Form 10-Q
period 1994-12-31
BMC SOFTWARE INC
filed 1995-02-14
CIK 835729

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1994

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to
     __________________________

     Commission file number 0-17136


                               BMC SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                               74-2126120
   (State or other jurisdiction of         (IRS Employer identification No.)
    incorporation or organization)

            BMC Software, Inc.
         2101 CityWest Boulevard
              Houston, Texas                          77042
  (Address of principal executive officer)          (Zip Code)

Registrant's telephone number including area code: (713)918-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

As of January 31, 1995, there were outstanding 25,186,619 shares of Common Stock, par value $.01, of the registrant.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                        Quarter Ended December 31, 1994

                                     INDEX

                                                                   PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                     2

            Condensed Consolidated Balance Sheets
            December 31, 1994 (Unaudited) and March 31, 1994         2

            Condensed Consolidated Statements of Earnings
            Three months and nine months ended December 31,
            1994 and 1993 (Unaudited)                                4

            Condensed Consolidated Statements of Cash Flows
            Nine months ended December 31, 1994 and 1993
            (Unaudited)                                              5

            Notes to Condensed Consolidated Financial
            Statements                                               6

Item 2.     Management's Discussion and Analysis of Results
            of Operations and Financial Condition                    8

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                        14

            SIGNATURES                                              15

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         December 31,  March 31,
            ASSETS                                           1994        1994
                                                           --------     --------
Current assets:
           Cash and cash equivalents .................     $ 26,472     $ 37,814
           Securities held to maturity ...............       48,366       42,455
           Trade accounts receivable, net ............       77,850       57,711
           Other accounts receivable .................        5,299        3,479
           Prepaid expenses and other ................        4,487        2,688
           Deferred income and other taxes ...........       12,238       12,412
                                                           --------     --------
                        Total current assets .........      174,712      156,559
                                                           --------     --------
Property and equipment, net ..........................       99,652       93,155
Software development costs, net ......................       14,998       14,750
Purchased software, net ..............................        6,590        8,230
Securities held to maturity ..........................      151,539      138,654
Finance receivables, long-term .......................       15,221        4,140
Deferred charges and other assets ....................        2,168        2,039
                                                           --------     --------
                                                           $464,880     $417,527
                                                           ========     ========

     See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                  (continued)

                                                     December 31,     March 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY              1994           1994
                                                      ----------     ----------
Current liabilities:
  Trade accounts payable .........................    $    9,162     $    7,626
  Treasury stock obligation ......................          --           12,181
  Accrued liabilities ............................        23,282         24,046
  Taxes payable ..................................         5,567          3,990
  Current portion of deferred revenue ............        85,734         79,287
                                                      ----------     ----------

      Total current liabilities ..................       123,745        127,130
                                                      ----------     ----------

Deferred revenue and other .......................        44,709         39,997
                                                      ----------     ----------

      Total liabilities ..........................       168,454        167,127
                                                      ----------     ----------

Stockholders' equity:
  Preferred stock, $.01 par value,
     1,000,000 shares authorized, none
     issued and outstanding ......................          --             --
                                                      ----------     ----------
  Common stock, $.01 par value, 90,000,000
     shares authorized, 26,260,000 shares issued..           262            262
  Additional paid-in capital .....................        67,904         68,115
  Retained earnings ..............................       293,042        218,950
  Foreign currency translation adjustment ........          (634)          (911)
                                                      ----------     ----------
                                                         360,574        286,416

  Less treasury stock (1,103,000 and 516,000
      shares, respectively) ......................        59,856         31,306
  Less unearned portion of restricted
     stock compensation ..........................         4,292          4,710
                                                      ----------     ----------

          Total stockholders' equity .............       296,426        250,400
                                                      ----------     ----------
                                                      $  464,880     $  417,527
                                                      ==========     ==========

     See accompanying notes to condensed consolidated financial statements.


                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)
                                  (Unaudited)

                                      Three Months Ended          Nine Months Ended
                                          December 31,               December 31,
                                      1994          1993          1994          1993
                                   ----------    ----------    ----------    ----------
Revenues:
   Licenses ...................    $   55,555    $   45,175    $  145,823    $  119,747
   Maintenance ................        35,145        30,325       102,877        88,753
                                   ----------    ----------    ----------    ----------
   Total revenues .............        90,700        75,500       248,700       208,500
                                   ----------    ----------    ----------    ----------
Operating expenses:
   Selling and marketing ......        23,875        20,000        64,524        55,156
   Research and development ...        13,716        11,272        40,631        34,007
   Cost of maintenance services
      and product licenses ....         7,977         6,728        23,189        19,845
   General and administrative..         7,950         6,800        21,651        18,896
                                   ----------    ----------    ----------    ----------
      Total operating expenses         53,518        44,800       149,995       127,904
                                   ----------    ----------    ----------    ----------
             Operating income..        37,182        30,700        98,705        80,596
Other income ..................         2,975         2,750         8,675         8,121
                                   ----------    ----------    ----------    ----------
Earnings before taxes .........        40,157        33,450       107,380        88,717
Income taxes ..................        12,449        10,370        33,288        27,243
                                   ----------    ----------    ----------    ----------
Net earnings ..................    $   27,708    $   23,080    $   74,092    $   61,474
                                   ==========    ==========    ==========    ==========
Earnings per share ............    $     1.10    $      .89    $     2.92    $     2.35
                                   ==========    ==========    ==========    ==========
Shares used in computing
     earnings per share .......        25,185        25,931        25,392        26,159
                                   ==========    ==========    ==========    ==========


     See accompanying notes to condensed consolidated financial statements.

                                      -4-

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                           December 31,
                                                                         1994          1993
                                                                      ---------     ---------
Cash flows from operating activities:
     Net earnings ................................................    $  74,092     $  61,474
     Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
          Depreciation and amortization ..........................        9,454         6,758
          Net change in receivables,
            payables and other items .............................      (10,205)        9,271
                                                                      ---------     ---------
             Total adjustments ...................................         (751)       16,029
                                                                      ---------     ---------
                Net cash provided by operating activities                73,341        77,503
                                                                      ---------     ---------
Cash flows from investing activities:
     Net Capital expenditures ....................................      (10,476)      (29,040)
     Capitalization of software development ......................       (3,745)       (3,575)
     Capitalization of purchased software ........................         (338)         (739)
     Purchases of securities held to maturity ....................      (50,861)      (70,730)
     Proceeds from securities held to maturity ...................       32,065        89,025
     Increase in long-term finance receivables ...................      (11,081)          --
                                                                      ---------     ---------
                Net cash used in investing activities                   (44,436)      (55,301)
                                                                      ---------     ---------
Cash flows from financing activities:
     Repayment of note payable to bank, net.......................          --        (36,000)
     Earned portion of restricted
          stock compensation .....................................          418         1,575
     Income tax reduction relating
          to stock options .......................................        1,107            83
     Stock options exercised and other ...........................         --             562
     Net treasury stock acquired .................................      (42,049)      (21,521)
                                                                      ---------     ---------
                Net cash used in financing activities ............      (40,524)      (19,301)
                                                                      ---------     ---------

Effect of exchange rate changes on cash ..........................          277        (1,270)
                                                                      ---------     ---------
Net change in cash and cash equivalents ..........................      (11,342)        5,873
Cash and cash equivalents at beginning of period .................       37,814        44,797
                                                                      ---------     ---------
Cash and cash equivalents at end of period .......................    $  26,472     $  50,670
                                                                      ---------     ---------
Supplemental disclosures of cash flow information:
          Cash paid for:
          Income taxes ...........................................    $  23,300     $  22,946
                                                                      =========     =========

     See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of BMC Software, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

      The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended March 31, 1994, as filed with the Securities and Exchange Commission on Form 10-K.

Note 2 - Adoption of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109

            In April 1993 the Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109 (SFAS 109), "Accounting for Income Taxes". Information on the adoption of SFAS 109 is set forth in Note 5 of the Notes to Consolidated Financial Statements of the Company's Annual Report for the period ended March 31, 1994.

Note 3 - Finance Receivables

      As of September 30, 1994, the Company began reporting its long-term customer finance receivables separately in its consolidated balance sheet. These balances have been reclassified in prior financial statements accordingly. The current portion is included in trade accounts receivable. These receivables arise in the ordinary course of business and are the result of the Company's decision to hold low risk customer obligations at interest rates which are attractive to the Company. Customers that finance their software purchases typically do so for internal budget and cashflow management purposes. Customers that desire to finance their software purchases may do so pursuant to the Company's internal finance program or pursuant to arrangements with third-party finance companies. In each case involving a Company-financed software acquisition, the customer must meet various financial and other criteria.

Note 4 - Earnings Per Share

      Earnings per share is based on the weighted average number of common shares and common stock equivalents outstanding for the period. For purposes of this calculation, outstanding stock options and unearned restricted stock shares are considered common stock equivalents using the treasury stock method. Fully diluted earnings per share is the same as, or not materially different from, primary earnings per share and, accordingly, is not presented.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                Notes to Condensed Consolidated Financial Statements
                                  (continued)

Note 5 - Adoption of Statement of Financial Accounting Standards No. 115

      Effective April 1, 1994, the Company adopted on a prospective basis STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each subsequent balance sheet date. The Company has the ability and intent to hold all securities in its portfolio to maturity and thus has classified these securities as "held to maturity" pursuant to SFAS 115. These securities, all of which are debt securities, have been recorded at amortized cost in the Company's balance sheets. The following table summarizes the company's securities as of December 31 and March 31, 1994:

                                             December 31           March 31
                                                 1994                1994
                                          -----------------    -----------------
                                          Carrying   Market    Carrying   Market
                                           Amount     Value     Amount    Value
                                          --------   ------    --------   ------
                                                      ($ in millions)
Tax exempt municipal bonds .............   $136.8    $134.3     $120.4    $119.6
Tax exempt auction preferred stock .....     28.5      28.5       46.1      46.1
Corporate bonds ........................     31.0      30.2       14.6      14.4
Other debt securities ..................      3.6       3.5        --        --
                                           ------    ------     ------   -------
                                           $199.9    $196.5     $181.1    $180.1
                                           ======    ======     ======    ======

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Results of Operations and
             Financial Condition

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Earnings bear to total revenues:

                                          Percentage of Total Revenues
                                   Three Months Ended       Nine Months Ended
                                       December 31,            December 31,
                                    1994        1993        1994        1993
                                    ----        ----        ----        ----
Revenues:
  License ......................    61.3%       59.8%       58.6%       57.4%
  Maintenance ..................    38.7        40.2        41.4        42.6
                                   -----       -----       -----       -----
    Total revenues .............   100.0       100.0       100.0       100.0
                                   -----       -----       -----       -----

Operating expenses:
  Selling and marketing ........    26.3        26.5        25.9        26.5
  Research and development .....    15.1        14.9        16.4        16.3
  Cost of maintenance services
     and product licenses ......     8.8         8.9         9.3         9.5
  General and administrative ...     8.8         9.0         8.7         9.0
                                   -----       -----       -----       -----

Operating income ...............    41.0        40.7        39.7        38.7
Other income ...................     3.3         3.6         3.5         3.9
                                   -----       -----       -----       -----

Earnings before taxes ..........    44.3        44.3        43.2        42.6
Income taxes ...................    13.7        13.7        13.4        13.1
                                   -----       -----       -----       -----

Net earnings ...................    30.6%       30.6%       29.8%       29.5%
                                   =====       =====       =====       =====

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                   Results of Operations and Financial Condition
                                  (continued)

REVENUES

      Total revenues for the third quarter of fiscal 1995 were $90.7 million, an increase of $15.2 million, or 20%, compared to $75.5 million for the third quarter of fiscal 1994. Total revenues for the first nine months of fiscal 1995 were $248.7 million, an increase of $40.2 million, or 19%, compared to $208.5 million for the same period in fiscal 1994.

LICENSE REVENUES

      Worldwide license revenues increased 23% to $55.6 million from the third quarter of fiscal 1994 to the third quarter of fiscal 1995, with North American licenses increasing 21% to $32.2 million and international license revenues increasing 27% to $23.4 million. For the nine months ended December 31, 1994, North American and international license revenue grew by 25% and 17%, respectively, over the comparable prior year periods. License revenue growth was driven by fees received under the Company's enterprise licensing program as discussed below. Of the 27% increase in international license revenues in the third quarter of fiscal 1995, approximately 8% is attributed to changes in foreign currency exchange rates from the third quarter of fiscal 1994. North American license revenues comprised 58%, and international license revenues comprised 42%, of total license revenues in the quarter ended December 31, 1994. The percentage of total revenues derived from CPU upgrade fees in the December quarter remained in the mid-twenty percent range relative to total revenues. Third quarter CPU upgrade fees include current charges for installing the company's products on a more powerful CPU under the traditional tiered licensing practice and to a lesser extent, fees paid by the customer for capacity beyond the current usage level. The Company anticipates that CPU upgrade fees as a percentage of total revenues will be in the mid-twenty percent range for the remainder of fiscal 1995, subject to customer purchasing decisions, market conditions and other factors that are inherently difficult to predict.

      Enterprise license fees have been, and continue to, be a significant component of the Company's license revenues. Enterprise licenses provide customers with a more flexible and accommodative licensing alternative to the Company's traditional tiered licensing practice, under which a software product is licensed to a single CPU and CPU upgrade charges are owed if the customer installs the product on a CPU that falls into a higher tier category. An enterprise license instead allows the customer to run an unlimited number of copies of the product on its CPUs without regard to their size, subject to a maximum limit on the aggregate power of the CPUs as measured in millions of instructions per second, or MIPS. An enterprise license transaction includes license fees for new products, additional copies of products already licensed, a fee for additional MIPS capacity beyond the customer's current usage level and/or a restructuring fee. Conversion to enterprise license terms typically results in higher, volume-based discounts for future maintenance and capacity-based (i.e. upgrade) charges. Enterprise licenses generally do not cover the Company's full product lines and do not include products that are not generally available on the date of the transaction. The fee for additional MIPS capacity is based on a customer's growth plan for the next three to five years and has represented from over half, to substantially all, of the total enterprise license fee, excluding maintenance fees. At the end of the term, and in some cases annually during the term, additional fees are owed if the customer has exceeded the MIPS maximum. The product license fee and additional MIPS capacity fee components of an enterprise license are recognized as license fees and license upgrade fees, respectively, when the license is executed and any applicable products have been delivered, in accordance with the Company's standard revenue recognition practices. An enterprise license usually includes a prepaid maintenance fee, which is recognized ratably over the maintenance term.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)

      Enterprise license fees have been primarily responsible for the Company's license revenue growth in fiscal 1994 and the first nine months of fiscal 1995. The Company also expects enterprise license fees to be the primary source of license revenue growth in the fourth quarter of fiscal 1995. Individual enterprise license transactions have ranged from less than $50,000 to well in excess of $1,000,000. The Company's operating results are dependent on the timely closing of the large, independently significant transactions, which can have extended sales cycles and be less predictable, due in part to higher customer approval levels. Continued demand for enterprise licenses depends upon customers' intentions to increase significantly their mainframe MIPS in the future and their continued acceptance of CPU upgrade fees. Failure to close one or more anticipated large enterprise licenses in a quarter would have a material adverse effect on operating results for that quarter.

      The database management line of products, comprising the Company's tools and utilities for IBM's IMS and DB2 mainframe database management systems, contributed approximately 72% of total revenues and 74% of license revenues in the third quarter. Total revenues for this product line increased 25% and license revenues increased 26% compared to the year-ago third quarter. For the fiscal year to date, the database management products year over year license and total revenue growth exceeded the Company's overall revenue growth rates.

MAINTENANCE REVENUES

      Maintenance revenues for the third quarter of fiscal 1995 increased $4.8 million, or 16%, to $35.1 million, from the comparable period in fiscal 1994. For the nine months ended December 31, 1994, maintenance revenue increased by 16% over the comparable period in the prior year. Maintenance revenues are annual fees for technical support, enhancements and updates of licensed products and include the implicit fee for first-year maintenance services that is bundled with the perpetual license fee. Maintenance revenues increased as a result of high annual renewal rates, a growing base of installed products and higher charges for maintenance services under the Company's tiered pricing policy as customers acquire larger computers. Maintenance revenue growth in a particular quarter is impacted by the level of license revenue in the preceding four quarters and the attendant fees for first-year maintenance and by enterprise license transactions. Enterprise license transactions can provide customers with higher, volume-based discounts that apply to future maintenance charges.

EXPENSES

SELLING AND MARKETING EXPENSES

      Selling and marketing expenses for the third quarter of fiscal 1995 increased by 19%, to $23.9 million, from the comparable period in fiscal 1994. These expenses increased by 17%, to $64.5 million, in the nine months ended December 31, 1994 versus the comparable prior year nine month period. Contributing to these increases were increased sales commissions, increases in marketing and sales support efforts and the addition of sales and marketing personnel. As a percentage of total revenues, these expenses decreased slightly, from 27% in the third quarter of fiscal 1994 to 26% in the third quarter of fiscal 1995. The Company anticipates that marketing expenses will continue to increase at a faster rate as the Company attempts to increase its market presence and share, particularly in the client/server markets.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                   Results of Operations and Financial Condition
                                  (continued)

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses for the third quarter of fiscal 1995 increased 22%, to $13.7 million, from the comparable period in fiscal 1994. These expenses increased by 19%, to $40.6 million, in the nine months ended December 31, 1994 versus the comparable prior year nine month period. These increases in research and development costs are primarily attributable to the addition of product development personnel and an increase in costs related to the data center and testing environment. As a percentage of total revenues, research and development expenses increased slightly to 15.1% in the third quarter of fiscal 1995 from 14.9% in the year ago third quarter. The Company continues to hire additional software developers with client/server expertise and to invest significantly in PATROL and other open systems products.

COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

      Cost of maintenance services and product licenses for the third quarter and for the first nine months of fiscal 1995 increased by 19% and 17%, respectively, from the third quarter and first nine months of fiscal 1994. As a percentage of total revenues, these expenses remained at 9% in the third quarter of fiscal 1994 and the third quarter of fiscal 1995. Cost of maintenance services and product licenses consists of technical support employees compensation and amortization of purchased and internally developed software. These costs have increased in fiscal 1995 primarily due to the hiring of additional technical support personnel and the acquisition of hardware and other equipment used in the customer support process.

      For the third quarter of fiscal 1995, the Company capitalized $2.1 million in software development costs pursuant to STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 86 (FAS 86). The Company recorded software cost amortization expense of $822,000 during the third quarter of fiscal 1995. In the third quarter of fiscal 1994, the Company capitalized $683,000 of software development costs, net of related amortization.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses in the third fiscal quarter increased by $1.2 million, or 17%, to $8.0 million from the same prior year period and decreased slightly as a percentage of total revenues from 9.0% to 8.8%. These expenses increased 15% in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. These increases are in line with the Company's plan to grow its administrative and support functions at a rate commensurate with the growth in business activity. While the Company anticipates that general and administrative expenses will continue to approximate 9% of revenue, these expenses are subject to fluctuation based on the timing of certain legal, professional and other administrative services and discretionary expenditures.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                   Results of Operations and Financial Condition
                                  (continued)

OTHER INCOME

      For the third quarter of fiscal 1995, other income was $3.0 million, compared to $2.8 million for the same quarter in fiscal 1994. Other income consists primarily of interest earned on tax-exempt municipal securities, auction preferred stock, Eurodollar deposits and money market funds.

INCOME TAXES

      For the third quarter of fiscal 1995, income tax expense was $12.4 million, compared to $10.4 million for the same quarter in fiscal 1994. The Company's income tax expense represents the federal statutory rate of 35% reduced by the benefit from the Company's Foreign Sales Corporation, the effect of tax exempt interest earned from temporary cash investments and foreign income taxes.

      As discussed in Note 2, the Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109 (SFAS 109), "Accounting for Income Taxes," as of April 1, 1993. SFAS 109 changes the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Adoption of SFAS 109 had an immaterial impact on the Company's operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth through funds generated from operations. As of December 31, 1994, the Company had cash, cash equivalents and securities of $226.4 million.

      In July 1994, the Company's Board of Directors authorized the Company to purchase up to an additional 1,000,000 shares of its common stock. During the quarter ended December 31, 1994, the Company repurchased 30,000 shares of its common stock in open market transactions. As of December 31, 1994, the Company was authorized by its Board of Directors to purchase 729,000 shares.

      The Company believes that existing cash balances and funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      Numerous factors could affect the Company's future operating results, including general economic conditions, market acceptance of the Company's new products and competitive pressures. The Company derives virtually all of its revenues from software products for IBM and compatible mainframe computers, so that future operating results are dependent upon customers' continued requirements for mainframe systems software.

      The Company's international license revenues increased by 27% in the third quarter of fiscal 1995 relative to the year-ago period, after increasing by 55% in the second quarter of fiscal 1995 compared to the year ago quarter. Over the past eighteen months, the performance of the international offices has varied from period to period and from country to country. Future revenue growth and operating results are dependent upon a sustained turnaround by, and continued license revenue growth from, the Company's international operations, particularly in Europe.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                   Results of Operations and Financial Condition
                                  (continued)


      The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new and updated products. The Company is investing heavily in the development of new products for the rapidly growing client/server market and for its existing mainframe market. The Company believes it has the resources to compete effectively in these markets. Software development is, however, a complex and creative process that can be difficult to accurately schedule and predict. The Company has experienced long development cycles for certain of its products. As is typical in its industry, the Company has experienced product delays in the past and may have delays in the future. The Company's client/server development initiative extends beyond its traditional areas of expertise, and development cycles and schedules for these products may prove to be less predictable. Delays in new product introductions or less-than-anticipated market acceptance of these new products could have an adverse effect on the Company's revenues and earnings.

      The Company derives a significant portion of its license revenues from CPU upgrade fees. The charging of such fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. The pricing of mainframe systems software, including the charging of tier-based upgrade fees is under pressure from customers. Mainframe hardware costs have decreased dramatically while software costs have continued to rise. In April 1994, IBM announced alternatives to tier-based pricing charges for certain products and eliminated tier-based charges for using its software on the largest mainframe CPUs. Although the Company has adopted MIPS-based pricing for large enterprise licenses, it continues to charge additional license fees for products utilized on incremental processing power. The Company believes its current pricing policies most properly reflect the value provided by its products. IBM's actions have, however, increased pricing pressures within the mainframe systems software markets. The Company derives a significant portion of its license, upgrade and enterprise license fees from products on CPUs in the tier categories for which IBM has eliminated upgrade fees. If future changes in the Company's pricing structure or existing or future competition results in significant price decreases that are not offset by sales volume increases, the Company's business and financial results will be adversely affected.

      The Company's stock price has been highly volatile over the last several years. Future revenues, earnings and stock prices may be subject to wide swings, particularly on a quarterly basis. The stock price of software companies in general, and the Company in particular, is primarily based on expectations of future revenue and earnings growth. Any failure of revenues or earnings to meet expected levels in a period would likely have an immediate and adverse effect on the Company's stock price. A high percentage of the Company's sales is closed at the end of each quarter, and there has been and continues to be a trend toward larger single sales transactions, which can have extended sales cycles and are less predictable. The Company may not know whether revenues and earnings will meet expected results until the end of a quarter.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)  EXHIBITS.
            (b)  REPORTS ON FORM 8-K.
                 None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BMC SOFTWARE, INC.

Date:  February 13, 1995                 By:/S/ MAX P. WATSON JR.
                                            Max P. Watson Jr.
                                            Chairman of the Board, President and
                                            Chief Executive Officer

Date:  February 13, 1995                 By:/S/ KEVIN M. KLAUSMEYER
                                            Chief Accounting Officer