Form 10-K405
period 1995-03-31
BMC SOFTWARE INC
filed 1995-06-29
CIK 835729

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1995
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD
FROM ________________________ TO ________________________

                         COMMISSION FILE NUMBER 0-17136
                            ------------------------

                               BMC SOFTWARE, INC.

             (Exact name of registrant as specified in its charter)

                    DELAWARE                                         74-2126120
        (State or other jurisdiction of                           (I.R.S. Employer
         incorporation or organization)                         Identification No.)

               BMC SOFTWARE, INC.
            2101 CITYWEST BOULEVARD
                 HOUSTON, TEXAS                                      77042-2827
    (Address of principal executive offices)                         (Zip code)

       Registrant's telephone number, including area code: (713) 918-8800

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes_X    No__

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on June 26, 1995 was $1,928,398,938.

    As of June 26, 1995, there were outstanding 25,228,286 shares of Common Stock, par value $.01, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents are incorporated by reference in this report:

       Annual Report for the Fiscal Year ended March 31, 1995 (Parts II and IV of this Report)

       Definitive   Proxy  Statement  to   be  filed  in   connection  with  the
       registrant's Annual Meeting of Stockholders currently scheduled to be held on August 28, 1995 (Part III of this Report)

       Such Annual Report and Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    BMC Software, Inc. ("BMC" or the "Company") designs, develops, markets and provides maintenance and support services for systems software products that improve the availability, reliability, accuracy and integrity of enterprise data in IBM mainframe and open systems environments. BMC is a leading independent vendor of administrative tools and utility products for the primary IBM mainframe operating system, MVS, and the principal MVS-based database management systems, IMS/DB and DB2. BMC is investing significant resources in its open systems product initiatives, both in internal research and development and in acquisitions, and its PATROL product line is a leading monitoring and event management product for open systems databases and applications. BMC is also a leading vendor of software products that provide performance and functional enhancements for the key MVS-based network communications systems, CICS and IMS/TM. BMC's customers are typically Fortune 500 industrial and service corporations and similarly sized organizations worldwide. BMC was organized as a Texas corporation in 1980 and was reincorporated in Delaware in July 1988. Its principal corporate offices are in Houston, Texas.

    BMC's most important product lines by revenue and earnings contribution are its high performance utilities for IMS/DB and DB2 and its administrative products for DB2. These database tools and utilities generated 71% of total revenues and 73% of license revenues in fiscal 1995. IMS/DB and DB2 are the predominant database management systems ("DBMSs") for IBM and IBM-compatible mainframe computers. The DBMS enables a user to access stored data and to manipulate, arrange and process large volumes of data by controlling the organization, storage, retrieval, security and integrity of data stored in the database. It is the critical link between an application and the data; when a DBMS is down for maintenance operations or because of a failure, the application and the data are unavailable to end-users. BMC's utility products minimize the downtime of IMS/DB and DB2 databases by significantly reducing the time required to perform routine but critical operations. Examples include loading large volumes of data into a database, making back-up and other copies of a database, recovering a database after an outage and reorganizing a database. The administrative products include a DB2 performance monitor and the change management products for DB2, which simplify and automate the synchronization of changes to data structures as applications are distributed across multiple DB2 databases. The administrative products also include DB2 recovery products, which automate the recovery of a DB2 database after an outage.

    In January 1994, BMC acquired the PATROL monitoring and event management software product for UNIX-based open systems. PATROL employs an intelligent agent architecture to enable the command and control of multiple networked servers and the data, DBMSs and applications on those servers from a central control point. In May 1995, BMC introduced the first of its MetaSUITE-TM- line of open systems products, which will improve open systems data management by providing capabilities including database administration, advanced data structure manipulation, data warehousing management, recovery management and utility functions. The Meta products will share common graphical user interfaces and will be designed to minimize the complexities presented by multiple database types by supporting the leading open systems relational DBMSs in a database independent manner. The initial three MetaSUITE-TM- products scheduled for release in fiscal 1996, MetaDESK-TM-, MetaMANAGE-TM- and MetaCHANGE-TM-, will provide a generalized facility for database administration activities having the functionality of BMC's ALTER, CHANGE MANAGER and CATALOG MANANGER administrative tools for DB2. BMC also has acquired the exclusive rights to distribute high performace back-up and recovery utilities developed by DataTools, Inc. for the Oracle and Sybase DBMSs and other high-speed database utilities developed by DataTools, Inc. over the next three years.

STRATEGY

    BMC intends to continue to invest in its core mainframe product lines, both by developing or acquiring additional new products and by continuing to provide significant performance and functional enhancements to its existing portfolio of 67 mainframe products. The Company believes the mainframe computing model remains effective for large, transaction-intensive information systems as hardware prices have fallen and customers have begun to appreciate the true costs and difficulties of large-scale open systems implementations. The Company has continued to invest in internal development and acquisitions of new IMS products and intends to introduce in fiscal 1996 a new line of entry level IMS utilities for smaller customers and a new high-end product that will provide the ability to reorganize an IMS database without taking it off-line. The Company is also developing high-speed utility equivalents to its existing IMS and DB2 utilities for the new IBM CMOS mainframe computing architecture, which is expected to gain acceptance over the next two years. The Company is also continuing to invest in its tools and utilities for DB2.

    BMC's open systems strategy is to remain focused upon the Company's core competencies, application, data and database management. In addition to PATROL, which provides system-wide monitoring and event management, BMC's strategy is to provide equivalents to its DB2 utility and administrative products for open systems. The MetaSUITE software products and the DataTools back-up and recovery utilities are the first of these products.

    BMC announced in March, 1995, its Cooperative Enterprise Management Solutions strategy ("CEMS"), which embodies integration of PATROL and its other open systems products with leading third-party system and network management products. The Company is integrating PATROL with leading client/server system and network management tools such as Hewlett-Packard's OpenView and Computer Associates' CA-Unicenter to allow communication and cooperation between the products. The Company is also implementing a Preferred Partners Program under which it will grant distribution rights to PATROL and other open systems products to leading hardware and software vendors, systems integrators and consulting firms to increase account coverage and market acceptance of its products and to defray first level support costs.

PRODUCTS

    At March 31, 1995, BMC's product portfolio was comprised of 75 products in ten product groups: (1) the Masterplan products for DB2, which increase the performance and automate the administration of DB2; (2) the IMS Database Utilities products, which reduce the time required to recover, reorganize and maintain large IMS databases; (3) the IMS/TM Enhancements products, which expand the capabilities of large IMS/TM-based networks and make possible routine operations, such as adding terminals, without downtime; (4) the Network Series of products, which provide for high performance communications between a host mainframe computer and networked terminals; (5) the PATROL product suite, which allows centralized control and management of open systems databases and applications; (6) the DASD Data Compression products, which through data compression techniques increase the capacity of data storage hardware; (7) the TRIMAR Fast Path Series of products, which address the IMS/VS Fast Path DBMS for high speed, high volume systems; (8) the CICS Integrity Series of products, which provides data integrity and recovery functions for CICS/VSAM data; (9) the IMS Application Enhancement products, which enhance the performance and availability of IMS application programs; and (10) the VSE products, which enhance certain operational characteristics of database and data communication software running on IBM's VSE operating system.

    MASTERPLAN PRODUCTS FOR DB2

    The Masterplan products for DB2 generated approximately 33%, 33% and 34% of the Company's total revenues in fiscal 1993, 1994 and 1995, respectively, and 42%, 39% and 39% of license revenues. The products are offered in the following categories: (1) The ACTIVITY MANAGER family of performance products; (2) administrative tools; (3) high speed utilities; (4) restart and recovery management products; and (5) data compression products.

    The ACTIVITY MANAGER performance products help customers to maximize DB2 performance. Key product features include the abilities to quickly determine problem resolution through detailed reporting, to dynamically modify system parameters, to solve performance problems and to reduce input/output through caching. These products can anticipate and prevent many performance problems by taking action automatically when they sense that pre-set parameters are being exceeded.

    The administrative tools significantly increase productivity by automating many necessary time-consuming and error-prone tasks. The administration tools include CHANGE MANAGER for DB2, which was introduced in fiscal 1993 and is one of BMC's most successful products. CHANGE MANAGER and its sister product, ALTER for DB2, ensure that all the relational dependencies critical to DB2 are identified and allow the synchronized propagation of changes to DB2 data structures across multiple DB2 systems.

    The DB2 utility tools provide greatly increased speed in DB2 maintenance operations that are routine but time-critical, as the operations render the DB2 data unavailable until the operation is complete. Examples including loading, copying and reorganizing a DB2 database.

    The restart and recovery management products allow for high-speed and coordinated system restarts and recoveries. In addition to providing increased speed, the products allow for the automation of the recovery process and can eliminate the need to re-run an entire application and instead restart it from the last synchronization point.

    IMS DATABASE UTILITIES

    The Company's IMS Database Utilities contributed the largest percentage of total revenues in each of the last three fiscal years. The IMS Database Utilities provided 38% of total revenues and 35% of license revenues in fiscal 1993, 38% of total revenues and 35% of license revenues in fiscal 1994 and 37% of total revenues and 34% of license revenues in fiscal 1995. The IMS Database Utilities are offered in the following groups: (1) IMS backup and recovery solutions; (2) IMS reorganization solutions; and (3) IMS integrity solutions.

    For many organizations, IMS databases contain voluminous amounts of critical data, such as customer or inventory records, that must be accessible 24 hours a day. The backup and recovery solutions dramatically shorten the recovery process after a system failure by making fast backups of data and by managing data sets.

    The IMS reorganization solutions include LOADPLUS-Registered Trademark-, the Company's most successful product, which contributed 10%, 9% and 9% of total revenues in fiscal 1993, 1994 and 1995, respectively. Large IMS databases become progressively disorganized as records are added and deleted, which degrades DBMS performance. To maintain system performance the database must be periodically reorganized, which involves numerous steps including loading the data into the database. During the reorganization process, the system is unavailable to users. BMC's IMS reorganization solutions dramatically increase the speed of the reorganization process and condense the number of steps required.

    The IMS integrity solutions check and ensure the integrity of the data and help verify the accuracy of data. The products are designed to be fast and easy to use.

    IMS/TM ENHANCEMENTS

    The IMS/TM Enhancement products automate many of the manual procedures required to maintain IMS/TM networks. The tools increase IMS availability, simplify system management and improve productivity. Included in this category are products that allow organizations to restart the network after a system failure and bring additional terminals online without downtime. The IMS/TM Enhancement products accounted for 8%, 9% and 7% of the Company's total revenues for fiscal 1993, 1994 and 1995, respectively.

    NETWORK SERIES

    The Company's Network Series of products increase the performance of large, mainframe-based networks. The products enable users to increase system availability, enhance response time and improve throughput and accounted for 9%, 8% and 7% of the Company's total revenues in fiscal 1993, 1994 and 1995, respectively.

    The majority of the products in this series are optimization products that minimize the number of characters, and thereby the time and hardware, necessary to transmit data through telecommunications networks connecting a host mainframe computer and IBM 3270-compatible terminals or personal computers. The products significantly increase response times and can often postpone or obviate expensive hardware and communication line upgrades. The Network Series also includes OPERTUNE-Registered Trademark- for NCP, which dynamically tunes the operating parameters of network controller hardware to increase performance while achieving continuous availability.

    PATROL

    PATROL is a database monitoring and application management product and architecture that allows users to centralize control and event management in their distributed computing environments by using a graphical console, intelligent agent technology and loadable libraries of system expertise. PATROL currently supports numerous Unix and other open systems platforms, including the predominant DBMSs, Oracle, Sybase and Informix, and most of the widely used hardware platforms. BMC is extending PATROL to additional environments, including Digital Equipment Corporation's VAX operating system and Microsoft Corporation's Windows/NT operating system. BMC believes that PATROL will be a key component of BMC's open systems solution for heterogenous client/server systems. The PATROL product line accounted for 4% of the Company's total revenues in fiscal 1995.

    DASD DATA COMPRESSION

    The DASD Data Compression products reduce the space required to store data on direct access storage devices for IBM mainframe systems, which can eliminate the need for additional disk drives. The products are available for a number of MVS subsystems, including IMS, OS and VSAM. The products can also be used in connection with data transmission between computers to decrease the need for expensive communications hardware. The DASD Data Compression products accounted for 5%, 5% and 4% of the Company's total revenues in fiscal 1993, 1994 and 1995, respectively.

    TRIMAR FAST PATH SERIES

    The TRIMAR Fast Path Series of products significantly speeds and simplifies IMS/VS Fast Path operations and maintenance while ensuring data integrity. The IMS/VS Fast Path subsystem is used in very large, transaction-intensive data centers. The TRIMAR Fast Path Series of products accounted for 3% of the Company's total revenues in each of fiscal 1993, 1994 and 1995.

    CICS INTEGRITY SERIES

    The CICS Integrity products provide for fast recovery of CICS and VSAM file systems. They cover the range of recovery needs from batch to online and offer the ability to manage and speed recoveries. The CICS Integrity Series products accounted for 3%, 2% and 2% of the Company's total revenues in fiscal 1993, 1994 and 1995, respectively.

    IMS APPLICATION ENHANCEMENTS

    The IMS Application Enhancement products improve the performance and availability of IMS application programs by automating application restart and batch processing. The IMS Application Enhancement Series accounted for 1%, 2% and 1% of the Company's total revenues in fiscal 1993, 1994 and 1995, respectively.

    VSE SERIES

    The VSE products enhance certain operational characteristics of database and data communication software running on IBM's VSE operating system. The VSE Series products accounted for less than 1% in fiscal years 1993, 1994 and 1995.

SALES AND MARKETING

    BMC sells its products primarily through its direct sales force based in Houston, Texas. Since inception, the Company has relied on telephonic sales, or "telesales," to sell its products and encourage prospects to test its products on a free trial basis. As of March 31, 1995, the Company's direct sales force employed 112 sales representatives in North America and 96 international sales representatives.

    The Company supplements its sales representatives with technically trained sales support personnel, particularly in the DB2 and open systems markets. The sales support consultants travel to a customer's location to assist in installing the Company's products and conducting in-depth technical evaluations of their performance and features. The Company has significantly expanded its staff of sales support consultants as competition in the DB2 tools and utilities markets has increased and the Company has invested in its sales and sales support infrastructure for its open systems products. As of March 31, 1995, the Company employed 48 sales support consultants.

    The Company has opened field sales offices in Washington, D.C. and Los Angeles, California to complement its telesales channel, which offices will concentrate on open systems and DB2 products. To increase its coverage of open systems markets, the Company intends to distribute and sell PATROL and other products through leading software and hardware vendors under its Preferred Partner Program. The Company has established a channels operations group to promote, negotitiate and support such distribution arrangements and is continuing to invest in its open systems sales and support infrastructure.

INTERNATIONAL OPERATIONS

    Approximately 43%, 39% and 39% of the Company's total revenues in fiscal 1993, 1994 and 1995, respectively, was derived from business outside North America.

    The Company conducts its international sales, marketing and support primarily through ten wholly owned subsidiaries in Europe, Japan and Australia. These offices employ the same telesales and telephone support strategies the Company employs in North America, although the international subsidiaries typically conduct more frequent on-site sales and support calls because of greater geographic proximity to customers and prospects. In addition to its subsidiaries, the Company is represented by 37 independent agents worldwide.

    Total revenues, operating profits and identifiable assets attributable to the Company's North American, European and other international operations are set forth in Footnote 10 to the Consolidated Financial Statements contained in the Company's Annual Report for Fiscal 1995 (the "1995 Annual Report"). The Company believes that its operations outside the United States are located in countries that are politically stable and that such operations are not exposed to any special or unusual risks. Revenues from the Company's foreign subsidiaries are denominated in local currencies, as are operating expenses incurred in these locales. To date, the Company has not had any material foreign exchange currency losses. For a discussion of the Company's currency hedging program, see "Management's Discussion and Analysis of Results of Operations and Financial Conditions -- Results of Operations -- Expenses -- Risk Management" and Note 1(g) of Notes to the Consolidated Financial Statements contained in the 1995 Annual Report. The Company has not previously experienced any difficulties in exporting its products, but no assurances can be given that such difficulties will not occur in the future.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company continues to invest a significant percentage of its revenues in its internal research and development operations. In fiscal 1995, the Company hired 86 additional research and development personnel, over 60% of whom were open systems specialists. The Company has increased its acquisitions of products, technology and expertise in the last two fiscal years, particularly in open systems. The Company intends to continue to increase its internal research and development spending in line with revenue growth, and to pursue open systems technology acquisitions where appropriate. New product development spending in fiscal 1995 was approximately equally allocated between mainframe and open systems products, and the Company is budgeting a similar allocation for fiscal 1996.

    In fiscal 1995, the Company introduced 14 new internally generated products and 30 significant enhancements of existingproducts. The Company's expenditures on research and development and on product maintenance and support, including amounts capitalized, in the last three fiscal years are discussed in the 1995 Annual Report under the headings, "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Expenses -- Research and Development" and "-- Expenses -- Cost of Maintenance Services and Product Licenses."

    The Company's research, development and support teams are organized around BMC's product groups and are led by product authors, who are key developers that receive incentive commissions on product sales. At March 31, 1995, the Company employed 30 such product authors. The Company's research and development organizations are based in Houston and Austin, Texas.

MAINTENANCE, ENHANCEMENT AND SUPPORT SERVICES

    Revenues from the provision of maintenance, enhancement and support services comprised 43%, 42% and 41% of total revenues in fiscal 1993, 1994 and 1995, respectively. Payment of maintenance, enhancement and support fees entitles a company to telephone support and problem resolution services and enhanced versions of a product released during the maintenance period, including new versions necessary to run with new versions of the operating systems and other software supported by the product. Such maintenance fees are an important source of recurring revenue to the Company, and the Company invests significant resources in providing maintenance services and new product versions.

    For the Company's mainframe products, the fee for the first year of product maintenance services is included in the perpetual license fee. Subsequently, perpetual licensees may renew their maintenance agreements each year for an annual fee. The annual fee for mainframe products is generally 20% of the then current list perpetual license fee of the licensed product as adjusted for any applicable discounts. For the Company's open systems products, the initial maintenance period is shorter and the renewal fee varies depending on the level of support selected by the licensee.

    The Company believes it has developed the reputation for providing high quality maintenance and support services. The Company's support strategy is based on the employment of product support personnel who have a high degree of technical skill and training and who are part of the research and development groups. In many cases, these individuals were involved in the design and development of the products they support. Problem resolution and installation are handled over the phone with very few on-site visits. The Company believes effective support of its customers and products has been a substantial factor in product acceptance to date. The Company internally creates and produces all user manuals, sales materials and other documentation related to its products.

PRODUCT PRICING AND LICENSING

    The Company attempts to price its products based on the value to a customer. Both the Company's mainframe and client/server products are generally priced and licensed on a tiered pricing basis whereby the license fee for a product increases in relation to the processing capacity of the CPU on which the product is installed. Under tiered pricing, CPUs are classified by CPU tier according to their processing power as measured in millions of instructions per second ("MIPS"). More powerful CPUs fall into higher tiers and carry higher license fees. CPU upgrade fees are charged if a product is installed on another CPU that falls in a higher CPU group category. Under the Company's enterprise licensing program, customers may alternatively license products on an enterprise wide basis, whereby the customer can use the products on an unlimited number of CPUs of any size, subject to a limit on the aggregate processing power of such CPUs as measured in MIPS. CPU upgrade fees contributed 19%, 27% and 25% of total revenues in fiscal years 1993, 1994 and 1995, respectively. Because maintenance fees are based on the license fee for the product as of the annual renewal date, maintenance fees increase when a product is installed on a larger CPU. The Company maintains various discount programs, including standard discounts for multiple copies of a product, discounts for enterprise license transactions and discounts for its DB2 products.

    BMC's products are marketed on a trial basis. When a customer desires to license a trialed product, a permanent product copy or a coded password to convert the trial tape to a permanent tape is provided promptly. Consequently, the Company does not have any material product backlog of undelivered products. The Company licenses its software products almost exclusively on a perpetual basis.

    BMC recognizes revenues from perpetual licenses and upgrade fees when both parties are legally obligated under the terms of the respective agreement and the underlying software products have been shipped. The Company recognizes all maintenance revenue, including maintenance bundled with perpetual license fees, ratably over the maintenance period.

    For a discussion of enterprise license transactions, the various components of license and upgrade revenues and the Company's revenue recognition practices for such components, see the 1995 Annual Report under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Operating Results -- Revenues -- License Revenues."

COMPETITION; SYSTEM DEPENDENCE

    The Company's products run primarily with IBM's IMS/DB and DB2 database management systems and IMS/TM, CICS and VTAM data communications systems. Certain of the Company's products, including LOADPLUS-Registered Trademark- and DELTA IMS-TM-, two of its largest selling products, are essentially improved versions of system software utilities that are provided as part of these integrated IBM system software products. IBM could improve or add to these integrated software packages to include the various functions now provided by the Company's products and could provide them at little or nominal additional cost to the customer, which would adversely affect demand for new licenses and recurring maintenance of the Company's competing products.

    The systems software business is highly competitive. BMC's competitors include IBM and several independent software vendors that have the ability to develop and market products similar to, and competitive with, the Company's products. The Company's Masterplan series of DB2 products is now the largest contributor to license revenues. The market for DB2 tools and utilities is far more competitive than the Company's traditional IMS markets and continues to increase in competitiveness. Barriers to entry in these markets are low and new competitors are likely to emerge over time. Product pricing is a key competitive factor in the market for third-party tools and utilities for DB2 as the Company's competitors are committing substantial resources to their DB2 research and development programs and are rapidly improving their products' capabilities and the breadth of their product lines.

    IBM is by far the largest supplier of systems software for its mainframe operating systems and is the primary manufacturer of the mainframe hardware used by the Company's customers. From its inception, the Company has followed a policy of maintaining substantial compatibility with IBM's primary operating systems. IBM periodically enhances IMS, DB2 and its other MVS-based systems. The Company has continually modified its software to maintain compatibility with new IBM hardware and software. To maintain such compatibility and to develop and test new products, the Company licenses IMS/DB, DB2, IMS/TM, CICS and other software systems from IBM on similar terms as other IBM customers. If IBM were to terminate the current license arrangements or otherwise deny the Company access to these systems, or if IBM adopts technological changes that prevent or make more difficult access to the systems, the Company would be adversely affected. Similarly, if the Company is unable to aquire and maintain access to the major client/server relational DBMSs similar to its access to DB2 and other IBM systems software, its development of client/server products will be impeded.

    The client/server systems management market is highly competitive. All of the major mainframe systems software vendors have announced client/server strategies that appear to overlap to varying degrees with PATROL and BMC's client/server products under development. The relational DBMS vendors, such as Oracle and Sybase, and hardware companies such as Hewlett-Packard and Sun Microsystems, are also providing competing products. The Company expects the client/server systems management market to be large and fragmented, but much more competitive than the mainframe systems software markets.

    The Company believes that the key criteria considered by potential purchasers of its products are as follows: the operational advantages and cost savings provided by a product; product price and the terms on which the product is licensed; product quality and capability; ease of integration of the products with the purchaser's existing systems; quality of support and product documentation; and the experience and financial stability of the vendor. The Company believes that it competes favorably with respect to all of these factors.

INTELLECTUAL PROPERTY

    The Company distributes its products in object code form and relies upon contract, trade secret, copyright and patent laws to protect its intellectual property. The license agreements under which customers use the Company's products restrict the customer's use to its own operations and prohibit disclosure to third persons. Notwithstanding those restrictions, it is possible for other persons to obtain copies of the Company's products in object code form. The Company believes that obtaining such copies would have limited utility without access to the product's source code, which the Company keeps highly confidential. In addition, the Company's products are generally encoded to run only on a designated CPU, and trial tapes provided to potential customers generally function only for a limited trial period.

EMPLOYEES

    As of March 31, 1995, the Company had 1,185 full-time employees. The Company believes that its continued success will depend in part on its ability to attract and retain highly skilled technical, marketing and management personnel. The Company considers its employee relations to be excellent.

ITEM 2.  PROPERTIES

    The Company's headquarters and principal sales and product development operations are located in Houston, Texas, where the Company owns and occupies a 450,000 square foot office building. The Company leases its product development offices in Austin, Texas and its marketing and support offices in Camberley, England; Frankfurt, Germany; Milan, Italy; Paris, France; Tokyo, Japan; Madrid, Spain; Melbourne, Australia; Copenhagen, Denmark; Nieuwegein, Netherlands; and Brussels, Belgium. The Company leases its principal mainframe computers, an IBM ES9000-952, an IBM 390 600S and a COMS-1, and its telecommunications equipment. See Notes 1(c) and 10 of Notes to the Consolidated Financial Statements contained in the 1995 Annual Report.

ITEM 3.  LEGAL PROCEEDINGS

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information relating to the market for registrant's Common Stock, the number of holders of its Common Stock and payment of dividends is set forth under the captions "Quarterly Results" on page 32 and "Stock Information," "Stock Ownership" and "Dividends" on page 53 of the Company's Annual Report for fiscal 1995 (the "1995 Annual Report"), a copy of which is filed herewith as Exhibit
13.1. Such information is incorporated herein  by reference in response to  this
Item 5.

ITEM 6.  SELECTED FINANCIAL DATA

    Selected financial data for BMC for each of the last five fiscal years appears in the table on page 1 of the 1995 Annual Report and is incorporated herein by reference in response to this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    "Management's Discussion and Analysis of Results of Operations and Financial Condition," appearing on pages 25 through 34 of the 1995 Annual Report, is incorporated herein by reference in response to this Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements and report thereon listed under the heading "(a)(1) Financial Statements" of Item 14 herein, and to "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Quarterly Results" appearing on page 32 of the 1995 Annual Report, which are incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the Company's directors and executive officers is included in the Company's definitive Proxy Statement in connection with its 1995 Annual Meeting of Stockholders (the "1995 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 1995, under the captions "ELECTION OF DIRECTORS -- Nominees" and "OTHER INFORMATION -- Directors and Executive Officers" and is incorporated herein by reference in response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

    Information relating to executive compensation is set forth in the 1995 Proxy Statement under the captions "ELECTION OF DIRECTORS -- Compensation of Directors" and "EXECUTIVE COMPENSATION" and is incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to ownership of Registrant's Common Stock by management and certain other beneficial owners is set forth in the 1995 Proxy Statement under the caption "OTHER INFORMATION -- Certain Stockholders" and is incorporated herein by reference in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to certain relationships and related transactions is set forth in the 1995 Proxy Statement under the caption "OTHER INFORMATION -- Related Transactions" and is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as a part of this Report.

    1. The following financial statements of the Company and the Report of Independent Public Accountants thereon are included in the 1995 Annual Report and are incorporated herein by reference to this Item 14:

                                                                                                          PAGE NO.
                                                                                                           IN 1995
                                                                                                        ANNUAL REPORT
                                                                                                     -------------------
Report of Independent Public Accountants...........................................................              35
Consolidated Balance Sheets as of March 31, 1994 and 1995..........................................              36
Consolidated Statements of Earnings for the years ended March 31, 1993, 1994 and 1995..............              38
Consolidated Statements of Stockholders' Equity for the years ended March 31, 1993, 1994 and
 1995..............................................................................................              39
Consolidated Statements of Cash Flows for the years ended March 31, 1993, 1994 and 1995............              40
Notes to Consolidated Financial Statements.........................................................              42

    2. The following financial statement schedule of the Company and the related report of independent public accountants are filed herewith:

                        Schedule II -- Valuation Account

    All other financial schedules are omitted because (i) such schedules are not
required  or  (ii)  the   information  required  has   been  presented  in   the
aforementioned financial statements.

    3. The following Exhibits are filed with this Report or incorporated by reference as set forth below.

    EXHIBIT
     NUMBER
- ----------------
    3.1              --      Restated Certificate of Incorporation of the Company; incorporated by reference to  Exhibit
                             3.1  to the Company's Registration  Statement on Form S-1  (Registration No. 33-22892) (the
                             "S-1 Registration Statement").
    3.2              --      Bylaws of the Company;  incorporated by reference  to Exhibit 3.2  to the S-1  Registration
                             Statement.
    4.1              --      Specimen  Stock Certificate for the Common Stock  of the Company; incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement.
    4.2              --      Rights Agreement, dated as of May 8, 1995, between the Company and The First National  Bank of  Boston, as Rights Agent, specifying the terms of the Rights, which includes the form of
                             Certificate of Designation of Series A  Junior Participating Preferred Stock as Exhibit  A,
                             the form of Right Certificate as Exhibit B and the form of the Summary of Rights as Exhibit
                             C  (incorporated by reference  to Exhibit 1  to the registrant's  Registration Statement on
                             Form 8-A dated May 10, 1995).
   10.1  (a)         --      Form of 1986 Stock  Option Plan; incorporated  by reference to Exhibit  10.4(a) to the  S-1
                             Registration Statement.
   10.1  (b)         --      Form  of 1986 Stock Option  Agreement; incorporated by reference  to Exhibit 10.4(b) to the
                             S-1 Registration Statement.
   10.1  (c)         --      Form of Amendment  to 1986  Stock Option Agreement;  incorporated by  reference to  Exhibit
                             10.4(c) to the S-1 Registration Statement.
   10.1  (d)         --      Form  of Second  Amendment to  1986 Stock  Option Agreement;  incorporated by  reference to
                             Exhibit 10.4(d) to the S-1 Registration Statement.

    EXHIBIT
     NUMBER
- ----------------
   10.2  (a)         --      Form of 1988 Stock  Option Plan; incorporated  by reference to Exhibit  10.5(a) to the  S-1
                             Registration Statement.
   10.2  (b)(i)      --      Form of 1988 Stock Option Agreement; incorporated by reference to Exhibit 10.5(b)(i) to the
                             S-1 Registration Statement.
   10.2  (b)(ii)     --      Form  of 1988 Stock Option  Agreement; incorporated by reference  to Exhibit 10.5(b)(ii) to the S-1 Registration Statement.
   10.2  (c)         --      Form of Amendment  to 1988  Stock Option Agreement;  incorporated by  reference to  Exhibit
                             10.5(c) to the S-1 Registration Statement.
   10.3  (a)         --      Form  of 1989  Stock Plan; incorporated  by reference  to Exhibit 10.7(a)  to the Company's
                             Annual Report on Form 10-K for the fiscal year ended March 31, 1990 (the "1990 10-K").
   10.3  (b)         --      Form of 1989 Stock Option  Agreement; incorporated by reference  to Exhibit 10.7(b) to  the
                             Company's  Annual Report on Form 10-K  for the fiscal year ended  March 31, 1989 (the "1989
                             10-K").
   10.4  (a)         --      Form of BMC Software,  Inc. 1990 Non-employee Director  Stock Option Plan; incorporated  by reference to Exhibit 10.8(a) to the 1990 10-K.
   10.4  (b)         --      Form  of  Stock  Option  Agreement  under 1990  Non-employee  Director  Stock  Option Plan;
                             incorporated by reference to Exhibit  10.8(b) to the Company's  Annual Report on Form  10-K
                             for the fiscal year ended March 31, 1991 (the "1991 10-K").
   10.5              --      Form  of BMC  Software, Inc. 1990  Stock and  Incentive Plan; incorporated  by reference to
                             Exhibit 10.9 to the 1991 10-K.
   10.6              --      Form of Restricted Stock Agreement  employed under the 1989 Stock  Plan and the 1990  Stock and Incentive Plan; incorporated by reference to Exhibit 10.7(c) to the 1990 10-K.
  *10.7  (a)         --      Form of BMC Software, Inc. 1994 Employee Incentive Plan.
  *10.7  (b)         --      Form  of Stock Option Agreement  employed under BMC Software,  Inc. 1994 Employee Incentive
                             Plan.
  *10.8  (a)         --      Form of BMC Software, Inc. 1994 Non-employee Directors' Stock Option Plan.
  *10.8  (b)         --      Form of  Stock  Option  Agreement  employed  under  BMC  Software,  Inc.  1994  Nonemployee
                             Directors' Stock Option Plan.
   10.9              --      Description  of BMC Software, Inc. Executive Officer Annual Incentive Plan; incorporated by reference to Exhibit 10.6 to the Company's Annual  Report on Form 10-K for the fiscal  year ended March 31, 1994.
   10.10 (a)         --      License  Agreement  with  International  Business  Machines  Corporation;  incorporated  by reference to Exhibit 10.12 to the S-1 Registration Statement.
   10.10 (b)         --      License Agreements for  Use and Marketing  of Program  Materials dated May  13, 1986,  with
                             International  Business Machines Corporation; incorporated by reference to Exhibit 10.13 to the S-1 Registration Statement.
   10.10 (c)         --      Customer Agreement with International Business  Machines Corporation dated April 10,  1991;
                             incorporated  by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for
                             the fiscal year ended March 31, 1992 (the "1992 10-K").
  *10.11             --      Form of Indemnification Agreement among the Company and its directors.
   10.11 (a)         --      Term Lease  Master Agreement  dated  April 28,  1984 between  the  Company and  IBM  Credit
                             Corporation; incorporated by reference to Exhibit 10.22(a) to the 1991 10-K.

    EXHIBIT
     NUMBER
- ----------------
   10.11 (b)         --      Term  Lease  Supplement  dated  November  28,  1990  between  the  Company  and  IBM Credit
                             Corporation; incorporated by reference to Exhibit 10.22(b) to the 1991 10-K.
   10.11 (c)         --      Term Lease Supplement dated March 25, 1993 between the Company and IBM Credit  Corporation;
                             incorporated  by reference to the Company's Annual Report  on Form 10-K for the fiscal year ended March 31, 1993.
  *13.1              --      BMC Software, Inc. Annual Report for the fiscal year ended March 31, 1995.
  *22.1              --      Subsidiaries of the Company.
  *24.1              --      Consent of Arthur Andersen LLP, independent certified public accountants.
   27                --      Financial Data Schedule

- ------------------------
* Filed herewith.

    (b) Reports on Form 8-K

    Current Report on Form 8-K dated May 2, 1995 reporting the Company's adoption of a Stockholder's Rights Plan and declaration of a dividend of one preferred share purchase right for each outstanding share of common stock, par value $.01 per share, in connection therewith.
- ------------------------
BMC Software is a registered U.S. trademark of BMC Software, Inc. DB2 and IBM are registered trademarks of International Business Machines Corporation. All other products and tradenames mentioned herein are trademarks, registered trademarks or service marks of their respective companies.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 1995.

                                          BMC SOFTWARE, INC.

                                          By:        /s/ MAX P. WATSON JR.

                                             -----------------------------------
                                                      Max P. Watson Jr.
                                              Chairman of the Board, President
                                                 and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURES                         TITLE                  DATE
- -----------------------------------  -------------------------  ----------------

                                     Chairman of the Board,
       /s/ MAX P. WATSON JR.          President and Chief
- -----------------------------------   Executive Officer
         Max P. Watson Jr.            (Principal Executive
                                      Officer)

        /s/ JOHN W. BARTER
- -----------------------------------  Director
          John W. Barter

        /s/ B. GARLAND CUPP
- -----------------------------------  Director
          B. Garland Cupp
                                                                June 28, 1995

       /s/ MELDON K. GAFNER
- -----------------------------------  Director
         Meldon K. Gafner

          /s/ L. W. GRAY
- -----------------------------------  Director
            L. W. Gray

       /s/ GEORGE F. RAYMOND
- -----------------------------------  Director
         George F. Raymond

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    In connection with our audits of the consolidated financial statements of BMC Software, Inc. and subsidiaries as of March 31, 1994 and 1995 and for each of the three years in the period ended March 31, 1995, we have also audited the data contained in Schedule II. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This Schedule is the responsibility of management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This Schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
April 27, 1995

                                                                     SCHEDULE II

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                               VALUATION ACCOUNT
                   YEARS ENDED MARCH 31, 1993, 1994 AND 1995

                                                                     ADDITIONS
                                                             --------------------------
                                               BALANCE AT       CHARGED     CHARGED TO
                                              BEGINNING OF   (CREDITED) TO     OTHER                    BALANCE AT
  YEAR                DESCRIPTION                 YEAR         EXPENSES      ACCOUNTS     DEDUCTION     END OF YEAR
- ---------  ---------------------------------  -------------  -------------  -----------  ------------  -------------
1993       Allowance for doubtful
           accounts.........................  $     714,500  $   1,228,386   $  --       $    (87,047) $   1,856,839
1994       Allowance for doubtful
           accounts.........................      1,856,839      1,221,553      --           (843,929)     2,234,463
1995       Allowance for doubtful
           accounts.........................      2,234,463       (723,279)     --            --           1,511,184

                               INDEX TO EXHIBITS

    EXHIBIT
     NUMBER                                                          DESCRIPTION
- ----------------             -------------------------------------------------------------------------------------------
   10.7  (a)         --      Form of BMC Software, Inc. 1994 Employee Incentive Plan.
   10.7  (b)         --      Form  of Stock Option Agreement  employed under BMC Software,  Inc. 1994 Employee Incentive
                             Plan.
   10.8  (a)         --      Form of BMC Software, Inc. 1994 Non-employee Directors' Stock Option Plan.
   10.8  (b)         --      Form of  Stock  Option  Agreement  employed  under  BMC  Software,  Inc.  1994  Nonemployee
                             Directors' Stock Option Plan.
   10.11             --      Form of Indemnification Agreement among the Company and its directors.
   13.1              --      BMC Software, Inc. Annual Report for the fiscal year ended March 31, 1995.
   22.1              --      Subsidiaries of the Company.
   24.1              --      Consent of Arthur Andersen LLP, independent certified public accountants.
   27                --      Financial Data Schedule