Form 10-Q
period 1995-06-30
BMC SOFTWARE INC
filed 1995-08-14
CIK 835729

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                              FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

                                   OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission file number 0-17136

                           BMC SOFTWARE, INC.
        (Exact name of registrant as specified in its charter)

           DELAWARE                             74-212610
(State or other jurisdiction of     (IRS Employer identification No.)
incorporation or organization)

          BMC SOFTWARE, INC.
       2101 CityWest Boulevard
            Houston, Texas                          77042
(Address of principal executive officer)           (Zip Code)

Registrant's telephone number including area code: (713) 918-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes _X_   No ___

As of August 2, 1995, there were outstanding 25,254,111 shares of Common Stock, par value $.01, of the registrant.

                  BMC SOFTWARE, INC. AND SUBSIDIARIES

                      Quarter Ended June 30, 1995

                                 INDEX


                                                                PAGE
                                                                ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                     2

          Condensed Consolidated Balance Sheets
          June 30, 1995 (Unaudited) and March 31, 1995             2

          Condensed Consolidated Statements of Earnings
          Three months ended June 30, 1995 and 1994
          (Unaudited)                                              4

          Condensed Consolidated Statements of Cash Flows
          Three months ended June 30, 1995 and 1994
          (Unaudited)                                              5

          Notes to Condensed Consolidated Financial
          Statements                                               6

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition                    8

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders     14

Item 6.   Exhibits and Reports on Form 8-K                        14

          SIGNATURES                                              15

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                         June 30,    March 31,
                                           1995        1995
ASSETS                                 -----------   ---------
                                       (Unaudited)
Current assets:

      Cash and cash equivalents          $ 21,890    $  39,494

      Securities held to maturity          87,526       54,330

      Trade accounts receivable, net       62,428       64,741

      Other accounts receivable             7,163        5,641

      Prepaid expenses and other            4,306        6,432

      Deferred income and other taxes      11,146       12,262
                                         --------     --------
             Total current assets         194,459      182,900
                                         --------     --------
Property and equipment, net               101,709      101,288

Software development costs, net            18,163       16,499

Purchased software, net                    10,232       11,118

Securities held to maturity               176,827      180,009

Finance receivables, long-term              6,762        8,047

Deferred charges and other assets           3,056        2,788
                                         --------     --------
                                         $511,208     $502,649
                                         ========     ========


See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)
                                  (continued)



                                                    June 30,     March 31,
                                                      1995         1995
  LIABILITIES AND STOCKHOLDERS' EQUITY             -----------   ---------
                                                   (Unaudited)
Current liabilities:
   Trade accounts payable                           $  9,140     $ 11,344
   Accrued liabilities                                17,812       35,564
   Taxes payable                                      10,318        3,427
   Current portion of deferred revenue                96,113       97,399
                                                    --------     --------
       Total current liabilities                     133,383      147,734
                                                    --------     --------
Deferred revenue and other                            48,039       48,761
                                                    --------     --------
       Total liabilities                             181,422      196,495
                                                    --------     --------
Stockholders' equity:
   Preferred stock, $.01 par value,
      1,000,000 shares authorized, none
      issued and outstanding                              --           --
   Common stock, $.01 par value,  90,000
      shares authorized, 26,260,000 shares issued        262          262
   Additional paid-in capital                         65,247       67,864
   Retained earnings                                 323,933      296,467
   Foreign currency translation adjustment              (399)        (282)
                                                    --------     --------
                                                     389,043      364,311

   Less treasury stock (1,032,000 and 1,010,000
       shares, respectively)                          56,131       54,694
   Less unearned portion of restricted
      stock compensation                               3,126        3,463
                                                    --------     --------
       Total stockholders' equity                    329,786      306,154
                                                    --------     --------
                                                    $511,208     $502,649
                                                    ========     ========



  See accompanying notes to condensed consolidated financial statements.

                    BMC SOFTWARE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share data)
                                (Unaudited)

                                          Three Months Ended
                                               June 30,
                                      -----------------------
                                         1995           1994
                                      --------        -------
Revenues:
   Licenses                            $54,796        $44,311
   Maintenance                          38,504         33,689
                                       -------        -------
     Total revenues                     93,300         78,000
                                       -------        -------
Operating expenses:
   Selling and marketing                24,572         20,468
   Research and development             14,106         13,919
   Cost of maintenance services
      and product licenses              10,271          8,189
   General and administrative            7,938          6,194
                                       -------        -------
       Total operating expenses         56,887         48,770
                                       -------        -------
          Operating income              36,413         29,230

Other income                             3,683          2,800
                                       -------        -------
Earnings before taxes                   40,096         32,030

Income taxes                            12,630          9,929
                                       -------        -------
Net earnings                           $27,466        $22,101
                                       =======        =======
Earnings per share                     $  1.06        $   .86
                                       =======        =======
Shares used in computing
  earnings per share                    25,916         25,698
                                       =======        =======



See accompanying notes to condensed consolidated financial statements.

                  BMC SOFTWARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)

                                                            Three Months Ended
                                                                  June 30,
                                                            --------------------
                                                              1995        1994
                                                            --------    --------
Cash flows from operating activities:
     Net earnings                                           $ 27,466    $ 22,101
     Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
          Depreciation and amortization                        6,572       4,917
          Net change in receivables,
            payables and other items                         (11,308)     16,236
                                                            --------    --------
Total adjustments                                             (4,736)     21,153
                                                            --------    --------
          Net cash provided by operating activities           22,730      43,254
                                                            --------    --------

Cash flows from investing activities:
     Net capital expenditures                                 (3,594)     (4,012)
     Capitalization of software development                   (4,177)        --
     Purchases of securities held to maturity                (31,241)    (25,597)
     Proceeds from securities held to maturity                 1,227      20,069
     (Increase) decrease in long-term finance receivables      1,285      (7,100)
                                                            --------    --------
          Net cash used in investing activities              (36,500)    (16,640)
                                                            --------    --------

Cash flows from financing activities:
     Earned portion of restricted
          stock compensation                                     337      (1,276)
     Income tax reduction relating
          to stock options                                       660       1,031
     Stock options exercised and other                         1,148         --
     Net treasury stock acquired                              (5,862)    (26,620)
                                                            --------    --------
          Net cash used in financing activities               (3,717)    (26,865)
                                                            --------    --------

Effect of exchange rate changes on cash                         (117)        109
                                                            --------    --------
Net change in cash and cash equivalents                      (17,604)       (142)

Cash and cash equivalents at beginning of period              39,494      37,814
                                                            --------    --------
Cash and cash equivalents at end of period                  $ 21,890    $ 37,672
                                                            --------    --------
Supplemental disclosure of cash
     flow information:
          Cash paid for Income taxes                        $  2,200    $  2,696
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

     These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended March 31, 1995, as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 2 - EARNINGS PER SHARE

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

NOTE 3 - SECURITIES HELD TO MATURITY

     Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each subsequent balance sheet date. The Company has the ability and intent to hold all securities in its portfolio to maturity and thus has classified these securities as "held to maturity" pursuant to Statement of Financial Accounting Standards (SFAS) No.115. These securities have been recorded at amortized cost in the Company's balance sheets. The following table summarizes the Company's securities as of June 30 and March 31, 1995:

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 (continued)

                                             June 30,                March 31,
                                               1995                    1995
                                       --------------------    --------------------
                                       Carrying     Market     Carrying     Market
                                        Amount       Value      Amount       Value
                                       --------    --------    --------    --------
                                                      ($ in thousands)
MARKETABLE SECURITIES
(MATURITIES WITHIN 1 YEAR)

Municipal Securities                   $ 48,970    $ 48,995    $ 32,652    $ 32,583

Preferred  stock                         25,950      25,950      19,050      19,050

Corporate Notes, Bonds and Other         12,606      12,663       2,628       2,572
                                       --------    --------    --------    --------

                                       $ 87,526    $ 87,608    $ 54,330    $ 54,205
                                       --------    --------    --------    --------
MARKETABLE SECURITIES
(MATURITIES FROM 1-5 YEARS)

Municipal Securities                   $130,160    $131,388    $122,212    $121,586

Preferred stock                           2,000       2,000       8,900       8,900

Corporate Notes, Bonds and Other         44,667      45,441      48,897      48,749
                                       --------    --------    --------    --------

                                       $176,827    $178,829    $180,009    $179,235
                                       --------    --------    --------    --------

                                       $264,353    $266,437    $234,339    $233,440
                                       ========    ========    ========    ========

NOTE 4 - SUBSEQUENT EVENT

     On July 19, 1995, the Company declared a two-for-one stock split of its common stock. The stock split will be effected in the form of a stock dividend. Stockholders of record at the close of business on August 4, 1995 are entitled to receive one share of common stock for each share held. The payment date for the distribution of shares is August 14, 1995 and the company will pay cash in lieu of issuing fractional shares. The shares used in computing earnings per share do not reflect this stock dividend.

                  BMC SOFTWARE, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
             Results of Operations and Financial Condition

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated
Statements of Earnings bear to total revenues:

                                 Percentage of Total Revenues
                                      Three Months Ended
                                           June 30,
                                 ----------------------------
                                   1995               1994
                                 -------            ---------
Revenues:
  License                          58.7%              56.8%
  Maintenance
                                   41.3               43.2
                                  -----              -----
    Total revenues                100.0              100.0

Operating expenses:
  Selling and marketing            26.4               26.2
  Research and development         15.1               17.9
  Cost of maintenance services
     and product licenses          11.0               10.5
  General and administrative        8.5                7.9
                                  -----              -----

Operating income                   39.0               37.5

Other income                        3.9                3.5
                                  -----              -----

Earnings before taxes              42.9               41.0

Income taxes                       13.5               12.7
                                  -----              -----

Net earnings                       29.4%              28.3%
                                  =====              =====

                  BMC SOFTWARE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              (CONTINUED)


REVENUES

                                          Three Months Ended
                                                June 30,
                                         --------------------
                                           1995         1994       Change
                                         -------      -------      ------
     North American license revenues     $34,296      $33,127        3.5%
     International license revenues       20,500       11,184       83.3%
                                         -------      -------
       Total license revenues             54,796       44,311       23.7%

     Maintenance Revenues                 38,504       33,689       14.3%
                                         -------      -------
       Total revenues                    $93,300      $78,000       19.6%
                                         =======      =======

LICENSE REVENUES

      License revenues are product license fees paid when a customer initially licenses a product, central processing unit ("CPU") upgrade fees and license restructuring fees. CPU upgrade fees are charged when a customer acquires the right to run an already-licensed product on additional processing capacity, which may be measured traditionally by CPU or by millions of instructions per second ("MIPS"). The CPU upgrade fee category includes fees for current and for future additional processing capacity. License restructuring fees grant the customer increased discounts when calculating future maintenance and upgrade charges. Total CPU upgrade fees for the quarter ended June 30, 1995, as a percentage of total revenues, were in the mid-twenty percent range.

      North American license revenues comprised 63%, and international license revenues comprised 37%, of total license revenues in the quarter ended June 30, 1995. North American license growth in the first quarter was attributable to increased license restructuring fees received under the Company's enterprise licensing program and increased product license fees from the Company's open systems products. Enterprise license fees, primarily CPU upgrade fees for future additional processing capacity, and product license fees from the Company's mainframe products were the principal contributors to license revenue growth internationally. Of the 83% increase in international license revenues in the first quarter of fiscal 1996, approximately 6% is attributed to changes in foreign currency exchange rates from the first quarter of fiscal 1995.

      The  Company  continues  to  rely  on  enterprise  license fees, primarily CPU upgrade fees for additional processing capacity and license restructuring fees, as significant components of license revenue growth, license revenues and total revenues. An enterprise license allows the customer to run an unlimited number of copies of a product on its CPUs without regard to their size, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. The Company expects enterprise license fees and license fees from its open systems products to be the primary sources of license revenue growth for the remainder of fiscal 1996. The Company's operating results are dependent on the timely closing of large, independently significant transactions, which can have extended sales cycles and be less predictable, due in part to higher customer approval levels. Continued demand for enterprise licenses depends upon customers'

                  BMC SOFTWARE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                              (CONTINUED)


increasing reliance on their IBM and IBM-compatible mainframe data-base management systems and the resulting increase in mainframe MIPS.

      The   database  management  line  of  products,  comprising  the
Company's tools and utilities for IBM's IMS and DB2 mainframe database management systems, contributed approximately 73% of total revenues and 75% of license revenues in the first quarter. Total revenues and license revenues of these product lines increased 18% and 19%, respectively, compared to the year-ago first quarter.

MAINTENANCE REVENUES

      Maintenance revenues represent maintenance fees charged to perpetual license customers entitling them to product enhancements, technical support services and ongoing compatibility with third-party operating systems. A warranty period of one year or less is included in the initial license for the Company's products; accordingly, the Company classifies a portion of the initial license fee as maintenance. All maintenance revenues are recognized ratably over the term of the maintenance agreement. The increase in maintenance revenues is attributable to a growing installed base of the Company's products resulting from additional license sales as well as CPU upgrades, which generate higher maintenance fees. The growth rate in maintenance revenues has slowed primarily as a result of the higher discounts granted to customers as a result of license restructurings and enterprise license agreements.

EXPENSES

                                       Three Months Ended
                                            June 30,
                                       ------------------
                                        1995       1994    Change
                                       -------   -------   ------
     Selling and Marketing Expenses    $24,572   $20,468    20.1%
     Research and Development
       Expenses                         14,106    13,919     1.3%
     Cost of Maintenance Services
         and Product Licenses           10,271     8,189    25.4%
     General and Administrative
         Expenses                        7,938     6,194    28.2%
                                       -------   -------
            Total operating expenses   $56,887   $48,770    16.6%
                                       =======   =======

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses increased primarily as a result of the addition of software consultants, sales representatives and marketing personnel related to the Company's new software offerings in the open systems market. Additionally, the Company increased its participation in trade shows and other marketing activities. The Company also incurred certain costs relative to international sales personnel changes. As a percentage of total revenues, the Company's total selling and marketing expenses have remained constant at 26% of total revenues.

                  BMC SOFTWARE, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
             Results of Operations and Financial Condition
                              (continued)


RESEARCH AND DEVELOPMENT EXPENSES

      The Company's research and development expenditures in the first three months of fiscal 1996 increased only $187,000 from the first three months of fiscal 1995. Virtually all of the growth in research and development expenses was capitalized into software development costs in accordance with Statement of Financial Accounting Standards
(SFAS) No. 86. These costs directly relate to new product development of open systems and mainframe software products. As a percentage of total revenues, research and development expenses decreased to 15% in the first quarter of fiscal 1996 from 18% in the first quarter of fiscal 1995.

COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

      Cost of maintenance services and product licenses expenses consist of amortization of purchased and internally developed software, compensation of technical support personnel and royalty fees. These costs have increased in the first quarter of fiscal 1996 primarily as a result of the increased amortization of purchased and internally developed software. Also, to a lesser extent, increases in royalty fees have contributed to the increase in cost of maintenance services and product licenses. As a percentage of total revenues, these expenses increased slightly from 10% in the first quarter of fiscal 1995 to 11% in the first quarter of fiscal 1996.

      For the first quarter of fiscal 1996, the Company capitalized $4,177,000 in software development costs pursuant to SFAS No. 86. The Company amortized software costs of $2,513,000 during the first quarter of fiscal 1996. In the first quarter of fiscal 1995, the Company did not capitalize any software development costs but did record $1,951,000 of software cost amortization expense.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased to 9% of total revenues in the first three months of fiscal 1996 up from 8% of total revenues in the first three months of fiscal 1995. The increase of $1,744,000 in these expenses is in line with the Company's plan to grow its administrative functions to a level which supports the overall growth in business activity. Also, the Company's general and administrative expenses were relatively low in the first quarter of fiscal 1995 due to the timing of certain legal, professional and other administrative services. While the Company anticipates that general and administrative expenses will continue to approximate 9% of total revenues, these expenses are subject to fluctuations based on the timing of certain consulting, legal, professional and other discretionary costs.

                  BMC SOFTWARE, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
             Results of Operations and Financial Condition
                              (continued)


OTHER INCOME

       For the first quarter of fiscal 1996, other income was $3,683,000, reflecting an increase of 32% over $2,800,000 of other income in the same quarter of fiscal 1995. Other income consists primarily of interest earned on tax-exempt municipal securities, auction preferred stock, Eurodollar deposits, financed receivables and money market funds. The increase is the result of greater cash balances and increased interest rates.

INCOME TAXES

      For the first quarter of fiscal 1996, income tax expense was $12,630,000, compared to $9,929,000 for the same quarter in fiscal 1995. The Company's income tax expense represents the federal statutory rate of 35%, plus certain state taxes, reduced by the benefit from the Company's Foreign Sales Corporation, the effect of tax exempt interest earned from temporary cash investments and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its growth through funds generated from
operations.   As  of  June  30,  1995,  the  Company  had  cash,  cash
equivalents and securities of $286,243,000.

      The  Company's  1995  stock repurchase  program  authorized  the purchase of up to 1,000,000 shares of common stock. During the quarter ended June 30, 1995, the Company repurchased 72,500 shares of its common stock in open market transactions. As of June 30, 1995, the Company was authorized by its Board of Directors to purchase up to 656,300 remaining shares.

      The Company believes that existing cash balances and funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

       Numerous factors affect the Company's operating results, including general economic conditions, market acceptance of its products and competitive pressures. The Company derives over 95% of its revenues from software products for IBM and IBM-compatible mainframe computers. CPU upgrade fees and enterprise license transactions are an integral component of the Company's mainframe business and the percentage of license revenues contributed by enterprise license transactions has increased over the last two fiscal years. See "Results of Operations-Revenues-License Revenues"
above.   The   Company  believes that, over the past two  years,  this
business has been driven by an increase in customers' long term investments in their mainframe systems and processing capacity as hardware costs have declined dramatically and the efficacy of the mainframe platform was reaffirmed for large enterprises. The Company's future operating results are dependent upon customers' continued requirements for, and investment in, their mainframe systems software. Future operating results are also dependent on the continued improved results of the Company's international operations.

      The Company's stock price has been highly volatile over the last
several  years.   Future revenues, earnings and stock  prices  may  be
subject to wide swings, particularly on a quarterly

                  BMC SOFTWARE, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
             Results of Operations and Financial Condition
                              (continued)


basis. The stock price of software companies in general, and the Company in particular, is primarily based on expectations of future revenue and earnings growth. Any failure of revenues or earnings to meet expected levels in a period would likely have an adverse effect on the Company's stock price. A high percentage of the Company's sales is closed at the end of each quarter, and there has been and continues to be a trend toward larger single sales transactions, which can have extended sales cycles and are less predictable. The Company may not know whether revenues and earnings will meet expected results until the end of a quarter.

      The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new and updated products. The Company is investing heavily in the development of new products for the rapidly growing client/server market and for its existing mainframe market. The Company believes it has the resources to compete effectively in these markets. Software development is, however, a complex and creative process that can be difficult to accurately schedule and predict, and the Company has experienced long development cycles for certain of its products. As is typical in its industry, the Company has experienced product delays in the past and may have delays in the future. Delays in new product introductions or less-than-anticipated market acceptance of these new products could have an adverse effect on the Company's revenues and earnings. Further, the Company's strategic plans contemplate significant revenue growth from its client/server product families. This market is highly dynamic and is characterized by rapid change and intense competition. While the Company believes its products that address this market, including those under development, will compete effectively, this market will be relatively unpredictable over the next few years.

      CPU upgrade fees have contributed between 19% and 27% of total revenues over the last three fiscal years. The charging of upgrade fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. The pricing of mainframe systems software, including the charging of tier-based upgrade fees, is under continued pressure from customers. Although the Company has adopted MIPS-based pricing for large enterprise licenses, it has not
significantly  changed its effective charges for  its  products.   The
Company believes its current pricing policies most properly reflect the value provided by its products. IBM provides alternatives to tier-based pricing with respect to its large mainframe CPUs. This action has increased pricing pressures within the mainframe systems software
markets.   If  future changes in the competition  were  to  result  in significant price decreases that were not offset by sales volume increases, the Company's business and financial results would be adversely affected.

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


                                       BMC SOFTWARE, INC.



Date: August 14, 1995                  By: /s/ MAX P. WATSON JR.
      ---------------                      ---------------------
                                           Max P. Watson Jr.
                                           Chairman of the Board, President and
                                           Chief Executive Officer


Date: August 14, 1995                  By: /s/ Kevin M. Klausmeyer
      ---------------                      -----------------------
                                           Chief Accounting Officer