Form 10-K/A
period 1995-03-31
BMC SOFTWARE INC
filed 1995-10-13
CIK 835729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The undersigned Registrant hereby amends the signature page as follows:


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


            SIGNATURES                         TITLE                  DATE
-----------------------------------  -------------------------  ----------------

                                     Chairman of the Board,
       /s/ MAX P. WATSON JR.          President and Chief
-----------------------------------   Executive Officer
         Max P. Watson Jr.            (Principal Executive
                                      Officer)

        /s/ JOHN W. BARTER
-----------------------------------  Director
          John W. Barter

      /s/ KEVIN M. KLAUSMEYER
-----------------------------------  (Principal Accounting
        Kevin M. Klausmeyer           Officer)

                                                                June 28, 1995
        /s/ B. GARLAND CUPP
-----------------------------------  Director
          B. Garland Cupp

       /s/ MELDON K. GAFNER
-----------------------------------  Director
         Meldon K. Gafner

          /s/ L. W. GRAY
-----------------------------------  Director
            L. W. Gray

       /s/ GEORGE F. RAYMOND
-----------------------------------  Director
         George F. Raymond