Form 10-Q
period 1995-09-30
BMC SOFTWARE INC
filed 1995-11-14
CIK 835729

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                             OR

[]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

    Registrant's telephone number including area code: (713) 918-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----     -----
As of November 1, 1995, there were outstanding 50,394,264 shares of Common Stock, par value $.01, of the registrant.

             BMC SOFTWARE, INC. AND SUBSIDIARIES

              Quarter Ended September 30, 1995

                            INDEX

                                                                   PAGE
                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                        3

         Condensed Consolidated Balance Sheets
         September 30, 1995 (Unaudited) and March 31, 1995           3

         Condensed Consolidated Statements of Earnings
         Three months and six months ended September 30, 1995
         and 1994 (Unaudited)                                        5

         Condensed Consolidated Statements of Cash Flows
         Six months ended September 30, 1995 and 1994
         (Unaudited)                                                 6

         Notes to Condensed Consolidated Financial
         Statements                                                  7

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                       9

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders        16

Item 6.  Exhibits and Reports on Form 8-K                           16

         SIGNATURES                                                 17

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


             BMC SOFTWARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands)


                                          September 30,    March 31,
                   ASSETS                      1995          1995
                                          -------------    ---------
                                                  (Unaudited)
Current assets:

  Cash and cash equivalents                  $ 43,728      $ 39,494

  Securities held to maturity                  77,189        54,330

  Trade accounts receivable, net               73,153        64,741

  Other accounts receivable                     7,556         5,641

  Prepaid expenses and other                    3,278         6,432

  Deferred income and other taxes              12,207        12,262
                                             --------      --------

    Total current assets                      217,111       182,900
                                             --------      --------
Property and equipment, net                   102,733       101,288

Software development costs, net                20,116        16,499

Purchased software, net                        14,176        11,118

Securities held to maturity                   176,605       180,009

Finance receivables, long-term                  6,802         8,047

Deferred charges and other assets               3,411         2,788

                                             --------      --------
                                             $540,954      $502,649
                                             ========      ========

See accompanying notes to condensed consolidated financial statements.

             BMC SOFTWARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
          (in thousands, except share information)
                        (continued)

                                          September 30,    March 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY          1995          1995
                                          -------------    ---------
                                           (Unaudited)
Current liabilities:
  Trade accounts payable                    $  9,888       $ 11,344
  Accrued liabilities                         20,396         35,564
  Taxes payable                               12,366          3,427
  Current portion of deferred revenue         97,628         97,399
                                            --------       --------

    Total current liabilities                140,278        147,734
                                            --------       --------

Deferred revenue and other                    41,308         48,761
                                            --------       --------

    Total liabilities                        181,586        196,495
                                            --------       --------

Stockholders' equity:
  Preferred stock, $.01 par value,
    1,000,000 shares authorized, none
     issued and outstanding                       --             --
  Common stock, $.01 par value,
   180,000,000 shares authorized,
   52,520,000 shares issued                      525            525
  Additional paid-in capital                  62,581         67,864
  Retained earnings                          349,953        296,204
  Foreign currency translation adjustment          6           (282)
                                            --------       --------
                                             413,065        364,311

  Less treasury stock (1,898,000 and
   2,019,000 shares, respectively)            50,909         54,694

  Less unearned portion of restricted
   stock compensation                          2,788          3,463
                                            --------       --------

    Total stockholders' equity               359,368        306,154
                                            --------       --------
                                            $540,954       $502,649
                                            ========       ========

See accompanying notes to condensed consolidated financial statements.

             BMC SOFTWARE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            (in thousands, except per share data)
                         (Unaudited)

                                  Three Months Ended        Six Months Ended
                                     September 30,            September 30,
                                    1995       1994         1995        1994
                                  -------   ---------     --------   ---------
Revenues:
  Licenses                        $49,270   $  45,957     $104,066   $  90,268
  Maintenance                      38,980      34,043       77,484      67,732
                                  -------   ---------     --------   ---------
    Total revenues                 88,250      80,000      181,550     158,000
                                  -------   ---------     --------   ---------

Operating expenses:
  Selling and marketing            22,247      20,181       46,819      40,649
  Research and development         13,201      12,996       27,307      26,915
  Cost of maintenance services
   and product licenses            10,456       7,023       20,727      15,212
  General and administrative        7,889       7,507       15,827      13,701
                                  -------   ---------     --------   ---------

    Total operating expenses       53,793      47,707      110,680      96,477
                                  -------   ---------     --------   ---------

      Operating income             34,457      32,293       70,870      61,523

Other income                        3,902       2,900        7,585       5,700
                                  -------   ---------     --------   ---------

Earnings before taxes              38,359      35,193       78,455      67,223

Income taxes                       12,076      10,910       24,706      20,839
                                  -------   ---------     --------   ---------

Net earnings                      $26,283   $  24,283     $ 53,749   $  46,384
                                  =======   =========     ========   =========
Earnings per share                $   .50   $     .48     $   1.03   $     .91
                                  =======   =========     ========   =========

Shares used in computing
 earnings per share                52,667      50,590       52,250      50,993
                                  =======   =========     ========   =========

See accompanying notes to condensed consolidated financial statements.

             BMC SOFTWARE, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands)
                         (Unaudited)

                                                              Six Months Ended
                                                                September 30,
                                                               1995      1994
                                                             --------  --------
Cash flows from operating activities:
  Net earnings                                               $ 53,749  $ 46,384
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
    Depreciation and amortization                              13,246     6,175
    Net change in receivables,
     payables and other items                                  (8,783)    1,213
                                                             --------  --------
      Total adjustments                                         4,463     7,388
                                                             --------  --------
        Net cash provided by operating activities              58,212    53,772
                                                             --------  --------

Cash flows from investing activities:
  Cash paid for technology acquisitions/purchase options      (14,867)       --
  Purchased software and related assets                        (3,903)       --
  Net capital expenditures                                     (7,967)   (8,235)
  Capitalization of software development                       (8,496)   (1,500)
  Purchases of securities held to maturity                    (46,132)  (51,162)
  Proceeds from securities held to maturity                    26,677    38,653
  (Increase) decrease in long-term finance receivables          1,245    (8,019)
                                                             --------  --------
        Net cash used in investing activities                 (53,443)  (30,263)
                                                             --------  --------

Cash flows from financing activities:
  Earned portion of restricted
   stock compensation                                             675      (549)
  Income tax reduction relating
   to stock options                                             1,313     1,107
  Stock options exercised and other                             3,051        --
  Net treasury stock acquired                                  (5,862)  (40,558)
                                                             --------  --------
        Net cash used in financing activities                    (823)  (40,000)
                                                             --------  --------

Effect of exchange rate changes on cash                           288       208
                                                             --------  --------
Net change in cash and cash equivalents                         4,234   (16,283)

Cash and cash equivalents at beginning of period               39,494    37,814
                                                             --------  --------
Cash and cash equivalents at end of period                   $ 43,728  $ 21,531
                                                             ========  ========
Supplemental disclosure of cash flow
 information:
  Cash paid for Income taxes                                 $ 14,456  $ 16,833
  Treasury stock to be issued for technology
   acquired                                                     1,000        --

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

Note 3 - Securities Held to Maturity

     Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each subsequent balance sheet date. The Company has the ability and intent to hold all securities in its portfolio to maturity and thus has classified these securities as "held to maturity" pursuant to Statement of Financial Accounting Standards (SFAS) No.115. These securities have been recorded at amortized cost in the Company's balance sheets. The following table summarizes the Company's securities as of September 30, 1995 and March 31, 1995:

             BMC SOFTWARE, INC. AND SUBSIDIARIES
    Notes to Condensed Consolidated Financial Statements
                         (continued)

                                 September 30,           March 31,
                                     1995                  1995
                              -------------------    ------------------
                              Carrying     Market    Carrying    Market
                               amount      value      amount     value
                              --------    --------   --------   --------
                                         (in thousands)
MARKETABLE SECURITIES
(MATURITIES WITHIN 1 YEAR)

Municipal Securities          $ 41,017    $ 40,957   $ 32,652   $ 32,583

Preferred stock                 27,950      27,950     19,050     19,050

Corporate Notes, Bonds
 and Other                       8,222       8,201      2,628      2,572
                              --------    --------   --------   --------
                              $ 77,189    $ 77,108   $ 54,330   $ 54,205
                              --------    --------   --------   --------

MARKETABLE SECURITIES
(MATURITIES FROM 1-5 YEARS)

Municipal Securities          $136,073    $137,357   $122,212   $121,586

Preferred stock                      0           0      8,900      8,900

Corporate Notes, Bonds
 and Other                      40,532      43,442     48,897     48,749
                              --------    --------   --------   --------
                              $176,605    $180,799   $180,009   $179,235
                              --------    --------   --------   --------
                              $253,794    $257,907   $234,339   $233,440
                              ========    ========   ========   ========

Note 4 - Stock Split

     On July 19, 1995, the Company declared a two-for-one stock split of its common stock. The stock split was effected in the form of a stock dividend. Stockholders of record at the close of business on August 4, 1995, received one share of common stock for each share held. The payment date for the distribution of shares was August 14, 1995. All stock related data in the financial statements reflects the stock split for all periods presented.

             BMC SOFTWARE, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of
        Results of Operations and Financial Condition


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Earnings bear to total revenues:

                                     Percentage of Total Revenues
                                 Three Months Ended  Six Months Ended
                                   September 30,      September 30,
                                  1995        1994     1995    1994
                                 ------      ------   ------  ------
Revenues:
  License                         55.8%       57.4%    57.3%    57.1%
  Maintenance                     44.2        42.6     42.7     42.9
                                 -----       -----    -----    -----
    Total revenues               100.0       100.0    100.0    100.0

Operating expenses:
  Selling and marketing           25.2        25.2     25.8     25.7
  Research and development        15.0        16.2     15.1     17.0
  Cost of maintenance services
   and product licenses           11.8         8.8     11.4      9.6
  General and administrative       8.9         9.4      8.7      8.7
                                 -----       -----    -----    -----
Operating income                  39.1        40.4     39.0     39.0

Other income                       4.4         3.6      4.2      3.6
                                 -----       -----    -----    -----
Earnings before taxes             43.5        44.0     43.2     42.6

Income taxes                      13.7        13.6     13.6     13.2
                                 -----       -----    -----    -----

Net earnings                      29.8%       30.4%   29.6%     29.4%
                                 =====       =====    =====    =====

             BMC SOFTWARE, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of
        Results of Operations and Financial Condition
                         (continued)

Revenues

                                 Three Months Ended          Six Months Ended
                                   September 30,               September 30,
                                   (in thousands)              (in thousands)
                                 -------------------         ------------------
                                  1995      1994     Change    1995      1994    Change
                                 -------   -------   ------  --------  --------  ------
North American license revenues  $31,514   $27,368   15.1 %  $ 65,810  $ 60,495   8.8%
International license revenues    17,756    18,589   (4.5)%    38,256    29,773  28.5%
                                 -------   -------   ----    --------  --------  ----
  Total license revenues          49,270    45,957    7.2 %   104,066    90,268  15.3%

Maintenance revenues              38,980    34,043   14.5 %    77,484    67,732  14.4%
                                 -------   -------           --------  --------
  Total revenues                 $88,250   $80,000   10.3 %  $181,550  $158,000  14.9%
                                 =======   =======           ========  ========

LICENSE REVENUES

     The license revenues line item consists of two categories of revenues: product license fees and CPU upgrade fees.

     Product license fees are (a) fees paid when a customer licenses its first copy or additional copies of a product and (b) license restructuring fees, which are fees a customer may pay, generally as part of an enterprise license transaction, to acquire additional permanent discounts that will be used in calculating future charges for already licensed products, including maintenance fees, CPU upgrade fees and product license fees for additional copies.

     CPU upgrade fees are fees charged when a customer acquires the right to install and run an already licensed product on additional processing capacity, whether measured traditionally by CPU tier or, under enterprise license terms, by millions of instructions per second ("MIPS"). The product upgrade fee category includes upgrade fees for both current additional processing capacity and for future additional processing capacity. Total CPU upgrade fees for the quarter and six months ended September 30, 1995, as a percentage of total revenues, were in the low twenty percent range.

     North American license revenues comprised 64% and 63% of total license revenues in the quarter and six months ended September 30, 1995, respectively. North American license revenue growth in the second quarter was derived principally from higher sales of the Company's open systems products and upgrade fees for current processing capacity. These components, as well as restructuring fees, contributed the majority of North American license revenue growth for the six month period.

     International license revenues contributed 36% of total license revenues in the second quarter and 37% of total license revenues in the first six months of fiscal 1996. While sales of open systems products and upgrade fees for future additional processing capacity in the second quarter of fiscal 1996 increased over the comparable prior year quarter, these increases were offset by a significant reduction in upgrade fees for current processing capacity, resulting in a decrease overall in international license revenues. International license revenues received a benefit of approximately 4% from the weakening of the dollar from the second quarter of fiscal 1995. For the six months ended September

             BMC SOFTWARE, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of
        Results of Operations and Financial Condition
                         (continued)

30, 1995, international license revenues increased 28.5% primarily as a result of increased open systems product licenses and upgrade fees for future additional processing capacity.

     The Company continues to rely upon enterprise license fees as a significant component of license revenue growth, license revenues and total revenues. An enterprise license converts a customer's traditional, CPU tier-based licenses to a MIPS-based license that allows the customer to run an unlimited number of copies of a product on its CPUs without regard to size, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. In a typical enterprise license transaction, the customer pays the restructuring fee described above to secure a more favorable discount and pays significant upgrade fees for future additional processing capacity in anticipation of MIPS growth over the term of the agreement. For the six months ended September 30, 1995, the revenue contribution from restructuring fees and upgrade fees for future additional processing capacity was 19% of total revenues, consistent with the results from the fiscal year ended March 31, 1995. The Company's operating results are dependent upon the continued demand for enterprise license transactions, which will depend upon customers' increasing reliance on their IBM mainframe database management systems and a resulting increase in the mainframe MIPS on which they run their installed base of the Company's products.

     The database management line of products, comprising the company's tools and utilities for IBM's IMS and DB2 mainframe database management systems, contributed approximately 71% of total revenues and 71% of license revenues in the second quarter. Total revenues and license revenues from these product lines increased 8% and 1%, respectively, compared to the year-ago second quarter. For the six month period, the database management product lines contributed 72% of total revenues and 73% of license revenues, representing growth of 13% and 10%, respectively, over the comparable, prior year six month period.

MAINTENANCE REVENUES

     Maintenance revenues represent maintenance fees charged to perpetual license customers entitling them to product enhancements, technical support services and ongoing compatibility with third-party operating systems. A warranty period of one year is included in the initial license for the Company's mainframe products; accordingly, the Company classifies a portion of the initial license fee as maintenance. All maintenance revenues are recognized ratably over the term of the maintenance agreement. The increase in maintenance revenues is attributable to a growing installed base of the Company's products resulting from additional license sales as well as CPU upgrades, which generate higher maintenance fees. The growth rate in maintenance revenues has slowed primarily as a result of the higher discounts granted to customers as a result of license restructurings and enterprise license agreements.

             BMC SOFTWARE, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of
        Results of Operations and Financial Condition
                         (continued)

Expenses

                                 Three Months Ended          Six Months Ended
                                   September 30,               September 30,
                                   (in thousands)              (in thousands)
                                 -------------------         ------------------
                                  1995      1994     Change    1995      1994    Change
                                 -------   -------   ------  --------  --------  ------
Selling and marketing expenses   $22,247   $20,181   10.2%   $ 46,819   $40,649   15.2%
Research and development
 expenses                         13,201    12,996    1.6%     27,307    26,915    1.5%
Cost of maintenance services
 and product licenses             10,456     7,023   48.9%     20,727    15,212   36.3%
General and administrative
 expenses                          7,889     7,507    5.1%     15,827    13,701   15.5%
                                 -------   -------           --------   -------
  Total operating expenses       $53,793   $47,707   12.8%   $110,680   $96,477   14.7%
                                 =======   =======           ========   =======

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses increased primarily as a result of the addition of software consultants, sales representatives and marketing personnel related to the Company's new software offerings in the open systems market. The growth in selling and marketing expenses was offset by a reduction in commission expense largely due to changes in the sales commission plan. The Company also incurred certain costs relative to international sales personnel changes. As a percentage of total revenues, the Company's total selling and marketing expenses have remained constant in a range of 25% to 26% of total revenues.

RESEARCH AND DEVELOPMENT EXPENSES

     The Company's research and development expenditures in the second quarter and in the first six months of fiscal 1996 increased slightly over the second quarter and the first six months of fiscal 1995. Virtually all of the growth in research and development expenses during the second quarter and during the first six months was capitalized into software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. These costs directly relate to new product development of open systems and mainframe software products. As a percentage of total revenues, research and development expenses decreased to 15% in the second quarter of fiscal 1996 from 16% in the second quarter of fiscal 1995.

COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

     Cost of maintenance services and product licenses expenses consist of amortization of purchased and internally developed software, compensation of technical support personnel and royalty fees. These costs have increased in the second quarter of fiscal 1996 primarily as a result of the increased amortization of purchased and internally developed software. Also, increases in royalty fees have contributed to the increase in cost of maintenance services and product licenses. As a percentage of total revenues, these expenses increased from 9% in the second quarter of fiscal 1995 to 12% in the second quarter of fiscal 1996.

             BMC SOFTWARE, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of
        Results of Operations and Financial Condition
                         (continued)


     For the second quarter of fiscal 1996, the Company capitalized $4,319,000 in software development costs pursuant to SFAS No. 86. The Company amortized software costs of $2,367,000 during the second quarter of fiscal 1996. In the second quarter of fiscal 1995, the Company capitalized $1,500,000 in software development costs and recorded $631,000 in amortization of internally developed software.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased only slightly from the second quarter of fiscal 1995. The small growth in general and administrative expenses is primarily the result of lower executive bonuses. Executive bonuses are based on the increase in net income over the same quarter in the previous fiscal year. General and administrative expenses for the first six months of fiscal 1996 have grown 16% over general and administrative expenses in the same period in fiscal 1995. The primary contributor to this growth rate was the relatively low level of discretionary general and administrative expense in the first quarter of fiscal 1995. As a percentage of total revenues, the Company's general and administrative expenses have remained unchanged at 9%.

OTHER INCOME

     For the second quarter of fiscal 1996, other income was $3,902,000, reflecting an increase of 35% over $2,900,000 of other income in the same quarter of fiscal 1995. Other income consists primarily of interest earned on tax-exempt municipal securities, auction preferred stock, Eurodollar deposits, financed receivables and money market funds. The increase is primarily the result of the increase in cash available for investment.

INCOME TAXES

     For the second quarter of fiscal 1996, income tax expense was $12,076,000, compared to $10,910,000 for the same quarter in fiscal 1995. The Company's income tax expense represents the federal statutory rate of 35%, plus certain state taxes, reduced by the benefit from the Company's Foreign Sales Corporation, the effect of tax exempt interest earned from temporary cash investments and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth through funds generated from operations. As of September 30, 1995, the Company had cash, cash equivalents and securities of $297,522,000.

     The Company's Board of Directors has authorized the purchase of up to 4,000,000 shares of common stock. During the quarter ended September 30, 1995, the Company did not repurchase any shares of its common stock in open market transactions; however, during October 1995 the Company repurchased 615,000 shares of its common stock for approximately $21,250,000. As of October 31, 1995, approximately 700,000 shares of the Board of Directors' authorization remain to be purchased.

             BMC SOFTWARE, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of
        Results of Operations and Financial Condition
                         (continued)

     The Company believes that existing cash balances and funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Numerous factors affect the Company's operating results, including general economic conditions, market acceptance of its products and competitive pressures. The Company derives over 90% of its revenues from software products for IBM and IBM-compatible mainframe computers. CPU upgrade fees and enterprise license transactions are an integral component of the Company's mainframe business and the percentage of license revenues contributed by enterprise license transactions has increased over the last two fiscal years. See "Results of Operations-Revenues-License Revenues" above. The Company believes that, over the past two years, this business has been driven by an increase in customers' long term investments in their mainframe systems and processing capacity as hardware costs have declined dramatically and the efficacy of the mainframe platform was reaffirmed for large enterprises. The Company's future operating results are dependent upon customers' continued requirements for, and investment in, their mainframe systems software and customers' continually increasing need to use the Company's existing software products on greater mainframe processing capacity. Future operating results are also dependent on sustained improvement of the Company's international operating results.

     The Company's stock price has been highly volatile over the last several years. Future revenues, earnings and stock prices may be subject to wide swings, particularly on a quarterly basis. The stock price of software companies in general, and the Company in particular, is primarily based on expectations of future revenue and earnings growth. Any failure of revenues or earnings to meet expected levels in a period would likely have an adverse effect on the CompanyOs stock price. A high percentage of the Company's sales is closed at the end of each quarter, and there has been and continues to be a trend toward larger single sales transactions, which can have extended sales cycles and are less predictable. The Company may not know whether revenues and earnings will meet expected results until the end of a quarter.

     The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new and updated products. The Company is investing heavily in the development of new products for the rapidly growing open systems market and for its existing mainframe market. The Company believes it has the resources to compete effectively in these markets. Software development is, however, a complex and creative process that can be difficult to accurately schedule and predict, and the Company has experienced long development cycles for certain of its products. As is typical in its industry, the Company has experienced product delays in the past and may have delays in the future. Delays in new product introductions or less-than-anticipated market acceptance of these new products could have an adverse effect on the Company's revenues and earnings. Further, the Company's strategic plans contemplate significant revenue growth from its client/server product families. This market is highly dynamic and is characterized by rapid change and intense competition. While the Company believes its products that address this market, including

             BMC SOFTWARE, INC. AND SUBSIDIARIES
           Management's Discussion and Analysis of
        Results of Operations and Financial Condition
                         (continued)

those under development, will compete effectively, this market will be relatively unpredictable over the next few years.

     CPU upgrade fees contributed 19%, 27% and 25% of total revenues in fiscal years 1993, 1994 and 1995. The charging of upgrade fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. The pricing of mainframe systems software, including the charging of tier-based upgrade fees, is under continued pressure from customers. Although the Company has adopted MIPS-based pricing for enterprise licenses, it has not significantly changed the fact that customers pay more to use its products on more powerful CPU's. The Company believes its current pricing policies most properly reflect the value provided by its products. IBM provides alternatives to tier-based pricing with respect to its large mainframe CPUs. This action has increased pricing pressures within the mainframe systems software markets. The advent of IBM's "Sysplex" pricing of its mainframe systems software when installed in a complex of coupled mainframe CPUs may additionally increase these pricing pressures. If changes in mainframe systems software pricing or increased competition were to result in significant price decreases that were not offset by sales volume increases, the Company's business and financial results would be adversely affected.

                   BMC SOFTWARE, INC. AND SUBSIDIARIES
                       PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Stockholders Meeting was held on August 28, 1995. At the meeting, the stockholders elected all of the management's six nominees to serve as directors for the following year and ratified the selection of Arthur Andersen LLP as the Company's independent auditors for fiscal 1996.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.

         (b)  REPORTS ON FORM 8-K.

            None

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BMC SOFTWARE, INC.


Date: November 14, 1995             By: /S/ MAX P. WATSON JR.
     -------------------------         --------------------------------
                                        Max P. Watson Jr.
                                        Chairman of the Board, President
                                        and Chief Executive Officer


Date: November 14, 1995             By: /S/ KEVIN M. KLAUSMEYER
     -------------------------         --------------------------------
                                        Chief Accounting Officer