Form 10-Q
period 1995-12-31
BMC SOFTWARE INC
filed 1996-02-14
CIK 835729

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1995

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________  to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X             No____

As of February 1, 1996, there were outstanding 50,136,593 shares of Common Stock, par value $.01, of the registrant.

                        BMC SOFTWARE, INC. AND SUBSIDIARIES

                          Quarter Ended December 31, 1995

                                       INDEX

                                                                    PAGE
                                                                    ----
PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements                                    3

          Condensed Consolidated Balance Sheets
          December 31, 1995 (Unaudited) and March 31, 1995             3

          Condensed Consolidated Statements of Earnings
          Three months and nine months ended December 31, 1995
          and 1994 (Unaudited)                                         5

          Condensed Consolidated Statements of Cash Flows
          Nine months ended December 31, 1995 and 1994
          (Unaudited)                                                  6

          Notes to Condensed Consolidated Financial
          Statements                                                   7

Item 2.        Management's Discussion and Analysis of Results
          of Operations and Financial Condition                        9

PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                       17

          SIGNATURES                                                  18

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                   BMC SOFTWARE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                              DECEMBER 31,   MARCH 31,
                   ASSETS                         1995         1995
                                              -------------  ---------
                                               (UNAUDITED)
Current assets:

     Cash and cash equivalents                  $ 26,211      $ 39,494

     Securities available for sale                 6,950          --

     Securities held to maturity                  68,771        54,330

     Trade accounts receivable, net               94,821        64,741

     Other accounts receivable                     7,828         5,641

     Prepaid expenses and other                    4,257         6,432

     Deferred income and other taxes              12,209        12,262
                                                --------      --------

          Total current assets                   221,047       182,900
                                                --------      --------

Property and equipment, net                      105,391       101,288

Software development costs, net                   21,498        16,499

Purchased software, net                           13,793        11,118

Securities available for sale                     19,271          --

Securities held to maturity                      149,254       180,009

Finance receivables, long-term                     5,390         8,047

Deferred charges and other assets                  6,638         2,788
                                                --------      --------

                                                $542,282      $502,649
                                                --------      --------
                                                --------      --------

    See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)
                                   (continued)

                                              DECEMBER 31,   MARCH 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY           1995         1995
                                              -------------  ---------
                                               (UNAUDITED)
Current liabilities:
   Trade accounts payable                       $ 10,124      $ 11,344
   Accrued liabilities                            28,670        35,564
   Taxes payable                                  21,258         3,427
   Current portion of deferred revenue            98,525        97,399
                                                --------      --------

       Total current liabilities                 158,577       147,734
                                                --------      --------

Deferred revenue and other                        35,703        48,761
                                                --------      --------

       Total liabilities                         194,280       196,495
                                                --------      --------

Stockholders' equity:
   Preferred stock, $.01 par value,
      1,000,000 shares authorized, none
      issued and outstanding                       --            --
   Common stock, $.01 par value,  180,000,000
      shares authorized, 52,520,000 shares
      issued                                         525           525
   Additional paid-in capital                     67,431        67,864
   Retained earnings                             363,018       296,204
   Foreign currency translation adjustment          (31)          (282)
   Unrealized gain on securities available
    for sale                                         277         --
                                                --------      --------
                                                 431,220       364,311

   Less treasury stock (2,633,000 and
    2,019,000 shares, respectively)               80,711        54,694
   Less unearned portion of restricted
      stock compensation                           2,507         3,463
                                                --------      --------

           Total stockholders' equity            348,002       306,154
                                                --------      --------
                                                $542,282      $502,649
                                                --------      --------
                                                --------      --------

   See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                      (in thousands, except per share data)
                                   (Unaudited)

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                    DECEMBER 31,             DECEMBER 31,
                                --------------------     --------------------
                                  1995        1994         1995        1994
                                --------    --------     --------    --------
Revenues:
   Licenses                     $ 78,524    $ 55,555     $182,590    $145,823
   Maintenance                    40,476      35,145      117,960     102,877
                                --------    --------     --------    --------
       Total revenues            119,000      90,700      300,550     248,700
                                --------    --------     --------    --------
Operating expenses:
   Selling and marketing          32,281      23,875       79,100      64,524
   Research and development       15,729      13,716       43,036      40,631
   Cost of maintenance services
    and product licenses          11,367       7,977       32,094      23,189
   General and administrative     11,176       7,950       27,003      21,651
   Acquired research and
    development costs             23,589       --          23,589        --
                                --------    --------     --------    --------

       Total operating expenses   94,142      53,518      204,822     149,995
                                --------    --------     --------    --------

              Operating income    24,858      37,182       95,728      98,705

Other income                       3,956       2,975       11,541       8,675
                                --------    --------     --------    --------

Earnings before taxes             28,814      40,157      107,269     107,380

Income taxes                      15,749      12,449       40,455      33,288
                                --------    --------     --------    --------

Net earnings                    $ 13,065     $27,708     $ 66,814    $ 74,092
                                --------    --------     --------    --------
                                --------    --------     --------    --------

Earnings per share              $    .25     $   .55     $   1.28    $   1.46
                                --------    --------     --------    --------
                                --------    --------     --------    --------

Shares used in computing
 earnings per share               51,965      50,370       52,155      50,784
                                --------    --------     --------    --------
                                --------    --------     --------    --------


     See accompanying notes to condensed consolidated financial statements.

                   BMC SOFTWARE, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (in thousands)
                                (Unaudited)

                                                 NINE MONTHS ENDED
                                                    DECEMBER 31,
                                                -------------------
                                                  1995       1994
                                                --------   --------
Cash flows from operating activities:
  Net earnings                                  $ 66,814   $ 74,092
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
    Acquired research and development costs       23,589      --
    Depreciation and amortization                 19,692      9,454
    Net change in receivables, payables
     and other items                             (26,401)   (10,205)
                                                --------   --------
        Total adjustments                         16,880       (751)
                                                --------   --------
          Net cash provided by operating
           activities                             83,694     73,341
                                                --------   --------
Cash flows from investing activities:
  Technology acquisitions, net of cash
   acquired                                      (15,051)     --
  Purchased software and related assets           (2,232)      (338)
  Capital expenditures                           (14,135)   (10,476)
  Capitalization of software development         (12,733)    (3,745)
  Purchases of securities held to maturity       (51,814)   (50,861)
  Proceeds from securities held to maturity       42,461     32,065
  (Increase) decrease in long-term finance
    receivables                                    2,657    (11,081)
                                                --------   --------
          Net cash used in investing
           activities                            (50,847)   (44,436)
                                                --------   --------
Cash flows from financing activities:
  Earned portion of restricted stock
   compensation                                    1,012        418
  Income tax reduction relating to stock
   options                                         2,713      1,107
  Stock options exercised and other                3,441      --
  Treasury stock acquired                        (53,270)   (42,049)
                                                --------   --------
          Net cash used in financing
           activities                            (46,104)   (40,524)
                                                --------   --------

Effect of exchange rate changes on cash              251        277
Gain on available for sale securities               (277)     --
                                                --------   --------
Net change in cash and cash equivalents          (13,283)   (11,342)

Cash and cash equivalents at beginning of
 period                                           39,494     37,814
                                                --------   --------
Cash and cash equivalents at end of period      $ 26,211   $ 26,472
                                                --------   --------
                                                --------   --------
Supplemental disclosure of cash flow
 information:
  Cash paid for Income taxes                    $ 19,934   $ 23,300
  Value of treasury stock issued for
   technology acquired                            20,611      --
  Future cash payments for technology
   acquired                                        5,420      --

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

Note 3 - Securities

     Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each subsequent balance sheet date. The Company has the ability and intent to hold most of its investment securities to maturity and thus has classified these securities as "held to maturity" pursuant to Statement of Financial
Accounting Standards (SFAS) No.115. These securities have been recorded at amortized cost in the Company's balance sheets. On December 15, 1995, the Company reclassified $26.2 million of its investment securities to "available for sale". This reclassification was a result of the one-time opportunity to reclassify investment securities allowed under the SFAS No. 115 Special
Report issued in November 1995. The reclassification resulted in an unrealized gain of $277,000 reported as an increase to investment securities and stockholders' equity. The Company holds no securities classified as "trading securities". The following table summarizes the Company's total investment securities portfolio as of December 31, 1995:

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                                                            GROSS        GROSS
                                               AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                                 COST        GAIN        LOSS     VALUE (a)
                                               ---------  ----------  ----------  --------
                                                              (IN THOUSANDS)
Securities with Maturities Within 1 Year:

   Held to Maturity Securities
     Municipal Securities                        28,652        --          --      28,652
     Auction Preferred Stock                     25,950        --          --      25,950
     Corporate Notes, Bonds and Other            14,169        --          --      14,169
                                                -------       ---         ---     -------
                                                 68,771        --          --      68,771
   Available for Sale Securities

     Municipal Securities                         6,939        11          --       6,950
                                                -------       ---         ---     -------
Total Securities with Maturities Within 1 Year   75,710        11          --      75,721

Securities with Maturities From 1-5 Years:

   Held to Maturity Securities

     Municipal Securities                       112,508        --          --     112,508
     Corporate Notes, Bonds and Other            36,746        --          --      36,746
                                                -------       ---         ---     -------
                                                149,254        --          --     149,254
   Available for Sale Securities

     Municipal Securities                        19,005       266          --      19,271
                                                -------       ---         ---     -------
Total Securities with Maturities From 1-5 Years 168,259       266          --     168,525
                                                -------       ---         ---     -------
Total Investment Securities                     243,969       277          --     244,246
                                                -------       ---         ---     -------
                                                -------       ---         ---     -------

(a)For securities classified as "held to maturity", the reported fair value
represents the value to be realized upon maturity.   As of December 31, 1995,
the fair market value of these securities exceeded amortized cost by approximately $2.9 million.

Note 4 - Stock Split

     On July 19, 1995, the Company declared a two-for-one stock split of its common stock. The stock split was effected in the form of a stock dividend. Stockholders of record at the close of business on August 4, 1995, received two shares of common stock for each share held. The payment date for the distribution of shares was August 14, 1995. All stock related data in the financial statements reflects the stock split for all periods presented.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     This discussion comprises historical information for the periods covered, followed by certain forward looking information and information about certain risks and uncertainties that could affect the Company's future operating results. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the audited financial statements and notes thereto and the Management's Discussion and Analysis of Results of Operation and Financial Condition contained in the Company's Annual Report to Stockholders for fiscal 1995.

A.   HISTORICAL INFORMATION

          RESULTS OF OPERATION

     The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Earnings bear to total revenues. The year to year comparisons of financial results are not necessarily indicative of future results.

                                               PERCENTAGE OF TOTAL REVENUES
                                         ---------------------------------------
                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            DECEMBER 31,          DECEMBER 31,
                                         ------------------    -----------------
                                          1995       1994       1995       1994
                                          -----      -----      -----      -----
Revenues:
  License                                  66.0%      61.3%      60.8%      58.6%
  Maintenance                              34.0       38.7       39.2       41.4
                                          -----      -----      -----      -----
    Total revenues                        100.0      100.0      100.0      100.0

Operating expenses:
  Selling and marketing                    27.1       26.3       26.3       25.9
  Research and development                 13.2       15.1       14.3       16.4
  Cost of maintenance services
     and product licenses                   9.6        8.8       10.7        9.3
  General and administrative                9.4        8.8        9.0        8.7
  Acquired research and development costs  19.8         --        7.8         --
                                          -----      -----      -----      -----
Operating income                           20.9       41.0       31.9       39.7

Other income                                3.3        3.3        3.8        3.5

Earnings before taxes                      24.2       44.3       35.7       43.2

Income taxes                               13.2       13.7       13.5       13.4
                                          -----      -----      -----      -----
Net earnings                               11.0%      30.6%      22.2%      29.8%
                                          -----      -----      -----      -----
                                          -----      -----      -----      -----

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)

REVENUES

                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                          DECEMBER 31,                DECEMBER 31,
                                  --------------------------   ----------------------------
                                    (IN THOUSANDS)               (IN THOUSANDS)
                                    1995      1994    CHANGE     1995       1994     CHANGE
                                  -------   -------   ------   --------   ---------  ------
North American license revenues  $ 41,954   $32,176    30.4%   $107,726   $  92,671   16.2%
International license revenues     36,570    23,379    56.4%     74,864      53,152   40.8%
                                 --------   -------            --------    --------
 Total license revenues            78,524    55,555    41.3%    182,590     145,823   25.2%

Maintenance revenues               40,476    35,145    15.2%    117,960     102,877   14.7%
                                 --------   -------            --------    --------
 Total revenues                  $119,000   $90,700    31.2%   $300,550    $248,700   20.8%
                                 --------   -------            --------    --------
                                 --------   -------            --------    --------

License Revenues

     The license revenues line item consists of two categories of revenues: product license fees and central processing unit ("CPU") upgrade fees.

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

     CPU upgrade fees are fees charged when a customer acquires the right to install and run an already licensed product on additional processing capacity, whether measured traditionally by CPU tier or, under enterprise license terms, by millions of instructions per second ("MIPS"). The product upgrade fee category includes upgrade fees for both currently installed additional processing capacity and for future anticipated additional processing capacity. Total CPU upgrade fees for the quarter and nine months ended December 31, 1995, as a percentage of total revenues, were in the mid-twenty percent range.

     North American license revenues comprised 53.4% and 59.0% of total license revenues in the quarter and nine months ended December 31, 1995, respectively. North American license revenue growth in the third quarter was derived principally from higher license sales of the Company's open systems products and upgrade fees for future additional processing capacity. Increased open systems license fees and upgrade fees for current processing capacity accounted for North American license revenue growth for the nine month period.

     International license revenues contributed 46.6% of total license revenues in the third quarter and 41.0% of total license revenues in the first nine months of fiscal 1996. For the quarter and nine months ended December 31, 1995, international license revenue growth was driven by increased license sales of the Company's mainframe products, by upgrade fees for future additional processing capacity and, to a lesser extent, by increased sales of the Company's open systems products. International license revenues received a benefit of approximately 4.7% from the weakening of the dollar from the third quarter of fiscal 1995.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (CONTINUED)

     The Company continues to rely upon enterprise license fees as significant components of license revenue growth, license revenues and total revenues. An enterprise license converts a customer's traditional, CPU tier-based licenses to a MIPS-based license that allows the customer to run an unlimited number of copies of a product on its CPUs without regard to size, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. In a typical enterprise license transaction, the customer pays the restructuring fee described above to secure a more favorable discount, pays significant upgrade fees for future additional processing capacity in anticipation of MIPS growth over the term of the agreement and may license additional software products. For the three and nine months ended December 31, 1995, the revenue contribution from restructuring fees and upgrade fees for future additional processing capacity has remained in the high teens, which is consistent with the results from the fiscal year ended March 31, 1995. The Company's operating results are dependent upon the continued demand for enterprise license transactions, which will depend upon customers' increasing reliance on their IBM mainframe database management systems and a resulting increase in the mainframe MIPS on which they run their installed base of the Company's products.

     The database management product lines, comprising the company's tools and utilities for IBM's IMS and DB2 mainframe database management systems, contributed approximately 66.7% of total revenues and 65.3% of license revenues in the third quarter. Total revenues and license revenues from these product lines increased 21.8% and 25.5%, respectively, compared to the third quarter last year. For the nine month period, the database management product lines contributed 69.8% of total revenues and license revenues, representing total revenue growth of 16.2% and license revenue growth of 15.8% over the comparable, prior year nine month period.

     The Company continues to invest substantial resources in the development and marketing of its open systems products, which currently consist of three product lines: the PATROL application and database management products, the MetaSUITE data administration and management products and the backup and recovery utilities from DataTools, Inc., for whom the Company acts as an exclusive distributor. The Company's combined open systems license revenues grew approximately 300% for the quarter and nine month period ended December 31, 1995, as compared to the prior year periods. The increase in open systems license sales contributed approximately one half of the net license revenue
growth for these periods.   These product lines accounted for 18.0% of license
revenues and 12.7% of total revenues for the third quarter. For the nine months ended December 31, 1995, the open systems products accounted for 14.5% and 9.5% of license and total revenues, respectively.

Maintenance Revenues

     Maintenance revenues represent maintenance fees charged to perpetual license customers entitling them to product enhancements, technical support services and ongoing compatibility with third-party operating systems. A warranty period of one year is included in the initial license of the Company's mainframe products; accordingly, the Company classifies a portion of the initial license fee as maintenance. All maintenance revenues are recognized ratably over the term of the maintenance agreement. The increase in maintenance revenues is attributable to a growing installed base of the

                    BMC SOFTWARE, INC. AND SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                               (CONTINUED)

Company's products resulting from additional license sales as well as CPU upgrades, which generate higher maintenance fees. The growth rate in maintenance revenues has slowed from that achieved in prior years primarily as a result of the higher discounts granted to customers as a result of license restructurings and enterprise license agreements.

EXPENSES

                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                    DECEMBER 31,                 DECEMBER 31,
                                 ------------------           ------------------
                                   (IN THOUSANDS)                (IN THOUSANDS)
                                   1995      1994    CHANGE     1995       1994     CHANGE
                                 -------   -------   ------   --------   --------   ------
Selling and marketing expenses   $32,281   $23,875    35.2%   $ 79,100   $ 64,524    22.6%
Research and development
    expenses                      15,729    13,716    14.7%     43,036     40,631     5.9%
Cost of maintenance services
    and product licenses          11,367     7,977    42.5%     32,094     23,189    38.4%
General and administrative
    expenses                      11,176     7,950    40.6%     27,003     21,651    24.7%
Acquired research and
    development                   23,589        --     -- %     23,589         --     -- %
                                 -------   -------            --------    --------
  Total operating expenses       $94,142   $53,518            $204,822    $149,995
                                 -------   -------            --------    --------
                                 -------   -------            --------    --------

Selling and Marketing Expenses

     Selling and marketing expenses of the Company increased over 35% in the third quarter of fiscal 1996. Primary contributors to this growth were increases in selling and marketing personnel and increased marketing activities. These increases primarily relate to expenses associated with the Company's efforts to expand its presence in the open systems market. Sales commissions also increased as a direct result of the 41% increase in license revenue in the third quarter. The Company also incurred certain costs relative to international sales personnel changes. All of these factors contributed to the expense growth for the first nine months of fiscal 1996 over fiscal 1995 levels. Sales commissions, however, did not contribute as significantly to the expense growth in the nine months of fiscal 1996
compared to the comparable period in fiscal 1995.   As a percentage of total
revenues, selling and marketing expenses have only increased slightly over fiscal 1995 levels for both the third quarter and first nine months.

Research and Development Expenses

     The Company significantly increased its spending on its research and development organization in the third quarter and for the first nine months of fiscal 1996 over the comparable periods in fiscal 1995. The primary focus within the research and development organization has been the hiring of permanent and contract developers to create product offerings in the open systems market. These expense increases have largely been offset by the increase in capitalized software.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (CONTINUED)

     The Company has recorded increased capitalization of $2,137,000 in the third quarter of fiscal 1996 and $9,081,000 in the first nine months of fiscal 1996 over the comparable periods in fiscal 1995. The capitalization increases relate primarily to costs associated with new open systems products. As a percentage of total revenues, net research and development expenses have decreased to 13.2% in the third quarter of fiscal 1996 from 15.1% in the third quarter of fiscal 1995; and decreased to 14.3% in the first nine months of fiscal 1996 from 16.4% in the first nine months of fiscal 1995. Excluding the impact of software capitalization, research and development expenses continue to approximate 17% to 18% of total revenues in the third quarter of fiscal 1996.

     For the third quarter of fiscal 1996, the Company capitalized $4,237,000 in software development costs. In the third quarter of fiscal 1995, the Company capitalized $2,100,000.

     Over the last two fiscal years, the Company has supplemented its internal product development efforts with acquisitions of several companies and technologies, including the base technologies for the PATROL and MetaSUITE product lines. The Company's acquisition strategy in general has been to acquire emerging technologies, rather than established companies, and to significantly enhance and add to the acquired technology. In the quarter ended December 31, 1995, the Company acquired two open systems software companies, Peer Networks, Incorporated and HawkNet, Inc., and certain mainframe database technologies. See "-Acquired Research and Development Cost" below.

Cost of Maintenance Services and Product Licenses

     Cost of maintenance services and product licenses expenses consist of amortization of purchased and internally developed software, costs associated with technical support operations and royalty fees. These costs have increased in the third quarter and in the first nine months of fiscal 1996 primarily as a result of increased product licenses costs due to increased amortization of purchased and internally developed software. Also, increases in royalty fees have contributed to the increase in cost of product licenses. As a percentage of total revenues, these expenses increased from 8.8% in the third quarter of fiscal 1995 to 9.6% in the third quarter of fiscal 1996.

     For the third quarter of fiscal 1996, the Company's amortization of internally developed software costs totaled $1,553,000 versus $822,000 in the third quarter of fiscal 1995.

General and Administrative Expenses

     The Company's general and administrative expenses increased significantly in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. The increase is primarily attributable to variable compensation plans for the Company's executives and the country managers of the Company's international offices, which are based on increases in operating income. In addition to the factors above, certain severance payments to former country managers were incurred during the third quarter of fiscal 1996 that were not incurred in fiscal 1995. General and administrative expenses for the first six months of fiscal 1996 increased 15.5%. The increases incurred during the third quarter of fiscal 1996 caused general and administrative expenses for the first nine months of fiscal 1996 to increase approximately 25% from the comparable period in fiscal 1995. As a percentage of total revenues, general and administrative expenses remain in the 9% range in the third quarter of fiscal 1996.

                         BMC SOFTWARE, INC. AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)


Acquired Research and Development Costs

     During the third quarter of fiscal 1996, the Company completed the acquisitions of stock and assets (including in-process research and development) of certain technology companies for an aggregate purchase price of $27.8 million, including direct acquisition costs. The Company accounted for these transactions using the purchase method and recorded a $23,589,000 charge ($22,831,000 net of income tax benefits), for acquired research and development costs during the quarter.

OTHER INCOME

     For the third quarter of fiscal 1996, other income was $3,956,000, reflecting an increase of 33.0% over $2,975,000 of other income in the same
quarter of fiscal 1995.   Other income consists primarily of interest earned on
tax-exempt municipal securities, auction preferred stock, Eurodollar deposits, corporate debt securities, financed receivables and money market funds. The increase is primarily the result of the increase in cash available for investment.

INCOME TAXES

     For the third quarter of fiscal 1996, income tax expense was $15,749,000, compared to $12,449,000 for the same quarter in fiscal 1995. Income tax expense for the first nine months of fiscal 1996 was $40,455,000 compared to $33,288,000 for the same period in fiscal 1995. The Company's income tax expense represents the federal statutory rate of 35%, plus certain state taxes, reduced by the benefit from the Company's Foreign Sales Corporation, the effect of tax exempt interest earned from temporary cash investments, the effect of tax deductions on certain technology acquisitions and foreign income taxes. Excluding the impact of technology acquisitions, the Company's effective income tax rate for the nine months ended December 31, 1995 and 1994 approximated 31.5% and 31.0%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth through funds generated from operations. As of December 31, 1995, the Company had cash, cash equivalents and investment securities of $270,457,000.

     During the quarter ended December 31, 1995, the Company repurchased 1,313,000 shares of its common stock for approximately $47,408,000 in open market transactions. As a result, the Company depleted its shares authorized, by the Board of Directors, for repurchase.

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

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (CONTINUED)

B. FORWARD LOOKING INFORMATION AND CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING RESULTS.

     Numerous factors affect the Company's operating results, including general economic conditions, market acceptance and demand for its products, its ability to develop new products, rapidly changing technologies and increasing competitive pressures. These and other important factors, including the risks and uncertainties discussed below, could cause the Company's actual results for the fourth quarter of fiscal 1996 and for fiscal 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

     The Company derives approximately 90% of its revenues from software products for IBM and IBM-compatible mainframe computers. CPU upgrade fees and enterprise license transactions are a substantial and integral component of the Company's mainframe business, and the percentage of license revenues contributed by enterprise license transactions has increased over the last three fiscal years. See "Results of Operations-Revenues-License Revenues" above. The
Company believes that demand for enterprise licenses has been driven by an increase in customers' long term investments in their mainframe systems and processing capacity as hardware costs have declined dramatically and the efficacy of the mainframe platform was reaffirmed for large enterprises. The Company's future operating results are dependent upon customers' continued requirements for, and investment in, their mainframe systems software and customers' continually increasing need to use the Company's existing software products on substantially greater mainframe processing capacity. There can be no assurance that these trends of MIPS growth and of customers using the Company's current mainframe products on more powerful computers will continue. Future operating results are also dependent on sustained improvement of the Company's international operating results, which have been inconsistent over the last three fiscal years.

     Operating income as a percentage of revenues ("Operating Margins") remained relatively unchanged in the reported periods from fiscal 1995 to fiscal 1996. Since the Company's costs, however, are to a large extent fixed in the short term and are planned primarily based on sales forecasts, failure to achieve planned revenue growth in a period would likely have a material adverse affect on Operating Margins and net earnings. The Company has increased its research and development and marketing spending significantly in fiscal 1996 and intends to continue such increased investment, which will place additional pressure on its Operating Margins if revenue expectations are not met, particularly by its new client/server products. Sales, support and distribution costs for client/server software products are generally higher, as a percentage of sales, than for mainframe products, because of lower unit prices, more widely dispersed customers and prospects and intense competition. The Company intends to supplement its direct sales force by distributing its client/server products through large hardware and software vendors. This strategy is designed to increase the Company's geographic presence and to provide the increased levels of sales and support contact with customers and prospects necessary to succeed in the open systems markets on a cost-effective basis relative to a purely direct sales and distribution channel. There can be no assurance that this strategy will be effective, however. If the Company's direct sales force is the primary channel for its client/server products, its cost of sales will likely increase and Operating Margins could be reduced.

                     BMC SOFTWARE, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)

     The Company's stock price has been highly volatile over the last several years. Future revenues, earnings and stock prices may be subject to wide swings, particularly on a quarterly basis. The stock price of software companies in general, and the Company in particular, is primarily based on expectations of future revenue and earnings growth. Any failure of revenues or earnings to meet expected levels in a period would likely have a significant adverse effect on the Company's stock price. A high percentage of the Company's sales is closed at the end of each quarter, and there has been a trend toward larger single sales transactions, which can have extended sales cycles and are less predictable. The Company generally does not know whether revenues and earnings will meet expected results until the end of a quarter.

     The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new and updated products. The
Company is investing heavily in the development of new products for the rapidly growing open systems market and has relied upon acquisitions of open systems technologies to accelerate and augment its open systems product initiatives. The Company is also continuing to develop and to acquire new mainframe products and technologies. Over 70% of the Company's revenues are derived from its IMS and DB2 database utility products, which are mature product lines. The Company has invested in the development of new mainframe products that have been recently released or are scheduled for release in fiscal 1997. Software development is, however, a complex and creative process that can be difficult to accurately schedule and predict, and the Company has experienced long development cycles and product delays in the past and expects to have delays in the future. Delays in new mainframe or client/server product introductions or less-than-anticipated market acceptance of these new products would have an adverse effect on the Company's revenues and earnings. Further, the Company's strategic plans and business models contemplate significant revenue growth from its client/server product families. This market is highly dynamic and is characterized by rapid change and intense competition. While the Company believes its products that address this market, including those under development, will compete effectively, this market will be relatively unpredictable over the next few years and there can be no assurance that anticipated results will be achieved.

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

                     BMC SOFTWARE, INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.

              None

         (b)  REPORTS ON FORM 8-K.

              Report dated October 6, 1995 reporting the Company's preliminary financial results for the three months ended September 30, 1995.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BMC SOFTWARE, INC.


Date: February 14, 1996             By:  /s/  MAX P. WATSON JR.
     -----------------------           -----------------------------------
                                       Max P. Watson Jr.
                                       Chairman of the Board, President and
                                       Chief Executive Officer


Date: February 14, 1996             By:  /s/  KEVIN M. KLAUSMEYER
     -----------------------           -----------------------------------
                                       Kevin M. Klausmeyer
                                       Chief Accounting Officer