Form 10-K
period 1996-03-31
BMC SOFTWARE INC
filed 1996-07-01
CIK 835729

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

     FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                                       OR

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

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on June 27, 1996 was $2,955,051,715.

    As of June 28, 1996, there were outstanding 50,105,171 shares of Common Stock, par value $.01, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents are incorporated by reference in this report:

       Definitive  Proxy  Statement   to  be  filed   in  connection  with   the
       registrant's Annual Meeting of Stockholders currently scheduled to be held on August 19, 1996 (Part III of this Report)

       Such Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    This Annual Report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Actual results could differ materially from those indicated by such forward looking statements as a result of numerous important factors, certain of which are described herein. Readers should pay particular attention to the risk factors described in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Information and Certain Risks and Uncertaintities That Could Affect Future Operating Results." Readers should also carefully review the cautionary statements described in the other documents the Company files from time to time with the Securities and Exchange Commission, specifically the Quarterly Reports on Form 10-Q and Reports on Form 8-K filed by the Company.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    BMC Software, Inc. ("BMC" or the "Company") develops, markets and provides maintenance and support services for systems software products that improve the performance, reliability, and manageability of large scale mainframe systems software from International Business Machines Corp. ("IBM') and for open systems databases, other systems software and applications. As discussed below, BMC's three most important product families are its high performance utilities for IMS/DB and DB2, its administrative products for DB2 and its PATROL monitoring and event management tools. BMC is also a leading vendor of software products that provide performance and functional enhancements for the key MVS-based network communications systems, CICS and IMS/TM. BMC's customers are typically
Fortune  500   industrial  and   service   corporations  and   similarly   sized
organizations worldwide. BMC was organized as a Texas corporation in 1980 and was reincorporated in Delaware in July 1988. Its principal corporate offices are in Houston, Texas.

    BMC's most important product lines by revenue and earnings contribution are its high performance utilities for IMS/DB and DB2 and its administrative tools for DB2. These database utilities and tools contributed approximately 70% of total revenues in each of the last three fiscal years and higher percentages of net earnings. IMS/DB and DB2 are the predominant database management systems ("DBMSs") for IBM and IBM-compatible mainframe computers. The DBMS enables a user to access stored data and to manipulate, arrange and process large volumes of data by controlling the organization, storage, retrieval, security and integrity of data stored in the database. It is the critical link between an application and the data; when a DBMS is down for maintenance operations or because of a failure, the application and the data are unavailable to end-users. BMC's utility products minimize the downtime of IMS/DB and DB2 databases by significantly reducing the time required to perform routine but critical operations. Examples include loading large volumes of data into a database, making back-up and other copies of a database, recovering a database after an outage and reorganizing a database. The administrative products include a DB2 performance monitor and the change management products for DB2, which automate routine and repetitive tasks necessary to the operation of large DB2 databases. The DB2 administrative products also include DB2 recovery products, which automate the recovery of a DB2 database after an outage.

    Over the last three fiscal years, BMC has invested over $105 million in developing and acquiring open systems software products to extend its product offerings into the rapidly growing market for open systems management products. The Company's open systems product offerings are currently concentrated in three areas: 1) the PATROL monitoring and event management tools for applications, databases and operating systems; 2) the back-up and recovery products, which include the SQL BackTrack high performance database back-up utilities for which the Company has exclusive marketing rights; and 3) the MetaSuite database administration tools that extend the functions provided by the Company's DB2 administrative tools to the leading open systems DBMSs from Oracle Corp. ("Oracle"), Sybase, Inc. ("Sybase") and other vendors. BMC is developing and delivering these products in furtherance of its Cooperative Enterprise Management Solutions ("CEMS") strategy, which emphasizes enterprise-wide support of the disparate mix of hardware platforms, DBMSs and applications that characterizes large-scale open systems implementations. By providing superior support of multiple applications, DBMS and operating systems, BMC intends to differentiate its open systems products from those provided by a hardware, DBMS or applications vendor, which tend to favor that vendor's products. In addition to these three product areas, BMC is developing high performance utilities for open systems DBMSs. In the first quarter of fiscal 1997, the Company introduced the first of these, a high speed reorganization utility for the Oracle DBMS. In fiscal 1996, the Company's open systems products contributed $44.9 million, or 11% of total revenues, a 198% increase over fiscal 1995.

STRATEGY

    The Company believes its primary strengths are its ability in, and reputation for, developing and supporting highly reliable systems software products for the critical information systems employed by large enterprises. BMC has remained committed to the IBM mainframe platform. The Company believes that, over the last 18 to 24 months, the IBM mainframe platform has been re-validated relative to open systems alternatives for large scale, transaction intensive systems. In fiscal 1996, the Company introduced 22 new mainframe products, which include the EP family of IMS/DB utilities for the largest IMS customers and the first of several high performance utilities for IBM's next-generation CMOS parallel processor mainframe platform. The Company believes customers will continue to increase the processing capacity of their mainframe systems over the next several years, in some cases dramatically, which should create additional demand for its mainframe products. The Company intends to market its mainframe products primarily through its well-established direct sales channel.

    Two cornerstones of the Company's CEMS strategy are its commitments to heterogenous platform support and to indirect channel partners. These commitments are most evident in the evolution of PATROL in fiscal 1996. PATROL's ability to monitor and manage a particular application, database or operating system is provided by "knowledge modules," which collect, measure and manage the parameters and metrics particular to the managed application, database or operating system. Since acquiring PATROL, the Company has introduced over 20 additional knowledge modules and related components, thereby extending PATROL to the most prevalent open systems applications, databases and operating systems. To further increase PATROL's breadth, the Company acquired Peer Networks, Inc. in November 1995 to add support of the Simple Network Management Protocol ("SNMP"), the leading protocol for network management and the leading standard for information collection in multi-vendor networks. The Company is also designing its other open systems products for heterogenous environments; for example, the MetaSuite and Recovery Manager products will support the leading open systems DBMSs and hardware platforms. In addition to broad support of disparate open systems platforms, the CEMS strategy envisions the bridging of open systems and mainframe environments. The Company believes it is well suited to achieve this because of its core competencies in applications and data management in both environments. For example, PATROL provides MVS platform support and will be extended to encompass mainframe DBMSs.

    A key component of the CEMS strategy is the integration of PATROL with the leading network management frameworks used today, such as OpenView from
Hewlett-Packard Corp. ("HP") and SPECTRUM from Cabletron Systems, Inc. ("Cabletron"), and leading systems management frameworks such as TME from Tivoli Systems, Inc. ("Tivoli") and CA-Unicenter from Computer Associates, International ("CA"). This integration allows a user of one of these systems or network management frameworks to monitor and manage additional applications, databases and operating systems via the PATROL agent and knowledge modules. The integration also allows the use of the framework's management console to view and manage these additional objects. To provide greater market coverage, defray first level support costs and accelerate market acceptance, the Company is entering into OEM and reseller agreements with many of the vendors whose products are supported by or integrated with PATROL. The Company made significant progress in fiscal 1996 in building its channels operations infrastructure and in signing distribution agreements with major vendors such as HP. In fiscal 1996, net indirect open systems sales were approximately $6,000,000.

    The primary industry trend in fiscal 1996 was the emergence of the Internet as a communications platform for large enterprises, both internally via corporate "intranets" and externally as an interface with customers and other constituencies requiring communication with or information about the enterprise. The Company believes that users of Internet and intranet servers will face most of the same problems that users of mainframes and open systems servers have always faced, such as DBMS performance and administration, back-up and recovery, change management, fault management and network management, and that its products will address these needs. PATROL, for example, will add an Internet browser-based management console and knowledge modules for intranet and Internet servers. On a broader scale, the Company believes widespread adoption of intranets and Internet communications gateways will further increase the requirement for immediate access to legacy enterprise data residing in IMS and DB2. The Company has announced its Enterprise Data Management product family, which will provide high speed data extraction, transformation and transportation between legacy and open systems DBMSs. Sybase is licensing the EDM products on an OEM basis to provide these data movement capabilities between the Sybase DBMS and IMS and DB2.

    Another emerging trend is the adoption of Microsoft Corporation's Windows NT operating system and SQL Server DBMS, and of Intel-based servers, as alternative open systems server platforms. The Company believes the Windows NT and Intel servers will continue to gain momentum and is supporting Windows NT with its open systems products. PATROL currently includes a Windows NT agent, and the Company is porting its PATROL applications knowledge modules to Windows NT. The Company has announced the addition by Intel of PATROL into its i960 motherboard, which will provide high speed input/output operations for the next generation of Intel-based servers using the Pentium Pro microprocessor. The Company's MetaSuite products will also support Windows NT and the SQL Server DBMS.

PRODUCTS

    At March 31, 1996, BMC's product portfolio was comprised of 110 products in 13 product groups, of which 83 were mainframe products and 27 were open systems products, including Knowledge Modules for PATROL. These products groups are discussed below.

    MAINFRAME PRODUCTS

    The Company's mainframe products generated 89% of total revenues and 84% of license revenues in fiscal 1996. As of March 31, 1996, there were 9 groups of mainframe products, which are listed in order of revenue contribution.

    MASTERPLAN PRODUCTS FOR DB2

    The Masterplan products for DB2 generated approximately 33%, 34% and 36% of the Company's total revenues in fiscal 1994, 1995 and 1996, respectively, and 39%, 39% and 38% of license revenues. The products are offered in the following categories: (1) The ACTIVITY MANAGER family of performance products; (2) administrative tools; (3) high speed utilities; (4) restart and recovery management products; and (5) data compression products.

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

    IMS DATABASE UTILITIES

    The IMS Database Utilities provided 38% of total revenues and 35% of license revenues in fiscal 1994, 37% of total revenues and 34% of license revenues in fiscal 1995 and 34% of total revenues and 31% of license revenues in fiscal 1996. The IMS Database Utilities are offered in the following groups: (1) IMS backup and recovery solutions; (2) IMS reorganization solutions; and (3) IMS integrity solutions.

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

    IMS/TM ENHANCEMENTS

    The IMS/TM Enhancement products automate many of the manual procedures required to maintain IMS/TM networks. The tools increase IMS availability, simplify system management and improve productivity. Included in this category are products that allow organizations to restart the network after a system failure and bring additional terminals online without downtime. The IMS/TM Enhancement products accounted for 9%, 7% and 6% of the Company's total revenues for fiscal 1994, 1995 and 1996, respectively.

    NETWORK SERIES

    The Company's Network Series of products increase the performance of large, mainframe-based networks. The products enable users to increase system availability, enhance response time and improve throughput and accounted for 8%, 7% and 5% of the Company's total revenues in fiscal 1994, 1995 and 1996, respectively.

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

    DASD DATA COMPRESSION

    The DASD Data Compression products reduce the space required to store data on direct access storage devices for IBM mainframe systems, which can eliminate the need for additional disk drives. The products are available for a number of MVS subsystems, including IMS, OS and VSAM. The products can also be used in connection with data transmission between computers to decrease the need for expensive communications hardware. The DASD Data Compression products accounted for 5%, 4% and 3% of the Company's total revenues in fiscal 1994, 1995 and 1996, respectively.

    TRIMAR FAST PATH SERIES

    The TRIMAR Fast Path Series of products significantly speeds and simplifies IMS/VS Fast Path operations and maintenance while ensuring data integrity. The IMS/VS Fast Path subsystem is used in very large, transaction-intensive data centers. The TRIMAR Fast Path Series of products accounted for 3% of total revenues in fiscal 1994 and 1995 and 2% in fiscal 1996.

    CICS INTEGRITY SERIES

    The CICS Integrity products provide for fast recovery of CICS and VSAM file systems. They cover the range of recovery needs from batch to online and offer the ability to manage and speed recoveries. The CICS Integrity Series products accounted for 2% of total revenues in each of fiscal 1994, 1995 and 1996.

    IMS APPLICATION ENHANCEMENTS

    The IMS Application Enhancement products improve the performance and availability of IMS application programs by automating application restart and batch processing. The IMS Application Enhancement Series accounted for 2%, 1% and 1% of the Company's total revenues in fiscal 1994, 1995 and 1996, respectively.

    VSE SERIES

    The VSE products enhance certain operational characteristics of database and data communication software running on IBM's VSE operating system. The VSE Series products accounted for less than 1% in fiscal years 1994, 1995 and 1996.

    OPEN SYSTEMS PRODUCTS

    PATROL

    The PATROL product family monitors and manages applications, databases and operating systems. The PATROL products and architecture provide centralized control and event management for distributed computing environments by using a graphical management console, intelligent and autonomous agents and loadable libraries of system expertise known as "knowledge modules." PATROL allows users to discover and map the distributed environment, continuously survey the managed objects, initiate alarms based on preset parameters and automatically implement recovery actions. PATROL provides the ability to interface with advanced notification systems for remote phone or page messages when immediate administrative intervention is required. In addition, PATROL is architected to be quickly and easily extended to support in-house or non-standard applications through the development of additional knowledge modules by using the Patrol Scripting Language ("PSL"). PSL also allows the customization and extension of off-the-shelf knowledge modules to add parameters monitored and to provide other additional functionality. In furtherance of its CEMS strategy, the Company is integrating PATROL with the leading third-party network and systems management frameworks.

    The PATROL product line accounted for 4% of the Company's total revenues in fiscal 1995 and 8% in fiscal 1996.

    SQL BACKTRACKS; OPEN SYSTEMS BACK-UP AND RECOVERY

    The Company is the exclusive distributor for the SQL Backtracks high-performance back-up products developed by DataTools, Inc. These products currently consist of SQL BackTrack for Sybase and SQL BackTrack for Oracle. These products facilitate the necessary task of making back-up copies of data stored in these databases. As the size of these databases grows and they are increasingly integrated into mission critical applications, the need and difficulty of creating back-up copies increase. The Company has introduced its Recovery Manager product for open systems DBMSs, which automates the scheduling and administration of creating back-up copies of multiple and/or heterogeneous open systems databases and the recovery of applications running on such databases after a database or systems failure. The SQL BackTracks product line contributed approximately 2% of the Company's total revenues in fiscal 1996.

    METASUITE

    The MetaSuite family of products consists of the MetaDesk, MetaManage and MetaChange products for the administration of open systems DBMSs. The MetaSuite products are intended to provide the functionality of the Company's DB2 administrative products for open systems DBMSs and thereby to automate tedious and error-prone manual tasks. Functions provided by this product family include SQL statement generation and execution and advanced database schema change management. The MetaSuite products operate from a single point of control using consistent graphical user interfaces and administrative methodologies regardless of DBMS type or hardware platform being managed. The MetaDesk and MetaManage products were introduced in the first quarter of fiscal 1996, and MetaChange is scheduled for general availability in the second quarter of fiscal 1997. The MetaSuite products generated less than 1% of total revenues in fiscal 1996.

    NETTUNE PRO AND NETREPORT

    NetTune Pro provides automatic tuning automatically tunes the Novell Netware operating system by adjusting in real time the internal set parameters.
NetReport is a capacity planning tool for Netware networks that provides extensive analysis, monitoring and reporting capabilities. The Company acquired these products in November 1995 to extend its mainframe network optimization product line to open systems networks and intends to add support of Windows NT in future releases of the product. NetTune Pro and NetReport provide less than 1% of total revenues in fiscal 1996.

SALES AND MARKETING

    BMC sells its mainframe products primarily through its direct sales force and its open systems products through its direct sales force and indirect sales channels. In its direct sales channel, the Company continues to employ telephonic sales, or "telesales," to sell its products and encourage prospects to test its products on a free trial basis. The direct sales channel is organized into mainframe and open systems groups, although the mainframe representatives cooperate extensively with the open systems representatives in large account situations. The Company does not employ further product specialization of its sales force, other than in the new telemarketing group discussed below, and instead relies upon its software consultants for detailed technical knowledge of a given product. As of March 31, 1996, the Company's direct sales force employed 115 sales representatives in North America and 122 international sales representatives.

    The Company employs technically trained software consultants to provide specialized technical product knowledge to accounts, particularly in the DB2 and open systems markets. The sales support consultants assist in installing the Company's products and conducting in-depth technical evaluations of their performance and features. In many cases, the software consultants provide these services on-site. The Company has significantly expanded its staff of sales support consultants as competition in the DB2 tools and utilities markets has increased and as open systems sales have grown. As of March 31, 1996, the Company employed 44 software consultants.

    The Company's North American sales force is primarily based in Houston, Texas. The Company has also opened field sales offices in Washington, D.C., Los Angeles, California, and Chicago, Illinois, to increase it direct presence in the regions surrounding those cities. The Company also staffs the offices with software consultants to reduce the overall travel requirements to these regions. As discussed under "-- Strategy" above, the Company is developing indirect channels for its open systems products. The Company has established a channels operations group to promote, negotiate and support such distribution arrangements and is continuing to invest in its channels infrastructure.

    To market certain open systems and networking products that sell at price points below those of its traditional product lines, the Company has implemented a telemarketing sales group. The group's purpose is to identify new prospects for these products and to follow-up on the many open systems leads generated by direct mail campaigns and trade show participation. As of March 31, 1996, the Company employed 26 sales representatives in this group.

INTERNATIONAL OPERATIONS

    Approximately 39%, 39% and 41% of the Company's total revenues in fiscal 1994, 1995 and 1996, respectively, was derived from business outside North America.

    The Company conducts its international sales, marketing and support primarily through 14 wholly-owned subsidiaries worldwide. These offices employ the same telesales and telephone support strategies the Company employs in North America, although the international subsidiaries typically conduct more frequent on-site sales and support calls because of greater geographic proximity to customers and prospects. In fiscal 1996, the Company established direct sales subsidiaries in Brazil and Singapore. In addition to its subsidiaries, the Company is represented by 25 independent agents worldwide.

    Total revenues, operating profits and identifiable assets attributable to the Company's North American, European and other international operations are set forth in Footnote 10 to the Consolidated Financial Statements contained herein. The Company believes that its operations outside the United States are located in countries that are politically stable and that such operations are not exposed to any special or unusual risks. The Company's growth prospects are highly dependent upon the continued growth of its international license and software maintenance revenues. The Company's international license revenues and expenses have, however, been somewhat unpredictable at times over the last three fiscal years.

    Revenues from the Company's foreign subsidiaries are denominated in local currencies, as are operating expenses incurred in these locales. To date, the Company has not had any material foreign exchange currency losses. For a discussion of the Company's currency hedging program and the impact of currency fluctuations on international license revenues in fiscal 1995 and 1996, see "Management's Discussion and Analysis of Results of Operations and Financial Conditions -- Results of Operations -- Expenses -- Risk Management" and Note 1(i) of Notes to the Consolidated Financial Statements contained herein. The Company has not previously experienced any difficulties in exporting its products, but no assurances can be given that such difficulties will not occur in the future.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company continues to invest a significant amount of its resources in its internal research and development operations. These costs are primarily compensation of research and development personnel. As of March 31, 1996, the Company employed 619 research and development personnel (including independent contractors). The Company's expenditures on research and development and on product maintenance and support, including amounts capitalized, in the last three fiscal years are discussed below under the headings, "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Expenses -- Research and Development" and "-- Expenses -- Cost of Maintenance Services and Product Licenses."

    The Company's CEMS strategy of supporting a broad variety of open systems platforms with its products increases the complexity and difficulty of developing new products and requires greater cooperation between development teams than its traditional mainframe tools and utilities. The Company has experienced delays in certain of its product introductions as a result.

    The Company's research, development and support teams are organized around its product groups and are led by product authors, who are key developers that receive incentive commissions on product sales. At March 31, 1996, the Company employed 52 such product authors. The Company's research and development organizations are based in Houston and Austin, Texas.

MAINTENANCE, ENHANCEMENT AND SUPPORT SERVICES

    Revenues from the provision of maintenance, enhancement and support services comprised 42%, 41% and 37% of total revenues in fiscal 1994, 1995 and 1996, respectively. Payment of maintenance, enhancement and support fees entitles a company to telephone support and problem resolution services and enhanced versions of a product released during the maintenance period, including new versions necessary to run with new versions of the operating systems and other software supported by the product. Such maintenance fees are an important source of recurring revenue to the Company, and the Company invests significant resources in providing maintenance services and new product versions. These services are also important to customers, particularly mainframe customers, who require prompt problem resolution because of their dependence on the products to run information systems that are central to their enterprises. The services are also necessary because customers require forward compatibility when they install new versions of the systems software supported by a particular BMC product. The Company internally creates and produces all user manuals, sales materials and other documentation related to its products.

    For the Company's mainframe products, the fee for the first year of product maintenance services is included in the perpetual license fee. Subsequently, perpetual licensees may renew their maintenance agreements each year for an annual fee. The annual fee for mainframe products is generally 18% to 20% of the then current list perpetual license fee of the licensed product as adjusted for any applicable discounts. For the Company's open systems products, the initial maintenance period is shorter and the renewal fee varies depending on the level of support selected by the licensee.

PRODUCT PRICING AND LICENSING

    The Company's mainframe products are generally priced and licensed on a tiered pricing basis whereby the license fee for a product increases in relation to the processing capacity of the CPU on which the product is installed. Under tiered pricing, CPUs are classified by CPU tier according to their processing power as measured in millions of instructions per second ("MIPS"). More powerful CPUs fall into higher tiers and carry higher license fees. CPU upgrade fees are charged if a product is installed on another CPU that falls in a higher CPU group category. Under the Company's enterprise licensing program, customers may alternatively license products on an enterprise wide basis, whereby the customer can use the products on an unlimited number of CPUs of any size, subject to a limit on the aggregate processing power of such CPUs as measured in MIPS. CPU upgrade fees contributed 27%, 25% and 23% of total revenues in fiscal years 1994, 1995 and 1996, respectively. Because maintenance fees are based on the license fee for the product as of the annual renewal date, maintenance fees increase when a product is installed on a larger CPU.

    The Company maintains various discount programs for its mainframe and open systems products, including standard discounts for multiple copies of a product, discounts for enterprise license transactions and discounts for its DB2 products.

    The Company also prices and licenses PATROL on a CPU tier basis. Because PATROL is a relatively new product and because many of its licensees are still in a pilot or implementation phase of use, CPU upgrade fees from PATROL have been immaterial to date. The Company expects that PATROL revenues will be predominately from additional unit sales rather than CPU upgrade fees, but that such CPU upgrade fees will increase over time. Certain of the Company's other open systems products are also licensed on a tiered basis, while those at lower price points such as MetaDesk are licensed on a per unit basis.

    BMC's products are  generally marketed  on a  trial basis.  When a  customer desires to license a trialed product, a permanent product copy or a coded password to convert the trial tape to a permanent tape is provided promptly. Consequently, the Company does not have any material product backlog of undelivered products. The Company licenses its software products almost exclusively on a perpetual basis.

    BMC recognizes revenues from perpetual licenses and upgrade fees when both parties are legally obligated under the terms of the respective agreement and the underlying software products have been shipped. The Company recognizes all maintenance revenue, including maintenance bundled with perpetual license fees, ratably over the maintenance period.

    For a discussion of enterprise license transactions, the various components of license and upgrade revenues and the Company's revenue recognition practices for such components, see the discussion below under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Operating Results -- Revenues -- License Revenues."

COMPETITION; SYSTEM DEPENDENCE

    The Company's mainframe products run primarily with IBM's IMS/DB and DB2 database management systems and IMS/TM, CICS and VTAM data communications systems. Certain of these products are essentially improved versions of system software utilities that are provided as part of these integrated IBM system software products. IBM continues to improve or add to these integrated software packages as part on its strategic initiative of reducing the overall software costs associated with its mainframe computers. If IBM is successful in duplicating the Company's products, it would provide them at little or nominal additional cost to the customer. This would likely have a material adverse effect on demand for new licenses and recurring maintenance of the Company's competing products.

    The mainframe systems software business is highly competitive. BMC's competitors include IBM and several independent software vendors that have the ability to develop and market products similar to, and competitive with, the Company's products. The market for DB2 tools and utilities is far more competitive than the Company's traditional IMS markets and continues to increase in competitiveness. Product pricing is a key competitive factor in the market for third-party tools and utilities for DB2, and the Company has periodically adjusted its discount structure for its DB2 products to maintain its competitiveness in this market.

    The open systems markets the Company is addressing are competitive to an even greater degree than the mainframe systems software market. All of the major mainframe systems software vendors have announced open systems strategies that appear to overlap to varying degrees with PATROL and BMC's other open systems products. The relational DBMS vendors, such as Oracle and Sybase, and hardware companies such as HP, Sun Microsystems Inc. and Cabletron, are also providing competitive or potentially competitive products. PATROL overlaps with network management products, such as HP's OpenView and Cabletron's SPECTRUM, and with systems management frameworks such as CA-Unicenter and Tivoli's TME. The Company's strategy is to complement these frameworks by integrating with them. It is likely, however, that the network and systems management framework providers will over time attempt to extend their products into PATROL's functional space. In addition, the barriers to entry are far lower in the open systems software markets, as computer resources are far less expensive, development skills are more widespread and venture funding is widely available. The Company expects these markets to continue to increase in competitiveness.

    The Company continually modifies its mainframe products to maintain compatibility with new IBM hardware and software. To maintain such compatibility and to develop and test new products, the Company licenses IMS/DB, DB2, IMS/TM, CICS and other software systems from IBM on similar terms as other IBM customers. If IBM were to terminate the current license arrangements or otherwise deny the Company access to these systems, or if IBM adopts technological changes that prevent or make more difficult access to the systems, the Company would be adversely affected. Similarly, if the Company is unable to acquire and maintain access to the major client/server relational DBMSs similar to its access to DB2 and other IBM systems software, its development of client/server products will be impeded. Certain of the leading open systems DBMs vendors are less cooperative in providing technical assistance to independent systems software vendors.

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

CLIENTS

    No individual client accounted for a material portion of the Company's revenues during any of the past three fiscal years. Since the Company's mainframe packages are used with relatively expensive computer hardware, most of its revenues are derived from companies that have the resources to make a substantial commitment to data processing and their computer installations. Most of the world's major companies use one or more of the Company's software packages. The Company's software products are generally used in a broad range of industries, business and applications. The Company's clients include manufacturers, financial service providers, banks, insurance companies, educational institutions, hospitals and value-added resellers.

INTELLECTUAL PROPERTY

    The Company distributes its products in object code form and relies upon contract, trade secret, copyright and patent laws to protect its intellectual property. The license agreements under which customers use the Company's products restrict the customer's use to its own operations and prohibit disclosure to third persons. The Company is, however, in some cases distributing its open systems products on a shrink wrap basis and the enforceability of such restrictions in a shrink wrap license is uncertain. Also, notwithstanding those restrictions, it is possible for other persons to obtain copies of the Company's products in object code form. The Company believes that obtaining such copies would have limited utility without access to the product's source code, which the Company keeps highly confidential. In addition, the Company's products are generally encoded to run only on a designated CPU, and trial tapes provided to potential customers generally function only for a limited trial period.

EMPLOYEES

    As of March 31, 1996, the Company had 1,444 full-time employees. The Company believes that its continued success will depend in part on its ability to attract and retain highly skilled technical, marketing and management personnel, and competition is intense for open systems sales and development personnel. The Company considers its employee relations to be excellent.

ITEM 2.  PROPERTIES

    The Company's headquarters and principal sales and product development operations are located in Houston, Texas, where the Company owns and occupies a 450,000 square foot office building. The Company leases a 100,000 square foot product development office in Austin, Texas and its marketing and support offices in Sao Paulo, Brazil; Camberley, England; Frankfurt, Germany; Milan, Italy; Paris, France; Tokyo, Japan; Madrid, Spain; Melbourne, Australia; Copenhagen, Denmark; Nieuwegein, Netherlands; Singapore and Brussels, Belgium. The Company leases its principal mainframe computers, an IBM ES9000-952, an IBM 390 600S and a CMOS-1, and its telecommunications equipment. See Notes 1(e) and 10 of Notes to the Consolidated Financial Statements below.

ITEM 3.  LEGAL PROCEEDINGS

    The Company filed a lawsuit styled BMC SOFTWARE, INC. VS. PEREGRINE SYSTEMS, INC. ET.AL., Cause No. 95-10161, in the 200th Judicial District Court of Travis County, Texas, in August 1995. The lawsuit seeks an injunction prohibiting seven former employees and their employer, among other things, from using the Company's confidential information and trade secrets in the development of products similar to the products on which they worked while employed by the Company. The defendants have filed several counterclaims against the Company, alleging that the Company has tortiously interfered with Peregrine Systems, Inc.'s business relations, breached its nondisclosure agreements with the individual defendants, violated Section 15.05(a) of the Texas Free Enterprise and AntiTrust Act and misappropriated certain trade secrets and confidential information belonging to Peregrine/

Bridge Transfer Corporation in violation of a confidentiality agreement between the Company and Peregrine Systems, Inc. The defendants' counterclaims seek injunctive relief preventing the Company from using Peregrine/Bridge Transfer Corporation's trade secrets and confidential information allegedly disclosed to the Company, a declaratory judgment that the Company's trade secrets and confidential information allegedly disclosed to the Company, a declaratory judgment that the Company's trade secrets and confidential information at issue are unqualified for protection as trade secrets or confidential information and actual and exemplary monetary damages. Management believes the ultimate resolution of the above matters will not be material to the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since August 12, 1988, the Company's Common Stock has been traded in the NASDAQ National Market System under the symbol "BMCS". At June 18, 1996, the Company had 565 holders of record of Common Stock.

    The following table sets forth the high and low bid quotations per share of Common Stock for the periods indicated.

                                                                                        PRICE RANGE OF
                                                                                         COMMON STOCK
                                                                                     --------------------
                                                                                       HIGH        LOW
                                                                                     ---------  ---------
FISCAL 1995
  First Quarter....................................................................  $   33.25  $   20.88
  Second Quarter...................................................................      27.50      20.06
  Third Quarter....................................................................      28.75      20.13
  Fourth Quarter...................................................................      34.88      27.00
FISCAL 1996
  First Quarter....................................................................  $   40.50  $   27.63
  Second Quarter...................................................................      51.50      34.50
  Third Quarter....................................................................      46.25      32.40
  Fourth Quarter...................................................................      61.38      37.25

    The Company has not paid any dividends since 1988 and does not intend to pay any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings otherwise available for cash dividends on the Common Stock for use in its operations, for expansion and for stock repurchases. See "Management's Discussion and Analysis of Results of Operations and Financial Condition Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data presented under the captions "Statement of Earnings Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five year period ended March 31, 1996, are derived from the consolidated financial statements of BMC Software, Inc. and subsidiaries. The financial statements for each of the fiscal years in the three year period ended March 31, 1996, have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with the consolidated financial statements as of March 31, 1995 and 1996 and for each of the years in the three year period ended March 31, 1996, the accompanying notes and the report thereon, which are included elsewhere in this Form 10-K.

                                                                       YEARS ENDED MARCH 31,
                                                  ---------------------------------------------------------------
                                                     1992         1993         1994         1995         1996
                                                  -----------  -----------  -----------  -----------  -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Revenues:
    Licenses....................................  $   105,738  $   136,901  $   167,176  $   204,957  $   269,022
    Maintenance.................................       78,869      101,599      121,324      140,043      159,828
                                                  -----------  -----------  -----------  -----------  -----------
      Total revenues............................      184,607      238,500      288,500      345,000      428,850
Selling and marketing expenses..................       54,347       67,263       75,198       89,724      116,724
Research and development expenses...............       24,144       38,131       46,969       55,493       59,011
Cost of maintenance services and product
 licenses.......................................       20,633       23,289       28,216       31,960       44,854
General and administrative expenses.............       23,089       23,732       26,175       29,935       37,083
Acquired research and development
 costs..........................................      --           --            32,038       29,260       23,589
                                                  -----------  -----------  -----------  -----------  -----------
      Operating income (2)(3)(4)................       62,394       86,085       79,904      108,628      147,589
Other income....................................        4,379        7,323       10,708       11,704       15,446
                                                  -----------  -----------  -----------  -----------  -----------
      Earnings before income taxes (2)(3)(4)....       66,773       93,408       90,612      120,332      163,035
Income taxes....................................       20,589       28,022       34,123       42,815       57,464
                                                  -----------  -----------  -----------  -----------  -----------
      Net earnings (2)(3)(4)....................  $    46,184  $    65,386  $    56,489  $    77,517  $   105,571
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Earnings per share (2)(3)(4)....................  $       .89  $      1.25  $      1.08  $      1.52  $      2.02
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Shares used in computing earnings per
 share(1).......................................       51,686       52,354       52,304       50,976       52,286
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------


                                                                          AS OF MARCH 31,
                                                  ---------------------------------------------------------------
                                                     1992         1993         1994         1995         1996
                                                  -----------  -----------  -----------  -----------  -----------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.......................  $   137,912  $    44,797  $    37,814  $    39,494  $    62,128
Working capital.................................      108,038       74,449       29,429       35,166       43,775
Total assets....................................      246,249      378,652      417,527      502,649      608,218
Long-term obligations, including current
 portion........................................      --           --           --           --           --
Stockholders' equity............................      140,891      223,386      250,400      306,154      383,708

- ------------------------
(1) See Note 1 to Consolidated Financial Statements for the basis of computing net earnings per share.

(2) Includes the impact of a one-time charge of $32,038,000 (pre-tax), or $28,398,000 (net of tax), for the fiscal 1994 acquisition of Patrol Software. Excluding this one-time charge, fiscal 1994 earnings were $84,887,000 or $1.62 per share. Operating income was $111,942,000. Earnings before income taxes were $122,650,000.

(3) Includes the impact of a one-time charge related to several fiscal 1995 transactions of $29,260,000 (pre-tax), or $25,701,000 (net of tax). Excluding this one-time charge, fiscal 1995 earnings were $103,218,000 or $2.02 per share. Operating income was $137,888,000. Earnings before income taxes were $149,592,000.

(4) Includes the impact of a one-time charge related to several fiscal 1996 technology acquisitions of $23,589,000 (pre-tax), or $22,831,000 (net of tax). Excluding this one-time charge, fiscal 1996 earnings were $128,402,000 or $2.46 per share. Operating income was $171,178,000. Earnings before income taxes were $186,624,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

    This discussion comprises historical information for the periods covered, followed by certain forward looking information and information about certain risks and uncertainties that could cause the Company's future operating results to differ from any results indicated by any forward looking statements made by the Company or others. It is important that the historical discussion be read together with the discussion of such risks and uncertainties, and that these discussions are read in conjunction with the accompanying audited financial statements and notes thereto.

    BMC Software specializes in the development, marketing and maintenance of systems software products for large enterprises operating IBM and IBM-compatible mainframes or client/server information systems. The Company is currently offering 110 software products, of which 87 are mainframe products and 23 are client/server products. The Company's core business is the provision of high performance utilities and administrative tools for the primary high-end IBM mainframe database management systems, IMS and DB2. In each of the last three fiscal years, these products generated approximately 70% of the Company's total revenues and higher percentages of its earnings. The utility products provide high performance replacement functionality that performs time-critical operations such as loading, copying or reorganizing a database, thereby increasing the availability of the data and the applications that require it. The administrative tools increase productivity by automating routine and repetitive database management operations.

    Over the last three years, the Company has invested significantly in extending its product offerings to open systems hardware and software platforms. The Company's PATROL product, acquired in January 1994, has emerged as a leading monitoring and management tool for open systems applications, databases and operating systems. Including the PATROL acquisition, the Company has invested over $105,000,000 in its open systems product strategies, including both internal research and development and external technology acquisitions. The Company's open systems strategy has been concentrated in three areas: (a) the extension of PATROL's support of additional applications; the continued enhancement of its functionality and the integration of PATROL with the leading third-party network and systems management frameworks; (b) the provision of heterogeneous back-up and recovery products for open systems relational database management systems; and (c) the delivery of open systems equivalents of its database administration products for DB2. The Company is also developing high-speed utilities for the leading open systems relational database management systems.

    During June of 1995, the Company released Version 3.0 of PATROL, which incorporated significant enhancements in scalability, interoperability and flexibility including autonomous agents, agent-to-agent integration and independent consoles. In addition, during fiscal 1996 the PATROL suite was expanded to operate with an increased number of different systems management frameworks, databases and applications. In the third quarter of fiscal 1996, to further expand the scope of PATROL and to augment the Company's client/server offerings, the Company acquired HawkNet, Inc., and PEER Networks, Inc. The acquisitions of HawkNet and PEER expanded the Company's product offerings in the enterprise networking area. HawkNet provides network server optimization and tuning software for Novell NetWare and Windows NT environments and PEER provides SNMP management agents and agent development tool kits.

    Fiscal  1996's total  revenues of $428,850,000  were 24%  higher than fiscal
1995 total revenues. The increase was the result of a 26% increase in North American product license revenues, a 39% increase in international product license revenues and a 14% increase in worldwide maintenance revenues. Net earnings in fiscal 1996 were $128,402,000, excluding a one-time write-off of $22,831,000 (net of income taxes) related to the third quarter acquisitions of stock and assets of certain technology companies. These results represent a 24% increase over fiscal 1995 net earnings of $103,218,000 (excluding the acquired research and development charge related to acquisitions of technology and the write-off of the purchase option to acquire DataTools, Inc.). Increased net earnings were attributable to the 24% total revenue growth; operating income as a percentage of revenues ("Operating Margins") remained relatively unchanged from fiscal 1995 to 1996. There can be no assurance that operating margins will be sustained at historical levels. For a discussion of factors affecting operating margins, see the discussions below under the headings "Quarterly Results" and "Forward Looking Information and Certain Risks and Uncertainties That Could Affect Future Operating Results."

HISTORICAL INFORMATION

RESULTS OF OPERATIONS

    The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Consolidated Statements of Earnings bear to total revenues.

                                                                                            PERCENTAGE OF
                                                                                           TOTAL REVENUES
                                                                                   -------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                                   -------------------------------
                                                                                     1994       1995       1996
                                                                                   ---------  ---------  ---------
Revenues
  Licenses.......................................................................       57.9%      59.4%      62.7%
  Maintenance....................................................................       42.1       40.6       37.3
                                                                                   ---------  ---------  ---------
    Total revenues...............................................................      100.0      100.0      100.0
                                                                                   ---------  ---------  ---------
Selling and marketing expenses...................................................       26.0       26.0       27.2
Research and development expenses................................................       16.3       16.1       13.8
Cost of maintenance services and product licenses................................        9.8        9.3       10.5
General and administrative expenses..............................................        9.1        8.6        8.6
Acquired research and development costs..........................................       11.1        8.5        5.5
                                                                                   ---------  ---------  ---------
    Operating income.............................................................       27.7       31.5       34.4
Other income.....................................................................        3.7        3.4        3.6
                                                                                   ---------  ---------  ---------
  Earnings before income taxes...................................................       31.4       34.9       38.0
Income taxes.....................................................................       11.8       12.4       13.4
                                                                                   ---------  ---------  ---------
  Net earnings...................................................................       19.6%      22.5%      24.6%
                                                                                   ---------  ---------  ---------
Net earnings, excluding acquired research and development costs..................       29.4%      29.9%      29.9%
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

REVENUES

                                                                                                 PERCENTAGE CHANGE
                                                          FISCAL YEAR ENDED MARCH 31,       ----------------------------
                                                     -------------------------------------  1995 COMPARED  1996 COMPARED
                                                        1994         1995         1996         TO 1994        TO 1995
                                                     -----------  -----------  -----------  -------------  -------------
                                                                (IN THOUSANDS)
Licenses
  North America....................................  $   101,959  $   124,382  $   156,807        22.0%          26.1%
  International....................................       65,217       80,575      112,215        23.5%          39.3%
                                                     -----------  -----------  -----------
Total perpetual licenses...........................      167,176      204,957      269,022        22.6%          31.3%
Maintenance........................................      121,324      140,043      159,828        15.4%          14.1%
                                                     -----------  -----------  -----------
Total revenues.....................................  $   288,500  $   345,000  $   428,850        19.6%          24.3%
                                                     -----------  -----------  -----------
                                                     -----------  -----------  -----------

    The Company generates revenues from the licensing of its computer software products and fees for its associated software maintenance, enhancement and support services. In fiscal 1995, revenues totaled $345,000,000, a 20% increase over fiscal 1994 revenues of $288,500,000. From fiscal 1995 to fiscal 1996, total revenues increased 24% to $428,850,000. License revenues comprised 58%, 59% and 63% of total revenues in fiscal 1994, 1995 and 1996, while maintenance revenues for the same years contributed 42%, 41% and 37%, respectively. The Company's North American operations generated 61% of license revenues in fiscal 1994 and 1995 and 58% in fiscal 1996. The Company has increased its product list prices by approximately 5% in each of the last three fiscal years, although discounting has mitigated the effect of such price increases for many customers. Although the Company expects revenues to continue to grow in fiscal 1997 and beyond, there can be no assurance that such growth will be achieved or that growth rates in the future will be comparable to those in prior years.

    As of March 31, 1996, BMC marketed 110 systems software products designed to improve the availability, reliability, accuracy and integrity of enterprise data maintained in IBM mainframe and open systems environments. During fiscal 1996, the Company continued to diversify its product offerings beyond the IBM mainframe environment, which has been its traditional market. The Company's open system products (including the DataTools SQL BackTrack products) generated $44,900,000 in total revenues in fiscal 1996, an increase of approximately 200% over the prior fiscal year. From fiscal 1994 to fiscal 1995, open systems total revenues increased from $1,100,000 to $15,100,000.

    Mainframe-related product revenues increased 15% from fiscal 1994 to fiscal 1995 and 16% from fiscal 1995 to fiscal 1996. As discussed below, the Company's mainframe revenues are dependent on large customers and their current and anticipated mainframe capacity needs.

    LICENSE REVENUES The Company's license revenues include both product license fees and product upgrade fees. Product license fees are generated from the initial licensing of a product and from license restructurings wherein a customer pays a fee to increase the discounts used to calculate future maintenance and upgrade charges for their installed products. Product upgrade fees are charged when a customer acquires the right to run an already licensed product on additional processing capacity, which may be measured traditionally by central processing unit ("CPU") tier or by the aggregate millions of instructions per second ("MIPS") on which the Company's products are installed. These upgrade fees include fees for current additional processing capacity and for future additional processing capacity. Product upgrade fees accounted for 27%, 25% and 23% of total revenues for fiscal years 1994, 1995 and 1996, respectively. All license and upgrade fees are recognized as revenue when the license agreement is executed and the applicable products (if any, in the case of upgrade fees) have been delivered.

    North American license revenue grew 22% in fiscal 1995 and 26% in fiscal 1996. Increased sales of the Company's open systems products have represented a significant part of North American license revenue growth over the past two years and represented the single largest component of North

American license revenue growth from fiscal 1995 to fiscal 1996. In addition to the increased open systems licenses, increased mainframe product license fees and upgrade fees for current additional processing capacity drove license growth in fiscal 1996. North American license revenue growth in fiscal 1995 was derived primarily from restructuring fees and increased product license fees for the Company's mainframe products.

    International operations contributed 39% of license revenues in fiscal 1994 and 1995 and 42% of license revenues in fiscal 1996. From fiscal 1994 to fiscal 1995, international license revenues grew 24% and 39% from fiscal 1995 to fiscal 1996. In fiscal 1995, international license revenues grew as a result of increased upgrade fees for future processing capacity, product license sales of open systems products and restructuring fees. International license revenue growth from fiscal 1995 to fiscal 1996 was derived principally from upgrade fees for future processing capacity and, to a lesser extent, by product license sales of mainframe and open systems products. International license revenues received a benefit of approximately 8% and 3% from the weakening of the dollar, respectively from fiscal 1994 to fiscal 1995 and from fiscal 1995 to fiscal 1996.

    Enterprise license transactions have been and continue to be a significant component of the Company's license revenues and license revenue growth. An enterprise license allows the customer to run an unlimited number of copies of a product on its CPUs without regard to their size, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. Substantially all of these transactions include a fee for additional processing capacity beyond the customer's current usage level and/or a restructuring fee, and some include license fees for additional products. The fees for future additional processing capacity typically comprise from one-half to substantially all of the license fees included in an enterprise license transaction. The aggregate fees for future additional processing capacity and license restructuring comprised 13% of total revenues in fiscal 1994 compared to 19% in fiscal 1995 and 20% in fiscal 1996.

    In addition to the administrative and pricing benefits that an enterprise license agreement offers the customer, the Company believes that the multi-year relationship offers a strategic advantage for additional revenues in that it (1) establishes the Company's technology and product strategy within key accounts and (2) eases the competitive pressures from other independent software vendors. The enterprise license program has been successful and most of the Company's larger customers have converted their licenses to enterprise license terms. An enterprise license typically requires an evaluation of the customer's processing capacity level periodically throughout the term of the agreement or at the end of the term. The licensee is required to pay additional charges if the MIPS capacity on which the licensed products are being used exceeds the stipulated processing capacity level previously purchased. The continued growth of the Company's mainframe revenues is dependent on the Company's success in the closing of additional enterprise license agreements as well as the expansion of existing agreements as customers continue to require additional mainframe processing capacity.

    MAINTENANCE REVENUES Maintenance revenues represent annual maintenance fees charged to perpetual license customers entitling them to product enhancements, technical support services and ongoing compatibility with third-party operating systems, subsystems and applications. Maintenance charges are generally 15% to 20% of the license fee for the product at the time of renewal. Maintenance revenues also include the bundled fees for first-year maintenance services covered by the related perpetual license agreement. All maintenance fees are deferred at the time of billing and recognized ratably over the term of the agreement. The Company intends to continue to invest heavily in product maintenance and support and believes that maintaining its reputation for superior product support is a key component of its value pricing model.

    Maintenance revenues have increased over the last three fiscal years as a result of the continued growth in the base of installed products and the CPU capacity on which they run and high maintenance renewal rates. Under the traditional, tier-pricing model, maintenance fees are calculated on the current list price of the product which is dependent upon the size of the CPU on which the product is installed. Consequently, the Company receives higher maintenance fees as the customers install its products on larger CPUs. Maintenance revenue in a particular year is impacted by the level of license revenue in the preceding years, the bundled fees for first-year maintenance and by restructuring transactions. As discussed above, restructuring fees entitle a customer to higher, volume-based discounts that apply to future maintenance and other charges. The reduction in the rate of maintenance revenue growth rate from 19% in fiscal 1994 to 15% in fiscal 1995 and 14% in fiscal 1996 is primarily attributable to these discounts.

    PRODUCT LINE REVENUES The IMS Database Utilities and Masterplan for DB2 product series represent the Company's largest revenue-producing product lines. The IMS Database Utilities represented 38%, 37% and 33% of total revenues and 35%, 34% and 31% of license revenues for fiscal 1994, 1995 and 1996, respectively. The Masterplan for DB2 line comprised 33%, 34% and 36% of total revenues in fiscal years 1994, 1995 and 1996, respectively, and contributed 39% of license revenues in fiscal 1994 and 1995 and 38% of license revenues in fiscal 1996. These product lines showed combined total revenue growth of 20% from 1994 to 1995 and 21% from 1995 to 1996. License revenues for these product lines grew 20% in fiscal 1995 and 25% in fiscal 1996. The Company believes that these product lines will continue to be a significant source of revenues and continues to invest heavily in the support and enhancement of these products.

    The Company offers several other product lines in the mainframe environment which include, but are not limited to network optimization, data backup and availability enhancement and data compression and performance. In the aggregate, these product lines accounted for 28%, 25% and 20% of total revenues and 25%, 20% and 15% of license revenues for fiscal year 1994, 1995 and 1996, respectively.

    The Company's current product offerings outside of the IBM mainframe environment fall into four categories: the PATROL database monitoring and application management series introduced in late fiscal 1994, the MetaSUITE-SM-database administration series, introduced in fiscal 1996, the SQL BackTrack database backup and recovery series from DataTools, Inc., for whom the Company acts as an exclusive distributor and NetTune Pro and NetReport introduced in fiscal 1996. The aggregate total and license revenues from these four product series comprised 11% and 16% of total and license revenues, respectively, for fiscal 1996. The PATROL product line represented less than 1% of total and license revenues in fiscal 1994, 4% of total revenues and 7% of license revenues in fiscal 1995, 8% of total revenues and 13% of license revenues in fiscal 1996. While the open systems potential for revenue growth is substantial, the environment is extremely competitive. The Company believes that the application of its expertise in data administration and management to the open systems environment will enable it to compete effectively in this market; consequently, the Company has invested heavily in the acquisition and development of its open systems products and intends to continue this investment.

    OTHER INCOME Other income was approximately 4%, 3% and 4% of total revenues in fiscal years 1994, 1995 and 1996, respectively. Other income consists primarily of interest earned on cash and cash equivalents, financed receivables and marketable securities. Other income increased by 9% from fiscal 1994 to fiscal 1995 and by 32% from fiscal 1995 to 1996. The increase in interest income is primarily due to larger invested cash balances in 1996 than in 1995.

EXPENSES

                                                                                                PERCENTAGE CHANGES
                                                                                            ---------------------------
                                                          FISCAL YEAR ENDED MARCH 31,                          1996
                                                     -------------------------------------  1995 COMPARED  COMPARED TO
                                                        1994         1995         1996         TO 1994         1995
                                                     -----------  -----------  -----------  -------------  ------------
                                                                (IN THOUSANDS)
Selling and marketing..............................  $    75,198  $    89,724  $   116,724        19.3%          30.1%
Research and development...........................       46,969       55,493       59,011        18.1%           6.3%
Cost of maintenance services and product
 licenses..........................................       28,216       31,960       44,854        13.3%          40.3%
General and administrative.........................       26,175       29,935       37,083        14.4%          23.9%
Acquired research and development..................       32,038       29,260       23,589        (8.7)%        (19.4)%
                                                     -----------  -----------  -----------
  Total operating expenses.........................  $   208,596  $   236,372  $   281,261
                                                     -----------  -----------  -----------
                                                     -----------  -----------  -----------

    SELLING AND MARKETING The Company's selling and marketing expenses are comprised primarily of personnel and related costs, sales commissions and costs associated with industry trade shows and sales seminars. Compensation costs were the largest single contributor to the expense growth in fiscal 1996 due to the continued hiring of sales and marketing personnel to promote and sell the Company's increasing number of product offerings. Selling and marketing headcount increased by 32% from March 31, 1995 to March 31, 1996. Sales commissions increased as a result of the 31% increase in license revenues, although the increase was lower than the growth in license revenues. Also, the Company increased its participation in trade shows and sponsored more sales seminars during fiscal 1996. The Company's increase in selling and marketing activities was distributed ratably between its domestic and international operations. Increased selling and marketing expenses from fiscal 1994 to 1995 was the result of increases in the Company's marketing organization and increases in sales commissions. As a percentage of total revenues, selling and marketing expenses increased from 26% in fiscal 1994 and 1995 to 27% in fiscal 1996.

    RESEARCH AND DEVELOPMENT Research and development expenses are mainly comprised of personnel costs related to software developers and development support personnel. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain the Company's data processing center.  The  Company's  net research  and  development  expenditures during fiscal 1996 increased slightly over fiscal 1995 levels although the Company's investment in research and development activities during fiscal 1996 was greater than the indicated growth. A portion of the Company's research and development expenditures were capitalized as software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 in all three fiscal years. During fiscal 1994, 1995 and 1996, the Company capitalized approximately $4,771,000, $6,883,000 and $19,309,000, respectively of software development costs. The growth in capitalized costs during fiscal 1996 was due to increases in new product development of open systems products and, to a lesser degree, mainframe software products that have reached the stage of development where the costs are capitalized under SFAS No. 86. Excluding the effect of capitalized software on research and development expenses, the growth in research and development occurred primarily in increased compensation. The Company increased its headcount in the research and development organization by 35% from fiscal year end 1995 to fiscal year end 1996 (including contracted personnel). Increased personnel and related costs were the primary cause for research and development expense growth from fiscal 1994 to fiscal 1995.

    COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES Cost of maintenance services and product licenses consists of compensation for technical employees providing customer support, amortization of both purchased and internally developed software and royalty fees paid to third parties. The increase in cost of maintenance services and product licenses is mainly due to increases in amortization of both purchased and internally developed software and the advent of royalty fees. Royalty fees were not incurred by the Company prior to fiscal 1996. The Company amortized $4,771,000,

$5,134,000 and  $8,667,000  in  fiscal  1994, 1995  and  1996,  respectively  of capitalized software development costs pursuant to SFAS No. 86. During fiscal 1994, 1995 and 1996, the Company accelerated the amortization of certain products which contributed to the increase in all fiscal years. The Company's cost of maintenance services and product licenses is expected to continue increasing as the Company capitalizes a higher level of software development costs and as royalties paid to third parties, such as DataTools, increase. As a percentage of total revenues, cost of maintenance services and product licenses was 10% in fiscal 1994, 9% in fiscal 1995 and 11% in fiscal 1996.

    GENERAL AND ADMINISTRATIVE General and administrative expenses were comprised primarily of key executive compensation and personnel costs within finance and accounting, product distribution, human resources and word processing. Other expenses included in general and administrative expenses are fees paid for legal services, accounting services, consulting projects, insurance, travel and costs of managing the Company's foreign currency exposure. Growth in general and administrative expenses was primarily attributable to personnel costs and costs associated with managing the Company's foreign currency exposure. The increase in personnel costs was driven by a 12% increase in headcount from fiscal year end 1995 to fiscal year end 1996 as well as by expenses associated with the termination and hiring of management personnel in Europe in the last half of fiscal 1996. Costs associated with the Company's foreign currency exposure increased due to the increase in international license revenues from fiscal 1995 to fiscal 1996. The percentage growth in general and administrative expenses was split evenly between the domestic and international operations. As a percentage of total revenues, general and administrative expenses remained constant at 9% in fiscal years 1994, 1995 and 1996. Growth in general and administrative expenses from fiscal 1994 to fiscal 1995 was due primarily to an increase in personnel and related costs.

    ACQUIRED RESEARCH AND DEVELOPMENT COSTS The Company completed various technology acquisitions during fiscal 1996. The aggregate purchase price for these transactions totaled $27,789,000, including direct acquisition costs. The Company funded these acquisitions primarily through the issuance of its own common stock, and to a lesser extent, with cash. As of March 31, 1996, approximately $2,911,000 of such consideration had not been paid and was included in accrued liabilities. The Company used the purchase method of accounting for these technology acquisitions. The Company recorded a $22,831,000 charge, net of an income tax benefit of $758,000, for acquired research and development costs during fiscal 1996.

    During the fourth quarter of fiscal 1995, the Company completed the acquisitions of stock and assets (including in-process research and development) of several technology companies for an aggre-gate purchase price of $24,485,000, including warrants to purchase the Company's stock valued at approximately $3,280,000 and direct acquisition costs. Also, as of March 31, 1995, the Company obtained exclusive product distribution rights and a purchase option from DataTools, Inc. for $10,000,000. The term of the Company's option is March 31, 1996 through March 31, 1998. The distribution rights expire on March 31, 1998, if the Company does not exercise its purchase option. The Company accounted for all of the acquisition transactions discussed above using the purchase method and recorded a $25,701,000 charge, net of an income tax benefit of $3,559,000, for acquired research and development costs during the fourth quarter of fiscal 1995.

    In fiscal 1994, the Company acquired Patrol Software Pty. Ltd., an Australian corporation and Patrol Software, Inc., a California corporation. The aggregate cost to the Company was approximately $36,412,000 including direct acquisition and integration costs and was paid primarily in cash, with approximately $4,400,000 of the purchase price represented by options in the Company's common stock. The Company used the purchase method of accounting for the acquisition and recorded a charge for acquired research and development costs of $28,398,000, net of an income tax benefit of $3,640,000, in the fourth quarter of fiscal 1994.

    INCOME TAXES The Company recorded income tax expense of $34,123,000, $42,815,000 and $57,464,000 in fiscal 1994, 1995 and 1996, respectively. The
Company's effective tax rates were 38%, 36% and 35% for fiscal years ended 1994, 1995 and 1996, respectively. An analysis of the differences between the statutory and effective income tax rates is provided in Note 6 of the Notes to Consolidated Financial Statements.

    FOREIGN CURRENCY RATE FLUCTUATIONS For the fiscal years ended March 31, 1995 and 1996, 39% and 41%, respectively of the Company's consolidated revenues were derived from customers outside North America. Substantially all of the Company's sales outside North America are billed and collected in foreign currencies. Substantially all the expenses of operating the Company's foreign subsidiaries and compensating its independent agents are similarly incurred in foreign currencies. Consequently, the Company's reported financial results are affected by fluctuations of those foreign currencies against the U.S. dollar. The Company has adopted a foreign currency hedging strategy designed to reduce its foreign currency transaction exposures. For the years ended March 31, 1994, 1995 and 1996 currency rate fluctuations did not have a material effect on the Company's financial position, results of operations or cash flows.

    RISK MANAGEMENT The functional currency for most of the Company's international subsidiaries is the local currency of the subsidiary. Changes in exchange rates between these currencies and the U.S. dollar may negatively affect the Company's sales (as expressed in U.S. dollars) and gross profit margins from the international operations. The Company monitors this currency risk and attempts to mitigate the exposure through hedging transactions involving derivative financial instruments. Specifically, with respect to future revenues, the Company utilizes put options to protect the majority of anticipated foreign exchange denominated revenues (primarily in Deutsche marks and British pounds). The term of the option contracts is rarely more than one year. The Company does not hold or issue derivative financial instruments for trading purposes.

    The Company also enters into forward exchange contracts to hedge firm commitments, specifically, accounts receivable, intercompany transactions, cash balances and certain liabilities. The term of the forward contracts is generally 30 days. The currencies hedged include several European currencies, as well as the Japanese yen and Australian dollar.

    Pursuant to SFAS No. 52, SFAS No. 80 and related literature, the Company applies hedge accounting treatment to all of its hedging transactions (i.e., instruments are effective as and are designated hedge instruments). Specifically, gains and losses on forward contracts are recognized at each month-end in connection with the translation of the related hedged exposure into U.S. dollars. Gains and premiums associated with purchased put options are deferred until their maturity or until they are exercised or when a hedged transaction is no longer expected to occur. All gains and losses attributable to the Company's current hedging strategy are expected to occur within one year from the reporting date.

    The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but it does not expect any such counterparties to fail to meet their obligations, given their high credit ratings.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in 1995. Implementation of SFAS No. 121 is required in the fiscal year commencing April 1, 1996. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill relating to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is not expected to have a significant impact on the Company's consolidated financial statements.

    SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in 1995. Implementa-tion is required in the fiscal year commencing April 1, 1996. SFAS No. 123 established financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 allows the

Company to adopt one of two methods for accounting stock options. The Company currently intends to adopt the method that approximates its current accounting treatment. In fiscal 1997, disclosure will be required for the effect of adopting the alternative method, which would generally require the Company to record compensation expense equal to the valuation of stock options granted at the grant date.

QUARTERLY RESULTS

    The following table sets forth certain unaudited quarterly financial data for the fiscal years ended March 31, 1995 and 1996. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with its Consolidated Financial Statements and Notes thereto.

                                                                           FISCAL QUARTER ENDED
                                                --------------------------------------------------------------------------
                                                 JUNE 30,     SEPT. 30,   DEC. 31,    MAR. 31,     JUNE 30,     SEPT. 30,
                                                   1994         1994        1994        1995         1995         1995
                                                -----------  -----------  ---------  -----------  -----------  -----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues................................   $  78,000    $  80,000   $  90,700   $  96,300    $  93,300    $  88,250
Selling and marketing expenses................      20,468       20,181      23,875      25,200       24,572       22,247
Research and development expenses.............      13,919       12,996      13,716      14,862       14,106       13,201
Cost of maintenance services and product
 licenses.....................................       8,189        7,023       7,977       8,771       10,271       10,456
General and administrative expenses...........       6,194        7,507       7,950       8,284        7,938        7,889
Acquired research and development costs.......      --           --          --          29,260       --           --
                                                -----------  -----------  ---------  -----------  -----------  -----------
Operating income..............................      29,230       32,293      37,182       9,923       36,413       34,457
                                                -----------  -----------  ---------  -----------  -----------  -----------
Net earnings..................................   $  22,101    $  24,283   $  27,708   $   3,425    $  27,466    $  26,283
                                                -----------  -----------  ---------  -----------  -----------  -----------
                                                -----------  -----------  ---------  -----------  -----------  -----------
Earnings per share (EPS)......................   $    0.43    $    0.48   $    0.55   $    0.07    $    0.53    $    0.50
                                                -----------  -----------  ---------  -----------  -----------  -----------
                                                -----------  -----------  ---------  -----------  -----------  -----------
EPS, excluding acquired research and
 development costs............................   $    0.43    $    0.48   $    0.55   $    0.57    $    0.53    $    0.50
                                                -----------  -----------  ---------  -----------  -----------  -----------
                                                -----------  -----------  ---------  -----------  -----------  -----------
Shares used in computing earnings per share...      51,396       50,590      50,370      51,550       51,396       52,667
                                                -----------  -----------  ---------  -----------  -----------  -----------
                                                -----------  -----------  ---------  -----------  -----------  -----------


                                                DEC. 31,   MAR. 31,
                                                  1995       1996
                                                ---------  ---------

Total revenues................................  $ 119,000  $ 128,300
Selling and marketing expenses................     32,281     37,624
Research and development expenses.............     15,729     15,975
Cost of maintenance services and product
 licenses.....................................     11,367     12,760
General and administrative expenses...........     11,176     10,080
Acquired research and development costs.......     23,589     --
                                                ---------  ---------
Operating income..............................     24,858     51,861
                                                ---------  ---------
Net earnings..................................  $  13,065  $  38,757
                                                ---------  ---------
                                                ---------  ---------
Earnings per share (EPS)......................  $    0.25  $    0.74
                                                ---------  ---------
                                                ---------  ---------
EPS, excluding acquired research and
 development costs............................  $    0.69  $    0.74
                                                ---------  ---------
                                                ---------  ---------
Shares used in computing earnings per share...     51,965     52,679
                                                ---------  ---------
                                                ---------  ---------

    On a relative basis, the Company has historically realized greater revenues and net earnings in the latter half of its fiscal year. The proportion of second half revenues and earnings relative to those in the first half of the Company's fiscal year is expected to increase in fiscal 1997. In addition, the Company has historically realized sequentially lower revenues and net earnings in the first quarter of its fiscal year than in the last quarter of the prior fiscal year. The Company's largest expense component is compensation and the related fringe benefits, which are fixed in the short term except for commissions and bonuses, which were 19% of operating expenses in fiscal 1996. The costs of the Company's data center, office equipment and facilities also are essentially fixed. Numerous factors may cause significant fluctuations in the Company's quarterly revenues, including competition, industry or technological trends, customer budgetary decisions, mainframe processing capacity growth, general economic conditions or uncertainties, the timing of closing of individually significant sales, mainframe industry pricing and other trends, announcements of new hardware or software products and the timing of price increases. Because the high percentage of expenses is fixed, any such fluctuations in revenues will also significantly affect net earnings and any shortfall in revenues in a period would have an immediate and material adverse effect on earnings.

    LIQUIDITY AND CAPITAL RESOURCES At March 31, 1996, the Company's cash, cash equivalents and marketable securities were $352,032,000. The Company's working capital as of March 31, 1996, was $43,775,000. The Company continues to invest cash in securities with longer maturities yielding greater returns. This has the impact of reducing working capital. The Company's securities are investment grade and liquid. The Company had no debt as of March 31, 1996, other than normal trade payables and liabilities and a $2,911,000 payable relating to technology acquisitions discussed under "Acquired Research and Development Costs" above. Stockholders' equity as of March 31, 1996, was $383,708,000.

    The Company continues to finance its growth through funds generated from operations. For the year ended March 31, 1996, net cash provided by operating activities was $166,194,000. Net cash used in investing activities in fiscal 1996 was $93,496,000, primarily related to the acquisition of computers and related equipment, the purchase of investment securities and the technology acquisitions discussed above. Net cash used in financing activities in fiscal 1996 was $50,428,000. The primary uses of cash generated from operations pertained to the Company's stock repurchase program and to purchases of investment securities.

    During fiscal 1996, the Company repurchased 1,673,000 shares of its common stock for an aggregate purchase price of $63,472,000. As of March 31, 1996, the Company was authorized to acquire 2,785,000 shares of its common stock under its stock repurchase program. In addition, the Company continues to evaluate business acquisition opportunities that complement the Company's strategic plans. The Company believes that its existing cash balances and funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

FORWARD LOOKING INFORMATION AND CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING RESULTS.

    The forward looking statements made in the above Management's Discussion and Analysis of Results of Operations and Financial Condition include statements regarding the continued significance of enterprise license transactions and the Company's IMS Database utilities and Masterplan for DB2 product series, as well as the Company's ability to compete effectively in the open systems market. In addition, the Company's statement regarding the expected increase in the proportion of second half revenues and earnings to those in the first half and the Company's statement regarding its ability to meet its future liquidity requirements are forward looking statements.

    Numerous important factors affect the Company's operating results and could cause the Company's actual results to differ materially from the results indicated in this discussion or in any other forward looking statements made by, or on behalf of the Company. There can be no assurance that future results will meet expectations. These important factors include, but are not limited to, those described in the following paragraphs and in the discussion above under the heading "Business," including, without limitation, the discussion under the subheading "-- Competition; System Dependence."

    The Company derives approximately 90% of its revenues from software products for IBM and IBM-compatible mainframe computers. IBM is attempting to reduce the overall software costs associated with the MVS mainframe platform and is continuing to enhance its utilities for IMS and DB2 to provide lower cost alternatives to those provided by BMC and other independent software vendors. The Company has traditionally maintained sufficient performance and functional advantages over IBM's base utilities, although there can be no assurances that it will continue to maintain such advantages.

    CPU upgrade fees and enterprise license transactions are a substantial and integral component of the Company's mainframe business, and the percentage of license revenues contributed by enterprise license transactions has increased over the last three fiscal years. In fiscal 1995 and 1996, the enterprise license fees for future additional processing capacity and license restructurings comprised 19% and 20%, respectively, of total revenues. The Company's future operating results are dependent upon customers' continued requirements for, and investment in, their mainframe systems software and customers' continually increasing need to use the Company's existing software products on substantially greater mainframe processing capacity. The Company believes that the demand for enterprise licenses has been driven by customers' re-commitment over the last 18 to 24 months to the MVS mainframe platform for large scale, transaction intensive information systems. Whether this trend will continue is difficult to predict. There can be no assurance that these trends of MIPS growth and of customers using the Company's current mainframe products on more powerful computers will continue or that demand for enterprise license transactions will be sustained.

    Future operating results are also dependent on sustained improvement of the Company's international operating results, which have been inconsistent over the last three fiscal years. The Company's operations and financial results could be significantly adversely affected by factors associated with international operations, including changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances and difficulties in staffing and managing international operations.

    Operating income as a percentage of revenues ("Operating Margins") remained relatively unchanged in the reported periods from fiscal 1995 to fiscal 1996. Since the Company's costs are to a large extent fixed in the short term and are planned primarily based on sales forecasts, failure to achieve planned revenue growth in a period would likely have a material adverse affect on Operating Margins and net earnings. The Company has increased its spending significantly in fiscal 1996 on its open systems initiatives, with the investment being targeted to research and development, sales and pre-sales personnel. The Company intends to continue such increased investment, which will place additional pressure on its Operating Margins, particularly if revenue expectations are not met by its open systems products. The Company's financial model in fiscal 1997 anticipates a reduction in Operating Margins in the first two quarters, with expenses increasing more rapidly than revenues. Sales, support and distribution costs for client/server software products are generally higher, as a percentage of sales, than for mainframe products, because of lower unit prices, more widely dispersed customers and prospects and intense competition. The Company is developing indirect channels through major open systems vendors to increase its coverage and presence in open systems markets in a cost effective manner. There can be no assurance that this strategy will be effective, however. Although the Company has made significant progress in implementing reseller and distribution arrangements for PATROL, open systems indirect sales were not material in fiscal 1996 and generated approximately $6,000,000 in sales. If the Company's direct sales force remains the primary channel for its client/server products, its cost of sales will likely increase and Operating Margins could be reduced.

    The Company's stock price has been highly volatile over the last several years. Future revenues, earnings and stock prices may be subject to wide swings, particularly on a quarterly basis in response to variations in operating and financial results, perceived revenue growth rates and other factors. The stock price of software companies in general, and the Company in particular, is primarily based on expectations of future revenue and earnings growth. Any failure of revenues or earnings to meet expected levels in a period would likely have a significant adverse effect on the Company's stock price. The timing and amount of the Company's license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. The Company generally operates with little or no sales backlog and, as a result, license revenues in any quarter are dependent on contracts entered into or orders booked and shipped in that quarter. Most of the Company's sales are closed at the end of each quarter, and there has been and continues to be a trend toward larger single enterprise license transactions, which can have extended sales cycles and are less predictable. The timing of closing large license agreements also increases the risks of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. Failure to close an expected individually significant transaction could cause the Company's revenues and earnings in a period to fall short of expectations. The Company generally does not know whether revenues and earnings will meet expected results until the last days of a quarter.

    The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new and updated products. The Company's growth prospects are dependent upon the success of its open systems products. Software development is, however, a complex and creative process that can be difficult to accurately schedule and predict, and the Company has experienced long development cycles and product delays in the past and expects to have delays in the future. Delays in new mainframe or client/server product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on the Company's revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products. The Company's strategic plans and business models contemplate significant revenue growth from its open systems product families. This market is highly dynamic and is characterized by rapid change and intense competition. Many of the Company's competitors and potential competitors have significantly greater financial, technical, sales and marketing resources than the Company and greater experience in open systems development and sales. A key factor in determining the success of the Company's products, particularly its open systems offerings, will be their ability to interoperate and perform well with existing and future leading database management systems and other systems software products supported by the Company's products. While the Company
believes  its  products  that  address   this  market,  including  those   under
development, will compete effectively, this market will be relatively unpredictable over the next few years and there can be no assurance that anticipated results will be achieved. The emergence of the Internet and enterprise intranets as potential alternatives to the client/server paradigm heightens such unpredictability.

    CPU upgrade fees contributed 27%, 25% and 23% of total revenues in fiscal years 1994, 1995 and 1996. The charging of upgrade fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. The pricing of mainframe systems software, including the charging of tier-based upgrade fees or other capacity-based fees, is under continued pressure from customers. Although the Company has adopted MIPS-based pricing for enterprise licenses, it has not significantly changed the fact that customers pay more to use its products on more powerful CPUs. The Company believes its current pricing policies most properly reflect the value provided by its products. IBM provides alternatives to tier-based pricing with respect to its large mainframe CPUs and is attempting to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe computing platforms. These actions have increased pricing pressures within the mainframe systems software markets. The advent of IBM's "Sysplex" pricing of its mainframe systems software when installed in a complex of coupled mainframe CPUs may additionally increase these pricing pressures. If changes in mainframe systems software pricing or increased competition were to result in significant price decreases that were not offset by sales volume increases, the Company's business and financial results would be adversely affected.

    Litigation seeking to enforce patents, copyrights and trade secrets is increasing in the software industry. There can be no assurance that a third party will not assert that its patents or other proprietary rights are violated by products offered by the Company. Any such claims, with or without merit, can be time consuming and expensive to defend and could have an adverse effect on the Company's business, results of operations, financial position and cash flows.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

To The Board Of Directors Of
BMC Software, Inc.:

    We have audited the accompanying consolidated balance sheets of BMC Software, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1995 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BMC Software, Inc. and subsidiaries as of March 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
April 23, 1996

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------
                                                                                            (IN THOUSANDS, EXCEPT
                                                                                               PER SHARE DATA)
Current assets:
  Cash and cash equivalents...............................................................  $   39,494  $   62,128
  Securities available for sale...........................................................      --           8,464
  Securities held to maturity.............................................................      54,330      59,566
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $1,511 and $1,933......................      47,333      70,631
    Trade finance receivables, current....................................................      17,408       8,668
                                                                                            ----------  ----------
      Total accounts receivable...........................................................      64,741      79,299
  Interest and other receivables..........................................................       5,641       7,723
  Prepaid expenses and other..............................................................       6,432       5,922
  Deferred income taxes...................................................................      12,262       4,870
                                                                                            ----------  ----------
      Total current assets................................................................     182,900     227,972
                                                                                            ----------  ----------
Property and equipment, net of accumulated depreciation and amortization of $26,560 and
 $36,818..................................................................................     101,288     107,912
Software development costs, net of accumulated amortization of $11,290 and $10,908........      16,499      25,840
Purchased software and related assets, net of accumulated amortization of $12,628 and
 $18,953..................................................................................      11,118      13,400
Securities available for sale.............................................................      --          39,281
Securities held to maturity...............................................................     180,009     182,593
Trade finance receivables, long-term......................................................       8,047       4,146
Deferred charges and other assets.........................................................       2,788       7,074
                                                                                            ----------  ----------
                                                                                            $  502,649  $  608,218
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable..................................................................  $   11,344  $    8,417
  Accrued securities purchases............................................................      --          19,330
  Accrued purchase price payable..........................................................      14,867       2,911
  Accrued commissions payable.............................................................       7,612      10,848
  Accrued liabilities and other...........................................................      13,085      19,455
  Taxes payable...........................................................................       3,427      16,595
  Current portion of deferred revenue.....................................................      97,399     106,641
                                                                                            ----------  ----------
      Total current liabilities...........................................................     147,734     184,197
Deferred revenue and other................................................................      48,761      40,313
                                                                                            ----------  ----------
      Total liabilities...................................................................     196,495     224,510
Commitments
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and
   outstanding............................................................................      --          --
  Common stock, $.01 par value, 90,000,000 shares authorized, 52,520,000 shares issued....         525         525
  Additional paid-in capital..............................................................      67,864      67,888
  Retained earnings.......................................................................     296,204     401,775
  Foreign currency translation adjustment.................................................        (282)         82
  Unrealized gain on securities available for sale........................................      --              82
                                                                                            ----------  ----------
                                                                                               364,311     470,352
  Less treasury stock, at cost (2,020,000 and 2,547,000 shares, respectively).............      54,694      84,480
  Less unearned portion of restricted stock compensation..................................       3,463       2,164
                                                                                            ----------  ----------
      Total stockholders' equity..........................................................     306,154     383,708
                                                                                            ----------  ----------
                                                                                            $  502,649  $  608,218
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                     YEARS ENDED MARCH 31,
                                                                             -------------------------------------
                                                                                1994         1995         1996
                                                                             -----------  -----------  -----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Licenses.................................................................  $   167,176  $   204,957  $   269,022
  Maintenance..............................................................      121,324      140,043      159,828
                                                                             -----------  -----------  -----------
    Total revenues.........................................................      288,500      345,000      428,850
Selling and marketing expenses.............................................       75,198       89,724      116,724
Research and development expenses..........................................       46,969       55,493       59,011
Cost of maintenance services and product licenses..........................       28,216       31,960       44,854
General and administrative expenses........................................       26,175       29,935       37,083
Acquired research and development costs....................................       32,038       29,260       23,589
                                                                             -----------  -----------  -----------
  Operating income.........................................................       79,904      108,628      147,589
Other income...............................................................       10,708       11,704       15,446
                                                                             -----------  -----------  -----------
  Earnings before income taxes.............................................       90,612      120,332      163,035
Income taxes...............................................................       34,123       42,815       57,464
                                                                             -----------  -----------  -----------
  Net earnings.............................................................  $    56,489  $    77,517  $   105,571
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Earnings per share.........................................................  $      1.08  $      1.52  $      2.02
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Shares used in computing earnings per share................................       52,304       50,976       52,286
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             UNREALIZED                 UNEARNED
                                                                                FOREIGN        GAIN ON                 PORTION OF
                                                     ADDITIONAL                CURRENCY      SECURITIES                RESTRICTED
YEARS ENDED                               COMMON       PAID-IN    RETAINED    TRANSLATION   AVAILABLE FOR  TREASURY       STOCK
MARCH 31, 1994, 1995 AND 1996              STOCK       CAPITAL    EARNINGS    ADJUSTMENT        SALE         STOCK    COMPENSATION
- --------------------------------------  -----------  -----------  ---------  -------------  -------------  ---------  -------------
                                                                              (IN THOUSANDS)
Balance, March 31, 1993...............   $     525    $  65,573   $ 162,198    $    (218)     $  --        $    (286)   $  (4,406)
Net earnings..........................      --           --          56,489       --             --           --           --
Foreign currency translation
 adjustment...........................      --           --          --             (693)        --           --           --
Treasury stock purchased..............      --           --          --           --             --          (40,672)      --
Stock options exercised and restricted
 shares issued........................           1       (3,769)     --           --             --            9,652       (3,181)
Income tax benefit from stock options
 exercised............................      --            2,655      --           --             --           --           --
Restricted shares forfeited...........      --             (745)     --           --             --           --              745
Earned portion of restricted stock
 compensation.........................      --           --          --           --             --           --            2,132
Issuance of stock options pursuant to
 acquisition of PATROL Software.......      --            4,400      --           --             --           --           --
Retirement of restricted shares.......          (1)           1      --           --             --           --           --
                                             -----   -----------  ---------       ------          -----    ---------  -------------
Balance, March 31, 1994...............         525       68,115     218,687         (911)        --          (31,306)      (4,710)
Net earnings..........................      --           --          77,517       --             --           --           --
Foreign currency translation
 adjustment...........................      --           --          --              629         --           --           --
Treasury stock purchased..............      --           --          --           --             --          (32,001)      --
Stock options exercised and restricted
 shares issued........................      --           (4,121)     --           --             --            9,394       (2,599)
Income tax benefit from stock options
 exercised............................      --              663      --           --             --           --           --
Restricted shares forfeited...........      --              (73)     --           --             --             (781)         854
Earned portion of restricted stock
 compensation.........................      --           --          --           --             --           --            2,992
Issuance of stock warrants in
 association with certain acquired
 technology...........................      --            3,280      --           --             --           --           --
                                             -----   -----------  ---------       ------          -----    ---------  -------------
Balance, March 31, 1995...............         525       67,864     296,204         (282)        --          (54,694)      (3,463)
Net earnings..........................      --           --         105,571       --             --           --           --
Foreign currency translation
 adjustment...........................      --           --          --              364         --           --           --
Treasury stock purchased..............      --           --          --           --             --          (64,816)      --
Stock options exercised and restricted
 shares issued........................      --           (4,838)     --           --             --           35,030          (55)
Unrealized gain on securities
 available for sale...................      --           --          --           --                 82       --           --
Income tax benefit from stock options
 exercised............................      --            4,862      --           --             --           --           --
Earned portion of restricted stock
 compensation.........................      --           --          --           --             --           --            1,354
                                             -----   -----------  ---------       ------          -----    ---------  -------------
Balance, March 31, 1996...............   $     525    $  67,888   $ 401,775    $      82      $      82    $ (84,480)   $  (2,164)
                                             -----   -----------  ---------       ------          -----    ---------  -------------
                                             -----   -----------  ---------       ------          -----    ---------  -------------


                                           TOTAL
YEARS ENDED                             STOCKHOLDERS'
MARCH 31, 1994, 1995 AND 1996              EQUITY
- --------------------------------------  ------------

Balance, March 31, 1993...............   $  223,386
Net earnings..........................       56,489
Foreign currency translation
 adjustment...........................         (693)
Treasury stock purchased..............      (40,672)
Stock options exercised and restricted
 shares issued........................        2,703
Income tax benefit from stock options
 exercised............................        2,655
Restricted shares forfeited...........       --
Earned portion of restricted stock
 compensation.........................        2,132
Issuance of stock options pursuant to
 acquisition of PATROL Software.......        4,400
Retirement of restricted shares.......       --
                                        ------------
Balance, March 31, 1994...............      250,400
Net earnings..........................       77,517
Foreign currency translation
 adjustment...........................          629
Treasury stock purchased..............      (32,001)
Stock options exercised and restricted
 shares issued........................        2,674
Income tax benefit from stock options
 exercised............................          663
Restricted shares forfeited...........       --
Earned portion of restricted stock
 compensation.........................        2,992
Issuance of stock warrants in
 association with certain acquired
 technology...........................        3,280
                                        ------------
Balance, March 31, 1995...............      306,154
Net earnings..........................      105,571
Foreign currency translation
 adjustment...........................          364
Treasury stock purchased..............      (64,816)
Stock options exercised and restricted
 shares issued........................       30,137
Unrealized gain on securities
 available for sale...................           82
Income tax benefit from stock options
 exercised............................        4,862
Earned portion of restricted stock
 compensation.........................        1,354
                                        ------------
Balance, March 31, 1996...............   $  383,708
                                        ------------
                                        ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED MARCH 31,
                                                                              ----------------------------------------
                                                                                  1994          1995          1996
                                                                              ------------  ------------  ------------

                                                                                           (IN THOUSANDS)
Cash flows from operating activities:

  Net earnings..............................................................  $     56,489  $     77,517  $    105,571
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Acquired research and development costs.................................        32,038        29,260        23,589
    Depreciation and amortization...........................................        14,404        18,791        28,354
    Change in allowance for doubtful accounts...............................           377          (523)          426
    Deferred income tax provision (benefit).................................        (3,548)          150         7,392
    Earned portion of restricted stock compensation.........................         2,132         2,992         1,354
    Changes in operating assets and liabilities:
      Increase in accounts receivable.......................................        (8,794)      (10,414)      (14,258)
      Increase in interest and other receivables............................          (708)       (2,162)       (2,080)
      Increase in prepaid expenses and other................................          (337)       (3,744)         (484)
      (Increase) decrease in deferred charges and other assets..............           139          (749)       (3,680)
      Increase (decrease) in trade accounts payable.........................         2,042         3,718        (3,306)
      Increase (decrease) in accrued commissions payable....................           405          (789)        3,236
      Increase (decrease) in accrued liabilities and other..................          (422)        2,850         6,138
      Increase (decrease) in taxes payable..................................         2,256          (563)       13,168
      Increase in current and long-term deferred revenue and other..........        22,299        26,876           774
                                                                              ------------  ------------  ------------
        Total adjustments...................................................        62,283        65,693        60,623
                                                                              ------------  ------------  ------------
          Net cash provided by operating activities.........................       118,772       143,210       166,194
                                                                              ------------  ------------  ------------
                                                                              ------------  ------------  ------------
Cash flows from investing activities:
  Cash paid for technology acquisitions.....................................  $    (23,691) $    (22,055) $    (18,510)
  Purchases of marketable securities........................................      (111,330)     (101,060)     (101,050)
  Maturities of marketable securities.......................................       112,733        47,830        64,897
  Proceeds from sales of fixed assets.......................................       --              1,004         1,072
  Capital expenditures......................................................       (38,124)      (20,150)      (21,586)
  Capitalization of software development costs..............................        (4,771)       (6,883)      (19,309)
  Purchased software and related assets.....................................          (746)      --             (2,911)
  Decrease in long-term financed receivables................................       --            --              3,901
                                                                              ------------  ------------  ------------
    Net cash used in investing activities...................................       (65,929)     (101,314)      (93,496)
Cash flows from financing activities:
  Treasury stock purchased..................................................       (28,491)      (44,182)      (64,816)
  Stock options exercised...................................................         2,703         2,674         9,526
  Income tax benefit from stock options exercised...........................         2,655           663         4,862
  Payments on note payable with bank........................................       (36,000)      --            --
                                                                              ------------  ------------  ------------
    Net cash used in financing activities...................................       (59,133)      (40,845)      (50,428)
                                                                              ------------  ------------  ------------
Effect of translation exchange rate changes on cash.........................          (693)          629           364
                                                                              ------------  ------------  ------------
  Net change in cash and cash equivalents...................................        (6,983)        1,680        22,634
Cash and cash equivalents at beginning of year..............................        44,797        37,814        39,494
                                                                              ------------  ------------  ------------
Cash and cash equivalents at end of year....................................  $     37,814  $     39,494  $     62,128
                                                                              ------------  ------------  ------------
Supplemental disclosures of cash flow information --
  Cash paid during the year for:
  Income taxes..............................................................  $     31,409  $     40,236  $     30,102
Value of treasury stock issued for technology acquired......................       --            --             20,611
                                                                              ------------  ------------  ------------
                                                                              ------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  NATURE OF OPERATIONS

    BMC Software, Inc. and its wholly-owned subsidiaries (collectively, the Company or BMC) is a worldwide developer and vendor of software solutions for automating application and data management across host-based and open systems environments. The Company sells and supports its products primarily through its sales offices around the world, as well as through its relationships with independent partners. Numerous factors affect the Company's operating results, including general economic conditions, market acceptance and demand for its products, its ability to develop new products, rapidly changing technologies and increasing competitive pressures. For a discussion of certain of these important factors, see the discussion in Management's Discussion and Analysis of Results of Operations and Financial Condition under the heading "Forward Looking Information and Certain Risks and Uncertainties That Could Affect Future Operating Results."

(B)  USE OF ESTIMATES

    The Company's management makes estimates and assumptions in the preparation of its financial statements in conformity with generally accepted accounting principles. These estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those results implicit in the estimates.

(C)  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

(D)  CASH EQUIVALENTS

    The Company considers investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 1995 and 1996, the Company's cash equivalents were comprised primarily of Eurodollar deposits, commercial paper and repurchase agreements. The Company's cash and cash equivalents are subject to potential credit risk. The Company's cash management and investment policies restrict investments to investment quality, highly liquid securities.

(E)  PROPERTY AND EQUIPMENT

    Owned property and equipment are stated at cost. Property and equipment under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease.

    Depreciation on all property and equipment, with the exception of building and leasehold improvements, is calculated on the straight-line method over the estimated useful lives of the assets which range from three to five years. Depreciation on the building is calculated on the straight-line method over the estimated useful lives of the components of the building (twenty years for the infrastructure and thirty years for the shell). Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the assets which range from two to five years.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    A summary of property and equipment is as follows:

                                                                                       MARCH 31,
                                                                                ------------------------
                                                                                   1995         1996
                                                                                -----------  -----------
                                                                                     (IN THOUSANDS)
Land..........................................................................  $     9,100  $     9,100
Building......................................................................       66,693       67,762
Computer and other equipment..................................................       33,191       45,727
Furniture and fixtures........................................................       10,240       12,361
Transportation equipment......................................................        6,437        7,354
Leasehold improvements........................................................        2,187        2,426
                                                                                -----------  -----------
                                                                                    127,848      144,730
  Less accumulated depreciation and amortization..............................      (26,560)     (36,818)
                                                                                -----------  -----------
Net property and equipment....................................................  $   101,288  $   107,912
                                                                                -----------  -----------
                                                                                -----------  -----------

(F)  SOFTWARE DEVELOPMENT COSTS

    Costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The cost of capitalized software is amortized over the products' estimated useful lives, which is typically five years. During the years ended March 31, 1994, 1995 and 1996, $4,771,000, $6,883,000 and $19,309,000, respectively, of software development costs were capitalized. The increased capitalization in fiscal 1996 is the result of the significant increases in open systems development work in areas where technological feasibility has been achieved. Amortization for the years ended March 31, 1994, 1995 and 1996 was $4,771,000, $5,134,000 and $8,667,000,
respectively. Amortization amounts were reported as cost of maintenance services and product licenses in the accompanying consolidated statements of earnings.

(G)  PURCHASED SOFTWARE AND RELATED ASSETS

    Purchased software and related assets are recorded at cost. Amortization is calculated on the straight-line method over the estimated useful lives of the products, which is typically five years. The portion of a purchase which pertains to research and development is expensed in the period of the acquisition. Amortization for the years ended March 31, 1994, 1995 and 1996 was $2,822,000, $2,644,000 and $5,742,000, respectively. Amortization amounts were reported as cost of maintenance services and product licenses in the accompanying consolidated statements of earnings.

(H)  INCOME TAXES

    Deferred income taxes are recognized for income and expense items that are reported for financial reporting purposes in a different year than for income tax purposes.

    Research and development tax credits are accounted for as a reduction of income tax expense in the year realized.

    The income tax benefit from nonqualified stock options exercised, wherein the fair market value at date of issuance is less than that at date of exercise, is credited to additional paid-in capital.

(I)  FOREIGN CURRENCY TRANSLATION AND RISK MANAGEMENT

    The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. Financial instruments are utilized by the Company to reduce those risks, as explained below. The Company does not hold or issue financial instruments for trading purposes.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company enters into various types of foreign exchange contracts in managing its foreign exchange risk, as indicated in the following table (amounts represent fair values based on dealer quoted prices).

                                                                                        MARCH 31,
                                                                                   --------------------
                                                                                     1995       1996
                                                                                   ---------  ---------
                                                                                      (IN THOUSANDS)
Forwards.........................................................................  $  36,703  $  45,738
Purchase options.................................................................      1,035      1,635

    The Company enters into forward exchange contracts to hedge firm commitments that subject the Company to transaction risk. Specifically, the Company hedges accounts receivable, intercompany transactions, cash balances and certain liabilities denominated in currencies other than the U.S. dollar. The term of the forward contracts is generally 30 days. The currencies hedged include several European currencies, as well as the Japanese yen and Australian dollar. The Company also enters into standard European currency put options to hedge particular anticipated but not yet committed sales transactions. The term of the option contracts is rarely more than one year. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual U.S. dollar net cash inflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates.

    The table below summarizes by region the contractual amounts of the Company's forward exchange and option contracts in U.S. dollars. Foreign currency amounts are translated at rates current at the reporting date. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and the "sell" amounts represent the U.S. dollar equivalent of the Company's right and its commitment to sell foreign currencies.

                                                                               MARCH 31,
                                                              --------------------------------------------
                                                                      1995                   1996
                                                              --------------------  ----------------------

                                                                 BUY       SELL        BUY        SELL
                                                              ---------  ---------  ---------  -----------
                                                                             (IN THOUSANDS)
Europe......................................................  $     706  $  78,619  $  --      $   106,911
Other.......................................................     --          6,944      2,931        1,547
                                                              ---------  ---------  ---------  -----------
                                                              $     706  $  85,563  $   2,931  $   108,458
                                                              ---------  ---------  ---------  -----------
                                                              ---------  ---------  ---------  -----------

    The functional currency for most of the Company's foreign enterprises is the local currency of the foreign enterprise. Financial statements of these foreign operations are translated into U.S. dollars using the current rate method in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation."

    Pursuant to SFAS No. 52, SFAS No. 80 and related literature, hedge accounting is being applied (i.e., instruments are effective as and are designated hedge instruments). Specifically, gains and losses on forward contracts are recognized at each month-end and included in the basis of the transaction underlying the commitment. Gains and premiums associated with purchased put options are deferred until their maturity or until they are exercised or when a hedged transaction is no longer expected to occur. All gains and losses attributable to the Company's current hedging strategy are expected to occur within one year from the reporting date.

    As stated above, the Company designates purchased currency options as hedge instruments. The Company believes that the anticipated but not yet committed sales transactions being hedged are probable and are directly correlated with the hedge instruments. The Company prepares semi-annual

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) sales forecasts. Probability weightings are then applied to the forecasted quarterly sales amounts. Each month, the Company reviews its hedging strategy against updated forecasts in order to ascertain whether the hedge remains highly correlated with expected future sales. In the event the hedge ceases to be effective, any unamortized premium costs or deferred gains are charged or credited to the statement of earnings. As of March 31, 1996, unamortized premium costs totaled $1,554,000 and deferred gains were $81,000.

    The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations, given their high credit ratings.

    During fiscal 1994, 1995 and 1996, general and administrative expenses included net foreign exchange losses of $323,000, $848,000 and $1,725,000, respectively.

(J)  REVENUE RECOGNITION

    The Company licenses its software products under perpetual, annual and monthly licenses. Perpetual licenses include maintenance and enhancements for either a 90 day period or a one year period. For those licenses which provide maintenance and enhancements for a one year period, the portion of the license fee associated with maintenance and enhancements is unbundled and recognized ratably as maintenance revenue. Maintenance contracts are available annually thereafter and are generally based on the value (as defined) of the licensed software products. The Company also generates upgrade revenues as a result of a customer's migration, or a customer's anticipated migration to more powerful CPUs. Revenue from the licensing of software, including upgrade revenue, is recognized when both the Company and the customer are legally obligated under the terms of the respective agreement and the underlying software products (if any in the case of upgrade transactions) have been delivered. Maintenance revenue is recognized ratably over the term of the underlying maintenance agreement.

(K)  EARNINGS PER SHARE

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

(L)  STOCK SPLIT

    On July 16, 1995, the Company declared a two-for-one stock split of its common stock. The stock split was effected in the form of a stock dividend. Stockholders of record at the close of business on August 4, 1995, received one share of common stock for each share held. The payment date for the distribution of shares was August 14, 1995. All stock related data in the consolidated financial statements and related notes reflects the stock split for all periods presented.

(M)  RECLASSIFICATIONS

    Certain amounts previously reported have been reclassified in order to ensure comparability among the years reported.

(N)  LONG-TERM ASSETS

    SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued in 1995. Implementation of SFAS No. 121 is required in the fiscal year commencing April 1, 1996. SFAS No. 121 established accounting standards for the impairment of

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) long-lived assets, certain identifiable intangibles and goodwill relating to those assets to be held and used and for those long-lived assets and certain identifiable assets to be disposed of. SFAS No. 121 is not expected to have a significant impact on the Company's consolidated financial statements.

(2) TECHNOLOGY ACQUISITIONS
    During the third quarter of fiscal 1996, the Company completed the acquisitions of stock and assets (including in-process research and development) of certain technology companies for an aggregate purchase price of $27,789,000, including direct acquisition costs. The Company funded these acquisitions primarily through the re-issuance of its own common stock, and to a lesser extent, with cash. The Company accounted for these transactions using the purchase method and recorded a $22,831,000 charge, net of a $758,000 income tax benefit, for acquired research and development costs during the third quarter. As of March 31, 1996, approximately $2,911,000 of such consideration had not been paid and was included in accrued liabilities.

    During  the fourth  quarter of  fiscal 1995,  the Company  completed various technology acquisitions for an aggregate purchase price of $24,485,000, including warrants to purchase 1,600,000 shares of the Company's stock at an exercise price of $30 per share and direct acquisition costs. These acquisitions were funded primarily through the issuance of the Company's common stock and cash. These acquisitions were recorded using the purchase method. During fiscal 1996, approximately $4,590,000 of the aggregate purchase price related to these acquisitions was paid.

    On March 31, 1995, the Company purchased, for $10,000,000, an option to acquire DataTools, Inc. (DataTools), a developer of data management and recovery software products for the open systems market. The purchase option allows the Company an exclusive right to purchase for either, $15,000,000 in cash or approximately 660,000 shares of BMC Common Stock (the choice of consideration belongs to DataTools). This purchase option can be exercised from March 31, 1996 through March 31, 1998. In connection with this transaction, the Company entered into an exclusive right to distribute, sell, and maintain all software products owned, purchased, or developed by DataTools. If the Company elects not to exercise its purchase option, the royalty commission percentage associated with the distribution agreement would be retroactively increased from 50% of license revenue up to a maximum of 85% for calendar years 1995, 1996 and 1997.

    As a result of the various technology acquisitions and the purchase option transactions completed in fiscal 1995 (discussed in the two proceeding paragraphs), the Company recorded a $25,701,000 charge, net of a $3,559,000 income tax benefit, for acquired research and development costs.

    On January 17, 1994 the Company completed the acquisition of all the stock of Patrol Software, Inc. and Patrol Software Pty, Ltd. (collectively Patrol Software) for approximately $36,412,000, including direct acquisition and integration costs. The purchase price comprised of $32,012,000 in cash, and options, valued at $4,400,000 (see Note 7). Approximately $5,410,000 of the purchase price was paid in fiscal year 1995. The acquisition was accounted for under the purchase method and, accordingly, the operating results of Patrol Software have been included in the consolidated operating results since the date of acquisition. In applying the purchase method, the Company recorded a software asset of $4,900,000, and recorded a $28,398,000 charge, net of a $3,640,000 income tax benefit, for acquired research and development costs. Patrol Software is a developer of software products that provide centralized management and control of complex open systems environments.

(3) FINANCIAL INSTRUMENTS
    Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. The Company has the ability and intent to hold most of its investment securities to maturity and thus has classified

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(3) FINANCIAL INSTRUMENTS (CONTINUED)
these securities as "held to maturity" pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities have been recorded at amortized cost in the Company's balance sheets. On December 15, 1995, the Company reclassified $26,221,000 of its investment securities to "available for sale". This reclassification was a result of the one-time opportunity to reclassify investment securities allowed under the SFAS No. 115 Special Report issued in November 1995. As a result of this reclassification, the Company recorded an unrealized gain of $227,000 on December 15, 1995. Securities classified as "available for sale" are recorded at fair value. The resulting net unrealized gains or losses are recorded as an increase or decrease to stockholders' equity. The Company holds no securities classified as "trading securities". Gains and losses, realized and unrealized, are calculated using the specific identification method. The table below summarizes the Company's total investment securities portfolio as of March 31, 1995 and 1996.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                          HELD TO MATURITY SECURITIES

                                                                                 GROSS        GROSS
                                                                              UNREALIZED   UNREALIZED    AMORTIZED
                                                                 FAIR VALUE      GAIN         LOSS         COST
                                                                 -----------  -----------  -----------  -----------
                                                                                   (IN THOUSANDS)
1995
MATURITIES WITHIN 1 YEAR
  Municipal Securities.........................................  $    32,583   $      29    $     (98)  $    32,652
  Preferred Stock..............................................       19,050      --           --            19,050
  Corporate Notes, Bonds and other.............................        2,572      --              (56)        2,628
                                                                 -----------  -----------  -----------  -----------
Total maturities within 1 year.................................  $    54,205   $      29    $    (154)  $    54,330
                                                                 -----------  -----------  -----------  -----------
                                                                 -----------  -----------  -----------  -----------
MATURITIES FROM 1-5 YEARS
  Municipal Securities.........................................  $   121,586   $     277    $    (903)  $   122,212
  Corporate Notes and Bonds....................................       47,574         255         (403)       47,722
  Preferred Stock..............................................        8,900      --           --             8,900
  Mutual Funds and Equity Securities...........................        1,175      --           --             1,175
                                                                 -----------  -----------  -----------  -----------
Total maturities from 1-5 years................................  $   179,235   $     532    $  (1,306)  $   180,009
                                                                 -----------  -----------  -----------  -----------
                                                                 -----------  -----------  -----------  -----------
1996
MATURITIES WITHIN 1 YEAR
  Municipal Securities.........................................  $    28,634   $      94    $     (17)  $    28,557
  Preferred Stock..............................................        8,900      --           --             8,900
  Corporate Bonds..............................................       16,021          26           (8)       16,003
  Euro Bonds and other.........................................        6,103           7          (10)        6,106
                                                                 -----------  -----------  -----------  -----------
Total maturities within 1 year                                   $    59,658   $     127    $     (35)  $    59,566
                                                                 -----------  -----------  -----------  -----------
                                                                 -----------  -----------  -----------  -----------
MATURITIES FROM 1-5 YEARS
  Municipal Securities.........................................  $   151,795   $   1,222    $    (581)  $   151,154
  Corporate Bonds..............................................       25,923         543       --            25,380
  Euro Bonds and other.........................................        6,281         222       --             6,059
                                                                 -----------  -----------  -----------  -----------
Total maturities from 1-5 years................................  $   183,999   $   1,987    $    (581)  $   182,593
                                                                 -----------  -----------  -----------  -----------
                                                                 -----------  -----------  -----------  -----------

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(3) FINANCIAL INSTRUMENTS (CONTINUED)

                                           AVAILABLE FOR SALE SECURITIES

                                                                                 GROSS        GROSS
                                                                  AMORTIZED   UNREALIZED   UNREALIZED
                                                                    COST         GAIN         LOSS      FAIR VALUE
                                                                 -----------  -----------  -----------  -----------
                                                                                   (IN THOUSANDS)
1996
MATURITIES WITHIN 1 YEAR
  Municipal Securities.........................................  $     8,438   $      26    $  --       $     8,464
                                                                 -----------  -----------  -----------  -----------
Total maturities within 1 year.................................  $     8,438   $      26    $  --       $     8,464
                                                                 -----------  -----------  -----------  -----------
                                                                 -----------  -----------  -----------  -----------
MATURITIES FROM 1-5 YEARS
  Municipal Securities.........................................  $    35,772   $     195    $    (139)  $    35,828
  Other........................................................        3,453      --           --             3,453
                                                                 -----------  -----------  -----------  -----------
Total maturities from 1-5 years................................  $    39,225   $     195    $    (139)  $    39,281
                                                                 -----------  -----------  -----------  -----------
                                                                 -----------  -----------  -----------  -----------

(4) TRADE FINANCE RECEIVABLES
    Trade finance receivables arise in the ordinary course of business and are the result of the Company's decision to hold low risk customer obligations at interest rates that are attractive to the Company. Customers that finance their software purchases typically do so for internal budget and cash flow management purposes. The terms of these financings range from six months to five years. Interest rates attached to these financings vary depending on several factors including terms, financial market conditions and credit worthiness of the customer. In each case involving a Company-financed software acquisition, the customer must meet various financial and other criteria established by the Company.

    Many of the Company's customers choose to finance their BMC transactions through unrelated, third-party financial institutions. In such cases, the financial institutions bear all the credit risk. In the event of a product performance issue, however, the Company, as in the case of non-financed license transactions, would be responsible for resolving the issue. If it were unable to do so, the Company would most likely provide additional products to the customer or provide a credit or refund. To date, these occurrences have been minimal. As of March 31, 1996, amounts owed to third-party financial institutions as a result of customer transactions with BMC approximated $39,664,000.

(5) COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES
    The components of cost of maintenance services and product licenses for the years ended March 31, 1994, 1995 and 1996 are as follows:

                                                               1994       1995       1996
                                                             ---------  ---------  ---------
                                                                     (IN THOUSANDS)
Cost of maintenance services...............................  $  20,623  $  24,182  $  27,185
Amortization of software development costs.................      4,771      5,134      8,667
Amortization of purchased software.........................      2,822      2,644      5,742
Royalties..................................................     --         --          3,260
                                                             ---------  ---------  ---------
                                                             $  28,216  $  31,960  $  44,854
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(6) INCOME TAXES
    The provision (benefit) for income taxes for the years ended March 31, 1994, 1995 and 1996 consisted of the following:

                                                               1994       1995       1996
                                                             ---------  ---------  ---------
                                                                     (IN THOUSANDS)
Current
  Federal..................................................  $  31,926  $  37,480  $  40,804
  Foreign..................................................      5,745      5,185      9,268
                                                             ---------  ---------  ---------
    Total current..........................................     37,671     42,665     50,072
                                                             ---------  ---------  ---------
Deferred
  Federal..................................................     (3,548)        (4)     7,392
  Foreign..................................................     --            154     --
                                                             ---------  ---------  ---------
    Total deferred.........................................     (3,548)       150      7,392
                                                             ---------  ---------  ---------
                                                             $  34,123  $  42,815  $  57,464
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    The foreign provision for income taxes is based on foreign pretax earnings of $18,645,000 for fiscal 1994, $29,290,000 for fiscal 1995 and $46,474,000 for fiscal 1996.

    The income tax expense of $34,123,000 for fiscal 1994, $42,815,000 for fiscal 1995 and $57,464,000 for fiscal 1996 differs from the amount computed by applying the statutory federal income tax rate of 35% to consolidated earnings before income taxes as follows:

                                                               1994       1995       1996
                                                             ---------  ---------  ---------
                                                                     (IN THOUSANDS)
Expense computed at statutory rate.........................  $  31,714  $  42,116  $  57,062
Increase (reduction) resulting from:
  Foreign tax effect, net..................................     (1,187)    (4,701)    (4,339)
  Tax benefit from foreign sales corporation...............       (294)      (176)      (777)
  Income not subject to tax................................     (2,326)    (2,511)    (2,908)
  Other....................................................     (1,344)     2,529      2,403
                                                             ---------  ---------  ---------
    Subtotal...............................................     26,563     37,257     51,441
Non-deductible charge for acquired research and
 development...............................................      7,560      5,558      6,023
                                                             ---------  ---------  ---------
                                                             $  34,123  $  42,815  $  57,464
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    Aggregate unremitted earnings of foreign subsidiaries for which U.S. Federal income taxes have not been provided, totaled approximately $47,468,000 at March 31, 1996. Deferred income taxes have not been provided on these earnings because the Company considers them to be indefinitely reinvested.

    The Company adopted SFAS No. 109, "Accounting for Income Taxes," as of April 1, 1993. For fiscal years prior to 1994, the Company accounted for income taxes under the provisions of APB 11. Adoption of SFAS No. 109 was immaterial to the consolidated financial statements and no cumulative adjustment was required. Deferred income taxes for 1996 reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(6) INCOME TAXES (CONTINUED)
    The tax effects of the temporary differences that give rise to the significant portions of the deferred tax assets and liabilities as of March 31, 1995 and March 31, 1996 are presented as follows:

                                                                          1995        1996
                                                                       ----------  ----------
                                                                           (IN THOUSANDS)
DEFERRED TAX ASSETS
  Deferred revenue...................................................  $   21,425  $   24,681
  Accruals not currently deductible..................................       1,097          76
  Acquired research and development..................................       3,328       3,696
  Other..............................................................          70         221
                                                                       ----------  ----------
Total deferred tax asset.............................................      25,920      28,674
DEFERRED TAX LIABILITIES
  Software capitalization, net.......................................      (5,775)     (9,044)
  Stock compensation plans...........................................      (3,731)     (7,075)
  Book/tax difference on assets......................................      (2,475)     (3,243)
  Other..............................................................      (1,677)     (4,442)
                                                                       ----------  ----------
Total deferred tax liability.........................................     (13,658)    (23,804)
                                                                       ----------  ----------
Net deferred tax asset...............................................  $   12,262  $    4,870
                                                                       ----------  ----------
                                                                       ----------  ----------

(7) STOCK INCENTIVE PLANS
    In 1986, the Company adopted the BMC Software, Inc. 1986 Stock Option Plan. This plan provides for the grant of options to purchase up to 5,625,000 shares of the Company's common stock to employees of the Company upon terms and conditions determined by the Compensation Committee of the Board of Directors (the Compensation Committee), which administers the plan. This plan terminates in September 1996.

    In 1988, the Company adopted the BMC Software, Inc. 1988 Stock Option Plan. This plan provides for the grant of options to purchase up to 2,835,000 shares of the Company's common stock to employees of the Company upon terms and conditions determined by the Compensation Committee. This plan terminates in the year 1998.

    In 1989, the Company adopted the BMC Software, Inc. 1989 Stock Plan, which provides for the issuance of stock options and shares of restricted stock. A total of 2,100,000 shares may be issued under the 1989 Stock Plan to employees as determined by the Compensation Committee. This plan terminates in the year 1999.

    In 1990, the Company adopted the BMC Software, Inc. 1990 Nonemployee Director Stock Option Plan, which provides for automatic grants of stock options to the Company's outside directors. Under the plan, a new director receives an option to purchase 40,000 shares of common stock when first elected to the Board and options to purchase an additional 10,000 shares on each of his or her third and fifth anniversaries as a director. A maximum of 300,000 shares are issuable under the plan. The plan was terminated in 1994, when it was replaced by the 1994 Nonemployee Director Stock Option Plan discussed below.

    In 1990, the Company also adopted the BMC Software, Inc. 1990 Stock and Incentive Plan, which provides for grants of options, restricted stock and other incentive stock and performance based awards. A maximum of 3,000,000 shares are issuable under the plan, and the maximum number of shares issuable under awards granted in a single year is 600,000. The plan is administered by the Compensation Committee and has a term of five years. The plan was terminated in October 1995.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(7) STOCK INCENTIVE PLANS (CONTINUED)
    In 1994, the Company adopted the BMC Software, Inc. 1994 Employee Incentive Plan and the BMC Software, Inc. 1994 Nonemployee Director Stock Option Plan. The 1994 Employee Incentive Plan provides for the issuance of stock options and shares of restricted stock. A total of 6,000,000 shares may be issued under the 1994 Employee Incentive Plan to employees of the Company upon terms and conditions determined by the Compensation Committee. This plan will terminate in the year 2004. The 1994 Nonemployee Director Stock Option Plan is a formula plan that provides for automatic grants of stock options to the Company's outside directors. Under the plan, any director first elected following the August 29, 1994 effective date of such plan receives options to acquire 40,000 shares of common stock when elected. Directors receive an annual grant of 10,000 shares each on the date of his or her re-election to the board. The plan supercedes the 1990 Nonemployee Director Stock Option Plan. A total of 400,000 shares may be issued under the plan, which terminates in the year 2004.

    Under all seven plans, all options have been granted at fair market value as of the date of grant and have a ten year term. All options granted under the seven plans vest over terms ranging from four years to five years.

    The following is a summary of the stock option activity for the years ended March 31, 1994, 1995 and 1996:

                                                              1994            1995            1996
                                                         --------------  --------------  ---------------
Options outstanding at beginning of year...............       2,163,562       2,411,578        6,216,626
Options granted........................................         671,256       4,934,400        1,034,250
Options exercised......................................        (341,594)       (241,872)        (631,947)
Options forfeited/cancelled............................         (81,646)       (887,480)        (110,605)
                                                         --------------  --------------  ---------------
Options outstanding at end of year.....................       2,411,578       6,216,626        6,508,324
                                                         --------------  --------------  ---------------
Option price range per share...........................  $   0.33-33.44  $   0.33-33.44  $   0.33-43.375
                                                         --------------  --------------  ---------------
Options exercisable....................................       1,263,804       1,024,640        1,284,837
                                                         --------------  --------------  ---------------

    Included in options granted during 1994 are options to acquire 180,456 shares of common stock issued in connection with the Company's acquisition of Patrol Software. These options have exercise prices ranging from $0.75 to $7.51 per share and have a ten year term. These options, which are fully vested, were valued at $4,400,000 on the date of grant.

    In October 1990, the Company granted shares of restricted stock to certain executive officers pursuant to the 1989 Stock Plan. These shares were subject to transfer restrictions that lapsed in prescribed increments when the Company achieved certain objectives for earnings per share growth in fiscal 1993, 1994 and 1995. The Company has also made restricted stock grants to certain executive officers in connection with their recruitment to the Company pursuant to the 1990 Stock and Incentive Plan on terms similar to the other grants. Shares under the 1990 Stock and Incentive Plan are subject to transfer restrictions that will lapse in various prescribed increments when the Company achieves certain objectives for earnings per share in fiscal 1994 through fiscal 1998 or, alternatively, ten years after the grant date if the grantee is still an employee of the Company. The Company achieved the objectives in fiscal 1990 through fiscal 1996.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(7) STOCK INCENTIVE PLANS (CONTINUED)
    The following is a summary of the restricted stock share activity for the years ended March 31, 1994, 1995 and 1996:

                                                                                  1994        1995       1996
                                                                               ----------  ----------  ---------
Shares granted and unearned at beginning of year.............................     475,600     356,000    130,000
Shares granted...............................................................     130,000      90,000      1,698
Shares earned................................................................    (169,600)   (272,250)   (50,000)
Shares forfeited.............................................................     (80,000)    (43,750)    --
                                                                               ----------  ----------  ---------
Shares unearned at end of year...............................................     356,000     130,000     81,698
                                                                               ----------  ----------  ---------

    In October of 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation". Implementation is required in the fiscal year commencing April 1, 1996. SFAS No. 123 allows the Company to adopt one of two methods for accounting for stock options. The Company currently intends to adopt the method that approximates its current accounting treatment. SFAS No. 123 will require the Company to disclose, in fiscal 1997, the effect of adopting the alternative method, which would generally require the Company to record compensation expense equal to the valuation of stock options on the grant date.

(8) RETIREMENT PLAN
    The Company maintains a salary reduction profit sharing plan or 401(k) plan (the Plan) available to all domestic employees. The Plan is based on a calendar year end and allows employees to contribute up to 15% of their annual compensation with a maximum contribution of $8,994 in calendar year 1993 and $9,240 in calendar years 1994 and 1995. In each of the calendar years 1993, 1994 and 1995, the Board of Directors authorized contributions to the Plan that would match the employee's contribution up to a maximum of $5,000. The costs of these contributions to the Company amounted to $2,480,000, $2,769,000 and $3,658,000 for the fiscal years ended March 31, 1994, 1995 and 1996, respectively. The Company contributions vest to the employees in increments of 20% per year beginning with the third year of employment and ending with the seventh.

(9) COMMITMENTS
    The Company has several noncancelable operating leases for office space and computer equipment that expire through 2001 and thereafter, and provide for various renewal options. Rent expenses for office space is recognized equally over the lease term. Total rent expense incurred during the years ended March 31, 1994, 1995 and 1996 was approximately $16,443,000, $16,595,000 and
$13,715,000, respectively.

    Future minimum lease payments under noncancelable operating leases as of March 31, 1996 are:

                                                                        YEARS ENDING MARCH 31,
                                                                        ----------------------
                                                                            (IN THOUSANDS)
1997..................................................................        $    8,211
1998..................................................................             7,541
1999..................................................................             5,150
2000..................................................................             1,317
2001..................................................................               963
Thereafter............................................................                93
                                                                                --------
  Total minimum lease payments........................................        $   23,275
                                                                                --------

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(10) FOREIGN OPERATIONS
    The following table summarizes selected financial information of the Company's operations by geographic location:

                                                                                     YEARS ENDED MARCH 31,
                                                                             -------------------------------------
                                                                                1994         1995         1996
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
REVENUES
  North America............................................................  $   176,936  $   209,504  $   253,593
  Europe...................................................................       92,464      113,760      143,630
  Other....................................................................       19,100       21,736       31,627
                                                                             -----------  -----------  -----------
    Consolidated...........................................................  $   288,500  $   345,000  $   428,850
                                                                             -----------  -----------  -----------
OPERATING PROFITS**
  North America............................................................  $    11,036  $    28,008  $    49,310
  Europe...................................................................       61,432       74,974       84,802
  Other....................................................................        7,436        5,646       13,477
                                                                             -----------  -----------  -----------
    Consolidated...........................................................  $    79,904* $   108,628* $   147,589*
                                                                             -----------  -----------  -----------
IDENTIFIABLE ASSETS
  North America............................................................  $   338,282  $   391,026  $   462,946
  Europe...................................................................       65,433       88,257      120,319
  Other....................................................................       13,812       23,366       24,953
                                                                             -----------  -----------  -----------
    Consolidated...........................................................  $   417,527  $   502,649  $   608,218
                                                                             -----------  -----------  -----------

- ------------------------
* Net of acquired research and development costs, which for all locations totaled $32,038,000, $29,260,000 and $23,589,000 in fiscal 1994, 1995 and
    1996, respectively.

** Substantially all of the Company's product research and development is conducted in North America which has the effect of reducing the reported North American operating profits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLUSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the Company's directors and executive officers is included in the Company's definitive Proxy Statement in connection with its 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 1996, under the captions "ELECTION OF DIRECTORS -- Nominees" and "OTHER INFORMATION -- Directors and Executive Officers" and is incorporated herein by reference in response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

    Information relating to executive compensation is set forth in the 1996 Proxy Statement under the captions "ELECTION OF DIRECTORS -- Compensation of Directors" and "EXECUTIVE COMPENSATION" and is incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to ownership of Registrant's Common Stock by management and certain other beneficial owners is set forth in the 1996 Proxy Statement under the caption "OTHER INFORMATION -- Certain Stockholders" and is incorporated herein by reference in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to certain relationships and related transactions is set forth in the 1996 Proxy Statement under the caption "OTHER INFORMATION -- Related Transactions" and is incorporated herein by reference in response to this Item 13.

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

    EXHIBIT
     NUMBER
- ----------------
     4.2          -- Rights Agreement, dated as  of May 8, 1995, between  the Company and The First  National
                     Bank  of Boston, as Rights Agent, specifying the terms of the Rights, which includes the form of Certificate of Designation of  Series A Junior Participating Preferred Stock  as
                     Exhibit  A, the form of  Right Certificate as Exhibit  B and the form  of the Summary of
                     Rights as  Exhibit  C  (incorporated by  reference  to  Exhibit 1  to  the  registrant's
                     Registration Statement on Form 8-A dated May 10, 1995).
    10.1 (a)      --  Form of BMC Software,  Inc. 1994 Employee Incentive  Plan; incorporated by reference to
                     Exhibit 10.7(a) to the Company's  Annual Report on Form 10-K  for the fiscal year  ended
                     March 31, 1995 (the "1995 10-K").
    10.1 (b)      -- Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive
                     Plan; incorporated by reference to Exhibit 10.7(b) to the 1995 10-K.
    10.2 (a)      --  Form of BMC Software, Inc. 1994 Non-employee Directors' Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to the 1995 10-K.
    10.2 (b)      -- Form  of Stock  Option Agreement  employed  under BMC  Software, Inc.  1994  Nonemployee
                     Directors'  Stock Option Plan; incorporated by reference  to Exhibit 10.8(b) to the 1995
                     10-K.
    10.3          -- Description of BMC Software, Inc. Executive Officer Annual Incentive Plan;  incorporated by  reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
    10.4 (a)      -- License  Agreement with  International Business  Machines Corporation;  incorporated  by reference to Exhibit 10.12 to the S-1 Registration Statement.
    10.4 (b)      --  License Agreements for Use and Marketing of  Program Materials dated May 13, 1986, with
                     International Business Machines Corporation; incorporated by reference to Exhibit  10.13 to the S-1 Registration Statement.
    10.4 (c)      --  Customer Agreement  with International  Business Machines  Corporation dated  April 10,
                     1991; incorporated by reference to Exhibit 10.15 to the Company's Annual Report on  Form
                     10-K for the fiscal year ended March 31, 1992 (the "1992 10-K").
    10.5          --  Form of  Indemnification Agreement  among the Company  and its  directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.
   *22.1          -- Subsidiaries of the Company.
   *24.1          -- Consent of Arthur Andersen LLP, independent certified public accountants.
   *27            -- Financial Data Schedule

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 27, 1996.

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

        /s/ JOHN W. BARTER
- -----------------------------------  Director
          John W. Barter

        /s/ B. GARLAND CUPP
- -----------------------------------  Director
          B. Garland Cupp
                                                                June 27, 1996

       /s/ MELDON K. GAFNER
- -----------------------------------  Director
         Meldon K. Gafner

          /s/ L. W. GRAY
- -----------------------------------  Director
            L. W. Gray

       /s/ GEORGE F. RAYMOND
- -----------------------------------  Director
         George F. Raymond

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    In connection with our audits of the consolidated financial statements of BMC Software, Inc. and subsidiaries as of March 31, 1995 and 1996 and for each of the three years in the period ended March 31, 1996, we have also audited the data contained in Schedule II. Our audits of the consolidated financial statements were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This Schedule is the responsibility of management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This Schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
April 23, 1996

                                                                     SCHEDULE II

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                               VALUATION ACCOUNT
                   YEARS ENDED MARCH 31, 1994, 1995 AND 1996

                                                                     ADDITIONS
                                                             --------------------------
                                               BALANCE AT       CHARGED     CHARGED TO
                                              BEGINNING OF   (CREDITED) TO     OTHER                    BALANCE AT
  YEAR                DESCRIPTION                 YEAR         EXPENSES      ACCOUNTS     DEDUCTION     END OF YEAR
- ---------  ---------------------------------  -------------  -------------  -----------  ------------  -------------
1994       Allowance for doubtful
           accounts.........................  $   1,856,839  $   1,221,553   $  --       $   (843,929) $   2,234,463
1995       Allowance for doubtful
           accounts.........................      2,234,463       (723,279)     --            --           1,511,184
1996       Allowance for doubtful
           accounts.........................      1,511,184        776,575      --           (354,440)     1,933,319