Form 10-Q
period 1996-06-30
BMC SOFTWARE INC
filed 1996-08-14
CIK 835729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended June 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------

     Commission file number 0-17136



                               BMC SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


                    Delaware                               74-2126120
        (State or other jurisdiction of        (IRS Employer identification No.)
        incorporation or organization)




              BMC Software, Inc.
           2101 CityWest Boulevard
                Houston, Texas                                 77042
    (Address of principal executive officer)                 (Zip Code)

Registrant's telephone number including area code: (713)918-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   ----      ----

As of August 7, 1996, there were outstanding 50,241,321 shares of Common Stock, par value $.01, of the registrant.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                          Quarter Ended June 30, 1996


                                      INDEX

                                                                 PAGE
                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                     3

          Condensed Consolidated Balance Sheets
          June 30, 1996 (Unaudited) and March 31, 1996             3

          Condensed Consolidated Statements of Earnings
          Three months ended June 30, 1996 and 1995
          (Unaudited)                                              5


          Condensed Consolidated Statements of Cash Flows
          Three months ended June 30, 1996 and 1995
          (Unaudited)                                              6

          Notes to Condensed Consolidated Financial
          Statements                                               7

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition                    8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                        18

          SIGNATURES                                              19

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                        BMC SOFTWARE, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands)



                                                  June 30,     March 31,
                                                    1996         1996
                ASSETS                          -----------    ---------
                                                (Unaudited)

Current assets:

     Cash and cash equivalents                  $  37,615     $  62,128

     Securities available for sale                  7,288         8,464

     Securities held to maturity                   44,898        59,566


     Trade accounts receivable, net                84,930        79,299

     Interest and other accounts receivable         9,448         7,723

     Prepaid expenses and other                     7,685         5,922

     Deferred income and other taxes                4,852         4,870
                                                 --------      --------

          Total current assets                    196,716       227,972
                                                 --------      --------

Property and equipment, net                       109,117       107,912

Software development costs, net                    28,558        25,840

Purchased software, net                            14,327        13,400

Securities available for sale                      37,891        39,281

Securities held to maturity                       215,662       182,593

Trade finance receivables, long-term               34,268         4,146

Deferred charges and other assets                   8,106         7,074
                                                 --------      --------

                                                $ 644,645     $ 608,218
                                                 --------      --------
                                                 --------      --------



  See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                   (continued)


                                                        June 30,      March 31,
                                                          1996          1996
                                                          ----          ----
                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                              $   7,665     $   8,417
   Accrued liabilities                                    31,555        52,544
   Taxes payable                                          11,823        16,595
   Current portion of deferred revenue                   113,072       106,641
                                                       ---------     ---------

       Total current liabilities                         164,115       184,197
                                                       ---------     ---------

Deferred revenue and other                                64,814        40,313
                                                       ---------     ---------

       Total liabilities                                 228,929       224,510
                                                       ---------     ---------

Stockholders' equity:
   Preferred stock, $.01 par value,
      1,000,000 shares authorized, none
      issued and outstanding                               --              --
   Common stock, $.01 par value, 90,000,000
     shares authorized, 52,520,000 shares issued             525           525
   Additional paid-in capital                             67,940        67,888
   Retained earnings                                     428,947       401,775
   Foreign currency translation adjustment                    11            82
   Unrealized gain (loss) on securities available
    for sale                                                (121)           82
                                                       ---------     ---------
                                                         497,302       470,352

   Less treasury stock (2,319,796 and 2,547,000
    shares, respectively)                                 79,342        84,480

   Less unearned portion of restricted
      stock compensation                                   2,244         2,164
                                                       ---------     ---------

           Total stockholders' equity                    415,716       383,708
                                                       ---------     ---------
                                                       $ 644,645      $608,218
                                                       ---------     ---------
                                                       ---------     ---------


See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                 Three Months Ended
                                                      June 30,
                                           1996                      1995
                                           ----                      ----
Revenues:
   Licenses                              $ 82,630                $  54,796
   Maintenance                             43,420                   38,504
                                         --------                ---------

       Total revenues                     126,050                   93,300
                                         --------                ---------

Operating expenses:
   Selling and marketing                   37,526                   24,572
   Research and development                17,859                   14,106
   Cost of maintenance services
     and product licenses                  14,014                   10,271
   General and administrative              10,595                    7,938

   Acquired research and
     development costs                     11,259                      ---
                                         --------                ---------

       Total operating expenses            91,253                   56,887
                                         --------                ---------

              Operating income             34,797                   36,413

Other income                                4,294                    3,683
                                         --------                ---------

Earnings before taxes                      39,091                   40,096

Income taxes                               11,919                   12,630
                                         --------                ---------

Net earnings                             $ 27,172                 $ 27,466
                                         --------                ---------
                                         --------                ---------

Earnings per share                       $   0.51                $    0.53
                                         --------                ---------
                                         --------                ---------

Shares used in computing
  earnings per share                       53,119                   51,832
                                         --------                ---------
                                         --------                ---------



See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 June 30,
                                                            1996         1995
                                                            ----         ----

Cash flows from operating activities:
     Net earnings                                         $ 27,172     $ 27,466
     Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
         Acquired research and development costs            11,259         --
          Depreciation and amortization                      8,582        6,572
          Net change in receivables,
            payables and other items                        13,874      (11,308)
                                                          --------      --------
               Total adjustments                            33,715       (4,736)
                                                          --------      --------
                 Net cash provided by operating activities  60,887       22,730
                                                          --------      --------
Cash flows from investing activities:
     Technology acquisitions                               (13,580)         --
     Purchased software and related assets                    (190)         --
     Capital expenditures                                   (5,269)      (3,594)
     Capitalization of software development costs           (5,910)      (4,177)
     Purchases of securities held to maturity              (60,783)     (31,241)
     Proceeds from securities held to maturity              25,415        1,227
     (Increase) decrease in long-term finance receivables  (30,122)       1,285
                                                          --------      --------
                 Net cash used in investing activities     (90,439)     (36,500)
                                                          --------      --------
Cash flows from financing activities:
     Earned portion of restricted
          stock compensation                                   342          337
     Income tax reduction relating
          to stock options                                    --            660
     Stock options exercised and other                       5,648        1,148
     Treasury stock acquired                                  (880)      (5,862)
                                                          --------      --------
                 Net cash used in financing activities       5,110       (3,717)
                                                          --------      --------

Effect of exchange rate changes on cash                        (71)        (117)
                                                          --------      --------

Net change in cash and cash equivalents                    (24,513)     (17,604)

Cash and cash equivalents at beginning of period            62,128       39,494
                                                          --------      --------
Cash and cash equivalents at end of period                $ 37,615     $ 21,890
                                                          --------      --------
                                                          --------      --------

Supplemental disclosure of cash
  flow information:
          Cash paid for Income taxes                       $16,433     $  2,200
          Future cash payments for technology acquired       2,281          --




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

     These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended March 31, 1996, as filed with the Securities and Exchange Commission on Form 10-K.

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

Note 3 - Technology Acquisitions

     The Company completed the acquisitions of assets of certain technology companies for an aggregate purchase price of approximately $13 million, including direct acquisition costs. The Company accounted for these transactions using the purchase method of accounting. During the quarter, the Company recorded an $11,259,000 charge ($7,318,000 net of income tax benefits), for acquired research and development costs.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     This discussion comprises historical information for the periods covered, followed by certain forward looking information and information about certain risks and uncertainties that could affect the Company's future operating results. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the audited financial statements and notes thereto, and the Management's Discussion and Analysis of Results of Operation and Financial Condition, contained in the Company's Form 10-K for fiscal 1996.

A.   HISTORICAL INFORMATION

          RESULTS OF OPERATION

     The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Earnings bear to total revenues. The year to year comparisons of financial results are not necessarily indicative of future results.

                                             Percentage of Total Revenues
                                             ----------------------------
                                                  Three Months Ended
                                                      June 30,
                                                  1996           1995
                                                  ----           ----

Revenues:
  License                                         65.6%          58.7%
  Maintenance                                     34.4           41.3
                                                 -----          -----
    Total revenues                               100.0          100.0

Operating expenses:
  Selling and marketing                           29.8           26.4
  Research and development                        14.2           15.1
  Cost of maintenance services
     and product licenses                         11.1           11.0
  General and administrative                       8.4            8.5
  Acquired research and development costs          8.9            --
                                                 -----          -----

Operating income                                  27.6           39.0

Other income                                       3.4            3.9
                                                 -----          -----
Earnings before taxes                             31.0           42.9

Income taxes                                       9.5           13.5
                                                 -----          -----
Net earnings                                      21.5%          29.4%
                                                 -----          -----
                                                 -----          -----

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


REVENUES
                                                     Three Months Ended
                                                          June 30,
                                                     ------------------
                                                       (in thousands)


                                             1996         1995         Change
                                             ----         ----         ------
North American license revenues         $   55,728     $ 34,296        62.5 %
International license revenues              26,902       20,500        31.2 %
                                        ----------     --------

Total license revenues                      82,630       54,796        50.8 %

Maintenance revenues                        43,420       38,504        12.8 %
                                        ----------     --------

Total revenues                          $  126,050     $ 93,300        35.1 %
                                        ----------     --------
                                        ----------     --------

LICENSE REVENUES

     The Company's license revenues include fees generated from (a) the initial licensing of a copy of a software product, (b) central processing unit ("CPU") tier and millions of instructions per second ("MIPS") capacity license upgrade fees, which allow the customer to run an already-licensed product on additional processing capacity that is either currently needed or is anticipated to be needed in the future and (c) license restructurings, wherein a customer pays a fee to relicense its installed base of products at current volume-based discount levels, which has the affect of increasing the discounts of record applicable to the customer's installed base of products
that are used in calculating future maintenance and upgrade charges.   For
the Company's mainframe product lines, these various fees are calculated based on the processing capacity as measured by CPU tier or by the aggregate MIPS on which the Company's products are running. The license fees for the Company's open systems product lines are based on the number of servers to which the products are licensed and the processor speed of those servers.
All license fees, upgrade fees, including those for future additional processing capacity, and restructuring fees are recognized as revenue when the license agreement is executed and the applicable products (if any, in the case of upgrade fees) have been delivered.

     License revenues in the quarter increased over the prior year quarter primarily as a result of higher initial license fees for both the Company's mainframe and open systems products. The mainframe license growth is largely attributed to customers' acceptance of the Company's Extended Performance line of high performance utility products for IBM's IMS and IMS/VS Fast Path subsystems. These products were introduced in the second half of fiscal 1996.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


     North American license revenues increased primarily as a result of increased license fees for the Company's mainframe and open systems products and an increase in upgrade fees for future additional processing capacity. Over half of the North American license revenues recognized in the quarter ended June 30, 1996 was derived from initial enterprise license agreements or the expansion of existing enterprise license agreements, as described below.

     Increased sales of the Company's open systems products and upgrade fees for current additional processing capacity contributed to the growth in international license revenues. Regionally, the Company's European and Japanese operations showed strong growth as compared to the year-ago quarter. The Asia/Pacific and Latin American operations posted weaker results due to transitional issues as the Company establishes direct-sales offices in several countries in these regions to complement its network of indirect sales agents and distributors. Foreign currency fluctuations reduced international license revenue growth by approximately 3%, as compared to the quarter ended June 30, 1995.

     The Company's mainframe license revenues, which comprised approximately 82% and 90% of total license revenues for the quarters ended June 30, 1996 and 1995, respectively, have been and continue to be increasingly dependent upon large enterprise license transactions with the Company's active customers. These customers are typically large corporations, governmental entities and other similarly sized organizations who are heavily reliant on their mainframe-based data centers and derive significant benefit from the Company's products. An enterprise license agreement allows the customer to run an unlimited number of copies of a product on its CPUs without regard to their size, subject to a maximum limit on the aggregate power of the CPUs and a specified time period. At specified intervals during the term of the agreement, or in some cases at the end of the term, the licensee is required to pay additional charges if the processing capacity on which the licensed products are being used exceeds the stipulated level. The license fees associated with these large transactions typically include a significant amount of upgrade fees for future additional processing capacity and, to a lesser degree, restructuring fees. For the fiscal quarters presented, the aggregate of these fees represented 22% of total revenues. The failure of the Company to consummate one or more of these large transactions in any given quarter could materially impact the operating results for that period.

MAINTENANCE REVENUES

     Maintenance revenues represent annual maintenance fees charged to perpetual license customers entitling them to product enhancements, technical support services and ongoing compatibility with third-party operating systems, subsystems and applications. Maintenance charges are generally 15% to 20% of the license fee for the product at the time of renewal. Maintenance revenues also include the pro rata recognition of bundled fees for first-year maintenance services covered by certain related perpetual license agreements. All maintenance fees are deferred at the time of billing and recognized ratably over the term of the agreement. The Company intends to continue to invest heavily in product maintenance and support and believes that maintaining its reputation for superior product support is a key component of its value pricing model.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


     For the quarter ended June 30, 1996, maintenance revenues increased over the prior-year quarter as a result of the continued growth in the base of installed products and the CPU capacity on which they run and the continued high level of maintenance renewal rates. Maintenance revenue in a particular period is impacted by the level of license revenue in the preceding periods, the bundled fees for first-year maintenance, customer mergers and outsourcing arrangements and restructuring activity. As discussed under "License Revenues" above, restructuring fees entitle a customer to higher, volume-based discounts that apply to future maintenance and other charges. This increased level of discounts has contributed significantly to the reduction in the maintenance revenue growth rate over the past several years.

PRODUCT LINE REVENUES

     The Company's database management product lines comprise the administrative tools and high performance utilities for IBM's IMS and DB2 mainframe database management systems. These product lines contributed approximately 66% of total revenues and 64% of license revenues for the quarter ended June 30, 1996, as compared to 73% and 75% of total and license revenues, respectively, in the comparable, prior-year quarter. These product lines showed combined total revenue growth of 22% and license revenue growth of 28% as compared to the first fiscal quarter of the prior fiscal year.

     The open systems product lines, including the PATROL application and database management products, the PATROL DB data administration and management products and the backup and recovery utilities from DataTools, Inc. (for whom the Company acts as an exclusive distributor) represent the Company's fastest-growing product lines. In the aggregate, both total and license revenues from these products grew approximately 160% as compared to the quarter ended June 30, 1995. These products contributed 13% of total revenues and 17% of license revenues for the first quarter of fiscal 1997. For the first quarter of fiscal 1996, these products contributed 7% and 10% of total and license revenues, respectively.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


EXPENSES

                                              Three Months Ended
                                                    June 30,
                                                    --------
                                                (in thousands)

                                                1996      1995     Change
                                                ----      ----     ------

Selling and marketing                        $ 37,526   $ 24,572    52.7%
Research and development                       17,859     14,106    26.6%
Cost of maintenance services
 and product licenses                          14,014     10,271    36.4%
General and administrative                     10,595      7,938    33.5%
Acquired research and
 development costs                             11,259       --       N/A
                                             --------   --------

      Total operating expenses               $ 91,253   $ 56,887
                                             --------   --------
                                             --------   --------



SELLING AND MARKETING EXPENSES

     Selling and marketing expenses represented the largest absolute and percentage growth of any other operating expenses, increasing by $12,954,000 or 53%. The growth was primarily fueled by increased personnel costs and sales commissions. Personnel costs increased as the result of a 36% increase in headcount from June 30, 1995 to June 30, 1996, which was balanced approximately equally between its North American and international operations. Sales commissions increased as a direct result of the 51% increase in license revenues. Other contributors to the increase were agent/distributor commissions and travel expenses. As a percentage of total revenues, selling and marketing expenses increased from 26% in the first quarter of fiscal 1996 to 30% in the first quarter of fiscal 1997. This increase is primarily attributable to the headcount and travel expense increases.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased primarily due to the addition of permanent and contract personnel who were hired to develop new product offerings and, to a lesser extent, support existing products. Research and development headcount from June 30, 1995 to June 30, 1996, including contract developers, increased by 35%. These increases have been offset by a 41% increase in software capitalization and by decreases in hardware costs within the Company's data center. For the first quarter of fiscal 1997, the Company capitalized $5,910,000 in software development costs. In the first quarter of fiscal 1996, the Company capitalized $4,177,000 in software development costs.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

     Over the last two fiscal years, the Company has supplemented its internal product development efforts with acquisitions of several companies and technologies, including the base technologies for the PATROL product lines. The Company's acquisition strategy in general has been to acquire emerging technologies, rather than established companies, and to significantly enhance, fortify, expand and integrate the acquired technology. See "-Acquired Research and Development Costs" below.

COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

     Cost of maintenance services and product licenses expenses consist of amortization of purchased and internally developed software, costs associated with technical support operations and royalty fees. These costs have increased in the first quarter of fiscal 1997 primarily as a result of increased product licenses costs due to increased amortization of purchased and internally developed software and increases in royalty fees. During the first quarter of fiscal 1997, the Company accelerated the amortization of some of its older products which also led to the increase in cost of maintenance services and product licenses. As a percentage of total revenues, these expenses have remained constant, at 11%, relative to the first quarter of fiscal 1996.

     For the first quarter of fiscal 1997, the Company's amortization of internally developed software costs totaled $3,192,000 versus $2,513,000 in the first quarter of fiscal 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's general and administrative expenses increased by $2,657,000 in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. The increase is primarily related to personnel costs
associated with a 13% increase in headcount.   The Company also incurred a
significant increase in professional fees and management bonuses. As a percentage of total revenues, general and administrative expenses remained in the 8 to 9% range in the first quarter of fiscal 1997.

ACQUIRED RESEARCH AND DEVELOPMENT COSTS

     During the first quarter of fiscal 1997, the Company completed the acquisitions of assets (including in-process research and development) of certain technology companies for an aggregate purchase price of approximately $13 million, including direct acquisition costs. The Company accounted for these transactions using the purchase method of accounting. During the quarter, the Company recorded an $11,259,000 charge ($7,318,000 net of income tax benefits), for acquired research and development costs.

OTHER INCOME

     For the first quarter of fiscal 1997, other income was $4,294,000, reflecting an increase of 17% over $3,683,000 of other income in the same
quarter of fiscal 1996.   Other income consists primarily of interest earned
on tax-exempt municipal securities, auction preferred stock, Eurodollar deposits, corporate debt securities, financed receivables and money market funds. The increase in other income is primarily due to the increase in cash available for investment.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

INCOME TAXES

     For the first quarter of fiscal 1997, income tax expense was $11,919,000, compared to $12,630,000 for the same quarter in fiscal 1996. The Company's income tax expense represents the federal statutory rate of 35%, plus certain state taxes, reduced by the benefit from the Company's Foreign Sales Corporation, the effect of tax exempt interest earned from cash investments, the effect of tax deductions on certain technology acquisitions and foreign income taxes. Excluding the impact of technology acquisitions, the Company's effective income tax rate for the three months ended June 30, 1996 and 1995 approximated 32%.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth through funds generated from operations. As of June 30, 1996, the Company had cash, cash equivalents and investment securities of $343,354,000.

     During the quarter ended June 30, 1996, the Company did not repurchase any shares of its common stock in open market transactions. As of June 30, 1996, the Company was authorized to repurchase 2,785,000 shares.

     The Company believes that existing cash balances and funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.


B. FORWARD LOOKING INFORMATION AND CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING RESULTS.

     The forward looking statements made in the above Management's Discussion and Analysis of Results of Operations and Financial Condition include statements regarding the continued significance of enterprise license transactions and the Company's ability to meet its future liquidity requirements.

     Numerous important factors affect the Company's operating results and could cause the Company's actual results to differ materially from the results indicated in this discussion or in any other forward looking statements made by, or on behalf of the Company. There can be no assurance that future results will meet expectations. These important factors include, but are not limited to, those described in the following paragraphs.

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

     CPU upgrade fees and enterprise license transactions are a substantial and integral component of the Company's mainframe business, and the percentage of license revenues contributed by enterprise license transactions has increased over the last three fiscal years. In the first quarter of fiscal 1996 and 1997, the enterprise license fees for future additional processing capacity and license restructurings comprised 22% of total revenues. The Company's future operating results are dependent upon customers' continued requirements for, and investment in, their mainframe systems software and customers' continually increasing need to use the Company's existing software products on substantially greater mainframe processing capacity. The Company believes that the demand for enterprise licenses has been driven by customers' re-commitment over the last 18 to 24 months to the MVS mainframe platform for large scale, transaction intensive information systems. Whether this trend will continue is difficult to predict. There can be no assurance that these trends of MIPS growth and of customers using the Company's current mainframe products on more powerful computers will continue or that demand for enterprise license transactions will be sustained.

      The Company derives approximately 90% of its total revenues from software products for IBM and IBM-compatible mainframe computers. IBM is attempting to reduce the overall software costs associated with the MVS mainframe platform and is continuing to enhance its utilities for IMS and DB2 to provide lower cost alternatives to those provided by BMC and other independent software vendors. The Company has traditionally maintained sufficient performance and functional advantages over IBM's base utilities, although there can be no assurances that it will continue to maintain such advantages.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

     Upgrade fees have historically provided approximately 25% of the Company's total revenues. The charging of upgrade fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. The pricing of mainframe systems software, including the charging of tier-based upgrade fees or other capacity-based fees, is under continued pressure from customers. The Company believes its current pricing policies most properly reflect the value provided by its products. IBM provides alternatives to tier-based pricing with respect to its large mainframe CPUs and is attempting to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe computing platforms. These actions have increased pricing pressures within the mainframe systems software markets. The advent of IBM's "Sysplex" pricing of its mainframe systems software when installed in a complex of coupled mainframe CPUs may additionally increase these pricing pressures. If changes in mainframe systems software pricing or increased competition were to result in significant price decreases that were not offset by sales volume increases, the Company's business and financial results would be adversely affected.

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

     Operating income as a percentage of revenues, excluding the impact of acquired research and development costs ("Operating Margins"), remained relatively unchanged in the first quarter of fiscal 1996 and 1997. Since the Company's costs are to a large extent fixed in the short term and are planned primarily based on sales forecasts, failure to achieve planned revenue growth in a period would likely have a material adverse affect on Operating Margins and net earnings. The Company has increased its spending significantly in fiscal 1996 and in the first quarter of fiscal 1997 on its open systems initiatives, with the investment being targeted to research and development, sales and pre-sales personnel. The Company intends to continue such increased investment, which will place additional pressure on its Operating Margins, particularly if revenue expectations are not met by its open systems products. The Company's financial model in fiscal 1997 included a reduction in Operating Margins in the first two quarters, with expenses increasing more rapidly than revenues. Sales, support and distribution costs for client/server software products are generally higher, as a percentage of sales, than for mainframe products, because of lower unit prices, more widely dispersed customers and prospects and intense competition. The Company is developing indirect channels through major open systems vendors to increase its coverage and presence in open systems markets in a cost effective manner. There can be no assurance that this strategy will be effective, however. Although the Company has made significant progress in implementing reseller and distribution arrangements for PATROL, open systems indirect sales were not material in the first quarter of fiscal 1997. If the Company's direct sales force remains the primary channel for its client/server products, its cost of sales will likely increase and Operating Margins could be reduced.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

     The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new and updated products. The Company's growth prospects are dependent upon the success of its open systems products. Software development is, however, a complex and creative process that can be difficult to accurately schedule and predict, and the Company has experienced long development cycles and product delays in the past and expects to have delays in the future. Delays in new mainframe or client/server product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on the Company's revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products. The Company's strategic plans and business models contemplate significant revenue growth from its open systems product families. This market is highly dynamic and is characterized by rapid change and intense competition. Many of the Company's competitors and potential competitors have significantly greater financial, technical, sales and marketing resources than the Company and greater experience in open systems development and sales. A key factor in determining the success of the Company's products, particularly its open systems offerings, will be its ability to interoperate and perform well with existing and future leading database management systems and other systems software products supported by the Company's products. While the
Company believes  its  products  that  address   this  market,  including
those under development,   will  compete   effectively,  this  market  will
be relatively unpredictable over the next few years and there can be no assurance that anticipated results will be achieved. The emergence of the Internet and enterprise intranets as potential alternatives to the client/server paradigm heightens such unpredictability.

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

                        BMC SOFTWARE, INC. AND SUBSIDIARIES
                            PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          The Company filed a lawsuit styled BMC SOFTWARE, INC. VS. PEREGRINE SYSTEMS, INC. ET AL., Cause No. 95-10161, in the 200th Judicial District Court of Travis County, Texas, in August 1995. The lawsuit seeks an injunction prohibiting seven former employees and their employer, among other things, from using the Company's confidential information and trade secrets in the development of products similar to the products on which they worked while employed by the Company. The defendants have filed several counterclaims against the Company, alleging that the Company has tortiously interfered with Peregrine Systems, Inc.'s business relations, breached its nondisclosure agreements with the individual defendants, violated Section 15.05(a) of the Texas Free Enterprise and AntiTrust Act and misappropriated certain trade secrets and confidential information belonging to Peregrine/Bridge Transfer Corporation in violation of a confidentiality agreement between the Company and Peregrine Systems, Inc. The defendants' counterclaims seek injunctive relief preventing the Company from using Peregrine/Bridge Transfer Corporation's trade secrets and confidential information allegedly disclosed to the Company, a declaratory judgment that the Company's trade secrets and confidential information allegedly disclosed to the Company, a declaratory judgment that the Company's trade secrets and confidential information at issue are unqualified for protection as trade secrets or confidential information and actual and exemplary monetary damages. Management believes the ultimate resolution of the above matters will not be material to the Company's financial condition.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  EXHIBITS.

               None


          (b)  REPORTS ON FORM 8-K.

               None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BMC SOFTWARE, INC.


Date:  August 14, 1996          By: /s/ Max P. Watson Jr.
       ------------------           ------------------------------------
                                    Max P. Watson Jr.
                                    Chairman of the Board, President and
                                    Chief Executive Officer


Date:  August 14, 1996          By: /S/ Kevin M. Klausmeyer
       ------------------           ------------------------------------
                                    Kevin M. Klausmeyer
                                    Chief Accounting Officer