Form 10-Q
period 1996-09-30
BMC SOFTWARE INC
filed 1996-11-15
CIK 835729

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended September 30, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________  to  __________

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

Registrant's telephone number including area code: (713)918-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X             No
                                              -----             ----

As of November 11, 1996, there were outstanding 50,455,564 shares of Common Stock, par value $.01, of the registrant.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                        Quarter Ended September 30, 1996

                                     INDEX


                                                                                             Page
                                                                                             ----
PART I.          FINANCIAL INFORMATION
                 ---------------------

Item 1.          Financial Statements                                                          3

                 Condensed Consolidated Balance Sheets
                 September 30, 1996 (Unaudited) and March 31, 1996                             3

                 Condensed Consolidated Statements of Earnings
                 Three months and six months ended September 30, 1996
                 and 1995 (Unaudited)                                                          5

                 Condensed Consolidated Statements of Cash Flows
                 Six months ended September 30, 1996 and 1995
                 (Unaudited)                                                                   6

                 Notes to Condensed Consolidated Financial
                 Statements                                                                    7

Item 2.          Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                                         7

PART II.         OTHER INFORMATION
                 -----------------

Item 6.          Exhibits and Reports on Form 8-K                                             18

                 SIGNATURES                                                                   19
                 ----------

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                   September 30,          March 31,
                   ASSETS                                                              1996                 1996
                                                                                  ---------------      --------------
                                                                                    (Unaudited)
Current assets:

         Cash and cash equivalents                                                  $  45,365            $   62,128

         Securities available for sale                                                  7,676                 8,464

         Securities held to maturity                                                   65,411                59,566

         Trade accounts receivable, net                                                58,187                79,299

         Other accounts receivable                                                     11,207                 7,723

         Prepaid expenses and other                                                     6,939                 5,922

         Deferred income and other taxes                                               13,092                 4,870
                                                                                    ---------            ----------

                  Total current assets                                                207,877               227,972
                                                                                    ---------            ----------

Property and equipment, net                                                           112,428               107,912

Software development costs, net                                                        31,720                25,840

Purchased software, net                                                                17,622                13,400

Securities available for sale                                                          55,522                39,281

Securities held to maturity                                                           231,353               182,593

Finance receivables, long-term                                                         33,637                 4,146

Deferred charges and other assets                                                      10,318                 7,074
                                                                                    ---------            ----------

                                                                                    $ 700,477            $  608,218
                                                                                    =========            ==========


See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                  (continued)


                                                                                     September 30,        March 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY                                                 1996               1996
                                                                                    ----------------    --------------
                                                                                      (Unaudited)
Current liabilities:
   Trade accounts payable                                                              $   13,361         $   8,417
   Accrued liabilities                                                                     29,915            52,544
   Taxes payable                                                                              571            16,595
   Current portion of deferred revenue                                                    118,064           106,641
                                                                                       ----------         ---------

       Total current liabilities                                                          161,911           184,197
                                                                                       ----------         ---------

Deferred revenue and other                                                                 84,750            40,313
                                                                                       ----------         ---------

       Total liabilities                                                                  246,661           224,510
                                                                                       ----------         ---------

Stockholders' equity:
   Preferred stock, $.01 par value,
      1,000,000 shares authorized, none
      issued and outstanding                                                                   --                --
   Common stock, $.01 par value,  300,000,000
      shares authorized, 52,520,000 shares issued                                             525               525
   Additional paid-in capital                                                              67,970            67,888
   Retained earnings                                                                      464,134           401,775
   Foreign currency translation adjustment                                                     43                82
   Unrealized gain (loss) on securities available for sale                                     89                82
                                                                                       ----------         ---------
                                                                                          532,761           470,352

   Less treasury stock (2,222,000 and 2,547,000
    shares, respectively)                                                                  77,043            84,480

   Less unearned portion of restricted
      stock compensation                                                                    1,902             2,164
                                                                                       ----------         ---------

           Total stockholders' equity                                                     453,816           383,708
                                                                                       ----------         ---------
                                                                                       $  700,477         $ 608,218
                                                                                       ==========         =========


See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)
                                  (Unaudited)


                                                     Three Months Ended                    Six Months Ended
                                                        September 30,                        September 30,
                                                ----------------------------         ----------------------------
                                                   1996               1995             1996                1995
                                                   ----               ----             ----                ----
Revenues:
   Licenses                                     $ 82,025            $ 49,270         $164,655            $104,066
   Maintenance                                    44,475              38,980           87,895              77,484
                                                --------            --------         --------            --------

       Total revenues                            126,500              88,250          252,550             181,550
                                                --------            --------         --------            --------

Operating expenses:
   Selling and marketing                          35,735              22,247           73,261              46,819
   Research and development                       19,833              13,201           37,692              27,307
   Cost of maintenance services
       and product licenses                       13,122              10,456           27,136              20,727
   General and administrative                     11,083               7,889           21,678              15,827
   Acquired research and
       development costs                             ---                 ---           11,259                 ---
                                                --------            --------         --------            --------

       Total operating expenses                   79,773              53,793          171,026             110,680
                                                --------            --------         --------            --------

              Operating income                    46,727              34,457           81,524              70,870

Other income                                       4,639               3,902            8,933               7,585
                                                --------            --------         --------            --------

Earnings before taxes                             51,366              38,359           90,457              78,455

Income taxes                                      16,180              12,076           28,099              24,706
                                                --------            --------         --------            --------

Net earnings                                    $ 35,186            $ 26,283         $ 62,358            $ 53,749
                                                ========            ========         ========            ========

Earnings per share                              $    .66            $    .50         $   1.17            $   1.03
                                                ========            ========         ========            ========

Shares used in computing
   earnings per share                             53,388              52,667           53,228              52,250
                                                ========            ========         ========            ========


See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                              Six Months Ended
                                                                                                September 30,
                                                                                         ---------------------------
                                                                                            1996            1995
                                                                                            ----            ----
Cash flows from operating activities:
    Net earnings                                                                         $  62,358       $   53,749
    Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
        Acquired research and development costs                                             11,259               --
        Depreciation and amortization                                                       15,796           13,246
        Net change in receivables,
          payables and other items                                                          46,513           (8,783)
                                                                                         ---------       ----------
                Total adjustments                                                           73,568            4,463
                                                                                         ---------       ----------
                 Net cash provided by operating activities                                 135,926           58,212
                                                                                         ---------       ----------
Cash flows from investing activities:
     Technology acquisitions, net of cash acquired                                         (13,580)         (14,867)
     Purchased software and related assets                                                  (4,642)          (3,903)
     Capital expenditures                                                                  (13,049)          (7,967)
     Capitalization of software development                                                (10,288)          (8,496)
     Purchases of securities                                                              (125,774)         (46,132)
     Proceeds from securities                                                               36,393           26,677
     (Increase) decrease in long-term finance receivables                                  (29,491)           1,245
                                                                                         ---------       ----------
                 Net cash used in investing activities                                    (160,431)         (53,443)
                                                                                         ---------       ----------
Cash flows from financing activities:
     Earned portion of restricted
          stock compensation                                                                   684              675
     Income tax reduction relating
          to stock options                                                                      --            1,313
     Stock options exercised and other                                                       7,977            3,051
     Treasury stock acquired                                                                  (880)          (5,862)
                                                                                         ---------       ----------
                 Net cash used in financing activities                                       7,781             (823)
                                                                                         ---------       ----------
Effect of exchange rate changes on cash                                                        (39)             288
                                                                                         ---------       ----------
Net change in cash and cash equivalents                                                    (16,763)           4,234

Cash and cash equivalents at beginning of period                                            62,128           39,494
                                                                                         ---------       ----------
Cash and cash equivalents at end of period                                               $  45,365       $   43,728
                                                                                         =========       ==========

Supplemental disclosure of cash
  flow information:
     Cash paid for Income taxes                                                          $  52,074       $   14,456
     Value of treasury stock issued for technology acquired                                     --            1,000

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

Note 3 - Technology Acquisitions

        During the quarter ended June 30, 1996, the Company completed the acquisitions of assets of certain technology companies for an aggregate purchase price of approximately $13 million, including direct acquisition costs. The Company accounted for these transactions using the purchase method of accounting and recorded an $11,259,000 charge ($7,318,000 net of income tax benefits), for acquired research and development costs.

Note 4 - Stock Split

        On October 18, 1996, the Company declared a two-for-one stock split of its common stock. The stock split was effected in the form of a stock dividend. Stockholders of record at the close of business on November 4, 1996 will receive one share of common stock for each share of common stock held. The payment date for the distribution of shares is November 18, 1996. The share and per share data in these condensed consolidated financial statements do not reflect the effect of this stock split.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        This discussion comprises historical information for the periods covered, followed by certain forward looking information and information about certain risks and uncertainties that could affect the Company's future operating results. This discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the audited financial statements and notes thereto, and the Management's Discussion and Analysis of Results of Operations and Financial Condition, contained in the Company's Form 10-K for fiscal 1996.

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


                                                                          Percentage of Total Revenues
                                                                          ----------------------------
                                                            Three Months Ended                Six Months Ended
                                                               September 30,                    September 30,
                                                         ------------------------          ----------------------
                                                          1996               1995           1996             1995
                                                          ----               ----           ----             ----
Revenues:
  License                                                 64.8%              55.8%           65.2%           57.3%
  Maintenance                                             35.2               44.2            34.8            42.7
                                                         -----              -----           -----           -----
    Total revenues                                       100.0              100.0           100.0           100.0

Operating expenses:
  Selling and marketing                                   28.2               25.2            29.0            25.8
  Research and development                                15.7               15.0            14.9            15.1
  Cost of maintenance services
     and product licenses                                 10.4               11.8            10.7            11.4
  General and administrative                               8.8                8.9             8.6             8.7
  Acquired research and development costs                   --                 --             4.5              --
                                                         -----              -----           -----           -----

Operating income                                          36.9               39.1            32.3            39.0

Other income                                               3.7                4.4             3.5             4.2
                                                         -----              -----           -----           -----

Earnings before taxes                                     40.6               43.5            35.8            43.2

Income taxes                                              12.8               13.7            11.1            13.6
                                                         -----              -----           -----           -----

Net earnings                                              27.8%              29.8%           24.7%           29.6%
                                                         =====              =====           =====           =====

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


REVENUES

                                             Three Months Ended                        Six Months Ended
                                                September 30,                           September 30,
                                         ---------------------------                -----------------------
                                                (in thousands)                           (in thousands)
                                           1996              1995    Change           1996           1995     Change
                                           ----              ----    ------           ----           ----     ------
North American license revenues          $  55,488         $  31,514  76.1%         $ 111,216      $ 65,810    69.0%
International license revenues              26,537            17,756  49.5%            53,439        38,256    39.7%
                                         ---------         ---------                ---------      --------
 Total license revenues                     82,025            49,270  66.5%           164,655       104,066    58.2%

Maintenance revenues                        44,475            38,980  14.1%            87,895        77,484    13.4%
                                         ---------         ---------                ---------      --------
 Total revenues                          $ 126,500         $  88,250  43.3%         $ 252,550      $181,550    39.1%
                                         =========         =========                =========      ========

LICENSE REVENUES

        The Company's license revenues include fees generated from (a) the initial licensing of a copy of a software product, (b) central processing unit ("CPU") tier and millions of instructions per second ("MIPS") capacity license upgrade fees, which allow a customer to run an already-licensed product on additional processing capacity that is either currently needed or is anticipated to be needed in the future and (c) license restructurings, wherein a customer pays a fee to relicense its installed base of products at current volume-based discount levels, which has the effect of increasing the discounts of record applicable to the customer's installed base of products that are used in calculating future maintenance and upgrade charges. For the Company's mainframe product lines, all of the abovementioned fees are calculated based on the processing capacity as measured by CPU tier or by the aggregate MIPS on which the Company's products are running. The license fees for the Company's open systems product lines are based on the number of servers to which the products are licensed and the processor speed of those servers. All license fees, upgrade fees, including those for future additional processing capacity, and restructuring fees are recognized as revenue when the license agreement is executed and the applicable products (if any, in the case of upgrade and restructuring fees) have been delivered.

        License revenues in the quarter increased over the prior year quarter primarily as a result of higher initial license fees for the Company's open systems products and higher MIPS-capacity upgrade fees associated with future additional processing capacity. These fees, along with higher initial license fees for the Company's mainframe products, drove license revenue growth for the six-month period ended September 30, 1996.

        For the three and six month periods presented, North American license revenues increased primarily as a result of increased license fees for the Company's open systems products and an

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


increase in upgrade fees for future processing capacity. Over half of the North American license revenues recognized in the quarter and six months ended September 30, 1996 were derived from initial enterprise license agreements or the expansion of existing enterprise license agreements, as described below. In the September quarter, North American license revenues were highly concentrated in several large enterprise license transactions.

        Increased sales of the Company's mainframe and open systems products and upgrade fees for current additional processing capacity contributed to the growth in international license revenues for the quarter and six months ended September 30, 1996. Foreign currency fluctuations reduced international license revenues by approximately 2% in the quarter ended September 30, 1996.

        The Company's mainframe license revenues, which comprised approximately 75% and 86% of total license revenues for the quarters ended September 30, 1996 and 1995, respectively, and 79% and 88% of total license revenues for the respective six-month periods continue to be increasingly dependent upon large enterprise license transactions with the Company's active customers. These customers are typically large corporations and governmental entities who are heavily reliant on their mainframe-based data centers and derive significant benefit from the Company's products. An enterprise license agreement allows the customer to run an unlimited number of copies of a product on its CPUs without regard to their size, subject to a maximum limit in the aggregate power
of the CPUs.   At specified intervals during the term of the agreement, or in some cases only at the end of the term, the licensee is required to pay additional charges if the processing capacity on which the licensed products are being used exceeds the stipulated level. The fees for future additional processing capacity typically comprise from one-half to substantially all of the license fees included in an enterprise license transaction, with restructuring fees representing a less significant component. For the three months ended September 30, 1996, the aggregate of upgrade fees for future additional processing capacity and restructuring fees represented 26% of total revenues. The failure of the Company to consummate one or more of these large transactions anticipated to close in any given quarter would materially impact the operating results for that period.

MAINTENANCE REVENUES

        Maintenance revenues represent annual maintenance fees charged to perpetual license customers entitling them to product enhancements, technical support services and ongoing compatibility with third-party operating systems, subsystems and applications. Maintenance charges are generally 15% to 20% of the license fee for the product at the time of renewal. Maintenance revenues also include the pro rata recognition of bundled fees for first year maintenance services covered by certain related perpetual license agreements. All maintenance fees are deferred at the time of billing and recognized ratably over the term of the agreement.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)



        For the quarter and six months ended September 30, 1996, maintenance revenues increased over the prior-year periods as a result of the continued growth in the base of installed products, primarily in the higher CPU capacity for which the products are licensed, CPU capacity on which they run and the continued high level of maintenance renewal rates. Maintenance revenue in a particular period is impacted by the level of license revenue in the preceding periods, the bundled fees for first-year maintenance, customer mergers and outsourcing arrangements and restructuring activity. As discussed under "License Revenues" above, restructuring fees entitle a customer to higher, volume-based discounts that apply to future maintenance and other charges. This increased level of discounts has been the primary contributor to the reduction in the maintenance revenue growth rate over the past several years.

PRODUCT LINE REVENUES

        The Company's database management product lines comprise the administrative tools and high performance utilities for IBM's IMS and DB2 mainframe database management systems. These product lines contributed approximately 67% of total revenues and 65% of license revenues for the quarter ended September 30, 1996, and approximately 66% and 65% of total and license revenues, respectively, in the six-month period. These product lines showed combined total revenue growth of 36% and license revenue growth of 55% as
compared to the second fiscal quarter of the prior fiscal year.   Year-to-date,
the database management products produced 29% growth in total and 40% license revenue growth.

        The Company's open systems product lines include the PATROL application and database management products, the PATROL DB data administration and management products and the backup and recovery utilities from DataTools, Inc.
(for whom the Company acts as an exclusive distributor).   In the aggregate,
both total and license revenues from these products grew in excess of 200% as compared to the quarter ended September 30, 1995. For the six month period, total revenues for these product lines grew approximately 190%, and license revenues grew approximately 181%. These products contributed 18% of total revenues and 25% of license revenues for the second quarter of fiscal 1997 and 16% and 21% of total and license revenues, respectively for the six-month period.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


EXPENSES

                                              Three Months Ended                      Six Months Ended
                                                 September 30,                          September 30,
                                           ------------------------                ----------------------
                                                (in thousands)                         (in thousands)
                                             1996            1995    Change          1996          1995     Change
                                             ----            ----    ------          ----          ----     ------
Selling and marketing                      $35,735         $ 22,247   60.6%        $ 73,261     $  46,819    56.5%
Research and development                    19,833           13,201   50.2%          37,692        27,307    38.0%
Cost of maintenance services
    and product licenses                    13,122           10,456   25.5%          27,136        20,727    30.9%

General and administrative                  11,083            7,889   40.5%          21,678        15,827    37.0%

Acquired research and
    development                                ---              ---    N/A           11,259           ---     N/A
                                           -------         --------                --------      --------
    Total operating expenses               $79,773         $ 53,793   48.3%        $171,026      $110,680    54.5%
                                           =======         ========                ========      ========

SELLING AND MARKETING EXPENSES

        Selling and marketing expenses represented the largest absolute and percentage growth of the Company's operating expenses, for both the three months and six months ended September 30, 1996 over prior period levels. Growth in both of these periods was primarily due to increased personnel costs and sales commissions. Personnel costs increased as the result of a 40% increase in headcount (sales representatives and pre-sales support personnel) from September 30, 1995 to September 30, 1996. Sales commissions increased as a direct result of the 67% increase in license revenues. Other contributors to the increase were certain marketing activities and travel expenses. Agent/distributor commissions were also a factor in the expense growth from the six months ended September 30, 1995 to the six months ended September 30, 1996. As a percentage of total revenues, selling and marketing expenses increased from 25% in the second quarter of fiscal 1996 to 28% in the second quarter of fiscal 1997, and from 26% in the six months ended September 30, 1995 to the six months ended September 30, 1996. These increases are primarily attributable to the headcount and travel expense increases.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses increased primarily due to the addition of permanent and contract personnel who were hired to develop new product offerings and, to a lesser extent, support existing products. Research and development headcount from September 30, 1995 to September 30, 1996, including contract developers, increased by 26%. Growth in research and development expenses during the three and six months ended September 30, 1996 from prior year comparable periods was also caused by increased commissions paid to product authors for the sale of software licenses. These increases have been offset by decreases in hardware costs within the Company's data center during the three and six months ended September 30, 1996 from prior year
comparable periods.   These increases have also been offset during the first
six months of fiscal 1997 compared to

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


the same period in fiscal 1996 by an increase in software capitalization and by decreases in hardware costs within the Company's data center. For the second quarter of fiscal 1997, the Company capitalized $4,378,000 in software development costs. In the second quarter of fiscal 1996, the Company capitalized $4,319,000 in software development costs. The Company capitalized $10,288,000 and $8,496,000 in software development costs during the six months ended September 30, 1996 and the six months ended September 30, 1995, respectively.

COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

        Cost of maintenance services and product licenses expenses consist of amortization of purchased and internally developed software, costs associated with technical support operations and royalty fees. These costs have increased in the second quarter of fiscal 1997 primarily as a result of increased product licenses costs due to increased amortization of purchased and internally developed software and increases in royalty fees. During the second quarter of fiscal 1997, the Company accelerated the amortization of some of its older products which also led to the increase in cost of maintenance services and product licenses. As a percentage of total revenues, these expenses have decreased from 12% to 10% for the three months ended September 30, 1996 and the three months ended September 30, 1995, respectively, while these expenses have remained constant, at 11%, for the six months ended September 30, 1996 and September 30, 1995, respectively.

        For the second quarter of fiscal 1997, the Company's amortization of internally developed software costs totaled $1,112,000 versus $2,367,000 in the second quarter of fiscal 1996. The Company's amortization of internally developed software costs totaled $4,304,000 and $4,880,000 during the six months ended September 30, 1996, and the six months ended September 30, 1995, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

        The Company's general and administrative expenses increased by $3,194,000 in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996. The increase is primarily related to personnel costs associated with a 29% increase in headcount and increases in professional fees and management bonuses. As a percentage of total revenues, general and administrative expenses remained constant at approximately 9%.

OTHER INCOME

        For the second quarter of fiscal 1997, other income was $4,639,000, reflecting an increase of 19% over $3,902,000 of other income in the same
quarter of fiscal 1996.   Other income consists primarily of interest earned on
tax-exempt municipal securities, auction preferred stock, Eurodollar deposits, corporate debt securities, financed receivables and money market funds. The increase in other income is primarily due to the increase in cash available for investment.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)



INCOME TAXES

        For the second quarter of fiscal 1997, income tax expense was $16,180,000, compared to $12,076,000 for the same quarter in fiscal 1996. The Company's income tax expense represents the federal statutory rate of 35%, plus certain state taxes, reduced by the benefit from the Company's Foreign Sales Corporation, the effect of tax exempt interest earned from cash investments, the effect of tax deductions on certain technology acquisitions and foreign income taxes. Excluding the impact of technology acquisitions, the Company's effective income tax rate for the six months ended September 30, 1996, and 1995 approximated 32%.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its growth through funds generated from operations. As of September 30, 1996, the Company had cash, cash equivalents and investment securities of $405,327,000.

        During the quarter ended September 30, 1996, the Company did not repurchase any shares of its common stock in open market transactions. As of September 30, 1996, the Company was authorized to repurchase 2,785,000 shares.

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

        Numerous important factors affect the Company's operating results and could cause the Company's actual results to differ materially from the results indicated in this discussion or in any other forward looking statements made by, or on behalf of the Company. There can be no assurance that future results will meet expectations. These important factors include, but are not limited to those described in the following paragraphs.

        Future revenues, earnings and stock prices may be subject to wide swings, particularly on a quarterly basis in response to variations in operating and financial results, perceived revenue growth rates and other factors. The Company's stock price is primarily based on expectations of future revenue and earnings growth and has been highly volatile over the last several years. Any failure of revenues or earnings to meet expected levels in a period would likely have a significant adverse effect on the Company's stock price. The timing and amount of the Company's license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


uncertain. The Company generally operates with little or no sales backlog and, as a result, license revenues in any quarter are dependent on contracts entered into or orders booked and shipped in that quarter. Most of the Company's sales are closed at the end of each quarter, and the Company continues to become increasingly dependent upon larger, individually significant enterprise license transactions, which can have extended sales cycles and are less predictable. This dependency on large license agreements also increases the risks of quarter-to-quarter fluctuations and the uncertainty of estimating quarterly operating results. Failure to close an expected individually significant transaction would cause the Company's revenues and earnings in a period to fall short of expectations with little warning. The Company generally does not know whether revenues and earnings will meet expected results until the end of a quarter.

        CPU upgrade fees and enterprise license transactions are a substantial and integral component of the Company's mainframe business, and the percentage of license revenues contributed by enterprise license transactions has increased over the last three fiscal years. In the second quarter of fiscal 1997 and 1996, the enterprise license fees for future additional processing capacity and license restructurings comprised 26% and 16%, respectively, of total revenues. The Company's future operating results are dependent upon customers' continued requirements for, and investment in, their mainframe systems software and customers' continually increasing need to use the Company's existing software products on substantially greater mainframe processing capacity. The Company believes that the demand for enterprise licenses has been driven by customers' re-commitment over the last 18 to 24 months to the MVS mainframe platform for large scale, transaction intensive information systems. Whether this trend will continue is difficult to predict. There can be no assurance that these trends of MIPS growth and of customers using the Company's current mainframe products on more powerful computers will continue or that demand for increasingly larger enterprise license transactions will be sustained.

        The Company derives over 80% of its total revenues from software products for IBM and IBM-compatible mainframe computers. IBM is attempting to reduce the overall software costs associated with the MVS mainframe platform and has announced its intentions to provide lower cost alternatives to the Company's high speed database utilities for IMS and DB2. The Company has traditionally maintained sufficient performance and functional advantages over IBM's offerings, although there can be no assurance that it will continue to maintain such advantages.

        Upgrade fees have historically provided approximately 25% of the Company's total revenues. The charging of upgrade fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. The pricing of mainframe systems software, including the charging of tier-based upgrade fees or other capacity-based fees, is under continued pressure from customers. The Company believes its current pricing policies most properly reflect the value provided by its products. IBM provides alternatives to tier-based pricing with respect to its large mainframe CPUs and is attempting to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe computing platforms. These actions have increased pricing pressures within the mainframe systems software markets. The advent of IBM's "Sysplex" pricing of its mainframe systems software when installed in a complex of coupled mainframe CPU's may additionally increase these pricing pressures. If changes in mainframe systems software pricing or

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


increased competition were to result in significant price decreases that were not offset by sales volume increases, the Company's business and financial results would be adversely affected.

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

        Operating income as a percentage of revenues, excluding the impact of acquired research and development costs ("Operating Margins"), decreased slightly in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. Since the Company's costs are to a large extent fixed in the short term and are planned primarily based on sales forecasts, failure to achieve planned revenue growth in a period would likely have a material adverse affect on Operating Margins and net earnings. The Company has increased its spending significantly in fiscal 1996 and in the first and second quarters of fiscal 1997 on its open systems initiatives, with the investment being targeted to research and development, sales and pre-sales personnel. Because the investment is concentrated in increased payroll costs, the Company's operating expenses will continue to increase. The Company intends to continue such increased investment, which will place additional pressure on its Operating Margins, particularly if revenue expectations are not met by its open systems products. Sales, support and distribution costs for client/server software products are generally higher, as a percentage of sales, than for mainframe products, because of lower unit prices, more widely dispersed customers and prospects and intense competition. The Company is developing indirect channels through major open systems vendors to increase its coverage and presence in open systems markets in a cost effective manner. There can be no assurance that this strategy will be effective, however. Although the Company has made significant progress in implementing reseller and distribution arrangements for PATROL, open systems indirect sales were not material in the first half of fiscal 1997. If the Company's direct sales force remains the primary channel for its client/server products, its cost of sales will likely increase and Operating Margins could be reduced.

        The Company's ability to sustain growth depends in part on the timely development or acquisition of successful new and updated products. The Company's growth prospects are dependent upon the success of its open systems products. Software development is, however, a complex and creative process that can be difficult to accurately schedule and predict, and the Company has experienced long development cycles and product delays and expects to have delays in the future. Delays in new mainframe or client/server product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect of the Company's revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products. The Company's strategic plans and business models contemplate significant revenue growth from its open systems product families. This market is highly dynamic and is characterized by rapid change and intense competition. Many of the Company's competitors and potential competitors have significantly greater financial, technical, sales and marketing resources than

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


the Company and greater experience in open systems development and sales. A key factor in determining the success of the Company's products, particularly its open systems offerings, will be its ability to interoperate and perform well with existing and future leading database management systems and other systems software products supported by the Company's products. While the Company believes its products that address this market, including those under development, will compete effectively, this market will be relatively unpredictable over the next few years and there can be no assurance that anticipated results will be achieved. The emergence of the Internet and enterprise intranets as potential alternatives to the client/server paradigm heightens such unpredictability.

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

Item 4.  Submission of Matters to a Vote of Security Holders

        The Company's Annual Stockholders Meeting was held on August 19, 1996. At the meeting, the stockholders elected all of the management's six nominees to serve as directors for the following year. Also at the meeting, the stockholders voted on (a) a proposal to adopt the BMC Software, Inc. 1996 Employee Stock Purchase Plan and (b) a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.01 per share, from 90,000,000 to 300,000,000. The proposal to adopt the BMC Software, Inc. 1996 Employee Stock Purchase Plan received 43,351,577 affirmative and 897,641 negative votes. The proposal to amend the Company's Restated Certificate of Incorporation received 28,018,066 affirmative and 16,354,968 negative votes.

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


                                        BMC SOFTWARE, INC.


Date:   November 14, 1996               By:   /s/ MAX P. WATSON JR.
                                              ---------------------------------
                                              Max P. Watson Jr.
                                              Chairman of the Board, President
                                              and Chief Executive Officer


Date:   November 14, 1996               By:   /s/ KEVIN M. KLAUSMEYER
                                              ---------------------------------
                                              Kevin M. Klausmeyer
                                              Chief Accounting Officer

                               INDEX TO EXHIBITS


Exhibits            Description
--------            -----------
   27               Financial Data Schedule