Form 10-Q
period 1996-12-31
BMC SOFTWARE INC
filed 1997-02-14
CIK 835729

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended December 31, 1996


                                     OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________  to ___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No______

As of February 5, 1997, there were outstanding 101,237,083 shares of Common Stock, par value $.01, of the registrant.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                        Quarter Ended December 31, 1996

                                     INDEX



                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION
          ----------------------

Item 1.   Financial Statments                                                3

          Condensed Consolidated Balance Sheets - December 31, l996
          (Unaudited) and March 31, 1996                                     3

          Condensed Consolidated Statements of Earnings
          Three months ended and nine months ended
          December 31, l996 and 1995 (Unaudited)                             5

          Condensed Consolidated Statements of Cash Flows
          Nine months ended December 31, 1996 and 1995
          (Unaudited)                                                        6

          Notes to the Condensed Consolidated Financial Statements           7

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition                              8

PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                 17

Item 6.   Exhibits and Reports on Form 8-K                                  17

          SIGNATURES                                                        18

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                December 31,  March 31,
                  ASSETS                            1996        1996
                                                ------------  ---------
                                                (Unaudited)
         Current assets:

               Cash and cash equivalents             $67,254    $62,128

               Securities available for sale           6,842      8,464

               Securities held to maturity            59,341     59,566

               Trade accounts receivable, net         78,719     79,299

               Interest and other receivables         11,629      7,723

               Prepaid expenses and other              6,935      5,922

               Deferred income and other taxes        13,093      4,870
                                                    --------   --------

                     Total current assets            243,813    227,972
                                                    --------   --------

         Property and equipment, net                 115,407    107,912

         Software development costs, net              35,084     25,840

         Purchased software, net                      18,420     13,400

         Securities available for sale                86,288     39,281

         Securities held to maturity                 272,590    182,593

         Finance receivables, long-term                4,838      4,146

         Deferred charges and other assets            12,127      7,074
                                                    --------   --------

                                                    $788,567   $608,218
                                                    ========   ========



See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                  (continued)



                                                          December 31,  March 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                       1996        1996
                                                          ------------  ---------
                                                          (Unaudited)

Current liabilities:
 Trade accounts payable                                      $13,393      $27,747
 Accrued liabilities                                          34,855       33,214
 Taxes payable                                                17,511       16,595
 Current portion of deferred revenue                         126,321      106,641
                                                            --------    ---------

    Total current liabilities                                192,080      184,197
                                                            --------    ---------

Deferred revenue and other                                    87,772       40,313
                                                            --------    ---------

    Total liabilities                                        279,852      224,510
                                                            --------    ---------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value,
   1,000,000 shares authorized, none
   issued and outstanding                                         --           --
 Common stock, $.01 par value,  300,000,000
   shares authorized, 105,040,000 shares issued                1,050        1,050
 Additional paid-in capital                                   70,624       67,888
 Retained earnings                                           511,709      401,250
 Foreign currency translation adjustment                        (252)          82
 Unrealized gain (loss) on securities available for sale         153           82
                                                            --------    ---------
                                                             583,284      470,352



 Less treasury stock (4,053,000 and 5,094,000
   shares, respectively) at cost                              72,325       84,480

 Less unearned portion of restricted
   stock compensation                                          2,244        2,164
                                                            --------    ---------


     Total stockholders' equity                              508,715      383,708
                                                            --------    ---------
                                                            $788,567    $ 608,218
                                                            ========    =========

See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)
                                  (Unaudited)



                                    Three Months Ended     Nine Months Ended
                                        December 31,          December 31,
                                    -------------------    -----------------
                                     1996          1995      1996      1995
                                     ----          ----      ---       ----

  Revenues:
   Licenses                         $103,989      $78,524  $268,644  $182,590
   Maintenance                        46,071       40,476   133,966   117,960
                                    --------      -------  --------  --------

     Total revenues                  150,060      119,000   402,610   300,550
                                    --------      -------  --------  --------

  Operating expenses:
   Selling and marketing              40,094       32,281   113,355    79,100
   Research and development           20,056       15,729    57,748    43,036
   Cost of maintenance services
     and product licenses             13,657       11,367    40,793    32,094
   General and administrative         12,343       11,176    34,021    27,003
   Acquired research and
     development costs                    --       23,589    11,259    23,589
                                    --------      -------  --------  --------

     Total operating expenses         86,150       94,142   257,176   204,822
                                    --------      -------  --------  --------

         Operating income             63,910       24,858   145,434    95,728

  Other income                         5,300        3,956    14,233    11,541
                                    --------      -------  --------  --------

  Earnings before taxes               69,210       28,814   159,667   107,269

  Income taxes                        21,109       15,749    49,208    40,455
                                    --------      -------  --------  --------

  Net earnings                       $48,101      $13,065  $110,459   $66,814
                                    ========      =======  ========  ========

  Earnings per share                    $.45         $.13     $1.03      $.64
                                    ========      =======  ========  ========

  Shares used in computing
   earnings per share                107,748      103,930   106,921   104,500
                                    ========      =======  ========  ========




See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                             Nine Months Ended
                                                                December 31,
                                                                ------------
                                                                1996     1995
                                                                ----     ----
Cash flows from operating activities:
  Net earnings                                                $110,459   $66,814
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Acquired research and development costs                    11,259    23,589
     Depreciation and amortization                              23,904    19,692

     Net change in receivables,
      payables, deferred revenue and other items                57,925   (26,401)
                                                             ---------  --------
        Total adjustments                                       93,088    16,880
                                                             ---------  --------
          Net cash provided by operating activities            203,547    83,694
                                                             ---------  --------
Cash flows from investing activities:
  Technology acquisitions, net of cash acquired                (14,714)  (15,051)
  Purchased software and related assets                         (6,825)   (2,232)
  Capital expenditures                                         (20,733)  (14,135)
  Capitalization of software development                       (15,518)  (12,733)
  Purchases of securities held to maturity                    (184,704)  (52,091)
  Proceeds from securities held to maturity                     30,288    42,461
  (Increase) decrease in long-term finance receivables            (692)    2,657
                                                             ---------  --------
          Net cash used in investing activities               (212,898)  (51,124)
                                                             ---------  --------
Cash flows from financing activities:
   Earned portion of restricted
     stock compensation                                          1,204     1,012

   Income tax reduction relating
     to stock options                                            2,458     2,713
   Stock options exercised and other                            12,029     3,441
   Treasury stock acquired                                        (880)  (53,270)
                                                             ---------  --------

         Net cash provided by (used in)
           financing activities                                 14,811   (46,104)
                                                             ---------  --------
Effect of exchange rate changes on cash                           (334)      251
                                                             ---------  --------
Net change in cash and cash equivalents                          5,126   (13,283)

Cash and cash equivalents at beginning of period                62,128    39,494
                                                             ---------  --------
Cash and cash equivalents at end of period                     $67,254   $26,211
                                                             =========  ========

Supplemental disclosure of cash
  flow information:
     Cash paid for Income taxes                                $53,532   $19,934
     Treasury stock issued for technology acquired                  --    20,611

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

Note 4 - Stock Split

     On October 18, 1996, the Company declared a two-for-one stock split of its common stock. The stock split was effected in the form of a stock dividend. Stockholders of record at the close of business on November 4, 1996 received one share of common stock for each share of common stock held. The payment date for the distribution of shares was November 18, 1996. All stock related data in these condensed consolidated financial statements reflects the effect of this stock split for all periods presented.

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



                                                      Percentage of Total Revenues
                                            --------------------------------------------
                                            Three Months Ended        Nine Months Ended
                                               December 31,             December 31,
                                            ------------------        -----------------
                                             1996       1995          1996       1995
                                             ----       ----          ----       ----

Revenues:
 License                                     69.3%       66.0%        66.7%      60.8%
 Maintenance                                 30.7        34.0         33.3       39.2
                                            -----       -----        -----      -----
  Total revenues                            100.0       100.0        100.0      100.0

Operating expenses:
 Selling and marketing                       26.7        27.1         28.2       26.3
 Research and development                    13.4        13.2         14.3       14.3
 Cost of maintenance services
  and product licenses                        9.1         9.6         10.1       10.7
 General and administrative                   8.2         9.4          8.5        9.0
 Acquired research and development costs       --        19.8          2.8        7.8
                                            -----       -----        -----      -----

Operating income                             42.6        20.9         36.1       31.9

Other income                                  3.5         3.3          3.6        3.8
                                            -----       -----        -----      -----
Earnings before taxes                        46.1        24.2         39.7       35.7

Income taxes                                 14.0        13.2         12.3       13.5
                                            -----       -----        -----      -----

Net earnings                                 32.1%       11.0%        27.4%      22.2%
                                            =====       =====        =====      =====

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)



REVENUES

                                  Three Months Ended            Nine Months Ended
                                      December 31,                  December 31,
                                 --------------------          --------------------
                                    (in thousands)                (in thousands)
                                    1996       1995    Change     1996       1995    Change
                                 ---------  ---------  ------  ---------  ---------  ------

North American license revenues    $56,829    $41,954   35.5%   $168,045   $107,726   56.0%
International license revenues      47,160     36,570   29.0%    100,599     74,864   34.4%
                                 ---------  ---------          ---------  ---------
Total license revenues             103,989     78,524   32.4%    268,644    182,590   47.1%

Maintenance revenues                46,071     40,476   13.8%    133,966    117,960   13.6%
                                 ---------  ---------          ---------  ---------
Total revenues                    $150,060   $119,000   26.1%   $402,610   $300,550   34.0%
                                 =========  =========          =========  =========



LICENSE REVENUES

     The Company's license revenues include fees generated from (a) the initial licensing of a copy of a software product and any additional licenses of such product, (b) central processing unit ("CPU") tier and millions of instructions per second ("MIPS") capacity license upgrade fees, which allow the customer to run an already-licensed product on additional processing capacity that is either currently needed or is anticipated to be needed in the future and (c) license restructurings, wherein a customer pays a fee to relicense its installed base of products at current volume-based discount levels, which has the effect of increasing the discounts of record applicable to the customer's installed base of products that are used in calculating future maintenance and upgrade charges. For the Company's mainframe product lines, all of the above-mentioned fees are calculated based on the processing capacity as measured by CPU tier or by the aggregate MIPS on which the Company's products are running. The license fees for the Company's open systems product lines are based on the number of servers to which the products are licensed and the processor speed of those servers. All license fees, upgrade fees, including those for future additional processing capacity, and restructuring fees are recognized as revenue when the license agreement is executed and the applicable products (if any, in the case of upgrade fees) have been delivered.

     License revenues in the quarter increased over the prior year quarter primarily as a result of higher initial and subsequent copy license fees for the Company's open systems products and higher upgrade fees associated with current and future additional processing capacity. Open systems license fees, along with higher mainframe-based MIPS-capacity upgrade fees associated with future additional processing capacity, drove license revenue growth for the nine-month period ended December 31, 1996. The license growth rate in the three month period was 32% compared to 47% in the nine month period. This is attributed to the particularly high level of license revenues in the third quarter of the prior fiscal year.

     For the three and nine month periods presented, North American license revenues increased primarily as a result of increased license fees for the Company's open systems products and an increase in mainframe-based MIPS-capacity upgrade fees associated with future additional processing

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


capacity. Over half of the North American license revenues recognized in the quarter and nine months ended December 31, 1996, was derived from enterprise license transactions.

     Increased sales of the Company's mainframe and open systems products and upgrade fees for current additional processing capacity contributed to the growth in international license revenues for the quarter and nine months ended December 31, 1996. Foreign currency fluctuations reduced international license revenues by approximately 1% in the quarter ended December 31, 1996.

     The Company's mainframe license revenues, which comprised approximately 74% and 81% of total license revenues for the quarters ended December 31, 1996 and 1995, respectively, and 77% and 85% of total license revenues for the respective nine-month periods, continue to be increasingly dependent upon large enterprise license transactions. These customers are typically large corporations and governmental entities who are heavily reliant on their mainframe-based data centers and derive significant benefit from the Company's products. An enterprise license agreement allows the customer to run an unlimited number of copies of a product on its CPUs without regard to their size, subject to a maximum limit in the aggregate power of the CPUs. At specified intervals during the term of the agreement, or in some cases at the end of the term, the licensee is required to pay additional charges if the processing capacity on which the licensed products are being used exceeds the stipulated level. The fees for future additional processing capacity typically comprise from one-half to substantially all of the license fees included in an enterprise license transaction, with restructuring fees representing a less significant component. For the nine months ended December 31, 1996, the aggregate of upgrade fees for future additional processing capacity and restructuring fees represented 22% of total revenues. The failure of the Company to consummate one or more of these large transactions anticipated to close in any given quarter would materially impact the operating results for that period.

MAINTENANCE REVENUES

     Maintenance revenues represent annual maintenance fees charged to perpetual license customers entitling them to product enhancements, technical support services and ongoing compatibility with third-party operating systems, subsystems and applications. Maintenance charges are generally 15% to 20% of the license fee for the product at the time of renewal. Maintenance revenues also include the pro rata recognition of bundled fees for first year maintenance services covered by certain perpetual license agreements. All maintenance fees are deferred at the time of billing and recognized ratably over the term of the agreement.

For the quarter and nine months ended December 31, 1996, maintenance revenues increased over the prior-year periods as a result of the continued growth in the base of installed products, primarily due to the open systems growth and the increase in license fees associated with mainframe CPU capacity discussed above. A continued high level of maintenance renewal rates also fueled the increase. Maintenance revenue in a particular period is impacted by the level of license revenue in the preceding periods, the bundled fees for first-year maintenance, customer mergers and outsourcing arrangements and restructuring
activity.      As  discussed  under  "License Revenues" above, restructuring fees entitle a customer to higher, volume-based discounts that apply to future maintenance and other

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


charges. This increased level of discounts has contributed significantly to the reduction in the maintenance revenue growth rate over the past several years.

PRODUCT LINE REVENUES

     The Company's database management product lines comprise the administrative tools and high performance utilities for IBM's IMS and DB2 mainframe database management systems. These product lines contributed approximately 64% of total revenues and 62% of license revenues for the quarter ended December 31, 1996, and approximately 65% and 64% of total and license
revenues, respectively, in the nine-month period.   These product lines showed
combined total revenue growth of 21% and license revenue growth of 25% as compared to the third quarter of the prior fiscal year. Year-to-date, the database management products generated 26% growth in total and 34% in license revenue growth.

     The Company's open systems product lines include primarily the PATROL application and database management products, the PATROL DB data administration and management products and the backup and recovery utilities from DataTools,
Inc. (for whom the Company acts as an exclusive distributor).   In the
aggregate, the total revenues from these products grew 96% and license revenues grew 89% as compared to the quarter ended December 31, 1995. For the nine-month period, total revenues for these product lines grew approximately 140%, and license revenues grew approximately 132%. These products contributed 20% of total revenues and 26% of license revenues for the third quarter of fiscal 1997 and 17% and 23% of total and license revenues, respectively, for the nine-month period.


EXPENSES
                               Three Months Ended            Nine Months Ended
                                  December 31,                  December 31,
                              --------------------          -------------------
                                 (in thousands)                (in thousands)
                                 1996       1995    Change    1996        1995    Change
                              ---------  ---------  ------  ---------  --------   ------
Selling and marketing           $40,094    $32,281   24.2%   $113,355  $ 79,100    43.3 %
Research and development         20,056     15,729   27.5%     57,748    43,036    34.2 %
Cost of maintenance services
  and product licenses           13,657     11,367   20.1%     40,793    32,094    27.1 %
General and administrative       12,343     11,176   10.4%     34,021    27,003    26.0 %
Acquired research and
  development                        --     23,589     N/A     11,259    23,589   (52.3)%
                                -------    -------           --------  --------
   Total operating expenses     $86,150    $94,142           $257,176  $204,822
                                =======    =======           ========  ========


Overall, the expense growth rates in the quarter are lower than in the nine month period, as compared to the respective periods in the prior fiscal year. This is predominantly attributed to the relatively high level of revenues in the third quarter of fiscal 1996, and the commensurate high level of variable expenses in that quarter. Below is a discussion of each of the primary categories of expenses.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


SELLING AND MARKETING EXPENSES

     Selling and marketing expenses represented the largest absolute growth of the Company's operating expenses in both the three months and nine months ended December 31, 1996 over prior period levels. Growth from the third quarter of fiscal 1996 to the third quarter of fiscal 1997 was primarily due to increases in sales commissions, personnel costs and advertising fees. Sales commissions increased as a direct result of the 32% increase in license revenues.
Personnel costs increased as the result of a 33% increase in headcount (primarily open systems sales representatives and pre-sales support and marketing personnel) from December 31, 1995 to December 31, 1996. Other contributors to the increase were certain marketing and advertising activities and travel expenses. Growth in selling and marketing expenses from the nine months ended December 31, 1995 to the nine months ended December 31, 1996 was primarily caused by increases in sales commissions, personnel costs and travel expenses. As a percentage of total revenues, selling and marketing expenses were unchanged at 27% in the third quarter of fiscal 1997 from the third quarter of fiscal 1996; however, selling and marketing expenses increased from 26% in the nine months ended December 31, 1995 to 28% in the nine months ended December 31, 1996.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expense increases were primarily attributable to the addition of permanent and contract personnel who were hired to develop new product offerings and, to a lesser extent, support existing products. Research and development headcount from December 31, 1995 to December 31, 1996, including contract developers, increased by 28%. Growth in research and development expenses during the three and nine months ended December 31, 1996 from prior year comparable periods was also caused by increased commissions paid to product authors from the sale of software licenses. These increases have been offset during the three and nine months ended December 31, 1996 compared to the same periods in fiscal 1996 by an increase in software capitalization and by decreases in hardware costs within the Company's data center. For the third quarter of fiscal 1997, the Company capitalized $5,230,000 in software development costs. In the third quarter of fiscal 1996, the Company capitalized $4,237,000 in software development costs. The Company capitalized $15,518,000 and $12,733,000 in software development costs during the nine months ended December 31, 1996 and the nine months ended December 31, 1995, respectively.

COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

     Cost of maintenance services and product licenses expenses consist of amortization of purchased and internally developed software, costs associated with technical support operations and royalty fees. These costs have increased in the third quarter of fiscal 1997 primarily as a result of increased product licenses costs due to increased amortization of purchased and internally developed software and increases in royalty fees. During the three months ended December 31, 1996, the Company accelerated the amortization of some of its older products which also led to the increase in cost of maintenance services and product licenses. As a percentage of total revenues, these expenses have decreased slightly in each of the three and nine month periods ended December 31, 1996.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


     For the third quarter of fiscal 1997, the Company's amortization of internally developed software costs totaled $1,970,000 versus $1,553,000 in the third quarter of fiscal 1996. The Company's amortization of internally developed software costs totaled $6,274,000 and $6,432,000 during the nine months ended December 31, 1996 and 1995, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's general and administrative expenses for the third quarter of fiscal 1997 increased by 10% over the comparable period in fiscal 1996. For the nine months ended December 31, 1996 versus the nine months ended December 31, 1995, general and administrative expenses increased by 26%. The increase for both periods is largely related to personnel costs associated with a 8% increase in headcount and increases in professional fees and management bonuses. As a percentage of total revenues, general and administrative expenses have decreased from 9% to 8% for the three months ended December 31, 1996 and the three months ended December 31, 1995, respectively. For the nine months ended December 31, 1996 and December 31, 1995, these percentages have remained constant at approximately 9%.

OTHER INCOME

     For the third quarter of fiscal 1997, other income was $5,300,000, reflecting an increase of 34% over $3,956,000 of other income in the same
quarter of fiscal 1996.   Other income consists primarily of interest earned on
tax-exempt municipal securities, auction preferred stock, Eurodollar deposits, corporate debt securities, financed receivables, collateralized mortgage obligations and money market funds. The increase in other income is primarily due to the increase in cash available for investment.

INCOME TAXES

     For the third quarter of fiscal 1997, income tax expense was $21,109,000, compared to $15,749,000 for the same quarter in fiscal 1996. The Company's income tax expense represents the federal statutory rate of 35%, plus certain state taxes, reduced by the benefit from the Company's Foreign Sales Corporation, the effect of tax exempt interest earned from cash investments, the effect of tax deductions on certain technology acquisitions and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth through funds generated from operations. As of December 31, 1996, the Company had cash, cash equivalents and investment securities of $492,315,000.

     During the quarter ended December 31, 1996, the Company did not repurchase any shares of its common stock. As of December 31, 1996, the Company was authorized, by its Board of Directors, to repurchase up to 5,570,000 additional shares of the Company's common stock.

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

     CPU upgrade fees and enterprise license transactions are a substantial and integral component of the Company's mainframe business, and the percentage of license revenues contributed by enterprise license transactions has increased over the last three fiscal years. Through the nine months ended December 31, 1996, the enterprise license fees for future additional processing capacity and license restructurings comprised 22% of total revenues. The Company's future operating results are dependent upon customers' continued requirements for, and investment in, their mainframe systems software and their continued need to use the Company's existing software products on substantially greater mainframe
processing  capacity.    The Company  believes  that  the  demand  for
enterprise

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


licenses has been driven by customers' re-commitment over the last 18 to 24 months to the MVS mainframe platform for large scale, transaction intensive information systems. Whether this trend will continue is difficult to predict. There can be no assurance that these trends of MIPS growth and of customers using the Company's current mainframe products on more powerful computers will continue or that demand for enterprise license transactions will be sustained; if it is not, the Company's financial results would likely be materially and adversely affected.

     The Company derives over 80% of its total revenues from software products for IBM and IBM-compatible mainframe computers. IBM is attempting to reduce the overall software costs associated with the MVS mainframe platform and is continuing to enhance its utilities for IMS and DB2 to provide lower cost alternatives to those provided by BMC and other independent software vendors. The Company has traditionally maintained sufficient performance and functional advantages over IBM's base utilities, although there can be no assurance that it will continue to maintain such advantages.

     Upgrade fees have historically provided approximately 24% to 27% of the Company's total revenues. The charging of upgrade fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. The pricing of mainframe systems software, including the charging of tier-based upgrade fees or other capacity-based fees, is under continued pressure from customers. The Company believes its current pricing policies most properly reflect the value provided by its products. IBM provides alternatives to tier-based pricing with respect to its large mainframe CPUs and is attempting to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe computing platforms. These actions have increased pricing pressures within the mainframe systems software markets. The advent of IBM's "Sysplex" pricing of its mainframe systems software when installed in a complex of coupled mainframe CPU's may additionally increase these pricing pressures. If changes in mainframe systems software pricing or increased competition were to result in significant price decreases that were not offset by sales volume increases, the Company's business and financial results would be adversely affected.

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

     Operating income as a percentage of revenues, excluding the impact of acquired research and development costs ("Operating Margins"), remained relatively unchanged in the nine months ended December 31, 1996, versus the
prior comparable nine month period.   Since the Company's costs are to a large
extent fixed in the short term and are planned primarily based on sales forecasts, failure to achieve planned revenue growth in a period would likely have a material adverse affect on Operating Margins and net earnings. The Company has increased its expenditure levels significantly in fiscal
1996 and in the first nine months of fiscal 1997 on its open systems initiatives, with the investment being targeted primarily to research and development, sales and pre-sales personnel. The Company intends to continue such increased investment, which will place additional pressure on its Operating

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


Margins, particularly  if  revenue  expectations  are not  met  by its open
systems products.   Sales, support and distribution costs for client/server
software products are generally higher, as a percentage of sales, than for mainframe products, because of lower unit prices, more widely dispersed customers and prospects and intense competition. The Company is developing indirect channels through major open systems vendors to increase its coverage and presence in open systems markets in a cost effective manner. There can be no assurance that this strategy will be effective, however. Although the Company has made significant progress in implementing reseller and distribution arrangements for PATROL, open systems indirect sales were not material in the first three quarters of fiscal 1997. If the Company's direct sales force remains the primary channel for its client/server products, its cost of sales will likely increase and Operating Margins could be reduced.

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

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS

     The Company filed a lawsuit styled BMC SOFTWARE, INC. VS. PEREGRINE SYSTEMS, INC. ET AL., Cause No. 95-10161, in the 200th Judicial District Court of Travis County, Texas, in August 1995. The lawsuit seeks an injunction prohibiting four former employees and their employers, among other things, from using the Company's confidential information and trade secrets in the development of products similar to the products on which they worked while employed by the Company. The defendants have filed several counterclaims against the Company, alleging that the Company has tortiously interfered with Peregrine Systems, Inc.'s business relations, breached its nondisclosure agreements with the individual defendants, violated Section 15.05(a) of the Texas Free Enterprise and AntiTrust Act and misappropriated certain trade secrets and confidential information belonging to Peregrine/Bridge Transfer Corporation in violation of a confidentiality agreement between the Company and Peregrine Systems, Inc. The defendants' counterclaims seek injunctive relief preventing the Company from using Peregrine/Bridge Transfer Corporation's trade secrets and confidential information allegedly disclosed to the Company, a declaratory judgment that the Company's trade secrets and confidential information at issue are unqualified for protection as trade secrets or confidential information and actual and exemplary monetary damages. Management believes the ultimate resolution of the above matters will not be material to the Company's financial condition.


Item 6. Exhibits and Reports on Form 8-K


        (a)  Exhibits.

             None


        (b)  Reports on Form 8-K.

             None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BMC SOFTWARE, INC.



Date:                        By:/s/ Max P. Watson Jr.
       --------------------     ------------------------------------
                                Max P. Watson Jr.
                                Chairman of the Board, President and
                                Chief Executive Officer



Date:                        By:/s/ William M. Austin
       --------------------     ------------------------------------
                                William M. Austin
                                Chief Financial Officer



Date:                        By:/s/ Kevin M. Klausmeyer
       --------------------     ------------------------------------
                                Kevin M. Klausmeyer
                                Chief Accounting Officer

                                EXHIBIT INDEX


                       27  --  Financial Data Schedule