Form 10-K
period 1997-03-31
BMC SOFTWARE INC
filed 1997-06-30
CIK 835729

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-17136
                             ---------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on June 27, 1997 was $5,615,519,168.

     As of June 27, 1997, there were outstanding 101,374,702 shares of Common Stock, par value $.01, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in this report:

          Definitive Proxy Statement to be filed in connection with the registrant's Annual Meeting of Stockholders currently scheduled to be held on August 25, 1997 (Part III of this Report)

          Such Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

================================================================================

     This Annual Report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Actual results could differ materially from those indicated by such forward looking statements as a result of numerous important factors, certain of which are described herein. Readers should pay particular attention to the risk factors described in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Information and Certain Risks and Uncertainties That Could Affect Future Operating Results." Readers should also carefully review the cautionary statements described in the other documents the Company files from time to time with the Securities and Exchange Commission, specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by the Company.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     BMC Software, Inc. ("BMC" or the "Company") is a leading worldwide provider of high-performance systems management software products for mainframe and client/server based information systems. BMC also sells and provides maintenance, enhancement and support services for its products. BMC's principal customers are transaction and information intensive enterprises that rely heavily on their computing systems and are typically Fortune 1000 industrial and service corporations and similarly sized organizations worldwide. From inception, the Company has focused on addressing these customers' critical operational problems associated with their computers, databases and networks. The Company's products are organized into three groups: Data Management, Application Management and Performance Optimization, which are described under "Products" below. The Company distributes its products through its well-established direct sales force, sales agents, and through its network of indirect channels including value-added resellers, enterprise hardware and software vendors and systems integrators.

     Historically, BMC developed and sold products that enhanced and improved the operations of IBM's OS/390 (formerly known as "MVS") mainframe operating system and IMS and DB2 mainframe database management systems. This remains the Company's principal business. The Company's most important product lines by revenue and earnings contribution are its high performance utilities for IMS and DB2 and its database administration products for DB2. The high performance utilities maximize the availability of large IMS and DB2 databases by providing core services, such as copying, loading, unloading and reorganizing a database, far more quickly and efficiently than the utilities native to these databases. The administrative products for DB2 include a DB2 performance monitor and the change management products for DB2, which automate routine and repetitive tasks necessary to the operation of large DB2 databases. The high speed utilities for IMS and DB2 and the administrative products for DB2 generated approximately 63% of total revenues in fiscal 1997 and a higher percentage of net earnings.

     Beginning in 1994, the Company concentrated its efforts on diversifying into the client/server systems management market and has invested significantly in its client/server product strategies to date. The Company now has a portfolio of over 80 systems management products for client/server systems that operate in a wide range of operating system environments and with all of the leading database management systems ("DBMS"). Led by the PATROL family of products, which monitor and manage client/server operating systems, DBMSs and applications, the Company's client/server products generated approximately 19% of total revenues in fiscal 1997. The Company is integrating its mainframe and client/server product offerings in furtherance of its Cooperative Enterprise Management Solutions ("CEMS") strategy. CEMS emphasizes enterprise-wide support of the disparate mix of hardware platforms, DBMSs and applications that characterizes large-scale computing systems. The Company believes that it is well positioned to meet customers' requirements for broad-based platform support based on its leadership position as a vendor of systems management tools and utilities for mainframe computers and since PATROL is architecturally designed to support multiple platforms with minimal additional development efforts.

     BMC was organized as a Texas corporation in 1980 and was reincorporated in Delaware in July 1988. Its principal corporate offices are located at 2101 CityWest Blvd., Houston, TX 77042-2827. Its telephone number is (713) 918-8800.

STRATEGY

     Most large commercial and governmental organizations are becoming increasingly dependent upon information technology to conduct their businesses competitively and efficiently. Consequently, information systems have become more complex and both geographically and technologically distributed. So, while maximum availability and performance of information systems are critical, the complexity and distributed nature of these systems makes these goals difficult to achieve. BMC's strategy is to provide enterprise systems management products that address and solve critical operational problems on the varied platforms deployed by its customers.

     The foundation of the Company's CEMS strategy is its commitment to heterogeneous platform support. BMC continues to support the OS/390 operating system for the mainframe environment while investing heavily in new technology for the client/server operating environments. The Company believes that the OS/390 mainframe operating system, DBMSs and applications operating therein continue to represent the most effective computing environment for large scale, transaction intensive enterprises. This belief has been validated by the increased demand for mainframe processing capacity over the past 24 months. Beginning in fiscal 1994, the Company has extended its product offerings into the open systems market through the acquisition, enhancement and internal development of technologies for a wide variety of operating systems and platforms. The following table sets forth a sample of the operating systems, DBMSs and applications with which the Company's products operate:

OPERATING SYSTEMS           DBMSS               APPLICATIONS
-----------------           -----               ------------
- Netware           - ADABAS                - Microsoft Exchange
- OS/390            - CA-Ingres             - Lotus Notes
- OS/2              - DB2                   - Oracle Financials
- Open VMS          - IMS/DB                - PeopleSoft
- UNIX              - IMS/Fast Path         - SAP
- Windows           - Informix
- Windows NT        - Microsoft SQL Server
                    - Oracle
                    - Sybase

     The success of the CEMS strategy and ultimately the securing of a competitive advantage in its markets is dependent upon several key initiatives, including the distribution of BMC technology through third-party sales and marketing channels, and the integration of BMC technology with complementary technology from leading third-party systems software vendors. In order to maximize its reach into the broad open information systems market, the Company has entered into distribution arrangements with several large scale enterprise hardware and software vendors such as Digital Equipment Corp. ("DEC"), Groupe Bull ("Bull"), Hewlett-Packard Corp. ("HP"), and Siemens AG ("Siemens"). In addition to these distribution arrangements, the Company has also contracted for the resale of its products through numerous systems integrators and value-added resellers. These indirect channels increase the awareness of BMC's products in the marketplace and the Company believes, in many cases, offer a competitive advantage by introducing BMC products as a component of a larger, enterprise-wide hardware/software solution. In fiscal 1997, these indirect distribution channels produced approximately $23 million in client/server license revenues.

     In recent years, there have been numerous technological advancements and product introductions in the areas of systems management and security, internet/intranet applications and data warehousing. The Company believes that its PATROL products offer key solutions in each of these areas. In order to effectively address these solutions, BMC has integrated its technology with and/or partnered with leading vendors in each of these areas to deliver comprehensive, enterprise-wide solutions. The following table sets forth a sample of the products and vendors with which the Company has partnered and/or integrated with in the above mentioned areas of technology:

       MANAGEMENT/SECURITY               INTERNET/INTRANET           DATA WAREHOUSING
       -------------------               -----------------           ----------------
- Unicenter (Computer Associates)  - Spyglass                      - DataReach (EMC)
- OpenView (HP)                    - Enterprise Server (Netscape)  - Red Brick Warehouse
- TME (IBM)                        - Cisco*                          (Red Brick)
- Command/POST (Boole & Babbage)   - Compaq*                       - CONNECT (Sybase)
- OmniGuard (AXENT)                - Intel*
- ISM/Open Master (Bull)           - Microsoft*
- VISION (Unify)
- SPECTRUM (Cabletron)

---------------

* These companies, along with BMC, are members of the Web-Based Enterprise Management ("WBEM") effort; an industry standards effort that will allow administrators to use any Web browser to manage disparate systems, networks and applications.

PRODUCT DEVELOPMENT HISTORY

     BMC's product development originated with its 3270 OPTIMIZER series for IBM's IMS/DB and CICS environments. These products provide improved network response time, thus reducing operating costs and delaying the need for network upgrades. The 3270 OPTIMIZER series established the Company's reputation for delivering value-added products which are easy to install and use. This network optimization line has been systematically enhanced since its introduction, resulting in the currently marketed ULTRAOPT(TM)/IMS and ULTRAOPT(TM)/CICS introduced in fiscal 1994 and fiscal 1996, respectively.

     From fiscal 1983 to fiscal 1987, the Company introduced its core reorganization utilities for the IBM IMS/DB environment: SECONDARY INDEX UTILITY, LOADPLUS(C) and UNLOAD PLUS(C). These utilities, which remain a key component of many of the largest IMS/DB environments operating currently, reduce system downtime by dramatically reducing the time necessary to perform database reorganizations. During the same time period, BMC introduced its DELTA IMS(C) product line, which speeds and simplifies changes within the IMS/DB environment. Again, these products deliver technology on which many IMS/DB users rely for the ongoing operation of their information systems even today. In fiscal 1989, the Company acquired Trimar Software Systems Ltd. ("Trimar"). Similar to the Company's IMS/DB utilities, the Trimar technology offers high speed reorganization for IBM's IMS/VS Fast Path systems for very large, transaction intensive environments.

     From fiscal 1988 to fiscal 1992 BMC extended its high speed reorganization functionality to the IBM DB2 environment and introduced its DB2 administrative tools. The key components of the DB2 reorganization suite are REORG PLUS for DB2(C), LOADPLUS(C) for DB2(C) and UNLOAD PLUS(C) for DB2(C). The DB2(C) administrative tools, ALTER for DB2(C), CATALOG MANAGER for DB2 and DASD MANAGER for DB2(C) automate and simplify DB2 maintenance, querying and structural manipulation. In fiscal 1993, the Company introduced CHANGE MANAGER for DB2(C), a powerful administrative solution which provides data structure manipulation, dependency analysis, structure migrations, migration of changes and version control.

     In fiscal 1994, the Company acquired Patrol Software Pty. Ltd and its PATROL applications management technology. This technology allows for the automated management by exception of applications, DBMSs and operating systems distributed throughout an enterprise's computing environment. Since acquiring the technology, the Company has introduced over 30 additional components to the PATROL product family. In November 1995, BMC acquired Peer Networks, Inc. and its technology which adds to PATROL support for the Simple Network Management Protocol ("SNMP"), the leading protocol for network management and the leading standard for information collection in multi-vendor computing environments.

     In March 1995, the Company entered into an agreement with DataTools, Inc. ("DataTools") to act as an exclusive distributor of DataTools' SQL-BackTrack products which automate and manage the DBMS backup process. The SQL-BackTrack technology currently supports the DBMS products from Informix Corp. ("Informix"), Oracle Corporation ("Oracle") and Sybase, Inc. ("Sybase"). During Fiscal 1997, the Company introduced its PATROL SQL-BackTrack KM which integrates SQL-BackTrack into the PATROL environment, adding a graphical user interface ("GUI") and management capability. In May of 1997, BMC purchased all of the outstanding shares of DataTools. The Company intends to continue marketing the SQL-BackTrack products as both a point solution for backup functionality and as an integrated component of the Company's data management solution set.

     In January 1996, BMC acquired HawkNet, Inc. ("HawkNet"), the developer of NetTUNE PRO which enables network managers to both monitor and tune multiple network servers across an enterprise. In its original version, NetTUNE PRO was compatible with only Novell, Inc.'s ("Novell") NetWare operating system. During fiscal 1997, BMC extended the product's functionality to the Windows NT environment from Microsoft Corp. ("Microsoft"). Also during fiscal 1997, the Company introduced its OPERTUNE(C) products for the HP/UX and Solaris UNIX operating systems from HP and Sun Microsystems, Inc. ("Sun"), respectively. Similar to NetTUNE PRO, these products provide dynamic tuning capabilities for the operating system.

     In fiscal 1996, the Company introduced the Extended Performance line of DBMS utilities for IMS/DB and IMS/Fast Path which offer dramatically improved performance over the native DBMS utilities and exploit IBM's Parallel Sysplex technology, allowing for the coupling of multiple mainframe central processing units ("CPUs") for increased processing capacity. In fiscal 1997, BMC introduced 7 additional titles for IBM's OS/390-based DBMSs, including 3 DB2 administrative tools which use a GUI common to the Company's open systems administrative tools. This common GUI reduces the complexity of managing multiple DBMSs by rendering transparent the movement from the OS/390 operating system to the client/server operating systems.

     In June 1996, BMC and IBM entered into a joint technology agreement to bring the benefits of parallel processing and System/390's Parallel Sysplex computing technology to customers using batch processing. By integrating the Company's BATCH ACCELERATOR technology into its SmartBatch for OS/390 product, IBM provides its Parallel Sysplex customers the ability to transparently and dynamically split existing batch jobs into individual steps that are then routed for concurrent execution to other processors based on processor speed and resource availability. IBM began selling the SmartBatch for OS/390 product under an exclusive distribution agreement in the fourth quarter of fiscal 1997.

     In fiscal 1996, BMC introduced the first of its DBMS administration products for the client/server systems operating environments. PATROL DB-Voyager and PATROL DB-Alter provide advanced DBMS query, browsing, schema change and migration capabilities accessed through an intuitive GUI. By the end of fiscal 1996, these products supported UNIX-based DBMSs from Oracle, Sybase and IBM. In fiscal 1997, these products were extended to the DBMS products from Informix Corp. ("Informix") and the SQL Server DBMS from Microsoft, which functions in the Windows NT operating system environment. During fiscal 1997, BMC also introduced PATROL DB-Change Manager for the Oracle and Sybase DBMSs. This product streamlines the process of managing changes to applications at the application or system level.

     Subsequent to March 31, 1997, the Company introduced its PATROL CGI Server product. CGI, or the Common Gateway Interface, is the de facto industry standard
(API) for applications that must communicate with Web servers to perform dynamic tasks associated with viewing information over the internet. CGI applications have a number of inherent limitations that inhibit availability, performance, scalability and reliability. PATROL CGI Server reduces contention between CGI applications and other Internet services to increase availability and performance of CGI applications, Web server, and internet pages. Additionally, in April 1997, BMC announced a strategic alliance with EMC Corporation ("EMC") for joint marketing, sales, support and future development of EMC's DataReach product. EMC DataReach software provides data warehouses with faster and more frequent access to mainframe-based data.

PRODUCTS

  Data Management

     The Company's data management product line includes its high performance utilities, backup and recovery management and database administration series of products. These product lines are designed to provide comprehensive management of the enterprise database resulting in improved integrity, increased availability and more efficient use of scarce resources within the information systems environment. The data management products for IMS/DB and DB2 have historically been the Company's largest revenue source. In each of the last three fiscal years, these products have generated over 60% of total revenues and higher percentages of net earnings. The client/server data management offerings represent the Company's fastest-growing product series. Excluding SQL-BackTrack, these products accounted for approximately 4% of total revenues for fiscal
1997 -- an increase of over 900% from fiscal 1996. The SQL-BackTrack products represented approximately 3% of total revenues for the year ended March 31, 1997, and all other data management products accounted for an additional 3% of total revenues.

     Large enterprise DBMSs require periodic maintenance in order to optimize performance and ensure data integrity. These maintenance processes are time consuming and often render the DBMS inaccessible to users, thus disrupting business operations. The Company's high performance utilities dramatically increase the speed of these maintenance processes and condense the number of steps required, resulting in higher DBMS availability. In addition to the utilities for IMS/DB and DB2 discussed above, the Company offers high performance utilities for the IMS/VS Fast Path environment. These products contributed approximately 3% of total revenues for fiscal 1997.

     Backup and recovery management products automate the process of recovering databases and restarting applications after an outage. These products provide a comprehensive approach across multiple platforms and provide assurance that critical data is recoverable after both a local outage or a disaster. The products eliminate manual, error-prone steps, reduce redundant reprocessing work following an outage and provide an audit of recoverability. The Company's RECOVERY MANAGER product supports coordinated recovery between IMS/DB and DB2 DBMSs eliminating the need for individual DBMS recoveries in these environments. In fiscal 1996, BMC extended its RECOVERY MANAGER technology to the DBMSs offered by Oracle and Sybase. This product series also includes the SQL-BackTrack products from DataTools and the APPLICATION RESTART CONTROL products, which provide the ability to resume processing of a failed or interrupted batch application from the most recent successful checkpoint rather than from the beginning of the job step. This restart capability eliminates wasted time and resources while improving data availability and ensuring data integrity.

     The database administration products for IBM's DB2 for OS/390 and the client/server DBMSs provide for the creation, modification, migration and versioning of database schemas and can initiate the activities of the database utilities to provide maintenance functions and increase performance. In keeping with its dedication to heterogeneous support, the Company has created a common GUI which allows the user to access the administrative tools across multiple DBMSs. BMC is currently integrating this GUI into its existing administrative tools for DB2 for OS/390. The Company has also introduced its PATROL DB-Admin KM which provides integration between the database administration products and the PATROL management technology.

  Application Management

     The Company's PATROL management suite of products delivers comprehensive solutions that improve performance while automating control of increasingly complex, heterogeneous environments. PATROL uses a unique, three-tiered architecture comprised of the (1) console, (2) agent and (3) knowledge module

("KM"). The console graphically depicts all applications, operating systems, DBMSs and underlying resources being monitored and managed by PATROL. The user may access this information through the native console or use the PATROLVIEW product to view information through leading systems management framework consoles such as OpenView from HP, Unicenter from Computer Associates or TME from IBM.

     The autonomous, intelligent agent, which resides on the DBMS or application server, is equipped to take corrective action on its own without communication with the central console. By reducing the amount of communication between the console and agent, network traffic is reduced, thus the PATROL product is capable of scaling up to thousands of servers. Exception reporting and corrective actions are communicated to the console on an "as needed" basis as defined by the user.

     The KM component incorporates knowledge specific to the individual operating systems, DBMSs and applications. The KM architecture, through the use of the Patrol Scripting Language, allows for rapid development to extend the PATROL product's management capabilities to additional platforms. In addition to its own internal development efforts, the Company is also licensing a KM tool kit to third parties, allowing for external development of KM technology to fit into the management suite. Furthermore, BMC is using the extensibility of the KM architecture to integrate PATROL's management capabilities into its own products, as evidenced by the PATROL DB-Admin, PATROL SQL-BackTrack and PATROL CGI Server KMs.

     During fiscal 1997, the PATROL management product series contributed approximately 12% of total revenues.

  Performance Optimization

     BMC's performance optimization product line includes both its network optimization and data availability and optimization series. The network optimization products, which contributed approximately 4% of total revenues in fiscal 1997, provide performance and availability enhancements for mainframe networks. These products minimize the number of characters transmitted across telecommunications networks connecting host mainframe CPUs and end-user terminals, thus increasing response time and decreasing network traffic.

     The data availability and optimization products provide transparent management of enterprise data, resulting in increased availability and performance of the operating systems, DBMSs and applications with which they operate. The DELTA IMS line allows organizations to define IMS system components, expand user access and increase the size of the network without extensive programming or impact to IMS/DB application access. The data compression products for the OS/390-based DBMSs and VSAM data sets deliver advanced compression techniques and options that maximize storage and input/output performance. BMC's EXTENDED BUFFER MANAGER ("XBM") products for IMS/DB and DB2 improve system performance by greatly reducing the input/output needed to provide access to data frequently used by one or more applications running in the same operating environment. When coupled with the Company's IMAGE COPY PLUS or COPY PLUS for DB2 products, XBM allows for the creation of DBMS backup copies with limited interruption of access to the data stored within the DBMS.

     The Company has introduced several new products in its availability and optimization series over the past 12 months, including the SmartBatch for OS/390, OPERTUNE and PATROL CGI Server products discussed above. These products are focused on providing improved performance for the emerging Parallel Sysplex, open systems and internet technologies. The availability and optimization series generated approximately 8% of total revenues for the year ended March 31, 1997.

SALES AND MARKETING

     BMC sells its mainframe products primarily through its direct sales force and its client/server products through its direct sales force and indirect sales channels. In its direct sales channel, the Company continues to employ telephonic sales, or "telesales," to sell its products and encourage prospects to test its products on a free trial basis. The direct sales channel is organized into mainframe and open systems groups, although the mainframe representatives cooperate extensively with the open systems representatives in large account situations. The Company does not employ further product specialization of its sales force and instead relies upon its software consultants for detailed technical knowledge of a given product. As of March 31, 1997, the Company's direct sales force employed 147 sales representatives in North America and 134 international sales representatives. The Company employs an additional 39 sales representatives, worldwide, responsible for managing the indirect sales channels.

     The Company employs technically trained software consultants to provide specialized technical product knowledge to accounts, particularly in the DB2 and open systems markets. These consultants assist in installing the Company's products and conducting in-depth technical evaluations of their performance and features. In many cases, the software consultants provide these services on-site. The Company has significantly expanded its staff of software consultants as competition in the DB2 tools and utilities markets has increased and as open systems sales have grown. As of March 31, 1997, the Company employed 121 software consultants.

     The Company's North American sales force is primarily based in Houston, Texas. The Company has also opened field sales offices in Washington, D.C., Los Angeles and San Francisco, California, Chicago, Illinois, and New York City to increase it direct presence in the regions surrounding those cities. The Company also staffs the offices with software consultants to reduce the overall travel requirements to these regions. As discussed under "Strategy" above, the Company is developing indirect channels for its open systems products. The Company has established a channels operations group to promote, negotiate and support such distribution arrangements and is continuing to invest in its channels infrastructure.

INTERNATIONAL OPERATIONS

     Approximately 39%, 41% and 38% of the Company's total revenues in fiscal 1995, 1996 and 1997, respectively, was derived from business outside North America.

     The Company conducts its international sales, marketing and support primarily through 17 wholly-owned subsidiaries worldwide. These offices employ the same telesales and telephone support strategies the Company employs in North America, although the international subsidiaries typically conduct more frequent on-site sales and support calls because of greater geographic proximity to customers and prospects. In fiscal 1997, the Company established direct sales subsidiaries in Austria, Hong Kong and Korea. In addition to its subsidiaries, the Company is represented by numerous independent agents worldwide.

     Total revenues, operating profits and identifiable assets attributable to the Company's North American, European and other international operations (primarily in the Pacific Rim) are set forth in Note 10 to the Consolidated Financial Statements contained herein. The Company believes that its operations outside the United States are located in countries that are politically stable and that such operations are not exposed to any special or unusual risks. The Company's growth prospects are highly dependent upon the continued growth of its international license and software maintenance revenues. The Company's international license revenues and expenses have, however, been somewhat unpredictable at times over the last three fiscal years.

     Revenues from the Company's foreign subsidiaries are denominated in local currencies, as are operating expenses incurred in these locales. To date, the Company has not had any material foreign exchange currency losses. For a discussion of the Company's currency hedging program and the impact of currency fluctuations on international license revenues in fiscal 1996 and 1997, see "Management's Discussion and Analysis of Results of Operations and Financial Conditions -- Results of Operations -- Expenses -- Risk Management" and Note 1(g) of Notes to Consolidated Financial Statements contained herein. The Company has not previously experienced any difficulties in exporting its products, but no assurances can be given that such difficulties will not occur in the future.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company continues to invest a significant amount of its resources in its internal research and development operations. These costs relate primarily to the compensation of research and development personnel. As of March 31, 1997, approximately half of the Company's employees were research and development and support personnel. The Company's expenditures on research and development and on product maintenance and support, including amounts capitalized, in the last three fiscal years are discussed below under the headings, "Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Expenses -- Research and Development" and "-- Expenses -- Cost of Maintenance Services and Product Licenses."

     The Company's CEMS strategy of supporting a broad variety of open systems platforms with its products increases the complexity and difficulty of developing new products and requires greater cooperation between development teams than its traditional mainframe tools and utilities. The Company has experienced delays in certain of its product introductions as a result.

     The Company's research, development and support teams are organized around product groups and are led by product authors, who are key developers that receive incentive commissions on product sales. At March 31, 1997, the Company employed 52 such product authors. The development of client/server products generally requires larger teams and a more cooperative development approach, so that the Company modified its author commission plan to provide performance incentives to team members beyond the product author. The Company's primary research and development activities are based in Houston and Austin, Texas. In addition to its North American development operations, the Company maintains development centers in Singapore and Frankfurt, Germany. These development centers are primarily engaged in providing local language support and integration with local-market hardware and software systems vendors.

MAINTENANCE, ENHANCEMENT AND SUPPORT SERVICES

     Revenues from the provision of maintenance, enhancement and support services comprised 41%, 37% and 32% of total revenues in fiscal 1995, 1996 and 1997, respectively. Payment of maintenance, enhancement and support fees entitles a company to telephone support and problem resolution services and enhanced versions of a product released during the maintenance period, including new versions necessary to run with the most current release of the operating systems, databases and other software supported by the product. Such maintenance fees are an important source of recurring revenue to the Company, and the Company invests significant resources in providing maintenance services and new product versions. These services are also important to customers, particularly mainframe customers, who require prompt problem resolution because of their dependence on the products to run information systems that are central to their enterprises. The services are also necessary because customers require forward compatibility when they install new versions of the systems software supported by a particular BMC product. The Company internally creates and produces all user manuals, sales materials and other documentation related to its products.

     For the Company's mainframe products, the fee for the first year of product maintenance services is included in the perpetual license fee. Subsequently, perpetual licensees may renew their maintenance agreements each year for an annual fee. The annual fee for mainframe products is generally 18% to 20% of the then current list perpetual license fee of the licensed product as adjusted for any applicable discounts. For the Company's client/server products, the initial maintenance period is shorter and the renewal fee varies depending on the level of support selected by the licensee.

PRODUCT PRICING AND LICENSING

     The Company's mainframe products are generally priced and licensed on a tiered pricing basis whereby the license fee for a product increases in relation to the processing capacity of the CPU on which the product is installed. Under tiered pricing, CPUs are classified by CPU tier according to their processing power as measured in millions of instructions per second ("MIPS"). More powerful CPUs fall into higher tiers and carry higher license fees. CPU upgrade fees are charged if a product is installed on another CPU that falls in a higher CPU group category. Under the Company's enterprise licensing program, customers may alternatively license products on an enterprise wide basis, whereby the customer can use the products on an unlimited number of CPUs of any size, subject to a limit on the aggregate processing power of such CPUs as measured in MIPS. CPU upgrade fees contributed 20%, 23% and 28% of total revenues in fiscal years 1995, 1996 and 1997, respectively. Because maintenance fees are based on the license fee for the product as of the annual renewal date, maintenance fees increase when a product is installed on a larger CPU.

     The Company maintains various discount programs for its mainframe and open systems products, including standard discounts for multiple copies of a product, discounts for enterprise license transactions and discounts for its DB2 products.

     The Company also prices and licenses PATROL on a CPU tier basis. Because PATROL is a relatively new product and because many of its licensees are still in a pilot or implementation phase of use, CPU upgrade fees from PATROL have been immaterial to date. The Company expects that PATROL revenues will be predominately from additional unit sales rather than CPU upgrade fees, but that such CPU upgrade fees will increase over time. Certain of the Company's other client/server products are also licensed on a tiered basis, while those at lower price points are licensed on a per unit basis.

     BMC's products are generally marketed on a trial basis. When a customer desires to license a trialed product, a permanent product copy or a coded password to convert the trial tape to a permanent tape is provided. Consequently, the Company does not have any material product backlog of undelivered products. The Company licenses its software products almost exclusively on a perpetual basis.

     BMC recognizes revenues from perpetual licenses and upgrade fees when both parties are legally obligated under the terms of the respective agreement, the underlying software products have been shipped, collection is deemed probable and there are no remaining material Company obligations. The Company recognizes maintenance revenue, including maintenance bundled with perpetual license fees, ratably over the maintenance period.

     For a discussion of enterprise license transactions, the various components of license and upgrade revenues and the Company's revenue recognition practices for such components, see the discussion below under the heading "Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Operating Results -- Revenues -- License Revenues" and Note 1(h) in Notes to Consolidated Financial Statements.

COMPETITION; SYSTEM DEPENDENCE

     The Company's mainframe products run primarily with IBM's IMS/DB and DB2 database management systems and IMS/TM, CICS and VTAM data communications systems. Certain of these products are essentially improved versions of system software utilities that are provided as part of these integrated IBM system software products. IBM continues to improve or add to these integrated software packages as part of its strategic initiative of reducing the overall software costs associated with its mainframe computers. If IBM is successful in duplicating the Company's products, it could provide them at little or nominal additional cost to the customer. This would likely have a material adverse effect on demand for new licenses and recurring maintenance of the Company's competing products.

     The mainframe systems software business is highly competitive. BMC's competitors include IBM and several independent software vendors that have the ability to develop and market products similar to, and competitive with, the Company's products. The market for DB2 tools and utilities is far more competitive than the Company's IMS markets and continues to increase in competitiveness. Product pricing is a key competitive factor in the market for third-party tools and utilities for DB2, and the Company has periodically adjusted its discount structure for its DB2 products to maintain its competitiveness in this market.

     The client/server markets the Company is addressing are competitive to an even greater degree than the mainframe systems software market. All of the major mainframe systems software vendors have announced client/server strategies that appear to overlap to varying degrees with PATROL and BMC's other client/ server products. The relational DBMS vendors, such as Oracle and Sybase, and hardware companies such as HP, Sun Microsystems Inc. and Cabletron, are also providing competitive or potentially competitive products. PATROL overlaps with network management products, such as HP's OpenView and Cabletron's SPECTRUM, and with systems management frameworks such as CA-Unicenter and Tivoli's TME. The Company's strategy is to complement these frameworks by integrating with them. It is likely, however, that the network and systems management framework providers will, over time, attempt to extend their products into PATROL's functional space. In addition, the barriers to entry are far lower in the client/server software markets, as computer resources are far less expensive, development skills are more widespread and venture funding is widely available. The Company expects these markets to continue to increase in competitiveness.

     The Company continually modifies its mainframe products to maintain compatibility with new IBM hardware and software. To maintain such compatibility and to develop and test new products, the Company licenses IMS/DB, DB2, IMS/TM, CICS and other software systems from IBM on similar terms as other IBM customers. If IBM were to terminate the current license arrangements or otherwise deny the Company access to these systems, or if IBM adopts technological changes that prevent or make more difficult access to the systems, the Company would be adversely affected. Similarly, if the Company is unable to acquire and maintain access to the major client/server relational DBMSs similar to its access to DB2 and other IBM systems software, its development of client/server products would be impeded. Certain of the leading client/server DBMS vendors are less cooperative in providing technical assistance to independent systems software vendors.

     The Company believes that the key criteria considered by potential purchasers of its products are as follows: the operational advantages and cost savings provided by a product; product quality and capability; product price and the terms on which the product is licensed; ease of integration of the products with the purchaser's existing systems; quality of support and product documentation; and the experience and financial stability of the vendor.

CUSTOMERS

     No individual customers accounted for a material portion of the Company's revenues during any of the past three fiscal years. Since the Company's mainframe packages are used with relatively expensive computer hardware, most of its revenues are derived from companies that have the resources to make a substantial commitment to data processing and their computer installations. Most of the world's major companies use one or more of the Company's software packages. The Company's software products are generally used in a broad range of industries, businesses and applications. The Company's customers include manufacturers, telecommunications companies, financial service providers, banks, insurance companies, educational institutions, retailers, distributors, hospitals and value-added resellers.

INTELLECTUAL PROPERTY

     The Company distributes its products in object code form and relies upon contract, trade secret, copyright and patent laws to protect its intellectual property. The license agreements under which customers use the Company's products restrict the customer's use to its own operations and prohibit disclosure to third persons. The Company is, however, in some cases distributing its client/server products on a shrink wrap basis and the enforceability of such restrictions in a shrink wrap license is uncertain. Also, notwithstanding those restrictions, it is possible for other persons to obtain copies of the Company's products in object code form. The Company believes that obtaining such copies would have limited value without access to the product's source code, which the Company keeps highly confidential. In addition, the Company's products are generally encoded to run only on a designated CPU, and trial tapes provided to potential customers generally function only for a limited trial period.

EMPLOYEES

     As of March 31, 1997, the Company had 1,813 full-time employees. The Company believes that its continued success will depend in part on its ability to attract and retain highly skilled technical, sales, marketing and management personnel. Competition is particularly intense for client/server sales and development personnel. The Company considers its employee relations to be excellent.

ITEM 2. PROPERTIES

     The Company's headquarters and principal sales and product development operations are located in Houston, Texas, where the Company owns and occupies a 450,000 square foot office building. The Company has begun construction of an additional office facility for its Houston headquarters. The new facility will have approximately 225,000 square feet of space and will cost approximately $43 million. The Company leases a 100,000 square foot product development office in Austin, Texas and its marketing and support offices in Sao Paulo, Brazil; Camberley, England; Frankfurt, Germany; Milan and Rome , Italy; Paris, France; Tokyo, Japan; Madrid and Barcelona, Spain; Melbourne and Sidney, Australia; Copenhagen, Denmark; Nieuwegein and Hoofddorp, Netherlands; Vienna, Austria; Zurich, Switzerland; Seoul, Korea; Hong Kong; Singapore and Brussels, Belgium. The Company leases its principal mainframe computers, an IBM ES9000-952, an IBM 390 600S and a CMOS-1, and its telecommunications equipment. See Notes 1(e) and 9 of Notes to Consolidated Financial Statements below.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operations or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since August 12, 1988, the Company's Common Stock has been traded in the NASDAQ National Market System under the symbol "BMCS." At June 27, 1997, the Company had 645 holders of record of Common Stock.

     The following table sets forth the high and low bid quotations per share of Common Stock for the periods indicated.

                                                               PRICE RANGE OF
                                                                COMMON STOCK
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
FISCAL 1996
  First Quarter.............................................  $20.25    $13.81
  Second Quarter............................................   25.75     17.25
  Third Quarter.............................................   23.13     16.25
  Fourth Quarter............................................   30.69     18.63
FISCAL 1997
  First Quarter.............................................  $33.88    $26.63
  Second Quarter............................................   43.13     25.38
  Third Quarter.............................................   46.75     39.25
  Fourth Quarter............................................   51.00     39.75

     The Company has not paid any dividends since 1988 and does not intend to pay any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings otherwise available for cash dividends on the Common Stock for use in its operations, for expansion and for stock repurchases. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data presented under the captions "Statement of Earnings Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 1997, are derived from the consolidated financial statements of BMC Software, Inc. and subsidiaries. The financial statements for all fiscal years presented have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with the consolidated financial statements as of March 31, 1996 and 1997, and for each of the three years in the period ended March 31, 1997, the accompanying notes and the report thereon, which are included elsewhere in this Form 10-K.

                                                       YEARS ENDED MARCH 31,
                                      --------------------------------------------------------
                                        1993        1994        1995        1996        1997
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Revenues:
  Licenses..........................  $136,901    $167,176    $204,957    $269,022    $380,894
  Maintenance.......................   101,599     121,324     140,043     159,828     182,316
                                      --------    --------    --------    --------    --------
          Total revenues............   238,500     288,500     345,000     428,850     563,210
Selling and marketing expenses......    67,263      75,198      89,724     116,724     154,829
Research and development expenses...    38,131      46,969      55,493      59,011      77,459
Cost of maintenance services and
  product licenses..................    23,289      28,216      31,960      44,854      56,569
General and administrative
  expenses..........................    23,732      26,175      29,935      37,083      46,070
Acquired research and development
  costs.............................        --      32,038      29,260      23,589      11,259
                                      --------    --------    --------    --------    --------
Operating income(2)(3)(4)(5)........    86,085      79,904     108,628     147,589     217,024
Other income........................     7,323      10,708      11,704      15,446      20,050
                                      --------    --------    --------    --------    --------
Earnings before income
  taxes(2)(3)(4)(5).................    93,408      90,612     120,332     163,035     237,074
Income taxes........................    28,022      34,123      42,815      57,464      73,202
                                      --------    --------    --------    --------    --------
          Net
            earnings(2)(3)(4)(5)....  $ 65,386    $ 56,489    $ 77,517    $105,571    $163,872
                                      ========    ========    ========    ========    ========
Earnings per share(1)(2)(3)(4)(5)...  $   0.62    $   0.54    $   0.76    $   1.01    $   1.53
                                      ========    ========    ========    ========    ========
Shares used in computing earnings
  per share(1)......................   104,708     104,608     101,952     104,572     107,155
                                      ========    ========    ========    ========    ========

                                                          AS OF MARCH 31,
                                      --------------------------------------------------------
                                        1993        1994        1995        1996        1997
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...........  $ 44,797    $ 37,814    $ 39,494    $ 62,128    $ 79,794
Working capital.....................    74,449      29,429      35,166      43,775      43,719
Total assets........................   378,652     417,527     502,649     608,218     844,159
Long-term obligations, including
  current portion(6)................        --          --          --          --          --
Stockholders' equity................   223,386     250,400     306,154     383,708     546,212

---------------

(1) See Note 1 to Consolidated Financial Statements for the basis of computing net earnings per share.

(2) Includes the impact of a one-time charge of $32,038,000 (pre-tax), or $28,398,000 (net of tax), for the fiscal 1994 acquisition of Patrol Software. Excluding this one-time charge, fiscal 1994 earnings were $84,887,000 or $0.81 per share. Operating income was $111,942,000. Earnings before income taxes were $122,650,000.

(3) Includes the impact of a one-time charge related to several fiscal 1995 transactions of $29,260,000 (pre-tax), or $25,701,000 (net of tax). Excluding this one-time charge, fiscal 1995 earnings were $103,218,000 or $1.01 per share. Operating income was $137,888,000. Earnings before income taxes were $149,592,000.

(4) Includes the impact of a one-time charge related to several fiscal 1996 technology acquisitions of $23,589,000 (pre-tax), or $22,831,000 (net of tax). Excluding this one-time charge, fiscal 1996 earnings were $128,402,000 or $1.23 per share. Operating income was $171,178,000. Earnings before income taxes were $186,624,000.

(5) Includes the impact of a one-time charge related to several fiscal 1997 technology acquisitions of $11,259,000 (pre-tax), or $7,318,000 (net of tax). Excluding this one-time charge, fiscal 1997 earnings were $171,190,000, or $1.60 per share. Operating income was $228,283,000.
    Earnings before income taxes were $248,333,000.

(6) Excludes deferred revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     This discussion comprises historical information for the periods covered, followed by certain forward looking information and information about certain risks and uncertainties that could cause the Company's future operating results to differ from results indicated by any forward looking statements made by the Company or others. It is important that the historical discussion be read together with the discussion of such risks and uncertainties, and that these discussions are read in conjunction with the accompanying audited financial statements and notes thereto.

HISTORICAL INFORMATION

  Results of Operations

     The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Consolidated Statements of Earnings bear to total revenues.

                                                                   PERCENTAGE OF
                                                                  TOTAL REVENUES
                                                               YEAR ENDED MARCH 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Revenues
  Licenses..................................................   59.4%    62.7%    67.6%
  Maintenance...............................................   40.6     37.3     32.4
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
Selling and marketing expenses..............................   26.0     27.2     27.5
Research and development expenses...........................   16.1     13.8     13.8
Cost of maintenance services and product licenses...........    9.3     10.5     10.0
General and administrative expenses.........................    8.6      8.6      8.2
Acquired research and development costs.....................    8.5      5.5      2.0
                                                              -----    -----    -----
          Operating income..................................   31.5     34.4     38.5
Other income................................................    3.4      3.6      3.6
                                                              -----    -----    -----
          Earnings before income taxes......................   34.9     38.0     42.1
Income taxes................................................   12.4     13.4     13.0
          Net earnings......................................   22.5%    24.6%    29.1%
                                                              =====    =====    =====
Net earnings, excluding acquired research and development
  costs.....................................................   29.9%    29.9%    30.4%
                                                              =====    =====    =====

EARNINGS

     Fiscal 1997's total revenues of $563,210,000 were 31% higher than fiscal 1996 total revenues. The increase was the result of a 50% increase in North American product license revenues, a 30% increase in international product license revenues and a 14% increase in worldwide maintenance revenues. Net earnings in fiscal 1997 were $171,190,000, excluding a one-time write-off of $7,318,000 (net of income taxes) related to the first quarter acquisitions of assets of certain technology companies. These results represent a 33% increase over fiscal 1996 net earnings of $128,402,000 (excluding the acquired research and development charge related to acquisitions of technology). Increased net earnings were attributable to the 31% total revenue growth and the reduction in acquired research and development costs. Operating income as a percentage of revenues ("Operating Margins") has increased slightly from fiscal 1995 to 1997; however, there can be no assurance that operating margins will be sustained at historical levels. For a discussion of factors affecting operating margins, see the discussions below under the heading "Forward Looking Information and Certain Risks and Uncertainties That Could Affect Future Operating Results."

REVENUES

                                                                      PERCENTAGE CHANGE
                                                                  -------------------------
                                  FISCAL YEAR ENDED MARCH 31,        1996          1997
                                 ------------------------------   COMPARED TO   COMPARED TO
                                   1995       1996       1997        1995          1996
                                 --------   --------   --------   -----------   -----------
                                         (IN THOUSANDS)
Perpetual Licenses
  North America................  $124,382   $156,807   $234,535      26.1%         49.6%
  International................    80,575    112,215    146,359      39.3%         30.4%
                                 --------   --------   --------
          Total perpetual
            licenses...........   204,957    269,022    380,894      31.3%         41.6%
Maintenance....................   140,043    159,828    182,316      14.1%         14.1%
                                 --------   --------   --------
          Total revenues.......  $345,000   $428,850   $563,210      24.3%         31.3%
                                 ========   ========   ========

     The Company generates revenues from the licensing of its computer software products and fees for the associated maintenance, enhancement and support of these products. The Company recognizes revenues in accordance with Statement of Position 91-1, issued by the American Institute of Certified Public Accountants. For further discussion of the Company's revenue recognition policies, refer to
Note 1(h) of Notes to Consolidated Financial Statements.

     At March 31, 1997, the Company marketed over 160 software products designed to improve the availability, reliability, accuracy and/or integrity of enterprise data maintained in IBM mainframe and client/server computing environments. The mainframe-based products accounted for approximately 96%, 89% and 81% of total revenues for fiscal years 1995, 1996 and 1997, respectively. The revenues from these products are driven largely by the growth in customers' processing capacity, as discussed below. From 1995 to 1996, total revenues from mainframe-based products grew 16% and from 1996 to 1997, total revenues from these products grew 20%.

     The Company's mainframe-based revenues are heavily concentrated in its high performance utilities and administrative tools for IBM's IMS and DB2 database management systems. The IMS Database Utilities contributed 37%, 33% and 32% of total revenues for fiscal years 1995, 1996 and 1997, respectively, and the Masterplan for DB2 product series contributed 34%, 36% and 31% of total revenues for the same periods. Combined revenues for these product lines grew 21% from fiscal 1995 to 1996 and 19% from fiscal 1996 to 1997. The balance of the Company's mainframe products represented 25%, 20% and 18% of total revenues for fiscal years 1995, 1996 and 1997, respectively. The declines in relative revenue contribution by each of these product lines reflect the increased contribution by the Company's client/server products in these periods.

     Revenues from client/server products grew 197% from 1995 to 1996 and 130% from 1996 to 1997. Client/server product revenues are driven primarily by the Company's PATROL management series, the PATROL DB database administration series (formerly the METASuite family of products) and the SQL

BackTrack database backup and recovery products from DataTools, Inc., ("DataTools") for whom the Company acted as an exclusive distributor during fiscal 1996 and 1997. The PATROL management product line accounted for 4%, 8% and 12% of total revenues for fiscal years 1995, 1996 and 1997, respectively. The PATROL DB database administration product line, introduced in fiscal 1996, accounted for less than 1% and 4% of total revenues in fiscal 1996 and 1997, respectively. Total revenues from the PATROL management product lines grew 139% from fiscal 1995 to 1996 and 85% from fiscal 1996 to 1997. Total revenues from the PATROL DB product line grew 944% from fiscal 1996 to 1997. The Company entered into an exclusive distributorship arrangement with DataTools on March 31, 1995. Subsequent to March 31, 1997, the Company acquired all of the outstanding shares of DataTools and has begun the process of fully integrating the SQL BackTrack products into the PATROL recovery manager product lines. From fiscal 1996 to fiscal 1997, total SQL BackTrack product revenues grew 137%. The revenues from the Company's client/server product offerings are dependent upon the continued market acceptance of the Company's existing products and the Company's ability to successfully develop and deliver additional products for the client/server environment. The Company has experienced rapid growth in its client/server product lines since their introduction late in fiscal year 1994. The client/server market is much more competitive and volatile than the mainframe market, however, and there can be no assurance that this growth will continue.

LICENSE REVENUES

     The Company's license revenues include product license fees, restructuring fees and capacity-based license upgrade fees. Product license fees are generated from the initial licensing of a product and subsequent licenses purchased under the Company's tier-based licensing program. Restructuring fees increase the discounts used to calculate future maintenance and upgrade charges for a customer's installed products. Capacity-based license upgrade fees are charged when a customer acquires the right to run an already licensed product on additional processing capacity, which may be measured traditionally by central processing unit ("CPU") tier or by the aggregate processing capacity measured in millions of instructions per second ("MIPS") on which the Company's products are installed. These license upgrade fees include fees associated with currently installed additional processing capacity and fees associated with a customer's licensing products to operate with anticipated future processing capacity.

     The Company's North American operations generated 58% of total license revenues in fiscal 1996 and 62% in fiscal 1997. North American license revenues increased by 26% from fiscal 1995 to fiscal 1996 and by 50% from fiscal 1996 to fiscal 1997. Increased sales of the Company's client/server products represented a significant part of North American license revenue growth in both fiscal years and represented the largest single component of license revenue growth from fiscal 1995 to fiscal 1996. From fiscal 1996 to fiscal 1997, the largest single component of North American license revenue growth was increased license upgrade fees associated with customers' future mainframe processing capacity.

     International license revenues represented 42% and 38% of total license revenues in fiscal years 1996 and 1997, respectively. International license revenues increased by 39% from fiscal 1995 to fiscal 1996 and by 30% from fiscal 1996 to fiscal 1997. International license revenue growth from fiscal 1995 to fiscal 1996 was derived principally from upgrade fees associated with future additional processing capacity and, to a lesser extent, from product license sales of mainframe and client/server products. From fiscal 1996 to fiscal 1997, the principal contributors to growth in international license revenues were mainframe product license fees and license upgrade fees associated with customers' currently required additional mainframe processing capacity. International license revenues increased approximately 3% from the weakening of the dollar from fiscal 1995 to fiscal 1996 and decreased approximately 1.7% from the strengthening of the dollar from fiscal 1996 to fiscal 1997.

     Capacity-based upgrade fees include fees for both current and future additional processing capacity. These fees accounted for 25%, 23% and 29% of total revenues in fiscal years 1995, 1996 and 1997, respectively. The sustainability and growth of the Company's mainframe-based license revenues are dependent upon these capacity-based upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license agreements allowing them to install the Company's products on an unspecified number of CPUs, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. Substantially all of these transactions include upgrade charges associated with additional processing capacity beyond the customer's current usage level and/or a restructuring fee, and some include license fees for additional products. In fiscal 1995, 1996 and 1997, the enterprise license fees for future additional processing capacity and license restructurings comprised approximately 19%, 20% and 20% of total revenues, respectively. The fees associated with future additional mainframe processing capacity typically comprise from one-half to substantially all of the license fees included in the enterprise license transaction. Over the past two fiscal years, the Company has experienced a marked increase in demand from its largest customers for current and anticipated mainframe processing capacity, and the Company expects that it will continue to be dependent upon these license revenue components. With the rapid advancement of client/server technology and customers' needs for more functional and open applications to replace legacy systems, however, there can be no assurance that the demand for mainframe processing capacity will continue at current levels. Should this trend slow dramatically or reverse, it would adversely impact the Company's mainframe-based license revenues and operating results.

MAINTENANCE AND SUPPORT REVENUES

     Maintenance and support revenues represent the ratable recognition of customers' prepaid fees entitling them to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems and applications. Maintenance and support charges are generally 15% to 20% of the list price of the product at the time of renewal, less any applicable discounts. Maintenance revenues also include the ratable recognition of the bundled fees for first-year maintenance services covered by the related perpetual license agreement. The Company continues to invest heavily in product maintenance and support and believes that maintaining its reputation for superior product support is a key component of its value pricing model.

     Maintenance revenues have increased over the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase in proportion to the processing capacity on which the products are installed; consequently, the Company receives higher absolute maintenance fees as customers install its products on additional processing capacity. Due to increased discounting at higher levels of "future MIPS" licensing, however, the maintenance fees per MIPS are often reduced in enterprise license agreements. Historically, the Company has enjoyed high maintenance renewal rates for its mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to the Company's products, however, increased cancellations could adversely impact the sustainability and growth of the Company's maintenance revenues. To date, the Company has been successful in extending its traditional maintenance and support pricing model to the client/server market. At this time, there is insufficient historical data to determine whether customers will continue to accept this pricing model and renew their maintenance and support contracts at the levels experienced in the mainframe market.

OTHER INCOME

     Other income consists primarily of interest earned on cash and cash equivalents, financed receivables and marketable securities. Other income increased by 32% from fiscal 1995 to 1996 and 30% from fiscal 1996 to 1997. The increase in other income is primarily due to higher interest income earned on larger invested cash balances

EXPENSES

                                                                                  PERCENTAGE CHANGES
                                                                              --------------------------
                                            FISCAL YEAR ENDED MARCH 31,          1996           1997
                                          --------------------------------    COMPARED TO    COMPARED TO
                                            1995        1996        1997         1995           1996
                                          --------    --------    --------    -----------    -----------
                                                   (IN THOUSANDS)
Selling and marketing...................  $ 89,724    $116,724    $154,829       30.1%          32.6%
Research and development................    55,493      59,011      77,459        6.3%          31.3%
Cost of maintenance services and product
  licenses..............................    31,960      44,854      56,569       40.3%          26.1%
General and administrative..............    29,935      37,083      46,070       23.9%          24.2%
Acquired research and development.......    29,260      23,589      11,259      (19.4%)        (52.3%)
                                          --------    --------    --------
          Total operating expenses......  $236,372    $281,261    $346,186
                                          ========    ========    ========

SELLING AND MARKETING

     The Company's selling and marketing expenses comprise primarily personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Compensation costs were the largest single contributor to the expense growth in fiscal 1996 and fiscal 1997 due to the continued hiring of sales and marketing personnel to promote and sell the Company's increasing number of product offerings. Selling and marketing headcount increased by 26% from March 31, 1996 to March 31, 1997. Sales commissions increased in fiscal 1996 and in fiscal 1997 as a result of the 31% and 42% increases, respectively, in license revenues. Due to productivity improvements and commission plan changes, however, the commission increases were lower than the growth in license revenues. Also, marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex client/server products and of supporting a growing and relatively new indirect distribution channel. The primary factors contributing to increased selling and marketing expenses from fiscal 1995 to 1996 were increased compensation costs and sales commissions. As a percentage of total revenues, selling and marketing expenses have increased slightly from 26% in fiscal 1995 to 27% in fiscal 1996 and 28% in fiscal 1997.

RESEARCH AND DEVELOPMENT

     Research and development expenses mainly comprise personnel costs related to software developers and development support personnel. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain the Company's data processing center. The Company's net research and development expenditures during fiscal 1997 increased by 31% over fiscal 1996. This increase was primarily due to an increase in software developers and development support personnel, especially in the client/server area. The Company increased its headcount in the research and development organization by over 20% from fiscal year end 1996 to fiscal year end 1997. The Company's net research and development expenses in fiscal 1996 increased by only 6% over fiscal 1995 although the Company's investment in research and development activities during fiscal 1996 was greater than the indicated growth because of higher software capitalization costs. A portion of the Company's research and development expenditures were capitalized as software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 in all three fiscal years. During fiscal 1995, 1996 and 1997, the Company capitalized approximately $6,883,000, $19,309,000 and $21,945,000, respectively of software development costs. The substantial growth in capitalized costs during fiscal 1996 was due to increases in client/server product development and, to a lesser degree, the development of mainframe software products that had reached the stage of development where the costs were capitalizable under SFAS No. 86. Excluding the effects of capitalized software on research and development expenses, the growth in research and development from fiscal 1995 to fiscal 1996 occurred primarily in increased personnel and related costs. Research and development expenditures, as a percentage of sales, have decreased from 16% in fiscal 1995 to 14% in fiscal 1996 and 1997.

COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

     Cost of maintenance services and product licenses consists of compensation for technical employees providing customer support, amortization of both purchased and internally developed software and royalty fees paid to third parties. The increase in cost of maintenance services and product licenses is mainly due to increases in customer support employees and royalty fees, primarily those paid to DataTools. The Company acquired DataTools in May of 1997 (refer to Note 2 of Notes to Consolidated Financial Statements). Royalty fees were not incurred by the Company prior to fiscal 1996. The Company amortized $5,134,000, $8,667,000 and $8,299,000 in fiscal 1995, 1996 and 1997, respectively of capitalized software development costs pursuant to SFAS No. 86, including $2,058,000, $3,865,000 and $3,694,000, respectively, to accelerate the amortization of certain software products. These software products were not expected to generate sufficient future revenues which would be required for the Company to realize the carrying value of the assets. The Company expects its cost of maintenance services and product licenses to continue increasing as the Company capitalizes a higher level of software development costs and as the Company builds its client/server product support organization, which is less cost-effective than its mainframe support organization because of the complexity and variability of the environments in which the products operate. Growth in cost of maintenance services and product licenses from fiscal 1995 to fiscal 1996 was primarily attributable to amortization of both purchased and internally developed software and royalty fees. With the acquisition of DataTools in May of 1997, the Company believes that royalty fees in fiscal 1998 should be reduced over fiscal 1997 levels. As a percentage of total revenues, cost of maintenance services and product licenses was 9% in fiscal 1995, 11% in fiscal 1996 and 10% in fiscal 1997.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, product distribution and fulfillment and human resources. Other expenses included in general and administrative expenses are fees paid for legal services, accounting services, consulting projects, insurance, travel and costs of managing the Company's foreign currency exposure. Growth in general and administrative expenses in fiscal 1996 and fiscal 1997 was primarily attributable to increased personnel costs, professional fees, management bonuses and costs associated with managing the Company's foreign currency exposure. The increased personnel costs primarily relate to the Company's continued infrastructure development. Headcount within the general and administrative organizations grew by 4% from the end of fiscal 1996 to the end of fiscal 1997. Growth in general and administrative expenses from fiscal 1995 to fiscal 1996 was largely due to personnel costs and costs associated with managing the Company's foreign currency exposure. As a percentage of total revenues, general and administrative expenses remained constant at 8% in fiscal years 1995, 1996 and 1997.

ACQUIRED RESEARCH AND DEVELOPMENT

     In the first quarter of fiscal 1997, the Company acquired certain technology assets (and certain in-process technologies) for an aggregate purchase price of $12,950,000, including direct acquisition costs. The Company funded these acquisitions with cash. The Company accounted for these transactions using the purchase method of accounting and recorded a $7,318,000 charge, net of a $3,941,000 income tax benefit, for acquired research and development costs during the first quarter. As of March 31, 1997, approximately $1,142,000 of such consideration had not been paid and was included in accrued liabilities.

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

     During the fourth quarter of fiscal 1995, the Company completed the acquisitions of stock and assets (including in-process research and development) of several technology companies for an aggregate purchase price of $24,485,000, including warrants to purchase the Company's stock valued at approximately $3,280,000 and direct acquisition costs. Also, as of March 31, 1995, the Company obtained exclusive product distribution rights and a purchase option from DataTools for $10,000,000. The term of the Company's option was March 31, 1996 through March 31, 1998. The Company exercised its option and acquired DataTools on May 20, 1997. Refer to Note 2 of Notes to Consolidated Financial Statements. The Company accounted for all of the acquisition transactions discussed above using the purchase method and recorded a $25,701,000 charge, net of an income tax benefit of $3,559,000, for acquired research and development costs, during the fourth quarter of fiscal 1995.

INCOME TAXES

     The Company recorded income tax expense of $42,815,000, $57,464,000 and $73,202,000 in fiscal 1995, 1996 and 1997, respectively. The Company's effective tax rates were 36%, 35% and 31% for fiscal years ended 1995, 1996 and 1997, respectively. An analysis of the differences between the statutory and effective income tax rates is provided in Note 6 of Notes to Consolidated Financial Statements.

FOREIGN CURRENCY RATE FLUCTUATIONS

     For the fiscal years ended March 31, 1996 and 1997, 41% and 38%, respectively of the Company's consolidated revenues were derived from customers outside North America. Substantially all of the Company's sales outside North America are billed and collected in foreign currencies. Substantially all of the expenses of operating the Company's foreign subsidiaries and compensating its independent agents are similarly incurred in foreign currencies. Consequently, the Company's reported financial results are affected by fluctuations of those foreign currencies against the U.S. dollar. The Company has adopted a foreign currency hedging strategy designed to reduce its foreign currency transaction exposures. For the years ended March 31, 1995, 1996 and 1997 currency rate fluctuations did not have a material effect on the Company's financial position, results of operations or cash flows.

RISK MANAGEMENT

     The functional currency for most of the Company's international subsidiaries is the local currency of the country in which the subsidiary operates. Changes in exchange rates between these currencies and the U.S. dollar may negatively affect the Company's sales (as expressed in U.S. dollars) and gross profit margins from the international operations. The Company monitors this currency risk and attempts to mitigate the exposure through hedging transactions involving derivative financial instruments. Specifically, with respect to future revenues, the Company utilizes put options to protect the majority of anticipated foreign exchange denominated revenues, primarily those denominated in German deutschemarks and British pounds. The term of the option contracts is rarely more than one year. The Company does not hold or issue derivative financial instruments for trading purposes.

     The Company also enters into forward exchange contracts to hedge firm commitments, specifically, accounts receivable, intercompany transactions, cash balances and certain liabilities. The term of the forward contracts is generally 30 days. The currencies hedged include several European currencies, as well as the Japanese yen and Australian dollar.

     Pursuant to SFAS No. 52, SFAS No. 80, SFAS No. 119 and related literature, the Company applies hedge accounting treatment to all of its hedging transactions (i.e., such instruments are effective as and are designated as hedge instruments). Specifically, gains and losses on forward contracts are recognized at each month-end in connection with the translation of the related hedged exposure into U.S. dollars. Gains and premiums associated with purchased put options are deferred until their maturity or until they are exercised or when a hedged transaction is no longer expected to occur. All gains and losses attributable to the Company's current hedging strategy are expected to occur within one year from the reporting date.

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but it does not expect any such counterparties to fail to meet their obligations, given their high credit ratings. In addition, the Company diversifies this risk across several counterparties.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997. SFAS No. 123 established financial accounting and reporting standards for stock-based compensation plans. The Company adopted the "disclosure method" as permitted by SFAS No. 123 and, therefore, its reported financial results were not changed by this accounting standard. Refer to Note 7 of Notes to Consolidated Financial Statements for disclosure of the net income and earnings per share effects of stock-based compensation grants made during fiscal 1996 and 1997.

     SFAS No. 128, "Earnings per share," was issued in February 1997. Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of earnings per share ("EPS"); basic EPS and diluted EPS. Refer to Note 1(i) of Notes to Consolidated Financial Statements for disclosure of the Company's EPS in accordance with SFAS No. 128 for fiscal years ended March 31, 1995, 1996 and 1997.

QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly financial data for the fiscal years ended March 31, 1996 and 1997. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with its Consolidated Financial Statements and Notes thereto.

                                                                           FISCAL QUARTER ENDED
                                          ---------------------------------------------------------------------------------------
                                          JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,
                                            1995       1995        1995       1996       1996       1996        1996       1997
                                          --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues..........................  $ 93,300   $ 88,250    $119,000   $128,300   $126,050   $126,500    $150,060   $160,600
Selling and marketing expenses..........    24,572     22,247      32,281     37,624     37,526     35,735      40,094     41,474
Research and development expense........    14,106     13,201      15,729     15,975     17,859     19,833      20,056     19,711
Cost of maintenance services and product
  licenses..............................    10,271     10,456      11,367     12,760     14,014     13,122      13,657     15,776
General and administrative expenses.....     7,938      7,889      11,176     10,080     10,595     11,083      12,343     12,049
Acquired research and development
  costs.................................        --         --      23,589         --     11,259         --          --         --
                                          --------   --------    --------   --------   --------   --------    --------   --------
Operating income........................    36,413     34,457      24,858     51,861     34,797     46,727      63,910     71,590
                                          --------   --------    --------   --------   --------   --------    --------   --------
Net earnings............................  $ 27,466   $ 26,283    $ 13,065   $ 38,757   $ 27,172   $ 35,186    $ 48,101   $ 53,413
                                          ========   ========    ========   ========   ========   ========    ========   ========
Earnings per share (EPS)................  $   0.27   $   0.25    $   0.13   $   0.37   $   0.26   $   0.33    $   0.45   $   0.50
                                          ========   ========    ========   ========   ========   ========    ========   ========
EPS, excluding acquired research and
  development costs.....................  $   0.27   $   0.25    $   0.35   $   0.37   $   0.32   $   0.33    $   0.45   $   0.50
                                          ========   ========    ========   ========   ========   ========    ========   ========
Shares used in computing earnings per
  share.................................   102,792    105,334     103,930    105,930    106,238    106,776     107,748    107,858
                                          ========   ========    ========   ========   ========   ========    ========   ========

     The Company's quarterly results are subject to seasonality and can be volatile and difficult to predict accurately prior to a quarter's end. See "Forward Looking Information and Certain Risks and Uncertainties that Could Affect Future Operating Results."

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company's cash, cash equivalents and marketable securities were $541,695,000. The Company's working capital as of March 31, 1997, was $43,719,000. The Company continues to invest cash in securities with longer maturities yielding higher returns. This has the impact of reducing working capital. The Company's securities are investment grade and highly liquid. The Company had no debt as of March 31, 1997, other than normal trade payables, accrued liabilities and taxes payable. Stockholders' equity as of March 31, 1997, was $546,212,000.

     The Company continues to finance its growth through funds generated from operations. For the year ended March 31, 1997, net cash provided by operating activities was $284,847,000. Net cash used in investing activities in fiscal 1997 was $264,920,000, primarily related to the acquisition of computers and related equipment, the purchase of investment securities and the technology acquisitions discussed above. Net cash used in financing activities in fiscal 1997 was $1,359,000. The primary uses of cash generated from operations pertained to the Company's stock repurchase program and to purchases of investment securities.

     During fiscal 1997, the Company repurchased 692,700 shares of its common stock for an aggregate purchase price of $30,581,000. As of March 31, 1997, the Company was authorized to acquire 4,877,300 shares of its common stock under its stock repurchase program. In addition, the Company continues to evaluate business acquisition opportunities that complement the Company's strategic plans. The Company believes that its existing cash balances and funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

FORWARD LOOKING INFORMATION AND CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING RESULTS

     This Annual Report and Management's Discussion and Analysis of Results of Operations and Financial Condition include certain forward looking statements, which are identified by the use of the words "believes," "expects" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from the results implied by these or any other forward looking statements made by, or on behalf of the Company. There can be no assurance that future results will meet expectations. These important factors, risks and uncertainties include, but are not limited to, those described in the following paragraphs and in the discussion above in this Annual Report under the heading "Business," including, without limitation, the discussion under the subheading "Competition, System Dependence."

     The Company's stock price has historically been highly volatile. Future revenues, earnings and stock prices may be subject to wide swings, particularly on a quarterly basis, in response to variations in operating and financial results, anticipated revenue and/or earnings growth rates and other factors. The stock price of software companies in general, and the Company in particular, is based on expectations of future revenue and earnings growth. Any failure to meet anticipated revenue and earnings levels in a period would likely have a significant adverse effect on the Company's stock price.

     The timing and amount of the Company's license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. The Company generally operates with little or no sales backlog and, as a result, license revenues in any quarter are dependent upon contracts entered into or orders booked and shipped in that quarter. Most of the Company's sales are closed at the end of each quarter, and there has been and continues to be a trend toward larger enterprise license transactions, which can have sales cycles of up to a year or more and require approval by a customer's upper management. These transactions are typically difficult to manage and predict. Failure to close an expected individually significant transaction could cause the Company's revenues and earnings in a period to fall short of expectations. Other factors that may cause significant fluctuations in the Company's quarterly revenues include competition, industry or technological trends, customer budgetary decisions, mainframe processing capacity growth, general economic conditions or uncertainties, mainframe industry pricing and other trends, announcements of new hardware or software products and the timing of price increases. The Company generally does not know whether revenues and earnings will meet expected results until the final days or day of a quarter.

     The Company's operating expenses are to a large extent fixed in the short term so that the Company has very limited ability to adjust its planned expenses if revenues fail to meet expectations.

     Operating Margins have increased from 32% in fiscal 1995 to 39% in fiscal 1997, which is at the high-end of the range for peer companies. The Company does not expect future margin expansion. Further, since research and development, sales, support and distribution costs for client/server software products are generally higher than for mainframe products, Operating Margins will experience more pressure as the mix of the Company's business continues its shift to client/server revenues. The Company is continuing to develop indirect channel relationships to increase its coverage and presence in a cost effective manner. There can be no assurance, however, that this strategy will be successful. The Company continues to make progress in implementing reseller and distribution arrangements, and client/server indirect sales in fiscal 1997 approximated $23,920,000. If the Company's direct sales force remains the primary channel for its client/server products, its selling and marketing expenses could increase and Operating Margins could be reduced.

     The Company has historically realized greater revenues and net earnings in the latter half of its fiscal year; the quarter ending December 31 coincides with the end of customers' annual budgetary periods and the quarter ending March 31 coincides with the end of the Company's annual sales plans and fiscal year. For the same reasons, the Company has typically reported lower or flat revenues in the first two quarters of a fiscal year than in the last two quarters of the previous year, resulting in lower Operating Margins in the first two quarters. The Company historically has generated greater revenues in the third and fourth quarters while maintaining lower rates of expense growth and expanded Operating Margins. Past financial performance is not a reliable indicator of future performance, and there can be no assurances that this pattern will be maintained.

     Future operating results are also dependent on sustained performance improvement by the Company's international offices. In this regard, the economy in Europe has been somewhat depressed in the past year, with relatively high unemployment. The Company's operations and financial results could be significantly adversely affected by issues such as changes in foreign currency exchange rates, sluggish regional economic conditions and difficulties in staffing and managing international operations. Many systems and applications software vendors are experiencing difficulties internationally, particularly in Europe. The country whose results have been and are expected to be the most significant to the Company's overall results is Germany, which accounted for over 33% of total International revenues in each of the prior three fiscal years.

     The Company derived approximately 81% of its revenues in fiscal 1997 from software products for IBM and IBM-compatible mainframe computers. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. Further, IBM continues, directly and through third parties, to enhance its utilities for IMS and DB2 to provide lower cost alternatives to those provided by the Company and other independent software vendors. The Company has traditionally maintained sufficient performance and functional advantages over IBM's base utilities, although there can be no assurance that it will continue to maintain such advantages.

     Fees from enterprise license transactions remain fundamental components of the Company's revenues. In fiscal 1996 and 1997, enterprise license fees for future additional processing capacity and license restructurings comprised approximately 20% of total revenues. These revenues are dependent upon the Company's customers' continuing to perceive an increasing need to use the Company's existing software products on substantially greater mainframe processing capacity in future periods. The Company believes that the demand for enterprise licenses has been driven by customers' re-commitment over the last 24 to 36 months to the OS/390 mainframe platform for large scale, transaction intensive information systems. Whether this trend will continue is difficult to predict. If the Company's customers' processing capacity growth were to slow and/or if such customers were to perceive alternatives to relying upon the Company's current mainframe products, the Company's revenues would be adversely impacted.

     Capacity-based upgrade fees associated with both current and future processing capacity contributed 20%, 23% and 28% of total revenues in fiscal years 1995, 1996 and 1997. The increase in these fees is largely the result of customers acquiring the right to run the Company's products on MIPS levels which are in excess of their current environments. The charging of upgrade fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. The pricing of mainframe systems software, including the charging of tier-based upgrade fees or other capacity-based fees, is under continued pressure from customers. Although the Company has adopted MIPS-based pricing for enterprise licenses, it has not significantly changed the fact that customers pay more to use its products on more powerful CPUs. The Company believes its current pricing policies properly reflect the value provided by its products. IBM provides alternatives to tier-based pricing with respect to its large mainframe CPUs and is attempting to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe hardware and software products. These actions have increased pricing pressures within the mainframe systems software markets.

     The Company's growth prospects are dependent upon the success of its existing client/server products and those anticipated to be introduced in the future. The Company has experienced long development cycles and product delays in the past, particularly with some of its client/server products, and expects to have delays in the future. Delays in new mainframe or client/server product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on the Company's revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products. The enterprise systems management market that the Company's client/server products address is characterized by rapid change and intense competition that continues to increase as vendors within the broader markets converge. Certain of the Company's competitors and potential competitors have significantly greater financial, technical, sales and marketing resources than the Company and greater experience in client/server development and sales. A key factor in determining the success of the Company's products, particularly its client/server offerings, will be their ability to interoperate and perform well with existing and future leading database management systems and other systems software products supported by the Company's products. While the Company believes its products that address this market, including those under development, will compete effectively, this market will be relatively unpredictable over the next few years and there can be no assurance that anticipated results will be achieved.

     Microsoft Corporation has significantly increased its focus on developing operating systems, systems management products and databases that will provide "business-critical" class functionality. Specifically, Microsoft is aggressively promoting its BackOffice(TM) family of software products, including its Windows NT Server operating system and its SQL Server relational database management system, as lower cost alternatives to the UNIX operating systems coupled with relational database management systems from Oracle Corporation, Sybase, Inc., Informix Corporation and other vendors. Microsoft could significantly lower software price points in some of the Company's markets, which could place additional pricing pressure on the Company. The Company has invested and intends to continue to invest in the development of systems management products for Windows NT and BackOffice environments, but there are numerous uncertainties associated with the Company's ability to successfully execute this strategy.

     Litigation seeking to enforce patents, copyrights and trade secrets is increasing in the software industry. There can be no assurance that third parties will not assert that their patent or other proprietary rights are violated by products offered by the Company. Any such claims, with or without merit, can be time consuming and expensive to defend and could have an adverse effect on the Company's business, results of operations, financial position and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Annual Report on Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the Company's directors and executive officers is included in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 1997, under the captions "ELECTION OF
DIRECTORS -- Nominees" and "OTHER INFORMATION -- Directors and Executive Officers" and is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth in the 1997 Proxy Statement under the captions "ELECTION OF DIRECTORS -- Compensation of Directors" and "EXECUTIVE COMPENSATION" and is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to ownership of Registrant's Common Stock by management and certain other beneficial owners is set forth in the 1997 Proxy Statement under the caption "OTHER INFORMATION -- Certain Stockholders" and is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is set forth in the 1997 Proxy Statement under the caption "OTHER
INFORMATION -- Related Transactions" and is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this Report.

     1. The following financial statements of the Company and the related report of independent public accountants are filed herewith:

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
            Report of Independent Public Accountants....................    26
            Consolidated Financial Statements:
              Balance Sheets as of March 31, 1996 and 1997..............    27
              Statements of Operations for the years ended March 31,
                 1995, 1996 and 1997....................................    28
              Statements of Stockholders' Equity for the years ended
                 March 31, 1995, 1996 and 1997..........................    29
              Statements of Cash Flows for the years ended March 31,
                 1995, 1996 and 1997....................................    30
              Notes to Consolidated Financial Statements................    31

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

        EXHIBIT
         NUMBER
        -------
         3.1             -- Restated Certificate of Incorporation of the Company;
                            incorporated by reference to Exhibit 3.1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-22892) (the "S-1 Registration Statement").
        *3.2             -- Certificate of Amendment of Restated Certificate of
                            Incorporation.
         3.2             -- Bylaws of the Company; incorporated by reference to
                            Exhibit 3.2 to the S-1 Registration Statement.
         4.1             -- Specimen Stock Certificate for the Common Stock of the
                            Company; incorporated by reference to Exhibit 4.1 to the
                            S-1 Registration Statement.
         4.2             -- Rights Agreement, dated as of May 8, 1995, between the
                            Company and The First National Bank of Boston, as Rights
                            Agent (the "Rights Agreement"), specifying the terms of
                            the Rights, which includes the form of Certificate of
                            Designation of Series A Junior Participating Preferred
                            Stock as Exhibit A, the form of Right Certificate as
                            Exhibit B and the form of the Summary of Rights as
                            Exhibit C (incorporated by reference to Exhibit 1 to the
                            registrant's Registration Statement on Form 8-A dated May
                            10, 1995).
         4.3             -- Amendment to the Rights Agreement.
        10.1(a)          -- Form of BMC Software, Inc. 1994 Employee Incentive Plan;
                            incorporated by reference to Exhibit 10.7(a) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended March 31, 1995 (the "1995 10-K").
        10.1(b)          -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Employee Plan; incorporated by
                            reference to Exhibit 10.7(b) to the 1995 10-K.
        10.2(a)          -- Form of BMC Software, Inc. 1994 Non-employee Directors'
                            Stock Option Plan; incorporated by reference to Exhibit
                            10.8(a) to the 1995 10-K.
        10.2(b)          -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Nonemployee Directors' Stock Option
                            Plan; incorporated by reference to Exhibit 10.8(b) to the
                            1995 10-K.
        10.3             -- Description of BMC Software, Inc. Executive Officer
                            Annual Incentive Plan; incorporated by reference to
                            Exhibit 10.6 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended March 31, 1994.
        10.4(a)          -- License Agreement with International Business Machines
                            Corporation; incorporated by reference to Exhibit 10.12
                            to the S-1 Registration Statement.
        10.4(b)          -- License Agreements for Use and Marketing of Program
                            Materials dated May 13, 1986, with International Business
                            Machines Corporation; incorporated by reference to
                            Exhibit 10.13 to the S-1 Registration Statement.
        10.4(c)          -- Customer Agreement with International Business Machines
                            Corporation dated April 10, 1991; incorporated by
                            reference to Exhibit 10.15 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended March 31, 1992
                            (the "1992 10-K").
        10.5             -- Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by
                            reference to Exhibit 10.11 to the 1995 10-K.
       *22.1             -- Subsidiaries of the Company.
       *24.1             -- Consent of Arthur Andersen LLP, independent public
                            accountants.
       *27               -- Financial Data Schedule

---------------

* Filed herewith.

     (b) Reports on Form 8-K

        None.

     BMC Software is a registered U.S. trademark of BMC Software, Inc. DB2 and IBM are registered trademarks of International Business Machines Corporation. All other products and tradenames mentioned herein are trademarks, registered trademarks or service marks of their respective companies.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
BMC Software, Inc.

     We have audited the accompanying consolidated balance sheets of BMC Software, Inc., a Delaware corporation, and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BMC Software, Inc. and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
May 2, 1997

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               MARCH 31,
                                          --------------------
                                            1996        1997
                                          --------    --------
                                             (IN THOUSANDS,
                                           EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents.............  $ 62,128    $ 79,794
  Securities available for sale.........     8,464       8,433
  Securities held to maturity...........    59,566      50,726
  Accounts receivable:
    Trade, net of allowance for doubtful
      accounts of $1,933 and $4,277.....    70,631      77,428
    Trade finance receivables,
      current...........................     8,668      10,148
                                          --------    --------
         Total accounts receivable......    79,299      87,576
  Interest and other receivables........     7,723      11,247
  Prepaid expenses and other............    10,792      10,606
                                          --------    --------
         Total current assets...........   227,972     248,382
Property and equipment, net of
  accumulated depreciation and
  amortization of $36,818 and $49,364...   107,912     116,296
Software development costs, net of
  accumulated amortization of $10,908
  and $19,207...........................    25,840      39,486
Purchased software and related assets,
  net of accumulated amortization of
  $18,953 and $22,746...................    13,400      19,735
Securities available for sale...........    39,281      84,032
Securities held to maturity.............   182,593     318,710
Trade finance receivables, long-term....     4,146       4,397
Deferred charges and other assets.......     7,074      13,121
                                          --------    --------
                                          $608,218    $844,159
                                          ========    ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable................  $  8,417    $  9,439
  Accrued securities purchases..........    19,330          --
  Accrued commissions payable...........    10,848      10,983
  Accrued liabilities and other.........    22,366      39,042
  Taxes payable.........................    16,595          --
  Current portion of deferred revenue...   106,641     145,199
                                          --------    --------
         Total current liabilities......   184,197     204,663
  Deferred revenue and other............    40,313      93,284
                                          --------    --------
         Total liabilities..............   224,510     297,947

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value,
    1,000,000 shares authorized, none
    issued and outstanding..............        --          --
  Common stock, $.01 par value,
    300,000,000 shares authorized,
    105,040,000 shares issued...........     1,050       1,050
Additional paid-in capital..............    67,888      82,391
Retained earnings.......................   401,250     565,122
Cumulative foreign currency translation
  adjustment............................        82        (820)
Unrealized gain (loss) on securities
  available for sale....................        82        (750)
                                          --------    --------
                                           470,352     646,993
                                          --------    --------
Less treasury stock, at cost, 5,094,000
  and 4,877,000 shares..................    84,480      96,901
Less unearned portion of restricted
  stock compensation....................     2,164       3,880
                                          --------    --------
         Total stockholders' equity.....   383,708     546,212
                                          --------    --------
                                          $608,218    $844,159
                                          ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                               YEARS ENDED MARCH 31,
                                          --------------------------------
                                            1995        1996        1997
                                          --------    --------    --------
                                                   (IN THOUSANDS,
                                          EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Licenses..............................  $204,957    $269,022    $380,894
  Maintenance...........................   140,043     159,828     182,316
                                          --------    --------    --------
          Total revenues................   345,000     428,850     563,210
Selling and marketing expenses..........    89,724     116,724     154,829
Research and development expenses.......    55,493      59,011      77,459
Cost of maintenance services and product
  licenses..............................    31,960      44,854      56,569
General and administrative expenses.....    29,935      37,083      46,070
Acquired research and development
  costs.................................    29,260      23,589      11,259
                                          --------    --------    --------
          Operating income..............   108,628     147,589     217,024
Other income............................    11,704      15,446      20,050
                                          --------    --------    --------
          Earnings before income
            taxes.......................   120,332     163,035     237,074
Income taxes............................    42,815      57,464      73,202
                                          --------    --------    --------
          Net earnings..................  $ 77,517    $105,571    $163,872
                                          ========    ========    ========
Earnings per share......................  $   0.76    $   1.01    $   1.53
                                          ========    ========    ========
Shares used in computing earnings per
  share.................................   101,952     104,572     107,155
                                          ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                                                             UNREALIZED                  UNEARNED
                                                                FOREIGN      GAIN (LOSS)                PORTION OF
                                      ADDITIONAL               CURRENCY     ON SECURITIES               RESTRICTED        TOTAL
                             COMMON    PAID-IN     RETAINED   TRANSLATION   AVAILABLE FOR   TREASURY      STOCK       STOCKHOLDERS'
                             STOCK     CAPITAL     EARNINGS   ADJUSTMENT        SALE         STOCK     COMPENSATION      EQUITY
                             ------   ----------   --------   -----------   -------------   --------   ------------   -------------
                                                                         (IN THOUSANDS)
Balance, March 31, 1994....  $1,050    $68,115     $218,162      $(911)         $  --       $(31,306)    $ (4,710)      $250,400
Net earnings...............     --          --      77,517          --             --             --           --         77,517
Foreign currency
  translation adjustment...     --          --          --         629             --             --           --            629
Treasury stock purchased...     --          --          --          --             --        (32,001)          --        (32,001)
Stock options exercised and
  restricted shares
  issued...................     --      (4,121)         --          --             --          9,394       (2,599)         2,674
Income tax benefit from
  stock options
  exercised................     --         663          --          --             --             --           --            663
Restricted shares
  forfeited................     --         (73)         --          --             --           (781)         854             --
Earned portion of
  restricted stock
  compensation.............     --          --          --          --             --             --        2,992          2,992
Issuance of stock warrants
  in association with
  certain acquired
  technology...............     --       3,280          --          --             --             --           --          3,280
                             ------    -------     --------      -----          -----       --------     --------       --------
Balance, March 31, 1995....  1,050      67,864     295,679        (282)            --        (54,694)      (3,463)       306,154
Net earnings...............     --          --     105,571          --             --             --           --        105,571
Foreign currency
  translation adjustment...     --          --          --         364             --             --           --            364
Treasury stock purchased...     --          --          --          --             --        (64,816)          --        (64,816)
Stock options exercised and
  restricted shares
  issued...................     --      (4,838)         --          --             --         35,030          (55)        30,137
Income tax benefit from
  stock options
  exercised................     --       4,862          --          --             --             --           --          4,862
Unrealized gain on
  securities available for
  sale.....................     --          --          --          --             82             --           --             82
Earned portion of
  restricted stock
  compensation.............     --          --          --          --             --             --        1,354          1,354
                             ------    -------     --------      -----          -----       --------     --------       --------
Balance, March 31, 1996....  1,050      67,888     401,250          82             82        (84,480)      (2,164)       383,708
Net earnings...............     --          --     163,872          --             --             --           --        163,872
Foreign currency
  translation adjustment...     --          --          --        (902)            --             --           --           (902)
Treasury stock purchased...     --          --          --          --             --        (31,460)          --        (31,460)
Stock options exercised and
  restricted shares
  issued...................     --       2,033          --          --             --         19,039       (3,441)        17,631
Unrealized loss on
  securities available for
  sale.....................     --          --          --          --           (832)            --           --           (832)
Income tax benefit from
  stock options
  exercised................     --      12,470          --          --             --             --           --         12,470
Earned portion of
  restricted stock
  compensation.............     --          --          --          --             --             --        1,725          1,725
                             ------    -------     --------      -----          -----       --------     --------       --------
Balance, March 31, 1997....  $1,050    $82,391     $565,122      $(820)         $(750)      $(96,901)    $ (3,880)      $546,212
                             ======    =======     ========      =====          =====       ========     ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED MARCH 31,
                                                             -------------------------------------
                                                               1995          1996          1997
                                                             --------   --------------   ---------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings...........................................    $ 77,517      $105,571      $ 163,872
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Acquired research and development costs.............      29,260        23,589         11,259
     Depreciation and amortization.......................      18,791        28,354         32,523
     Change in allowance for doubtful accounts...........        (523)          426          2,344
     Deferred income tax provision.......................         150         7,392         15,070
     Earned portion of restricted stock compensation.....       2,992         1,354          1,725
     Changes in operating assets and liabilities:
       Increase in accounts receivable...................     (10,414)      (14,258)       (10,621)
       Increase in interest and other receivables........      (2,162)       (2,080)        (3,524)
       (Increase) decrease in prepaid expenses and
          other..........................................      (3,744)         (484)           186
       Increase in deferred charges and other assets.....        (749)       (3,680)        (7,453)
       Increase (decrease) in trade accounts payable.....       3,718        (3,306)         1,022
       Increase (decrease) in accrued commissions
          payable........................................        (789)        3,236            135
       Increase in accrued liabilities and other.........       2,850         6,138          3,375
       Increase (decrease) in taxes payable..............        (563)       13,168        (16,595)
       Increase in current and long-term deferred revenue
          and other......................................      26,876           774         91,529
                                                             --------      --------      ---------
          Total adjustments..............................      65,693        60,623        120,975
                                                             --------      --------      ---------
          Net cash provided by operating activities......     143,210       166,194        284,847
                                                             --------      --------      ---------
Cash flows from investing activities:
  Cash paid for technology acquisitions..................     (22,055)      (18,510)       (14,719)
  Purchases of marketable securities.....................    (101,060)     (101,050)      (259,682)
  Maturities of marketable securities....................      47,830        64,897         67,523
  Proceeds from sales of fixed assets....................       1,004         1,072             --
  Capital expenditures...................................     (20,150)      (21,586)       (26,803)
  Capitalization of software development costs...........      (6,883)      (19,309)       (21,945)
  Purchased software and related assets..................          --        (2,911)        (9,043)
  (Increase) decrease in long-term finance receivables...          --         3,901           (251)
                                                             --------      --------      ---------
          Net cash used in investing activities..........    (101,314)      (93,496)      (264,920)
                                                             --------      --------      ---------
Cash flows from financing activities:
  Treasury stock purchased...............................     (44,182)      (64,816)       (31,460)
  Stock options exercised................................       2,674         9,526         17,631
  Income tax benefit from stock options exercised........         663         4,862         12,470
                                                             --------      --------      ---------
          Net cash used in financing activities..........     (40,845)      (50,428)        (1,359)
Effect of translation exchange rate changes on cash......         629           364           (902)
                                                             --------      --------      ---------
          Net change in cash and cash equivalents........       1,680        22,634         17,666
Cash and cash equivalents at beginning of year...........      37,814        39,494         62,128
                                                             --------      --------      ---------
Cash and cash equivalents at end of year.................    $ 39,494      $ 62,128      $  79,794
                                                             ========      ========      =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for income taxes.............    $ 40,236      $ 30,102      $  63,247
  Value of treasury stock issued for technology
     acquired............................................          --        20,611             --

  The accompanying notes are an integral part of these consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations

     BMC Software, Inc. and its wholly-owned subsidiaries (collectively, "the Company" or "BMC") is a worldwide developer and vendor of software solutions for automating application and data management processes across host-based and open systems environments. The Company sells and supports its products primarily through its sales offices around the world, as well as through its relationships with independent partners. Numerous factors affect the Company's operating results, including general economic conditions, market acceptance and demand for its products, its ability to develop new products, rapidly changing technologies and increasing competitive pressures. For a discussion of certain of these important factors, see the discussion in Management's Discussion and Analysis of Results of Operations and Financial Condition under the heading "Forward Looking Information and Certain Risks and Uncertainties That Could Affect Future Operating Results."

(b) Use of Estimates

     The Company's management makes estimates and assumptions in the preparation of its financial statements in conformity with generally accepted accounting principles. These estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those results implicit in the estimates and assumptions.

(c) Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

(d) Cash Equivalents

     The Company considers investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 1996 and 1997, the Company's cash equivalents were comprised primarily of money market funds, commercial paper and repurchase agreements. The Company's cash and cash equivalents are subject to potential credit risk. The Company's cash management and investment policies restrict investments to investment quality, highly liquid securities.

(e) Long Lived Assets

  Property and Equipment --

     Property and equipment are stated at cost. Depreciation on all property and equipment, with the exception of building and leasehold improvements, is calculated on the straight-line method over the estimated useful lives of the assets which range from three to five years. Depreciation on the building is calculated on the straight-line method over the useful lives of the components of the building (twenty years for the infrastructure and thirty years for the shell). Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the assets which range from two to five years.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     A summary of property and equipment is as follows:

                                                                   MARCH 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Land........................................................  $  9,100    $  9,100
Building and leasehold improvements.........................    70,188      73,648
Computers, furniture and equipment..........................    65,442      82,912
                                                              --------    --------
                                                               144,730     165,660
  Less accumulated depreciation and amortization............   (36,818)    (49,364)
                                                              --------    --------
Net property and equipment..................................  $107,912    $116,296
                                                              ========    ========

  Software Development Costs --

     Costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The cost of capitalized software is amortized over the products' estimated useful lives, which is typically five years. During the years ended March 31, 1995, 1996 and 1997, $6,883,000, $19,309,000 and $21,945,000, respectively, of software development costs were capitalized. The increased capitalization levels beginning in fiscal 1996 are the result of the significant increases in open systems development work in areas where technological feasibility has been achieved. Amortization for the years ended March 31, 1995, 1996 and 1997 was $5,134,000, $8,667,000 and
$8,299,000, respectively. Amortization amounts were reported as cost of maintenance services and product licenses in the accompanying consolidated statements of earnings.

  Purchased Software and Related Assets --

     Purchased software and related assets are recorded at cost. Amortization is calculated on the straight-line method over the estimated useful lives of the products, which is typically five years. The portion of a purchase which pertains to research and development is expensed in the period of the acquisition. Amortization for the years ended March 31, 1995, 1996 and 1997 was $2,644,000, $5,742,000 and $5,805,000, respectively. Amortization amounts were reported as cost of maintenance services and product licenses in the accompanying consolidated statements of earnings.

     On a quarterly basis the Company reviews all of its long-lived assets for reliability pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of."

(f) Income Taxes

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

(g) Foreign Currency Translation and Risk Management

     The Company operates globally and the functional currency for most of its non U.S. enterprises is the local currency. Financial statements of these foreign operations are translated into U.S. dollars using the current rate method in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, the Company's U.S. dollar net cash flows from international operations my be adversely affected by changes in

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
foreign currency exchange rates. To minimize the Company's risk from changes in foreign currency exchange rates, the Company utilizes certain financial instruments.

     The Company utilizes two types of financial instruments in managing its foreign currency exchange risk, forward exchange contracts and purchased option contracts. Forward exchange contracts are used to hedge firm commitments that subject the Company to transaction risk. Such commitments include accounts receivable, intercompany receivables/payables, cash balances and certain liabilities of foreign operations. The terms of forward exchange contracts are generally one month or less.

     Purchased option contracts are used by the Company to hedge anticipated, but not firmly committed, sales transactions. The Company believes that the anticipated but not yet committed sales transactions are probable and are highly correlated with the hedge instruments. Probability weightings are applied to the forecasted quarterly sales amounts. Each month, the Company compares its dollar amount of purchased option contracts to sales forecasts in order to ascertain whether the hedge remains highly correlated. In the event the hedge ceases to be effective, any unamortized premium costs or deferred gains are recognized in that period. The terms of purchased option contracts are typically one year or less.

     The table below summarizes the contractual amounts of the Company's financial instruments in U.S. dollars. The Company's foreign exchange financial instruments are primarily denominated in the major European currencies, particularly the German deutschemark and the British pound, as well as the Japanese yen and Australian dollar. The "Buy" amounts in the table below represent the U.S. dollar equivalent of commitments to purchase foreign currencies and the "Sell" amounts represent the U.S. dollar equivalent of the Company's right (with respect to purchased option contracts) and its commitment (with respect to foreign currency forwards) to sell foreign currencies.

                                                              MARCH 31,
                                                -------------------------------------
                                                       1996                1997
                                                ------------------    ---------------
                                                 BUY        SELL      BUY      SELL
                                                ------    --------    ---    --------
                                                           (IN THOUSANDS)
Options.......................................  $   --    $ 59,789    $--    $ 60,264
Forwards (Europe).............................      --      47,122     --      71,499
Forwards (Other)..............................   2,931       1,547     45       7,980
                                                ------    --------    ---    --------
                                                $2,931    $108,458    $45    $139,743
                                                ======    ========    ===    ========

     Gains and losses on forward exchange contracts are recorded as the contracts expire (typically each month). Premiums from forward exchange contracts are netted against the related gains and losses. Gains and premiums associated with purchased option contracts are deferred until the underlying hedged transactions occur or earlier if a hedged transaction is no longer expected to occur. As of March 31, 1997, unamortized premium costs totaled $1,075,000 and net unrecorded deferred gains were $1,478,000.

     The Company's exposure to credit-related losses from its financial instruments is minimal. Exposure from the Company's forward exchange contracts could occur if the Company's foreign customers default on their trade payable obligations with the Company. The Company has not experienced and does not expect to experience any significant defaults by its foreign customers. Also, exposure from the Company's purchased option contracts is limited to the premium costs associated with buying the instruments. The Company is not obligated to exercise its purchased option contracts. The Company is also exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, the Company diversifies this risk across several counterparties.

     During fiscal 1995, 1996 and 1997, general and administrative expenses included net foreign exchange expenses of $848,000, $1,725,000 and $2,297,000, respectively. The net cash flows from the Company's foreign

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
exchange financial instruments are netted with the currency gain or loss of the hedged item in the Company's Consolidated Statements of Cash Flows.

(h) Revenue Recognition

     The Company licenses its software products under perpetual, annual and monthly licenses. Perpetual licenses include maintenance and enhancements for either a 90 day period or a one year period. For those licenses which provide maintenance and enhancements for a one year period, the portion of the license fee associated with maintenance and enhancements is unbundled and recognized ratably as maintenance revenue. Maintenance contracts are available annually thereafter and are generally based on the value (as defined) of the licensed software products. The Company also generates upgrade revenues as a result of a customer's migration, or a customer's anticipated migration to more powerful central processing units.

     Revenue from the licensing of software, including upgrade revenue, is recognized when both the Company and the customer are legally obligated under the terms of the respective agreement and the underlying software products (if any in the case of upgrade transactions) have been delivered. Maintenance revenue is recognized ratably over the term of the underlying maintenance agreement. Revenues from license and maintenance transactions which are financed are generally recognized in the same manner as those requiring current payment. The Company has an established business practice of offering installment contracts to customers and has a history of successfully enforcing original payment terms without making concessions. Further, the payment obligations are unrelated to product implementation or any other post-transaction activity. In all cases, revenue is recognized only if no significant Company obligations remain and collection of the resulting receivable is deemed probable.

(i) Earnings Per Share

     Earnings per share is based on the weighted average number of common shares and common stock equivalents outstanding for the period. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered common stock equivalents using the treasury stock method. Fully diluted earnings per share is the same as, or not materially different from, primary earnings per share and, accordingly, is not presented.

     SFAS No. 128 "Earnings Per Share" was issued in February 1997. Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If the Company had applied SFAS No. 128 for the fiscal years ended March 31, 1995, 1996 and 1997, the following EPS would have been reported:

                                                              1995     1996     1997
                                                              -----    -----    -----
Basic earnings per share....................................  $0.77    $1.05    $1.63
Diluted earnings per share..................................  $0.76    $1.01    $1.53

(j) Stock Splits

     During the last two fiscal years, the Company has declared two stock splits. On July 16, 1995, the Company declared a two-for-one stock split of its common stock. The stock split was effected in the form of a stock dividend. The Company also declared a two-for-one stock split of its common stock on October 24, 1996. This stock split was also effected in the form of a stock dividend. In each case, stockholders of record received one share of common stock for each share held. All stock related data in the consolidated financial statements and related notes reflects both stock splits for all periods presented.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(k) Treasury Stock

     The Company's Board of Directors has authorized a stock repurchase program. Under that program, the Company has repurchased 2,414,000, 3,346,000 and 692,700 shares of its common stock on the open market for an aggregate purchase price of $30,008,000, $63,472,000 and $30,581,000, in the fiscal years ended March 31,
1995, 1996 and 1997, respectively. As of March 31, 1997, the Company was authorized to repurchase an additional 4,877,300 shares of its common stock under the current stock repurchase program.

(2) TECHNOLOGY ACQUISITIONS

     During the first quarter of fiscal 1997, the Company completed the acquisition of certain assets (including in-process research and development) of two technology companies for an aggregate cash purchase price of $12,950,000, including direct acquisition costs. The Company accounted for these transactions using the purchase method and recorded a $7,318,000 charge, net of a $3,941,000 income tax benefit, for acquired research and development costs. As of March 31, 1997, approximately $1,142,000 of such consideration had not been paid and was included in accrued liabilities.

     During the third quarter of fiscal 1996, the Company completed the acquisitions of stock and assets (including in-process research and development) of certain technology companies for an aggregate purchase price of $27,789,000, including direct and acquisition costs. The Company funded these acquisitions primarily through the re-issuance of its own common stock, and to a lesser extent, with cash. The Company accounted for these transactions using the purchase method and recorded a $22,831,000 charge, net of a $758,000 income tax benefit, for acquired research and development costs. During fiscal 1997, approximately $2,700,000 of the aggregate purchase price relating to these acquisitions was paid.

     During the fourth quarter of fiscal 1995, the Company completed various technology acquisitions for an aggregate purchase price of $24,485,000, including warrants to purchase 3,200,000 shares of the Company's stock at an exercise price of $15 per share and direct acquisition costs. These acquisitions were funded primarily through the issuance of the Company's common stock and cash. These acquisitions were recorded using the purchase method. During fiscal 1996, the Company paid the remaining $4,590,000 of the aggregate purchase price related to these acquisitions.

     On March 31, 1995, the Company purchased for $10,000,000, an option to acquire DataTools, Inc. ("DataTools"), a developer of data management and recovery software products for the open systems market. In connection with this transaction, the Company entered into an exclusive right to distribute, sell, and maintain all software products owned, purchased, or developed by DataTools. The Company paid a royalty to DataTools for all sales of DataTools products. Royalties on license sales were paid at 50% and royalties on maintenance sales were paid at 25%.

     During May 1997, the Company exercised its option to acquire all of the stock of DataTools for an aggregate purchase price of approximately $75,000,000 (unaudited) consisting of cash, BMC stock options, debt forgiveness and direct acquisition costs. The Company will account for this transaction using the purchase method of accounting. A substantial portion of the purchase price will be recorded as acquired research and development costs.

     As a result of the various technology acquisitions and the purchase option transactions completed in fiscal 1995, the Company recorded a $25,701,000 charge, net of a $3,559,000 income tax benefit, for acquired research and development costs.

     In all of the above-mentioned acquisitions, purchase prices were allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Amounts allocated to acquired, in-process research and development costs were expensed at the time of acquisition. To determine the fair market value of the acquired in-process technology, the Company relied primarily on the income

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
approach, whereupon fair market value is a function of the future revenues expected to be generated by an asset, net of all allocable expenses and charges for the use of contributory assets. The future net revenue stream is discounted to present value based upon the specific level of risk associated with achieving the forecasted asset earnings. Discount rates utilized generally approximated 25%. The income approach focuses on the income producing capability of the acquired assets and best represents the present value of the future economic benefits expected to be derived from these assets.

     The Company determined that the acquired in-process technologies had not reached technological feasibility based on the status of design and development activities which required further refinement, integration and testing. The development activities required to complete the acquired in-process technologies included additional coding, cross-platform porting and validation, quality assurance procedures and customer beta testing.

     The acquired technologies represent unique and emerging technologies, the application of which is limited to the Company's software strategy. Accordingly, these acquired technologies have no alternative future use.

(3) FINANCIAL INSTRUMENTS

     Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. The Company has the ability and intent to hold most of its investment securities to maturity and thus has classified these securities as "held to maturity" pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities have been recorded at amortized cost in the Company's Consolidated Balance Sheets. Securities classified as "available for sale" are recorded at fair value. The resulting net unrealized gains or losses are recorded as an increase or decrease to stockholders' equity. The Company holds no securities classified as "trading securities." Gains and losses, realized and unrealized, are calculated using the specific identification method. The table below summarizes the Company's total investment securities portfolio as of March 31, 1996 and 1997.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                          HELD TO MATURITY SECURITIES

                                                         GROSS        GROSS
                                                       UNREALIZED   UNREALIZED   AMORTIZED
                                          FAIR VALUE      GAIN         LOSS        COST
                                          ----------   ----------   ----------   ---------
                                                           (IN THOUSANDS)
1996
Maturities Within 1 Year
  Municipal Securities..................   $ 28,634      $   94      $   (17)    $ 28,557
  Preferred Stock.......................      8,900          --           --        8,900
  Corporate Bonds.......................     16,021          26           (8)      16,003
  Euro Bonds and other..................      6,103           7          (10)       6,106
                                           --------      ------      -------     --------
          Total maturities within 1
            year........................   $ 59,658      $  127      $   (35)    $ 59,566
                                           ========      ======      =======     ========
Maturities From 1-5 Years
  Municipal Securities..................   $151,795      $1,222      $  (581)    $151,154
  Corporate Bonds.......................     25,923         543           --       25,380
  Euro Bonds and other..................      6,281         222           --        6,059
                                           --------      ------      -------     --------
          Total maturities from 1-5
            years.......................   $183,999      $1,987      $  (581)    $182,593
                                           ========      ======      =======     ========
1997
Maturities Within 1 Year
  Municipal Securities..................   $ 32,901      $   92      $    (4)    $ 32,813
  Corporate Bonds.......................     16,030         144           --       15,886
  Euro Bonds and other..................      2,028           1           --        2,027
                                           --------      ------      -------     --------
          Total maturities within 1
            year........................   $ 50,959      $  237      $    (4)    $ 50,726
                                           ========      ======      =======     ========
Maturities From 1-5 Years
  Municipal Securities..................   $210,754      $  736      $(1,145)    $211,163
  Corporate Bonds.......................     34,125          48         (305)      34,382
  Euro Bonds and other..................     15,607         193          (50)      15,464
  Mortgage securities...................     11,353           2         (611)      11,962
                                           --------      ------      -------     --------
          Total maturities from 1-5
            years.......................   $271,839      $  979      $(2,111)    $272,971
                                           ========      ======      =======     ========
Maturities From 6-10 Years
  Corporate Bonds.......................   $  2,955      $   --      $   (68)    $  3,023
  Euro Bonds............................      3,019          --          (59)       3,078
  Mortgage Securities...................      4,789          --         (146)       4,935
  Municipal Bonds.......................     34,377          --         (326)      34,703
                                           --------      ------      -------     --------
          Total maturities from 6-10
            years.......................   $ 45,140      $   --      $  (599)    $ 45,739
                                           ========      ======      =======     ========

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                         AVAILABLE FOR SALE SECURITIES

                                                        GROSS        GROSS
                                          AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                            COST         GAIN         LOSS       VALUE
                                          ---------   ----------   ----------   -------
                                                         (IN THOUSANDS)
1996
Maturities Within 1 Year
  Municipal Securities..................   $ 8,438       $ 26        $  --      $ 8,464
                                           -------       ----        -----      -------
          Total maturities within 1
            year........................   $ 8,438       $ 26        $  --      $ 8,464
                                           =======       ====        =====      =======
Maturities From 1-5 Years
  Municipal Securities..................   $35,772       $195        $(139)     $35,828
  Other.................................     3,453         --           --        3,453
                                           -------       ----        -----      -------
          Total maturities from 1-5
            years.......................   $39,225       $195        $(139)     $39,281
                                           =======       ====        =====      =======
1997
Maturities Within 1 Year
  Municipal Securities..................   $ 8,375       $ 58        $  --      $ 8,433
                                           -------       ----        -----      -------
          Total maturities within 1
            year........................   $ 8,375       $ 58        $  --      $ 8,433
                                           =======       ====        =====      =======
Maturities From 1-5 Years
  Municipal Securities..................   $43,176       $ 71        $(281)     $42,966
  Euro Bonds............................    13,743         --         (159)      13,584
  Corporate Bonds.......................     6,686         --          (86)       6,600
  Mortgage Securities and other.........     9,340         --           (1)       9,339
                                           -------       ----        -----      -------
          Total maturities from 1-5
            years.......................   $72,945       $ 71        $(527)     $72,489
                                           =======       ====        =====      =======
Maturities From 6-10 Years
  Municipal Securities..................   $ 5,644       $ --        $ (92)     $ 5,552
  Corporate Bonds.......................     2,079          9           --        2,088
  Mortgage Securities and other.........     4,172         --         (269)       3,903
                                           -------       ----        -----      -------
          Total maturities from 6-10
            years.......................   $11,895       $  9        $(361)     $11,543
                                           =======       ====        =====      =======

     The Company's mortgage securities are classified according to the stated maturities of the securities.

(4) TRADE FINANCE RECEIVABLES

     Trade finance receivables arise in the ordinary course of business and are the result of the Company's decision to hold low risk customer obligations at interest rates that are attractive to the Company. Customers that finance their software purchases typically do so for internal budget and cash flow management purposes. The terms of these financings range from six months to five years. Interest rates attached to these financings vary depending on several factors including terms, financial market conditions and credit worthiness of the customer. In each case involving a Company-financed software license transaction, the customer must meet various financial and other criteria established by the Company.

     Many of the Company's customers choose to finance their software license transactions through unrelated, third-party financial institutions. In such cases, the financial institutions bear all of the credit risk. In the event of a product performance issue, however, the Company, as in the case on non-financed license transactions, would be responsible for resolving this issue. If it were unable to do so, the Company would most likely provide additional products to the customer or provide a credit or refund. To date, these occurrences

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
have been insignificant. As of March 31, 1997, amounts owed to third-party financial institutions as a result of customer transactions with the Company approximated $170,000,000.

(5) COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

     The components of cost of maintenance services and product licenses for the years ended March 31, 1995, 1996 and 1997 are as follows:

                                                         1995       1996       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Cost of maintenance services..........................  $24,182    $27,185    $33,763
Amortization of software development costs............    5,134      8,667      8,299
Amortization of purchased software....................    2,644      5,742      5,805
Royalties.............................................       --      3,260      8,702
                                                        -------    -------    -------
                                                        $31,960    $44,854    $56,569
                                                        =======    =======    =======

(6) INCOME TAXES

     The provision (benefit) for income taxes for the years ended March 31, 1995, 1996 and 1997 consisted of the following:

                                                         1995       1996       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Current
  Federal.............................................  $37,480    $40,804    $49,263
  Foreign.............................................    5,185      9,268      8,869
                                                        -------    -------    -------
          Total current...............................   42,665     50,072     58,132
Deferred
  Federal.............................................       (4)     7,392     15,070
  Foreign.............................................      154         --         --
                                                        -------    -------    -------
          Total deferred..............................      150      7,392     15,070
                                                        -------    -------    -------
                                                        $42,815    $57,464    $73,202
                                                        =======    =======    =======

     The foreign provision for income taxes is based on foreign pre-tax earnings of $29,290,000 for fiscal 1995, $46,474,000 for fiscal 1996 and $67,571,000 for fiscal 1997.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     The income tax expense of $42,815,000 for fiscal 1995, $57,464,000 for fiscal 1996 and $73,202,000 for fiscal 1997 differs from the amount computed by applying the statutory federal income tax rate of 35% to consolidated earnings before income taxes as follows:

                                                         1995       1996       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Expense computed at statutory rate....................  $42,116    $57,062    $82,976
Increase (reduction) resulting from:
  Foreign tax effect, net.............................   (4,701)    (4,339)   (11,543)
  Tax benefit from foreign sales corporation..........     (176)      (777)      (610)
  Income not subject to tax...........................   (2,511)    (2,908)    (2,685)
  Other...............................................    2,529      2,403      4,520
                                                        -------    -------    -------
          Subtotal....................................   37,257     51,441     72,658
Non-deductible charge for acquired research and
  development.........................................    5,558      6,023        544
                                                        -------    -------    -------
                                                        $42,815    $57,464    $73,202
                                                        =======    =======    =======

     Aggregate unremitted earnings of foreign subsidiaries for which U.S. Federal income taxes have not been provided, totaled approximately $84,846,000 at March 31, 1997. Deferred income taxes have not been provided on these earnings because the Company considers them to be indefinitely reinvested.

     Deferred income taxes for 1997 reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The tax effects of the temporary differences that give rise to the significant portions of the net deferred tax assets as of March 31, 1996 (included in prepaid expenses and other in the Consolidated Balance Sheets) and net deferred tax liabilities as of March 31, 1997 (included in accrued liabilities and other in the Consolidated Balance Sheets) are presented as follows:

                                                                1996        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred Tax Assets
  Deferred revenue..........................................  $ 24,681    $ 17,014
  Accruals not currently deductible.........................        76         403
  Acquired research and development.........................     3,696       5,513
  Other.....................................................     3,560       6,320
                                                              --------    --------
          Total deferred tax assets.........................    32,013      29,250
Deferred Tax Liabilities
  Software capitalization, net..............................    (9,044)    (13,820)
  Stock compensation plans..................................    (7,075)     (2,130)
  Book/tax difference on assets.............................    (3,243)     (3,499)
  Foreign earnings and other................................    (7,781)    (20,001)
                                                              --------    --------
          Total deferred tax liability......................   (27,143)    (39,450)
                                                              --------    --------
          Net current deferred tax asset (liability)........  $  4,870    $(10,200)
                                                              ========    ========

(7) STOCK INCENTIVE PLANS

     The Company has adopted numerous stock plans that provide for the grant of options and restricted stock to employees and directors of the Company. Under these plans, all options have been granted at fair market value as of the date of grant and have a ten year term. All grants under these plans vest over terms of either

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
three, four or five years. The restricted stock is subject to transfer restrictions that lapse over ten years or in prescribed increments if the Company obtains certain objectives for EPS growth. Under these plans, the Company was authorized to grant a total of 40,520,000 shares.

     The following is a summary of the stock option activity for the years ended March 31, 1995, 1996 and 1997:

                                          1995                     1996                     1997
                                 ----------------------   ----------------------   ----------------------
                                               WEIGHTED                 WEIGHTED                 WEIGHTED
                                               AVERAGE                  AVERAGE                  AVERAGE
                                               EXERCISE                 EXERCISE                 EXERCISE
                                   SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                 -----------   --------   -----------   --------   -----------   --------
Options outstanding at
  beginning of year............    4,823,156     $ 9       12,433,252     $10       13,016,648     $12
Options granted................    9,868,800     $11        2,068,500     $19        1,698,500     $43
Options exercised..............     (483,744)    $ 6       (1,263,894)    $ 8       (1,471,824)    $11
Options forfeited or
  canceled.....................   (1,774,960)    $15         (221,210)    $13         (297,110)    $16
                                 -----------              -----------              -----------
Options outstanding at end of
  year.........................   12,433,252     $10       13,016,648     $12       12,946,214     $16
                                 ===========              ===========              ===========
Option price range per share...  $0.17-16.72              $0.17-21.69              $0.63-48.38
                                 ===========              ===========              ===========
Options exercisable............    2,049,280     $ 5        2,569,674     $ 8        3,453,177     $10
                                 ===========              ===========              ===========

     The following is a summary of the restricted stock activity for the years ended March 31, 1995, 1996 and 1997:

                                                       1995        1996        1997
                                                     --------    --------    --------
Shares granted and unearned at beginning of year...   712,000     260,000     163,396
Shares granted.....................................   180,000       3,396      84,803
Shares earned......................................  (544,500)   (100,000)   (101,132)
Shares forfeited...................................   (87,500)         --          --
                                                     --------    --------    --------
Shares granted and unearned at end of year.........   260,000     163,396     147,067
                                                     ========    ========    ========

     In fiscal 1997, the Company adopted the BMC Software, Inc. 1996 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 500,000 shares of common stock may be issued under the Purchase Plan to participating employees. Purchase rights under the Purchase Plan are granted at 85% of the lesser of the market value at the offering date or on the exercise date. During fiscal 1997, 49,000 shares of stock were issued pursuant to this plan. The Purchase Plan terminates in the year 2006.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation," which allows the Company to adopt one of two methods for accounting for stock options. The Company has elected the method that requires disclosure only of stock-based compensation. Because of this election, the Company continues to account for its employee stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation grant. If the exercise price of the stock-based compensation grants is equal to the market price of the Company's stock on the date of grant, no compensation expense is recorded.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     For fiscal years ended March 31, 1995, 1996 and 1997, the Company has recorded compensation expense of $2,992,000, $1,354,000 and $1,725,000, respectively for restricted stock grants. The Company was not required under APB No. 25 to record compensation expense for stock option grants during the same period.

     The fair values of each option grant and Purchase Plan discounts are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in both 1996 and 1997: risk-free interest rate of 6 percent, expected life of 5 years for options and restricted stock, expected life of 6 months for Purchase Plan shares, expected volatility of 40 percent and no expected dividend yields. The weighted average fair value of options granted in fiscal 1996 and 1997 was $8.47 and $19.26, respectively.

     Had the compensation cost for these plans been determined pursuant to the alternative method under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                            1996       1997
                          --------   --------
Net Income:  As Reported  $105,571   $163,872
             Pro Forma    $104,890   $160,251
EPS:         As Reported  $   1.01   $   1.53
             Pro Forma    $   1.00   $   1.50

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the 1997 pro forma amounts include $403,000 related to the purchase discount offered under the 1996 Employee Stock Purchase Plan. The weighted average fair value of shares granted to employees in fiscal year 1997 was $9.06.

     The Company's outstanding options are segregated into the following three categories in accordance with SFAS No. 123:

                                                                WEIGHTED AVERAGE
OUTSTANDING   EXERCISABLE      RANGE OF      WEIGHTED AVERAGE      REMAINING
  SHARES        SHARES      EXERCISE PRICE    EXERCISE PRICE    CONTRACTUAL LIFE
-----------   -----------   --------------   ----------------   ----------------
10,423,000     3,399,000     $.63 -- 19.16         $11             6.8 years
 1,269,000        54,000    $21.13 -- 40.56        $25             8.9 years
 1,254,000            --    $43.13 -- 48.38        $48              10 years

(8) RETIREMENT PLAN

     The Company maintains a salary reduction profit sharing plan or 401(k) plan ("the Plan") available to all domestic employees. The Plan is based on a calendar year end and allows employees to contribute up to 15% of their annual compensation with a maximum contribution of $9,240 in calendar years 1994 and 1995 and $9,500 in calendar year 1996. In each of the calendar years 1994, 1995 and 1996, the Board of Directors authorized contributions to the Plan that would match the employee's contribution up to a maximum of $5,000. The costs of these contributions to the Company amounted to $2,769,000, $3,211,000 and $3,956,000 for the fiscal years ended March 31, 1995, 1996 and 1997, respectively. The Company contributions vest to the employee in increments of 20% per year beginning with the third year of employment and ending with the seventh.

     In addition to the Company's 401(k) plan, the Company maintains a deferred compensation plan for certain employees of the Company. At March 31, 1997, a total of approximately $6,000,000 is included in long term securities that are available for sale and accrued liabilities. Employees participating in this plan may receive their respective amounts upon request.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(9) COMMITMENTS AND CONTINGENCIES

     The Company has several noncancelable operating leases for office space and computer equipment that expire in the fiscal years ending March 31, 2002, and provide for various renewal options. Rent expense for office space is recognized equally over the lease term. Total rent expense incurred during the years ended March 31, 1995, 1996 and 1997 was approximately $16,595,000, $13,715,000 and
$14,946,000, respectively.

     Future minimum lease payments under noncancelable operating leases as of March 31, 1997 are:

                                                               FISCAL YEARS
                                                                  ENDING
                                                                MARCH 31,
                                                              --------------
                                                              (IN THOUSANDS)
1998........................................................     $ 9,950
1999........................................................       6,454
2000........................................................       2,119
2001........................................................       1,249
2002........................................................         156
                                                                 -------
          Total minimum lease payments......................     $19,928
                                                                 =======

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operations or financial position.

(10) FOREIGN OPERATIONS

     The table below summarizes selected financial information with respect to the Company's operations by geographic locations. Within the European marketplace, the Company's German operations are the most significant with total revenues accounting for over 40% of total European revenues in each of the three fiscal years presented.

                                                          YEARS ENDED MARCH 31,
                                                     --------------------------------
                                                       1995        1996        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
REVENUES
  North America....................................  $209,504    $253,593    $346,875
  Europe...........................................   113,760     143,630     180,303
  Pacific Rim and other............................    21,736      31,627      36,032
                                                     --------    --------    --------
     Consolidated..................................  $345,000    $428,850    $563,210
                                                     ========    ========    ========
OPERATING PROFITS*
  North America**..................................  $ 28,008    $ 49,310    $ 90,468
  Europe...........................................    74,974      84,802     108,207
  Pacific Rim and other............................     5,646      13,477      18,349
                                                     --------    --------    --------
     Consolidated..................................  $108,628    $147,589    $217,024
                                                     ========    ========    ========
IDENTIFIABLE ASSETS
  North America....................................  $391,026    $462,946    $656,014
  Europe...........................................    88,257     120,319      73,712
  Pacific Rim and other............................    23,366      24,953     114,433
                                                     --------    --------    --------
     Consolidated..................................  $502,649    $608,218    $844,159
                                                     ========    ========    ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 1997.

                                          BMC SOFTWARE, INC.

                                          By:     /s/ MAX P. WATSON JR.
                                            ------------------------------------
                                            Max P. Watson Jr.
                                            Chairman of the Board, President
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                SIGNATURES                                  TITLE                           DATE
                ----------                                  -----                           ----

          /s/ MAX P. WATSON JR.             Chairman of the Board, President and
------------------------------------------  Chief Executive Officer (Principal
            Max P. Watson Jr.               Executive Officer)

          /s/ WILLIAM M. AUSTIN             Senior Vice President and Chief
------------------------------------------  Financial Officer
            William M. Austin

            /s/ JOHN W. BARTER              Director
------------------------------------------
              John W. Barter

           /s/ B. GARLAND CUPP              Director
------------------------------------------
             B. Garland Cupp

           /s/ MELDON K. GAFNER             Director
------------------------------------------
             Meldon K. Gafner

              /s/ L. W. GRAY                Director
------------------------------------------
                L. W. Gray

         /s/ KEVIN M. KLAUSMEYER            Controller (Chief Accounting Officer)
------------------------------------------
           Kevin M. Klausmeyer

          /s/ GEORGE F. RAYMOND             Director
------------------------------------------
            George F. Raymond

            /s/ TOM C. TINSLEY              Director
------------------------------------------
              Tom C. Tinsley

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of BMC Software, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated May 2, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This Schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This Schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
May 2, 1997

                                                                     SCHEDULE II

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                               VALUATION ACCOUNT
                   YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                    BALANCE AT       CHARGED      CHARGED TO
                                   BEGINNING OF    (CREDIT) TO      OTHER                    BALANCE AT
YEAR          DESCRIPTION              YEAR         EXPENSES       ACCOUNTS     DEDUCTION    END OF YEAR
----          -----------              ----         --------      ----------    ---------    -----------
1995  Allowance for doubtful          $2,234         $ (723)        $   --       $   --        $1,511
      accounts...................
1996  Allowance for doubtful           1,511            776             --         (354)        1,933
      accounts...................
1997  Allowance for doubtful           1,933          2,344             --           --         4,277
      accounts...................

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER
        -------
         3.1             -- Restated Certificate of Incorporation of the Company;
                            incorporated by reference to Exhibit 3.1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-22892) (the "S-1 Registration Statement").
        *3.2             -- Certificate of Amendment of Restated Certificate of
                            Incorporation.
         3.2             -- Bylaws of the Company; incorporated by reference to
                            Exhibit 3.2 to the S-1 Registration Statement.
         4.1             -- Specimen Stock Certificate for the Common Stock of the
                            Company; incorporated by reference to Exhibit 4.1 to the
                            S-1 Registration Statement.
         4.2             -- Rights Agreement, dated as of May 8, 1995, between the
                            Company and The First National Bank of Boston, as Rights
                            Agent (the "Rights Agreement"), specifying the terms of
                            the Rights, which includes the form of Certificate of
                            Designation of Series A Junior Participating Preferred
                            Stock as Exhibit A, the form of Right Certificate as
                            Exhibit B and the form of the Summary of Rights as
                            Exhibit C (incorporated by reference to Exhibit 1 to the
                            registrant's Registration Statement on Form 8-A dated May
                            10, 1995).
        *4.3             -- Amendment to the Rights Agreement.
        10.1(a)          -- Form of BMC Software, Inc. 1994 Employee Incentive Plan;
                            incorporated by reference to Exhibit 10.7(a) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended March 31, 1995 (the "1995 10-K").
        10.1(b)          -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Employee Plan; incorporated by
                            reference to Exhibit 10.7(b) to the 1995 10-K.
        10.2(a)          -- Form of BMC Software, Inc. 1994 Non-employee Directors'
                            Stock Option Plan; incorporated by reference to Exhibit
                            10.8(a) to the 1995 10-K.
        10.2(b)          -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Nonemployee Directors' Stock Option
                            Plan; incorporated by reference to Exhibit 10.8(b) to the
                            1995 10-K.
        10.3             -- Description of BMC Software, Inc. Executive Officer
                            Annual Incentive Plan; incorporated by reference to
                            Exhibit 10.6 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended March 31, 1994.
        10.4(a)          -- License Agreement with International Business Machines
                            Corporation; incorporated by reference to Exhibit 10.12
                            to the S-1 Registration Statement.
        10.4(b)          -- License Agreements for Use and Marketing of Program
                            Materials dated May 13, 1986, with International Business
                            Machines Corporation; incorporated by reference to
                            Exhibit 10.13 to the S-1 Registration Statement.
        10.4(c)          -- Customer Agreement with International Business Machines
                            Corporation dated April 10, 1991; incorporated by
                            reference to Exhibit 10.15 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended March 31, 1992
                            (the "1992 10-K").
        10.5             -- Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by
                            reference to Exhibit 10.11 to the 1995 10-K.
        21.1             -- Subsidiaries of the Company.
        23.1             -- Consent of Arthur Andersen LLP, independent public
                            accountants.
       *27               -- Financial Data Schedule

---------------

* Filed herewith.