Form 10-Q
period 1997-06-30
BMC SOFTWARE INC
filed 1997-08-14
CIK 835729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 8, 1997, there were outstanding 101,639,277 shares of Common Stock, par value $.01, of the registrant.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                          Quarter Ended June 30, 1997

                                     INDEX



                                                                                      Page
                                                                                      ----
PART I.          FINANCIAL INFORMATION
                 ---------------------

Item 1.          Financial Statements                                                    3

                 Condensed Consolidated Balance Sheets
                 June 30, 1997 (Unaudited) and March 31, 1997                            3

                 Condensed Consolidated Statements of Earnings
                 Three months ended June 30, 1997 and 1996
                 (Unaudited)                                                             5

                 Condensed Consolidated Statements of Cash Flows
                 Three months ended June 30, 1997 and 1996
                 (Unaudited)                                                             6

                 Notes to Condensed Consolidated Financial
                 Statements                                                              7

Item 2.          Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                                   8

PART II.         OTHER INFORMATION
                 -----------------

Item 6.          Exhibits and Reports on Form 8-K                                       18

                 SIGNATURES                                                             19
                 ----------

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                       June 30,           March 31,
                 ASSETS                                                                  1997                1997
                                                                                      ----------          ---------
                                                                                      (Unaudited)
Current assets:

      Cash and cash equivalents                                                         $100,346            $ 79,794

      Investment securities                                                               57,984              59,159

      Receivables:

        Trade                                                                             76,590              87,576

        Interest and other                                                                11,451              11,247
                                                                                        --------            --------
           Total receivables                                                              88,041              98,823

      Prepaid expenses and other                                                          10,041              10,606
                                                                                        --------            --------
           Total current assets                                                          256,412             248,382
                                                                                        --------            --------
Property and equipment, net                                                              125,285             116,296

Software development costs, net                                                           44,271              39,486

Purchased software, net                                                                   35,932              19,735

Finance receivables                                                                        4,621               4,397

Investment securities                                                                    411,114             402,742

Deferred charges and other assets                                                          9,875              13,121
                                                                                        --------            --------
                                                                                        $887,510            $844,159
                                                                                        ========            ========



See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (continued)


                                                                                        June 30,         March 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY                                                  1997             1997
                                                                                       -----------       ---------
                                                                                       (Unaudited)
Current liabilities:

 Trade accounts payable                                                                  $  6,686          $  9,439

 Accrued liabilities and other                                                             78,690            50,025

 Current portion of deferred revenue                                                      155,053           145,199
                                                                                         --------          --------
  Total current liabilities                                                               240,429           204,663
                                                                                         --------          --------
 Deferred revenue and other                                                                94,095            93,284
                                                                                         --------          --------
  Total liabilities                                                                       334,524           297,947
                                                                                         --------          --------
Stockholders' equity:

 Common stock                                                                               1,050             1,050

 Additional paid-in capital                                                                89,632            82,391

 Retained earnings                                                                        554,559           565,122

 Foreign currency translation adjustment                                                     (639)             (820)

 Unrealized gain (loss) on securities available for sale                                    1,592              (750)
                                                                                         --------          --------
                                                                                          646,194           646,993

 Less treasury stock                                                                       89,002            96,901

 Less unearned portion of restricted stock compensation                                     4,206             3,880
                                                                                         --------          --------
   Total stockholders' equity                                                             552,986           546,212
                                                                                         --------          --------
                                                                                         $887,510          $844,159
                                                                                         ========          ========

See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)
                                  (Unaudited)




                                                                        Three Months Ended
                                                                             June 30,
                                                                      1997              1996
                                                                    --------          --------
Revenues:
  Licenses                                                          $107,746          $ 82,630
  Maintenance                                                         50,668            43,420
                                                                    --------          --------
    Total revenues                                                   158,414           126,050
                                                                    --------          --------
Operating expenses:
  Selling and marketing                                               47,401            37,526
  Research and development                                            20,769            17,859
  Cost of maintenance services and product licenses                   17,515            14,014
  General and administrative                                          11,189            10,595
  Acquired research and development costs                             60,272            11,259
                                                                    --------          --------
    Total operating expenses                                         157,146            91,253
                                                                    --------          --------
         Operating income                                              1,268            34,797

Other income                                                           6,148             4,294
                                                                    --------          --------
Earnings before taxes                                                  7,416            39,091

Income taxes                                                          17,979            11,919
                                                                    --------          --------
Net earnings (loss)                                                 $(10,563)         $ 27,172
                                                                    ========          ========
Earnings (loss) per share                                           $   (.10)         $   0.26
                                                                    ========          ========
Shares used in computing earnings (loss) per share                   108,083           106,238
                                                                    ========          ========



See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                    1997              1996
                                                                                  --------          --------
Cash flows from operating activities:
   Net earnings (loss)                                                            $(10,563)         $ 27,172
   Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Acquired research and development costs                                      60,272            11,259
       Depreciation and amortization                                                11,585             8,582
       Net change in receivables,
         payables and other items                                                   26,274            14,216
                                                                                  --------          --------
           Total adjustments                                                        98,131            34,057
                                                                                  --------          --------
              Net cash provided by operating activities                             87,568            61,229
                                                                                  --------          --------
Cash flows from investing activities:
   Technology acquisitions, net of cash acquired                                   (51,187)          (13,580)
   Purchased software and related assets                                              (947)             (190)
   Capital expenditures                                                            (12,608)           (5,269)
   Capitalization of software development                                           (9,278)           (5,910)
   Purchases of securities held to maturity                                        (14,498)          (60,783)
   Proceeds from securities held to maturity                                         9,643            25,415
   (Increase) decrease in long-term finance receivables                               (224)          (30,122)
                                                                                  --------          --------
              Net cash used in investing activities                                (79,099)          (90,439)
                                                                                  --------          --------
Cash flows from financing activities:
   Income tax reduction relating
     to stock options                                                                6,227                --
   Stock options exercised and other                                                 6,607             5,648
   Treasury stock acquired                                                            (933)             (880)
                                                                                  --------          --------
              Net cash used in financing activities                                 11,901             4,768
                                                                                  --------          --------
Effect of exchange rate changes on cash                                                182               (71)
                                                                                  --------          --------
Net change in cash and cash equivalents                                             20,552           (24,513)

Cash and cash equivalents at beginning of period                                  $ 79,794            62,128
                                                                                  --------          --------
Cash and cash equivalents at end of period                                        $100,346          $ 37,615
                                                                                  ========          ========

Supplemental disclosure of cash flow information:
   Cash paid for Income taxes                                                     $  2,489          $ 16,433

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

         These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended March 31, 1997, as filed with the Securities and Exchange Commission on Form 10-K.

Note 2 - Earnings (Loss) Per Share

         Earnings (loss) per share is based on the weighted average number of common shares and common stock equivalents outstanding for the period. For purposes of this calculation, outstanding stock options and unearned restricted stock shares are considered common stock equivalents using the treasury stock method. Fully diluted earnings (loss) per share is the same as, or not materially different from, primary earnings per share and, accordingly, is not presented.

Note 3 - Technology Acquisitions

         During the quarter ended June 30, 1997, the Company completed two acquisitions which included DataTools, Inc. and another technology company for an aggregate purchase price of approximately $80,700,000, including direct acquisition costs. The Company funded these acquisitions primarily with cash and to a lesser extent through the issuance of stock options in its common stock. The Company accounted for these transactions using the purchase method and recorded a $57,267,000 charge, net of a $3,005,000 income tax benefit, for acquired research and development costs. As of June 30, 1997 approximately $18,335,000 of additional consideration and transaction costs relating to these acquisitions remained unpaid.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         This discussion comprises historical information for the periods covered, followed by certain forward looking information and information about certain risks and uncertainties that could affect the Company's future operating results. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the audited financial statements and notes thereto, and the Management's Discussion and Analysis of Results of Operation and Financial Condition, contained in the Company's Form 10-K for fiscal 1997.

A.       HISTORICAL INFORMATION

            RESULTS OF OPERATION

         The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Earnings bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                                                      Percentage of Total Revenues
                                                                      ----------------------------
                                                                           Three Months Ended
                                                                                June 30,
                                                                      1997                   1996
                                                                      ----                   ----
Revenues:
 License                                                               68.0%                 65.6%
 Maintenance                                                           32.0                  34.4
                                                                      -----                 -----
   Total revenues                                                     100.0                 100.0

Operating expenses:
 Selling and marketing                                                 30.0                  29.8
 Research and development                                              13.1                  14.2
 Cost of maintenance services
   and product licenses                                                11.0                  11.1
 General and administrative                                             7.1                   8.4
 Acquired research and development costs                               38.0                   8.9
                                                                      -----                 -----
Operating income                                                         .8                  27.6

Other income                                                            3.9                   3.4
                                                                      -----                 -----
Earnings before taxes                                                   4.7                  31.0

Income taxes                                                           11.4                   9.4
                                                                      -----                 -----
Net earnings (loss)                                                    (6.7)%                21.6%
                                                                      =====                 =====

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)

REVENUES

                                                                  Three Months Ended
                                                                       June 30,
                                                                       --------
                                                                    (in thousands)
                                                              1997                 1996             Change
                                                            --------             --------           ------
North American license revenues                             $ 75,200             $ 55,728            34.9%
International license revenues                                32,546               26,902            21.0%
                                                            --------             --------
 Total license revenues                                      107,746               82,630            30.4%

Maintenance revenues                                          50,668               43,420            16.7%
                                                            --------             --------
 Total revenues                                             $158,414             $126,050            25.7%
                                                            ========             ========

License Revenues

   The Company's license revenues include product license fees, capacity-based license upgrade fees and restructuring fees. Product license fees are generated from the initial licensing of a product and subsequent licenses purchased under the Company's tier-based licensing program. Capacity-based license upgrade fees are charged when a customer acquires the right to run an already licensed product on additional processing capacity, which may be measured traditionally by central processing unit ("CPU") tier or by the aggregate processing capacity measured in millions of instructions per second ("MIPS") on which the Company's products are installed. These license upgrade fees include fees associated with currently installed additional processing capacity and fees associated with anticipated future processing capacity. Restructuring fees are charges used to increase the discounts used to calculate future maintenance and upgrade charges for a customer's installed products.

   The Company's North American operations generated 67% of total license revenues in the quarter ended June 30, 1996 and 70% for the corresponding quarter ended June 30, 1997. The 35% increase in North American license revenues is primarily attributable to increased capacity-based upgrade fees for both current and future capacity. Capacity-based upgrade fees for future capacity represented the single largest component of North American license revenues for the quarter ended June 30, 1997. International license revenues represented 33% and 30% of total license revenues for the quarters ended June 30, 1996 and 1997, respectively. International license revenue growth from the first quarter of fiscal 1997 to fiscal 1998 was derived principally from capacity-based upgrade fees associated with current capacity and from new license sales of the Company's client/server products.

   Capacity-based upgrade fees include fees for both current and future additional processing capacity. These fees accounted for 23% and 35% of total revenues in the first quarter of fiscal 1997 and 1998, respectively. The sustainability and growth of the Company's mainframe-based license revenues are dependent upon these capacity-based upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license

                    Management's Discussion and Analysis of
                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                 Results of Operations and Financial Condition
                                  (continued)


agreements allowing them to install the Company's products on an unspecified number of CPUs, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. Substantially all of these transactions include upgrade charges associated with additional processing capacity beyond the customer's current usage level and/or a restructuring fee, and some include license fees for additional products. In the quarters ended June 30, 1996 and 1997, the enterprise license fees for future additional processing capacity and license restructurings comprised approximately 22% and 26% of total revenues, respectively. The fees associated with future additional mainframe processing capacity typically comprise from one-half to substantially all of the license fees included in the enterprise license transaction. Over the past two fiscal years, the Company has experienced a marked increase in demand from its largest customers for current and anticipated mainframe processing capacity, and the Company expects that it will continue to be dependent upon these license revenue components. With the rapid advancement of client/server technology and customers' needs for more functional and open applications to replace legacy systems, however, there can be no assurance that the demand for mainframe processing capacity will continue at current levels. Should this trend slow dramatically or reverse, it would adversely impact the Company's mainframe-based license revenues and operating results.

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

   Maintenance revenues have increased over the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase in proportion to the processing capacity on which the products are installed; consequently, the Company receives higher absolute maintenance fees as customers install its products on additional processing capacity. Due to increased discounting at higher levels of "future MIPS" licensing, however, the maintenance fees per MIPS are often reduced in enterprise license agreements. Historically, the Company has enjoyed high maintenance renewal rates for its mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to the Company's products, however, increased cancellations could occur. This would adversely impact the sustainability and growth of the Company's maintenance revenues. To date, the Company has been successful in extending its traditional maintenance and support pricing model to the client/server market. At this time, there is insufficient historical data to determine whether customers will continue to accept this pricing model and renew their maintenance and support contracts at the levels experienced in the mainframe market.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


Product Line Revenues

   The Company's products for the IBM-compatible mainframe environment accounted for 87% and 84% of total revenues in the quarters ended June 30, 1997 and 1998. The database utilities and administrative tools for IBM's IMS DB and DB2 database management systems comprise the largest portion of the Company's mainframe-based and total revenues. These product lines accounted for 66% and 65% of total revenues in the first quarters of fiscal 1997 and 1998, respectively and 64% and 65% of license revenues for the same periods. Total revenues and license revenues from these product lines grew 25% and 33%, respectively in the first quarter of fiscal 1998. The Company's other products for the mainframe environment contributed 22% and 18% of total revenues and 19% and 15% of license revenues for the quarters ended June 30, 1997 and 1998, respectively. Both total and license revenues for the Company's other mainframe products in the fiscal 1998 first quarter grew by approximately 4% compared to the prior year's quarter.

   The Company's client/server product lines comprise the PATROL application and database management solutions, the PATROL DB database administration products and the Company's high-performance database backup and recovery solutions. In total, these product lines contributed 13% and 16% of total revenues for the quarters ended June 30, 1997 and 1998, respectively and 17% and 20% of license revenues for the same periods. Total revenues for these product lines grew 63% and license revenues grew 49% in the first quarter of fiscal 1998.

EXPENSES

                                                                        Three Months Ended
                                                                             June 30,
                                                                             --------
                                                                          (in thousands)
                                                                      1997              1996               Change
                                                                    --------           --------            ------
Selling and marketing expenses                                      $ 47,401           $ 37,526              26.3%
Research and development expenses                                     20,769             17,859              16.3%
Cost of maintenance services
  and product licenses                                                17,515             14,014              25.0%
General and administrative expenses                                   11,189             10,595               5.6%
Acquired research and
  development                                                         60,272             11,259             435.3%
                                                                    --------            -------
    Total operating expenses                                        $157,146            $91,253              72.2%
                                                                    ========            =======

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


Selling and Marketing Expenses

         Selling and marketing expenses increased by 26% or $9,875,000 for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.
The single largest contributor to this expense growth was personnel costs. Personnel costs increased as the result of a 48% increase in headcount from June 30, 1996 to June 30, 1997. Other contributors to the increase were severance pay for terminated sales personnel in Europe and travel expenses. As a percentage of total revenues, selling and marketing expenses remained constant at 30% in the first quarter of fiscal 1998 when compared to the first quarter of fiscal 1997.

Research and Development Expenses

         Research and development expenses increased primarily due to the addition of permanent and contract personnel who were hired to develop new product offerings and, to a lesser extent, support existing products. Research and development headcount from June 30, 1996 increased by 30%. These increases have been offset by a 57% increase in software capitalization. For the first quarter of fiscal 1998, the Company capitalized $9,278,000 in software development costs. In the first quarter of fiscal 1997, the Company capitalized $5,910,000 in software development costs. Research and development expenses (which are net of the above-mentioned capitalized software development costs) as a percentage of total revenues have decreased slightly from 14% in the first quarter of fiscal 1997 to 13% in the first quarter of fiscal 1998.

         Over the last three fiscal years, the Company has supplemented its internal product development efforts with acquisitions of several companies and technologies, including the base technologies for the PATROL product lines. The Company's acquisition strategy in general has been to acquire emerging technologies, rather than established companies, and to significantly enhance, fortify, expand and integrate the acquired technology. See "-Acquired Research and Development Costs" below.

Cost of Maintenance Services and Product Licenses

         Cost of maintenance services and product licenses expenses consist of amortization of purchased and internally developed software, costs associated with technical support operations and royalty fees. This expense line item has increased in the first quarter of fiscal 1998 primarily as a result of increases in technical support operations and amortization of internally developed software. Amortization for the Company's capitalized software totaled $4,493,000 and $3,192,000, including accelerated charges, in the first quarter of fiscal 1998 and 1997, respectively. The Company accelerated the amortization of some of its older products by approximately $2,900,000 and $2,009,000 during the first quarter of fiscal 1998 and 1997, respectively. These software products were not expected to generate sufficient future revenues which would be required for the Company to realize the carrying value of the assets. As a percentage of total revenues, these expenses remained constant at 11% in the first quarters of fiscal 1997 and 1998.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)

General and Administrative Expenses

         The Company's general and administrative expenses increased by $594,000, or 6%, in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. The increase is primarily related to personnel costs associated with a 4% increase in headcount. The growth in general and administrative expenses was offset by a decrease in bonuses paid to executives of the Company. As a percentage of total revenues, general and administrative expenses decreased to 7% in the first quarter of fiscal 1998 from 8% in the first quarter of fiscal 1997.

Acquired Research and Development Costs

         During the first quarter of fiscal 1998, the Company completed the acquisitions of stock and assets (including in-process research and development) of certain technology companies for an aggregate purchase price of $80,700,000 million, including direct acquisition costs. The Company accounted for these transactions using the purchase method of accounting. During the quarter, the Company recorded a $60,272,000 charge ($57,267,000 net of income tax benefits), for acquired research and development costs.

OTHER INCOME

         For the first quarter of fiscal 1998, other income was $6,148,000, reflecting an increase of 43% over $4,294,000 of other income in the same quarter of fiscal 1997. Other income consists primarily of interest earned on tax-exempt municipal securities, euro bonds, corporate bonds, mortgage securities and money market funds. The increase in other income is primarily due to an increase of approximately $226,000,000 in cash and investment securities from June 30, 1996 to June 30, 1997.

INCOME TAXES

         For the first quarter of fiscal 1998, income tax expense was $17,979,000, compared to $11,919,000 for the same quarter in fiscal 1997. The Company's income tax expense represents the federal statutory rate of 35%, plus certain state taxes, reduced by the benefit from the Company's Foreign Sales Corporation, the effect of tax exempt interest earned from cash investments, the effect of tax deductions on certain technology acquisitions and foreign income taxes. Excluding the impact of technology acquisitions, the Company's effective income tax rate for the three months ended June 30, 1997 has decreased to 31% from 32% during the same period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth through funds generated from operations. As of June 30, 1997, the Company had cash, cash equivalents and investment securities of $569,444,000.

         The Company did not repurchase any shares on the open market during the first quarter of fiscal 1998. As of June 30, 1997, the Company has authorization from its Board of Directors, to acquire up to 4,877,300 shares of its common stock pursuant to the Company's stock repurchase program.

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


B. FORWARD LOOKING INFORMATION AND CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING RESULTS.

         Management's Discussion and Analysis of Results of Operations and Financial Condition include certain forward looking statements, which are identified by the use of the words "believes," "expects" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from the results implied by these or any other forward looking statements made by, or on behalf of the Company. There can be no assurance that future results will meet expectations. These important factors, risks and uncertainties include, but are not limited to, those described in the following paragraphs and in the discussion in the Company's March 31, 1997 Annual Report under the heading "Business," including, without limitation, the discussion under the subheading "Competition, System Dependence."

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

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


         The Company's Operating Margins (exclusive of charges for acquired research and development costs) have ranged from 37% to 45% in recent quarters, which is at the high-end of the range for peer companies. The Company does not expect future margin expansion. Further, since research and development, sales, support and distribution costs for client/server software products are generally higher than for mainframe products, Operating Margins will experience more pressure as the mix of the Company's business continues its shift to client/server revenues. The Company is continuing to develop indirect channel relationships to increase its coverage and presence in a cost effective manner. There can be no assurance, however, that this strategy will be successful. If the Company's direct sales force remains the primary channel for its client/server products, its selling and marketing expenses could increase and Operating Margins could be reduced.

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

         Future operating results are also dependent on sustained performance improvement by the Company's international offices. In this regard, the economy in Europe has been somewhat depressed in the past year, with relatively high unemployment. The Company's operations and financial results could be significantly adversely affected by issues such as changes in foreign currency exchange rates, sluggish regional economic conditions and difficulties in staffing and managing international operations. Many systems and applications software vendors are experiencing difficulties internationally, particularly in Europe. The European office whose results have been and are expected to be the most significant to the Company's overall results is the German office, which accounted for over 33% of total International revenues in each of the prior three fiscal years.

         The Company derived approximately 84% of its revenues in the first quarter of fiscal 1998 from software products for IBM and IBM-compatible mainframe computers. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. Further, IBM continues, directly and through third parties, to enhance its utilities for IMS and DB2 to provide lower cost alternatives to those provided by the Company and other independent software vendors. The Company has traditionally maintained sufficient performance and functional advantages over IBM's base utilities, although there can be no assurance that it will continue to maintain such advantages.

         Fees from enterprise license transactions remain fundamental components of the Company's revenues. In first quarter of fiscal 1998, enterprise license fees for future additional processing capacity and license restructurings comprised approximately 26% of total revenues. These revenues are

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


dependent upon the Company's customers' continuing to perceive an increasing need to use the Company's existing software products on substantially greater mainframe processing capacity in future periods. The Company believes that the demand for enterprise licenses has been driven by customers' re-commitment over the last 24 to 36 months to the OS/390 mainframe platform for large scale, transaction intensive information systems. Whether this trend will continue is difficult to predict. If the Company's customers' processing capacity growth were to slow and/or if such customers were to perceive alternatives to relying upon the Company's current mainframe products, the Company's revenues would be adversely impacted.

         Capacity-based upgrade fees associated with both current and future processing capacity contributed 35% of total revenues in the first quarter of fiscal 1998. The charging of upgrade fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. The pricing of mainframe systems software, including the charging of tier-based upgrade fees or other capacity-based fees, is under continued pressure from customers. Although the Company has adopted MIPS-based pricing for enterprise licenses, it has not significantly changed the fact that customers pay more to use its products on more powerful CPUs. The Company believes its current pricing policies properly reflect the value provided by its products. IBM provides alternatives to tier-based pricing with respect to its large mainframe CPUs and is attempting to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe hardware and software products. These actions have increased pricing pressures within the mainframe systems software markets.

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

                     27   Financial Data Schedule


                 (b) Reports on Form 8-K.

                     None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BMC SOFTWARE, INC.


Date: August 14, 1997                              By: /s/ Max P. Watson Jr.
                                                       ---------------------
                                                       Max P. Watson Jr.
                                                       Chairman of the Board, President and
                                                       Chief Executive Officer



Date: August 14, 1997                              By: /s/ William M. Austin
                                                       ---------------------
                                                       William M. Austin
                                                       Senior Vice President and
                                                       Chief Financial Officer



Date: August 14, 1997                              By: /s/ Kevin M. Klausmeyer
                                                       -----------------------
                                                       Kevin M. Klausmeyer
                                                       Chief Accounting Officer