Form 10-Q
period 1997-09-30
BMC SOFTWARE INC
filed 1997-11-14
CIK 835729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________  to ______________________

         Commission file number 0-17136


                               BMC SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                         74-2126120
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                       identification No.)




        BMC Software, Inc.
      2101 CityWest Boulevard
          Houston, Texas                                            77042
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

As of November 11, 1997, there were outstanding 101,686,240 shares of Common Stock, par value $.01, of the registrant.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                        Quarter Ended September 30, 1997

                                     INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements                                         3

                 Condensed Consolidated Balance Sheets
                 September 30, 1997 (Unaudited) and March 31, 1997            3

                 Condensed Consolidated Statements of Earnings
                 Three months and six months ended September 30, 1997
                 and 1996 (Unaudited)                                         5

                 Condensed Consolidated Statements of Cash Flows
                 Six months ended September 30, 1997 and 1996
                 (Unaudited)                                                  6

                 Notes to Condensed Consolidated Financial
                 Statements                                                   7

Item 2.          Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                        7

PART II.         OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders         19

Item 6.          Exhibits and Reports on Form 8-K                            19

                 SIGNATURES                                                  20

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                      September 30,  March 31,
                   ASSETS                                 1997         1997
                                                      -------------  ---------
                                                       (Unaudited)
Current assets:

         Cash and cash equivalents                      $ 65,929     $ 79,794

         Investment securities                            39,434       59,159

         Receivables:

            Trade, net                                    96,137       87,576

            Interest and other                            11,597       11,247
                                                        --------     --------

               Total receivables                         107,734       98,823

         Prepaid expenses and other                        9,288       10,606
                                                        --------     --------

               Total current assets                      222,385      248,382
                                                        --------     --------

Property and equipment, net                              143,112      116,296

Software development costs, net                           48,697       39,486

Purchased software, net                                   36,307       19,735

Finance receivables                                        4,521        4,397

Investment securities                                    433,609      402,742

Deferred charges and other assets                         10,178       13,121
                                                        --------     --------

                                                        $898,809     $844,159
                                                        ========     ========




See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)
                                  (continued)


                                                              September 30,    March 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY                          1997           1997
                                                               ---------      ---------
                                                               (Unaudited)
Current liabilities:

   Trade accounts payable                                      $  10,241      $   9,439

   Accrued liabilities and other                                  63,209         50,025

   Current portion of deferred revenue                           159,173        145,199
                                                               ---------      ---------

      Total current liabilities                                  232,623        204,663
                                                               ---------      ---------

Deferred revenue and other                                        92,102         93,284
                                                               ---------      ---------

       Total liabilities                                         324,725        297,947
                                                               ---------      ---------

Stockholders' equity:

   Common stock                                                    1,050          1,050

   Additional paid-in capital                                     91,845         82,391

   Retained earnings                                             599,481        565,122

   Foreign currency translation adjustment                          (778)          (820)

   Unrealized gain (loss) on securities available for sale         2,561           (750)
                                                               ---------      ---------

                                                                 694,159        646,993

   Less treasury stock                                           116,271         96,901

   Less unearned portion of restricted stock compensation          3,804          3,880
                                                               ---------      ---------

           Total stockholders' equity                            574,084        546,212
                                                               ---------      ---------

                                                               $ 898,809      $ 844,159
                                                               =========      =========


     See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)
                                  (Unaudited)



                                      Three Months Ended        Six Months Ended
                                         September 30,            September 30,
                                    ---------------------     --------------------
                                      1997         1996         1997         1996
                                    --------     --------     --------     --------
Revenues:
   Licenses                         $110,201     $ 82,025     $217,947     $164,655
   Maintenance                        52,508       44,475      103,176       87,895
                                    --------     --------     --------     --------

       Total revenues                162,709      126,500      321,123      252,550
                                    --------     --------     --------     --------

Operating expenses:
   Selling and marketing              46,737       35,735       94,138       73,261
   Research and development           23,281       19,833       44,050       37,692
   Cost of maintenance services
       and product licenses           18,204       13,122       35,719       27,136
   General and administrative         12,635       11,083       23,824       21,678
   Acquired research and
       development costs               5,201         --         65,473       11,259
                                    --------     --------     --------     --------

       Total operating expenses      106,058       79,773      263,204      171,026
                                    --------     --------     --------     --------

              Operating income        56,651       46,727       57,919       81,524

Other income                           7,148        4,639       13,296        8,933
                                    --------     --------     --------     --------

Earnings before taxes                 63,799       51,366       71,215       90,457

Income taxes                          18,877       16,180       36,856       28,099
                                    --------     --------     --------     --------

Net earnings                        $ 44,922     $ 35,186     $ 34,359     $ 62,358
                                    ========     ========     ========     ========

Earnings per share                  $    .41     $    .33     $    .32     $    .59
                                    ========     ========     ========     ========

Shares used in computing
   earnings per share                108,332      106,776      108,192      106,456
                                    ========     ========     ========     ========



See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                   Six Months Ended
                                                                     September 30,
                                                               -------------------------
                                                                 1997            1996
                                                               ---------      ----------
Cash flows from operating activities:
    Net earnings                                               $  34,359      $  62,358
    Adjustments to reconcile net earnings
      to net cash provided by operating activities:
        Acquired research and development costs                   65,473         11,259
        Depreciation and amortization                             24,572         15,796
        Net change in receivables,
          payables and other items                                 6,626         47,197
                                                               ---------      ---------
              Total adjustments                                   96,671         74,252
                                                               ---------      ---------
                 Net cash provided by operating activities       131,030        136,610
                                                               ---------      ---------

Cash flows from investing activities:
     Technology acquisitions, net of cash acquired               (66,989)       (13,580)
     Purchased software and related assets                        (1,718)        (4,642)
     Capital expenditures                                        (36,476)       (13,049)
     Capitalization of software development                      (18,658)       (10,288)
     Purchases of investment securities                          (53,454)      (125,774)
     Proceeds from investment securities                          45,623         36,393
     Increase in long-term finance receivables                      (124)       (29,491)
                                                               ---------      ---------
                 Net cash used in investing activities          (131,796)      (160,431)
                                                               ---------      ---------

Cash flows from financing activities:
     Income tax reduction relating to stock options               13,170           --
     Stock options exercised and other                            11,617          7,977
     Treasury stock acquired                                     (37,928)          (880)
                                                               ---------      ---------
                 Net cash used in financing activities           (13,141)         7,097

Effect of exchange rate changes on cash                               42            (39)
                                                               ---------      ---------
Net change in cash and cash equivalents                          (13,865)       (16,763)

Cash and cash equivalents at beginning of period                  79,794         62,128
                                                               ---------      ---------
Cash and cash equivalents at end of period                     $  65,929      $  45,365
                                                               =========      =========

Supplemental disclosure of cash flow information:
          Cash paid for Income taxes                           $  22,997      $  52,074



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

Note 3 - Technology Acquisitions

         During the quarter ended September 30, 1997, the Company completed an acquisition of a technology company for an aggregate purchase price of approximately $6,995,000, including direct acquisition costs. During the quarter ended June 30, 1997, the Company completed two acquisitions which included DataTools, Inc. and another technology company for an aggregate purchase price of approximately $80,700,000, including direct acquisition costs. The Company funded these acquisitions primarily with cash and to a lesser extent through the issuance of stock options in its common stock. The Company accounted for these transactions using the purchase method and for the three months ended September 30, 1997, and for the three months ended June 30, 1997, respectively, recorded a $3,381,000 and $57,267,000 charge, net of a $1,820,000 and $3,005,000 income tax benefit, for acquired research and development costs. As of September 30, 1997, approximately $10,742,000 of additional consideration and transaction costs relating to these acquisitions remained unpaid.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         This discussion comprises historical information for the periods covered, followed by certain forward looking information and information about certain risks and uncertainties that could affect the Company's future operating results. This discussion should be read in conjunction with the attached

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


consolidated financial statements and notes thereto and with the audited financial statements and notes thereto, and the Management's Discussion and Analysis of Results of Operation and Financial Condition, contained in the Company's Annual Report on Form 10-K for fiscal 1997.

A.       HISTORICAL INFORMATION

              RESULTS OF OPERATION

         The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Earnings bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                                       Percentage of Total Revenues
                                                  ------------------------------------------
                                                  Three Months Ended        Six Months Ended
                                                    September 30,             September 30,
                                                  -------------------      -----------------
                                                  1997          1996        1997        1996
                                                  -------------------      -----------------
Revenues:
  License                                         67.7%         64.8%       67.9%       65.2%
  Maintenance                                     32.3          35.2        32.1        34.8
                                                 -----         -----       -----       -----
    Total revenues                               100.0         100.0       100.0       100.0
Operating expenses:
  Selling and marketing                           28.7          28.2        29.3        29.0
  Research and development                        14.3          15.7        13.7        14.9
  Cost of maintenance services
     and product licenses                         11.2          10.4        11.1        10.7
  General and administrative                       7.8           8.8         7.4         8.6
  Acquired research and development costs          3.2          --          20.4         4.5
                                                 -----         -----       -----       -----

Operating income                                  34.8          36.9        18.1        32.3

Other income                                       4.4           3.7         4.1         3.5
                                                 -----         -----       -----       -----

Earnings before taxes                             39.2          40.6        22.2        35.8

Income taxes                                      11.6          12.8        11.5        11.1%
                                                 -----         -----       -----       -----

Net earnings                                      27.6%         27.8%       10.7%       24.7%
                                                 =====         =====       =====       =====


                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


REVENUES

                                     Three Months Ended                   Six Months Ended
                                        September 30,                       September 30,
                                    ---------------------               ---------------------
                                       (in thousands)                      (in thousands)
                                      1997        1996        Change      1997          1996      Change
                                    --------     --------     ------    --------     --------     ------
North American license revenues     $ 73,200     $ 55,488       32%     $148,399     $111,216       33%
International license revenues        37,001       26,537       39%       69,548       53,439       30%
                                    --------     --------               --------     --------
 Total license revenues              110,201       82,025       34%      217,947      164,655       32%

Maintenance revenues                  52,508       44,475       18%      103,176       87,895       17%
                                    --------     --------               --------     --------
Total revenues                      $162,709     $126,500       29%     $321,123     $252,550       27%
                                    ========     ========               ========     ========

LICENSE REVENUES

         The Company's license revenues consist of product license fees, capacity-based license upgrade fees and restructuring fees. Product license fees are generated by (a) the initial licenses of a product on either a per copy or MIPS capacity licensing basis and (b) the licensing of additional copies of a product previously licensed under the Company's per copy, tier-based licensing programs. Capacity-based license upgrade fees are charged when a customer acquires the right to run an already licensed product on additional processing capacity, which may be measured traditionally by central processing unit ("CPU") tier or by the aggregate processing capacity measured in millions of instructions per second ("MIPS") on which the Company's products are installed. These license upgrade fees include fees associated with currently installed additional processing capacity and fees associated with anticipated future additional processing capacity. Restructuring fees are charges used to increase the discounts used to calculate future maintenance and upgrade charges for a customer's installed products.

         The Company's North American operations generated 66% and 68% of total license revenues in the quarters ended September 30, 1997 and 1996, respectively, and 68% of total license revenues in the six-month periods ending on such dates. Year-over-year growth in North American license revenues in the second quarter of fiscal 1998 over the second quarter of fiscal 1997 was principally from increased capacity-based upgrade fees for current capacity, and to a lesser extent, restructuring fees and future capacity upgrade fees. For the six months ended September 30, 1997, the 33% increase in North American license revenues over the prior year is primarily attributable to increased capacity-based upgrade fees for both current and future capacity. Capacity-based upgrade fees for current capacity represented the single largest component of North American license revenues for the quarter and six months ended September 30, 1997. International license revenues represented 34% and 32% of total license revenues in the quarters ended September 30, 1997 and 1996, respectively, and 32% of total license revenues in the six-month periods ending on such dates. International license revenue growth from both the three and six month periods ended September 30, 1996 to the three and six month periods ended September 30, 1997 was derived principally from new license sales of the Company's client-server products, and to a lesser extent, capacity-based upgrade fees for current capacity.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


         Capacity-based upgrade fees include fees for both current and
anticipated future additional processing capacity.    These  fees  accounted
for 34% and 30% of total revenues in the quarters ended September 30, 1997 and 1996, respectively, and 34% and 26% of total revenues for the respective six-month periods. The growth and sustainability of the Company's mainframe-based license revenues are dependent upon these capacity-based upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license agreements allowing them to install the Company's products on an unspecified number of CPUs, subject to a maximum limit on the aggregate power of the CPUs as measured
in MIPS.    Substantially all of these transactions include upgrade charges associated with anticipated future additional processing capacity beyond the customer's current usage level and/or a restructuring fee, and some include
license fees for additional products.   In the quarters ended September 30,
1997 and 1996, the enterprise license fees for future additional processing capacity and license restructurings comprised approximately 24% and 26% of total revenues, respectively, and comprised 25% and 24% of total revenues in the respective six-month periods. The fees associated with future additional mainframe processing capacity typically represent from one-half to substantially all of the license fees included in the enterprise license transaction. Over the past three fiscal years, the Company has experienced a marked increase in demand from its largest customers for current and anticipated mainframe processing capacity, and the Company expects that it will continue to be dependent upon these license revenue components. With the rapid advancement of client/server technology and customers' needs for more functional and open applications to replace legacy systems, however, there can be no assurance that the demand for mainframe processing capacity will continue at current levels. Should this trend slow dramatically or reverse, it would adversely impact the Company's mainframe-based license revenues and operating results. See "Forward Looking Information and Certain Risks and Uncertainties that Could Affect Future Operating Results."

MAINTENANCE REVENUES

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

PRODUCT LINE REVENUES

         The Company's products for the IBM-compatible mainframe environment accounted for 77% and 82% of total revenues in the quarters ended September 30, 1997 and 1996, and 80% and 85% of total revenues, respectively, in the six-month periods. The database utilities and administrative tools for IBM's IMS DB and DB2 database management systems comprise the largest portion of the Company's mainframe-based and total revenues. These product lines accounted for 61% of total revenues and 58% of license revenues in the quarter ended September 30, 1997, and 63% and 62% of total and license revenues in the respective six-month periods. Total revenues and license revenues from these product lines grew 17% and 18%, respectively, in the second quarter of fiscal 1998, and grew 21% and 26% in the six-month period of fiscal 1998 compared to the comparable prior year
periods.   The Company's other products for the mainframe environment contributed 16% of total revenues and 14% of license revenues in the second quarter of fiscal 1998, and contributed 17% and 14% of total and license
revenues, respectively, in the six-month period of fiscal 1998.   Total revenues
for the Company's other mainframe products in the fiscal 1998 second quarter grew by 49% and license revenues grew by 106% year- over-year.

         The Company's client/server product lines primarily comprise the PATROL application and database management solutions, the PATROL DB database administration products and the Company's high-performance database backup and recovery solutions. These product lines contributed 23% of total revenues and 28% of license revenues in the quarter ended September 30, 1997, and 20% and 24% of total and license revenues, respectively, in the six-month period. Total revenues for these product lines grew 62% and license revenues grew 53% in the second quarter of fiscal 1998, compared to the comparable, prior year quarter.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


OPERATING
EXPENSES

                                  Three Months Ended                       Six Months Ended
                                     September 30,                           September 30,
                                 ---------------------                   ---------------------
                                     (in thousands)                         (in thousands)
                                   1997          1996         Change       1997         1996           Change
                                 --------     --------        ------     --------     --------         ------
Selling and marketing            $ 46,737     $ 35,735          31%      $ 94,138     $ 73,261           28%
Research and development           23,281       19,833          17%        44,050       37,692           17%
Cost of maintenance services
    and product licenses           18,204       13,122          39%        35,719       27,136           32%

General and administrative         12,635       11,083          14%        23,824       21,678           10%

Acquired research and
    development                     5,201         --           N/A         65,473       11,259          482%
                                 --------     --------                   --------     --------
Total operating expenses         $106,058     $ 79,773                   $263,204     $171,026
                                 ========     ========                   ========     ========


SELLING AND MARKETING EXPENSES

         Selling and marketing expenses increased year-over-year by 31% or $11,002,000 for the quarter ended September 30, 1997, and by 28% or $20,877,000 for the six month period ended September 30, 1997. The single largest contributor to this expense growth for both the three month and six month periods ending September 30, 1997 was personnel costs. Personnel costs increased as the result of a 59% increase in headcount from September 30, 1996 to September 30, 1997, which was primarily attributable to significant increases in the Company's open systems sales representatives, including the 37 sales representatives acquired with DataTools, Inc. in the June 1997 quarter. Other contributors to the increase were expenses associated with trade shows, travel and charges for overdue receivables. As a percentage of total revenues, selling and marketing expenses remained relatively constant at 28% to 29% for the three and six month periods ended September 30, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased primarily due to the hiring of additional personnel who were hired to develop new product offerings and, to a lesser extent, support existing products. Research and development headcount from September 30, 1996 to September 30, 1997 increased by 32%. These increases have been partially offset by increases in software capitalization in both the quarter and six months ended September 30, 1997. For the second quarter of fiscal 1998, the Company capitalized $9,380,000 in software development costs as compared to $4,378,000 in the year-ago quarter. The Company capitalized $18,658,000 and $10,288,000 in software development costs during the six months ended September 30, 1997 and 1996, respectively. The Company capitalizes its software development costs when the projects under development reach technological feasibility as defined by Statement of Financial Accounting Standards No. 86. The capitalization amounts will fluctuate from period to period in part based upon the status and number of software projects which are in process.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


Research and development expenses (which are reported net of the above-mentioned capitalized software development costs) as a percentage of total revenues have decreased slightly from 16% in the second quarter of fiscal 1997 to 14% in the second quarter of fiscal 1998, and decreased slightly from 15% in the six month period in fiscal 1997, to 14% in the six month period in fiscal 1998.

         Over the last three fiscal years, the Company has supplemented its internal product development efforts with acquisitions of several companies and technologies, including the base technologies for the PATROL product lines.
The Company's acquisition strategy in general has been to acquire emerging technologies, rather than established companies. See "-Acquired Research and Development Costs" below.

COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

         Cost of maintenance services and product licenses expenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of the Company's products and royalty fees. This expense line item has increased in the second quarter of fiscal 1998 primarily as a result of increases in maintenance, enhancement and support activities and amortization of internally developed software. Amortization for the Company's capitalized software totaled $4,401,000 and $1,112,000, including accelerated charges discussed below, in the second
quarter of fiscal 1998 and 1997,  respectively.   The  Company's amortization
of internally developed software costs totaled $8,894,000 and $4,304,000 during the six months ended September 30, 1997, and 1996, respectively. The Company accelerated the amortization of some of its older products by approximately $2,734,000 during the second quarter of fiscal 1998, versus $0 in the second quarter of fiscal 1997, and by approximately $5,639,000 and $2,009,000 in the respective six-month periods. These software products were not expected to generate future revenues sufficient to justify the carrying value of the assets. As a percentage of total revenues, cost of maintenance services and product licenses increased slightly from 10% in the second quarter of fiscal 1997 to 11% in the second quarter of fiscal 1998 while these expenses remained constant at 11% in the six-month periods of fiscal 1998 and 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's general and administrative expenses increased by $1,552,000 or 14% in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 and increased by $2,146,000 or 10% compared to the prior years six-month period. The increase is primarily related to personnel costs associated with a 10% increase in associated headcount from
September 30, 1996 to September 30, 1997.   Increasing infrastructure costs
have also contributed to the expense growth. As a percentage of total revenues, general and administrative expenses decreased slightly from 9% in the second quarter of fiscal 1997 to 8% in the second quarter of fiscal 1998 and decreased from 9% in the six-month period in fiscal 1997 to 7% in the six-month period in fiscal 1998.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


ACQUIRED RESEARCH AND DEVELOPMENT COSTS

         The Company completed the acquisitions of stock and assets (including in-process research and development) of certain technology companies for an aggregate purchase price of $80,700,000 during the first quarter of fiscal 1998, and for an aggregate purchase price of $6,995,000 during the second quarter of fiscal 1998, including direct acquisition costs. The Company accounted for these transactions using the purchase method of accounting. During the respective quarters, the Company recorded a $60,272,000 charge ($57,267,000 net of income tax benefits) and a $5,201,000 charge ($3,381,000 net of income tax benefits) for acquired research and development costs.

OTHER INCOME

         For the second quarter of fiscal 1998, other income was $7,148,000, reflecting an increase of 54% over $4,639,000 of other income in the same
quarter of fiscal 1997.   Other income increased by 49% to $13,296,000 in the
six-month period in fiscal 1998, from $8,933,000 in the six-month period in fiscal 1997. Other income consists primarily of interest earned on tax-exempt municipal securities, euro bonds, corporate bonds, mortgage securities and money market funds.

INCOME TAXES

         For the second quarter of fiscal 1998, income tax expense was $18,877,000, compared to $16,180,000 for the same quarter in fiscal 1997. Income tax expense was $36,856,000 and $28,099,000 for the six-month periods in fiscal 1998 and 1997, respectively. The Company's income tax expense represents the federal statutory rate of 35%, plus certain state taxes, reduced by the benefit from the Company's Foreign Sales Corporation, the effect of tax exempt interest earned from cash investments, the effect of tax deductions on certain technology acquisitions and foreign income taxes. Excluding the impact of technology acquisitions, the Company's effective income tax rate for the six months ended September 30, 1997 has decreased to 30% from 31% during the same period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth through funds generated from operations. As of September 30, 1997, the Company had cash, cash equivalents and investment securities of $538,972,000.

         The Company effectively repurchased 641,510 of its shares during the second quarter of fiscal 1998. As of September 30, 1997, the Company has authorization from its Board of Directors, to acquire up to 4,297,300 shares of its common stock pursuant to the Company's stock repurchase program.

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

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


B. FORWARD LOOKING INFORMATION AND CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING RESULTS.

         The Company's future operating results may vary substantially from period to period. The results of the Company's operating results for the quarter ended September 30, 1997 are not necessarily indicative of results for following periods, including the fiscal year ended March 31, 1998. Expectations of, and forecasts and projections by the Company and others are by their nature forward looking statements. Numerous important factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from the results implied by such forward looking
statements made by, or on behalf of, the Company.   These important factors,
risks and uncertainties include, but are not limited to, those described in the following paragraphs and the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

         The Company's stock price has been and is highly volatile. Future revenues, earnings and stock prices may be subject to wide swings, particularly on a quarterly basis, in response to variations in operating and financial results, anticipated revenue and/or earnings growth rates, competitive pressures and other factors. The stock price of software companies in general, and the Company in particular, is based on expectations of sustained future revenue and earnings growth. Any failure to meet anticipated revenue and earnings levels in a period or any negative change in the Company's perceived long-term growth prospects would likely have a significant adverse effect on the Company's stock price. The growth rates of the Company's license revenues, total revenues, net earnings and earnings per share have accelerated over the last 24 months. The Company may not achieve, in future periods, these relatively higher rates of growth.

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

         The Company's operating expenses are to a large extent fixed in the short term so that the Company has very limited ability to adjust its planned expenses if revenues fail to meet expectations; therefore, if near-term demand for the Company's products weakens in a given quarter, there could be

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


an immediate, material adverse effect on net revenues and operating results, which would likely result in a precipitous drop in its stock price.

         In the quarter ended September 30, 1997, the Company announced several executive management and organizational changes, including the elimination of the position of chief operating officer and the consolidation of worldwide sales and marketing into a single, integrated unit. In addition, the Company replaced its senior vice president in charge of research and development. The Company may make other management and organizational changes in the future. Organizational and management changes are intended to enhance competitiveness, productivity and execution; however, there can be no assurance that they will produce the desired results.

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

         The Company has historically realized greater revenues and net earnings in the latter half of its fiscal year; the quarter ending December 31 coincides with the end of customers' annual budgetary periods and the quarter ending March 31 coincides with the end of the Company's annual sales plans and fiscal year. For the same reasons, the Company has typically reported lower or flat revenues in the first two quarters of a fiscal year than in the last two quarters of the previous year, resulting in lower operating margins in the first two quarters. The Company historically has generated greater revenues in the third and fourth quarters while maintaining lower rates of expense growth and expanded operating margins. Past financial performance is not a reliable indicator of future performance, and there can be no assurance that this pattern will be maintained.

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

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


         The Company derived approximately 77% of its revenues in the second quarter of fiscal 1998 from software products for IBM and IBM-compatible mainframe computers. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. Further, IBM continues, directly and through third parties, to enhance its utilities for IMS and DB2 to provide lower cost alternatives to those provided by the Company and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high speed utility markets over the last twelve months. The Company has traditionally maintained sufficient performance and functional advantages over IBM's base utilities to justify its pricing differential although there can be no assurance that it will continue to maintain such advantages.

         Fees from enterprise license transactions remain fundamental components of the Company's revenues. In the second quarter of fiscal 1998, enterprise license fees for future additional processing capacity and license restructurings comprised approximately 24% of total revenues. These revenues are dependent upon the Company's customers' continuing to perceive an increasing need to use the Company's existing software products on substantially greater mainframe processing capacity in future periods. The Company believes that the demand for enterprise licenses has been driven by customers' re-commitment over the last 24 to 36 months to the OS/390 mainframe platform for large scale, transaction intensive information systems. Whether this trend will continue is difficult to predict. If the Company's customers' processing capacity growth were to slow and/or if such customers were to perceive alternatives to relying upon the Company's current mainframe products, the Company's revenues would be adversely impacted.

         Capacity-based upgrade fees associated with both current and future processing capacity contributed 34% of total revenues in the second quarter of fiscal 1998. The charging of upgrade fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. The pricing of mainframe systems software, including the charging of tier-based upgrade fees or other capacity-based fees, is under constant pressure from customers. Although the Company has adopted MIPS-based pricing for enterprise licenses, it has not changed the fact that customers pay more to use its products on more powerful CPU's. The Company believes its current pricing policies properly reflect the value provided by its products. IBM provides alternatives to tier-based pricing with respect to its large mainframe CPUs and continues to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe hardware and software products. These actions continue to increase pricing pressures within the mainframe systems software markets.

         The Company's growth prospects are dependent upon many factors, including the success of its existing client/server products and those anticipated to be introduced in the future. The client-server systems and application management markets in which the Company operates are far more crowded and competitive than its traditional mainframe systems management markets. The Company has experienced long development cycles and product delays in the past, particularly with some of its client/server products, and
expects  to  have  delays in the  future.   Delays  in  new mainframe  or
client/server product introductions or less-than-anticipated market acceptance of these new products

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)


are possible and would have an adverse affect on the Company's revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products. The enterprise systems management market that the Company's client/server products address is characterized by rapid change and intense competition that continues to increase as vendors within the broader markets converge. Certain of the Company's competitors and potential competitors have significantly greater financial, technical, sales and marketing resources than the Company and greater experience in client/server development and sales. A key factor in determining the success of the Company's products, particularly its client/server offerings, will be their ability to interoperate and perform well with existing and future leading database management systems and other systems software products supported by the Company's products. While the Company believes its products that address this market, including those under development, will compete effectively, this market will be relatively unpredictable over the next few years and there can be no assurance that anticipated results will be achieved.

         Microsoft Corporation has significantly increased its focus on developing operating systems, systems management products and databases that will provide "business-critical" class functionality. Specifically, Microsoft is aggressively promoting its BackOffice(TM) family of software products, including its Window NT Server operating system and its SQL Server relational database management system, as lower cost alternatives to the UNIX operating systems coupled with relational database management systems from Oracle Corporation, Sybase, Inc., Informix Corporation and other vendors. Microsoft could significantly lower software price points in some of the Company's markets, which could place additional pricing pressure on the Company. The Company has invested and intends to continue to invest in the development of systems management products for Windows NT and BackOffice(TM) environments, but there are numerous uncertainties associated with the Company's ability to successfully execute this strategy.

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

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 4.          Submission of Matters to a Vote of Security Holders

                 The Company's Annual Stockholders Meeting was held on August 25, 1997. At the meeting, the stockholders elected all of the management's seven nominees to serve as directors for the following year. Also at the meeting, the stockholders voted on a proposal to amend and restate the BMC Software, Inc. 1994 Employee Incentive Plan. The proposal to amend and restate the BMC Software, Inc. 1994 Employee Incentive Plan received 57,002,170 affirmative and 30,574,434 negative votes.

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


                                     BMC SOFTWARE, INC.


Date: November 14, 1997              By: /s/  Max P. Watson Jr.
                                        ----------------------------------------
                                         Max P. Watson Jr.
                                         Chairman of the Board, President and
                                         Chief Executive Officer


Date: November 14, 1997              By: /s/  William M. Austin
                                        ----------------------------------------
                                         William M. Austin
                                         Sr. Vice President and Chief
                                         Financial Officer


Date: November 14, 1997              By: /s/  Kevin M. Klausmeyer
                                        ----------------------------------------
                                         Kevin M. Klausmeyer
                                         Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27                Financial Data Schedule