Form 10-Q
period 1997-12-31
BMC SOFTWARE INC
filed 1998-02-13
CIK 835729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended December 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                       -----------------  ------------------

         Commission file number 0-17136


                               BMC SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                   74-2126120
         (State or other jurisdiction of                   (IRS Employer
         incorporation or organization)                 identification No.)


                  BMC Software, Inc.
               2101 CityWest Boulevard
                    Houston, Texas                              77042
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

As of February 5, 1998, there were outstanding 102,777,632 shares of Common Stock, par value $.01, of the registrant.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                         Quarter Ended December 31, 1997

                                      INDEX


                                                                                         Page
                                                                                         ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                             3

         Condensed Consolidated Balance Sheets
         December 31, 1997 (Unaudited) and March 31, 1997                                 3

         Condensed Consolidated Statements of Earnings Three months and
         Nine months ended December 31, 1997
         and 1996 (Unaudited)                                                             5

         Condensed Consolidated Statements of Cash Flows Nine months ended December 31, 1997 and 1996
         (Unaudited)                                                                      6

         Notes to Condensed Consolidated Financial
         Statements                                                                       7

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                                            9

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                             20

Item 6.  Exhibits and Reports on Form 8-K                                                20

         SIGNATURES                                                                      21

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                       December 31,   March 31,
                   ASSETS                 1997          1997
                                          ----          ----
                                      (Unaudited)

Current assets:

         Cash and cash equivalents      $ 85,478     $ 79,794

         Investment securities            43,218       59,159

         Receivables:

            Trade, net                   126,660       87,576

            Interest and other            13,448       11,247
                                        --------     --------

               Total receivables         140,108       98,823

         Prepaid expenses and other        7,774       10,606
                                        --------     --------

               Total current assets      276,578      248,382
                                        --------     --------

Property and equipment, net              143,909      116,296

Software development costs, net           57,776       39,486

Purchased software, net                   34,577       19,735

Finance receivables                       13,578        4,397

Investment securities                    423,433      402,742

Deferred charges and other assets          6,153       13,121
                                        --------     --------

                                        $956,004     $844,159
                                        ========     ========


See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (continued)

                                                             December 31,     March 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                       1997             1997
                                                                ----             ----
                                                             (Unaudited)

Current liabilities:

   Trade accounts payable                                      $   3,176      $   9,439

   Accrued liabilities and other                                  60,642         50,025

   Current portion of deferred revenue                           180,616        145,199
                                                               ---------      ---------

      Total current liabilities                                  244,434        204,663
                                                               ---------      ---------

Deferred revenue and other                                        86,825         93,284
                                                               ---------      ---------

       Total liabilities                                         331,259        297,947
                                                               ---------      ---------

Stockholders' equity:

   Common stock                                                    1,050          1,050

   Additional paid-in capital                                     95,872         82,391

   Retained earnings                                             664,258        565,122

   Foreign currency translation adjustment                        (1,483)          (820)

   Unrealized gain (loss) on securities available for sale         1,082           (750)
                                                               ---------      ---------

                                                                 760,779        646,993

   Less treasury stock                                           132,121         96,901

   Less unearned portion of restricted stock compensation          3,913          3,880
                                                               ---------      ---------

           Total stockholders' equity                            624,745        546,212
                                                               ---------      ---------

                                                               $ 956,004      $ 844,159
                                                               =========      =========

See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)

                                    Three Months Ended            Nine Months Ended
                                        December 31,                December 31,
                                        ------------                ------------
                                      1997         1996         1997          1996
                                      ----         ----         ----          ----

Revenues:
   Licenses                         $140,992     $103,989     $358,939     $268,644
   Maintenance                        55,010       46,071      158,186      133,966
                                    --------     --------     --------     --------

       Total revenues                196,002      150,060      517,125      402,610
                                    --------     --------     --------     --------

Operating expenses:
   Selling and marketing              52,836       40,094      146,974      113,355
   Research and development           27,152       20,056       71,202       57,748
   Cost of maintenance services
       and product licenses           17,599       13,657       53,318       40,793
   General and administrative         15,433       12,343       39,257       34,021
   Acquired research and
       development costs                  --           --       65,473       11,259
                                    --------     --------     --------     --------

       Total operating expenses      113,020       86,150      376,224      257,176
                                    --------     --------     --------     --------

              Operating income        82,982       63,910      140,901      145,434

Other income                           8,246        5,300       21,542       14,233
                                    --------     --------     --------     --------

Earnings before taxes                 91,228       69,210      162,443      159,667

Income taxes                          26,451       21,109       63,307       49,208
                                    --------     --------     --------     --------

Net earnings                        $ 64,777     $ 48,101     $ 99,136     $110,459
                                    ========     ========     ========      ========

Basic earnings per share            $    .64     $    .48     $    .98     $   1.10
                                    ========     ========     ========     ========

Shares used in computing
   basic earnings per share          101,560      100,883      101,432      100,582
                                    ========     ========     ========     ========

Diluted earnings per share          $    .60     $    .45     $    .92     $   1.03
                                    ========     ========     ========     ========

Shares used in computing
   diluted earnings per share        108,043      107,748      108,155      106,921
                                    ========     ========     ========     ========


See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                      December 31,
                                                                      ------------
                                                                  1997           1996
                                                                  ----           ----
Cash flows from operating activities:
     Net earnings                                              $  99,136      $ 110,459
     Adjustments to reconcile net earnings
       to net cash provided by operating activities:
         Acquired research and development costs                  65,473         11,259
         Depreciation and amortization                            43,481         23,904
         Net change in receivables,
         payables and other items                                (13,161)        57,925
                                                               ---------      ---------
               Total adjustments                                  95,793         93,088
                                                               ---------      ---------
                 Net cash provided by operating activities       194,929        203,547
                                                               ---------      ---------

Cash flows from investing activities:
     Technology acquisitions, net of cash acquired               (72,044)       (14,714)
     Purchased software and related assets                        (2,480)        (6,825)
     Capital expenditures                                        (49,436)       (20,733)
     Capitalization of software development                      (27,621)       (15,518)
     Purchases of investment securities                          (69,547)      (184,704)
     Proceeds from investment securities                          66,629         30,288
     Increase in long-term finance receivables                    (9,181)          (692)
                                                               ---------      ---------
                 Net cash used in investing activities          (163,680)      (212,898)
                                                               ---------      ---------

Cash flows from financing activities:
     Earned portion of restricted stock compensation               1,098          1,204
     Income tax reduction relating to stock options               27,473          2,458
     Stock options exercised and other                            17,231         12,029
     Treasury stock acquired                                     (70,703)          (880)
                                                               ---------      ---------
                 Net cash (used in) provided by financing        (24,901)        14,811
                 activities                                    ---------      ---------

Effect of exchange rate changes on cash                             (664)          (334)
                                                               ---------      ---------
Net change in cash and cash equivalents                            5,684          5,126

Cash and cash equivalents at beginning of period                  79,794         62,128
                                                               ---------      ---------
Cash and cash equivalents at end of period                     $  85,478      $  67,254
                                                               =========      =========

Supplemental disclosure of cash flow information:
          Cash paid for Income taxes                           $  37,022      $  53,532


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

Note 2 - Recently Issued Accounting Pronouncements

         The American Institute of Certified Public Accountants issued Statement of Position (SOP)97-2, "Software Revenue Recognition" in October 1997. SOP 97-2 is not expected to have a material impact on the Company's financial statements.

Note 3 - Earnings Per Share

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" in February 1997. Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered common stock equivalents using the treasury stock method. The following table summarizes the basic EPS and diluted EPS computations for fiscal 1998 and 1997 (in thousands, except per share amounts):

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

                                                      Three Months Ended        Nine Months Ended
                                                         December 31,             December 31,
                                                       1997        1996         1997         1996
                                                       ----        ----         ----         ----

Basic earnings per share:
   Net earnings                                     $ 64,777     $ 48,101     $ 99,136     $110,459
                                                    --------     --------     --------     --------

   Weighted average number of common shares          101,560      100,883      101,432      100,582
                                                    --------     --------     --------     --------

   Basic earnings per share                         $   0.64     $   0.48     $   0.98     $   1.10
                                                    ========     ========     ========     ========

Diluted earnings per share:
   Net earnings                                     $ 64,777     $ 48,101     $ 99,136     $110,459
                                                    --------     --------     --------     --------

   Weighted average number of common shares          101,560      100,883      101,432      100,582
   Incremental shares from assumed conversions-
      Stock options and other                          6,450        6,757        6,673        6,254
      Unearned restricted stock                           33          108           50           85
                                                    --------     --------     --------     --------
Adjusted weighted average number of common
         shares                                      108,043      107,748      108,155      106,921
                                                    --------     --------     --------     --------

Diluted earnings per share                          $   0.60     $   0.45     $   0.92     $   1.03
                                                    ========     ========     ========     ========

Note 4 - Technology Acquisitions

         During the quarter ended September 30, 1997, the Company completed an acquisition of a technology company for an aggregate purchase price of approximately $6,995,000, including direct acquisition costs. During the quarter ended June 30, 1997, the Company completed two acquisitions which included DataTools, Inc. and another technology company for an aggregate purchase price of approximately $80,700,000, including direct acquisition costs. The Company funded these acquisitions primarily with cash and to a lesser extent through the issuance of stock options in its common stock. The Company accounted for these transactions using the purchase method and for the three months ended September 30, 1997, and for the three months ended June 30, 1997, respectively, recorded a $3,381,000 and $57,267,000 charge, net of a $1,820,000 and $3,005,000 income tax benefit, for acquired research and development costs. As of December 31, 1997, approximately $5,470,000 of additional consideration and transaction costs relating to these acquisitions remained unpaid.

Note 5 - Subsequent Event

         On January 31, 1998, the Company agreed to acquire BGS Systems, Inc. for approximately $285,000,000. The Company expects to account for this transaction using the pooling of interests method. The acquisition is expected to close within 90 days of January 31, 1998, pending approval from the stockholders of BGS Systems, Inc. and the Securities and Exchange Commission.

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

                                                   Percentage of Total Revenues
                                                   ----------------------------
                                             Three Months Ended     Nine Months Ended
                                                 December 31,          December 31,
                                                 ------------          ------------
                                               1997       1996       1997       1996
                                               ----       ----       ----       ----

Revenues:
  Licenses                                     71.9%      69.3%      69.4%      66.7%
  Maintenance                                  28.1       30.7       30.6       33.3
                                              -----      -----      -----      -----
    Total revenues                            100.0      100.0      100.0      100.0

Operating expenses:
  Selling and marketing                        26.9       26.7       28.4       28.2
  Research and development                     13.9       13.4       13.8       14.3
  Cost of maintenance services
     and product licenses                       9.0        9.1       10.3       10.1
  General and administrative                    7.9        8.2        7.6        8.5
  Acquired research and development costs        --         --       12.7        2.8
                                              -----      -----      -----      -----

Operating income                               42.3       42.6       27.2       36.1

Other income                                    4.2        3.5        4.2        3.6
                                              -----      -----      -----      -----

Earnings before taxes                          46.5       46.1       31.4       39.7

Income taxes                                   13.5       14.0       12.2       12.3
                                              -----      -----      -----      -----

Net earnings                                   33.0%      32.1%      19.2%      27.4%
                                              =====      =====      =====      =====

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

REVENUES

                                       Three Months Ended                     Nine Months Ended
                                          December 31,                          December 31,
                                          ------------                          ------------
                                        (in thousands)                         (in thousands)
                                       1997        1996           Change      1997         1996            Change
                                       ----        ----           ------      ----         ----            ------

North American license revenues     $ 84,945     $ 56,829           49%     $233,344     $168,045           39%
International license revenues        56,047       47,160           19%      125,595      100,599           25%
                                    --------     --------                   --------     --------
 Total license revenues              140,992      103,989           36%      358,939      268,644           34%

Maintenance revenues                  55,010       46,071           19%      158,186      133,966           18%
                                    --------     --------                   --------     --------
 Total revenues                     $196,002     $150,060           31%     $517,125     $402,610           28%
                                    ========     ========                   ========     ========

LICENSE REVENUES

         The Company's license revenues consist of product license fees, capacity-based license upgrade fees and restructuring fees. Product license fees are generated by (a) the initial licenses of a product on either a per copy or MIPS capacity licensing basis and (b) the licensing of additional copies of a product previously licensed under the Company's per copy, tier-based licensing programs. Capacity-based license upgrade fees are charged when a customer acquires the right to run an already licensed product on additional processing capacity, which may be measured traditionally by central processing unit ("CPU") tier or by the aggregate processing capacity on which the Company's products are installed measured in millions of instructions per second ("MIPS"). These license upgrade fees include fees associated with currently installed additional processing capacity and fees associated with anticipated future additional processing capacity. Restructuring fees are charges which effect an increase in the discounts used to calculate future maintenance and upgrade charges for a customer's installed products.

         The Company's North American operations generated 60% and 55% of total license revenues in the quarters ended December 31, 1997 and 1996, respectively, and 65% and 63% of total license revenues in the nine-month periods ending on such dates, respectively. Year-over-year growth in North American license revenues in the third quarter of fiscal 1998 over the third quarter of fiscal 1997 was principally from product license fees generated from the Company's client server products and to a lesser extent, increased capacity-based upgrade fees for future capacity. For the nine months ended December 31, 1997, the 39% increase in North American license revenues over the prior year is primarily attributable to product license fees generated from the Company's client-server products and increased capacity-based upgrade fees for both current and future capacity. International license revenues represented 40% and 45% of total license revenues in the quarters ended December 31, 1997 and 1996, respectively, and 35% and 37% of total license revenues in the nine-month periods ending on such dates, respectively. International license revenue growth from the three month period ended December 31, 1996 to the three month period ended December 31, 1997 was derived principally from capacity-based upgrade fees for future capacity, and to a lesser extent, product license fees generated from the Company's client-server products. In the nine months ended December 31, 1997, the 25% increase in International license revenues over the prior year is primarily attributable to

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


product license fees generated from the Company's client-server products, and to a lesser extent, capacity-based upgrade fees for future capacity.

         Capacity-based upgrade fees include fees for both current and anticipated future additional processing capacity. These fees accounted for 29% and 28% of total revenues in the quarters ended December 31, 1997 and 1996, respectively, and 32% and 27% of total revenues for the respective nine-month periods. The growth and sustainability of the Company's mainframe-based license revenues are dependent upon these capacity-based upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license agreements allowing them to install the Company's products on an unspecified number of CPUs, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. Substantially all of these transactions include upgrade charges associated with anticipated future additional processing capacity beyond the customer's current usage level and/or a restructuring fee, and some include license fees for additional products. The fees associated with future additional mainframe processing capacity typically represent from one-half to substantially all of the license fees included in the enterprise license transaction. In the quarters ended December 31, 1997 and 1996, the enterprise license fees for future additional processing capacity and license restructurings comprised approximately 25% and 18% of total revenues, respectively, and comprised 25% and 22% of total revenues in the respective nine-month periods. Over the past three fiscal years, the Company has experienced a marked increase in demand from its largest customers for current and anticipated mainframe processing capacity, and the Company expects that it will continue to be dependent upon these license revenue components. With the rapid advancement of client/server technology and customers' needs for more functional and open applications to replace legacy systems, there can be no assurance that the demand for mainframe processing capacity will continue at current levels. Should this trend slow or reverse, it would adversely impact the Company's mainframe-based license revenues and operating results. See "Forward Looking Information and Certain Risks and Uncertainties that Could Affect Future Operating Results."

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

PRODUCT LINE REVENUES

         The Company's products for the IBM-compatible mainframe environment accounted for 69% and 80% of total revenues in the quarters ended December 31, 1997 and 1996, and 76% and 83% of total revenues, respectively, in the nine-month periods. The database utilities and administrative tools for IBM's IMS DB and DB2 database management systems comprise the largest portion of the Company's mainframe-based revenues. These product lines accounted for 53% of total revenues and 48% of license revenues in the quarter ended December 31, 1997 and 59% and 56% of total and license revenues in the respective nine-month periods. Total revenues and license revenues from these product lines grew 9% and 7%, respectively, in the third quarter of fiscal 1998, and grew 17% and 18% in the nine-month period of fiscal 1998 compared to the comparable prior year periods. The Company's other products for the mainframe environment contributed 16% of total revenues and 14% of license revenues in the third quarter of fiscal 1998, and contributed 17% and 14% of total and license revenues, respectively, in the nine-month period of fiscal 1998. Total revenues for the Company's other mainframe products in the fiscal 1998 third quarter grew by 29% and license revenues grew by 49% in the same period.

         The Company's client/server product lines primarily comprise the PATROL application and database management solutions, the PATROL DB database administration products and the Company's high-performance database backup and recovery solutions. These product lines contributed 31% of total revenues and 38% of license revenues in the quarter ended December 31, 1997, and 24% and 30% of total and license revenues, respectively, in the nine-month period. Total revenues for these product lines grew 105% and license revenues grew 98% in the third quarter of fiscal 1998, compared to the comparable, prior year quarter.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

OPERATING EXPENSES

                                    Three Months Ended                      Nine Months Ended
                                       December 31,                           December 31,
                                       ------------                           ------------
                                      (in thousands)                         (in thousands)
                                    1997          1996           Change      1997         1996           Change
                                    ----          ----           ------      ----         ----           ------

Selling and marketing             $ 52,836     $ 40,094           32%     $146,974     $113,355           30%
Research and development            27,152       20,056           35%       71,202       57,748           23%
Cost of maintenance services
    and product licenses            17,599       13,657           29%       53,318       40,793           31%
General and administrative          15,433       12,343           25%       39,257       34,021           15%
Acquired research and
    development                         --           --          N/A        65,473       11,259          482%
                                  --------     --------                   --------     --------
     Total operating expenses     $113,020     $ 86,150                   $376,224     $257,176
                                  ========     ========                   ========     ========

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses increased year-over-year by 32% or $12,742,000 for the quarter ended December 31, 1997, and by 30% or $33,619,000 for the nine month period ended December 31, 1997. The single largest contributor to this expense growth for both the three month and nine month periods ending December 31, 1997 was personnel costs. Personnel costs increased as the result of a 54% increase in headcount from December 31, 1996 to December 31, 1997, which was primarily attributable to significant increases in the Company's open systems sales representatives, including the 37 sales representatives obtained with the DataTools, Inc. acquisition in the June 1997 quarter. Other contributors to the increase were expenses associated with sales and distributor commissions, accelerated depreciation relating to certain computer equipment, trade shows and travel. As a percentage of total revenues, selling and marketing expenses remained relatively constant ranging from 27% to 28% for the three and nine month periods ended December 31, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased primarily due to the hiring of additional personnel who were hired to develop new product offerings. Research and development headcount from December 31, 1996 to December 31, 1997 increased by 33%. These expense increases have been partially offset by increases in software capitalization in both the quarter and nine months ended December 31, 1997. For the third quarter of fiscal 1998, the Company capitalized $8,963,000 in software development costs as compared to $5,230,000 in the year-ago quarter. The Company capitalized $27,621,000 and $15,518,000 in software development costs during the nine months ended December 31, 1997 and 1996, respectively. The Company

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


capitalizes its software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. The capitalization amounts will fluctuate from period to period in part based upon the status and number of software projects which are in process. Research and development expenses (which are reported net of the above-mentioned capitalized software development costs) as a percentage of total revenues have increased slightly from 13% in the third quarter of fiscal 1997 to 14% in the third quarter of fiscal 1998, and remained constant at 14% in the nine month periods in fiscal 1997 and fiscal 1998.

         Over the last three fiscal years, the Company has supplemented its internal product development efforts with acquisitions of several companies and technologies, including the base technologies for the PATROL product lines. See "-Acquired Research and Development Costs" below.

COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

         Cost of maintenance services and product licenses expenses consist of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of the Company's products and royalty fees. This expense line item has increased in the three and nine months ended December 31, 1997 primarily as a result of increases in amortization of internally developed software and in maintenance, enhancement and support activities. Amortization for the Company's capitalized software totaled $4,106,000 and $1,970,000, including accelerated charges discussed below, in the third quarter of fiscal 1998 and 1997, respectively. The Company's amortization of internally developed software costs totaled $13,000,000 and $6,274,000 during the nine months ended December 31, 1997, and 1996, respectively. The Company accelerated the amortization of some of its older products by approximately $1,925,000 during the third quarter of fiscal 1998, versus $750,000 in the third quarter of fiscal 1997, and by approximately $7,564,000 and $2,759,000 in the respective nine-month periods. These software products were not expected to generate future revenues sufficient to justify their carrying value. As a percentage of total revenues, cost of maintenance services and product licenses remained constant at 9% and 10% in the third quarters of fiscal 1998 and 1997 and the nine month periods of fiscal 1998 and fiscal 1997, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's general and administrative expenses increased by $3,090,000 or 25% in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 and increased by $5,236,000 or 15% compared to the prior fiscal years' nine-month period. Professional fees and accelerated depreciation charges associated with certain computer equipment were the primary contributors to the growth in general and administrative expenses for the three and nine months ended December 31, 1997, respectively. As a percentage of total revenues, general and administrative expenses remained constant at 8% in the third quarters of fiscal 1998 and 1997 and decreased from 9% in the nine-month period in fiscal 1997 to 8% in the nine-month period in fiscal 1998.

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

OTHER INCOME

         For the third quarter of fiscal 1998, other income was $8,246,000, reflecting an increase of 56% over $5,300,000 of other income in the same quarter of fiscal 1997. Other income increased by 51% to $21,542,000 in the nine-month period in fiscal 1998, from $14,233,000 in the nine-month period in fiscal 1997. Other income consists primarily of interest earned on tax-exempt municipal securities, euro bonds, corporate bonds, mortgage securities and money market funds.

INCOME TAXES

         For the third quarter of fiscal 1998, income tax expense was $26,451,000, compared to $21,109,000 for the same quarter in fiscal 1997. Income tax expense was $63,307,000 and $49,208,000 for the nine-month periods in fiscal 1998 and 1997, respectively. The Company's income tax expense represents the federal statutory rate of 35%, plus certain state taxes, reduced by the benefit from the Company's Foreign Sales Corporation, the effect of tax exempt interest earned from cash investments, the effect of tax deductions on certain technology acquisitions and foreign income taxes. Excluding the impact of technology acquisitions, the Company's effective income tax rate for the nine months ended December 31, 1997 has decreased to 30% from 31% during the same period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth through funds generated from operations. As of December 31, 1997, the Company had cash, cash equivalents and investment securities of $552,129,000.

         The Company effectively repurchased 572,000 of its shares during the third quarter of fiscal 1998. As of December 31, 1997, the Company has authorization from its Board of Directors, to acquire up to 3,764,800 shares of its common stock pursuant to the Company's stock repurchase program. However, the Company anticipates that in connection with the proposed acquisition of BGS Systems discussed in Note 4, its Board of Directors will rescind the stock repurchase program. This will be necessary in order to utilize pooling of interests accounting for the transaction.

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

B. FORWARD LOOKING INFORMATION AND CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING RESULTS.

         The Company's future operating results may vary substantially from period to period. The results of the Company's operating results for the quarter ended December 31, 1997, are not necessarily indicative of results for the following periods, including the fiscal year ended March 31, 1998. Expectations of, and forecasts and projections by the Company and others are by their nature forward looking statements. Numerous important factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from the results implied by such forward looking statements made by, or on behalf of, the Company. These important factors, risks and uncertainties include, but are not limited to, those described in the following paragraphs and the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

     The Company's stock price has been and is highly volatile. Future revenues, earnings and stock prices may be subject to wide swings, particularly on a quarterly basis, in response to variations in operating and financial results, anticipated revenue and/or earnings growth rates, competitive pressures and other factors. The stock price of software companies in general, and the Company in particular, is based on expectations of sustained future revenue and earnings growth. Any failure to meet anticipated revenue and earnings levels in a period or any negative change in the Company's perceived long-term growth prospects would likely have a significant adverse effect on the Company's stock price. The growth rates of the Company's license revenues, total revenues, net earnings and earnings per share have accelerated over the last 24 months. The Company's current valuation reflects expectations based in part on these higher rates of growth. The Company may not achieve, in future periods, these relatively higher rates of growth.

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

     The Company's operating expenses are to a large extent fixed in the short term so that the Company has very limited ability to adjust its planned expenses if revenues fail to meet expectations; therefore, if near-term demand for the Company's products weakens in a given quarter, there could be an immediate, material adverse effect on net revenues and operating results, which would likely result in a precipitous drop in its stock price.

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

     In the nine months ended December 31, 1997, the Company announced several executive management and organizational changes, including its Chief Operating Officer, Senior Vice President, Research and Development, and Senior Vice President, European Sales. The Company may make other management and organizational changes in the future. Organizational and management changes are intended to enhance competitiveness, productivity and execution; however, there can be no assurance that they will produce the desired results.

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

     Future operating results are also dependent on sustained performance improvement by the Company's international offices, particularly its European operations. Revenue growth by the Company's European operations has been slower than revenue growth in North America, and in an effort to improve its European performance, the Company has recently replaced the head of its European operations. There can be no assurance that the Company will be successful in accelerating the revenue growth of its European operations. The Company's operations and financial results internationally could be significantly adversely affected by several risks such as changes in foreign currency exchange rates, sluggish regional economic conditions and difficulties in staffing and managing international operations. Many systems and applications software vendors are experiencing difficulties internationally. In particular, the recent Asian economic crisis has resulted in customer budget cuts and financial uncertainty. Approximately 5% of the Company's revenues are generated in the Pacific Rim region.

     The Company derived approximately 69% of its revenues in the third quarter of fiscal 1998 from software products for IBM and IBM-compatible mainframe computers; approximately 53% of total revenues and a higher percentage of earnings were contributed by the Company's high speed utilities for IMS and DB2 administration products. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. Further, IBM continues, directly and through third parties, to enhance its utilities for IMS and DB2 to provide lower cost alternatives to those provided by the Company and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high speed utility markets over the last twelve months. The Company has traditionally maintained sufficient performance and functional advantages over IBM's base utilities to justify its pricing differential although there can be no assurance that it will continue to maintain such advantages.

     Fees from enterprise license transactions remain fundamental components of the Company's revenues. In the third quarter of fiscal 1998, enterprise license fees for future additional processing capacity and license restructurings comprised approximately 25% of total revenues. These revenues are dependent upon the Company's customers' continuing to perceive an increasing need to use the Company's existing software products on substantially greater mainframe processing capacity in future periods. The Company believes that the demand for enterprise licenses has been driven by customers' re-commitment over the last 24 to 36 months to the OS/390 mainframe platform for large scale, transaction intensive information systems. Whether this trend will continue is difficult to predict. If the Company's customers' processing capacity growth were to slow and/or if such customers were to perceive alternatives to relying upon the Company's current mainframe products, the Company's revenues would be adversely impacted.

     Capacity-based upgrade fees associated with both current and future processing capacity contributed 29% of total revenues in the third quarter of fiscal 1998. The charging of upgrade fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. While the Company believes its current pricing policies properly reflect the value provided by its products, the pricing of mainframe systems software is under constant pressure from customers and competitive vendors, including IBM. IBM continues to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe hardware and software products. IBM also generally charges significantly less for its software products. These actions continue to increase pricing pressures within the mainframe systems software markets.

     The Company's growth prospects depend heavily on the continued success of its existing client/server products, including PATROL, and those anticipated to be introduced in the future. The client-server systems and application management markets in which the Company operates are far more crowded and competitive than its traditional mainframe systems management markets. The Company has experienced long development cycles and product delays in the past, particularly with some of its client/server products, and expects to have delays in the future. Delays in new mainframe or client/server product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse affect on the Company's revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products. The enterprise systems management market that the Company's client/server products address is characterized by rapid change and intense competition that continues to increase as vendors within the broader markets converge. Certain of the Company's competitors and potential competitors have significantly greater financial, technical, sales and marketing resources than the Company and greater experience in client/server development and sales. A key factor in determining the success of the Company's products, particularly its client/server offerings, will be their ability to interoperate and perform well with existing and future leading database management systems and other systems software products supported by the Company's products. Maintaining this interoperability has greatly increased the complexity of the Company's product development and support activities. While the Company believes its products that address this market, including those under development, will compete effectively, this market will be relatively unpredictable over the next few years and there can be no assurance that anticipated results will be achieved.

     Microsoft Corporation has significantly increased its focus on developing operating systems, systems management products and databases that will provide "business-critical" class functionality. Specifically, Microsoft is aggressively promoting its BackOffice(TM) family of software products, including its Window NT Server operating system and its SQL Server relational database management system, as lower cost alternatives to the UNIX operating systems coupled with relational database management systems from Oracle Corporation, Sybase, Inc., Informix Corporation and other vendors. Microsoft could significantly lower software price points in some of the Company's markets, which could place additional pricing pressure on the Company. Further, Microsoft could choose to develop competing products for use within Microsoft environments. The Company has invested and intends to continue to invest in the development of systems management products for Windows NT and BackOffice environments, but there are numerous uncertainties associated with the Company's ability to successfully execute this strategy.

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

     The Company is designing and testing the most current versions of its products to process Year 2000 data without interruption or errors and believes that these versions are substantially Year 2000 compliant. The Company may experience migration costs for customers who are not running current levels of its products. The Company is continually testing its products to assure Year 2000 support and compliance; there can be no assurance, however, that despite such testing, undetected errors or defects will not exist that could cause a product to fail to process Year 2000 data correctly. The Company's products are typically used in high volume information systems that are critical to a customer's operations, so that business interruptions, loss or corruption of data or other major problems could have significant adverse consequences to the customer. At this time, the Company is not aware of any material operational issues or costs associated with Year 2000 compliance of its own products. The Company is also unaware of any potential material liabilities or operational difficulties associated with Year 2000 compliance of its own internal information systems.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits.

              27 Financial Data Schedule


         (b) Reports on Form 8-K.

         The Company filed a Form 8-K on February 4, 1998 relating to its expected acquisition of BGS Systems, Inc. (BGS).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BMC SOFTWARE, INC.


Date: February 13, 1998                 By: /s/ MAX P. WATSON JR.
      -----------------                     ---------------------------------
                                            Max P. Watson Jr.
                                            Chairman of the Board, President and
                                            Chief Executive Officer


Date: February 13, 1998                 By: /s/ WILLIAM M. AUSTIN
      -----------------                     ---------------------------------
                                            William M. Austin
                                            Sr. Vice President and Chief
                                            Financial Officer


Date: February 13, 1998                 By: /s/ KEVIN M. KLAUSMEYER
      -----------------                     ---------------------------------
                                            Kevin M. Klausmeyer
                                            Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

    27              Financial Data Schedule