Form 10-K
period 1998-03-31
BMC SOFTWARE INC
filed 1998-06-25
CIK 835729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                    FORM 10-K

(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-17136

                                 ---------------
                               BMC SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     74-2126120
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                               BMC SOFTWARE, INC.
                            2101 CITYWEST BOULEVARD
                                 HOUSTON, TEXAS
                    (Address of principal executive offices)

                                   77042-2827
                                   (Zip code)

       Registrant's telephone number, including area code: (713) 918-8800

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on June 24, 1998 was $10,865,264,452.

    As of June 24, 1998, there were outstanding 214,514,461 shares of Common Stock, par value $.01, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this report:

    Definitive Proxy Statement to be filed in connection with the registrant's Annual Meeting of Stockholders currently scheduled to be held on August 24, 1998 (Part III of this Report)

    Such Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

This Annual Report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which are identified by the use of the words "believes," "expects", "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect the Company's operating results, including without limitation those contained in this report, and could cause the Company's actual results to differ materially from the results implied by these or any other forward looking statements made by, or on behalf, of the Company. There can be no assurance that future results will meet expectations. Readers should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Risks and Uncertainties That Could Affect Future Operating Results." Readers should also carefully review the cautionary statements described in the other documents BMC files from time to time with the Securities and Exchange Commission, specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by BMC.


                                     PART I

ITEM 1. BUSINESS

OVERVIEW

  BMC Software, Inc. ("BMC" or the "Company") is a leading global provider of systems management software solutions for host mainframe and distributed information systems. BMC provides over 200 software products designed to provide major improvements to a customer's core information technology ("IT") operations. These products are designed to ensure that a customer's software applications and the software systems on which they run are available, have optimal performance and can be recovered and restarted quickly and predictably after failure. BMC also sells and provides maintenance, enhancement and support services for its products. Founded in 1980, BMC first earned a position of leadership in providing high performance software tools and utilities for the mainframe computers on which large enterprises depend. BMC is now a major provider of systems management solutions for distributed IT systems as well and has established its PATROL(R) application availability and monitoring product suite as a market leader. By providing solutions that address both mainframe and all of the prevalent distributed environments, BMC enables customers to use the latest technologies while preserving their substantial investments in legacy hardware, applications and data. In executing its product strategies, BMC emphasizes internal product development and innovation supplemented by acquisitions of both emerging technologies and established software companies.

  BMC's customers are transaction and information intensive enterprises that rely heavily on their computing systems. They are typically Fortune 1000 industrial and service corporations and similarly sized organizations worldwide. As BMC extends its distributed systems management product lines, the number of potential customers for its products has greatly increased. BMC markets and distributes its products primarily through its well-established direct sales organization and also sells its distributed systems products through an indirect sales network of value-added resellers and systems integrators.

  BMC's software products address the three predominant operating environments of enterprise computing: 1) the International Business Machine ("IBM") OS/390 mainframe operating system; 2) the various UNIX operating systems employed by leading hardware manufacturers such as Hewlett Packard Company ("HP"), Sun Microsystems, Inc. ("Sun"), IBM and Digital Equipment Corporation and 3) Microsoft Corporation's ("Microsoft or "MS") rapidly emerging MS Windows NT operating system. BMC's core products address the performance, availability and recovery of these operating systems and the most prevalent database management systems ("DBMSs") used with them. DBMSs, when loaded with data, comprise the databases that store all of the information an application generates and requires. In addition to storing and organizing the data, the DBMSs allow an application to access, retrieve, manipulate and analyze it. The primary DBMSs employed in the three enterprise operating environments are: IBM's IMS and DB2 for the OS/390 platform; Oracle Corporation ("Oracle"), Informix Software, Inc. ("Informix"), Sybase, Inc. ("Sybase") and DB2/2 for the UNIX platform; and MS SQL Server and Oracle for the Windows NT platform. The operating systems and DBMSs form the backbone of the transaction intensive IT systems that are critical to both the day-to-day operations and the long-term strategies of BMC's customers. These IT systems are continuously growing in size and complexity. Since BMC's inception, one of its key focuses and competencies has been improving the performance, availability, reliability, recoverability and ease of use of these DBMSs.

  Over the past four years, BMC has devoted significant resources to building its distributed systems software products and sales channels. To date, these efforts have centered around the PATROL application availability and monitoring products. In fiscal 1998, PATROL application and other distributed systems management products generated $192 million in revenues, representing an increase of 87% over the prior fiscal year and 26% of total revenues. While building its distributed systems management business, BMC has continued to invest in and enhance its many products for the OS/390 mainframe platform. Of these, the most important are the high performance utilities for the IMS and DB2 DBMSs and the database administration products for DB2. The high performance utilities maximize the availability of large IMS and DB2 databases by providing core services, such as copying, loading, unloading and reorganizing a database, at very high levels of performance and reliability. The administrative products for DB2 include a DB2 performance monitor and the change management products for DB2, which automate routine and repetitive tasks necessary to the operation of large DB2 databases. The high performance utilities for IMS and DB2 and the administrative products for DB2 generated approximately 58% of total revenues in fiscal 1998.

  BMC was organized as a Texas corporation in 1980 and was reincorporated in Delaware in July 1988. Its principal corporate offices are located at 2101 CityWest Blvd., Houston, TX 77042-2827. Its telephone number is (713) 918-8800.

STRATEGY

  BMC's focus is now evolving to the applications that are the ultimate purpose of all IT systems. Organizations are requiring that their IT systems deliver guaranteed levels of service to the end-user. IT systems must maximize an application's availability by minimizing or eliminating the amount of time the application is unavailable to users because of scheduled maintenance operations or necessary changes and upgrades to the system. They must also deliver high performance levels measured by minimized and consistent response times. Finally, they must guarantee that an application and all of its underlying components can be recovered quickly and with confidence and integrity from a system failure. BMC's products can be critical to delivering targeted service levels because of their orientation towards the highest levels of performance and reliability for the DBMS and other critical software components that support the application. This applications centric approach is the object of BMC's Application Service Assurance(TM) ("ASA") product strategy, which is designed to allow enterprises to achieve the desired states of key applications by maximizing their availability, performance and recoverability.

  The ASA strategy also encompasses BMC's early commitment to delivering third party software tools for packaged enterprise resource planning applications ("ERPs"), which represent one of the most significant recent trends in enterprise computing. ERP applications address the core business processes of any business or other organization, such as accounting and financial reporting, manufacturing and inventory management, human resources and payroll, and order entry and tracking. The packaged ERP applications from vendors such as SAP Corporation ("SAP"), Baan Company N.V. ("BAAN"), PeopleSoft, Inc. ("PeopleSoft") and Oracle save an enterprise from the highly difficult and unpredictable task of writing an application from scratch and, equally important, allow for the standardization and integration of these business processes throughout an organization. BMC's PATROL product family supports all of the leading ERP applications as well as their key underlying components such as the UNIX and Windows NT operating systems and the leading DBMSs. BMC is actively developing ERP modules for its other distributed systems management products.

  The underlying premise of BMC's strategy is that the productivity of any enterprise today increasingly hinges on its business-critical applications. These applications include ERPs, other off-the-shelf and custom manufacturing, billing, shipping and payroll applications. Even seemingly pedestrian applications such as e-mail or calendaring applications become business critical when an organization depends on them for its day-to-day operations. BMC's strategy is to provide enterprise systems management products that ensure the availability, performance and recoverability of these key applications and the DBMSs, operating systems and other software platforms on which they run in the OS/390 mainframe and distributed environments.

  BMC believes the OS/390 mainframe platform will continue to be the preferred system for large-scale IT systems for the foreseeable future. Contributing to the ongoing viability of the OS/390 platform are enterprises' large investments in their OS/390 applications and databases and the significant price reductions and performance enhancements delivered by IBM and other mainframe hardware vendors over the last five years. In addition, the OS/390 platform is generally perceived as more stable and reliable than distributed systems alternatives, in part because of its homogeneity and the many well established systems management tools provided by IBM, BMC and other independent software vendors. BMC's confidence in the OS/390's platform has been reinforced by the increased demand for mainframe processing capacity over the past 36 months and projected mainframe growth rates. The Meta Group, for example, estimates that mainframe capacity as measured in millions of instructions per second will grow at an annual rate of 33% through the year 2003. BMC intends to continue to enhance its important tools and utilities for the IMS and DB2 DBMSs, as well as for other OS/390 subsystems, and to develop new mainframe products.

  In contrast with the OS/390 mainframe environment, distributed IT systems are highly fragmented and characterized by multiple hardware, software and network configurations. The applications and underlying IT infrastructure components are provided by many different vendors. BMC is providing software solutions designed to manage heterogeneous IT systems centered around its PATROL applications management and monitoring product. It is highly desirable to be able to monitor and manage these disparate IT system components from a single point of control. PATROL achieves this, thereby delivering higher levels of operating efficiency and performance management.

  PATROL employs a modular architecture that allows support of many different IT systems components (such as a DBMS or an ERP application) to be added relatively quickly and without requiring changes to the underlying PATROL infrastructure. BMC and third parties have written "knowledge modules" for all of the prevalent applications, DBMSs, operating systems and other software components of a distributed IT system. The knowledge modules encapsulate the information and instruction sets necessary to the monitoring and management of the application or other component. BMC's strategy is to support a broad range of distributed systems components with PATROL, so that customers can maximize their investment in PATROL by using it to manage their key systems components. PATROL is designed as well to be complementary with the many available systems and network management products, such as IBM's Tivoli, Computer Associates International, Inc.'s ("Computer Associates") Unicenter TNG and HP's OpenView systems management frameworks as well as domain specific management products such Cabletron Systems, Inc.'s ("Cabletron") Spectrum and Sun's Solstice. BMC is integrating PATROL with these other systems management products to maximize PATROL's flexibility and usefulness to customers.

  The following table sets forth the primary operating systems, DBMSs and applications that PATROL manages and the various systems management tools with which PATROL is integrated:

                                                                                           INTEGRATION WITH
                                                                                           OTHER SYSTEMS
                                                                                           MANAGEMENT
OPERATING SYSTEMS           DBMSS                APPLICATIONS         MIDDLEWARE           PRODUCTS
-----------------        ------------           ---------------      --------------        ----------
Netware                  ADABAS                   BAAN                 MQSeries             Tivoli
OS/390                   CA-Ingres                Internet Servers     MS MQ                Unicenter TNG
OS/2                     CA-Open Ingres           MS Exchange          Tuxedo               HP OpenView
OpenVMS                  DB2 Universal Database   Lotus Notes          DCE                  Sun Solstice Domain Manager
UNIX                     DB2 for OS/390           Oracle Applications  TX-Series            Cabletron Spectrum
MS Windows NT            IMS/DB                   PeopleSoft           ENTIRE NET-WORK      Remedy AR System
AS/400                   IMS/Fast Path            SAP R/3                                   Compaq Insight Manager
                         Informix
                         MS SQL Server
                         Oracle
                         PROGRESS
                         Sybase


PATROL also manages numerous other IT system components via third party knowledge modules. BMC established in fiscal 1998 an active third party development network and knowledge module certification program around PATROL. This PATROL Developers Network ("PDN") is intended to stimulate and provide a process for external development of products to extend PATROL's reach to applications and systems software products that are important but do not appear to represent a market opportunity large enough to be included in BMC's internal software development plans. In its first year, the PDN has attracted over 185 development and/or distribution partners.

  In furtherance of its ASA strategy and to complement the PATROL product suite, BMC acquired BGS Systems, Inc. ("BGS") in March 1998 in a $300 million stock-for-stock merger. BGS is a leading vendor of software tools that collect and analyze information about how a mainframe or distributed application and its underlying components are performing. Using this performance data and analysis, the BGS BEST/1(R) products can be used to tune the system and to predict how it will behave under various scenarios, such as increased load, and BMC believes the BEST/1 products have unique capabilities to analyze and predict the performance of the various IT system components on an aggregated, holistic basis and that these capabilities will represent a strong strategic fit with PATROL's efficiency, quality and depth of data collection and broad platform support.
BMC intends to tightly integrate the BEST/1 and PATROL product families.

  To extend its capabilities to back-up, recover and restore an application or DBMS, BMC acquired in May 1997 DataTools, Inc. ("DataTools") in a $73 million purchase. DataTools is a leading developer of back-up and recovery tools for the Oracle, Sybase and MS SQL Server DBMSs. The DataTools products automate and increase the speed for the many sequential steps and processes associated with backing up and recovering a large database. They also allow a customer to back-up a database incrementally, meaning that only changed data is copied and backed-up, not the entire database. This greatly increases the speed and frequency of back-ups. BMC is integrating the DataTools SQL-BackTrack(TM) products with its PATROL Recovery Manager product line to enable users to provide for and control multiple back-up and recovery scenarios from a single point of control.

  BMC's ASA strategy contemplates the development of solutions suites for an ERP, DBMS or operating system that are designed to ensure its availability, performance and recoverability. For example, the Oracle solutions suite would include the PATROL Oracle Knowledge Module, the PATROL DB-Admin Knowledge Module, the BEST/1 Oracle module, PATROL Recovery Manager for Oracle, SQL-BackTrack for Oracle and PATROL-DB-Reorg. BMC intends to design these integrated suites to provide customers with a common look and feel for all of the management products as well as shared infrastructure components.

  BMC's distribution strategy is based upon its well established direct sales channel, which is concentrated on the 1,000 largest information technology users worldwide. BMC is rapidly building its direct sales channel for its distributed systems products. BMC hired 133 additional distributed systems sales representatives and technical sales consultants in fiscal 1998 and employed 250 distributed sales representatives and 177 technical sales consultants at March 31, 1998. To assist customers in implementing its products and to broaden its market coverage, BMC is: 1) opening supplemental field sales offices in major cities that are staffed with both sales and pre-sales technical support personnel, 2) building a product implementation services capability and 3) establishing an indirect channel of value added resellers and systems integrators. The PDN program is also designed to stimulate demand for and acceptance of PATROL by encouraging third parties to build businesses around PATROL.

PRODUCTS

Application Availability

  BMC's application and data availability product line comprise its: 1) high availability utilities and administrative tools for IMS and DB2 mainframe DBMSs,
2) PATROL applications management and monitoring product suite and 3) PATROL DB administrative tools for distributed DBMSs. The Application Availability solutions maximize availability of an IT system by minimizing unplanned application outages and by reducing the number and length of necessary scheduled outages.

  The high availability utilities and administrative tools for IMS/DB and DB2 have historically been BMC's largest revenue source. Large enterprise DBMSs require periodic maintenance in order to optimize performance and ensure data integrity. These maintenance processes are time consuming and often render the DBMS inaccessible to users, thus disrupting business operations. BMC's high availability utilities dramatically increase the speed of these maintenance processes and condense the number of steps required, resulting in higher DBMS and application availability. The IMS and DB2 high availability utilities automate and speed routine, required database maintenance tasks such as loading, unloading, reorganizing and checking the integrity of the database. The database administration products for IBM's DB2 DBMS provide for the creation, modification, migration and versioning of database schema and can initiate the activities of the database utilities to provide maintenance functions and increase performance. These products generated over 48%, 41% and 38% of total revenues in fiscal 1996, 1997 and 1998, respectively, and higher percentages of net earnings. In addition to the utilities and administrative tools for IMS and DB2 discussed above, BMC offers high availability utilities for the IMS Fast Path environment and enhancements to the IMS/TM environment. These products contributed approximately 7%, 8% and 5% of total revenues for fiscal 1996, 1997 and 1998, respectively.

  BMC's PATROL applications and data management product suite delivers solutions that monitor the availability and performance of increasingly complex, heterogeneous environments. PATROL uses a unique, three-tiered architecture comprised of the: 1) console, 2) agent and 3) knowledge module. The console graphically depicts all applications, operating systems, DBMSs and underlying IT resources being monitored and managed by PATROL. The user may access this information through the native PATROL console or use the PATROLVIEW integration module to view performance and availability data through leading systems management framework consoles such as OpenView from HP, Unicenter from Computer Associates or Tivoli TME from IBM.

  The autonomous, intelligent PATROL agent, which resides on the DBMS or application server, is equipped to take corrective action on its own without communication with the central console. By reducing the amount of communication between the console and agent, network traffic is reduced. Exception reporting and corrective actions are communicated to the console on an "as needed" basis as defined by the user, improving PATROL's scalability and allowing it to manage many servers concurrently.

  The PATROL knowledge module component incorporates knowledge specific to given operating systems, DBMSs and applications. The knowledge module architecture, through the use of the PATROL Scripting Language, allows for rapid extension and customization of PATROL's management capabilities to meet a customer's individual requirements. Through the PDN, BMC licenses a knowledge module development tool kit to third parties, allowing for external development of knowledge modules to expand the breadth of systems managed by PATROL.

  The PATROL application management product suite contributed 8%, 12% and 18% of total revenues in fiscal 1996, 1997 and 1998, respectively.

  The PATROL DB database administration product suite provides the change management functions of the DB2 administrative tools for distributed DBMSs, and most importantly the automation of changes to database schema. In keeping with BMC's strategy of broad heterogeneous platform support, PATROL DB supports all of the leading distributed DBMSs: Oracle, MS SQL Server, Sybase, Informix, DB2 Universal Database and DB2 for OS/390. The PATROL DB products generated less than 5% of total revenues in fiscal 1996, 1997 and 1998.

Application Performance

  BMC's application performance solutions address the quality of service an application is providing to users when it is available. Examples include optimizing the response time of an application, tracking and reporting its service levels, detecting and analyzing performance bottlenecks and predicting future performance and problems. The Application Performance products comprise:
1) the BGS BEST/1 performance assurance products acquired in March 1998, 2) the network optimization product series and 3) the dynamic tuning and optimization product series.

  The BEST/1 performance assurance software products measure, analyze, trend, predict and report the performance of a customer's computer system and network. These software products enable customers to make more efficient use of their existing hardware, software and computer personnel and to plan for the most cost-effective expansion of their computer operations to meet increasing loads. The predictive capabilities of the BEST/1 performance assurance products are designed to allow customers to anticipate system bottlenecks and performance problems and take preventative corrective action. The BEST/1 products support all of the major mainframe, midrange and workstation platforms, including the OS/390, Unix and MS Windows NT operating environments. BGS revenues, most of which relate to BEST/1, are included in BMC's financial statements for only the last three business days of fiscal 1998. In its most recently reported fiscal year ending January 31, 1997, BGS total revenues were $48.6 million.

  The network optimization products provide performance and availability enhancements for mainframe networks. These products minimize the load transmitted across telecommunications networks connecting host mainframe CPUs or IP networks and end-user terminals or personal computers, thus increasing response time and decreasing network traffic.

  The dynamic tuning and optimization products provide transparent management of enterprise data, resulting in increased availability and performance of the operating systems, DBMSs and applications with which they operate. The DELTA IMS line allows organizations to define IMS system components, expand user access and increase the size of the network without extensive programming or impact to IMS/DB application access. The data compression products for the OS/390-based DBMSs and VSAM data sets deliver advanced compression techniques and options that maximize storage and input/output performance. BMC's EXTENDED BUFFER MANAGER ("XBM") products for IMS/DB and DB2 improve system performance by greatly reducing the input/output needed to provide access to data frequently used by one or more applications running in the same operating environment. When coupled with BMC's IMAGE COPY PLUS or COPY PLUS for DB2 products, XBM allows for the creation of DBMS backup copies with limited interruption of access to the data stored within the DBMSs. The network optimization products and dynamic tuning and optimization products generated approximately 12%, 12% and 11% of total revenues in fiscal 1996, 1997 and 1998, respectively.

Application Recovery

  Application Recovery solutions are designed to provide the ability to recover an application and all of its underlying components to a consistent point in time and restarting the application as quickly as possible after an outage. These products provide a comprehensive approach across multiple platforms and provide assurance that critical data is recoverable after both a local or systems wide outage. They backup and restore files and databases, recover data, databases and applications, coordinate point in time recoveries across multiple data stores and restart applications to the point of failure. These products eliminate manual, error prone steps, reduce redundant reprocessing work following the outage and provide an audit of recoverability.

  The Application Recovery solutions include the mainframe Recovery Manager products for IMS and DB2 DBMSs and the PATROL Recovery Manager products for distributed DBMSs, which support coordinated recovery between different DBMS, thereby eliminating the need for individual DBMS recoveries, and the Application Restart Control products, which provide the ability to resume processing of a failed or interrupted batch application from the most recent successful checkpoint rather than from the beginning of the job. This restart capability eliminates wasted time and resources while improving data availability and ensuring data integrity. The Recovery Manager, PATROL Recovery Manager and Application Restart Control products generated approximately 21%, 23% and 20% of total revenues in fiscal 1996, 1997 and 1998, respectively.

  The Application Recovery solutions also include the DataTools SQL BackTrack database backup and recovery products acquired in May 1997. Prior to acquiring DataTools, BMC was the exclusive distributor of the SQL-BackTrack products. The SQL-BackTrack products speed up and automate the complex sequential steps that must be performed in order to backup or recover distributed systems databases. BMC is continuing to market the SQL-BackTrack products as best of breed stand alone solutions and is integrating them as well with its PATROL Recovery Manager automated recovery solutions. The SQL-BackTrack products generated 3% of total revenues in fiscal 1997 and 4% of total revenues in fiscal 1998.

SALES AND MARKETING

  BMC markets and sells its products principally through its direct sales force. BMC employs a model of primary customer contact by telephone and other telecommunications media, such as e-mail, combined with significant on-site sales and technical sales support activity. BMC also emphasizes technical customer briefings at its Houston, Texas headquarters. BMC provides many of its products on a free trial basis to facilitate the initial sale. BMC's sales operations are organized into mainframe and distributed systems groups, with the mainframe account representatives cooperating extensively with the open systems representatives. BMC does not employ further product specialization of its sales force, with the exception of dedicated DataTools and BGS sales organizations. BMC employs technically trained software consultants to provide specialized technical product knowledge to accounts. These consultants assist in justifying BMC's products and conducting in-depth technical evaluations of their performance and features. As of March 31, 1998, BMC employed 397 sales representatives and software consultants in North America and 336 internationally, including 245 in Europe and 91 in the Asia-Pacific region. BMC is investing heavily in its distributed systems sales channel and hired 133 distributed systems sales representatives and software consultants in fiscal 1998.

  BMC's North American sales force is primarily based in Houston, Texas. BMC has opened field sales offices in Washington, D.C., Los Angeles and San Francisco, California, Chicago, Illinois, New York, New York and other major cities to increase its local presence in the regions surrounding those cities. BMC conducts its international sales, marketing and support primarily through 17 wholly-owned subsidiaries worldwide.

  As discussed under "Strategy" above, BMC is developing indirect channels for its open systems products. BMC has established channels operations groups in North America and Europe to promote, negotiate and support such distribution arrangements and is continuing to invest in its channels infrastructure. BMC is also represented by local agents in geographical territories in which it has not established a direct sales presence. As of March 31, 1998, BMC was distributing its products through over 175 indirect channel partners.

INTERNATIONAL OPERATIONS

  Approximately 41%, 38% and 35% of BMC's total revenues in fiscal 1996, 1997 and 1998, respectively, was derived from business outside North America. BMC's international operations provide sales, sales support, product support, marketing and product distribution services for its customers located outside of North America. BMC also conducts development activities in Singapore and Frankfurt, Germany to provide local language support and integration with local-market hardware and software systems vendors.

  Total revenues, operating profits and identifiable assets attributable to BMC's North American, European and other international operations (primarily in the Pacific Rim) are set forth in Note 10 to the Consolidated Financial Statements contained herein. BMC believes that its operations outside the United States are located in countries that are politically stable and that such operations are not exposed to any special or unusual risks. BMC's growth prospects are highly dependent upon the continued growth of its international license and software maintenance revenues. BMC's international license revenues and expenses have been, however, somewhat unpredictable over the last three fiscal years.

  Revenues from BMC's foreign subsidiaries are denominated in local currencies, as are operating expenses incurred in these locales. To date, BMC has not had any material foreign exchange currency losses. For a discussion of BMC's currency hedging program and the impact of currency fluctuations on international license revenues in fiscal 1997 and 1998, see "Management's Discussion and Analysis of Results of Operations and Financial Conditions -- Results of Operations -- Expenses -- Risk Management" and Note 1(g) of Notes to Consolidated Financial Statements contained herein. BMC has not previously experienced any difficulties in exporting its products, but no assurances can be given that such difficulties will not occur in the future.

RESEARCH AND PRODUCT DEVELOPMENT

  From inception, BMC has concentrated on internal software development. BMC maintains a relatively high level of investment in its internal research and development operations: in fiscal 1998, research and development spending represented 13% of total revenues and 19% of total expenses. These costs relate primarily to the compensation of research and development personnel.

BMC's expenditures on research and development and on product maintenance and support, including amounts capitalized, in the last three fiscal years are discussed below under the headings, "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Expenses -- Research and Development" and "-- Expenses -- Cost of Maintenance Services and Product Licenses."

  BMC's general product strategy is discussed under "Strategy" above. A major focus of BMC's current product development efforts is the integration of the acquired BEST/1 and DataTools products with the PATROL and PATROL Recovery Manager products, respectively, and the development of a major new release of PATROL designed to facilitate the interoperability of these and BMC's other distributed systems management products. BMC is also concentrating its development efforts on extensions of and enhancements to its core mainframe product lines as customers continue to rely on them for their most critical IT operations.

  BMC's primary research and development activities are based in Houston and Austin, Texas, Sunnyvale, California (DataTools) and Waltham, Massachusetts
(BGS). BMC internally creates and produces all user manuals, sales materials and other documentation related to its products. Product manufacturing and distribution is based in Houston, Texas, with European manufacturing and distribution being based in Nieuwegein, The Netherlands.

MAINTENANCE, ENHANCEMENT AND SUPPORT SERVICES

  Revenues from the provision of maintenance, enhancement and support services comprised 37%, 32% and 30% of total revenues in fiscal 1996, 1997 and 1998, respectively. Payment of maintenance, enhancement and support fees entitles a company to telephone support and problem resolution services and enhanced versions of a product released during the maintenance period, including new versions necessary to run with the most current release of the operating systems, databases and other software supported by the product. Such maintenance fees are an important source of recurring revenue to BMC, and BMC invests significant resources in providing maintenance services and new product versions. These services are important to customers, particularly mainframe customers, who require immediate problem resolution because of their dependence on the products to run IT systems that are central to their enterprises. The services are also necessary because customers require forward compatibility when they install new versions of the software systems supported by a BMC product.

  For BMC's mainframe products, the fee for the first year of product maintenance services is included in the perpetual license fee. Subsequently, perpetual licensees may renew their maintenance agreements each year for an annual fee. The annual fee for mainframe products is generally 18% to 20% of the then current list perpetual license fee of the licensed product as adjusted for any applicable discounts. For BMC's distributed systems products, the initial maintenance period is shorter and the renewal fee varies depending on the level of support selected by the licensee.

PRODUCT PRICING AND LICENSING

  BMC's mainframe products have traditionally been priced and licensed on a tiered pricing basis whereby the license fee for a product increases in relation to the processing capacity of the CPU on which the product is installed. Under tiered pricing, CPUs are classified by CPU tier according to their processing power as measured in millions of instructions per second ("MIPS"). More powerful CPUs fall into higher tiers and carry higher license fees. CPU upgrade fees are charged if a product is installed on another CPU that falls in a higher CPU group category. Under BMC's enterprise licensing program, customers may alternatively license products on an enterprise wide basis, whereby the customer can use the products on an unlimited number of CPUs of any size, subject to a limit on the aggregate processing power of such CPUs as measured in MIPS. CPU upgrade fees contributed 23%, 29% and 33% of total revenues in fiscal years 1996, 1997 and 1998, respectively. Because maintenance fees are based on the license fee for the product as of the annual renewal date, maintenance fees increase when a product is installed on a larger CPU.

  BMC maintains various discount programs for its mainframe and distributed systems products, including standard discounts for multiple copies of a product and volume discounts for enterprise license transactions.

  BMC also prices and licenses PATROL on a CPU tier basis. Because PATROL is a relatively new product and because many of its licensees are still in a pilot or implementation phase of use, CPU upgrade fees from PATROL have been immaterial to date. BMC expects that PATROL revenues will be predominately from additional unit sales rather than CPU upgrade fees. Certain of BMC's other distributed systems products are also licensed on a tiered basis, while those at lower price points are licensed on a per unit basis.

  BMC's products are generally marketed on a trial basis. When a customer desires to license a trialed product, a permanent product copy or a coded password to convert the trial tape to a permanent tape is provided. Consequently, BMC does not have any material product backlog of undelivered products. BMC licenses its software products almost exclusively on a perpetual basis.

  BMC recognizes revenues from perpetual licenses and upgrade fees when both parties are legally obligated under the terms of the respective agreement, the underlying software products have been delivered, collection is deemed probable and there are no remaining material Company obligations. BMC recognizes maintenance revenues, including maintenance bundled with perpetual license fees, ratably over the maintenance period.

  For a discussion of enterprise license transactions, the various components of license and upgrade revenues and BMC's revenue recognition practices for such components, see the discussion below under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Operating Results -- Revenues -- License Revenues" and Note 1(h) in Notes to Consolidated Financial Statements.

COMPETITION; SYSTEM DEPENDENCE

  The mainframe and distributed systems management software markets in which BMC competes are highly competitive, as discussed below and in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" section of this report under the heading "Certain Risks and Uncertainties that Could Affect Future Operating Results."

  BMC's mainframe products run primarily with IBM's IMS and DB2 DBMSs and IMS/TM, CICS transaction managers and VTAM. Certain of these BMC products are essentially improved versions of system software utilities that are provided as part of these integrated IBM system software products. IBM continues to improve or add to these integrated software packages as part of its strategic initiative of reducing the overall software costs associated with its mainframe computers. IBM also markets separately priced competing high performance utilities in addition to its base utilities. If IBM is successful in duplicating BMC's products, it would provide them at a much lower cost because of the different economics of its mainframe business. This would likely have a material adverse effect on demand for product licenses, license upgrades and recurring maintenance of BMC's competing products. IBM is significantly increasing the performance of its tools and utilities for the IMS and DB2 DBMSs, both through internal development efforts and arrangements with third party software developers.

  The mainframe systems software business is highly competitive. BMC's competitors include IBM as well as Platinum technologies, inc. ("Platinum"), Innovative Designs, Inc., Neon Systems, Inc. and other independent software vendors that have the ability to develop and market products similar to, and competitive with, BMC's products. Product pricing is a key competitive factor in the market for third-party tools and utilities for IMS and DB2, and BMC has periodically adjusted its discount structures to reflect this competition.

  The distributed systems markets that PATROL and BMC's other systems management products address are also highly competitive. All of the major mainframe systems software vendors have announced distributed systems management strategies that overlap to varying degrees with PATROL. These competitors include, to differing degrees, IBM's Tivoli subsidiary, Computer Associates, Platinum, Compuware Corporation, Candle Corporation and Boole & Babbage, Inc. The relational DBMS vendors, such as Oracle and Sybase, and hardware companies such as HP, Sun and Cabletron, are also providing competitive or potentially competitive products for their respective platforms that are relatively inexpensive. BMC's strategy is to complement these frameworks and alternative systems management products by integrating with them. The network and systems management framework providers are, however, attempting to extend their products into PATROL's functional space. In addition, start up companies continually enter the distributed systems management software markets, such as NetIQ Corp. for MS Windows NT management. BMC intends to differentiate PATROL from these other products in part by providing broader support of the many different components of a distributed IT system, although there can be no assurance whether this strategy will be successful. BMC expects these markets to continue to increase in competitiveness.

  BMC continually modifies its mainframe products to maintain compatibility with new IBM hardware and software. To do so and to develop and test new products, BMC licenses IMS/DB, DB2, IMS/TM, CICS and other software systems from IBM on similar terms as other IBM customers. If IBM were to terminate the current license arrangements or otherwise deny BMC access to these systems, or if IBM adopts technological changes that prevent or make more difficult access to the systems, BMC would be adversely affected. Similarly, if BMC is unable to acquire and maintain access to the major ERP applications, distributed DBMSs and other IT system components equivalent to its access to DB2 and other IBM systems software, its development of client/server products would be impeded. Certain of the leading distributed systems DBMS vendors are less cooperative in providing technical assistance to independent systems software vendors.

  BMC believes that the key criteria considered by potential purchasers of its products are as follows: the operational advantages and cost savings provided by a product; product quality and capability; product price and the terms on which the product is licensed; ease of integration of the products with the purchaser's existing systems; quality of support and product documentation; and the experience and financial stability of the vendor.

CUSTOMERS

  No individual customers accounted for a material portion of BMC's revenues during any of the past three fiscal years. Because BMC's mainframe packages are used with relatively expensive computer hardware, most of its revenues are derived from companies that have the resources to make a substantial commitment to data processing and their computer installations. Most of the world's major companies use one or more of BMC's software packages. BMC's software products are generally used in a broad range of industries, businesses and applications. BMC's customers include manufacturers, telecommunications companies, financial service providers, banks, insurance companies, educational institutions, retailers, distributors, hospitals and value-added resellers.

INTELLECTUAL PROPERTY

  BMC distributes its products in object code form and relies upon contract, trade secret, copyright and patent laws to protect its intellectual property. The license agreements under which customers use BMC's products restrict the customer's use to its own operations and prohibit disclosure to third persons. BMC now distributes certain of its distributed systems products on a shrink wrap basis, and the enforceability of such restrictions in a shrink wrap license is unproven in certain jurisdictions. Also, notwithstanding those restrictions, it is possible for other persons to obtain copies of BMC's products in object code form. BMC believes that obtaining such copies would have limited value without access to the product's source code, which BMC keeps highly confidential. In addition, BMC's products are generally encoded to run only on a designated CPU, and trial tapes provided to potential customers generally function only for a limited trial period.

EMPLOYEES

  As of March 31, 1998, BMC had 2,777 full-time employees. BMC believes that its continued success will depend in part on its ability to attract and retain highly skilled technical, sales, marketing and management personnel. Competition continues to increase for well qualified software sales, development and consulting service personnel. BMC considers its employee relations to be excellent.

ITEM 2. PROPERTIES

  BMC's headquarters and principal sales and product development operations are located in Houston, Texas, where BMC owns and occupies two office buildings totaling approximately 675,000 square feet. BMC also maintains a large development organization in Austin, Texas, where it leases a 175,000 square foot product development facility. The recently acquired BGS Systems operations occupy an owned 80,000 square foot facility in Waltham, Massachusetts and DataTools operations occupy a leased 50,000 square foot facility in Sunnyvale, California. BMC occupies a 50,000 square foot leased sales and support facility in Frankfurt, Germany, and smaller sales offices in other major cities around the world. BMC leases its principal mainframe computers, an IBM 9672-RC5, an IBM 9672-RY5 and an IBM 9672-R54, and its telecommunications equipment. See Notes 1(e) and 9 of Notes to Consolidated Financial Statements below.

ITEM 3. LEGAL PROCEEDINGS

  The Company filed a trade secret lawsuit styled BMC Software, Inc. vs. Peregrine Systems, Inc. et al., Cause No. 91- 10161, in the 200th Judicial District Court of Travis County, Texas, in August 1995. The lawsuit sought an injunction prohibiting a group of former employees and their employer from misappropriating and misusing certain of the Company's trade secrets. The Company has settled the litigation as to certain individuals and claims and is continuing to pursue its trade secret and other claims against the remaining and additional defendants. These defendants are asserting counterclaims against the Company for violations of the Texas Free Enterprise and Antitrust Act of 1983, abuse of process, slander of title, tortious interference with contract and tortious interference with advantageous and prospective business relationships. These counterclaims seek compensatory, treble and exemplary damages, costs and attorneys' fees and certain injunctive relief. Management believes the ultimate resolution of the above matters will not be material to the Company's financial condition.

  The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operations or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Since August 12, 1988, the Company's Common Stock has been traded in the NASDAQ National Market System under the symbol "BMCS." At June 24, 1998, the Company had 913 holders of record of Common Stock.

  The following table sets forth the high and low bid quotations per share of Common Stock for the periods indicated.

                                             PRICE RANGE OF
                                              COMMON STOCK
                                        -------------------------
                                           HIGH            LOW
                                        ----------     ----------
       FISCAL 1997
         First Quarter ............     $    16.94     $    13.31
         Second Quarter ...........          21.56          12.69
         Third Quarter ............          23.38          19.63
         Fourth Quarter ...........          25.50          19.88
       FISCAL 1998
         First Quarter ............     $    29.31     $    19.81
         Second Quarter ...........          34.75          26.56
         Third Quarter ............          35.63          27.38
         Fourth Quarter ...........          42.13          29.25

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

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated financial data presented under the captions "Statement of Earnings Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 1998, are derived from the Consolidated Financial Statements of BMC Software, Inc. and subsidiaries. The financial statements for all fiscal years presented have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements as of March 31, 1997 and 1998, and for each of the three years in the period ended March 31, 1998, the accompanying notes and the report thereon, which are included elsewhere in this Form 10-K.

                                                                     YEARS ENDED MARCH 31,
                                            ----------------------------------------------------------------------
                                              1994            1995           1996          1997            1998
                                            ----------     ----------     ----------     ----------     ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Revenues:
  Licenses .............................    $  167,176     $  204,957     $  269,022     $  380,894     $  513,947
  Maintenance ..........................       121,324        140,043        159,828        182,316        216,687
                                            ----------     ----------     ----------     ----------     ----------
          Total revenues ...............       288,500        345,000        428,850        563,210        730,634
Selling and marketing expenses .........        75,198         89,724        116,724        154,829        205,219
Research and development expenses ......        46,969         55,493         59,011         77,459         94,923
Cost of maintenance services and
  product licenses .....................        28,216         31,960         44,854         56,569         77,095
General and administrative
  expenses .............................        26,175         29,935         37,083         46,070         54,462
Acquired research and development
  costs ................................        32,038         29,260         23,589         11,259         65,473
Merger costs ...........................            --             --             --             --          7,305
                                            ----------     ----------     ----------     ----------     ----------
Operating income(2)(3)(4)(5) ...........        79,904        108,628        147,589        217,024        226,157
Other income ...........................        10,708         11,704         15,446         20,050         30,402
                                            ----------     ----------     ----------     ----------     ----------
Earnings before income
  taxes(2)(3)(4)(5) ....................        90,612        120,332        163,035        237,074        256,559
Income taxes ...........................        34,123         42,815         57,464         73,202         90,705
                                            ----------     ----------     ----------     ----------     ----------
          Net
            earnings(2)(3)(4)(5) .......    $   56,489     $   77,517     $  105,571     $  163,872     $  165,854
                                            ==========     ==========     ==========     ==========     ==========
Basic earnings per
share(1)(2)(3)(4)(5)(6) ................    $     0.27     $     0.38     $     0.53     $     0.82     $     0.82
                                            ==========     ==========     ==========     ==========     ==========
Shares used in computing basic
earnings  per share(1) .................       208,452        202,048        200,658        201,016        203,488
                                            ==========     ==========     ==========     ==========     ==========
Diluted earnings per
share(1)(2)(3)(4)(5)(6) ................    $     0.27     $     0.38     $     0.50     $     0.76     $     0.77
                                            ==========     ==========     ==========     ==========     ==========
Shares used in computing diluted
earnings per share(1) ..................       209,216        203,904        209,144        214,310        216,590
                                            ==========     ==========     ==========     ==========     ==========

                                                                          AS OF MARCH 31,
                                             ----------------------------------------------------------------------
                                                1994           1995           1996           1997           1998
                                             ----------     ----------     ----------     ----------     ----------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ..............     $   37,814     $   39,494     $   62,128     $   79,794     $   72,093
Working capital ........................         29,429         35,166         43,775         58,512         38,344
Total assets ...........................        417,527        502,649        608,218        848,752      1,248,495
Long-term obligations, including
  current portion(7) ...................             --             --             --             --             --
Stockholders' equity ...................        250,400        306,154        383,708        546,212        759,157

---------------

(1) See Note 1(i) to Consolidated Financial Statements for the basis of computing basic and diluted net earnings per share.

(2) Includes the impact of charges of $32,038,000 (pre-tax), or $28,398,000 (net of tax), for the fiscal 1994 acquisition of Patrol Software. Excluding these charges, fiscal 1994 earnings were $84,887,000 or $0.41 per share. Operating income was $111,942,000.
         Earnings before income taxes were $122,650,000.

(3) Includes the impact of charges, related to several fiscal 1995 transactions, of $29,260,000 (pre-tax), or $25,701,000 (net of tax). Excluding these charges, fiscal 1995 earnings were $103,218,000 or $0.51 per share. Operating income was $137,888,000. Earnings before income taxes were $149,592,000.

(4) Includes the impact of charges, related to several fiscal 1996 technology acquisitions, of $23,589,000 (pre- tax), or $22,831,000 (net of tax). Excluding these charges, fiscal 1996 earnings were $128,402,000 or $0.61 per share. Operating income was $171,178,000.
         Earnings before income taxes were $186,624,000.

(5) Includes the impact of charges, related to several fiscal 1997 technology acquisitions, of $11,259,000 (pre- tax), or $7,318,000 (net of tax). Excluding these charges, fiscal 1997 earnings were $171,190,000, or $0.80 per share. Operating income was $228,283,000.
         Earnings before income taxes were $248,333,000.

(6) Includes the impact of charges, related to several fiscal 1998 technology acquisitions and a merger, of $72,778,000 (pre-tax), or $66,446,000 (net of tax). Excluding these charges, fiscal 1998 earnings were $232,300,000, or $1.07 per share. Operating income was $298,935,000. Earnings before income taxes were $329,337,000.

(7)      Excludes deferred revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

  This section of the Annual Report includes historical information for the periods covered, certain forward looking information and the information provided below under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results" about certain risks and uncertainties that could cause the Company's future operating results to differ from the results indicated by any forward looking statements made by the Company or others. It is important that the business discussion at Item 1 of this report and historical discussion below be read together with the discussion of such risks and uncertainties, and that these discussions are read in conjunction with the accompanying audited financial statements and notes thereto.

HISTORICAL INFORMATION

  Results of Operations

  The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Consolidated Statements of Earnings bear to total revenues.

                                                                                   PERCENTAGE OF  TOTAL REVENUES
                                                                                       YEARS ENDED MARCH 31,
                                                                               1996            1997            1998
                                                                            ----------      ----------      ----------
Revenues
    Licenses                                                                      62.7%           67.6%           70.3%
    Maintenance                                                                   37.3            32.4            29.7
                                                                            ----------      ----------      ----------
        Total revenues                                                           100.0           100.0           100.0
Selling and marketing expenses                                                    27.2            27.5            28.1
Research and development expenses                                                 13.8            13.8            13.0
Cost of maintenance services and product licenses                                 10.5            10.0            10.6
General and administrative expenses                                                8.6             8.2             7.5
Acquired research and development costs                                            5.5             2.0             8.9
Merger costs                                                                        --              --              .9
                                                                            ----------      ----------      ----------
       Operating income                                                           34.4            38.5            31.0
Interest and other income                                                          3.6             3.6             4.1
                                                                            ----------      ----------      ----------
    Earnings before income taxes                                                  38.0            42.1            35.1
Income taxes                                                                      13.4            13.0            12.4
                                                                            ----------      ----------      ----------
    Net earnings                                                                  24.6%           29.1%           22.7%
                                                                            ==========      ==========      ==========
Net earnings, excluding acquired research and development and
    merger related costs                                                          29.9%           30.4%           31.8%
                                                                            ==========      ==========      ==========

EARNINGS

  Total revenues in fiscal 1998 were $730,634,000, a 30% increase over fiscal 1997 total revenues of $563,210,000. The increase was the result of a 43% increase in North American product license revenues, a 22% increase in international product license revenues and a 19% increase in worldwide maintenance revenues. Over the three year period ending March 31, 1998, the Company's operating expenses (excluding acquired research and development and merger costs) remained at approximately 60% of total revenues. Net earnings in fiscal 1998 were $232,300,000, excluding acquired research and development and merger costs of $66,446,000 (net of income taxes.) These results represent a 36% increase over fiscal 1997 net earnings of $171,190,000, excluding charges of $7,318,000 (net of income taxes) for acquired research and development in fiscal 1997. Giving effect to these charges, net earnings were $165,854,000 in fiscal 1998, a 1% increase over net earnings of $163,872,000 in fiscal 1997. Historical performance should not be viewed as indicative of future operating margins, as there can be no assurance that operating income or net earnings as a percentage of revenues will be sustained at these levels. For a discussion of factors affecting operating margins, see the discussions below under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results."

REVENUES

                                                                                         PERCENTAGE CHANGE
                                                  YEARS ENDED MARCH 31,                  -----------------
                                                  ---------------------                 1997            1998
                                                      (IN THOUSANDS)                COMPARED TO      COMPARED TO
                                           1996           1997           1998           1996            1997
                                        ----------     ----------     ----------     ----------      ----------
   Perpetual licenses
        North America                   $  156,807     $  234,535     $  335,346           49.6%           43.0%
        International                      112,215        146,359        178,601           30.4%           22.0%
                                        ----------     ----------     ----------
       Total perpetual licenses            269,022        380,894        513,947           41.6%           34.9%
   Maintenance                             159,828        182,316        216,687           14.1%           18.9%
                                        ----------     ----------     ----------
       Total revenues                   $  428,850     $  563,210     $  730,634           31.3%           29.7%
                                        ==========     ==========     ==========

  The Company generates revenues from product license fees for its computer software products and product maintenance fees for the associated maintenance, enhancement and support of these products. The Company recognized revenues through March 31, 1998 in accordance with Statement of Position (SOP) 91-1, issued by the American Institute of Certified Public Accountants (AICPA). Effective for transactions entered into subsequent to March 31, 1998, the Company has adopted SOP 97-2, "Software Revenue Recognition," also issued by the AICPA. For further discussion of the Company's revenue recognition policies, refer to the discussion below and to Note 1(h) of Notes to Consolidated Financial Statements.

  Total revenue growth in fiscal 1997 and 1998 was derived from continued demand for the Company's mainframe products for the IBM OS/390 operating system and IMS and DB2 DBMSs, its expansion of its distributed systems product lines and sales channels and, to a lesser extent, higher growth rates of product maintenance fees. The growth in product license and maintenance fees was derived principally from existing product lines in fiscal 1997 and 1998. As discussed below, mainframe product revenue growth was generated primarily by customers' rapid expansion of their mainframe-based IT systems. Distributed systems product revenue growth was driven primarily by increased adoption of distributed IT systems, by growing acceptance of the Company's PATROL application and data management product suite and expansion of the distributed systems sales channels. Product revenue growth was only nominally impacted by price increases and inflation in fiscal 1997 and fiscal 1998.

  The Company's customer base is diversified, with no single customer representing greater than 10% of its total revenues in fiscal 1996, 1997 and 1998. This customer base is nonetheless concentrated in the top 1,000 IT purchasers worldwide and, by industry, in the telecommunications, financial services and other transaction-intensive sectors. The Company estimates that sales to repeat customers represented over 90% of total license and maintenance revenues in the periods presented.

PRODUCT LINE REVENUES

  At March 31, 1998, the Company marketed over 200 software products designed to improve the availability, performance and recoverability of enterprise applications, databases and other IT systems components operating in host mainframe and distributed computing environments. The Company's mainframe products accounted for approximately 89%, 81% and 74% of total revenues for fiscal years 1996, 1997 and 1998, respectively. Total revenues from mainframe products grew 20% from fiscal 1996 to fiscal 1997 and 17% from fiscal 1997 to fiscal 1998. The revenues from these products are driven largely by the growth in customers' processing capacity, as discussed below.

  The Company's mainframe revenues are concentrated in its high performance utilities and administrative tools for IBM's IMS and DB2 database management systems. The IMS Database Utilities product series contributed 33%, 32% and 26% of total revenues for fiscal years 1996, 1997 and 1998, respectively, and the MASTERPLAN product series for DB2 contributed 36%, 31% and 32% of total revenues for the same periods. Combined revenues for these product lines grew 19% from both fiscal 1996 to 1997 and from fiscal 1997 to 1998. The balance of the Company's mainframe products represented 20%, 18% and 16% of total revenues for fiscal years 1996, 1997 and

1998, respectively. The declines in relative revenue contribution by the mainframe product lines reflect the increased contribution by the Company's distributed systems products in these periods.

  Total revenues from distributed systems products grew 130% from 1996 to 1997 and 87% from 1997 to 1998. Distributed systems product revenue growth was derived primarily from increased market acceptance of the PATROL application and data management product suite, the Company's significant and growing investment in its distributed systems direct and indirect sales channels and higher distributed systems maintenance fees. The Company's principal distributed systems management product lines are the PATROL application and management suite, the BGS BEST/1 performance management products, the PATROL DB database administration products and the DataTools SQL-Backtrack application and database recovery products.

  The PATROL application and data management products accounted for 8%, 12% and 18% of total revenues for fiscal years 1996, 1997 and 1998, respectively, reflecting an 85% increase from fiscal 1996 to fiscal 1997 and a 95% increase from fiscal 1997 to fiscal 1998. The BGS BEST/1 performance management products were acquired in March 1998 and their revenues will be reflected in the Company's financial statements throughout fiscal 1999. The PATROL DB database administration product line, introduced in fiscal 1996, generated 3.5% and 4%
of total revenues in fiscal 1997 and 1998, respectively, reflecting a 47% increase from fiscal 1997 to 1998. The Company's SQL-BackTrack database backup and recovery products were originally sold by BMC through an exclusive distributorship arrangement with DataTools beginning on March 31, 1995. In May 1997, the Company acquired all of the outstanding shares of DataTools and began to more fully integrate the SQL-BackTrack products with its PATROL Recovery Manager product lines. The SQL-BackTrack database backup and recovery products generated 2.9% and 3.5% of total revenues in fiscal 1997 and 1998, respectively, reflecting growth of 61%. The revenues from the Company's distributed systems product offerings are dependent upon the continued market acceptance of the Company's existing products and the Company's ability to successfully develop and deliver additional products for the distributed systems environment. The Company has experienced rapid growth in its distributed systems product lines since their introduction in late fiscal 1994. The distributed systems market is highly competitive and dynamic and there can be no assurance that this growth will continue.

LICENSE REVENUES

  The Company's license revenues include product license fees, capacity-based license upgrade fees and restructuring fees. Product license fees are generated from the initial licensing of a product and subsequent licenses purchased under the Company's per copy, CPU tier-based licensing program. Capacity-based license upgrade fees are charged when a customer acquires the right to run an already licensed product on additional processing capacity, as measured by a CPU tier or by the aggregate processing capacity measured in MIPS of all CPUs for which the Company's products are licensed. These license upgrade fees include fees associated with customers' purchasing the right to operate a product with currently installed additional processing capacity and/or with anticipated future processing capacity. Restructuring fees increase the discounts associated with a customer's installed base of products, which, therefore, reduce a customer's future maintenance charges and capacity based upgrade fees pertaining to such installed products.

  The Company's North American operations generated 58%, 62% and 65% of total license revenues in fiscal 1996, 1997 and 1998, respectively. North American license revenues increased by 50% from fiscal 1996 to fiscal 1997 and by 43% from fiscal 1997 to fiscal 1998. Increased sales of the Company's distributed systems products represented a significant part of North American license revenue growth in both fiscal 1997 and 1998. From fiscal 1996 to fiscal 1997, the largest single component of North American license revenue growth was increased license upgrade fees associated with customers' future mainframe processing capacity. Increased sales of distributed systems products and license upgrade fees associated with current and future additional mainframe capacity were the largest contributors to North American license revenue growth in fiscal 1998.

  International license revenues represented 42%, 38% and 35% of total license revenues in fiscal 1996, 1997 and 1998, respectively. International license revenues increased by 30% from fiscal 1996 to fiscal 1997 and by 22% from fiscal 1997 to fiscal 1998. These performances were below the Company's expectations. From fiscal 1996 to fiscal 1997, the principal contributors to growth in international license revenues were mainframe product license fees and license upgrade fees associated with customers' currently required additional mainframe processing capacity. From fiscal 1997 to fiscal 1998, the largest single component of international license growth was increased sales of the Company's distributed systems products, followed by license upgrade fees associated with current and future additional mainframe capacity.
International license revenues were reduced by 2% and 4%, respectively, by the strengthening of the dollar against local currencies from fiscal 1996 to fiscal 1997 and from fiscal 1997 to fiscal 1998, respectively, in both cases after giving effect to foreign currency hedging gains.

  License upgrade fees for current and future mainframe processing capacity accounted for 23%, 29% and 33% of total revenues in fiscal years 1996, 1997 and 1998, respectively. The sustainability and growth of the Company's mainframe-based license revenues are dependent upon these capacity-based upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license agreements allowing them to install the Company's products on an unspecified number of CPUs, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. Additional fees are owed if this limit is exceeded. Substantially all of these transactions include upgrade charges associated with additional processing capacity beyond the customers' current usage level and/or a restructuring fee, and some include license fees for additional products. In fiscal 1996, 1997 and 1998, the enterprise license fees for future additional processing capacity and license restructurings comprised approximately 20%, 20% and 24% of total revenues, respectively. The fees associated with future additional mainframe processing capacity typically comprise from one-half to substantially all of the license fees included in enterprise license transactions. The Company has experienced a strong increase in demand from its largest customers for the right to run its products on increased current and anticipated mainframe processing capacity as enterprises invest heavily in their core OS/390 mainframe IT systems. The Company expects that it will continue to be dependent upon these capacity-related license revenue components. With the rapid advancement of distributed systems technology and customers' needs for more functional and open applications, such as pre-packaged ERP applications, to replace legacy systems, there can be no assurance that the demand for mainframe processing capacity or the higher operating efficiencies afforded by the Company's products will continue at current levels. Should this trend slow dramatically or reverse, it would adversely impact the Company's mainframe license revenues and its operating results.

MAINTENANCE AND SUPPORT REVENUES

  Maintenance and support revenues represent the ratable recognition of fees to enroll licensed products in the Company's software maintenance, enhancement and support program. Enrollment entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems and applications. These fees are generally incurred annually and equal 15% to 20% of the list price of the product at the time of renewal, less any applicable discounts. Maintenance revenues also include the ratable recognition of the bundled fees for any first-year maintenance services covered by the related perpetual license agreement. The Company continues to invest heavily in product maintenance and support and believes that maintaining its reputation for superior product support is a key component of its value pricing model.

  Maintenance revenues have increased over the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase in proportion to the processing capacity on which the products are installed; consequently, the Company receives higher absolute maintenance fees as customers install its products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees per MIPS are typically reduced in enterprise license agreements. Historically, the Company has enjoyed high maintenance renewal rates for its mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to the Company's products, increased cancellations could adversely impact the sustainability and growth of the Company's maintenance revenues. To date, the Company has been successful in extending its traditional maintenance and support pricing model to the distributed systems market. At this time, there is insufficient historical data to determine whether customers will continue to accept this pricing model and renew their maintenance and support contracts at the levels experienced in the mainframe market.

INTEREST AND OTHER INCOME

  Interest and other income consists primarily of interest earned on cash and cash equivalents, marketable securities and to a lesser degree, financed receivables. Interest and other income increased by 30% from fiscal 1996 to 1997 and 52% from fiscal 1997 to 1998. This increase is primarily due to higher interest income earned on larger invested cash balances.

EXPENSES

                                                                                                 PERCENTAGE CHANGE
                                                       FISCAL YEARS ENDED MARCH 31,              -----------------
                                                       ----------------------------            1997              1998
                                                              (IN THOUSANDS)                 COMPARED TO      COMPARED TO
                                                    1996           1997           1998           1996             1997
                                                ----------     ----------     ----------     ----------       ----------
Selling and marketing                           $  116,724     $  154,829     $  205,219           32.6%            32.5%
Research and development                            59,011         77,459         94,923           31.3%            22.5%
Cost of maintenance services and product            44,854         56,569         77,095           26.1%            36.3%
licenses
General and administrative                          37,083         46,070         54,462           24.2%            18.2%
Acquired research and development                   23,589         11,259         65,473          (52.3%)          481.5%
Merger costs                                            --             --          7,305            N/A              N/A
                                                ----------     ----------     ----------
   Total operating expenses                     $  281,261     $  346,186     $  504,477
                                                ==========     ==========     ==========

SELLING AND MARKETING

  The Company's selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Personnel costs were the largest single contributor to the expense growth in fiscal 1997 and fiscal 1998. Selling and marketing year-end headcount increased by 26% from fiscal 1996 to fiscal 1997, and by 67% from fiscal 1997 to fiscal 1998. The large increase during fiscal 1998 was primarily attributable to significant increases in the Company's open systems sales representatives and technical sales support consultants. Sales commissions increased in fiscal 1997 and in fiscal 1998, as a result of the 42% and 35% increases, respectively, in license revenues. Ongoing commission plan adjustments held sales commission expense growth below license revenue growth in both fiscal years. Marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems products and of supporting a growing indirect distribution channel. Other contributors to the increase were significantly higher levels of travel and trade show activity, the accelerated depreciation of certain computer equipment and the opening of additional field sales offices.

RESEARCH AND DEVELOPMENT

  Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain the Company's data processing center. Increases in the Company's research and development expenses for fiscal 1997 and 1998, were the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities
costs.   The Company increased its headcount in the research and development organization by 31% from fiscal 1996 to fiscal 1997 and by 50% from fiscal 1997 to fiscal 1998. The significant increase in headcount in fiscal 1998 resulted primarily from the addition of research and development personnel during the fiscal year. Research and development costs were reduced in all three fiscal years by amounts capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. The Company capitalizes its software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During fiscal 1996, 1997 and 1998, the Company capitalized approximately $19,309,000, $21,945,000 and $40,407,000, respectively, of software
development costs. The growth in capitalized costs is primarily due to increases in new distributed systems product development.

COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

  Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of the Company's products and royalty fees. Growth in the cost of maintenance services and product licenses from fiscal 1996 to fiscal 1997 was primarily attributable to increases in customer support employees and royalty fees, primarily those paid to DataTools. The Company acquired DataTools in May of 1997 (refer to Note 2 of Notes to Consolidated Financial Statements) and, therefore, reduced its royalty expense significantly from fiscal 1997 to fiscal 1998. The increase in cost of maintenance services and product licenses during fiscal 1998 is mainly due to increases in the amortization of both purchased and internally developed software and in maintenance, enhancement and support activities. Maintenance costs are increasing as a percentage of maintenance fees as the Company's revenue mix shifts to distributed systems. The Company amortized $8,667,000, $8,299,000 and $20,086,000 in fiscal 1996, 1997 and 1998, respectively, of capitalized software development costs pursuant to SFAS No. 86. In these periods, the Company expensed $3,865,000, $3,694,000 and $12,016,000, respectively, of capitalized software development costs to accelerate the amortization of certain software products. These software products were not expected to generate sufficient future revenues which would be required for the Company to realize the carrying value of the assets. The Company expects its cost of maintenance services and product licenses will continue to increase as the Company capitalizes a higher level of software development costs and as the Company builds its distributed systems product support organization, which is less cost-effective than its mainframe support organization because of the complexity and variability of the environments in which the products operate. The distributed systems products operate in a high number of operating environments, including operating systems, DBMSs and ERP applications and require greater ongoing platform support development activity relative to the Company's OS/390 mainframe products.

GENERAL AND ADMINISTRATIVE

  General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, product distribution, facilities management and human resources. Other expenses included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance and costs of managing the Company's foreign currency exposure. Growth in general and administrative expenses from fiscal 1996 to fiscal 1997 was largely due to increased personnel costs and higher costs associated with managing the Company's foreign currency exposure. Growth in general and administrative expenses from fiscal 1997 to fiscal 1998 was primarily attributable to increased personnel and related infrastructure to support the Company's growth. Fiscal year end headcount within the general and administrative organizations grew by 4% from fiscal 1996 to fiscal 1997 and 34% from fiscal 1997 to fiscal 1998.

ACQUIRED RESEARCH AND DEVELOPMENT AND MERGER COSTS

         On March 26, 1998, the Company completed the acquisition of BGS. The Company exchanged 7,179,000 shares of its common stock for all of the outstanding shares of BGS. The Company also converted BGS employee and director options into options to purchase 746,000 shares of the Company's stock. The Company accounted for the transaction as a pooling of interests, in accordance with Accounting Principals Board (APB) Opinion No. 16, and recorded a $5,798,000 charge, net of a $1,507,000 income tax benefit, for merger costs. The Company did not restate its prior Consolidated Financial Statements because the amounts of assets, revenues and income of BGS for the last three fiscal years were not material.

         During the quarter ended June 30, 1997, the Company completed two acquisitions which included DataTools and another technology company for an aggregate purchase price of approximately $80,700,000, including direct acquisition costs. During the quarter ended September 30, 1997, the Company completed another acquisition of a technology company for an aggregate purchase price of approximately $6,995,000, including direct acquisition costs. The Company funded these acquisitions primarily with cash and the assumption of existing stock options held by certain DataTools employees. The Company accounted for these transactions using the purchase method and recorded charges of $60,648,000, net of $4,825,000 in income tax benefits, for acquired research and development costs.

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

  The Company completed various technology acquisitions during fiscal 1996. The aggregate purchase price for these transactions totaled $27,789,000, including direct acquisition costs. The Company funded these acquisitions primarily through the issuance of its common stock, and to a lesser extent,
with cash.   The Company used the purchase method of accounting for these technology acquisitions. The Company recorded a $22,831,000 charge, net of an income tax benefit of $758,000, for acquired research and development costs during fiscal 1996.

INCOME TAXES

  The Company recorded income tax expense of $57,464,000, $73,202,000 and $90,705,000 in fiscal 1996, 1997 and 1998, respectively. The Company's effective tax rates were 35%, 31% and 35% for fiscal years ended 1996, 1997 and 1998, respectively. An analysis of the differences between the statutory and effective income tax rates is provided in Note 6 of Notes to Consolidated Financial Statements.

MARKET RISK MANAGEMENT

  The Company is exposed to certain market risks in its normal course of business operations related to foreign currency fluctuations as well as changes in the value of its marketable securities.

FOREIGN CURRENCIES

  For the fiscal years 1996, 1997 and 1998, 41%, 38% and 35%, respectively of the Company's consolidated revenues were derived from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Substantially all of the expenses of operating the Company's foreign subsidiaries are similarly incurred in foreign currencies.
Consequently, the Company's reported financial results are affected by fluctuations of those foreign currencies against the U.S. dollar.

  The Company has adopted a foreign currency hedging program under which it enters into foreign currency derivative contracts with the objective of reducing its impact from exposure to foreign currency market fluctuations. Foreign currency forward and option contracts are utilized to hedge firm commitments and anticipated transactions, respectively. Principal currencies hedged are the German deutschemark, the British pound and the French franc in Europe; and, the Japanese yen and Australian dollar in the Pacific Rim region. While the Company actively manages its foreign currency risks on an ongoing basis, there can be no assurance that the hedges employed will substantially offset negative impacts on its foreign denominated exposures.

  Based on the Company's overall derivative exposure to foreign currency rate movements, a near-term change in foreign currency rates, calculated using a value at risk model with a 95% confidence interval, would not materially affect its financial position, results of operations or cash flows for the year ended March 31, 1998.

MARKETABLE SECURITIES

  The Company adheres to a conservative investment policy, whereby its principal concern is the preservation of liquid funds while maximizing its yield on such assets. Cash, cash equivalents and marketable securities approximated $716 million on March 31, 1998, and were invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although the Company's portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be realized unless the instrument was sold. The Company's near-term market risk on marketable securities was deemed immaterial, calculated using a value at risk model with a 95% confidence interval, as of March 31, 1998.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  The AICPA issued SOP 97-2, "Software Revenue Recognition" in October 1997, which replaces the previous revenue recognition rules provided by SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, which, in the case of the Company, is April 1, 1998. The adoption of this SOP is not expected have a material impact on the Company's future Consolidated Financial Statements.

  In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 31, 1998, which, in the case of the Company is April 1, 1999. SOP 98-1 is not expected to have a material impact on the Company's Consolidated Financial Statements.

  In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. Under SFAS No. 130, all items that meet the definition of comprehensive income will be separately reported for the period in which they are recognized. The only impact will be that comprehensive income, which will include changes in the balances of items that are reported separately in the Stockholders' Equity section of the Consolidated Balance Sheets, will be either reported in a separate statement or at the bottom of the Consolidated Statements of Earnings. This statement is effective for fiscal years beginning after December 15, 1997, which, in the case of the Company, is April 1, 1998.

  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997, and disclosure is not required in interim financial
statements in the initial year of adoption.   Accordingly, the Company will
reflect SFAS No. 131 information in its Consolidated Financial Statements for the March 31, 1999, fiscal year. The Company is currently assessing the SFAS No. 131 requirements.

QUARTERLY RESULTS

  The following table sets forth certain unaudited quarterly financial data for the fiscal years ended March 31, 1997 and 1998. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with its Consolidated Financial Statements and Notes thereto. The Company's quarterly results are subject to seasonality and can be volatile and difficult to predict accurately prior to a quarter's end as discussed under "Forward Looking Information and Certain Risks and Uncertainties that Could Affect Future Operating Results." Historical quarterly financial results and trends may not be indicative of future results.

                                                                 Fiscal Quarter Ended
                            June 30,    Sept. 30,  Dec. 31,   Mar. 31,   June 30,   Sept. 30,    Dec. 31,   Mar. 31,
                              1996        1996       1996       1997       1997        1997       1997        1998
                              ----        ----       ----       ----       ----        ----       ----        ----
                                                          (In thousands, except per share data)
Total revenues              $ 126,050  $ 126,500  $ 150,060  $ 160,600  $ 158,414   $ 162,709  $ 196,002  $ 213,509
Selling and marketing
   expenses                    37,526     35,735     40,094     41,474     47,401      46,737     52,836     58,245
Research and
   development expense         17,859     19,833     20,056     19,711     20,769      23,281     27,152     23,721
Cost of maintenance
   services and product
   licenses                    14,014     13,122     13,657     15,776     17,515      18,204     17,599     23,777
General and administrative
   expenses                    10,595     11,083     12,343     12,049     11,189      12,635     15,433     15,205
Acquired research and
   development costs           11,259         --         --         --     60,272       5,201         --         --
Merger related costs               --         --         --         --         --          --         --      7,305
                            ---------  ---------  ---------  ---------  ---------   ---------  ---------  ---------
Operating income               34,797     46,727     63,910     71,590      1,268      56,651     82,982     85,256
                            ---------  ---------  ---------  ---------  ---------   ---------  ---------  ---------
Net earnings                $  27,172  $  35,186  $  48,101  $  53,413  $ (10,563)  $  44,922  $  64,777  $  66,718
                            =========  =========  =========  =========  =========   =========  =========  =========
Basic earnings per share
   (EPS)                    $    0.14  $    0.18  $    0.24  $    0.26  $   (0.05)  $    0.22  $    0.32  $    0.32
                            =========  =========  =========  =========  =========   =========  =========  =========
Basic EPS, excluding
   acquired R&D and
   merger costs             $    0.17  $    0.18  $    0.24  $    0.26  $    0.23   $    0.24  $    0.32  $    0.35
                            =========  =========  =========  =========  =========   =========  =========  =========
Shares used in computing
   basic EPS                  200,316    200,712    201,766    201,662    202,078     202,816    203,120    205,596
                            =========  =========  =========  =========  =========   =========  =========  =========
Diluted EPS                 $    0.13  $    0.16  $    0.22  $    0.25  $   (0.05)  $    0.21  $    0.30  $    0.31
                            =========  =========  =========  =========  =========   =========  =========  =========
Diluted EPS, excluding
   acquired R&D and
   merger costs             $    0.16  $    0.16  $    0.22  $    0.25  $    0.22   $    0.22  $    0.30  $    0.33
                            =========  =========  =========  =========  =========   =========  =========  =========
Shares used in computing
   diluted EPS                212,476    213,552    215,496    215,716    216,166     216,664    216,086    218,050
                            =========  =========  =========  =========  =========   =========  =========  =========

   In April 1998, the Company announced that its board of directors approved a two-for-one stock split (in the form of a dividend) that was payable to stockholders of record on May 1, 1998 and was effective May 15, 1998. Share and per share data presented here and throughout the Consolidated Financial Statements, have been adjusted to give effect to this two-for-one split.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1998, the Company's cash, cash equivalents and marketable securities were $716,073,000, which represents a 32% increase over the March 31, 1997, balance. An important contributor to the increase is the Company's software financing program, whereby interests in its trade receivables are transferred to third party financial institutions in exchange for cash. The
Company's working capital as of March 31, 1998, was $38,344,000.   The Company
continues to invest cash in securities with maturities beyond one year. While yielding greater returns, this has the impact of reducing reported working capital. The Company's securities are investment grade and highly liquid. The Company had no debt as of March 31, 1998, other than normal trade payables, accrued liabilities and deferred tax liabilities. Stockholders' equity as of March 31, 1998, was $759,157,000.

  The Company continues to finance its growth through funds generated from operations. For the year ended March 31, 1998, net cash provided by operating activities was $328,205,000, which included an increase in deferred revenue of approximately $95,617,000 (excluding acquired deferred revenue). Net cash used in investing activities in fiscal 1998 was $361,892,000, primarily related to the purchase of investment securities, acquisition of computers and related equipment, construction of a new building and the technology acquisitions discussed above. Net cash provided by financing activities in fiscal 1998 was $26,709,000, which derived primarily from the income tax benefit associated with the exercise of employee stock options. This benefit, together with stock option proceeds, exceeded the funds used to acquire the Company's stock during the fiscal year.

  During fiscal 1998, the Company repurchased 2,304,000 shares of its common stock. The Company's board of directors terminated the share buy-back program, prior to consummation of the BGS merger, in March 1998, consistent with the pooling of interests accounting provisions. Prior to cancellation of the share buy-back program, the Company was authorized to acquire 7,530,000 shares of its common stock under its stock repurchase program. The Company continues to evaluate business acquisition opportunities that complement the Company's strategic plans. The Company believes that its existing cash balances and funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

  CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING RESULTS

     This Annual Report and Management's Discussion and Analysis of Results of Operations and Financial Condition contain certain forward looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which are identified by the use of the words "believes," "expects", "anticipates," "will," "contemplates" and "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from the results implied by these or any other forward looking statements made by, or on behalf, of the Company. There can be no assurance that future results will meet expectations. These important factors, risks and uncertainties include, but are not limited to, those described in the following paragraphs and in the discussion above under the heading "Business," including, without limitation, the discussion under the subheading "Competition; System Dependence."

  The Company's stock price has been and is highly volatile. Future revenues, earnings and stock prices may be subject to wide swings in response to variations in operating and financial results, anticipated revenue and/or earnings growth rates, competitive pressures and other factors. The stock price of software companies in general, and the Company in particular, is based on expectations of sustained future revenue and earnings growth rates. Any failure to meet anticipated revenue and earnings levels in a period or any negative change in the Company's perceived long-term growth prospects would likely have a significant adverse effect on the Company's stock price. The growth rates of the Company's license revenues, total revenues, net earnings and earnings per share, excluding charges for acquired research and development and merger costs, have accelerated over the last 24 months. The Company's current valuation reflects expectations based on these higher rates of growth. The Company may not achieve, in future periods, these relatively higher rates of growth.

  The timing and amount of the Company's license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. The Company generally operates with little or no sales backlog and, as a result, license revenues in any quarter are dependent upon contracts entered into or orders booked and shipped in that quarter. Most of the Company's mainframe and distributed systems license sales are closed at the end of each quarter, and there has been and continues to be a trend toward larger enterprise license transactions, which can have sales cycles of up to a year or more and require approval by a customer's upper management. These transactions are typically difficult to manage and predict. Failure to close an expected individually significant transaction could cause the Company's revenues and earnings in a period to fall short of expectations. Other factors that may cause significant fluctuations in the Company's quarterly revenues include competition, industry or technological trends, customer budgetary decisions, mainframe processing capacity growth, general economic conditions or uncertainties, mainframe industry pricing and other trends, announcements of new hardware or software products, the timing of price increases and the factors described in this section of the Annual Report. The Company generally does not know whether revenues and earnings will meet expected results until the final days or day of a quarter.

  The Company derived approximately 74% of its total revenues in fiscal 1998 from software products for IBM and IBM- compatible mainframe computers; approximately 58% of total revenues and a higher percentage of earnings were contributed by the Company's high availability utilities for IMS and DB2 administration products. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. Further, IBM continues, directly and through third parties, to improve its base and enhanced utilities for IMS and DB2 to provide lower cost alternatives to those provided by the Company and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high speed utility markets over the last twelve months. The Company has traditionally maintained sufficient performance and functional advantages over IBM's base utilities to justify its pricing differential although there can be no assurance that it will continue to maintain such advantages.

     Fees from enterprise license transactions remain fundamental components of the Company's revenues and the primary source of mainframe revenues. These revenues depend on the Company's customers' continuing to perceive an increasing need to use the Company's existing software products on substantially greater mainframe processing capacity in future periods. The Company believes that the demand for enterprise licenses has been driven by customers' recommitment over the last 24 to 36 months to the OS/390 mainframe platform for large scale, transaction intensive information systems. Whether this trend will continue is difficult to predict. If the Company's customers' processing capacity growth were too slow and/or if such customers were to perceive less relative benefit from the Company's current mainframe products, the Company's revenues would be adversely affected.

  Capacity-based upgrade fees associated with both current and future processing capacity contributed 23%, 29% and 33% of total revenues in fiscal years 1996, 1997 and 1998. The charging of upgrade fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. While the Company believes its current pricing policies properly reflect the value provided by its products, the pricing of mainframe systems software is under constant pressure from customers and competitive vendors, including IBM. IBM continues to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe hardware and software products. IBM also generally charges significantly less for its software products. These actions continue to increase pricing pressures within the mainframe systems software markets. The Company has continued to reduce the cost of its mainframe tools and utilities in response to these and other competitive pressures.

  The Company's operating expenses are to a large extent fixed in the short term so that the Company has very limited ability to adjust its planned expenses if revenues fail to meet expectations. If near-term demand for the Company's products weakens in a given quarter, there would likely be an immediate, material adverse effect on net revenues and operating results and a resultant drop in its stock price.

  The Company's operating margins (exclusive of charges for acquired research and development and merger costs) have ranged from 37% to 45% in recent quarters, which is at the high-end of the range for peer companies. The Company does not expect future margin expansion. Further, since research and development, sales, support and distribution costs for distributed systems software products are higher than for mainframe products, operating margins will experience more pressure as the mix of the Company's business continues its shift to distributed systems revenues.

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

  Future operating results are also dependent on sustained performance improvement by the Company's international offices, particularly its European operations. Revenue growth by the Company's European operations has been slower than revenue growth in North America, and in an effort to improve its European performance, the Company has recently replaced the head of its European operations. There can be no assurance that the Company will be successful in accelerating the revenue growth of its European operations. The Company's operations and financial results internationally could be significantly adversely affected by several risks such as changes in foreign currency exchange rates, sluggish regional economic conditions and difficulties in staffing and managing international operations. Many systems and applications software vendors are experiencing difficulties internationally. In particular, the recent Asian economic crisis has resulted in customer budget cuts and financial uncertainty. Less than 5% of the Company's revenues are generated in the Pacific Rim region.

  In fiscal 1998, the Company announced several executive management and organizational changes involving its Chief Operating Officer, Senior Vice President, Research and Development, and Senior Vice President, European Sales. The Company may make other management and organizational changes in the future. Organizational and management changes are intended to enhance competitiveness, productivity and execution; however, there can be no assurance that they will produce the desired results.

  The Company's growth prospects depend heavily on the continued success of its existing distributed systems products, including PATROL, the recently acquired BGS and DataTools products and those anticipated to be introduced in the future. The distributed systems and application management markets in which the Company operates are emerging, fragmented and highly competitive. The Company has experienced long development cycles and product delays in the past, particularly with certain of its distributed systems products, and expects to have delays in the future. Delays in new mainframe or distributed systems product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse affect on the Company's revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products. The enterprise systems management market that the Company's distributed systems products address is characterized by rapid change and intense competition that continues to increase as vendors within the broader markets converge. Certain of the Company's competitors and potential competitors have significantly greater financial, technical, sales and marketing resources than the Company and greater experience in distributed systems development and sales. A key factor in determining the success of the Company's products, particularly its distributed systems offerings, will be their ability to interoperate and perform well with existing and future leading database management systems and other systems software products supported by the Company's products. Maintaining this interoperability has greatly increased the complexity and cost of the Company's product development and support activities. While the Company believes its products that address this market, including those under development, will compete effectively, this market will be relatively unpredictable over the next few years and there can be no assurance that anticipated results will be achieved.

  Microsoft has continued its focus on developing operating systems, systems management products and databases that will provide "business-critical" levels of functionality and reliability. Specifically, Microsoft is aggressively promoting its BackOffice family of software products, including its MS
Windows NT operating system and its SQL Server relational database management system, as lower cost alternatives to the Unix operating systems coupled with relational database management systems from Oracle, Sybase, Informix and other vendors. Microsoft has significantly lower software price points in some of the Company's markets, which could place additional pricing pressure on the Company. Further, Microsoft could choose to develop competing products for use within MS Windows NT environments. The Company has invested and intends to continue to invest in the development of systems management products for MS Windows NT and

BackOffice environments, but there are numerous uncertainties associated with the Company's ability to successfully execute this strategy.

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

     With the acquisitions of DataTools in May 1997 and BGS in March 1998, the Company has initiated efforts to integrate the disparate cultures, employees, systems and products. In both acquisitions, retention of key employees is critical to ensure the continued advancement, development, support, sales and marketing efforts pertaining to the acquired products. The Company has implemented retention programs to keep many of the key technical, sales and marketing employees. The Company has also elected to retain the principal offices of both DataTools and BGS and has reorganized the management structure at both of these locations. The Company has not historically managed significant, fully staffed business units at locations different from the Company's headquarters. As a result, the Company may experience additional difficulties in integrating its management policies and practices into DataTool's and BGS's operations. The Company has lost key employees that were acquired in these acquisitions, especially at DataTools. The loss of the key employees to date has not been detrimental to the Company's product integration plans, although further losses could cause the product integrations to be significantly delayed. Integration of DataTool's SQL-BackTrack products are critical to the completion of the Company's backup, recovery, and restoration strategy. Integration of BGS's BEST/1 products with PATROL is also critically important to the ASA strategy. Successful integration of these complex software products having difference origins is difficult to predict and achieve. There can be no assurance that these product integrations will meet expectations or be successful.

  When the Company acquired BGS, it also announced its ASA strategy. The ASA strategy contemplates the development of solutions suites that will ensure the availability, performance and recoverability of an ERP, DBMS or operating system. These solution suites will contain several of the Company's existing products as well as those acquired in the BGS acquisition. The Company intends to design these solution suites to provide customers with a common look and feel for all included products. There can be no assurance that these integration efforts involving separate and distinct products, including those acquired from BGS, will be successful. Also, given the recent announcement of this strategy, the Company cannot predict its acceptance by customers.

  The Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000. Software failures due to processing errors potentially arising from calculating using the Year 2000 date are a known risk. The Company is designing and testing the most current versions of its products to process Year 2000 data without interruption or errors and believes that these versions are substantially Year 2000 compliant. The Company may experience migration costs for customers who are not running current versions of its products. The Company is continually testing its products to ensure Year 2000 support and compliance; there can be no assurance, however, that despite such testing, undetected errors or defects will not exist that could cause a product to fail to process Year 2000 data correctly. The Company's products are typically used in high volume information systems that are critical to a customer's operations, so that business interruptions, loss or corruption of data or other major problems could have significant adverse consequences to the customer. At this time, the Company is not aware of any material operational issues or costs associated with Year 2000 compliance of its own products.

  The Company is also addressing the Year 2000 risk to the availability, integrity and the reliability of its own internal information systems. The Company has a low volume of transactions and operates within a modern infrastructure. Accordingly, the Company does not believe that the cost of Year 2000 remediation will have a material adverse effect on the Company's results of operations or financial condition. There are no assurances, however, that there will not be a delay in, or increased cost associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. Factors that could cause unusual costs and delays include the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code and other uncertainties.

  The European Union's adoption of the euro single currency raises a variety of issues associated with the Company's European operations. Although the transition will be phased in over several years, the euro will become Europe's single currency on January 1, 1999. The Company is assessing euro issues related to its product pricing, contracts, treasury operations and accounting systems. Although the evaluation of these items is still in process, the Company believes that the hardware and software systems it uses internally will accommodate this transition and any required policy or operating changes will not have a material adverse effect on future results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The response to this item is submitted as a separate section of this Annual Report on Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to the Company's directors and executive officers is included in the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 1998, under the captions "ELECTION OF DIRECTORS -- Nominees" and "OTHER INFORMATION -- Directors and Executive Officers" and is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

  Information relating to executive compensation is set forth in the 1998 Proxy Statement under the captions "ELECTION OF DIRECTORS -- Compensation of Directors" and "EXECUTIVE COMPENSATION" and is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information relating to ownership of Registrant's Common Stock by management and certain other beneficial owners is set forth in the 1998 Proxy Statement under the caption "OTHER INFORMATION -- Certain Stockholders" and is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information relating to certain relationships and related transactions is set forth in the 1998 Proxy Statement under the caption "OTHER INFORMATION -- Related Transactions" and is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as a part of this Report.

  1. The following financial statements of the Company and the related report of independent public accountants are filed herewith:

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     -------
Report of Independent Public Accountants .......................................       30
Consolidated Financial Statements:
  Balance Sheets as of March 31, 1997 and 1998 .................................       31
  Statements of Earnings for the years ended March 31, 1996, 1997 and
     1998 ......................................................................       32
  Statements of Stockholders' Equity for the years ended March 31, 1996,
     1997 and 1998 .............................................................       33
  Statements of Cash Flows for the years ended March 31, 1996, 1997 and
     1998 ......................................................................       35
  Notes to Consolidated Financial Statements ...................................       36

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

EXHIBIT
NUMBER
-------
 3.1       --  Restated Certificate of Incorporation of the Company;
               incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form S-1 (Registration No. 33-22892)
               (the "S-1 Registration Statement").

 3.2       --  Certificate of Amendment of Restated Certificate of
               Incorporation; incorporated by reference to Exhibit 3.2 to the Company's Annual Report for the fiscal year ended March 31, 1997
               (the "1997 10-K").

 3.2       --  Bylaws of the Company; incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement.

 4.1       --  Specimen Stock Certificate for the Common Stock of the Company;
               incorporated by reference to Exhibit 4.1 to the S-1 Registration
               Statement.

 4.2       --  Rights Agreement, dated as of May 8, 1995, between the Company and The First National Bank of Boston, as Rights Agent (the
               "Rights Agreement"), specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A
               Junior Participating Preferred Stock as Exhibit A, the form of
               Right Certificate as Exhibit B and the form of the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the registrant's Registration Statement on Form 8-A dated May 10,
               1995).

 4.3       --  Amendment to the Rights Agreement; incorporated by reference to
               Exhibit 4.3 to the 1997 10-K.

 10.1(a)   --  Form of BMC Software, Inc. 1994 Employee Incentive Plan;
               incorporated by reference to Exhibit 10.7(a) to the Company's
               Annual Report on Form 10-K for the fiscal year ended March 31,
               1995 (the "1995 10-K").

 10.1(b)   --  Form of Stock Option Agreement employed under BMC Software, Inc.
               1994 Employee Incentive Plan; incorporated by reference to
               Exhibit 10.7(b) to the 1995 10-K.

 10.2(a)   --  Form of BMC Software, Inc. 1994 Non-employee Directors' Stock
               Option Plan; incorporated by reference to Exhibit 10.8(a) to the
               1995 10-K.

 10.2(b)   --  Form of Stock Option Agreement employed under BMC Software, Inc.
               1994 Nonemployee Directors' Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

 10.3      --  Description of BMC Software, Inc. Executive Officer Annual
               Incentive Plan; incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1994.

*10.4      --  Form of Stock Option Agreement employed under BMC Software, Inc.
               1994 Employee Incentive Plan for certain executive officers.

*10.5      --  Form of Restricted Stock Agreement employed under BMC Software
               Inc. 1994 Employee Incentive Plan for certain executive officers.

 10.5(a)   --  License Agreement with International Business Machines
               Corporation; incorporated by reference to Exhibit 10.12 to the
               S-1 Registration Statement.

 10.5(b)   --  License Agreements for Use and Marketing of Program Materials
               dated May 13, 1986, with International Business Machines
               Corporation; incorporated by reference to Exhibit 10.13 to the
               S-1 Registration Statement.

 10.5(c)   --  Customer Agreement with International Business Machines
               Corporation dated April 10, 1991; incorporated by reference to
               Exhibit 10.15 to the Company's Annual Report on Form 10-K for the
               fiscal year ended March 31, 1992 (the "1992 10-K").

 10.6      --  Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to
               Exhibit 10.11 to the 1995 10-K.

*22.1      --  Subsidiaries of the Company.

*23.1      --  Consent of Arthur Andersen LLP, independent public accountants.

*27        --  Financial Data Schedule

-------------

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

BMC SOFTWARE, INC. AND SUBSIDIARIES


To The Board of Directors of
BMC Software, Inc.

We have audited the accompanying consolidated balance sheets of BMC Software, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BMC Software, Inc. and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Houston, Texas
May 1, 1998

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                                    MARCH 31,
                                                                                                    ---------
                                                                                             1997               1998
                                                                                             ----               ----
                                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   ASSETS
Current assets:
   Cash and cash equivalents                                                              $    79,794      $    72,093
   Marketable Securities                                                                       59,159           56,174
  Accounts receivable:
      Trade, net of allowance for doubtful accounts of $4,277 and $5,606                       77,428          139,844
      Trade finance receivables, current                                                       10,148           30,934
                                                                                          -----------      -----------
         Total accounts receivable                                                             87,576          170,778
   Income tax receivable                                                                           --           40,805
   Other current assets                                                                        26,446           34,028
                                                                                          -----------      -----------
         Total current assets                                                                 252,975          373,878
Property and equipment, net of accumulated depreciation and amortization of
   $49,364 and $75,776                                                                        116,296          162,996
Software development costs, net of accumulated amortization of $19,207 and $39,293             39,486           63,475
Purchased software and related assets, net of accumulated amortization of $22,746
   and $31,667                                                                                 19,735           32,063
Marketable Securities                                                                         402,742          587,806
Other long-term assets                                                                         17,518           28,277
                                                                                          -----------      -----------
                                                                                          $   848,752      $ 1,248,495
                                                                                          ===========      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                                 $     9,439      $    11,361
   Accrued commissions payable                                                                 10,983           13,894
   Accrued liabilities and other                                                               28,842           67,458
   Current portion of deferred revenue                                                        145,199          242,821
                                                                                          -----------      -----------
      Total current liabilities                                                               194,463          335,534
Deferred revenue and other                                                                     93,284          110,350
Deferred tax liability                                                                         14,793           43,454
                                                                                          -----------      -----------
     Total liabilities                                                                        302,540          489,338
Commitments and contingencies
   Stockholders' equity:
      Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued  and
         outstanding                                                                               --               --
      Common stock, $.01 par value, 300,000,000 shares authorized, 210,080,000 shares
         issued                                                                                 2,101            2,101
      Additional paid-in capital                                                               82,391          129,098
      Retained earnings                                                                       564,071          729,925
      Cumulative foreign currency translation adjustment                                         (820)          (1,543)
      Unrealized gain (loss) on securities available for sale                                    (750)           3,179
                                                                                          -----------      -----------
                                                                                              646,993          862,760
      Less treasury stock, at cost 9,754,000 and 3,752,000 shares                              96,901           99,513
      Less unearned portion of restricted stock compensation                                    3,880            4,090
                                                                                          -----------      -----------
           Total stockholders' equity                                                         546,212          759,157
                                                                                          -----------      -----------
                                                                                          $   848,752      $ 1,248,495
                                                                                          ===========      ===========

              The accompanying notes are an integral part of these
                        Consolidated Financial Statements

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                YEARS ENDED MARCH 31,
                                                                ---------------------
                                                           1996        1997         1998
                                                           ----        ----         ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
    Licenses                                            $269,022     $380,894     $513,947
    Maintenance                                          159,828      182,316      216,687
                                                        --------     --------     --------
        Total revenues                                   428,850      563,210      730,634

Selling and marketing expenses                           116,724      154,829      205,219
Research and development expenses                         59,011       77,459       94,923
Cost of maintenance services and product licenses         44,854       56,569       77,095
General and administrative expenses                       37,083       46,070       54,462
Acquired research and development costs                   23,589       11,259       65,473
Merger costs                                                  --           --        7,305
                                                        --------     --------     --------
    Operating income                                     147,589      217,024      226,157
Interest and other income                                 15,446       20,050       30,402
                                                        --------     --------     --------
    Earnings before income taxes                         163,035      237,074      256,559
Income taxes                                              57,464       73,202       90,705
                                                        --------     --------     --------
    Net earnings                                        $105,571     $163,872     $165,854
                                                        ========     ========     ========

Basic earnings per share                                $   0.53     $   0.82     $   0.82
                                                        ========     ========     ========

Shares used in computing basic earnings per share        200,658      201,016      203,488
                                                        ========     ========     ========

Diluted earnings per share                              $   0.50     $   0.76     $   0.77
                                                        ========     ========     ========

Shares used in computing diluted earnings per share      209,144      214,310      216,590
                                                        ========     ========     ========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                          COMMON      ADDITIONAL     RETAINED      FOREIGN    UNREALIZED     TREASURY     UNEARNED       TOTAL
                          STOCK        PAID-IN       EARNINGS      CURRENCY   GAIN (LOSS)      STOCK     PORTION OF   STOCKHOLDERS'
                                       CAPITAL                    TRANSLATION ON SECURITIES              RESTRICTED       EQUITY
                                                                  ADJUSTMENT  AVAILABLE FOR                STOCK
                                                                                  SALE                  COMPENSATION
Balance,
  March 31, 1995        $   2,101    $  67,864     $ 294,628    $    (282)    $      --     $ (54,694)    $  (3,463)    $ 306,154

Net earnings                   --           --       105,571           --            --            --            --       105,571
Foreign currency
  translation
  adjustment                   --           --            --          364            --            --            --           364
Treasury stock
  purchased                    --           --            --           --            --       (64,816)           --       (64,816)
Stock options
  exercised and
  restricted shares
  issued                       --       (4,838)           --           --            --        35,030           (55)       30,137
Income tax benefit
  from stock
  options exercised            --        4,862            --           --            --            --            --         4,862
Unrealized gain on
  securities
  available for sale           --           --            --           --            82            --            --            82
Earned portion of
  restricted stock
  compensation                 --           --            --           --            --            --         1,354         1,354
                        ---------    ---------     ---------    ---------     ---------     ---------     ---------     ---------
Balance,                    2,101       67,888       400,199           82            82       (84,480)       (2,164)      383,708
  March 31, 1996
Net earnings                   --           --       163,872           --            --            --            --       163,872
Foreign currency
  translation
  adjustment                   --           --            --         (902)           --            --            --          (902)
Treasury stock
  purchased                    --           --            --           --            --       (31,460)           --       (31,460)
Stock options
  exercised and
  restricted shares
  issued                       --        2,033            --           --            --        19,039        (3,441)       17,631
Income tax benefit
  from stock
  options exercised            --       12,470            --           --            --            --            --        12,470
Unrealized loss on
  securities
  available for sale           --           --            --           --          (832)           --            --          (832)
Earned portion of
  restricted stock
  compensation                 --           --            --           --            --            --         1,725         1,725
                        ---------    ---------     ---------    ---------     ---------     ---------     ---------     ---------
Balance,
   March 31, 1997       $   2,101    $  82,391     $ 564,071    $    (820)    $    (750)    $ (96,901)    $  (3,880)    $ 546,212

                                   (continued)

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)
                                  (continued)

                          COMMON      ADDITIONAL     RETAINED      FOREIGN    UNREALIZED     TREASURY     UNEARNED       TOTAL
                          STOCK        PAID-IN       EARNINGS      CURRENCY   GAIN (LOSS)      STOCK     PORTION OF   STOCKHOLDERS'
                                       CAPITAL                    TRANSLATION ON SECURITIES              RESTRICTED       EQUITY
                                                                  ADJUSTMENT  AVAILABLE FOR                STOCK
                                                                                  SALE                  COMPENSATION
Balance,
   March 31, 1997           $   2,101   $  82,391    $ 564,071   $    (820)   $    (750)   $ (96,901)   $  (3,880)   $ 546,212

Net earnings                       --          --      165,854          --           --           --           --      165,854
Foreign currency
  translation
  adjustment                       --          --           --        (723)          --           --           --         (723)
Treasury stock
  purchased                        --          --           --          --           --      (70,923)          --      (70,923)
Common stock and
  options issued in
   connection with
   merger and
   acquisitions                    --      15,695           --          --           --           --           --       15,695
Stock options
  exercised and
  restricted shares
  issued and
  forfeited                        --     (27,250)          --          --           --       68,311       (1,691)      39,370
Income tax  benefit from
  stock options exercised
  and restricted shares
  issued                           --      58,262           --          --           --           --           --       58,262
Unrealized gain on
  securities available
  for sale                         --          --           --          --        3,929           --           --        3,929
Earned portion of
  restricted stock
  compensation                     --          --           --          --           --           --        1,481        1,481
                            ---------   ---------    ---------   ---------    ---------    ---------    ---------    ---------
Balance,
  March 31, 1998            $   2,101   $ 129,098    $ 729,925   $  (1,543)   $   3,179    $ (99,513)   $  (4,090)   $ 759,157
                            =========   =========    =========   =========    =========    =========    =========    =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED MARCH 31,
                                                                                       ---------------------
                                                                              1996              1997           1998
                                                                              ----              ----           ----
                                                                                          (IN THOUSANDS)
Cash flows from operating activities:
   Net earnings                                                             $  105,571      $  163,872      $  165,854
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Acquired research and development and merger costs                        23,589          11,259          72,778
      Depreciation and amortization                                             28,354          32,523          58,029
      Loss on sale of fixed assets                                                  --              --           2,388
      Change in allowance for doubtful accounts                                    426           2,344             964
      Deferred income tax provision                                              7,392          15,070          24,559
      Earned portion of restricted stock compensation                            1,354           1,725           1,481
      Changes in operating assets and liabilities:
           Increase in accounts receivable                                     (14,258)        (10,621)        (70,346)
           Increase in income tax receivable                                        --              --         (40,805)
           Increase in other current assets                                     (2,564)         (3,338)         (1,703)
           Increase in other long-term assets                                   (3,680)         (7,453)         (7,501)
           Increase (decrease) in trade accounts payable                        (3,306)          1,022            (237)
           Increase in accrued commissions payable                               3,236             135           2,911
           Increase in accrued liabilities and other                             6,138           3,375          24,216
           Increase (decrease) in taxes payable                                 13,168         (16,595)             --
           Increase in current and long-term deferred revenue and other            774          91,529          95,617
                                                                            ----------      ----------      ----------
                 Total adjustments                                              60,623         120,975         162,351
                                                                            ----------      ----------      ----------
        Net cash provided by operating activities                              166,194         284,847         328,205
                                                                            ----------      ----------      ----------

Cash flows from investing activities:
    Cash paid for technology acquisitions, net of cash acquired                (18,510)        (14,719)        (64,367)
    Purchases of marketable securities                                        (101,050)       (259,682)       (258,151)
    Maturities of marketable securities                                         64,897          67,523          82,761
    Proceeds from sales of fixed assets                                          1,072              --           1,522
    Capital expenditures                                                       (21,586)        (26,803)        (66,980)
    Capitalization of software development costs                               (19,309)        (21,945)        (40,407)
    Purchased software and related assets                                       (2,911)         (9,043)         (2,449)
    (Increase) decrease in long-term financed receivables                        3,901            (251)        (13,821)
                                                                            ----------      ----------      ----------
        Net cash used in investing activities                                  (93,496)       (264,920)       (361,892)
                                                                            ----------      ----------      ----------
Cash flows from financing activities:
    Treasury stock purchased                                                   (64,816)        (31,460)        (70,923)
    Stock options exercised                                                      9,526          17,631          39,370
    Income tax benefit from stock options exercised                              4,862          12,470          58,262
                                                                            ----------      ----------      ----------
        Net cash provided by (used in) financing activities                    (50,428)         (1,359)         26,709
Effect of translation exchange rate changes on cash                                364            (902)           (723)
                                                                            ----------      ----------      ----------
    Net change in cash and cash equivalents                                     22,634          17,666          (7,701)
Cash and cash equivalents at beginning of year                                  39,494          62,128          79,794
                                                                            ----------      ----------      ----------
Cash and cash equivalents at end of year                                    $   62,128      $   79,794      $   72,093
                                                                            ==========      ==========      ==========
Supplementary disclosures of cash flow information:
   Cash paid during the year for income taxes                               $   30,102      $   63,247      $   41,678
   Noncash consideration in acquisitions                                    $   20,611      $       --      $    8,573

           The accompanying notes are an integral part of these Consolidated Financial Statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Nature of Operations

         BMC Software, Inc. and its wholly-owned subsidiaries (collectively, the Company or BMC) develops software solutions for automating application and data management processes across host-based and distributed systems environments. BMC markets, sells and supports its solutions primarily through its sales offices around the world, as well as through its relationships with independent partners. Numerous factors affect the Company's operating results, including general economic conditions, market acceptance and demand for its products, its ability to develop new products, rapidly changing technologies and competition. For a discussion of certain of these important factors, see the discussion in Management's Discussion and Analysis of Results of Operations and Financial Condition under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results."

(b)  Use of Estimates

         The Company's management makes estimates and assumptions in the preparation of its Consolidated Financial Statements in conformity with generally accepted accounting principles. These estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those results implicit in the estimates and assumptions.

(c )  Basis of Presentation

         The accompanying Consolidated Financial Statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified in order to ensure comparability among the years reported.

(d)  Cash Equivalents

         The Company considers investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 1997 and 1998, the Company's cash equivalents were comprised primarily of money market funds, commercial paper and repurchase agreements. The Company's cash and cash equivalents are subject to potential credit risk. The Company's cash management and investment policies restrict investments to investment quality, highly liquid securities.

(e)  Long Lived Assets

  Property and Equipment -

         Property and equipment are stated at cost. Depreciation on all property and equipment, with the exception of building and leasehold improvements, is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Depreciation on the building is calculated using the straight-line method over the useful lives of the components of the building (twenty years for the infrastructure and thirty years for the shell). Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets which range from two to seven years.

A summary of  property and equipment is as follows:

                                                                      MARCH 31,
                                                                      ---------
                                                                1997             1998
                                                                ----             ----
                                                                   (IN THOUSANDS)
Land                                                        $     9,100      $    16,366
Building and leasehold improvements                              71,672           82,092
Construction in progress                                          1,976           28,260
Computers, furniture and equipment                               82,912          112,054
                                                            -----------      -----------
                                                                165,660          238,772
     Less accumulated depreciation and amortization             (49,364)         (75,776)
                                                            -----------      -----------
Net property and equipment                                  $   116,296      $   162,996
                                                            ===========      ===========

         In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 31, 1998, which, in the case of the Company is April 1, 1999. SOP 98-1 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Software Development Costs -

         Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The cost of capitalized software is amortized over the products' estimated useful lives, which is typically five years. During the years ended March 31, 1996, 1997 and 1998, $19,309,000, $21,945,000 and $40,407,000, respectively, of software development costs were capitalized. Amortization for the years ended March 31, 1996, 1997 and 1998 was $8,667,000, $8,299,000 and $20,086,000, respectively.
These expenses were reported as cost of maintenance services and product licenses in the accompanying Consolidated Statements of Earnings.

Purchased Software and Related Costs -

         Purchased software and related assets are recorded at cost. Amortization is calculated on the straight-line method over the estimated useful lives of the products, which is typically five years. The portion of a purchase which pertains to in-process research and development is expensed in the period of the acquisition. Amortization for the years ended March 31, 1996, 1997 and 1998 was $5,742,000, $5,805,000 and $8,921,000, respectively.
These expenses were reported as cost of maintenance services and product licenses in the accompanying Consolidated Statements of Earnings.

         The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

(f)  Foreign Currency Translation and Risk Management

         The Company operates globally and the functional currency for most of its non U.S. enterprises is the local currency. Financial statements of these foreign operations are translated into U.S. dollars using the current rate method in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, the Company's U.S. dollar net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize the Company's risk from changes in foreign currency exchange rates, the Company utilizes certain derivative financial instruments.

         The Company utilizes two types of derivative financial instruments in managing its foreign currency exchange risk, forward exchange contracts and purchased option contracts. Forward exchange contracts are used to hedge firm commitments that subject the Company to transaction risk. Such commitments include accounts receivable, intercompany receivables/payables, cash balances and certain liabilities of foreign operations. The terms of forward exchange contracts are generally one month or less.

         Purchased option contracts are used by the Company to hedge anticipated, but not firmly committed, sales transactions. The Company believes that the anticipated, but not yet committed, sales transactions are probable and are highly correlated with the hedge instruments. Probability weightings are applied to the forecasted quarterly sales amounts and option contracts are purchased to hedge the foreign currency exchange risk on the forecasted quarterly sales amounts. Each month, the Company compares its dollar amount of purchased option contracts to sales forecasts in order to ascertain whether the hedge remains highly correlated. In the event the hedge ceases to be effective or if the derivative is sold or the Company discontinues hedging operations, any unamortized premium costs or deferred gains will be recognized in that period. The terms of purchased option contracts are typically one year or less.

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

                                                     MARCH 31
                                                     --------
                                         1997                         1998
                                         ----                         ----
                                                   (IN THOUSANDS)
                                  Buy            Sell           Buy           Sell
                                  ---            ----           ---           ----
 Options                      $       --     $   60,264     $       --     $  162,347
 Forwards (Europe)                    --         71,499             --         98,637
 Forwards (Other)                     45          7,980            681          7,838
                              ----------     ----------     ----------     ----------
                              $       45     $  139,743     $      681     $  268,822
                              ==========     ==========     ==========     ==========

         Gains and losses on forward exchange contracts are recorded as the contracts expire (typically each month). Premiums from forward exchange contracts are netted against the related gains and losses. Gains and premiums associated with purchased option contracts are deferred until the underlying hedged transactions occur or earlier if a hedged transaction is no longer expected to occur. As of March 31, 1997 and 1998, the Company had recorded unamortized premium costs totaling $1,075,000 and $3,226,000, respectively. Also, as of March 31, 1997 and 1998, the Company had net unrecorded deferred gains (losses) of $1,478,000 and ($78,000), respectively.

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

         During fiscal 1996, 1997 and 1998, general and administrative expenses included net foreign exchange expenses of $1,725,000, $2,297,000 and $1,853,000, respectively. The net cash flows from the Company's foreign exchange financial instruments are netted with the currency gain or loss of the hedged item in the Company's Consolidated Statements of Cash Flows.

(g)  Deferred Revenue

         Deferred revenue is comprised primarily of deferred license revenue, maintenance revenue and other services. Deferred license and maintenance revenue which has not been collected is eliminated in consolidation. The principal components of deferred revenue are as follows:

                                                           MARCH 31,
                                                     1997            1998
                                                     ----            ----
                                                        (IN THOUSANDS)
Current:
    Maintenance                                   $  124,052     $  159,774
    Licenses                                          16,570         73,838
    Other                                              4,577          9,209
                                                  ----------     ----------
        Total Current Deferred Revenue               145,199        242,821

Long-Term:
    Maintenance                                       87,712        104,986
    Other                                              5,572          5,364
                                                  ----------     ----------
        Total Long-Term Deferred Revenue              93,284        110,350
                                                  ----------     ----------

        Total Deferred Revenue                    $  238,483     $  353,171
                                                  ==========     ==========

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

  The AICPA issued SOP 97-2, "Software Revenue Recognition" in October 1997, which replaces the previous revenue recognition rules provided by SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, which, in the case of the Company, is April 1, 1998. The adoption of this SOP is not expected have a material impact on the Company's future Consolidated Financial Statements.


(i)  Earnings Per Share

         The Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share" in February 1997. Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered common stock equivalents using the treasury stock method. The following table summarizes the basic EPS and diluted EPS computations for the years ended March 31, 1996, 1997 and 1998 (in thousands, except per share amounts):

                                                                     YEARS ENDED MARCH 31,
                                                               1996           1997           1998
                                                               ----           ----           ----
Basic earnings per share:
   Net earnings                                             $  105,571     $  163,872     $  165,854
                                                            ----------     ----------     ----------
   Weighted average number of common shares                    200,658        201,016        203,488
                                                            ----------     ----------     ----------
   Basic earnings per share                                 $     0.53     $     0.82     $     0.82
                                                            ==========     ==========     ==========

Diluted earnings per share:
   Net earnings                                             $  105,571     $  163,872     $  165,854
                                                            ----------     ----------     ----------
   Weighted average number of common shares                    200,658        201,016        203,488
   Incremental shares from assumed conversions of
      stock options and other                                    8,486         13,294         13,102
                                                            ----------     ----------     ----------
Adjusted weighted average number of common
   shares                                                      209,144        214,310        216,590
                                                            ----------     ----------     ----------

Diluted earnings per share                                  $     0.50     $     0.76     $     0.77
                                                            ==========     ==========     ==========

(j)  Stock Splits

         On July 16, 1995, October 24, 1996 and April 20, 1998, the Company's board of directors declared two-for-one stock splits. These stock splits were effected in the form of stock dividends. In each case, stockholders of record received one share of common stock for each share held. All stock related data in the consolidated financial statements and related notes reflects these stock splits for all periods presented.

(k)  Treasury Stock

         Under a stock repurchase program, the Company repurchased 6,692,000, 1,385,000 and 2,304,000 shares of its common stock on the open market for aggregate purchase prices of $63,472,000, $30,581,000 and $69,752,000, in the fiscal years ended March 31, 1996, 1997 and 1998, respectively. The Company's board of directors terminated the share buy-back program, prior to consummation of the BGS Systems, Inc. (BGS) merger, in March 1998, consistent with the pooling of interests accounting provisions.

(l)   Comprehensive Income

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. Under SFAS No. 130, all items that meet the definition of comprehensive income will be separately reported for the period in which they are recognized. The only impact will be that comprehensive income, which will include changes in the balances of items that are reported separately in the Stockholders' Equity section of the Consolidated Balance Sheets, will be either reported in a separate statement or at the bottom of the Consolidated Statements of Earnings. This statement is effective for fiscal years beginning after December 15, 1997, which, in the case of the Company, is April 1, 1998.

(2)  TECHNOLOGY ACQUISITIONS

         During fiscal 1996 and 1997, the Company completed acquisitions of stock and assets (including in process research and development) of several technology companies. These acquisitions were funded through the issuance of the Company's common stock and cash. All of the acquisitions completed during fiscal 1996 and 1997 were accounted for using the purchase method. The aggregate purchase price for the acquired companies was $27,789,000 and $12,950,000 during fiscal 1996 and 1997, respectively. In connection with these acquisitions, the Company recorded charges of $22,831,000 and $7,318,000 for acquired research and development expenses, net of $758,000 and $3,941,000 in income tax benefits for fiscal 1996 and 1997, respectively.

         During fiscal 1998, the Company completed several additional acquisitions, including the purchase of DataTools, Inc. (DataTools) and BGS. The Company's acquisition of DataTools was completed in May 1997 and was the result of a purchase option exercised by the Company. The Company funded the $73,000,000 aggregate purchase price with cash, and to a lesser extent, debt forgiveness and options to purchase the Company's common stock. The Company accounted for this transaction as a purchase, and recorded a charge of $51,572,000 net of a $2,800,000 income tax benefit, for acquired research and development costs.

         In addition to the DataTools acquisition, the Company completed additional acquisitions accounted for as purchases. The aggregate purchase price for these transactions was $14,695,000. The Company recorded a $9,076,000 charge, net of a $2,025,000 income tax benefit for acquired research and development.

         During March 1998, the Company completed the acquisition of BGS. This acquisition was accounted for as a pooling of interests in accordance with Accounting Principals Board (APB) Opinion No. 16. The Company recorded a $5,798,000 charge, net of a $1,507,000 income tax benefit for merger costs.
The Company exchanged a total of 7,179,000 shares of its common stock for all of the outstanding shares of BGS. The Company also converted BGS employee owned options into options to purchase 746,000 shares of the Company's stock. The Company did not restate its prior Consolidated Financial Statements because the amounts of assets, revenues and income of BGS for the last three fiscal years were not material.

         In the above-mentioned acquisitions accounted for as purchases, purchase prices were allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Amounts allocated to acquired, in-process research and development costs were expensed at the time of acquisition. To determine the fair market value of the acquired net assets and in-process technology, the Company relied primarily on the income approach, whereupon fair market value is a function of the future revenues expected to be generated by an asset, net of all allocable expenses and charges for the use of contributory assets. The future net revenue stream is discounted to present value based upon the specific level of risk associated with achieving
the forecasted asset earnings.   Discount rates utilized ranged from 20% to 30%.
The income approach focuses on the income producing capability of the acquired assets and best represents the present value of the future economic benefits expected to be derived from these assets.

         The Company determined that the acquired in-process technologies had not reached technological feasibility based on the status of design and development activities which required further refinement, integration and testing. The development activities required to complete the acquired in-process technologies included additional coding, cross- platform porting and validation, quality assurance procedures and customer beta testing.

The acquired technologies represent unique and emerging technologies, the application of which is limited to the Company's software strategy. Accordingly, these acquired technologies have no alternative future use.

(3)  FINANCIAL INSTRUMENTS

         Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. The Company has the ability and intent to hold most of its investment securities to maturity and thus has classified these securities as "held to maturity" pursuant to SFAS No. 115, "Accounting
for Certain Investments in Debt and Equity Securities."   These securities have
been recorded at amortized cost in the Company's Consolidated Balance Sheets. Securities classified as "available for sale" are recorded at fair value. The resulting net unrealized gains or losses are recorded as an increase or decrease to stockholders' equity. The Company holds no securities classified as "trading securities". Gains and losses, realized and unrealized, are calculated using the specific identification method. The table below summarizes the Company's total investment securities portfolio as of March 31, 1997 and 1998.

                          HELD TO MATURITY SECURITIES

                                                                    GROSS         GROSS
                                                                 UNREALIZED     UNREALIZED      AMORTIZED
                                                  FAIR VALUE        GAINS         LOSSES          COSTS
                                                  ----------        -----         ------          -----
                                                                      (IN THOUSANDS)
1997
Maturities Within 1 Year
   Municipal Securities                           $   32,901     $       92     $       (4)     $   32,813
    Corporate Bonds                                   16,030            144             --          15,886
    Euro Bonds and other                               2,028              1             --           2,027
                                                  ----------     ----------      ----------     ----------
           Total maturities within 1 year         $   50,959     $      237     $       (4)     $   50,726
                                                  ==========     ==========      ==========     ==========

Maturities From 1-5 Years
    Municipal Securities                          $  210,754     $      736     $   (1,145)     $  211,163
    Corporate Bonds                                   34,125             48           (305)         34,382
    Euro Bonds and other                              15,607            193            (50)         15,464
    Mortgage securities                               11,353              2           (611)         11,962
                                                  ----------     ----------      ----------     ----------
           Total maturities from 1-5 years        $  271,839     $      979     $   (2,111)     $  272,971
                                                  ==========     ==========      ==========     ==========

Maturities From 6-10 Years
    Corporate Bonds                               $    2,955     $       --     $      (68)     $    3,023
    Euro Bonds                                         3,019             --            (59)          3,078
    Mortgage Securities                                4,789             --           (146)          4,935
    Municipal Bonds                                   34,377             --           (326)         34,703
                                                  ----------     ----------      ----------     ----------
           Total maturities from 6-10 years       $   45,140     $       --     $     (599)     $   45,739
                                                  ==========     ==========      ==========     ==========

1998
Maturities Within 1 Year
   Municipal Securities                           $   31,779     $      214     $       --      $   31,565
   Corporate Bonds                                     9,924             45             (5)          9,884
   Euro Bonds and other                                4,126             40             --           4,086
                                                  ----------     ----------      ----------     ----------
           Total maturities within 1 year         $   45,829     $      299     $       (5)     $   45,535
                                                  ==========     ==========      ==========     ==========

Maturities From 1-5 Years
   Municipal Securities                           $  307,651     $    3,584     $     (501)     $  304,568
   Corporate Bonds                                    38,949            568            (38)         38,419
   Mortgage Securities                                11,544             30            (67)         11,580
   Euro Bonds and other                               35,594            104           (178)         35,668
                                                  ----------     ----------      ----------     ----------
          Total maturities from 1-5 years         $  393,738     $    4,286     $     (784)     $  390,235
                                                  ==========     ==========      ==========     ==========

Maturities From 6-10 Years
   Corporate Bonds                                $    6,296     $       --     $      (83)     $    6,379
    Euro Bonds                                        11,158             --            (57)         11,216
    Mortgage Securities                                1,645             --            (16)          1,661
    Municipal Bonds                                   33,165             98            (91)         33,158
                                                  ----------     ----------      ----------     ----------
          Total maturities from 6-10 years        $   52,264     $       98     $     (247)     $   52,414
                                                  ==========     ==========      ==========     ==========

                         AVAILABLE FOR SALE SECURITIES

                                                                    GROSS         GROSS
                                                   AMORTIZED     UNREALIZED     UNREALIZED
                                                     COST           GAINS         LOSSES         FAIR VALUE
                                                     ----           -----         ------         ----------
                                                                        (IN THOUSANDS)
1997
Maturities Within 1 Year
    Municipal Securities                          $    8,375     $       58     $       --      $    8,433
                                                  ----------     ----------     ----------      ----------
      Total maturities within 1 year              $    8,375     $       58     $       --      $    8,433
                                                  ==========     ==========     ==========      ==========

Maturities From 1-5 Years
    Municipal Securities                          $   43,176     $       71     $     (281)     $   42,966
    Euro Bonds                                        13,743             --           (159)         13,584
    Corporate Bonds                                    6,686             --            (86)          6,600
    Mortgage Securities and Other                      9,340             --             (1)          9,339
                                                  ----------     ----------     ----------      ----------
       Total maturities from 1-5 years            $   72,945     $       71     $     (527)     $   72,489
                                                  ==========     ==========     ==========      ==========

1998
Maturities Within 1 Year
    Municipal Securities                          $   10,196     $      455     $      (12)     $   10,639
                                                  ----------     ----------     ----------      ----------
       Total maturities within 1 year             $   10,196     $      455     $      (12)     $   10,639
                                                  ==========     ==========     ==========      ==========

Maturities From 1-5 Years
    Municipal Securities                          $   54,513     $      460     $      (41)     $   54,932
    Corporate Bonds                                   12,208            141            (16)         12,333
    Euro Bonds                                        28,510             69           (147)         28,432
    Other                                              8,753          2,452             --          11,205
                                                  ----------     ----------     ----------      ----------
       Total maturities from 1-5 years            $  103,984     $    3,122     $     (204)     $  106,902
                                                  ==========     ==========     ==========      ==========

Maturities From 6-10 Years
    Municipal Securities                          $   34,939     $       49     $     (232)     $   34,756
    Mortgage Securities and other                      3,498             28            (27)          3,499
                                                  ----------     ----------     ----------      ----------
       Total maturities from 6-10 years           $   38,437     $       77     $     (259)     $   38,255
                                                  ==========     ==========     ==========      ==========

    The Company's mortgage securities are classified according to the stated maturities of the securities.

(4) TRADE FINANCE RECEIVABLES

         Trade finance receivables arise in the ordinary course of business to accommodate customers' cash flow objectives. Most of the trade finance receivables entered into by the Company are transferred to financing institutions on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when it is considered to have surrendered control of such receivables under provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments
of Liabilities."   Such receivables which have not yet been transferred are
classified as trade finance receivables in the accompanying Consolidated Balance Sheets. The Company adopted SFAS No. 125 effective April 1, 1997. During fiscal 1998, the Company transferred a total of $147,022,000, which approximated fair value, to financing institutions on a non-recourse basis. As of March 31, 1998, trade finance receivables which have been transferred to financing institutions, which remain outstanding, totaled approximately $228,270,000.

(5)  COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

         The components of cost of maintenance services and product licenses for the years ended March 31, 1996, 1997 and 1998 are as follows:

                                                           1996          1997            1998
                                                           ----          ----            ----
                                                                    (IN THOUSANDS)
  Cost of maintenance services                         $   27,185     $   33,763     $   41,485
  Amortization of software development costs                8,667          8,299         20,086
  Amortization of purchased software                        5,742          5,805          8,921
  Royalties                                                 3,260          8,702          6,603
                                                       ----------     ----------     ----------
                                                       $   44,854     $   56,569     $   77,095
                                                       ==========     ==========     ==========

(6)  INCOME TAXES

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

         The provision for income taxes in the years ended March 31, 1996, 1997 and 1998, consisted of the following:

                                                     1996           1997           1998
                                                     ----           ----           ----
                                                               (IN THOUSANDS)
Current:
   Federal                                        $   40,804     $   49,263     $   52,617
   Foreign                                             9,268          8,869         13,529
                                                  ----------     ----------     ----------
      Total current                                   50,072         58,132         66,146

Deferred:
   Federal                                             7,392         15,070         24,559
                                                  ----------     ----------     ----------
      Total deferred                                   7,392         15,070         24,559
                                                  ----------     ----------     ----------
                                                  $   57,464     $   73,202     $   90,705
                                                  ==========     ==========     ==========

         The foreign provision for income taxes is based on foreign pre-tax earnings of $46,474,000 for fiscal 1996, $67,571,000 for fiscal 1997 and $88,114,000 for fiscal 1998.

         The income tax expense of $57,464,000 for fiscal 1996, $73,202,000 for fiscal 1997 and $90,705,000 for fiscal 1998 differs from the amount computed by applying the statutory federal income tax rate of 35% to consolidated earnings before income taxes as follows:

                                                                    1996            1997            1998
                                                                    ----            ----            ----
                                                                              (IN THOUSANDS)
 Expense computed at statutory rate                              $   57,062      $   82,976      $   89,796
 Increase (reduction) resulting from:
     Foreign tax effect, net                                         (4,339)        (11,543)        (17,710)
     Tax benefit from foreign sales corporation                        (777)           (610)           (737)
     Income not subject to tax                                       (2,908)         (2,685)         (5,657)
     Other                                                            2,403           4,520           8,234
                                                                 ----------      ----------      ----------
          Subtotal                                                   51,441          72,658          73,926
 Non-deductible charge for acquired research and development          6,023             544          16,779
                                                                 ----------      ----------      ----------
                                                                 $   57,464      $   73,202      $   90,705
                                                                 ==========      ==========      ==========

         Aggregate unremitted earnings of foreign subsidiaries for which U.S. Federal income taxes have not been provided, totaled approximately $155,973,000 at March 31, 1998. Deferred income taxes have not been provided on these earnings because the Company considers them to be indefinitely reinvested.

         Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting
purposes and such amounts recognized for tax purposes.   The tax effects of the
temporary differences as of March 31, 1997 and 1998 are presented as follows:

                                                                              1997             1998
                                                                              ----             ----
                                                                                 (IN THOUSANDS)
 Deferred Tax Assets:
   Deferred revenue                                                         $   17,014      $    8,495
   Acquired research and development                                             5,513           4,942
   Deferred compensation plan                                                    1,821           2,802
   Accruals not currently deductible                                               403           1,805
   Other                                                                         4,499           5,458
                                                                            ----------      ----------
         Total deferred tax asset                                               29,250          23,502
                                                                            ----------      ----------

Deferred Tax Liabilities:
   Software capitalization, net                                                (13,820)        (21,075)
   Book/tax difference on assets                                                (3,499)         (3,405)
   Stock compensation plans                                                     (2,130)         (1,370)
   Foreign earnings and other                                                  (20,001)        (32,411)
                                                                            ----------      ----------
         Total deferred tax liability                                          (39,450)        (58,261)
                                                                            ----------      ----------

Net deferred tax liability                                                  $  (10,200)     $  (34,759)
                                                                            ==========      ==========
As reported:
Net current deferred tax asset (included in prepaid expenses and other)     $    4,593      $    8,695
                                                                            ==========      ==========
Net long-term deferred tax liability                                        $  (14,793)     $  (43,454)
                                                                            ==========      ==========


(7)  STOCK INCENTIVE PLANS

         The Company has adopted numerous stock plans that provide for the grant of options and restricted stock to employees and directors of the Company. Under these plans, all options have been granted at fair market value as of the date of grant and have a ten year term. All grants under these plans vest over terms of either three, four or five years. The restricted stock is subject to transfer restrictions that lapse over five years. Under these plans, the Company was authorized to grant a total of 17,870,000 shares as of March 31, 1998.

         The following is a summary of the stock option activity for the years ended March 31, 1996, 1997 and 1998 (in thousands, except price per share amounts):

                                           1996                        1997                        1998
                                           ----                        ----                        ----
                                                WEIGHTED                    WEIGHTED                    WEIGHTED
                                                 AVERAGE                     AVERAGE                     AVERAGE
                                                EXERCISE                    EXERCISE                    EXERCISE
                                   SHARES         PRICE         SHARES        PRICE         SHARES        PRICE
                                   ------         -----         ------        -----         ------        -----
Options outstanding at
   beginning of year               24,866      $      5         26,033     $      6         25,892     $      8
Options granted                     4,137      $     10          3,397     $     22          5,808     $     30
BGS Merger                             --            --             --           --            746     $     17
Options exercised                  (2,528)     $      4         (2,944)    $      6         (6,542)    $      6
Options forfeited or canceled        (442)     $      7           (594)    $      8         (1,684)    $      8
                              -----------                  -----------                 -----------
Options outstanding at end of
   year                            26,033      $      6         25,892     $      8         24,220     $     14
                              ===========                  ===========                 ===========
Option price range per share  $0.09-10.85                  $0.32-24.19                 $0.48-33.47
                              ===========                  ===========                 ===========
Options exercisable                 5,139      $      4          6,906     $      5          6,447     $      8
                              ===========                  ===========                 ===========

         The following is a summary of the restricted stock activity for the years ended March 31, 1996, 1997 and 1998:

                                                               1996          1997         1998
                                                               ----          ----         ----
                                                                         (IN THOUSANDS)
Shares granted and unearned at beginning of year                 520           327           294
Shares granted                                                     7           169            82
Shares earned                                                   (200)         (202)          (45)
Shares forfeited                                                  --            --          (120)
                                                            --------      --------      --------
Shares granted and unearned at end of year                       327           294           211
                                                            ========      ========      ========

         In fiscal 1997, the Company adopted the BMC Software, Inc. 1996 Employee Stock Purchase Plan (the Purchase Plan). A total of 1,000,000 shares of common stock may be issued under the Purchase Plan to participating employees. Purchase rights under the Purchase Plan are granted at 85% of the lesser of the market value at the offering date or on the exercise date. During fiscal 1997 and 1998, 98,000 and 171,000 shares of stock, respectively, were issued pursuant to this plan. The Purchase Plan terminates in the year 2006.

         In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," which allows the Company to account for its employee stock-based compensation plans under Accounting Principles Board Opinion (APB)
No.  25 and the related interpretations.   According to APB No. 25, deferred
compensation is recorded for stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation grant. If the exercise price of the stock-based compensation grants is equal to the market price of the Company's stock on the date of grant, no compensation expense is recorded.

         For fiscal years ended March 31, 1996, 1997 and 1998, the Company has recorded compensation expense of $1,354,000, $1,725,000 and $1,481,000, respectively for restricted stock grants. The Company was not required under APB No. 25 and SFAS No. 123 to record compensation expense for stock option grants during the same period.

         Had the compensation cost for these plans been determined pursuant to the alternative method permitted under SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                1996                    1997                  1998
                                                ----                    ----                  ----
Net Income:            As Reported           $  105,571             $  163,872            $  165,854
                       Pro Forma             $  104,890             $  160,251            $  156,641

Diluted EPS:           As Reported           $     0.50             $     0.76            $     0.77
                       Pro Forma             $     0.50             $     0.75            $     0.73

         In computing the above disclosure, the fair values of each option grant and the Purchase Plan discounts are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in both 1997 and 1998: risk-free interest rate of 6 percent, expected life of 5 years for options and restricted stock, expected life of 6 months for Purchase Plan shares, expected volatility of 40 percent and no expected dividend yields. The weighted average fair value of options granted in fiscal 1996, 1997 and 1998 was $4.24, $9.63 and $13.36, respectively.

         Because the SFAS No. 123 alternative method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the 1997 and 1998 pro forma amounts include $403,000 and $771,000, respectively, related to the purchase discount offered under the Purchase Plan. The weighted average fair value of shares purchased by employees in fiscal 1997 and 1998 was $4.53 and $23.61, respectively.

         The Company's outstanding options as of March 31, 1998, are segregated into the following three categories in accordance with SFAS No. 123 (in thousands, except per share and year amounts):

                                                                                      WEIGHTED AVERAGE
OUTSTANDING           EXERCISABLE             RANGE OF           WEIGHTED AVERAGE         REMAINING
  SHARES                 SHARES           EXERCISE PRICE         EXERCISE PRICE       CONTRACTUAL LIFE
  ------                 ------            --------------         --------------       ----------------
  10,806                 4,516              $0.48-6.09               $ 5.46                 6.41
   5,118                 1,446             $6.25-17.06               $10.26                 7.34
   8,296                   485            $19.84-33.47               $28.43                 9.32

(8)  RETIREMENT PLAN

         The Company maintains a salary reduction profit sharing plan or 401(k) plan ("the Plan") available to all domestic employees. The Plan is based on a calendar year end and allows employees to contribute up to 15% of their annual compensation with a maximum contribution of $9,240 in calendar year 1995 and $9,500 in calendar years 1996 and 1997. In each of the calendar years 1995, 1996 and 1997, the board of directors authorized contributions to the Plan that would match the employee's contribution up to a maximum of $5,000. The costs of these contributions to the Company amounted to $3,211,000, $3,956,000 and $6,556,000 for the fiscal years ended March 31, 1995, 1996 and 1997, respectively. The Company contributions vest to the employee in increments of 20% per year beginning with the third year of employment and ending with the seventh.

         In addition to the Company's 401(k) plan, the Company maintains a deferred compensation plan for certain employees of the Company. At March 31, 1998, a total of approximately $9,975,000 is included in long term securities, with a corresponding aggregate amount included in accrued liabilities and unrealized gain on securities available for sale. Employees participating in this plan may receive their respective amounts upon request.

(9)  COMMITMENTS AND CONTINGENCIES

         The Company has several noncancelable operating leases for office space, computer equipment and software. Rent expense for office space is recognized equally over the lease term. Total expenses incurred under these leases during the years ended March 31, 1996, 1997 and 1998, were approximately $13,715,000, $14,946,000 and $15,085,000, respectively.

         Future minimum lease payments under noncancelable operating leases as of March 31, 1998 are:

                                                 FISCAL YEARS ENDING MARCH 31,
                                                 -----------------------------
                                                   (IN THOUSANDS)
                 1999                                 $ 15,425
                 2000                                   12,832
                 2001                                    7,903
                 2002                                    3,825
                 2003                                    2,295
                 2004 and thereafter                     2,773
                                                      --------
                    Total minimum lease payments      $ 45,053
                                                      ========

  The Company filed a trade secret lawsuit styled BMC Software, Inc. vs. Peregrine Systems, Inc. et al., Cause No. 91- 10161, in the 200th Judicial District Court of Travis County, Texas, in August 1995. The lawsuit sought an injunction prohibiting a group of former employees and their employer from misappropriating and misusing certain of the Company's trade secrets. The Company has settled the litigation as to certain individuals and claims and is continuing to pursue its trade secret and other claims against the remaining and additional defendants. These defendants are asserting counterclaims against the Company for violations of the Texas Free Enterprise and Antitrust Act of 1983, abuse of process, slander of title, tortious interference with contract and tortious interference with advantageous and prospective business relationships. These counterclaims seek compensatory, treble and exemplary damages, costs and attorneys' fees and certain injunctive relief. Management believes the ultimate resolution of the above matters will not be material to the Company's financial condition.

  The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operations or consolidated financial position.

(10)  FOREIGN OPERATIONS

         The table below summarizes selected financial information with respect to the Company's operations by geographic locations. Within the European marketplace, the Company's German operations are the most significant with total revenues accounting for over 33% of total European revenues in each of the three fiscal years presented.

                                                       YEARS ENDED MARCH 31,
                                                       ---------------------
                                            1996              1997             1998
                                            ----              ----             ----
                                                         (IN THOUSANDS)
REVENUES
   North America                        $    253,593     $    346,875     $    472,455
   Europe                                    143,630          180,303          221,156
   Pacific Rim and Other                      31,627           36,032           37,023
                                        ------------     ------------     ------------
      Consolidated                      $    428,850     $    563,210     $    730,634
                                        ============     ============     ============

OPERATING PROFITS*
   North America                        $     49,310     $     90,468     $     87,075
   Europe                                     84,802          108,207          132,852
   Pacific Rim and Other                      13,477           18,349            6,230
                                        ------------     ------------     ------------
      Consolidated                      $    147,589     $    217,024     $    226,157
                                        ============     ============     ============

IDENTIFIABLE ASSETS
   North America                        $    462,946     $    660,607     $    976,843
   Europe                                    120,319           73,712          106,270
   Pacific Rim and Other                      24,953          114,433          165,382
                                        ------------     ------------     ------------
      Consolidated                      $    608,218     $    848,752     $  1,248,495
                                        ============     ============     ============

* Substantially all of the Company's product research and development is conducted in North America which has the effect of reducing the reported North American operating profits.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997, however, disclosure is not required in interim financial statements in the initial year of adoption. Accordingly, the Company will reflect SFAS No. 131 in its Consolidated Financial Statements for the March 31, 1999, fiscal year. The Company is currently assessing the SFAS No. 131 requirements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of BMC Software, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated May 1, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This Schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This Schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Houston, Texas
May 1, 1998

                                                                     SCHEDULE II

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                               VALUATION ACCOUNT
                   YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                  BALANCE AT       CHARGED    CHARGED TO
                                 BEGINNING OF    (CREDIT) TO    OTHER                  BALANCE AT
 YEAR       DESCRIPTION             YEAR           EXPENSES    ACCOUNTS     DEDUCTION  END OF YEAR
 ----   -------------------      -----------      ----------   ----------   ---------  -----------
 1996   Allowance for doubtful    $  1,511              776       --           (354)   $  1,933
        accounts
 1997   Allowance for doubtful    $  1,933            2,344       --              --   $  4,277
        accounts
 1998   Allowance for doubtful    $  4,277            1,489       --           (160)   $  5,606
        accounts

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 22, 1998.

BMC SOFTWARE, INC.

By: /s/ MAX P. WATSON JR.
-------------------------
Max P. Watson Jr.
Chairman of the Board, President
and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

     SIGNATURES                            TITLE                                 DATE
------------------------           ---------------------                      -----------
/s/ MAX P. WATSON JR.              Chairman of the Board,
---------------------              President and Chief Executive Officer
Max P. Watson Jr.                  (Principal Executive Officer)

/s/ WILLIAM M. AUSTIN              Senior Vice President and
---------------------              Chief Financial Officer
William M. Austin

/s/ JOHN W. BARTER                 Director
------------------
John W. Barter

/s/ B. GARLAND CUPP                Director
-------------------
B. Garland Cupp

/s/ MELDON K. GAFNER               Director
--------------------
Meldon K. Gafner

/s/ L. W. GRAY                     Director
--------------
L. W. Gray

/s/ KEVIN M. KLAUSMEYER            Vice President, Controller
-----------------------            (Chief Accounting Officer)
Kevin M. Klausmeyer

/s/ GEORGE F. RAYMOND              Director
---------------------
George F. Raymond

/s/ TOM C. TINSLEY                 Director
------------------
Tom C. Tinsley

                                 EXHIBIT INDEX


EXHIBIT
NUMBER
-------
 3.1       --  Restated Certificate of Incorporation of the Company;
               incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form S-1 (Registration No. 33-22892)
               (the "S-1 Registration Statement").

 3.2       --  Certificate of Amendment of Restated Certificate of
               Incorporation; incorporated by reference to Exhibit 3.2 to the Company's Annual Report for the fiscal year ended March 31, 1997
               (the "1997 10-K").

 3.2       --  Bylaws of the Company; incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement.

 4.1       --  Specimen Stock Certificate for the Common Stock of the Company;
               incorporated by reference to Exhibit 4.1 to the S-1 Registration
               Statement.

 4.2       --  Rights Agreement, dated as of May 8, 1995, between the Company and The First National Bank of Boston, as Rights Agent (the
               "Rights Agreement"), specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A
               Junior Participating Preferred Stock as Exhibit A, the form of
               Right Certificate as Exhibit B and the form of the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the registrant's Registration Statement on Form 8-A dated May 10,
               1995).

 4.3       --  Amendment to the Rights Agreement; incorporated by reference to
               Exhibit 4.3 to the 1997 10-K.

 10.1(a)   --  Form of BMC Software, Inc. 1994 Employee Incentive Plan;
               incorporated by reference to Exhibit 10.7(a) to the Company's
               Annual Report on Form 10-K for the fiscal year ended March 31,
               1995 (the "1995 10-K").

 10.1(b)   --  Form of Stock Option Agreement employed under BMC Software, Inc.
               1994 Employee Incentive Plan; incorporated by reference to
               Exhibit 10.7(b) to the 1995 10-K.

 10.2(a)   --  Form of BMC Software, Inc. 1994 Non-employee Directors' Stock
               Option Plan; incorporated by reference to Exhibit 10.8(a) to the
               1995 10-K.

 10.2(b)   --  Form of Stock Option Agreement employed under BMC Software, Inc.
               1994 Nonemployee Directors' Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

 10.3      --  Description of BMC Software, Inc. Executive Officer Annual
               Incentive Plan; incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

*10.4      --  Form of Stock Option Agreement employed under BMC Software, Inc.
               1994 Employee Incentive Plan for certain executive officers.

*10.5      --  Form of Restricted Stock Agreement employed under BMC Software
               Inc. 1994 Employee Incentive Plan for certain executive officers.

 10.5(a)   --  License Agreement with International Business Machines
               Corporation; incorporated by reference to Exhibit 10.12 to the
               S-1 Registration Statement.

 10.5(b)   --  License Agreements for Use and Marketing of Program Materials
               dated May 13, 1986, with International Business Machines
               Corporation; incorporated by reference to Exhibit 10.13 to the
               S-1 Registration Statement.

 10.5(c)   --  Customer Agreement with International Business Machines
               Corporation dated April 10, 1991; incorporated by reference to
               Exhibit 10.15 to the Company's Annual Report on Form 10-K for the
               fiscal year ended March 31, 1992 (the "1992 10-K").

 10.6      --  Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to
               Exhibit 10.11 to the 1995 10-K.

*22.1      --  Subsidiaries of the Company.

*23.1      --  Consent of Arthur Andersen LLP, independent public accountants.

*27        --  Financial Data Schedule

-------------

* Filed herewith.