Form 10-Q
period 1998-06-30
BMC SOFTWARE INC
filed 1998-08-14
CIK 835729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________  to __________________

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

As of August 12, 1998, there were outstanding 215,266,385 shares of Common Stock, par value $.01, of the registrant.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                           Quarter Ended June 30, 1998

                                      INDEX

                                                                                                Page
                                                                                                ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements                                                              3

               Condensed Consolidated Balance Sheets
               March 31, 1998 (Unaudited) and June 30, 1998                                      3

               Condensed Consolidated Statements of Earnings
               Three months ended June 30, 1997 and 1998
               (Unaudited)                                                                       5

               Condensed Consolidated Statements of Cash Flows Three months ended June 30, 1997 and 1998
               (Unaudited)                                                                       6

               Notes to Condensed Consolidated Financial
               Statements                                                                        7

Item 2.        Management's Discussion and Analysis of Results
               of Operations and Financial Condition                                             9

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                                 21

               SIGNATURES                                                                       22

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      March 31,         June 30,
           ASSETS                                       1998             1998
                                                     ----------       ----------
                                                                      (Unaudited)
Current assets:

         Cash and cash equivalents                   $   72,093       $  154,453

         Investment securities                           56,174           58,483

         Trade accounts receivable                      170,778          163,483

         Income tax receivable                           40,805               --

         Prepaid expenses and other                      34,028           48,014
                                                     ----------       ----------

                 Total current assets                   373,878          424,433


Property and equipment, net                             162,996          179,315

Software development costs, net                          63,475           70,851

Purchased software, net                                  32,063           33,899

Investment securities                                   587,806          732,391

Deferred charges and other assets                        28,277           33,418
                                                     ----------       ----------

                                                     $1,248,495       $1,474,307
                                                     ==========       ==========



See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (continued)

                                                              March 31,          June 30,
           LIABILITIES AND STOCKHOLDERS' EQUITY                 1998              1998
                                                             -----------      -----------
                                                                              (Unaudited)
Current liabilities:

  Trade accounts payable                                     $    11,361      $     8,501

  Accrued liabilities and other                                   81,352          107,711

  Current portion of deferred revenue                            242,821          316,050
                                                             -----------      -----------

    Total current liabilities                                    335,534          432,262

Long-term liabilities:

  Deferred revenue and other                                     110,350          156,711

  Other long-term liabilities                                     43,454           48,641
                                                             -----------      -----------

  Total long-term liabilities                                    153,804          205,352
                                                             -----------      -----------

    Total liabilities                                            489,338          637,614

Stockholders' equity:

 Common stock                                                      2,101            2,173

 Additional paid-in capital                                      129,134          126,122

 Retained earnings                                               729,889          788,535

 Foreign currency translation adjustment                          (1,543)          (1,448)

 Unrealized gain on securities available for sale                  3,179            4,507
                                                             -----------      -----------
                                                                 862,760          919,889

     Less treasury stock                                          99,513           78,397

  Less unearned portion of restricted stock compensation           4,090            4,799
                                                             -----------      -----------

     Total stockholders' equity                                  759,157          836,693
                                                             -----------      -----------

                                                             $ 1,248,495      $ 1,474,307
                                                             ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended
                                                                     June 30,
                                                                1997          1998
                                                             ---------      --------
Revenues:
   Licenses                                                  $ 107,746      $160,505
   Maintenance                                                  50,668        65,100
                                                             ---------      --------

       Total revenues                                          158,414       225,605

Operating expenses:
   Selling and marketing                                        47,401        64,862
   Research and development                                     20,769        33,829
   Cost of maintenance services and product licenses            17,515        22,905
   General and administrative                                   11,189        16,202
   Acquired research and development and related costs          60,272        17,304
                                                             ---------      --------

       Total operating expenses                                157,146       155,102
                                                             ---------      --------

              Operating income                                   1,268        70,503

Other income                                                     6,148         9,944
                                                             ---------      --------

Earnings before taxes                                            7,416        80,447

Income taxes                                                    17,979        21,801
                                                             ---------      --------

Net earnings (loss)                                          $ (10,563)     $ 58,646
                                                             =========      ========

Basic earnings (loss) per share                              $   (0.05)     $   0.27
                                                             =========      ========

Shares used in computing basic earnings (loss) per share       202,078       214,132
                                                             =========      ========

Diluted earnings per share                                   $   (0.05)     $   0.26
                                                             =========      ========

Shares used in computing diluted earnings per share            216,166       227,414
                                                             =========      ========


See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      June 30,
                                                                 1997           1998
                                                              ---------      ---------
Cash flows from operating activities:
     Net earnings (loss)                                      $ (10,563)     $  58,646
     Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
         Acquired research and development costs                 60,272         17,304
         Depreciation and amortization                           11,585         11,767
         Net change in receivables,
            payables and other items                             26,274        163,751
                                                              ---------      ---------
              Total adjustments
                                                                 98,131        192,822
                                                              ---------      ---------
                Net cash provided by operating activities        87,568        251,468

Cash flows from investing activities:
     Technology acquisitions, net of cash acquired              (51,187)        (2,000)
     Purchased software and related assets                         (947)          (495)
     Capital expenditures                                       (12,608)       (21,744)
     Capitalization of software development                      (9,278)       (11,168)
     Purchases of securities held to maturity                   (14,498)      (154,239)
     Proceeds from securities held to maturity                    9,643          8,673
     (Increase) decrease in long-term finance receivables          (224)        (5,249)
                                                              ---------      ---------
                 Net cash used in investing activities          (79,099)      (186,222)

Cash flows from financing activities:
     Income tax reduction relating to stock options               6,227         10,138
     Stock options exercised and other                            6,607          6,881
     Treasury stock acquired                                       (933)            --
                                                              ---------      ---------
                 Net cash used in financing activities           11,901         17,019

Effect of exchange rate changes on cash                             182             95
                                                              ---------      ---------
Net change in cash and cash equivalents                          20,552         82,360

Cash and cash equivalents at beginning of period                 79,794         72,093
                                                              ---------      ---------
Cash and cash equivalents at end of period                    $ 100,346      $ 154,453
                                                              =========      =========

Supplemental disclosure of cash flow information:
          Cash paid for income taxes                          $   2,489      $      --

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

         These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended March 31, 1998, as filed with the Securities and Exchange Commission on Form 10-K.

Note 2 - Earnings Per Share

         The Company presents its earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered common stock equivalents using the treasury stock method. The following table summarizes the basic EPS and diluted EPS computations for the three months ended June 30, 1997 and 1998 (in thousands, except per share amounts):

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

                                                         Three Months Ended
                                                              June 30,
                                                         1997          1998
                                                      ---------      --------
Basic earnings per share:
   Net earnings                                       $ (10,563)     $ 58,646
                                                      ---------      --------

   Weighted average number of common shares             202,078       214,132
                                                      ---------      --------

   Basic earnings per share                           $   (0.05)     $   0.27
                                                      =========      ========

Diluted earnings per share:
   Net earnings                                       $ (10,563)     $ 58,646
                                                      ---------      --------

   Weighted average number of common shares             202,078       214,132
   Incremental shares from assumed conversions-
      stock options and other                            14,088        13,282
                                                      ---------      --------
Adjusted weighted average number of common shares       216,166       227,414
                                                      ---------      --------

Diluted earnings per share                            $   (0.05)     $   0.26
                                                      =========      ========


Note 3 - Stock Split

         On April 20, 1998, the Company's board of directors declared a two-for-one stock split. The stock split was effected in the form of a stock dividend. The stockholders of record received one share of common stock for each share held. All stock related data in the condensed consolidated financial statements and related notes reflect this stock split for all periods presented.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         This section of the Form 10-Q includes historical information for the periods covered, certain forward looking information and the information provided below under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results" about certain risks and uncertainties that could cause the Company's future operating results to differ from the results indicated by any forward looking statements made by the Company or others. It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and the Management's Discussion and Analysis of Results of Operations and Financial Condition, contained in the Company's Form 10-K for fiscal 1998.

A.       HISTORICAL INFORMATION

              RESULTS OF OPERATION

         The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Earnings bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                              Percentage of Total Revenues
                                              ----------------------------
                                                   Three Months Ended
                                                       June 30,
                                                 1997             1998
                                              ----------       ----------
Revenues:
  License                                           68.0%            71.1%
  Maintenance                                       32.0             28.9
                                              ----------       ----------
    Total revenues                                 100.0            100.0

Operating expenses:
  Selling and marketing                             30.0             28.7
  Research and development                          13.1             15.0
  Cost of maintenance services
     and product licenses                           11.0             10.1
  General and administrative                         7.1              7.2
  Acquired research and development costs           38.0              7.7
                                              ----------       ----------

Operating income                                      .8             31.3

Other income                                         3.9              4.4
                                              ----------       ----------

Earnings before taxes                                4.7             35.7

Income taxes                                        11.4              9.7
                                              ----------       ----------

Net earnings (loss)                                 (6.7)%           26.0%
                                              ==========       ==========

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

REVENUES

                                      Three Months Ended
                                          June 30,
                                       (in thousands)
                                      1997         1998        Change
                                    --------     --------     --------
North American license revenues     $ 75,200     $114,252         51.9%
International license revenues        32,546       46,253         42.1%
                                    --------     --------
 Total license revenues              107,746      160,505         49.0%

Maintenance revenues                  50,668       65,100         28.5%
                                    --------     --------
 Total revenues                     $158,414     $225,605         42.4%
                                    ========     ========

Product Line Revenues

     The Company's products for the IBM-compatible mainframe environment accounted for 84% and 75% of total revenues in the quarters ended June 30, 1997 and 1998. The database utilities and administrative tools for IBM's IMS and DB2 database management systems comprise the largest portion of the Company's mainframe-based and total revenues. These product lines accounted for 65% and 55% of total revenues in the first quarters of fiscal 1998 and 1999, respectively and 65% and 53% of license revenues for the same periods. Total revenues and license revenues from these product lines grew 19% and 22%, respectively in the first quarter of fiscal 1999. The Company's other products for the mainframe environment contributed 19% and 20% of total revenues and 15% and 19% of license revenues for the quarters ended June 30, 1997 and 1998, respectively. Total revenues and license revenues for the Company's other mainframe products grew 66% and 90%, respectively, in the first quarter of fiscal 1999.

     The Company's distributed systems product lines comprise the PATROL application and database management solutions, the PATROL DB database administration products and the Company's high-performance database backup and recovery solutions. In total, these product lines contributed 16% and 25% of total revenues for the quarters ended June 30, 1997 and 1998, respectively and 20% and 28% of license revenues for the same periods. Total revenues for these product lines grew 114% and license revenues grew 105% in the first quarter of fiscal 1999.

License Revenues

     The Company's license revenues include product license fees, capacity-based license upgrade fees and restructuring fees. Product license fees are generated from the initial licensing of a product and subsequent licenses purchased under the Company's per copy, central processing unit ("CPU") tier-based licensing program. Capacity-based license upgrade fees are charged when a customer acquires the right to run an already licensed product on additional processing capacity, as measured by a CPU tier or by the aggregate processing capacity measured in millions of instructions per second ("MIPS") of all CPUs for which the Company's products are licensed. These license upgrade fees include fees

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


associated with customers' purchasing the right to operate a product with currently installed additional processing capacity and/or with anticipated future processing capacity. Restructuring fees increase the discounts associated with a customer's installed base of products, which, therefore, reduce a customer's future maintenance charges and capacity based upgrade fees pertaining to such installed products.

     The Company's North American operations generated 70% of total license revenues in the quarter ended June 30, 1997 and 71% for the corresponding quarter ended June 30, 1998. The 52% increase in North American license revenues is primarily attributable to increased sales of the Company's distributed systems products. Capacity-based upgrade fees for future capacity represented the single largest component of North American license revenues for the quarter ended June 30, 1998 and was a substantial contributor to such revenue growth during the period. International license revenues represented 30% and 29% of total license revenues for the quarters ended June 30, 1997 and 1998, respectively. International license revenue growth from the first quarter of fiscal 1998 to the comparable quarter of fiscal 1999 was derived principally from capacity-based upgrade fees associated with future mainframe capacity and from new license sales of the Company's distributed systems products.

     Capacity-based upgrade fees include fees for both current and future additional processing capacity. These fees accounted for 35% of total revenues in both the first quarter of fiscal 1998 and 1999. The sustainability and growth of the Company's mainframe-based license revenues are dependent upon these capacity-based upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license agreements allowing them to install the Company's products on an unspecified number of CPUs, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. Additional fees are due if this limit is exceeded. Substantially all of these transactions include upgrade charges associated with additional processing capacity beyond the customer's current usage level and/or a restructuring fee, and many include license fees for additional products. In the quarters ended June 30, 1997 and 1998, the enterprise license fees for future additional processing capacity and license restructurings comprised approximately 26% and 27% of total revenues, respectively. The fees associated with future additional mainframe processing capacity typically comprise from one-half to substantially all of the license fees included in the enterprise license transaction. The Company has experienced a strong increase in demand from its largest customers for the right to run its products on increased current and anticipated mainframe processing capacity as enterprises invest heavily in their core OS/390 mainframe IT systems. The Company expects that it will continue to be dependent upon these capacity-related license revenue components. With the rapid advancement of distributed systems technology and customers' needs for more functional and open applications, such as pre-packaged ERP applications, to replace legacy systems, there can be no assurance that the demand for mainframe processing capacity or the higher operating efficiencies afforded by the Company's products will continue at current levels. Should this trend slow dramatically or reverse, it would adversely impact the Company's mainframe license revenues and its operating results.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


Maintenance and Support Revenues

     Maintenance and support revenues represent the ratable recognition of fees to enroll licensed products in the Company's software maintenance, enhancement and support program. Enrollment entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems and applications. These fees are generally charged annually and equal 15% to 20% of the list price of the product at the time of renewal, less any applicable discounts. Maintenance revenues also include the ratable recognition of the bundled fees for any first-year maintenance services covered by the related perpetual license agreement. The Company continues to invest heavily in product maintenance and support and believes that maintaining its reputation for superior product support is a key component of its value pricing model.

     Maintenance revenues have increased over the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, the Company receives higher absolute maintenance fees as customers install its products on additional processing capacity. Due to increased discounting at higher levels of additional processing capacity, the maintenance fees on a per MIPS basis are typically reduced in enterprise license agreements. Historically, the Company has enjoyed high maintenance renewal rates for its mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to the Company's products, increased cancellations could adversely impact the sustainability and growth of the Company's maintenance revenues. To date, the Company has been successful in extending its traditional maintenance and support pricing model to the distributed systems market. At this time, there is insufficient historical data to determine whether customers will continue to accept this pricing model and renew their maintenance and support contracts at the levels experienced in the mainframe market.

EXPENSES

                                          Three Months Ended
                                               June 30,
                                          ------------------
                                            (in thousands)
                                          1997         1998       Change
                                        --------     --------     ------
Selling and marketing expenses          $ 47,401     $ 64,862     36.8 %
Research and development expenses         20,769       33,829     62.9 %
Cost of maintenance services
    and product licenses                  17,515       22,905     30.8 %

General and administrative expenses       11,189       16,202     44.8 %

Acquired research and
    development                           60,272       17,304    (71.3)%
                                        --------     --------

     Total operating expenses           $157,146     $155,102     (1.3)%
                                        ========     ========

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


Selling And Marketing

     The Company's selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Personnel costs were the largest single contributor to the expense growth in the first quarter of fiscal 1999. Selling and marketing headcount increased by 54% from June 30, 1997 to June 30, 1998. This increase was primarily attributable to significant increases in the Company's open systems sales representatives and technical sales support consultants. Sales commissions increased in the first quarter of fiscal 1999 as a result of the 49% increase in license revenues. Ongoing commission plan adjustments held sales commission expense growth below license revenue growth. Marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems products and of supporting a growing indirect distribution channel. Other contributors to the increase were significantly higher levels of travel and trade show activity and the opening of additional field sales offices.

Research And Development

     Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain the Company's data processing center. Increases in the Company's research and development expenses in the first quarter of fiscal 1999 were the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities costs. The Company increased its headcount in the research and development organization by 61% from June 30, 1997 to June 30, 1998. Research and development costs were reduced by amounts capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. The Company capitalizes its software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During the first quarter of fiscal 1998 and 1999, the Company capitalized approximately $9,279,000 and $11,168,000, respectively, of software development costs. The growth in capitalized costs is primarily due to increases in new distributed systems product development, the porting of distributed systems products to alternate environments and in increased integration development activity.

Cost of Maintenance Services and Product Licenses

     Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of the Company's products and royalty fees. Growth in the cost of maintenance services and product licenses from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 was primarily attributable to increases in customer support employees and purchased software amortization. Maintenance costs are increasing as a percentage of maintenance fees as the Company's revenue mix shifts to distributed

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

systems. The Company amortized $4,493,000 and $3,792,000 in the first quarter of fiscal 1998 and 1999, respectively, of capitalized software development costs pursuant to SFAS No. 86. In these periods, the Company expensed $2,900,000 and $1,094,000, respectively, of capitalized software development costs to accelerate the amortization of certain software products. These software products were not expected to generate sufficient future revenues which would be required for the Company to realize the carrying value of the assets. The Company expects its cost of maintenance services and product licenses will continue to increase as the Company capitalizes a higher level of software development costs and as the Company builds its distributed systems product support organization, which is less cost-effective than its mainframe support organization because of the complexity and variability of the environments in which the products operate. The distributed systems products operate in a high number of operating environments, including operating systems, DBMSs and ERP applications and require greater ongoing platform support development activity relative to the Company's OS/390 mainframe products.

General and Administrative

     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, product distribution, facilities management and human resources. Other expenses included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance and costs of managing the Company's foreign currency exposure. Growth in general and administrative expenses from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 was largely due to increased personnel costs and higher costs associated with the related infrastructure to support the Company's growth. Headcount within the general and administrative organizations grew by 49% from June 30, 1997 to June 30, 1998.

Acquired Research and Development and Related Costs

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

     During the first quarter of fiscal 1999, the Company acquired certain technology and technology rights for approximately $23,700,000, including direct acquisition costs. During the quarter, the Company recorded a $17,304,000 charge ($11,246,000 net of income tax benefit), for acquired research and development and related costs.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


OTHER INCOME

     For the first quarter of fiscal 1999, other income was $9,944,000, reflecting an increase of 62% over $6,148,000 of other income in the same quarter of fiscal 1998. Other income consists primarily of interest earned on tax-exempt municipal securities, euro bonds, corporate bonds, mortgage securities and money market funds. The increase in other income is primarily due to an increase of approximately $375,883,000 in cash and investment securities from June 30, 1997 to June 30, 1998.

INCOME TAXES

     For the first quarter of fiscal 1999, income tax expense was $21,801,000 compared to $17,979,000 for the same quarter in fiscal 1998. The Company's income tax expense represents the federal statutory rate of 35%, plus certain state taxes, reduced by the benefit from the Company's Foreign Sales Corporation, the effect of tax exempt interest earned from cash investments, the effect of tax deductions on certain technology acquisitions and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth through funds generated from operations. As of June 30, 1998, the Company had cash, cash equivalents and investment securities of $945,327,000.

     The Company did not repurchase any shares on the open market during the first quarter of fiscal 1999 as its stock repurchase program was rescinded by the board of directors in connection with the pooling of interests transaction with BGS Systems, Inc. As of June 30, 1998, the Company has authorization from its Board of Directors, to acquire up to 3,764,800 shares of its common stock pursuant to the Company's stock repurchase program.

     The Company believes that existing cash balances and funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

B. CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING RESULTS.

     Management's Discussion and Analysis of Results of Operations and Financial Condition contain certain forward looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates" and "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from the results implied by these or any other forward looking statements made by, or on behalf, of the Company. There can be no assurance that future results will meet expectations. These important factors, risks and uncertainties include, but are not limited to, those described in the following paragraphs and in the discussion in the Company's March 31, 1998 Annual Report under the heading

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
               Management's Discussion and Analysis of Results of
                       Operations and Financial Condition
                                  (continued)


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

     The timing and amount of the Company's license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. The Company generally operates with little or no sales backlog and, as a result, license revenues in any quarter are dependent upon contracts entered into or orders booked and shipped in that quarter. Most of the Company's mainframe and distributed systems license sales are closed at the end of each quarter, and there has been and continues to be a trend toward larger enterprise license transactions, which can have sales cycles of up to a year or more and require approval by a customer's upper management. These transactions are typically difficult to manage and predict. Failure to close an expected individually significant transaction could cause the Company's revenues and earnings in a period to fall short of expectations. Other factors that may cause significant fluctuations in the Company's quarterly revenues include competition, industry or technological trends, customer budgetary decisions, mainframe processing capacity growth, general economic conditions or uncertainties, mainframe industry pricing and other trends, announcements of new hardware or software products, the timing of price increases and the factors described in this section of the Form 10-Q. The Company generally does not know whether revenues and earnings will meet expected results until the final days or day of a quarter.

     The Company derived approximately 74% of its total revenues in fiscal 1998 from software products for IBM and IBM-compatible mainframe computers; approximately 58% of total revenues and a higher percentage of earnings were contributed by the Company's high availability utilities for IMS and DB2 administration products. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. Further, IBM continues, directly and through third parties, to improve its base and enhanced utilities for IMS and DB2 to provide lower cost alternatives to those provided by the Company and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high speed utility markets over the last twelve months. The Company has traditionally maintained sufficient performance and functional advantages over

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)

IBM's base utilities to justify its pricing differential although there can be no assurance that it will continue to maintain such advantages.

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

     The Company's operating expenses are to a large extent fixed in the short term so that the Company has very limited ability to adjust its planned expenses if revenues fail to meet expectations. If near-term demand for the Company's products weakens in a given quarter or if forecasted large transactions fail to close, there would likely be an immediate, material adverse effect on net revenues and operating results and a resultant drop in its stock price.

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

     The Company has historically realized greater revenues and net earnings in the latter half of its fiscal year; the quarter ending December 31 coincides with the end of customers' annual budgetary periods and the quarter ending March 31 coincides with the end of the Company's annual sales plans and fiscal year. For the same reasons, the Company has typically reported lower or flat revenues in

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


the first two quarters of a fiscal year compared to the last two quarters of the previous year, resulting in lower operating margins in the first two quarters. The Company historically has generated greater revenues in the third and fourth quarters while maintaining lower rates of expense growth and expanded operating margins in the first two quarters. Past financial performance is not a reliable indicator of future performance, and there can be no assurance that this pattern will be maintained.

     Future operating results are also dependent on sustained performance by the Company's international offices, particularly its European operations. Revenue growth by the Company's European operations has been slower than revenue growth in North America. There can be no assurance that the Company will be successful in accelerating the revenue growth of its European operations. The Company's operations and financial results internationally could be significantly adversely affected by several risks such as changes in foreign currency exchange rates, sluggish regional economic conditions and difficulties in staffing and managing international operations. Many systems and applications software vendors are experiencing difficulties internationally. In particular, the recent Asian economic crisis has resulted in customer budget cuts and financial uncertainty. Less than 5% of the Company's revenues are generated in the Pacific Rim region.

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

     With the acquisition of DataTools in May 1997 and BGS in March 1998, the Company has initiated efforts to integrate the disparate cultures, employees, systems and products. In both acquisitions, retention of key employees is critical to ensure the continued advancement, development, support, sales and marketing efforts pertaining to the acquired products. The Company has implemented retention programs to keep many of the key technical, sales and marketing employees. The Company has also elected to retain the principal offices of both DataTools and BGS and has reorganized the management structure at both of these locations. The Company has not historically managed significant, fully staffed business units at locations different from the Company's headquarters. As a result, the Company may experience additional difficulties in integrating its management policies and practices into DataTool's and BGS's operations. The Company has lost key employees that were acquired in these acquisitions, especially at DataTools. The loss of the key employees to date has not been detrimental to the Company's product integration plans, although further losses could cause the product integrations to be significantly delayed. Integration of DataTools SQL-BackTrack products is critical to the completion of the Company's backup, recovery, and restoration strategy. As noted above, integration of BGS's BEST/1 products with PATROL is also critically important to the ASA Strategy. Successful integration of these complex software products having different origins is difficult to predict and achieve. There can be no assurance that these product integrations will meet expectations or be successful.

     Microsoft has continued its focus on developing operating systems, systems management products and databases that will provide "business-critical" levels of functionality and reliability. Specifically, Microsoft is aggressively promoting its BackOffice family of software products, including its MS Windows NT operating system and its SQL Server relational database management systems, as lower cost alternatives to the Unix operating systems coupled with relational database management systems from Oracle, Sybase, Informix and other vendors. Microsoft has significantly lower software

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


price points in some of the Company's markets, which could place additional pricing pressure on the Company. Further, Microsoft could choose to develop competing products for use within MS Windows NT environments. The Company has invested and intends to continue to invest in the development of systems management products for MS Windows NT and BackOffice environments, but there are numerous uncertainties associated with the Company's ability to successfully execute this strategy.

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

     The Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is designing and testing the most current versions of its products to process Year 2000 data without interruption or errors and believes that these versions are substantially Year 2000 compliant. The Company may experience migration costs for customers who are not running current versions of its products. The Company is continually testing its products to ensure Year 2000 support and compliance; there can be no assurance, however, that despite such testing, undetected errors or defects will not exist that could cause a product to fail to process Year 2000 data correctly. The Company's products are typically used in high volume information systems that are critical to a customer's operations, so that business interruptions, loss or corruption of data or other major problems could have significant adverse consequences to the customer. At this time, the Company is not aware of any material operational issues or costs associated with Year 2000 compliance of its own products.

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


                                    BMC SOFTWARE, INC.


Date: August 14, 1998               By:/S/ Max P. Watson Jr.
     -----------------                 ---------------------
                                       Max P. Watson Jr.
                                       Chairman of the Board, President and
                                       Chief Executive Officer



Date: August 14, 1998               By:/S/ William M. Austin
     -----------------                 ---------------------
                                       William M. Austin
                                       Senior Vice President and
                                       Chief Financial Officer



Date: August 14, 1998               By:/S/ Kevin M. Klausmeyer
     -----------------                 -----------------------
                                       Kevin M. Klausmeyer
                                       Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
EX-27       Financial Data Schedule