Form 10-Q
period 1998-09-30
BMC SOFTWARE INC
filed 1998-11-17
CIK 835729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 30, 1998

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

Registrant's telephone number including area code: (713)918-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

As of November 13, 1998, there were outstanding 215,525,000 shares of Common Stock, par value $.01, of the registrant.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                        Quarter Ended September 30, 1998

                                      INDEX



                                                                                                Page
                                                                                                ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.           Financial Statements                                                             3

                  Condensed Consolidated Balance Sheets
                  September 30, 1998 (Unaudited) and March 31, 1998                                3

                  Condensed Consolidated Statements of Earnings
                  Three months and six months ended September 30,
                  1997 and 1998 (Unaudited)                                                        5

                  Condensed Consolidated Statements of Cash Flows
                  Six months ended September 30, 1997 and 1998
                  (Unaudited)                                                                      6

                  Notes to Condensed Consolidated Financial
                  Statements                                                                       7

Item 2.           Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                                            8

PART II. OTHER INFORMATION
         -----------------

Item 6.           Exhibits and Reports on Form 8-K                                                20

                  SIGNATURES                                                                      21
                  ----------

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                          March 31,     September 30,
                                             1998           1998
                                          ----------     ----------
                                                        (Unaudited)

                   ASSETS
Current assets:

         Cash and cash equivalents        $   72,093     $  100,982

         Investment securities                56,174         65,855

         Trade accounts receivable           170,778        186,911

         Income tax receivable                40,805             --

         Prepaid expenses and other           34,028         50,010
                                          ----------     ----------

                 Total current assets        373,878        403,758


Property and equipment, net                  162,996        197,813

Software development costs, net               63,475         78,376

Purchased software, net                       32,063         29,272

Investment securities                        587,806        795,762

Deferred charges and other assets             28,277         53,214
                                          ----------     ----------

                                          $1,248,495     $1,558,195
                                          ==========     ==========



See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (continued)

                                                               March 31,      September 30,
                                                                 1998              1998
                                                             -----------      -----------
                                                                              (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                     $    11,361      $    13,306
  Accrued liabilities and other                                   81,352          105,370
  Current portion of deferred revenue                            242,821          293,290
                                                             -----------      -----------
    Total current liabilities                                    335,534          411,966
Long-term Liabilities:
  Deferred revenue and other                                     104,986          152,156
  Other long-term liabilities                                     48,818           48,817
                                                             -----------      -----------
  Total long-term liabilities                                    153,804          200,973
                                                             -----------      -----------
    Total liabilities                                            489,338          612,939
Stockholders' equity:
 Common stock                                                      2,101            2,173
 Additional paid-in capital                                      129,098          137,592
 Retained earnings                                               729,925          863,286
 Foreign currency translation adjustment                          (1,543)          (1,235)
 Unrealized gain on securities available for sale                  3,179            6,525
                                                             -----------      -----------
                                                                 862,760        1,008,341
  Less treasury stock                                             99,513           58,748
  Less unearned portion of restricted stock compensation           4,090            4,337
                                                             -----------      -----------
     Total stockholders' equity                                  759,157          945,256
                                                             -----------      -----------
                                                             $ 1,248,495      $ 1,558,195
                                                             ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended             Six Months Ended
                                                   September 30,                 September 30,
                                             -------------------------     -------------------------
                                                1997           1998           1997           1998
                                             ----------     ----------     ----------     ----------


Revenues:
   Licenses                                  $  110,201     $  166,500     $  217,947     $  327,005
   Maintenance                                   52,508         69,398        103,176        134,498
                                             ----------     ----------     ----------     ----------

       Total revenues                           162,709        235,898        321,123        461,503
                                             ----------     ----------     ----------     ----------

Operating expenses:
   Selling and marketing                         46,737         69,684         94,138        134,546
   Research and development                      23,281         33,825         44,050         67,654
   Cost of maintenance services
       and product licenses                      18,204         25,887         35,719         48,792
   General and administrative                    12,635         15,389         23,824         31,591
   Acquired research and
       development costs                          5,201             --         65,473         17,304
                                             ----------     ----------     ----------     ----------

       Total operating expenses                 106,058        144,785        263,204        299,887
                                             ----------     ----------     ----------     ----------

              Operating income                   56,651         91,113         57,919        161,616

Other income                                      7,148         12,685         13,296         22,629
                                             ----------     ----------     ----------     ----------

Earnings before taxes                            63,799        103,798         71,215        184,245

Income taxes                                     18,877         29,083         36,856         50,884
                                             ----------     ----------     ----------     ----------

Net earnings                                 $   44,922     $   74,715     $   34,359     $  133,361
                                             ==========     ==========     ==========     ==========

Basic earnings per share                     $      .22     $      .35     $      .17     $      .62
                                             ==========     ==========     ==========     ==========

Shares used in computing
   earnings per share                           202,816        215,066        202,446        214,534
                                             ==========     ==========     ==========     ==========

Diluted earnings per share                   $      .21     $      .33     $      .16     $      .58
                                             ==========     ==========     ==========     ==========

Shares used in computing diluted
  earnings per share                            216,664        228,425        216,384        227,975
                                             ==========     ==========     ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                   1997                     1998
                                                                                ----------               ----------
Cash flows from operating activities:
     Net earnings (loss)                                                        $   34,359               $   133,361
     Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
       Acquired research and development costs                                      65,473                    17,304
       Depreciation and amortization                                                24,572                    30,212
       Net change in receivables,
        payables and other items                                                     6,626                   115,152
                                                                                ----------               -----------
         Total adjustments                                                          96,671                   162,668
                                                                                ----------               -----------
          Net cash provided by operating activities                                131,030                   296,029
                                                                                ----------               -----------

Cash flows from investing activities:
  Technology acquisitions, net of cash acquired                                    (66,989)                   (6,400)
  Purchased software and related assets                                             (1,718)                     (903)
  Capital expenditures                                                             (36,476)                  (43,804)
  Capitalization of software development                                           (18,658)                  (28,415)
  Purchases of securities held to maturity                                         (53,454)                 (237,929)
  Proceeds from securities held to maturity                                         45,623                    23,638
  (Increase) decrease in long-term finance receivables                                (124)                  (21,797)
                                                                                ----------               -----------
          Net cash used in investing activities                                   (131,796)                 (315,610)
                                                                                ----------               -----------

Cash flows from financing activities:
  Income tax reduction relating to stock options                                    13,170                    37,177
  Stock options exercised and other                                                 11,617                    10,985
  Treasury stock acquired                                                          (37,928)                     --
                                                                                ----------               -----------
        Net cash used in financing activities                                      (13,141)                   48,162
                                                                                ----------               -----------
Effect of exchange rate changes on cash                                                 42                       308
                                                                                ----------               -----------
Net change in cash and cash equivalents                                            (13,865)                   28,889

Cash and cash equivalents at beginning of period                                    79,794                    72,093
                                                                                ----------               -----------
Cash and cash equivalents at end of period                                      $   65,929               $   100,982
                                                                                ==========               ===========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                                 $   22,997               $     2,234

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

         These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended March 31, 1998, as filed with the Securities and Exchange Commission (SEC) on Form 10-K.

Note 2 - Earnings Per Share

         The Company presents its earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered common stock equivalents using the treasury stock method.

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

Note 4 - Comprehensive Income

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the presentation of a Comprehensive Income Statement that is to be presented with other general financial statements. This statement is effective for the Company's fiscal year end 1999. The following table sets forth the calculation of comprehensive income for the following periods:

                                    Three Months Ended        Six Months Ended
                                       September 30             September 30
                                      (in thousands)           (in thousands)
                                     1997      1998             1997      1998
                                   --------  --------         --------  --------
Net earnings ...................   $44,922   $74,715          $34,359   $133,361
Foreign currency translation
  gains/losses .................      (139)      213               42        308
Unrealized gain on securities
  available for sale ...........       969     2,018            3,311      3,346
                                   -------   -------          -------   --------
    Total comprehensive income .   $45,752   $76,946          $37,712   $137,015
                                   =======   =======          =======   ========

Note 5 - Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for the Company at the beginning of its fiscal year 2000. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements.

Note 6 - Subsequent Event

         On November 2, 1998, the Company announced its intention to merge with Boole & Babbage, Inc. (Boole) (the Merger) through an exchange of common stock and stock options using an exchange rate of .675 shares of BMC Software common stock for each share of Boole common stock. The Company expects to account for this transaction using the pooling of interests method. The Merger is subject to approval by the Boole stockholders and review by certain governmental and regulatory bodies.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         This section of the Form 10-Q includes historical information for the periods covered, certain forward looking information and the information provided below under the heading "Certain Risks and Uncertainties that Could Affect Future Operating Results" about certain risks and uncertainties that could cause the Company's future operating results to differ from the results indicated by any forward looking statements made by the Company or others. It is important that the historical discussion below be read together with the attached consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and the Management's Discussion and Analysis of Results of Operations and Financial Condition, contained in the Company's Form 10-K for fiscal 1998.

A.       RESULTS OF OPERATION AND FINANCIAL CONDITION


         The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Earnings bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                                                      Percentage of Total Revenues
                                                            -----------------------------------------------
                                                             Three Months Ended           Six Months Ended
                                                                September 30,              September 30,
                                                            -------------------         -------------------
                                                             1997          1998         1997           1998
                                                            -----         -----         -----         -----
Revenues:
  License                                                    67.7%         70.6%         67.9%         70.9%
  Maintenance                                                32.3          29.4          32.1          29.1
                                                            -----         -----         -----         -----
    Total revenues                                          100.0         100.0         100.0         100.0

Operating expenses:
  Selling and marketing                                      28.7          29.6          29.3          29.2
  Research and development                                   14.3          14.3          13.7          14.7
  Cost of maintenance services
   and product licenses                                      11.2          11.0          11.1          10.6
  General and administrative                                  7.8           6.5           7.4           6.8
  Acquired research and development costs                     3.2          --            20.4           3.7
                                                            -----         -----         -----         -----

Operating income                                             34.8          38.6          18.1          35.0

Other income                                                  4.4           5.4           4.1           4.9
                                                            -----         -----         -----         -----
Earnings before taxes                                        39.2          44.0          22.2          39.9

Income taxes                                                 11.6          12.3          11.5          11.0
                                                            -----         -----         -----         -----

Net earnings                                                 27.6%         31.7%         10.7%         28.9%
                                                            =====         =====         =====         =====

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

REVENUES
                                      Three Months Ended                 Six Months Ended
                                        September 30,                     September 30,
                                    ---------------------              ---------------------
                                        (in thousands)                    (in thousands)
                                       1997        1998      Change      1997         1998          Change
                                    --------     --------    ------    --------     --------        ------

North American license revenues     $ 73,200     $109,000      49%     $148,399     $223,252           50%
International license revenues        37,001       57,500      55%       69,548      103,753           49%
                                    --------     --------              --------     --------
 Total license revenues              110,201      166,500      51%      217,947      327,005           50%

Maintenance revenues                  52,508       69,398      32%      103,176      134,498           30%
                                    --------     --------              --------     --------
 Total revenues                     $162,709     $235,898      45%     $321,123     $461,503           44%
                                    ========     ========              ========     ========

Product Line Revenues

     The Company's products for the IBM OS/390 mainframe environment accounted for 77% and 75% of total revenues in the quarters ended September 30, 1997 and 1998, and 80% and 75% of total revenues, respectively, in the six-month periods ended September 30, 1997 and 1998. The database utilities and administrative tools for IBM's IMS and DB2 database management systems comprise the largest portion of the Company's mainframe-based and total revenues. These product lines accounted for 57% of total revenues and 60% of license revenues in the quarter ended September 30, 1998 and 56% and 57% of total and license revenues in the six-month period ended September 30, 1998. Total revenues and license revenues from these product lines grew 37% and 54%, respectively, in the second quarter of fiscal 1999, and grew 28% and 38% in the six-month period of fiscal 1999 compared to the respective prior year periods. The Company's other products for the OS/390 mainframe environment contributed 18% of total revenues and 15% of license revenues for the quarter ended September 30, 1998 and contributed 19% and 17% of total and license revenues, respectively, in the six-month period of fiscal 1999. Total revenues and license revenues for these other mainframe products grew 62% and 69%, respectively, in the second quarter of fiscal 1999 and grew 61% and 80% in the six-month period of fiscal 1999.

     The Company's distributed systems product lines comprise the PATROL application and database management solutions, the BEST/1 performance management products, the PATROL DB database administration products and the Company's high-performance database backup and recovery solutions. In total, these product lines contributed 23% and 25% of total revenues for the quarters ended September 30, 1997 and 1998, respectively, and 28% and 25% of license revenues for the same periods. In the six months ended September 30, 1997 and 1998, these product lines contributed 20% and 25% of total revenues and 25% and 26% of license revenues, respectively. Total revenues for these product lines grew 56% and license revenues grew 36% in the second quarter of fiscal 1999, and 80% and 64%, respectively, for the six-months ended September 30, 1998.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


License Revenues

     The Company's license revenues include product license fees, capacity-based license upgrade fees and restructuring fees. Product license fees are generated from the initial licensing of a product and subsequent licenses purchased under the Company's per copy, central processing unit ("CPU") tier-based licensing program. Product license fees also include fees associated with the initial licensing of a product on a MIPS basis. Capacity-based license upgrade fees are charged when a customer acquires the right to run an already licensed product on additional processing capacity, as measured by a CPU tier or by the aggregate processing capacity measured in millions of instructions per second ("MIPS") of all CPUs for which the Company's products are licensed. These license upgrade fees include fees associated with customers' purchasing the right to operate a product on currently installed additional processing capacity and/or on anticipated future processing capacity. Restructuring fees increase the discounts associated with a customer's installed base of products, which, therefore, reduce a customer's future maintenance charges and capacity based upgrade fees pertaining to such installed products.

     The Company's North American operations generated 66% and 65% of total license revenues in the quarters ended September 30, 1997 and 1998, respectively, and 68% of total license revenues in the six-month periods ending on such dates. The 49% growth in North American license revenues in the second quarter of fiscal 1999 over the second quarter of fiscal 1998 was principally derived from increased capacity-based upgrade fees for future capacity and, to a lesser extent, product license fees generated from the company's distributed systems products. For the six months ended September 30, 1998, the 50% increase in North American license revenues over the comparable prior year six-month period is primarily attributable to increased capacity-based upgrade fees for future capacity and product license fees generated from the Company's distributed systems products. Capacity-based upgrade fees for future capacity represented the single largest component of North American license revenues for the quarter and six months ended September 30, 1998 and were a substantial contributor to revenue growth during the period. International license revenues represented 34% and 35% of total license revenues for the quarters ended September 30, 1997 and 1998, respectively, and 32% of total license revenues in the six-month periods ending on such dates. International license revenue growth of 55% from the second quarter of fiscal 1998 to the comparable quarter of fiscal 1999 was derived principally from capacity-based upgrade fees associated with future capacity. For the six months ended September 30, 1998, the 49% increase in international license revenues over the prior year is primarily attributable to capacity-based upgrade fees for future capacity and, to a lesser extent, product license fees generated from the Company's distributed systems products. The Company's license fees for distributed systems products represented the single largest component of international license revenues for the six months ended September 30, 1998.

     Capacity-based upgrade fees include fees for both current and future additional processing capacity. These fees accounted for 34% and 41% of total revenues for the quarters ended September 30, 1997 and 1998, respectively, and 34% and 38% of total revenues for the respective six-month periods. The sustainability and growth of the Company's mainframe-based license revenues are dependent upon these capacity-based upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license agreements

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


allowing them to install the Company's products on an unspecified number of CPUs, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. Additional fees are due if this limit is exceeded. Substantially all of these transactions include upgrade charges associated with additional processing capacity beyond the customer's current usage level and/or a restructuring fee, and many include license fees for additional products. In the quarters ended September 30, 1997 and 1998, the enterprise license fees for future additional processing capacity and license restructurings comprised approximately 24% and 35% of total revenues, respectively, and comprised 25% and 31% of total revenues in the respective six-month periods. The fees associated with future additional mainframe processing capacity typically comprise from one-half to substantially all of the license fees included in the enterprise license transaction. The Company has experienced a strong increase in demand from its largest customers for the right to run its products on increased current and anticipated mainframe processing capacity as enterprises invest heavily in their core OS/390 mainframe information systems. The Company expects that it will continue to be dependent upon these capacity-related license revenue components. With the rapid advancement of distributed systems technology and customers' needs for more functional and open applications, such as pre-packaged ERP applications, to replace legacy systems, there can be no assurance that the demand for mainframe processing capacity or the higher operating effeciencies afforded by the Company's products will continue at current levels. Should this trend slow dramatically or reverse, it would adversely impact the Company's mainframe license revenues and its operating results. See the discussion below under the heading "Certain Risks and Uncertainties that Could Affect Future Operating Results."

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

OPERATING EXPENSES
                                               Three Months Ended                 Six Months Ended
                                                 September 30,                      September 30,
                                             ---------------------              ---------------------
                                                 (in thousands)                     (in thousands)
                                               1997         1998      Change      1997         1998     Change
                                             --------     --------    ------    --------     --------   ------

Selling and marketing                        $ 46,737     $ 69,684      49%     $ 94,138     $134,546     43%
Research and development                       23,281       33,825      45%       44,050       67,654     54%
Cost of maintenance services
    and product licenses                       18,204       25,887      42%       35,719       48,792     37%
General and administrative                     12,635       15,389      22%       23,824       31,591     33%
Acquired research and
    development                                 5,201           --     N/A        65,473       17,304    (74)%
                                             --------     --------              --------     --------
     Total operating expenses                $106,058     $144,785      37%     $263,204     $299,887     14%
                                             ========     ========              ========     ========

Selling and Marketing

         The Company's selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Personnel costs were the largest single contributor to the expense growth in the three months and six months ended September 30, 1998. Selling and marketing headcount increased by 48% from September 30, 1997 to September 30, 1998. This increase was primarily attributable to significant hiring of additional open systems sales representatives and technical sales support consultants. Sales commissions increased in the second quarter and first half of fiscal 1999 as a result of the 51% and 50% increases, respectively, in license revenues. Ongoing commission plan adjustments held sales commission expense growth below license revenue growth. Marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems products and of supporting a growing indirect distribution channel. Other contributors to the increase were significantly higher levels of travel and the opening of additional field sales offices.

Research and Development

         Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


expenses necessary to maintain the Company's data processing center. Increases in the Company's research and development expenses in the second quarter of fiscal 1999 were the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities costs. The Company increased its headcount in the research and development organization by 56% from September 30, 1997 to September 30, 1998. Research and development costs were reduced by amounts capitalized in accordance with Statement of Financial Accounting Standards
(SFAS) No. 86. The Company capitalizes its software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During the second quarter of fiscal 1998 and 1999, the Company capitalized approximately $9,380,000 and $16,886,000, respectively, of software development costs. Capitalized software development costs for the six months ended September 30, 1997 and 1998 were $18,659,000 and $28,054,000, respectively. The growth in capitalized costs is primarily due to increases in new distributed systems product development, the porting of distributed systems products to alternate environments and increased integration development activity.

Cost of Maintenance Services and Product Licenses

         Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of the Company's products and royalty fees. Growth in the cost of maintenance services and product licenses from the second quarter of fiscal 1998 to the second quarter of fiscal 1999 was primarily attributable to an increase in capitalized software amortization; while growth during the first half of fiscal 1999 was due to increases in customer support employees and capitalized software amortization. The Company amortized $4,401,000 and $9,721,000 in the second quarter of fiscal 1998 and 1999, respectively, of capitalized software development costs pursuant to SFAS No. 86. In these periods, the Company expensed $2,734,000 and $3,156,000, respectively, of capitalized software development costs to accelerate the amortization of certain software products. For the six months ended September 30, 1997 and 1998, the Company amortized $8,894,000 and $13,153,000, respectively; including accelerated amortization of $5,639,000 and $4,250,000, respectively. The Company accelerated the amortization of these software products as they were not expected to generate sufficient future revenues which would be required for the Company to realize the carrying value of the assets. The Company expects its cost of maintenance services and product licenses will continue to increase as the Company capitalizes a higher level of software development costs and as the Company builds its distributed systems product support organization, which is less cost-effective than its mainframe support organization because of the complexity and variability of the environments in which the products operate. The distributed systems products operate in a high number of operating environments, including operating systems, DBMSs and ERP applications and require greater ongoing platform support development activity relative to the Company's OS/390 mainframe products.

General and Administrative

         General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, product distribution, facilities

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


management and human resources. Other expenses included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance and costs of managing the Company's foreign currency exposure. Growth in general and administrative expenses for both the three months and six months ended September 30, 1998 over the same periods ended September 30, 1997 was largely due to increased personnel costs and higher costs associated with the related infrastructure to support the Company's growth. Headcount within the general and administrative organizations grew by 39% from September 30, 1997 to September 30, 1998.

Acquired Research and Development and Related Costs

         During the first quarter of fiscal 1998, the Company completed the acquisitions of stock and assets (including in-process research and development) of certain technology companies for an aggregate purchase price of $80,700,000 million, including direct acquisition costs. The Company accounted for these transactions using the purchase method of accounting. During the quarter, the Company recorded a $60,272,000 charge ($57,267,000 net of income tax benefits) for acquired research and development costs.

         During the second quarter of fiscal 1998, the Company completed the acquisitions of stock and assets (including in-process research and development) of certain technology companies for an aggregate purchase price of $6,995,000 million, including direct acquisition costs. The Company accounted for these transactions using the purchase method of accounting. During the quarter, the Company recorded a net of tax charge of $3,381,000 for acquired research and development costs.

         During the first quarter of fiscal 1999, the Company acquired certain technology and technology rights for approximately $23,700,000, including direct acquisition costs. During the quarter, the Company recorded a $17,304,000 charge ($11,246,000 net of income tax benefit) for acquired research and development and related costs.

OTHER INCOME

         For the second quarter of fiscal 1999, other income was $12,685,000, reflecting an increase of 77% over $7,148,000 of other income in the same quarter of fiscal 1998. Other income consists primarily of interest earned on tax-exempt municipal securities, euro bonds, corporate bonds, mortgage securities and money market funds. The increase in other income is primarily due to an increase of approximately $423,627,000 in cash and investment securities from September 30, 1997 to September 30, 1998.

INCOME TAXES

         For the second quarter of fiscal 1999, income tax expense was $29,083,000 compared to $18,877,000 for the same quarter in fiscal 1998. The Company's income tax expense represents the federal statutory rate of 35%, plus certain foreign and state taxes, reduced primarily by the benefit from lower income taxes associated with

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


the Company's European operations and the effect of tax exempt interest earned from cash investments.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth through funds generated from operations. As of September 30, 1998, the Company had cash, cash equivalents and investment securities of $962,599,000.

         The Company did not repurchase any shares on the open market during the first quarter of fiscal 1999 as its stock repurchase program was rescinded by the Board of Directors in connection with the pooling of interests transaction with BGS Systems, Inc. As a result of the proposed Boole transaction noted above, the Company does not expect to reinstate its share repurchase program.

         The Company believes that existing cash balances and funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

B.       CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING
         RESULTS.

         Management's Discussion and Analysis of Results of Operations and Financial Condition contains certain forward looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements included or incorporated by reference in this report or made by management of the Company are forward-looking statements. Examples of forward-looking statements include statements regarding the Company's future financial results, operating results, market positions, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. Numerous important factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from the results implied by these or any other forward looking statements made by, or on behalf, of the Company. There can be no assurance that future results will meet expectations. These important factors, risks and uncertainties include, but are not limited to, those described in the following paragraphs and in the discussion in the Company's March 31, 1998 Annual Report on Form 10-K under the heading "Business," including, without limitation, the discussion under the subheading "Competition, System Dependence."

         Volatility of Stock Price. The Company's stock price has been and is highly volatile. Future revenues, earnings and stock prices may be subject to wide swings, particularly on a quarterly basis, in response to variations in operating and financial results, anticipated revenue and/or earnings growth rates, competitive pressures and other factors. The Company's stock price is based almost completely on current expectations of sustained future revenue and earnings growth rates. Any failure to meet anticipated revenue and earnings levels in a period or any negative change in perceived long-term growth prospects of the Company would likely have a significant adverse effect on the Company's stock price. The growth rates of the Company's license revenues, total revenues, net earnings and earnings per share, excluding one-time charges, have accelerated over the last seven quarters. The Company may not achieve, in future periods, these relatively higher rates of growth.

         Risks of Fluctuating Earnings. The timing and amount of the Company's license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. The Company generally operates with little or no sales backlog and, as a

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


result, license revenues in any quarter are dependent upon contracts entered into or orders booked and shipped in that quarter. Most of the Company's sales are closed at the end of each quarter, and there has been and continues to be a trend toward larger enterprise license transactions, which can have sales cycles of up to a year or more and require approval by a customer's upper management. These transactions are typically difficult to manage and predict. Failure to close an expected individually significant transaction could cause the Company's revenues and earnings in a period to fall short of expectations.

     Additionally, management generally does not know whether revenues and earnings will meet expected results until the final days or day of a quarter. The Company's operating expenses are to a large extent fixed in the short term so that the Company has very limited ability to adjust its planned expenses if revenues fail to meet expectations; therefore, if near-term demand for the Company's products weakens in a given quarter, there would likely be an immediate, material adverse effect on net revenues and operating results, which would likely result in a precipitous drop in the Company's stock price.

     Operating Margin Risks. The Company's operating margins, excluding one-time charges, have ranged from 37% to 45% in recent quarters, which is at the high-end of the range for peer companies. Since the Company's mix of business continues to shift to distributed systems revenues and since research and development, sales, support and distribution costs for distributed systems software products are generally higher than for mainframe products, operating margins will experience more pressure.

     Seasonality of Results. The Company historically realizes greater revenues and net earnings in the latter half of its fiscal year because the quarter ending December 31 coincides with the end of its customers' annual budgetary periods and the quarter ending March 31 coincides with the end of its annual sales plans and fiscal year. For the same reasons, the Company typically reports lower or flat revenues in the first two quarters of a fiscal year than in the last two quarters of the previous fiscal year, resulting in lower operating margins in the first two quarters. The Company historically generates greater revenues in the third and fourth quarters of its fiscal year while maintaining lower rates of expense growth, resulting in higher operating margins during such quarters.

     The Company's financial projections for fiscal 1999 and analysts' expectations are based on significantly higher distributed systems products revenues in the quarters ending December 31, 1998 and March 31, 1999. Although this was the pattern experienced in fiscal 1998, there can be no assurance that this pattern will be maintained. Past financial performance is not a reliable indicator of future performance.

     Risks of International Operations. The Company's future operating results depend on sustained performance improvement by its international offices. In this regard, the economies in Europe and the Pacific Rim regions have been depressed in the past year. The Company's operations and financial results could be significantly adversely affected by changes in foreign currency exchange rates, sluggish regional economic conditions and difficulties in staffing and managing international operations.

     Risks Associated with IBM. The Company derived approximately 74% of its total revenues in fiscal 1998 from software products for IBM and IBM-compatible mainframe computers. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. IBM continues, directly and through third parties, to aggressively enhance its utilities for IMS and DB2 to provide lower cost alternatives to the products provided by the Company and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high speed utility markets over the last

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


twelve months. If IBM is successful in achieving performance and functional equivalence with the Company's products at a lower cost, the Company's business will be materially adversely affected.

     Risk of Reduced Enterprise Licenses. Fees from enterprise license transactions remain a fundamental component of the Company's revenues. Such fees continue to represent an increasingly greater percentage of total mainframe license revenues and of total deferred revenues. In fiscal 1998, enterprise license fees for future additional processing capacity and license restructurings comprised approximately 24% of total revenues. These revenues are dependent upon the Company's customers' continuing to perceive an increasing need to use the Company's existing software products on substantially greater mainframe processing capacity in future periods. If the Company's customers' processing capacity growth were to slow and/or if such customers were to perceive alternatives to relying upon the Company's current mainframe products, the Company's revenues would be adversely impacted. Additionally, the Company expects that even in the absence of reductions in customer demand, its deferred revenue balance may decline over time.

     Risk of Reduced Mainframe Product Pricing. The Company's capacity-based upgrade fees associated with both current and future processing capacity contributed 33% of total revenues in fiscal 1998. The charging of upgrade fees based on running previously licensed software on more powerful computers is standard among mainframe systems software vendors, including IBM. The pricing of these processing capacity-based fees is under constant pressure from customers. IBM is aggressively seeking to reduce the costs of its mainframe systems software. These pricing pressures within the mainframe systems software markets could have an adverse effect on the Company's revenues and earnings.

     Rapid Technological Change and Highly Competitive Industry. The Company operates in a highly competitive industry characterized by rapid technological change. The Company's ability to compete effectively and its growth prospects depend upon many factors, including:

     o    the success of its existing distributed systems products;

     o    the timely introduction of new products into the marketplace;

     o the success of distributed systems products anticipated to be introduced in the future; and

     o the ability of the Company's products to interoperate and perform well with existing and future leading databases and other platforms supported by its products.

     The distributed systems and application management markets in which the Company operates are far more crowded and competitive than its traditional mainframe systems management markets. Certain of the Company's competitors and potential competitors have significantly greater financial, technical, sales and marketing resources than the Company and greater experience in distributed systems development and sales. The Company has experienced long development cycles and product delays in the past, particularly with some of its distributed systems products, and expects to have delays in the future. Delays in new mainframe or distributed systems product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on the Company's revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products.

     Uncertainty Relating to Development of Products for Microsoft Platforms. Microsoft Corporation has significantly increased its focus on developing operating systems, systems management products and databases that will provide "business-critical" class functionality. Specifically, Microsoft is aggressively promoting its BackOffice family of software products, including its Windows NT operating system and its SQL Server relational database management system, as lower cost alternatives to the UNIX operating systems, coupled with relational database management systems from Oracle Corporation, Sybase, Inc., Informix Corporation and other vendors. Microsoft could significantly lower software price points in

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


some of the Company's markets, which could place additional pricing pressure on the Company. The Company has invested and intends to continue to invest in the development of systems management products for Windows NT and BackOffice environments, but there are numerous uncertainties associated with the Company's ability to successfully execute this strategy.

     Risks Associated with Possible Litigation. Litigation seeking to enforce patents, copyrights and trade secrets is increasing in the software industry. There can be no assurance that third parties will not assert that their patent or other proprietary rights are violated by products offered by the Company. Any such claims, with or without merit, can be time consuming and expensive to defend and could have an adverse effect on the Company's business, results of operations, financial position and cash flows.

     Risks Related to Year 2000 Compliance. The Company believes the current versions of its products are Year 2000 compliant. The Company does not intend to make all prior versions of its products Year 2000 compliant and has notified its customers as to which versions will and will not be Year 2000 compliant. The Company has developed transition plans for customers who expect to be using noncompliant versions of the Company's products on or after January 1, 2000 and does not expect to incur significant costs in accommodating them.

     The Company is unaware of any potential material liabilities or operational difficulties associated with Year 2000 compliance of its own internal information systems, which are based on Oracle Corporation's enterprise resource planning system.

     Efforts by customers to address Year 2000 issues may absorb a substantial part of their information technology budgets in the near term. There is much speculation that the cost of Year 2000 compliance efforts will significantly reduce spending on non-Year 2000 products through January 1, 2000. the Company believes that its core customers are well into their Year 2000 compliance programs and that this trend has not materially adversely affected demand for its products to date. The impact of Year 2000 issues on future Company revenue is difficult to assess, but is a risk to be considered in evaluating the Company's future growth.

         Management Changes. In fiscal 1998, the Company announced several executive management and organizational changes involving its Chief Operating Officer, Senior Vice President, Research and Development, and Senior Vice President, European Sales. The Company may make other management and organizational changes in the future. Organizational and management changes are intended to enhance competitiveness, productivity and execution; however, there can be no assurance that they will produce the desired results.

         Success of ASA Strategy. When the Company acquired BGS, it also announced its ASA strategy. The ASA strategy contemplates the development of solutions suites that will ensure the availability, performance and recoverability of an ERP, DBMS or operating system. These solution suites will contain several of the Company's existing products as well as those acquired in the BGS acquisition. The Company intends to design these solution suites to provide customers with a common look and feel for all included products. There can be no assurance that these integration efforts involving separate and distinct products, including those acquired from BGS, will be successful. Also, given the recent announcement of this strategy, the Company cannot predict its acceptance by customers.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


         Recent Acquisitions. With the acquisition of DataTools in May 1997 and BGS in March 1998, the Company has initiated efforts to integrate the disparate cultures, employees, systems and products. In both acquisitions, retention of key employees is critical to ensure the continued advancement, development, support, sales and marketing efforts pertaining to the acquired products. The Company has implemented retention programs to keep many of the key technical, sales and marketing employees. The Company has also elected to retain the principal offices of both DataTools and BGS and has reorganized the management structure at both of these locations. The Company has not historically managed significant, fully staffed business units at locations different from the Company's headquarters. As a result, the Company may experience additional difficulties in integrating its management policies and practices into DataTool's and BGS's operations. The Company has lost key employees that were acquired in these acquisitions, especially at DataTools. The loss of the key employees to date has not been detrimental to the Company's product integration plans, although further losses could cause the product integrations to be significantly delayed. Integration of DataTools SQL-BackTrack products is critical to the completion of the Company's backup, recovery, and restoration strategy. As noted above, integration of BGS's BEST/1 products with PATROL is also critically important to the ASA Strategy. Successful integration of these complex software products having different origins is difficult to predict and achieve. There can be no assurance that these product integrations will meet expectations or be successful.

         Pending Acquisition. On November 2, 1998, the Company announced its intentions to acquire Boole & Babbage, Inc. (Boole) through an exchange of common stock and stock options using an exchange rate of .675 shares of the Company Software common stock for each share of Boole common stock. The acquisition is subject to approval by the Boole stockholders and to review by certain governmental and regulatory bodies. Like the DataTools and BGS acquisitions, the Company faces significant technical and organizational challenges in integrating Boole operations with those of the Company. The Company has plans to implement retention programs to keep many of the key technical, sales and marketing employees. Integration of the Boole products and organizational structure will be difficult, and there can be no assurance that the integration efforts will be successful. For discussion of additional risks related to the proposed merger, see the Company's Registration Statement on Form S-4 filed with the SEC on November 13, 1998.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.

                  Platinum technology, inc. ("Platinum") filed suit against the Company and Boole on November 13, 1998 in the Circuit Court of the Eighteenth Judicial Circuit Chancery Division, DuPage County, Wheaton, Illinois, alleging breach of, and tortious interference with, a standstill and exclusive negotiation agreement between Boole and Platinum. As its remedy, Platinum is seeking an injunction voiding the merger agreement between the Company and Boole and enforcement of an exclusive 120-day period for negotiations with Boole. The Company is investigating this matter.


Item 6.           Exhibits and Reports on Form 8-K


                  (a)  Exhibits.

                       None


                  (b)  Reports on Form 8-K.

                       The Company filed a Form 8-K on November 6, 1998
                  relating to its expected acquisition of Boole and Babbage, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BMC SOFTWARE, INC.


Date:      November 16, 1998               By: /s/ Max P. Watson Jr.
         ----------------------            -------------------------------
                                           Max P. Watson Jr.
                                           Chairman of the Board, President and
                                           Chief Executive Officer



Date:      November 16, 1998               By: /s/ William M. Austin
         ----------------------            -------------------------------
                                           William M. Austin
                                           Senior Vice President and
                                           Chief Financial Officer



Date:      November 16, 1998               By: /s/ Kevin M. Klausmeyer
         ----------------------            -------------------------------
                                           Kevin M. Klausmeyer
                                           Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

  27                Financial Data Schedule