Form 10-Q
period 1998-12-31
BMC SOFTWARE INC
filed 1999-02-16
CIK 835729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended December 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________  to __________________

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

As of February 10, 1999, there were outstanding 217,059,000 shares of Common Stock, par value $.01, of the registrant.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                         Quarter Ended December 31, 1998

                                      INDEX


                                                                                                Page
                                                                                                ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.           Financial Statements                                                             3

                  Condensed Consolidated Balance Sheets
                  December 31, 1998 (Unaudited) and March 31, 1998                                 3

                  Condensed Consolidated Statements of Earnings Three months and nine months ended December 31, 1997
                  and 1998 (Unaudited)                                                             5

                  Condensed Consolidated Statements of Cash Flows Nine months ended December 31, 1997 and 1998
                  (Unaudited)                                                                      6

                  Notes to Condensed Consolidated Financial
                  Statements                                                                       7

Item 2.           Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                                            9

PART II. OTHER INFORMATION
         -----------------

Item 6.           Exhibits and Reports on Form 8-K                                                25

         SIGNATURES                                                                               26
         ----------

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            March 31,       December 31,
                   ASSETS                                     1998              1998
                                                              ----              ----
                                                                            (Unaudited)
Current assets:

         Cash and cash equivalents                        $   72,093        $  123,070

         Investment securities                                56,174            66,569

         Trade accounts receivable, net                      170,778           218,443

         Income tax receivable                                40,805            22,127

         Prepaid expenses and other                           34,028            34,765
                                                          ----------        ----------

                 Total current assets                        373,878           464,974


Property and equipment, net                                  162,996           224,396

Software development costs, net                               63,475            86,686

Purchased software, net                                       32,063            33,287

Investment securities                                        587,806           835,336

Deferred charges and other assets                             28,277            50,187
                                                          ----------        ----------

                                                          $1,248,495        $1,694,866
                                                          ==========        ==========



See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (continued)

                                                                         March 31,         December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                                  1998               1998
                                                                           ----               ----
                                                                                           (Unaudited)
Current liabilities:

  Trade accounts payable                                              $    11,361         $    12,556

  Accrued liabilities and other                                            81,352             118,191

  Current portion of deferred revenue                                     242,821             300,385
                                                                      -----------         -----------

    Total current liabilities                                             335,534             431,132

Long-term Liabilities:

  Deferred revenue and other                                              104,986             160,247

  Other long-term liabilities                                              48,818              48,207
                                                                      -----------         -----------

  Total long-term liabilities                                             153,804             208,454
                                                                      -----------         -----------

    Total liabilities                                                     489,338             639,586

Stockholders' equity:

 Common stock                                                               2,101               2,173

 Additional paid-in capital                                               129,098             110,719

 Retained earnings                                                        729,925             962,975

 Foreign currency translation adjustment                                   (1,543)             (1,298)

 Unrealized gain on securities available for sale                           3,179               7,007
                                                                      -----------         -----------
                                                                          862,760           1,081,576

     Less treasury stock                                                   99,513              19,957

  Less unearned portion of restricted stock compensation                    4,090               6,339
                                                                      -----------         -----------

     Total stockholders' equity                                           759,157           1,055,280
                                                                      -----------         -----------

                                                                      $ 1,248,495         $ 1,694,866
                                                                      ===========         ===========


See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended               Nine Months Ended
                                                      December 31,                     December 31,
                                                ------------------------       -------------------------
                                                   1997           1998            1997            1998
                                                   ----           ----            ----            ----


Revenues:
   Licenses                                     $140,992        $205,236        $358,939        $532,241
   Maintenance                                    55,010          78,171         158,186         212,669
                                                --------        --------        --------        --------

       Total revenues                            196,002         283,407         517,125         744,910
                                                --------        --------        --------        --------

Operating expenses:
   Selling and marketing                          52,836          78,457         146,974         213,005
   Research and development                       27,152          33,786          71,202         101,440
   Cost of maintenance services
       and product licenses                       17,599          27,832          53,318          76,624
   General and administrative                     15,433          21,688          39,257          53,278
   Acquired research and
       development costs                            --              --            65,473          17,304
                                                --------        --------        --------        --------

       Total operating expenses                  113,020         161,763         376,224         461,651
                                                --------        --------        --------        --------

              Operating income                    82,982         121,644         140,901         283,259

Other income                                       8,246          13,102          21,542          35,732
                                                --------        --------        --------        --------

Earnings before taxes                             91,228         134,746         162,443         318,991

Income taxes                                      26,451          35,034          63,307          85,918
                                                --------        --------        --------        --------

Net earnings                                    $ 64,777        $ 99,712        $ 99,136        $233,073
                                                ========        ========        ========        ========

Basic earnings per share                        $    .32        $    .46        $    .49        $   1.08
                                                ========        ========        ========        ========

Shares used in computing basic
  earnings per share                             203,120         216,133         202,864         228,035
                                                ========        ========        ========        ========

Diluted earnings per share                      $    .30        $    .44        $    .46        $   1.02
                                                ========        ========        ========        ========

Shares used in computing diluted                 216,086         228,300         216,310         215,111
  earnings per share                            ========        ========        ========        ========



See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                           December 31,
                                                                      1997             1998
                                                                      ----             ----
Cash flows from operating activities:
     Net earnings (loss)                                          $  99,136         $ 233,073
     Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
         Acquired research and development costs                     65,473            17,304
          Depreciation and amortization                              43,481            49,628
          Net change in receivables,
            payables and other items                                (12,063)          108,302
                                                                  ---------         ---------
              Total adjustments                                      96,891           175,234
                                                                  ---------         ---------
                 Net cash provided by operating activities          196,027           408,307
                                                                  ---------         ---------

Cash flows from investing activities:
     Technology acquisitions, net of cash acquired                  (72,044)           (6,638)
     Purchased software and related assets                           (2,480)           (4,661)
     Capital expenditures                                           (49,436)          (78,710)
     Capitalization of software development                         (27,621)          (46,350)
     Purchases of securities held to maturity                       (69,547)         (293,802)
     Proceeds from securities held to maturity                       66,629            39,705
     Increase in long-term finance receivables                       (9,181)          (24,897)
                                                                   ---------        ---------
                 Net cash used in investing activities             (163,680)         (415,353)
                                                                   ---------        =========

Cash flows from financing activities:
     Income tax reduction relating to stock options                  27,473            38,035
     Stock options exercised and other                               17,231            19,743
     Treasury stock acquired                                        (70,703)               --
                                                                   ---------        ---------
                 Net cash used in financing activities              (25,999)           57,778
                                                                   ---------        ---------

Effect of exchange rate changes on cash                                (664)              245
                                                                   ---------        ---------
Net change in cash and cash equivalents                               5,684            50,977

Cash and cash equivalents at beginning of period                     79,794            72,093
                                                                  ---------         ---------
Cash and cash equivalents at end of period                        $  85,478         $ 123,070
                                                                  =========         =========

Supplemental disclosure of cash flow information:
          Cash paid for income taxes                              $  37,022         $  15,774


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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


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

                                                    Three Months Ended                 Nine Months Ended
                                                        December 31,                      December 31,
                                                       (in thousands)                    (in thousands)
                                                  1997              1998              1997              1998
                                                  ----              ----              ----              ----
Net earnings                                  $  64,777         $  99,712         $  99,136         $ 233,073
Foreign currency translation
   Gains/(losses)                                  (705)              (63)             (663)              245
Unrealized gain/(loss) on securities
   Available for sale                            (1,479)              482             1,832             3,828
                                              ---------         ---------         ---------         ---------
Total comprehensive income                    $  62,593         $ 100,131         $ 100,305         $ 237,146
                                              =========         =========         =========         =========

Note 5 -  Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for the Company at the beginning of its fiscal year 2000; however the Company will adopt SFAS No. 133 beginning January 1, 1999. One of the Company's principal hedging activities is to purchase foreign currency option contracts to hedge anticipated revenue transactions. Upon adopting SFAS No. 133, the Company will reduce deferred option premiums by approximately $1 million. The Company will report the option contracts at fair value each reporting period and the change in the intrinsic value of such contracts will be reported as other comprehensive income. The change in intrinsic value will be reported as the market value changes in the contract occur. Accordingly, the effect could increase the volatility of earnings and other comprehensive income.

Note 6 - Pending Merger

         On November 2, 1998, the Company announced its agreement to merge with Boole & Babbage, Inc. (Boole) (the Merger) through an exchange of common stock and stock options using an exchange rate of .675 shares of BMC Software common stock for each share of Boole common stock. The Company expects to account for this transaction using the pooling of interests method. The Merger is subject to approval by the Boole stockholders and review by the SEC.

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

                                                                    Percentage of Total Revenues
                                                                    ----------------------------
                                                          Three Months Ended            Nine Months Ended

                                                              December 31,                 December 31,
                                                              ------------                 ------------
                                                           1997          1998          1997          1998
                                                           ----          ----          ----          ----
Revenues:
  License                                                  71.9%         72.4%         69.4%         71.5%
  Maintenance                                              28.1          27.6          30.6          28.5
                                                          -----         -----         -----         -----
    Total revenues                                        100.0         100.0         100.0         100.0

Operating expenses:
  Selling and marketing                                    26.9          27.7          28.4          28.6
  Research and development                                 13.9          11.9          13.8          13.6
  Cost of maintenance services
     and product licenses                                   9.0           9.8          10.3          10.3
  General and administrative                                7.9           7.7           7.6           7.2
  Acquired research and development costs                  --            --            12.7           2.3
                                                          -----         -----         -----         -----

Operating income                                           42.3          42.9          27.2          38.0

Other income                                                4.2           4.6           4.2           4.8
                                                          -----         -----         -----         -----
Earnings before taxes                                      46.5          47.5          31.4          42.8

Income taxes                                               13.5          12.4          12.2          11.5
                                                          -----         -----         -----         -----

Net earnings                                               33.0%         35.2%         19.2%         31.3%
                                                          =====         =====         =====         =====

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

REVENUES
                                            Three Months Ended                         Nine Months Ended
                                               December 31,                               December 31,
                                               ------------                               ------------
                                              (in thousands)                             (in thousands)
                                             1997        1998            Change       1997         1998          Change
                                             ----        ----            ------       ----         ----          ------
North American license revenues         $  84,945     $ 124,221            46%     $ 233,344     $ 347,473            49%
International license revenues             56,047        81,015            45%       125,595       184,768            47%
                                        ---------     ---------                    ---------     ---------
 Total license revenues                   140,992       205,236            46%       358,939       532,241            48%

Maintenance revenues                       55,010        78,171            42%       158,186       212,669            34%
                                        ---------     ---------                    ---------     ---------
 Total revenues                         $ 196,002     $ 283,407            45%     $ 517,125     $ 744,910            44%
                                        =========     =========                    =========     =========

Product Line Revenues

     The Company's products for the IBM OS/390 mainframe environment accounted for 69% of total revenues in the quarters ended December 31, 1997 and 1998, and 76% and 73% of total revenues, respectively, in the nine-month periods ended December 31, 1997 and 1998. The database utilities and administrative tools for IBM's IMS and DB2 database management systems comprise the largest portion of the Company's mainframe-based revenues. These product lines accounted for 52% of both total revenues and license revenues in the quarter ended December 31, 1998 and 55% of both total and license revenues in the nine-month period ended December 31, 1998. Total revenues and license revenues from these product lines grew 43% and 56%, respectively, in the third quarter of fiscal 1999, and grew 33% and 44%, respectively, in the nine-month period of fiscal 1999 compared to the prior year period. The Company's other products for the OS/390 mainframe environment contributed 17% of total revenues and 15% of license revenues for the quarter ended December 31, 1998 and contributed 18% and 16% of total and license revenues, respectively, in the nine-month period ended December 31, 1998. Total revenues and license revenues for these other mainframe products grew 53% and 58%, respectively, in the third quarter of fiscal 1999 and grew 58% and 72% in the nine-month period of fiscal 1999.

     The Company's distributed systems product lines comprise the PATROL application and database management solutions, the Best/1 performance management products, the PATROL DB database administration products and the Company's high-performance database backup and recovery solutions. In total, these product lines contributed 31% of total revenues for the quarters ended December 31, 1997 and 1998, respectively, and 38% and 33% of license revenues for the same periods. In the nine months ended December 31, 1997 and 1998, these product lines contributed 24% and 27% of total revenues and 30% and 29% of license revenues, respectively. Total revenues for these product lines grew 44% and license revenues grew 28% in the third quarter of fiscal 1999, and 62% and 46%, respectively, for the nine-months ended December 31, 1998.

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

     The Company's North American operations generated 60% and 61% of total license revenues in the quarters ended December 31, 1997 and 1998, respectively, and 65% of total license revenues in the nine-month periods ending on such dates. The 46% growth in North American license revenues in the third quarter of fiscal 1999 over the third quarter of fiscal 1998 was principally derived from increased capacity-based upgrade fees for future capacity, current capacity and, to a lesser extent, product license fees generated from new licenses of the Company's mainframe products. For the nine months ended December 31, 1998, the 49% increase in North American license revenues over the comparable prior year nine-month period is primarily attributable to increased capacity-based upgrade fees for future and current capacity and product license fees generated from the Company's distributed systems products. Capacity based upgrade fees for future capacity represented the single largest component of North American license revenues for the nine months ended December 31, 1998. International license revenues represented 40% and 39% of total license revenues for the quarters ended December 31, 1997 and 1998, respectively, and 35% of total license revenues in the nine-month periods ending on such dates. International license revenue growth of 45% from the third quarter of fiscal 1998 to the comparable quarter of fiscal 1999 was derived principally from capacity-based upgrade fees associated with current capacity and, to a lesser extent, product license fees generated from the Company's distributed systems products. For the nine months ended December 31, 1998, the 47% increase in international license revenues over the prior year is primarily attributable to product license fees generated from the Company's distributed systems products and, to a lesser extent, capacity based upgrade fees for current capacity.

     Capacity-based upgrade fees include fees for both current and future additional processing capacity. These fees accounted for 29% and 34% of total revenues for the quarters ended December 31, 1997 and 1998, respectively, and 32% and 37% of total revenues for the respective nine-month

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


periods. The sustainability and growth of the Company's mainframe-based license revenues are dependent upon these capacity-based upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license agreements allowing them to install the Company's products on an unspecified number of CPUs, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. Additional fees are due if this limit is exceeded. Substantially all of these transactions include upgrade charges associated with additional processing capacity beyond the customer's current usage level and/or a restructuring fee, and many include license fees for additional products. In the quarters ended December 31, 1997 and 1998, the enterprise license fees for future additional processing capacity and license restructurings comprised approximately 25% and 22% of total revenues, respectively, and comprised 25% and 28% of total revenues in the respective nine-month periods. The fees associated with future additional mainframe processing capacity typically comprise from one-half to substantially all of the license fees included in the enterprise license transaction. The Company has experienced a strong increase in demand from its largest customers for the right to run its products on increased current and anticipated mainframe processing capacity as enterprises invest heavily in their core OS/390 mainframe information systems. The Company expects that it will continue to be dependent upon these capacity-related license revenue components. With the rapid advancement of distributed systems technology and customers' needs for more functional and open applications, such as pre-packaged ERP applications, to replace legacy systems, there can be no assurance that the demand for mainframe processing capacity or the higher operating efficiencies afforded by the Company's products will continue at current levels. Should this trend slow dramatically or reverse, it would adversely impact the Company's mainframe license revenues and its operating results. See the discussion below under the heading "Certain Risks and Uncertainties that Could Affect Future Operating Results."

Maintenance and Support Revenues

     Maintenance and support revenues represent the ratable recognition of fees to enroll licensed products in the Company's software maintenance, enhancement and support program, and recognition of revenues associated with the Company's services business. Maintenance and support enrollment entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems and applications. These fees are generally charged annually and equal 15% to 20% of the list price of the product at the time of renewal, less any applicable discounts. Maintenance revenues also include the ratable recognition of the bundled fees for any first-year maintenance services covered by the related perpetual license agreement. The Company continues to invest heavily in product maintenance and support and believes that maintaining its reputation for superior product support is a key component of its value pricing model.

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

OPERATING EXPENSES
                                             Three Months Ended                     Nine Months Ended
                                                December 31,                           December 31,
                                                ------------                           ------------
                                               (in thousands)                         (in thousands)
                                              1997        1998           Change      1997         1998    Change
                                              ----        ----           ------      ----         ----    ------
Selling and marketing                      $ 52,836     $ 78,457           48%     $146,974     $213,005     45 %
Research and development                     27,152       33,786           24%       71,202      101,440     42 %
Cost of maintenance services
    and product licenses                     17,599       27,832           58%       53,318       76,624     44 %

General and administrative                   15,433       21,688           40%       39,257       53,278     36 %
Acquired research and
    development                                --           --            N/A        65,473       17,304    (74)%
                                           --------     --------                  --------      --------

     Total operating expenses              $113,020     $161,763           43%     $376,224     $461,651     23 %
                                           ========     ========                   ========     ========

Selling and Marketing

         The Company's selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Personnel costs were the largest single contributor to the expense growth in the three months and nine months ended December 31, 1998. Selling and marketing headcount increased by 58% from December 31, 1997 to December 31, 1998. This increase was primarily attributable to significant hiring of additional open systems sales representatives and technical sales support consultants. Sales commissions increased in the third quarter and first nine months of fiscal 1999 as a result of the 46% and 48% increases, respectively, in license revenues. Improved sales representative productivity, coupled with normal commission plan modifications, held sales commission expense growth below license revenue growth. Marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems products and of supporting a growing indirect distribution channel. Other contributors to the increase were significantly higher levels of travel and entertainment expenses.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


Research and Development

         Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain the Company's data processing center. Increases in the Company's research and development expenses in the third quarter of fiscal 1999 were the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities costs. The Company increased its headcount in the research and development organization by 60% from December 31, 1997 to December 31, 1998. Research and development costs were reduced by amounts capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. The Company capitalizes its software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During the third quarter of fiscal 1998 and 1999, the Company capitalized approximately $8,963,000 and $17,935,000, respectively, of software development costs. Capitalized software development costs for the nine months ended December 31, 1997 and 1998 were $27,621,000 and $46,350,000, respectively. The growth in capitalized costs is primarily due to increases in new distributed systems product development, the porting of distributed systems products to alternate environments and increased integration development activity.

Cost of Maintenance Services and Product Licenses

         Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of the Company's products and royalty fees. Growth in the cost of maintenance services and product licenses during the first nine months of fiscal 1999 was due to increases in customer support employees and capitalized software amortization. The Company amortized $4,106,000 and $9,626,000 in the third quarter of fiscal 1998 and 1999, respectively, of capitalized software development costs pursuant to SFAS No. 86. In these periods, the Company expensed $1,925,000 and $6,258,000, respectively, of capitalized software development costs to accelerate the amortization of certain software products. For the nine months ended December 31, 1997 and 1998, the Company amortized $13,000,000 and $23,139,000, respectively; including accelerated amortization of $7,564,000 and $10,508,000, respectively. The Company accelerated the amortization of these software products as they were not expected to generate sufficient future revenues which would be required for the Company to realize the carrying value of the assets. The Company expects its cost of maintenance services and product licenses will continue to increase as the Company capitalizes a higher level of software development costs and as the Company builds its distributed systems product support organization, which is less cost-effective than its mainframe support organization because of the complexity and variability of the environments in which the products operate. The distributed systems products operate in a high number of operating environments, including operating systems, DBMSs and ERP applications and require greater ongoing platform support development activity relative to the Company's OS/390 mainframe products.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


General and Administrative

         General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, product distribution, facilities management and human resources. Other expenses included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance and costs of managing the Company's foreign currency exposure. Growth in general and administrative expenses for both the three months and nine months ended December 31, 1998 over the same periods ended December 31, 1997 was largely due to increased personnel costs and higher costs associated with the related infrastructure to support the Company's growth. Headcount within the general and administrative organizations grew by 42% from December 31, 1997 to December 31, 1998.

Acquired Research and Development and Related Costs

         The Company did not incur acquired in-process research and development (IPR&D) costs during the quarters ended December 31, 1997 and 1998. Acquired IPR&D costs for the nine months ended December 31, 1997 and 1998 were $65,473,000 and $17,304,000, respectively. These technology charges related to the acquisition of DataTools and acquisitions of in-process technologies.

         The following table presents information, in thousands, concerning the purchase price allocations for the acquisitions accounted for under the purchase method for the nine months ended December 31, 1997 and 1998.

                                                                                                   Total
  Company Name                       Software     Acquired IPR&D    Goodwill        Other          Price
  ------------                       --------     --------------    --------        -----          -----
Fiscal 1998:
   DataTools                          $15,000        $54,372        $ 2,282        $ 1,732        $73,000
   Sento                                1,800          6,286           --             --            8,086
   Software Partners                    1,700          4,815           --             --            6,515
                                      -------        -------        -------        -------        -------
                                      $18,500        $65,473        $ 2,282        $ 1,732        $87,601
                                      =======        =======        =======        =======        =======
Fiscal 1999:
   Nastel                             $  --          $ 6,000        $  --          $  --          $ 6,000
   Envive                               6,400         11,304           --             --           17,704
                                      -------        -------        -------        -------        -------
                                      $ 6,400        $17,304        $  --          $  --          $23,704
                                      =======        =======        =======        =======        =======


         The Company acquired DataTools in May 1997, for an aggregate purchase price of $73 million. DataTools owns certain Relational Database Management Systems (RDBMS) specific back-up products that were sold as stand-alone products. Its' flagship product is called SQL Backtrack (SQL-BT). DataTools was in the process of developing numerous products and enhanced versions of products, including next generation versions of SQL-BT for the Informix platform
(SQI) and the Oracle platform (SBO), as well as first generation products for the Microsoft SQL (SBM) and Sybase IDR (SBS/I) platforms. The Company allocated approximately $18.6 million of the

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


purchase price to developed technology, workforce and goodwill. The Company allocated approximately $54.4 million to acquired IPR&D. The most significant four specific development projects, which comprised $40.6 million (74%) of the acquired IPR&D, pertained to the above mentioned projects. The primary remaining efforts associated with the IPR&D included code completion in several key areas, such as logical extraction and piecemeal back-up and recovery, large database support and performance-related functionality. As of the acquisition date, the expected costs to complete the IPR&D were, on a calendar year basis, approximately $2.9 million in 1997, $4.7 million in 1998, $2.1 million in 1999, and $729,000 in 2000. The Company has made significant progress towards the completion of most of the underlying IPR&D projects. With respect to the estimated completion costs, the Company is below these forecasted amounts as a result of decisions to terminate certain of the IPR&D projects (such as the SBS/I project noted below) and more efficient development efforts than anticipated. The following summarizes the four primary projects pertaining to the DataTools IPR&D.

         The Company spent approximately $700,000 through March 31, 1998 on the SBM product in addition to the approximate $750,000 spent by DataTools prior to the acquisition. The Company released this product in April 1998.

         The SBO product was released in June 1998 for both the NT and Unix environments. The IPR&D was successfully completed resulting in new functionality in several areas, including back-up and recovery scheduling, remote BU&R, archive log management and a graphical user interface. The Company spent approximately $1.7 million in completing these technologies subsequent to the DataTools acquisition.

         BMC abandoned the SBS/I project, on which DataTools had spent approximately $1 million in research and development. BMC made this decision based on concerns over market demand and the allocation of Sybase resources to the core Sybase product. The Company spent less than $500,000 on this technology prior to deciding to cancel this development project.

         The Company spent approximately $1 million on SBI through March 31, 1998, in addition to the approximate $500,000 spent by DataTools prior to the transaction. As a result, Version 2.0 of this product was released in April 1998.

         In June 1997, the Company acquired technology from Sento Technical Innovations, Inc. The Company has since abandoned the technology and expensed the entire purchase price.

         In July 1997, the Company acquired certain software code from Software Partners/32, Inc. (Software Partners) for a total purchase price of $6.5 million. The Company allocated $1.7 million of the purchase price to completed technology and $4.8 million to acquired IPR&D. This code permits file system back-up and recovery, but was not competitive with the leading products in this market. While

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


the acquired code contained certain key functionality, it was incomplete in various aspects. As a result, the Company attempted to complete this code by, among other things, developing support for dual network hosts, enhancing the interface with the SQL-BT object back-up stream interface (OBSI), developing support for SBI and SBM and developing support for code and integrating it into its Patrol recovery manager product. These efforts were unsuccessful, and the Company is now attempting to complete the code and integrate it into a planned distributed systems application recovery management product scheduled to be released in the latter part of fiscal 2000. The expected costs to complete the IPR&D (and to integrate the technology into the application recovery product) are approximately $720,000 in fiscal 1999 and $1,200,000 in fiscal 2000. The allocation of purchase price to completed technology reflects the estimated discounted future cash flows associated with the twenty or so customers using the existing technology. Cumulative revenues through March 31, 1998 from such customers were less than $100,000.

         In the latter part of fiscal 1998, the Company was in the process of designing a middleware management product to assist customers with optimizing middleware performance and with handling enterprise environmental changes. In this regard, in April 1998, the Company acquired a license from Nastel Technologies, Inc. (Nastel) for certain infrastructure source code for use in its MQ management product that was under development, but had not yet reached technological feasibility. Accordingly, the Company allocated the entire $6 million purchase price to IPR&D. BMC completed the acquired IPR&D by creating an effective installation routine, developing an automated MQ configuration routine, fortifying the underlying Nastel database and modifying the code to work in environments with complementary management products. Upon completion of the IPR&D, the Company completed the initial related product after developing efficient data collection, user interface and business logic code. The Company incurred approximately $1.6 million in development costs prior to the release of its middleware management product in the third quarter of fiscal 1999.

         In June 1998, BMC entered into a technology agreement with Envive Corporation (Envive) primarily to strengthen BMC's ERP business management solutions to provide better diagnostic and correlation ability, service level management and end-to-end monitoring capability. The Company also secured the rights to distribute certain products in the SAP management market. The Company's committed costs associated with the transaction approximated $17.7 million. The Company allocated

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


$6.4 million of the transaction to software assets, prepaid royalties and interest. The remaining $11.3 million was allocated to acquired IPR&D which had not reached technological feasibility as of the date of the transaction. The Company believes the acquired IPR&D is approximately 45% complete towards development of end-to-end and service level management functionality across the major ERP platforms, but there is no assurance that it will be successful in developing such marketable technology. The Company expects costs to complete the IPR&D will approximate $250,000 in fiscal 1999, $1,900,000 in fiscal 2000 and $400,000 in fiscal 2001.

         The values assigned to acquired IPR&D in the above mentioned transactions were generally determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projections used to value the acquired in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. Operating expenses were estimated based on historical results and anticipated profit margins. Due to purchasing power increases and general economies of scale, estimated operating expenses as a percentage of revenues were, in some cases, estimated to decrease after the acquisitions.

         The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations. Due to the nature of the forecast and risks associated with the projected growth, profitability and the developmental nature of the projects, discount rates of 16% to 20% were generally appropriate for the acquired in-process research and development. These discount rates were commensurate with the respective stage of development and the uncertainties in the economic estimates described above. If the acquired IPR&D projects are not successfully completed, the Company's business, operating results, and financial condition may be materially adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

         In connection with the normal Securities and Exchange Commission (SEC) review of BMC Software's registration statement filed pursuant to its planned merger with Boole & Babbage, Inc., (Boole) the SEC has requested additional analysis and information pertaining to certain charges for acquired, in-process research and development (IPR&D). The charges being challenged are the $54.4 million DataTools charge in fiscal 1998 and the $11.3 million Envive charge in fiscal 1999. The SEC is reviewing such charges utilizing guidance issued by the SEC in a letter to the American Institute of Certified Public Accountants (AICPA) dated September 9, 1998. If the Company were to revise its treatment of these acquisitions, the impact would be to increase long-term assets and net income in the quarters of the transactions and to increase non-cash amortization expense in quarters subsequent to the transactions. While it is the Company's belief that its original treatment of these transactions was appropriate, it may be required to apply the guidance mentioned above and revise its previously reported results. If such revision is required, the Company estimates that the impact would not exceed $.01 per share, per quarter, which the Company believes is not material to its previously reported results nor its expected future results.

OTHER INCOME

         For the third quarter of fiscal 1999, other income was $13,102,000, reflecting an increase of 59% over $8,246,000 of other income in the same quarter of fiscal 1998. Other income consists primarily of interest earned on tax-exempt municipal securities, euro bonds, corporate bonds, mortgage securities and money market funds. The increase in other income is primarily due to an increase of approximately $473,000,000 in cash and investment securities from December 31, 1997 to December 31, 1998.

INCOME TAXES

         For the third quarter of fiscal 1999, income tax expense was $35,034,000 compared to $26,451,000 for the same quarter in fiscal 1998. The Company's income tax expense represents the federal statutory rate of 35%, plus certain foreign and state taxes, reduced primarily by the benefit from lower income taxes associated with the Company's European operations and the effect of tax exempt interest earned from cash investments.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth through funds generated from operations. As of December 31, 1998, the Company had cash, cash equivalents and investment securities of $1,024,975,000.

         The Company did not repurchase any shares on the open market during the first nine months of fiscal 1999 as its stock repurchase program was rescinded by the Board of Directors in connection with the pooling of interests transaction with BGS Systems, Inc. As a result of the proposed Boole transaction noted above, the Company does not expect to reinstate its share repurchase program.

         The Company believes that existing cash balances and funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

COMPARATIVE INFORMATION

         In connection with the above mentioned SEC review of the proposed merger with Boole, the SEC has indicated that it disagrees with the Company's position and that of its independent accountants, Arthur Andersen LLP, that the BGS Systems, Inc. (BGS) pooling transaction in March of 1998 did not warrant restatement of prior period results on the basis of materiality. The Company intends to discuss this matter further with the SEC. However, the Company may be required to restate its fiscal 1998 Form 10K and its three fiscal 1999
Form 10Q's (inclusive) to reflect BGS's results of operations and financial position for all periods presented. Such restatement would affect presentation matters only and have no impact on the Company's current and future results of operations.

B.       CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING
         RESULTS.

         BMC's Stock Price is Volatile. BMC's stock price has been and is highly volatile. BMC's stock price is based almost completely on current expectations of sustained future revenue and earnings growth rates. Any failure to meet anticipated revenue and earnings levels in a period or any negative change in perceived long-term growth prospects of the combined company would likely have a significant adverse effect on the combined company's stock price. The growth rates of BMC's license revenues, total revenues, net earnings and earnings per share, excluding one-time charges, have accelerated over the last seven quarters. BMC may not achieve, in future periods, these relatively higher rates of growth.

         BMC's Earnings Associated with License Revenues May Fluctuate. The timing and amount of BMC's license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. BMC generally operates with little or no sales backlog and, as a result, license revenues in any quarter are dependent upon contracts entered into or orders booked and shipped in that quarter. Most of BMC's sales are closed at the end of each quarter, and there has been and continues to be a trend toward larger enterprise license transactions, which can have sales cycles of up to a year or more and require approval by a customer's upper management. These transactions are typically difficult to manage and predict. Failure to close an expected individually significant transaction could cause BMC's revenues and earnings in a period to fall short of expectations. BMC generally does not know whether revenues and earnings will meet expected results until the final days or day of a quarter.

         BMC May Receive Less Revenues From Enterprise Licenses. Fees from enterprise license transactions remain a fundamental component of BMC's revenues. There is a risk that BMC's revenues could be adversely affected because of a reduction in fees from enterprise licenses. Enterprise license fees continue to represent an increasingly greater percentage of BMC's total mainframe license revenues. In fiscal 1998, enterprise license fees for future additional processing capacity and license restructurings comprised approximately 24% of BMC's total revenues. These revenues are dependent upon BMC's customers' continuing to perceive an increasing need to use BMC's existing software products on substantially greater mainframe processing capacity in future periods. If BMC's customers' processing capacity

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


growth were to slow and/or if such customers were to perceive alternatives to relying upon BMC's current mainframe products, BMC's revenues would be adversely impacted.

         Prices for BMC's Mainframe Products Could Decline. There is a risk that pricing pressures within the mainframe systems software markets could have an adverse effect on BMC's revenues and earnings. BMC's capacity-based upgrade fees associated with both current and future processing capacity contributed 33% of total revenues in fiscal 1998. The charging of upgrade fees based on running previously licensed software on more powerful computers is standard among mainframe systems software vendors, including IBM. The pricing of these processing capacity-based fees is under constant pressure from customers, and IBM is aggressively seeking to reduce the costs of its mainframe systems software.

         BMC's High Operating Margins Could Decline. There is a risk that BMC will not be able to sustain its high operating margins which would adversely affect its earnings. BMC's operating margins, excluding one-time charges, have ranged from 37% to 45% in recent quarters, which is at the high-end of the range for peer companies. Since BMC's mix of business continues to shift to distributed systems revenues and since research and development, sales, support and distribution costs for distributed systems software products are generally higher than for mainframe products, operating margins will experience more pressure.

         IBM Could Affect BMC's Business. If IBM is successful in achieving performance and functional equivalence with BMC's products at a lower cost, BMC's business will be materially adversely affected. BMC derived approximately 74% of its total revenues in fiscal 1998 from software products for IBM and IBM-compatible mainframe computers. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. IBM continues, directly and through third parties, to aggressively enhance its utilities for IMS and DB2 to provide lower cost alternatives to the products provided by BMC and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high speed utility markets over the last twelve months.

         Rapid Technological Change Could Adversely Affect BMC's Business. BMC's inability to keep pace with technological change in its industry would have an adverse effect on its revenues and earnings. BMC operates in a highly competitive industry characterized by rapid technological change. The distributed systems and application management markets in which BMC operates are far more crowded and competitive than its traditional mainframe systems management markets. BMC's ability to compete effectively and its growth prospects depend upon many factors, including:

         - the success of its existing client/server systems products;

         - the timely introduction and success of future software products; and

         - the ability of BMC's products to interoperate and perform well with existing and future leading databases and other platforms supported by its products.

         BMC has experienced long development cycles and product delays in the past, particularly with some of its client/server systems products, and expects to have delays in the future. Delays in new mainframe or client/server systems product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on BMC's revenues and earnings. New products or new versions of existing products

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products.

         BMC Could Have Difficulty Developing Products for Microsoft
Platforms. Microsoft could significantly lower software price points in some of BMC's markets, which could place additional pricing pressure on BMC. BMC has invested and intends to continue to invest in the development of systems management products for Windows NT and BackOffice environments, but there are numerous uncertainties associated with BMC's ability to successfully execute this strategy. Microsoft Corporation has significantly increased its focus on developing operating systems, systems management products and databases that will provide business-critical class functionality. Specifically, Microsoft is aggressively promoting its BackOffice family of software products, including its Windows NT operating system and its SQL Server relational database management system, as lower cost alternatives to the UNIX operating systems, coupled with relational database management systems from Oracle Corporation, Sybase, Inc., Informix Corporation and other vendors.

         There Are Risks Associated with BMC's International Operations. BMC's operations and financial results could be significantly adversely affected by changes in foreign currency exchange rates, sluggish regional economic conditions, particularly in Europe and the Pacific Rim, and difficulties in staffing and managing international operations. BMC's future operating results depend on sustained performance improvement by its international offices. In this regard, the economies in Europe and the Pacific Rim regions have been depressed in the past year.

         There Are Risks Related to Year 2000 Compliance. The impact of Year 2000 issues on future BMC revenue is difficult to assess, but is a risk to be considered in evaluating BMC's future growth. BMC believes the current versions of its products are Year 2000 compliant. BMC does not intend to make all prior versions of its products Year 2000 compliant and has notified its customers as to which versions will and will not be Year 2000 compliant. BMC has developed transition plans for customers who expect to be using noncompliant versions of BMC's products on or after January 1, 2000 and does not expect to incur significant costs in accommodating them.

         BMC is unaware of any potential material liabilities or operational difficulties associated with Year 2000 compliance of its own internal information systems, which are based on Oracle Corporation's enterprise resource planning system.

         Efforts by customers to address Year 2000 issues may absorb a substantial part of their information technology budgets in the near term. There is much speculation that the cost of Year 2000 compliance efforts will significantly reduce spending on non-Year 2000 products through January 1, 2000. BMC believes that its core customers are well into their Year 2000 compliance programs and that this trend has not materially adversely affected demand for its products to date.

         Pending Acquisition. On November 2, 1998, the Company announced its agreement to acquire Boole through an exchange of common stock and stock options using an exchange rate of .675 shares of the Company's common stock for each share of Boole common stock. The acquisition is subject to approval by the Boole stockholders and to review by the SEC. The Company faces significant technical and organizational challenges in integrating Boole operations with those of the Company. The Company has plans to implement retention programs to keep many of the key technical, sales and marketing employees. Integration of the Boole products and organizational structure will be difficult, and there can be no assurance that the integration efforts will be successful. Boole is a party to the litigation described in Item 1. Legal Proceedings. If the merger is completed, the combined company will be responsible for any liabilities with respect to such litigation. For discussion of additional risks related to the proposed merger, see the Company's Registration Statement on Form S-4 filed with the SEC on February 3, 1999.

FORWARD-LOOKING INFORMATION

         Certain of the information relating to BMC contained or incorporated by reference in this Form 10-Q is forward-looking in nature. All statements included or incorporated by reference in this Form 10-Q or made by management of BMC other than statements of historical fact regarding

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


BMC are forward-looking statements. Examples of forward-looking statements include statements regarding BMC's future financial results, operating results, market positions, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this Risk Factors section. These and many other factors could affect the future financial and operating results of BMC. These factors could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by or on behalf of BMC.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



Item 1.           Legal Proceedings.

         On November 13, 1998, Platinum Technology, Inc. ("Platinum") filed a complaint against the Company and Boole & Babbage, Inc. ("Boole") and a motion for preliminary injunction in the Circuit Court of the Eighteenth Circuit Chancery Division, DuPage County, Wheaton, Illinois. The complaint alleged that Boole was in breach of a standstill and exclusive negotiation agreement with Platinum, and that the Company tortiously interfered with that alleged agreement when it negotiated and executed the merger agreement with Boole. Based upon its complaint, Platinum sought to enjoin the merger between the Company and Boole and require Boole to negotiate exclusively with Platinum for a full and uninterrupted 120-day period.

         In early January 1999, Platinum withdrew its motion for preliminary injunction by which it sought to enjoin the merger and to require Boole to negotiate exclusively with Platinum for a full and uninterrupted 120-day period, and filed under seal a motion for permission to amend its complaint. On January 5, 1999, Platinum announced that by its proposed amended complaint, it would seek damages of at least $30 million as its remedy against Boole and it would dismiss the Company as a defendant in its lawsuit.

         On January 22, 1998, the court granted Platinum permission to amend its complaint to seek damages against Boole and to dismiss the Company from the litigation.

Item 6.           Exhibits and Reports on Form 8-K


                  (a)  Exhibits.

                       None


                  (b)  Reports on Form 8-K.

                       January 8, 1999 - Change in status regarding further developments in the ongoing litigation among Platinum, Boole and BMC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BMC SOFTWARE, INC.


Date: February 15, 1999            By: /S/ Max P. Watson Jr.
     ----------------------           ----------------------------------------
                                       Max P. Watson Jr.
                                       Chairman of the Board, President and
                                       Chief Executive Officer



Date: February 15, 1999            By: /S/ William M. Austin
    -----------------------            ----------------------------------------
                                       William M. Austin
                                       Senior Vice President and
                                       Chief Financial Officer



Date: February 15, 1999            By: /S/ Kevin M. Klausmeyer
     ----------------------           ----------------------------------------
                                       Kevin M. Klausmeyer
                                       Chief Accounting Officer