Form 10-K/A
period 1998-03-31
BMC SOFTWARE INC
filed 1999-02-24
CIK 835729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in this report:

          Definitive Proxy Statement filed in connection with the registrant's Annual Meeting of Stockholders currently scheduled to be held on August 24, 1998 (Part III of this Report)

          Such Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by
          reference.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        EXPLANATORY NOTE TO FORM 10-K/A

     The Registrant is filing on this Amendment No. 1 on Form 10-K/A:

          (i) audited consolidated financial statements as of March 31, 1997 and 1998 and for each of the three years in the period ended March 31, 1998; and

          (ii) management's discussion and analysis of financial condition and results of operations for each of the periods described above, all of which have been restated to reflect the operations of BGS Systems, Inc. ("BGS") which was acquired in March 1998 in a transaction accounted for under the pooling of interests method of accounting.

     The BGS acquisition had been accounted for as an immaterial pooling of interests transaction for which prior periods were not restated to reflect BGS operations in the Registrant's fiscal 1998 Annual Report on Form 10-K. The restatement resulted from a change in the Registrant's evaluation of the materiality of BGS's results of operations and financial position relative to the Registrant's prior period financial statements.

     The Items of Form 10-K affected by this Amendment No. 1 on Form 10-K/A are as follows:

     Part I -- Item 1.        Business
                              Market for Registrant's Common Equity and Related
     Part II -- Item 5.       Stockholder Matters
     Part II -- Item 6.       Selected Financial Data
                              Management's Discussion and Analysis of Financial Condition
     Part II -- Item 7.       and Results of
                              Operations
     Part II -- Item 8.       Financial Statements and Supplementary Data
                              Exhibits, Financial Statement Schedules and Reports on Form
     Part IV -- Item 14.      8-K

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

     BMC's software products address the three predominant operating environments of enterprise computing: 1) the International Business Machine ("IBM") OS/390 mainframe operating system; 2) the various UNIX operating systems employed by leading hardware manufacturers such as Hewlett Packard Company ("HP"), Sun Microsystems, Inc. ("Sun"), IBM and Digital Equipment Corporation and 3) Microsoft Corporation's ("Microsoft" or "MS") rapidly emerging MS Windows NT operating system. BMC's core products address the performance, availability and recovery of these operating systems and the most prevalent database management systems ("DBMSs") used with them. DBMSs, when loaded with data, comprise the databases that store all of the information an application generates and requires. In addition to storing and organizing the data, the DBMSs allow an application to access, retrieve, manipulate and analyze it. The primary DBMSs employed in the three enterprise operating environments are: IBM's IMS and DB2 for the OS/390 platform; Oracle Corporation ("Oracle"), Informix Software, Inc. ("Informix"), Sybase, Inc. ("Sybase") and DB2/2 for the UNIX platform; and MS SQL Server and Oracle for the Windows NT platform. The operating systems and DBMSs form the backbone of the transaction intensive IT systems that are critical to both the day-to-day operations and the long-term strategies of BMC's customers. These IT systems are continuously growing in size and complexity. Since BMC's inception, one of its key focuses and competencies has been improving the performance, availability, reliability, recoverability and ease of use of these DBMSs.

     Over the past four years, BMC has devoted significant resources to building its distributed systems software products and sales channels. To date, these efforts have centered around the PATROL application availability and monitoring products. In fiscal 1998, PATROL application and other distributed systems management products generated $222 million in revenues, representing an increase of 81% over the prior fiscal year and 28% of total revenues. While building its distributed systems management business, BMC has continued to invest in and enhance its many products for the OS/390 mainframe platform. Of these, the most important are the high performance utilities for the IMS and DB2 DBMSs and the database administration products for DB2. The high performance utilities maximize the availability of large IMS and DB2 databases by providing core services, such as copying, loading, unloading and reorganizing a database, at very high levels of performance and reliability. The administrative products for DB2 include a DB2 performance monitor and the change management products for DB2, which automate routine and repetitive tasks necessary to the operation of large DB2 databases. The high performance utilities for IMS and DB2 and the administrative products for DB2 generated approximately 54% of total revenues in fiscal 1998.

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

     The following table sets forth the primary operating systems, DBMSs and applications that PATROL manages and the various systems management tools with which PATROL is integrated:

                                                                                       INTEGRATION WITH
                                                                                         OTHER SYSTEMS
OPERATING SYSTEMS           DBMSS              APPLICATIONS        MIDDLEWARE         MANAGEMENT PRODUCTS
-----------------           -----              ------------        ----------         -------------------
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

     In furtherance of its ASA strategy and to complement the PATROL product suite, BMC acquired BGS Systems, Inc. ("BGS") in March 1998 in a $300 million stock-for-stock merger accounted for as a pooling-of-interests. The financial results reflected in this Form 10-K/A include the results of BGS for all periods presented. BGS is a leading vendor of software tools that collect and analyze information about how a mainframe or distributed application and its underlying components are performing. Using this performance data and analysis, the BGS BEST/1(R) products can be used to tune the system and to predict how it will behave under various scenarios, such as increased load, and BMC believes the BEST/1 products have unique capabilities to analyze and predict the performance of the various IT system components on an aggregated, holistic basis and that these capabilities will represent a strong strategic fit with PATROL's efficiency, quality and depth of data collection and broad platform support. BMC intends to tightly integrate the BEST/1 and PATROL product families.

     To extend its capabilities to back-up, recover and restore an application or DBMS, BMC acquired in May 1997 DataTools, Inc. ("DataTools") in a $73 million transaction, which was accounted for using the purchase method. DataTools is a leading developer of back-up and recovery tools for the Oracle, Sybase and MS SQL Server DBMSs. The DataTools products automate and increase the speed for the many sequential steps and processes associated with backing up and recovering a large database. They also allow a customer to back-up a database incrementally, meaning that only changed data is copied and backed-up, not the entire database. This greatly increases the speed and frequency of back-ups. BMC is integrating the DataTools SQL-

BackTrack(TM) products with its PATROL Recovery Manager product line to enable users to provide for and control multiple back-up and recovery scenarios from a single point of control.

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

     BMC's distribution strategy is based upon its well established direct sales channel, which is concentrated on the 1,000 largest information technology users worldwide. BMC is rapidly building its direct sales channel for its distributed systems products. BMC hired over 130 additional distributed systems sales representatives and technical sales consultants in fiscal 1998 and employed 250 distributed sales representatives and 177 technical sales consultants at March 31, 1998. To assist customers in implementing its products and to broaden its market coverage, BMC is: 1) opening supplemental field sales offices in major cities that are staffed with both sales and pre-sales technical support personnel, 2) building a product implementation services capability and 3) establishing an indirect channel of value added resellers and systems integrators. The PDN program is also designed to stimulate demand for and acceptance of PATROL by encouraging third parties to build businesses around PATROL.

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

     The high availability utilities and administrative tools for IMS/DB and DB2 have historically been BMC's largest revenue source. Large enterprise DBMSs require periodic maintenance in order to optimize performance and ensure data integrity. These maintenance processes are time consuming and often render the DBMS inaccessible to users, thus disrupting business operations. BMC's high availability utilities dramatically increase the speed of these maintenance processes and condense the number of steps required, resulting in higher DBMS and application availability. The IMS and DB2 high availability utilities automate and speed routine, required database maintenance tasks such as loading, unloading, reorganizing and checking the integrity of the database. The database administration products for IBM's DB2 DBMS provide for the creation, modification, migration and versioning of database schema and can initiate the activities of the database utilities to provide maintenance functions and increase performance. These products generated over 44%, 38% and 35% of total revenues in fiscal 1996, 1997 and 1998, respectively, and higher percentages of net earnings. In addition to the utilities and administrative tools for IMS and DB2 discussed above, BMC offers high availability utilities for the IMS Fast Path environment and enhancements to the IMS/TM environment. These products contributed approximately 6%, 7% and 5% of total revenues for fiscal 1996, 1997 and 1998, respectively.

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

     The PATROL application management product suite contributed approximately 8%, 11% and 16% of total revenues in fiscal 1996, 1997 and 1998, respectively.

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

     The BEST/1 performance assurance software products measure, analyze, trend, predict and report the performance of a customer's computer system and network. These software products enable customers to make more efficient use of their existing hardware, software and computer personnel and to plan for the most cost-effective expansion of their computer operations to meet increasing loads. The predictive capabilities of the BEST/1 performance assurance products are designed to allow customers to anticipate system bottlenecks and performance problems and take preventative corrective action. The BEST/1 products support all of the major mainframe, midrange and workstation platforms, including the OS/390, Unix and MS Windows NT operating environments. BGS revenues, most of which relate to BEST/1, generated approximately 9%, 8% and 7% of total revenues in fiscal 1996, 1997 and 1998, respectively.

     The network optimization products provide performance and availability enhancements for mainframe networks. These products minimize the load transmitted across telecommunications networks connecting host mainframe CPUs or IP networks and end-user terminals or personal computers, thus increasing response time and decreasing network traffic.

     The dynamic tuning and optimization products provide transparent management of enterprise data, resulting in increased availability and performance of the operating systems, DBMSs and applications with which they operate. The DELTA IMS line allows organizations to define IMS system components, expand user access and increase the size of the network without extensive programming or impact to IMS/DB application access. The data compression products for the OS/390-based DBMSs and VSAM data sets deliver advanced compression techniques and options that maximize storage and input/output performance. BMC's EXTENDED BUFFER MANAGER ("XBM") products for IMS/DB and DB2 improve system performance by greatly reducing the input/output needed to provide access to data frequently used by one or more applications running in the same operating environment. When coupled with BMC's IMAGE COPY

PLUS or COPY PLUS for DB2 products, XBM allows for the creation of DBMS backup copies with limited interruption of access to the data stored within the DBMSs. The network optimization products and dynamic tuning and optimization products generated approximately 11%, 11% and 10% of total revenues in fiscal 1996, 1997 and 1998, respectively.

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

     The Application Recovery solutions include the mainframe Recovery Manager products for IMS and DB2 DBMSs and the PATROL Recovery Manager products for distributed DBMSs, which support coordinated recovery between different DBMS, thereby eliminating the need for individual DBMS recoveries, and the Application Restart Control products, which provide the ability to resume processing of a failed or interrupted batch application from the most recent successful checkpoint rather than from the beginning of the job. This restart capability eliminates wasted time and resources while improving data availability and ensuring data integrity. The Recovery Manager, PATROL Recovery Manager and Application Restart Control products generated approximately 19%, 21% and 19% of total revenues in fiscal 1996, 1997 and 1998, respectively.

     The Application Recovery solutions also include the DataTools SQL BackTrack database backup and recovery products acquired in May 1997. Prior to acquiring DataTools, BMC was the exclusive distributor of the SQL-BackTrack products. The SQL-BackTrack products speed up and automate the complex sequential steps that must be performed in order to backup or recover distributed systems databases. BMC is continuing to market the SQL-BackTrack products as best of breed stand alone solutions and is integrating them as well with its PATROL Recovery Manager automated recovery solutions. The SQL-BackTrack products generated less than 5% of total revenues in fiscal 1997 and 1998.

SALES AND MARKETING

     BMC markets and sells its products principally through its direct sales force. BMC employs a model of primary customer contact by telephone and other telecommunications media, such as e-mail, combined with significant on-site sales and technical sales support activity. BMC also emphasizes technical customer briefings at its Houston, Texas headquarters. BMC provides many of its products on a free trial basis to facilitate the initial sale. BMC's sales operations are organized into mainframe and distributed systems groups, with the mainframe account representatives cooperating extensively with the distributed systems representatives. BMC does not employ further product specialization of its sales force, with the exception of dedicated DataTools and BGS sales organizations. BMC employs technically trained software consultants to provide specialized technical product knowledge to accounts. These consultants assist in justifying BMC's products and conducting in-depth technical evaluations of their performance and features. As of March 31, 1998, BMC employed 397 sales representatives and software consultants in North America and 336 internationally, including 245 in Europe and 91 in the Asia-Pacific region. BMC is investing heavily in its distributed systems sales channel and hired over 130 distributed systems sales representatives and software consultants in fiscal 1998.

     BMC's North American sales force is primarily based in Houston, Texas. BMC has opened field sales offices in Waltham, Massachusetts, Washington, D.C., Los Angeles and San Francisco, California, Chicago, Illinois, New York, New York and other major cities to increase its local presence in the regions surrounding those cities. BMC conducts its international sales, marketing and support primarily through 17 wholly-owned subsidiaries worldwide.

     As discussed under "Strategy" above, BMC is developing indirect channels for its distributed systems products. BMC has established channels operations groups in North America and Europe to promote, negotiate and support such distribution arrangements and is continuing to invest in its channels infrastructure. BMC is also represented by local agents in geographical territories in which it has not established a direct sales presence. As of March 31, 1998, BMC was distributing its products through over 175 indirect channel partners.

INTERNATIONAL OPERATIONS

     Approximately 40%, 38% and 35% of BMC's total revenues in fiscal 1996, 1997 and 1998, respectively, was derived from business outside North America. BMC's international operations provide sales, sales support, product support, marketing and product distribution services for its customers located outside of North America. BMC also conducts development activities in Singapore and Frankfurt, Germany to provide local language support and integration with local-market hardware and software systems vendors.

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

RESEARCH AND PRODUCT DEVELOPMENT

     From inception, BMC has concentrated on internal software development. BMC maintains a relatively high level of investment in its internal research and development operations: in fiscal 1998, research and development spending, net of capitalized amounts, represented 13% of total revenues and 18% of total expenses. These costs relate primarily to the compensation of research and development personnel. BMC's expenditures on research and development and on product maintenance and support, including amounts capitalized, in the last three fiscal years are discussed below under the headings, "Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Expenses -- Research and Development" and "-- Expenses -- Cost of Maintenance Services and Product Licenses."

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

MAINTENANCE, ENHANCEMENT AND SUPPORT SERVICES

     Revenues from the provision of maintenance, enhancement and support services comprised 38%, 33% and 30% of total revenues in fiscal 1996, 1997 and 1998, respectively. Payment of maintenance, enhancement and support fees entitles a company to telephone support and problem resolution services and enhanced versions of a product released during the maintenance period, including new versions necessary to run with the most current release of the operating systems, databases and other software supported by the product. Such maintenance fees are an important source of recurring revenue to BMC, and BMC invests significant resources in providing maintenance services and new product versions. These services are important to customers, particularly mainframe customers, who require immediate problem resolution because of their dependence on the products to run IT systems that are central to their enterprises. The services are also necessary because customers require forward compatibility when they install new versions of the software systems supported by a BMC product.

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

PRODUCT PRICING AND LICENSING

     BMC's mainframe products have traditionally been priced and licensed on a tiered pricing basis whereby the license fee for a product increases in relation to the processing capacity of the CPU on which the product is installed. Under tiered pricing, CPUs are classified by CPU tier according to their processing power as measured in millions of instructions per second ("MIPS"). More powerful CPUs fall into higher tiers and carry higher license fees. CPU upgrade fees are charged if a product is installed on another CPU that falls in a higher CPU group category. Under BMC's enterprise licensing program, customers may alternatively license products on an enterprise wide basis, whereby the customer can use the products on an unlimited number of CPUs of any size, subject to a limit on the aggregate processing power of such CPUs as measured in MIPS. CPU upgrade fees contributed approximately one-fourth to one-third of total revenues in fiscal years 1996, 1997 and 1998, respectively. Because maintenance fees are based on the license fee for the product as of the annual renewal date, maintenance fees increase when a product is installed on a larger CPU.

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

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
FISCAL 1997
  First Quarter.............................................  $16.94   $13.31
  Second Quarter............................................   21.56    12.69
  Third Quarter.............................................   23.38    19.63
  Fourth Quarter............................................   25.50    19.88
FISCAL 1998
  First Quarter.............................................  $29.31   $19.81
  Second Quarter............................................   34.75    26.56
  Third Quarter.............................................   35.63    27.38
  Fourth Quarter............................................   42.13    29.25

     The only dividends declared or paid by BMC since 1988 relate to BGS. BGS paid dividends of $7,009,000, $5,786,000 and $7,555,000 in fiscal 1996, 1997 and
1998, respectively. The Company does not intend to pay any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings otherwise available for cash dividends on the Common Stock for use in its operations, for expansion and for stock repurchases. See "Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data presented under the captions "Statement of Earnings Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 1998, are derived from the Consolidated Financial Statements of BMC Software, Inc. and subsidiaries. The financial statements of BMC for all fiscal years presented have been audited by Arthur Andersen LLP, independent public accountants, except for the consolidated financial statements of BGS which were audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements as of March 31, 1997 and 1998, and for each of the three years in the period ended March 31, 1998, the accompanying notes and the report thereon, which are included elsewhere in this Form 10-K/A.

                                                           YEARS ENDED MARCH 31,
                                            ----------------------------------------------------
                                              1994       1995       1996       1997       1998
                                            --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Revenues:
  Licenses................................  $183,080   $223,474   $290,998   $409,015   $549,338
  Maintenance.............................   137,472    156,907    178,908    202,773    238,815
                                            --------   --------   --------   --------   --------
          Total revenues..................   320,552    380,381    469,906    611,788    788,153
Selling and marketing expenses............    85,616    100,431    130,220    169,521    221,461
Research and development expenses.........    48,618     57,381     60,976     80,210     99,876
Cost of maintenance services and product
  licenses................................    35,674     40,799     55,033     70,906     92,926
General and administrative expenses.......    29,239     33,300     41,071     49,887     58,955
Acquired research and development costs...    32,038     29,260     23,589     11,259     65,473
Merger costs..............................        --         --         --         --      7,737
                                            --------   --------   --------   --------   --------
Operating income..........................    89,367    119,210    159,017    230,005    241,725
Other income..............................    11,796     12,516     16,378     21,129     30,277
                                            --------   --------   --------   --------   --------
Earnings before income taxes..............   101,163    131,726    175,395    251,134    272,002
Income taxes..............................    37,479     46,804     61,842     78,149     97,012
                                            --------   --------   --------   --------   --------
          Net earnings....................  $ 63,684   $ 84,922   $113,553   $172,985   $174,990
                                            ========   ========   ========   ========   ========
Basic earnings per share(1)...............  $   0.29   $   0.41   $   0.55   $   0.83   $   0.83
                                            ========   ========   ========   ========   ========
Shares used in computing basic earnings
  per share(1)............................   216,157    209,577    208,213    208,611    211,129
                                            ========   ========   ========   ========   ========
Diluted earnings per share(1).............  $   0.29   $   0.40   $   0.52   $   0.78   $   0.78
                                            ========   ========   ========   ========   ========
Shares used in computing diluted earnings
  per share(1)............................   217,043    211,471    216,748    222,012    224,185
                                            ========   ========   ========   ========   ========

                                                           AS OF MARCH 31,
                                    --------------------------------------------------------------
                                       1994         1995         1996         1997         1998
                                    ----------   ----------   ----------   ----------   ----------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.........  $   44,923   $   48,579   $   73,356   $   89,790   $   72,093
Working capital...................      41,730       47,100       50,995       65,568       38,344
Total assets......................     445,719      533,742      643,599      889,686    1,248,495
Long-term obligations, including
  current portion(2)..............          --           --           --           --           --
Stockholders' equity..............     264,184      319,877      398,669      564,454      759,157
Dividends declared................       6,289        6,809        7,009        5,786        7,555
Dividends declared per share......  $     0.03   $     0.03   $     0.03   $     0.03   $     0.03

---------------

(1) See Note 1(i) to Consolidated Financial Statements for the basis of computing basic and diluted net earnings per share.

(2) Excludes deferred revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     This section includes historical information for the periods covered, certain forward looking information and the information provided below under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results" about certain risks and uncertainties that could cause the Company's future operating results to differ from the results indicated by any forward looking statements made by the Company or others. It is important that the business discussion at Item 1 of this report and historical discussion below be read together with the discussion of such risks and uncertainties, and that these discussions are read in conjunction with the accompanying audited financial statements and notes thereto.

HISTORICAL INFORMATION

  Results of Operations

     The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Consolidated Statements of Earnings bear to total revenues.

                                                               PERCENTAGE OF TOTAL REVENUE
                                                                  YEARS ENDED MARCH 31,
                                                              -----------------------------
                                                               1996       1997       1998
                                                              -------    -------    -------
Revenues
  Licenses..................................................    61.9%      66.9%      69.7%
  Maintenance...............................................    38.1       33.1       30.3
                                                               -----      -----      -----
          Total revenues....................................   100.0      100.0      100.0
Selling and marketing expenses..............................    27.7       27.7       28.1
Research and development expenses...........................    13.0       13.1       12.7
Cost of maintenance services and product licenses...........    11.7       11.6       11.8
General and administrative expenses.........................     8.7        8.2        7.4
Acquired research and development costs.....................     5.0        1.8        8.3
Merger costs................................................      --         --        1.0
                                                               -----      -----      -----
          Operating income..................................    33.9       37.6       30.7
Interest and other income...................................     3.5        3.5        3.8
                                                               -----      -----      -----
          Earnings before income taxes......................    37.4       41.1       34.5
Income taxes................................................    13.2       12.8       12.3
                                                               -----      -----      -----
          Net earnings......................................    24.2%      28.3%      22.2%
                                                               =====      =====      =====

EARNINGS

     Total revenues in fiscal 1998 were $788,153,000, a 29% increase over fiscal 1997 total revenues of $611,788,000. The increase was the result of a 42% increase in North American product license revenues, a 21% increase in international product license revenues and an 18% increase in worldwide maintenance revenues. Over the three year period ending March 31, 1998, the Company's operating expenses (excluding acquired research and development and merger costs) remained at approximately 60% of total revenues. Net earnings were $174,990,000 in fiscal 1998, a 1% increase over net earnings of $172,985,000 in fiscal 1997. Historical performance should not be viewed as indicative of future operating margins, as there can be no assurance that operating income or net earnings as a percentage of revenues will be sustained at these levels. For a discussion of factors affecting operating margins, see the discussions below under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results."

REVENUES

                                                                                PERCENTAGE CHANGE
                                                                            -------------------------
                                               YEARS ENDED MARCH 31,           1997          1998
                                           ------------------------------   COMPARED TO   COMPARED TO
                                             1996       1997       1998        1996          1997
                                           --------   --------   --------   -----------   -----------
                                                   (IN THOUSANDS)
Perpetual licenses
  North America..........................  $170,413   $253,527   $360,643       49%           42%
  International..........................   120,585    155,488    188,695       29%           21%
                                           --------   --------   --------
          Total perpetual licenses.......   290,998    409,015    549,338       41%           34%
Maintenance..............................   178,908    202,773    238,815       13%           18%
                                           --------   --------   --------
          Total revenues.................  $469,906   $611,788   $788,153       30%           29%
                                           ========   ========   ========

     The Company generates revenues from product license fees for its computer software products and product maintenance fees for the associated maintenance, enhancement and support of these products. The Company generally recognizes revenue from license fees upon the execution of a software license agreement by both parties, the delivery of the underlying products and the acceptance of such product(s) by the customer. Maintenance and support fees are recognized ratably over the course of the maintenance and support term as defined in the software license agreement. For further discussion of the Company's revenue recognition policies, refer to the discussion below and to Note 1(h) of Notes to Consolidated Financial Statements.

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

     The Company's customer base is diversified, with no single customer representing greater than 10% of its total revenues in fiscal 1996, 1997 and 1998. This customer base is nonetheless concentrated in the top 1,000 IT purchasers worldwide and, by industry, in the telecommunications, financial services and other transaction-intensive sectors. The Company believes that sales to repeat customers accounted for the substantial majority of total license and maintenance revenues in the periods presented.

PRODUCT LINE REVENUES

     At March 31, 1998, the Company marketed over 200 software products designed to improve the availability, performance and recoverability of enterprise applications, databases and other IT systems components operating in host mainframe and distributed computing environments. The Company's mainframe products accounted for approximately 88%, 80% and 72% of total revenues for fiscal years 1996, 1997 and 1998, respectively. Total revenues from mainframe products grew 18% from fiscal 1996 to fiscal 1997 and 16% from fiscal 1997 to fiscal 1998. The revenues from these products are driven largely by the growth in customers' processing capacity, as discussed below.

     The Company's mainframe revenues are concentrated in its high performance utilities and administrative tools for IBM's IMS and DB2 database management systems. The IMS Database Utilities product series contributed 30%, 29% and 24% of total revenues for fiscal years 1996, 1997 and 1998, respectively, and the MASTERPLAN product series for DB2 contributed 33%, 29% and 30% of total revenues for the same periods. Combined revenues for these product lines grew 19% from both fiscal 1996 to 1997 and from fiscal

1997 to 1998. The balance of the Company's mainframe products represented 25%, 22% and 18% of total revenues for fiscal years 1996, 1997 and 1998, respectively, representing growth of 15% from fiscal 1996 to fiscal 1997 and 6% from fiscal 1997 to fiscal 1998. The declines in relative revenue contribution by the mainframe product lines reflect the increased contribution by the Company's distributed systems products in these periods.

     Total revenues from distributed systems products grew 124% from 1996 to 1997 and 81% from 1997 to 1998. Distributed systems product revenue growth was derived primarily from increased market acceptance of the PATROL application and data management product suite, the Company's significant and growing investment in its distributed systems direct and indirect sales channels and higher distributed systems maintenance fees. The Company's principal distributed systems management product lines are the PATROL application and management suite, the BGS BEST/1 performance management products, the PATROL DB database administration products and the DataTools SQL-Backtrack application and database recovery products.

     The PATROL application and data management products accounted for 8%, 11% and 16% of total revenues for fiscal years 1996, 1997 and 1998, respectively, reflecting an 85% increase from fiscal 1996 to fiscal 1997 and a 95% increase from fiscal 1997 to fiscal 1998. The remaining distributed systems products accounted for 4%, 9% and 12%, respectively, reflecting a 201% increase from fiscal 1996 to fiscal 1997 and a 66% increase from fiscal 1997 to fiscal 1998. The revenues from the Company's distributed systems product offerings are dependent upon the continued market acceptance of the Company's existing products and the Company's ability to successfully develop and deliver additional products for the distributed systems environment. The Company has experienced rapid growth in its distributed systems product lines since their introduction in late fiscal 1994. The distributed systems market is highly competitive and dynamic and there can be no assurance that this growth will continue.

LICENSE REVENUES

     The Company's license revenues include product license fees and capacity-based license upgrade fees. Product license fees are generated from the initial licensing of a product and subsequent licenses purchased under the Company's per copy, central processing unit ("CPU") tier-based licensing program. Product license fees also include fees associated with the initial licensing of a product on an aggregate processing capacity measured on a millions of instructions per second ("MIPS") basis. Capacity-based license upgrade fees have, to date, been generated almost exclusively by the Company's mainframe products. These fees are charged when a customer acquires the right to run an already licensed product on additional processing capacity, as measured by CPU tier or by MIPS. Customers may purchase this right for current processing capacity or anticipated future processing capacity. In both fiscal 1997 and fiscal 1998, revenue related to both current and future capacity contributed significantly to the Company's North American and International mainframe license revenue growth.

     The Company's North American operations generated 59%, 62% and 66% of total license revenues in fiscal 1996, 1997 and 1998, respectively. North American license revenues increased by 49% from fiscal 1996 to fiscal 1997 and by 42% from fiscal 1997 to fiscal 1998. Capacity-based license upgrade fees were the largest contributor to growth in fiscal 1997 and 1998, followed by increased licensing of the Company's distributed systems products.

     International license revenues represented 41%, 38% and 34% of total license revenues in fiscal 1996, 1997 and 1998, respectively. International license revenues increased by 29% from fiscal 1996 to fiscal 1997 and by 21% from fiscal 1997 to fiscal 1998. From fiscal 1996 to fiscal 1997, the principal contributors to growth in international license revenues were mainframe product license fees, distributed systems license fees and capacity-based license upgrade fees. From fiscal 1997 to fiscal 1998, the largest single component of international license growth was increased sales of the Company's distributed systems products, followed by capacity-based license upgrade fees. International license revenues were slightly reduced by the strengthening of the dollar against local currencies from fiscal 1996 to fiscal 1997 and from fiscal 1997 to fiscal 1998 after giving effect to foreign currency hedging gains.

     The sustainability and growth of the Company's mainframe-based license revenues are dependent upon capacity-based upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license agreements allowing them to install the Company's products on an unspecified number of CPUs, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. As companies increase their MIPS within their mainframe environment, they may elect to increase or decrease the number of underlying CPU's. Regardless of which approach is utilized, additional fees are owed if the MIPS limit is exceeded. Substantially all of these transactions include upgrade charges associated with additional processing capacity beyond the customers' current usage level, and some include license fees for additional products. The fees associated with future additional mainframe processing capacity typically comprise from one-half to substantially all of the license fees included in enterprise license transactions. The Company has experienced a strong increase in demand from its largest customers for the right to run its products on increased current and anticipated mainframe processing capacity as enterprises invest heavily in their core OS/390 mainframe IT systems, at lower unit cost levels for both hardware and software. This trend has led to larger single transactions with higher per MIPS discounts. The Company expects that it will continue to be dependent upon these capacity-related license revenue components. With the rapid advancement of distributed systems technology and customers' needs for more functional and open applications, such as pre-packaged ERP applications, to replace legacy systems, there can be no assurance that the demand for mainframe processing capacity or the higher operating efficiencies afforded by the Company's products will continue at current levels. Should this trend slow dramatically or reverse, it would adversely impact the Company's mainframe license revenues and its operating results.

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

INTEREST AND OTHER INCOME

     Interest and other income consists primarily of interest earned on cash and cash equivalents, marketable securities and to a lesser degree, financed receivables. Interest and other income increased by 29% from fiscal 1996 to 1997 and 43% from fiscal 1997 to 1998. This increase is primarily due to higher interest income earned on larger invested cash balances.

EXPENSES

                                                                             PERCENTAGE CHANGE
                                                                            -------------------
                                                                              1997       1998
                                            FISCAL YEARS ENDED MARCH 31,    COMPARED   COMPARED
                                           ------------------------------      TO         TO
                                             1996       1997       1998       1996       1997
                                           --------   --------   --------   --------   --------
                                                   (IN THOUSANDS)
Selling and marketing....................  $130,220   $169,521   $221,461        30%         31%
Research and development.................    60,976     80,210     99,876        32%         25%
Cost of maintenance services and product
  licenses...............................    55,033     70,906     92,926        29%         31%
General and administrative...............    41,071     49,887     58,955        21%         18%
Acquired research and development........    23,589     11,259     65,473       (52%)       482%
Merger costs.............................        --         --      7,737       N/A         N/A
                                           --------   --------   --------
          Total operating expenses.......  $310,889   $381,783   $546,428
                                           ========   ========   ========

SELLING AND MARKETING

     The Company's selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Personnel costs were the largest single contributor to the expense growth in fiscal 1997 and fiscal 1998. Selling and marketing year-end headcount increased by 25% from fiscal 1996 to fiscal 1997, and by 58% from fiscal 1997 to fiscal 1998. The large increase during fiscal 1998 was primarily attributable to significant increases in the Company's open systems sales representatives and technical sales support consultants. Sales commissions increased in fiscal 1997 and in fiscal 1998, as a result of the 41% and 34% increases, respectively, in license revenues. Ongoing commission plan adjustments held sales commission expense growth below license revenue growth in both fiscal years. Marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems products and of supporting a growing indirect distribution channel. Other contributors to the increase were significantly higher levels of travel and trade show activity, the accelerated depreciation of certain computer equipment and the opening of additional field sales offices.

RESEARCH AND DEVELOPMENT

     Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain the Company's data processing center. Increases in the Company's research and development expenses for fiscal 1997 and 1998, were the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities costs. The Company increased its headcount in the research and development organization by 29% from fiscal 1996 to fiscal 1997 and by 44% from fiscal 1997 to fiscal 1998. The significant increase in headcount in fiscal 1998 resulted primarily from the addition of research and development personnel during the fiscal year. Research and development costs were reduced in all three fiscal years by amounts capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. The Company capitalizes its software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During fiscal 1996, 1997 and 1998, the Company capitalized approximately $19,947,000, $22,909,000 and $41,608,000, respectively, of software development costs. The growth in capitalized costs is primarily due to increases in new distributed systems product development.

COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

     Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of the Company's products and royalty fees. Growth in the cost of maintenance services and product licenses from fiscal 1996 to fiscal 1997 was primarily attributable to increases in customer support employees and royalty fees, primarily those paid to DataTools. The Company acquired DataTools in May of 1997 (refer to Note 2 of Notes to Consolidated Financial Statements) and, therefore, reduced its royalty expense significantly from fiscal 1997 to fiscal 1998. The increase in cost of maintenance services and product licenses during fiscal 1998 is mainly due to increases in the amortization of both purchased and internally developed software and in maintenance, enhancement and support activities. Maintenance costs are increasing as a percentage of maintenance fees as the Company's revenue mix shifts to distributed systems. The Company amortized $8,805,000, $8,755,000 and $20,405,000 in fiscal 1996, 1997 and 1998, respectively, of capitalized software development costs pursuant to SFAS No. 86. In these periods, the Company expensed $3,865,000, $3,694,000 and $12,016,000, respectively, of capitalized software development costs to accelerate the amortization of certain software products. These software products were not expected to generate sufficient future revenues which would be required for the Company to realize the carrying value of the assets. The Company expects its cost of maintenance services and product licenses will continue to increase as the Company capitalizes a higher level of software development costs and as the Company builds its distributed systems product support organization, which is less cost-effective than its mainframe support organization because of the complexity and variability of the environments in which the products operate. The distributed systems products operate in a high number of operating environments, including operating systems, DBMSs and ERP applications and require greater ongoing platform support development activity relative to the Company's OS/390 mainframe products.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, product distribution, facilities management and human resources. Other expenses included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance and costs of managing the Company's foreign currency exposure. Growth in general and administrative expenses from fiscal 1996 to fiscal 1997 was largely due to increased personnel costs and higher costs associated with managing the Company's foreign currency exposure. Growth in general and administrative expenses from fiscal 1997 to fiscal 1998 was primarily attributable to increased personnel and related infrastructure to support the Company's growth. Fiscal year end headcount within the general and administrative organizations grew by 4% from fiscal 1996 to fiscal 1997 and 30% from fiscal 1997 to fiscal 1998.

ACQUIRED RESEARCH AND DEVELOPMENT

     Over the past three years, the Company has devoted significant resources to developing its distributed systems software solutions. Distributed systems are highly fragmented and characterized by multiple hardware, software and network components. The applications and underlying infrastructure components are provided by many different vendors.

     In executing its distributed systems product strategies, the Company employs both internal research and development and the acquisition of emerging technologies and, in the case of BGS, established software companies. The Company believes that time-to-market is critical to its success in the rapidly evolving distributed systems software market, where it must compete with well-established companies such as IBM, and where its products must integrate with the predominate relational database management systems (RDBMS's), operating systems, network protocols and applications within the enterprise computing environment. Accordingly, the Company must continuously evaluate whether it is more efficient and effective to develop a given solution internally or acquire a technology that must be completed and then integrated into its existing product architecture. The developers of the acquired technologies are typically small, early stage software companies with minimal to no revenues, quality and documentation standards and name recognition in the marketplace. This strategy involves a high degree of risk and is costly in that a premium is typically paid for software code that is incomplete and only partially contributes to the Company's overall development plans. From fiscal 1996 through fiscal 1998, some of the acquired technologies were successfully completed and integrated, while others were not. For example, the Company's acquisitions of technologies from Sento Technical Innovations Corporation (Sento) and Hawknet, Inc. (Hawknet) in June 1997 and October 1995, respectively, failed to yield the anticipated results. The Sento technology was to provide PATROL with more effective data collection techniques. The Company's completion and integration efforts were unsuccessful and the Company decided to abandon its efforts and utilize superior technology acquired from BGS. The Hawknet technology was to provide the Company with a product that would dynamically tune the networking functionality of Microsoft Windows NT servers. This technology proved to be flawed and the Company was forced to substantially rewrite the acquired software.

     The two primary areas wherein the Company has focused its distributed systems technology acquisition strategy are, as follow: a) Application Recovery and b) Distributed Systems Performance and Availability. The status of the primary, research and development efforts associated with acquired technologies that were incomplete, completed or abandoned in Fiscal 1998 follows.

                   FISCAL 1998 IN-PROCESS DEVELOPMENT EFFORTS

      ACQUIRED           MONTH          TECHNOLOGY        PURCHASE        IPR&D      CAPITALIZED
 COMPANY/TECHNOLOGY     ACQUIRED         ACQUIRED           PRICE        CHARGE      NET ASSETS
---------------------  ----------   ------------------   -----------   -----------   -----------
DataTools                                Database
  (company)..........   May 1997    Back-up & Recovery   $73,000,000   $54,372,000   $18,628,000
Software Partners                      File System
  (technology).......  July 1997    Back-up & Recovery   $ 6,901,000   $ 5,201,000   $ 1,700,000
Network Catalyst                         Network
  (technology).......   May 1996        Monitoring       $ 5,300,000   $ 4,304,050   $   995,950
                                FISCAL 1998 ABANDONED TECHNOLOGY
Sento (technology)...  June 1997     Data Collection     $ 7,700,000   $ 5,900,000   $ 1,800,000
DataTools-SBS/I                         Individual
  (company)..........   May 1997     Device Recovery       See above     See above     See above

A) APPLICATION RECOVERY

     During the past year the Company focused on developing technology that would enable customers to back-up and recover all of its databases and file systems throughout the enterprise from a single point of control in a user friendly mode. The Company was also focused on building back-up and recovery scheduling and archiving functionality, and, more recently, on designing ERP application back-up and recovery technology. Pursuant to this strategy, the Company acquired DataTools in May 1997, for an aggregate purchase price of $73 million. DataTools owns certain RDBMS-specific back-up products that were sold as stand-alone products. Its' flagship product is called SQL Backtrack (SQL-BT). DataTools was in the process of developing numerous products and enhanced versions of products, including next generation versions of SQL-BT for the Informix platform (SQI) and the Oracle platform (SBO), as well as first generation products for the Microsoft SQL (SBM) and Sybase IDR (SBS/I) platforms.

     The Company allocated approximately $18.6 million of the purchase price to developed technology, workforce and goodwill. The Company allocated approximately $54.4 million to IPR&D. The most significant four specific development projects, which comprised $40.6 million (74%) of the IPR&D, pertained to the above mentioned projects. The primary remaining efforts associated with the IPR&D included code completion in several key areas, such as logical extraction and piecemeal back-up and recovery, large database support and performance-related functionality. As of the acquisition date, the expected costs to complete the IPR&D were, on a calendar year basis, approximately $2.9 million in 1997, $4.7 million in 1998, $2.1 million in 1999, and $729,000 in 2000. The Company has made significant progress with the development of the acquired R&D and continues to advance its efforts to attain technological feasibility throughout all of the underlying IPR&D projects. With respect to the estimated completion costs, the Company is below the above mentioned, forecasted amounts as a result of decisions to terminate certain of the IPR&D projects (such as the SBS/I project noted below) and more efficient development efforts than anticipated. The following summarizes the four primary projects pertaining to the DataTools IPR&D.

     * The Company spent approximately $700,000 through March 31, 1998 on the SBM product in addition to the approximate $750,000 spent by DataTools prior to the acquisition. The Company released this product in April 1998.

     * The SBO product was released in June 1998 for both the NT and Unix environments. The IPR&D was successfully completed resulting in new functionality in several areas, including back-up and recovery scheduling, remote BU&R, archive log management and a graphical user interface. The Company spent approximately $1.7 million in completing these technologies subsequent to the DataTools acquisition.

     * BMC abandoned the SBS/I project, on which DataTools had spent approximately $1 million in research and development. BMC made this decision based on concerns over market demand and the allocation of Sybase resources to the core Sybase product. The Company spent less than $500,000 on this technology prior to deciding to cancel this development project.

     * The Company spent approximately $1 million on SBI through March 31, 1998, in addition to the approximate $500,000 spent by DataTools prior to the transaction. As a result, Version 2.0 of this product was released in April 1998. The completion of the in-process technology resulted in added functionality, including selective recovery of tables, as opposed to full back-ups, which increases flexibility and efficiency. This version also allows for incremental restart if a recovery is interrupted, eliminating the need to run the entire recovery again.

     In July 1997, the Company acquired certain software code from Software Partners/32, Inc. (Software Partners) for a total purchase price of $6.9 million. The Company allocated $1.7 million of the purchase price to completed technology and $5.2 million to IPR&D. This code permits file system back-up and recovery, but was not competitive with the leading products in this market. While the acquired code contained certain key functionality, it was incomplete in various aspects. As a result, the Company attempted to complete this code by, among other things, developing support for dual network hosts, enhancing the interface with the SQL-BT object back-up stream interface (OBSI), developing support for SBI and SBM and developing support for the IBM tape library. The Company initially planned on completing this code and integrating it into its Patrol recovery manager product. These efforts were unsuccessful and, the Company is now attempting to complete the code and integrate it into a planned distributed systems application recovery management product scheduled to be released in the latter part of Fiscal 2000. The expected costs to complete the R&D (and to integrate the R&D into the application recovery product) are approximately $720,000 in Fiscal 1999 and $1,200,000 in Fiscal 2000. The allocation of purchase price to completed technology reflects the estimated, discounted future cash flows associated with the customers using the existing technology.

     The Company believes that while the various products released in the back-up and recovery space are beneficial to its customers and generate incremental revenue for the company, the value of these acquisitions to the company will only be realized upon the successful completion of an enterprise-wide, integrated back-up and recovery management product. This product should provide back-up and recovery functions on all major applications, databases and file systems. Patrol Recovery Manager, which manages SBO and SBS, will be released in December 1998. Late in Fiscal 2000, the Company plans on releasing its first comprehensive, distributed systems "application recovery" product, which is intended to incorporate essentially all of the Company's distributed systems back-up and recovery technology. To date, the Company has not generated a material amount of net cash flow from these back-up and recovery technologies. The Company anticipates that it will continue to invest significantly in this area over the next few years. If these efforts prove unsuccessful, there would be a detrimental impact on the Company's financial results.

B) DISTRIBUTED SYSTEMS PERFORMANCE AND AVAILABILITY

     In an effort to strengthen PATROL's monitoring and management capabilities in the middleware arena, the Company acquired certain in-process technology in May of 1996 from Network Catalyst Software LLC (Network Catalyst) with the intention of improving PATROL's ability to measure and report on the performance of its customers' middleware technologies. The acquired code was incomplete as it had no display capability, was not scalable, supported only a few platforms and did not work with certain communication protocols. The Company estimates that it will spend approximately $2.1 million in completing the code, and, will release its new version of PATROL's middleware knowledge module for networked applications in September 1998.

     The values assigned to acquired IPR&D in the above mentioned transactions were generally determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projections used to value the acquired IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. Operating expenses were estimated based on historical results and anticipated profit margins. Due to purchasing power increases and general economies of scale, estimated operating expenses as a percentage of revenues were, in some cases, estimated to decrease after the acquisitions.

     The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations. Due to the nature of the forecast and risks associated with the projected growth, profitability and the developmental nature of the projects, discount rates of 16% to 20% were used to value the acquired IPR&D. These discount rates were commensurate with the respective stage of development and the uncertainties in the economic estimates described above. If the acquired IPR&D projects are not successfully completed, the Company's business, operating results, and financial condition may be materially adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

INCOME TAXES

     The Company recorded income tax expense of $61,842,000, $78,149,000 and $97,012,000 in fiscal 1996, 1997 and 1998, respectively. The Company's effective tax rates were 35%, 31% and 36% for fiscal years ended 1996, 1997 and 1998, respectively. An analysis of the differences between the statutory and effective income tax rates is provided in Note 6 of Notes to Consolidated Financial Statements.

MARKET RISK MANAGEMENT

     The Company is exposed to certain market risks in its normal course of business operations related to foreign currency fluctuations as well as changes in the value of its marketable securities.

FOREIGN CURRENCIES

     For the fiscal years 1996, 1997 and 1998, 40%, 38% and 35%, respectively of the Company's consolidated revenues were derived from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Substantially all of the expenses of operating the Company's foreign subsidiaries are similarly incurred in foreign currencies. Consequently, the Company's reported financial results are affected by fluctuations of those foreign currencies against the U.S. dollar.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The AICPA issued SOP 97-2, "Software Revenue Recognition" in October 1997, which replaces the previous revenue recognition rules provided by SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, which, in the case of the Company, is April 1, 1998. The adoption of this SOP is not expected to have a material impact on the Company's future Consolidated Financial Statements.

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

QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly financial data for the fiscal years ended March 31, 1997 and 1998. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with its Consolidated Financial Statements and Notes thereto. Results for the quarters ended June 30, September 30, and December 31, 1996 and 1997, and March 31, 1997 and 1998 include the historical quarterly financial results of BMC for the periods then ended and of BGS for the quarters ended April 30, July 31, October 31, 1996 and 1997, and January 31, 1997 and 1998, respectively. The Company's quarterly results are subject to seasonality and can be volatile and difficult to predict accurately prior to a quarter's end as discussed under "Certain Risks and Uncertainties that Could Affect Future Operating Results." Historical quarterly financial results and trends may not be indicative of future results.

                                                                         FISCAL QUARTER ENDED
                                        ---------------------------------------------------------------------------------------
                                        JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,
                                          1996       1996        1996       1997       1997       1997        1997       1998
                                        --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues........................  $136,539   $137,818    $162,099   $175,331   $170,028   $175,378    $212,027   $230,720
Selling and marketing expenses........    40,661     39,141      43,538     46,180     50,337     49,848      57,448     63,828
Research and development expense......    18,270     20,207      20,802     20,931     21,875     24,651      28,558     24,792
Cost of maintenance services and
  product licenses....................    17,176     16,727      17,455     19,548     20,982     21,884      21,792     28,268
General and administrative expenses...    11,409     12,044      13,261     13,173     12,102     13,675      16,596     16,582
Acquired research and development
  costs...............................    11,259         --          --         --     60,272      5,201          --         --
Merger related costs..................        --         --          --         --         --         --          --      7,737
                                        --------   --------    --------   --------   --------   --------    --------   --------
Operating income......................    37,764     49,699      67,043     75,499      4,460     60,119      87,633     89,513
                                        --------   --------    --------   --------   --------   --------    --------   --------
Net earnings..........................  $ 29,274   $ 37,360    $ 50,315   $ 56,035   $ (8,349)  $ 47,259    $ 67,602   $ 68,478
                                        ========   ========    ========   ========   ========   ========    ========   ========
Basic earnings per share (EPS)........  $   0.14   $   0.18    $   0.24   $   0.27   $  (0.04)  $    .23    $   0.32   $   0.32
                                        ========   ========    ========   ========   ========   ========    ========   ========
Shares used in computing basic EPS....   207,900    208,303     209,364    209,266    209,689    210,040     210,773    213,237
                                        ========   ========    ========   ========   ========   ========    ========   ========
Diluted EPS...........................  $   0.13   $   0.17    $   0.23   $   0.25   $  (0.04)  $   0.21    $    .31   $   0.30
                                        ========   ========    ========   ========   ========   ========    ========   ========
Shares used in computing diluted
  EPS.................................   220,112    221,232     223,218    223,484    223,983    224,488     221,640    225,892
                                        ========   ========    ========   ========   ========   ========    ========   ========

     In April 1998, the Company announced that its board of directors approved a two-for-one stock split (in the form of a dividend) that was payable to stockholders of record on May 1, 1998 and was effective May 15, 1998. Share and per share data presented here and throughout the Consolidated Financial Statements, have been adjusted to give effect to this two-for-one split.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company's cash, cash equivalents and marketable securities were $716,073,000, which represents a 29% increase over the March 31, 1997 balance. An important contributor to the increase is the Company's software financing program, whereby interests in its trade receivables are transferred to third party financial institutions in exchange for cash. The Company's working capital as of March 31, 1998, was $38,344,000. The Company continues to invest cash in securities with maturities beyond one year. While yielding greater returns, this has the impact of reducing reported working capital. The Company's securities are investment grade and highly liquid. The Company had no debt as of March 31, 1998, other than normal trade payables, accrued liabilities and deferred tax liabilities. Stockholders' equity as of March 31, 1998, was $759,157,000.

     The Company continues to finance its growth through funds generated from operations. For the year ended March 31, 1998, net cash provided by operating activities was $334,882,000, which included an increase in deferred revenue of approximately $98,285,000. Net cash used in investing activities in fiscal 1998 was $372,355,000, primarily related to the purchase of investment securities, acquisition of computers and related equipment, construction of a new building and the technology acquisitions discussed above. Net cash provided by financing activities in fiscal 1998 was $19,409,000, which derived primarily from the income tax benefit associated with the exercise of employee stock options. This benefit, together with stock option proceeds, exceeded the funds used to acquire the Company's stock during the fiscal year.

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

     The Company derived approximately 72% of its total revenues in fiscal 1998 from software products for IBM and IBM-compatible mainframe computers; over 50% of total revenues and a higher percentage of earnings were contributed by the Company's high availability utilities for IMS and DB2 administration products. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. Further, IBM continues, directly and through third parties, to improve its base and enhanced utilities for IMS and DB2 to provide lower cost alternatives to those provided by the Company and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high speed utility markets over the last twelve months. The Company has traditionally maintained sufficient performance and functional advantages over IBM's base utilities to justify its pricing differential although there can be no assurance that it will continue to maintain such advantages.

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

     Capacity-based upgrade fees associated with both current and future processing capacity contributed approximately one-fourth to one-third of total revenues in fiscal years 1996, 1997 and 1998. The charging of upgrade fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. While the Company believes its current pricing policies properly reflect the value provided by its products, the pricing of mainframe systems software is under constant pressure from customers and competitive vendors, including IBM. IBM continues to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe hardware and software products. IBM also generally charges significantly less for its software products. These actions continue to increase pricing pressures within the mainframe systems software markets. The Company has continued to reduce the cost of its mainframe tools and utilities in response to these and other competitive pressures.

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

     The Company's operating margins (exclusive of charges for acquired research and development and merger costs) have ranged between 39% and 40% for fiscal years ended March 31, 1996, 1997 and 1998, which is at the high-end of the range for peer companies. The Company does not expect future margin expansion. Further, since research and development, sales, support and distribution costs for distributed systems software products are higher than for mainframe products, operating margins will experience more pressure as the mix of the Company's business continues its shift to distributed systems revenues.

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

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this Report.

          1. The following financial statements of the Company and the related report of independent public accountants are filed herewith:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Public Accountants -- Arthur Andersen
  LLP.......................................................    32
Report of Independent Auditors -- Ernst & Young LLP.........    33
Consolidated Financial Statements:
  Balance Sheets as of March 31, 1997 and 1998..............    34
  Statements of Earnings for the years ended March 31, 1996,
     1997 and 1998..........................................    35
  Statements of Stockholders' Equity for the years ended
     March 31, 1996, 1997 and 1998..........................    36
  Statements of Cash Flows for the years ended March 31,
     1996, 1997 and 1998....................................    37
  Notes to Consolidated Financial Statements................    38

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

        EXHIBIT
         NUMBER
        -------
         10.1(a)         -- Form of BMC Software, Inc. 1994 Employee Incentive Plan;
                            incorporated by reference to Exhibit 10.7(a) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended March 31, 1995 (the "1995 10-K").
         10.1(b)         -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Employee Incentive Plan; incorporated
                            by reference to Exhibit 10.7(b) to the 1995 10-K.
         10.2(a)         -- Form of BMC Software, Inc. 1994 Non-employee Directors'
                            Stock Option Plan; incorporated by reference to Exhibit
                            10.8(a) to the 1995 10-K.
         10.2(b)         -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Nonemployee Directors' Stock Option
                            Plan; incorporated by reference to Exhibit 10.8(b) to the
                            1995 10-K.
         10.3            -- Description of BMC Software, Inc. Executive Officer
                            Annual Incentive Plan; incorporated by reference to
                            Exhibit 10.6 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended March 31, 1994.
         10.4            -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Employee Incentive Plan for certain
                            executive officers.
         10.5            -- Form of Restricted Stock Agreement employed under BMC
                            Software Inc. 1994 Employee Incentive Plan for certain
                            executive officers.
         10.5(a)         -- License Agreement with International Business Machines
                            Corporation; incorporated by reference to Exhibit 10.12
                            to the S-1 Registration Statement.
         10.5(b)         -- License Agreements for Use and Marketing of Program
                            Materials dated May 13, 1986, with International Business
                            Machines Corporation; incorporated by reference to
                            Exhibit 10.13 to the S-1 Registration Statement.
         10.5(c)         -- Customer Agreement with International Business Machines
                            Corporation dated April 10, 1991; incorporated by
                            reference to Exhibit 10.15 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended March 31, 1992
                            (the "1992 10-K").
         10.6            -- Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by
                            reference to Exhibit 10.11 to the 1995 10-K.
         22.1            -- Subsidiaries of the Company.
        *23.1            -- Consent of Arthur Andersen LLP, independent public
                            accountants.
        *24.1            -- Consent of Ernst & Young LLP.
        *27              -- Financial Data Schedule

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO BMC SOFTWARE, INC.

     We have audited the accompanying consolidated balance sheets of BMC Software, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of BGS Systems, Inc., a company acquired during 1998 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of BMC Software, Inc. and reflect total assets of 5 percent in 1997 and 4 percent in 1998, and total revenues of 9 percent in 1996, 8 percent in 1997 and 7 percent in 1998, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for BGS Systems, Inc. is based solely upon the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards, as well as evaluating the overall financial statement presentation. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BMC Software, Inc. and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

     As described in Note 2, the Company has restated its 1996, 1997 and 1998 consolidated financial statements to include the financial position, results of operations and cash flows of a business acquired in 1998 which had been treated as immaterial pooling of interests transaction for which prior periods were not previously restated.

ARTHUR ANDERSEN LLP

Houston, Texas
May 1, 1998

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
BGS SYSTEMS, INC.

     We have audited the consolidated balance sheets of BGS Systems, Inc. and subsidiaries (the Company) as of January 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1998 (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BGS Systems, Inc. and subsidiaries at January 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

                                        ERNST & YOUNG LLP

                                        Boston, Massachusetts
                                        March 13, 1998

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       MARCH 31,
                                                              ----------------------------
                                                                 1997            1998
                                                              -----------    -------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                         DATA)
Current assets:
  Cash and cash equivalents.................................   $ 89,790       $   72,093
  Marketable securities.....................................     62,169           56,174
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $4,642
      and $5,971............................................     91,900          139,844
     Trade finance receivables, current.....................     10,148           30,934
                                                               --------       ----------
          Total accounts receivable.........................    102,048          170,778
  Income tax receivable.....................................         --           40,805
  Other current assets......................................     28,210           34,028
                                                               --------       ----------
          Total current assets..............................    282,217          373,878
Property and equipment, net of accumulated depreciation and
  amortization of $54,469 and $75,776.......................    126,705          162,996
Software development costs, net of accumulated amortization
  of $19,801 and $39,293....................................     40,769           63,475
Purchased software and related assets, net of accumulated
  amortization of $22,746 and $31,667.......................     19,735           32,063
Marketable securities.......................................    402,742          587,806
Other long-term assets......................................     17,518           28,277
                                                               --------       ----------
                                                               $889,686       $1,248,495
                                                               ========       ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable....................................   $ 11,001       $   11,361
  Accrued commissions payable...............................     12,741           13,894
  Accrued liabilities and other.............................     31,305           67,458
  Current portion of deferred revenue.......................    161,602          242,821
                                                               --------       ----------
          Total current liabilities.........................    216,649          335,534
Deferred revenue............................................     93,284          110,350
Deferred tax liability......................................     15,299           43,454
                                                               --------       ----------
          Total liabilities.................................    325,232          489,338
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding................         --               --
  Common stock, $.01 par value, 300,000,000 shares
     authorized, 210,080,000 shares issued..................      2,101            2,101
  Additional paid-in capital................................     95,313          129,098
  Retained earnings.........................................    570,481          729,925
  Cumulative foreign currency translation adjustment........     (1,910)          (1,543)
  Unrealized gain (loss) on securities available for sale...       (750)           3,179
                                                               --------       ----------
                                                                665,235          862,760
  Less treasury stock, at cost 8,427,000 and 3,752,000
     shares.................................................     96,901           99,513
  Less unearned portion of restricted stock compensation....      3,880            4,090
                                                               --------       ----------
          Total stockholders' equity........................    564,454          759,157
                                                               --------       ----------
                                                               $889,686       $1,248,495
                                                               ========       ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                       YEARS ENDED MARCH 31,
                                                              ---------------------------------------
                                                                 1996          1997          1998
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Licenses..................................................   $290,998      $409,015      $549,338
  Maintenance...............................................    178,908       202,773       238,815
                                                               --------      --------      --------
          Total revenues....................................    469,906       611,788       788,153
Selling and marketing expenses..............................    130,220       169,521       221,461
Research and development expenses...........................     60,976        80,210        99,876
Cost of maintenance services and product licenses...........     55,033        70,906        92,926
General and administrative expenses.........................     41,071        49,887        58,955
Acquired research and development costs.....................     23,589        11,259        65,473
Merger costs................................................         --            --         7,737
                                                               --------      --------      --------
          Operating income..................................    159,017       230,005       241,725
Interest and other income...................................     16,378        21,129        30,277
                                                               --------      --------      --------
          Earnings before income taxes......................    175,395       251,134       272,002
Income taxes................................................     61,842        78,149        97,012
                                                               --------      --------      --------
          Net earnings......................................   $113,553      $172,985      $174,990
                                                               ========      ========      ========
Basic earnings per share....................................   $   0.55      $   0.83      $   0.83
                                                               ========      ========      ========
Shares used in computing basic earnings per share...........    208,213       208,611       211,129
                                                               ========      ========      ========
Diluted earnings per share..................................   $   0.52      $   0.78      $   0.78
                                                               ========      ========      ========
Shares used in computing diluted earnings per share.........    216,748       222,012       224,185
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

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                                       UNREALIZED                  UNEARNED
                                                                          FOREIGN      GAIN (LOSS)                PORTION OF
                               COMMON STOCK     ADDITIONAL               CURRENCY     ON SECURITIES               RESTRICTED
                             ----------------    PAID-IN     RETAINED   TRANSLATION     AVAILABLE     TREASURY      STOCK
                             SHARES    AMOUNT    CAPITAL     EARNINGS   ADJUSTMENT      FOR SALE       STOCK     COMPENSATION
                             -------   ------   ----------   --------   -----------   -------------   --------   ------------
Balance March 31, 1995.....  202,000   $2,101    $ 79,989    $296,738     $  (794)      $     --      $(54,694)    $(3,463)
Net earnings...............       --      --           --    113,553           --             --            --          --
Foreign currency
  translation adjustment...       --      --           --         --          175             --            --          --
Treasury stock purchased...   (6,692)     --           --         --           --             --       (64,816)         --
Common stock and options
  issued in connection with
  mergers and
  acquisitions.............    1,856      --           --         --           --             --            --          --
Stock options exercised and
  restricted shares
  issued...................    2,728      --       (4,455)        --           --             --        35,030         (55)
Income tax benefit from
  stock options
  exercised................       --      --        4,933         --           --             --            --          --
Unrealized gain on
  securities available for
  sale.....................       --      --           --         --           --             82            --          --
Dividends declared.........       --      --           --     (7,009)          --             --            --          --
Earned portion of
  restricted stock
  compensation.............       --      --           --         --           --             --            --       1,354
                             -------   ------    --------    --------     -------       --------      --------     -------
Balance, March 31, 1996....  199,892   2,101       80,467    403,282         (619)            82       (84,480)     (2,164)
Net earnings...............       --      --           --    172,985           --             --            --          --
Foreign currency
  translation adjustment...       --      --           --         --       (1,291)            --            --          --
Treasury stock purchased...   (1,385)     --           --         --           --             --       (31,460)         --
Stock options exercised and
  restricted shares
  issued...................    3,146      --        2,376         --           --             --        19,039      (3,441)
Income tax benefit from
  stock options
  exercised................       --      --       12,470         --           --             --            --          --
Unrealized loss on
  securities available for
  sale.....................       --      --           --         --           --           (832)           --          --
Dividends declared.........       --      --           --     (5,786)          --             --            --          --
Earned portion of
  restricted stock
  compensation.............       --      --           --         --           --             --            --       1,725
                             -------   ------    --------    --------     -------       --------      --------     -------
Balance, March 31, 1997....  201,653   2,101       95,313    570,481       (1,910)          (750)      (96,901)     (3,880)
Net earnings...............       --      --           --    174,990           --             --            --          --
Foreign currency
  translation adjustment...       --      --           --         --          367             --            --          --
Treasury stock purchased...   (2,304)     --           --         --           --             --       (70,923)         --
Common stock and options
  issued in connection with
  merger and
  acquisitions.............      392      --        2,517         --           --             --            --          --
Adjustment to conform
  fiscal year end of BGS...       --      --           --     (7,991)          --             --            --          --
Stock options exercised and
  restricted shares issued
  and forfeited............    6,587      --      (27,250)        --           --             --        68,311      (1,691)
Income tax benefit from
  stock options exercised
  and restricted shares
  issued...................       --      --       58,518         --           --             --            --          --
Unrealized gain on
  securities available for
  sale.....................       --      --           --         --           --          3,929            --          --
Dividends declared.........       --      --           --     (7,555)          --             --            --          --
Earned portion of
  restricted stock
  compensation.............       --      --           --         --           --             --            --       1,481
                             -------   ------    --------    --------     -------       --------      --------     -------
Balance, March 31, 1998....  206,328   $2,101    $129,098    $729,925     $(1,543)      $  3,179      $(99,513)    $(4,090)
                             =======   ======    ========    ========     =======       ========      ========     =======


                                 TOTAL
                             STOCKHOLDERS'
                                EQUITY
                             -------------
Balance March 31, 1995.....    $319,877
Net earnings...............     113,553
Foreign currency
  translation adjustment...         175
Treasury stock purchased...     (64,816)
Common stock and options
  issued in connection with
  mergers and
  acquisitions.............          --
Stock options exercised and
  restricted shares
  issued...................      30,520
Income tax benefit from
  stock options
  exercised................       4,933
Unrealized gain on
  securities available for
  sale.....................          82
Dividends declared.........      (7,009)
Earned portion of
  restricted stock
  compensation.............       1,354
                               --------
Balance, March 31, 1996....     398,669
Net earnings...............     172,985
Foreign currency
  translation adjustment...      (1,291)
Treasury stock purchased...     (31,460)
Stock options exercised and
  restricted shares
  issued...................      17,974
Income tax benefit from
  stock options
  exercised................      12,470
Unrealized loss on
  securities available for
  sale.....................        (832)
Dividends declared.........      (5,786)
Earned portion of
  restricted stock
  compensation.............       1,725
                               --------
Balance, March 31, 1997....     564,454
Net earnings...............     174,990
Foreign currency
  translation adjustment...         367
Treasury stock purchased...     (70,923)
Common stock and options
  issued in connection with
  merger and
  acquisitions.............       2,517
Adjustment to conform
  fiscal year end of BGS...      (7,991)
Stock options exercised and
  restricted shares issued
  and forfeited............      39,370
Income tax benefit from
  stock options exercised
  and restricted shares
  issued...................      58,518
Unrealized gain on
  securities available for
  sale.....................       3,929
Dividends declared.........      (7,555)
Earned portion of
  restricted stock
  compensation.............       1,481
                               --------
Balance, March 31, 1998....    $759,157
                               ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED MARCH 31,
                                                          -----------------------------------
                                                            1996         1997         1998
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..........................................  $113,553..   $ 172,985    $ 174,990
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Adjustment to conform fiscal year end of BGS.......         --           --       (7,991)
     Acquired research and development and merger
       costs............................................     23,589       11,259       73,210
     Depreciation and amortization......................     29,451       34,054       59,577
     (Gain) loss on sale/disposal of fixed assets and
       capitalized software.............................        (18)         (12)       4,720
     Change in allowance for doubtful accounts..........        426        2,344        1,329
     Deferred income tax provision......................      7,320       15,550       28,156
     Earned portion of restricted stock compensation....      1,354        1,725        1,482
     Changes in operating assets and liabilities:
       Increase in accounts receivable..................    (16,205)     (10,684)     (70,059)
       Increase in income tax receivable................         --           --      (40,805)
       Increase in other current assets.................     (2,663)      (3,754)      (5,930)
       Increase in other long-term assets...............     (3,680)      (7,453)      (7,501)
       Increase (decrease) in trade accounts payable....     (2,254)       1,558          (33)
       Increase in accrued commissions payable..........      3,236          135        1,153
       Increase in accrued liabilities and other........      6,687        3,649       24,299
       Increase (decrease) in taxes payable.............     13,273      (17,213)          --
       Increase in current and long-term deferred
          revenue.......................................      2,818       92,813       98,285
                                                          ---------    ---------    ---------
          Total adjustments.............................     63,334      123,971      159,892
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....    176,887      296,956      334,882
                                                          ---------    ---------    ---------
Cash flows from investing activities:
  Cash paid for technology acquisitions, net of cash
     acquired...........................................    (18,510)     (14,719)     (72,657)
  Purchases of marketable securities....................   (104,110)    (264,237)    (262,451)
  Maturities of marketable securities...................     73,375       70,120       87,311
  Proceeds from sales of fixed assets...................      1,072           --        1,522
  Capital expenditures..................................    (27,989)     (31,318)     (68,202)
  Capitalization of software development costs..........    (19,947)     (22,909)     (41,608)
  Purchased software and related assets.................     (2,911)      (9,043)      (2,449)
  (Increase) decrease in long-term financed
     receivables........................................      3,901         (251)     (13,821)
                                                          ---------    ---------    ---------
          Net cash used in investing activities.........    (95,119)    (272,357)    (372,355)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Treasury stock purchased..............................    (64,816)     (31,460)     (70,923)
  Dividends paid........................................     (7,009)      (5,786)      (7,555)
  Stock options exercised...............................      9,909       17,975       39,369
  Income tax benefit from stock options exercised.......      4,862       12,470       58,518
                                                          ---------    ---------    ---------
          Net cash provided by (used in) financing
            activities..................................    (57,054)      (6,801)      19,409
Effect of translation exchange rate changes on cash.....         63       (1,364)         367
                                                          ---------    ---------    ---------
          Net change in cash and cash equivalents.......     24,777       16,434      (17,697)
Cash and cash equivalents at beginning of year..........     48,579       73,356       89,790
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................  $  73,356    $  89,790    $  72,093
                                                          =========    =========    =========
Supplementary disclosures of cash flow information:
  Cash paid during the year for income taxes............  $  34,214    $  68,264    $  45,752
  Noncash consideration in acquisitions.................  $  20,611    $      --    $   8,573

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

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     A summary of property and equipment is as follows:

                                                                   MARCH 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $ 11,358   $ 16,366
Buildings and leasehold improvements........................    77,917     82,092
Construction in progress....................................     1,976     28,260
Computers, furniture and equipment..........................    89,923    112,054
                                                              --------   --------
                                                               181,174    238,772
          Less accumulated depreciation and amortization....   (54,469)   (75,776)
                                                              --------   --------
Net property and equipment..................................  $126,705   $162,996
                                                              ========   ========

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

  Software Development Costs --

     Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The cost of capitalized software is amortized over the products' estimated useful lives, which typically begin at five years. Each quarter, the Company analyzes the realizability of its recorded software assets. This process occasionally results in accelerated amortization charges which, over the past few years, has driven the average amortization period to approximately four years. Amortization of the capitalized software assets begins upon the declaration of the underlying products as generally available for sale. During the years ended March 31, 1996, 1997 and 1998, $19,947,000, $22,209,000 and $41,608,000, respectively, of software development costs were capitalized. Amortization for the years ended March 31, 1996, 1997 and 1998 was $8,805,000, $8,755,000 and $20,405,000,
respectively. These expenses were reported as cost of maintenance services and product licenses in the accompanying Consolidated Statements of Earnings.

  Purchased Software and Related Assets --

     Purchased software and related assets are recorded at cost. Amortization is calculated on the straight-line method over the estimated useful lives of the products, which, after impairment adjustments (discussed below), ranges from three to five years. The portion of a purchase which pertains to in-process research and development is expensed in the period of the acquisition. Amortization of the capitalized software assets begins upon the declaration of the underlying products as generally available for sale. Amortization for the years ended March 31, 1996, 1997 and 1998 was $5,742,000, $5,805,000 and
$8,921,000, respectively. These expenses were reported as cost of maintenance services and product licenses in the accompanying Consolidated Statements of Earnings.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

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

(F) FOREIGN CURRENCY TRANSLATION AND RISK MANAGEMENT

     The Company operates globally and the functional currency for most of its non-U.S. enterprises is the local currency. Financial statements of these foreign operations are translated into U.S. dollars using the current rate method in accordance with SFAS No. 52, "Foreign Currency Translation." As a result, the Company's U.S. dollar net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize the Company's risk from changes in foreign currency exchange rates, the Company utilizes certain derivative financial instruments.

     The Company utilizes two types of derivative financial instruments in managing its foreign currency exchange risk; forward exchange contracts and purchased option contracts. Forward exchange contracts are used to hedge firm commitments that subject the Company to transaction risk. Such commitments include accounts receivable, intercompany receivables/payables, cash balances and certain liabilities of foreign operations. The terms of forward exchange contracts are generally one month or less.

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

                                                                MARCH 31,
                                                     --------------------------------
                                                          1997             1998
                                                     --------------   ---------------
                                                     BUY     SELL     BUY      SELL
                                                     ---   --------   ----   --------
                                                              (IN THOUSANDS)
Options............................................  $--   $ 60,264   $ --   $162,347
Forwards (Europe)..................................   --     71,499     --     98,637
Forwards (Other)...................................   45      7,980    681      7,838
                                                     ---   --------   ----   --------
                                                     $45   $139,743   $681   $268,822
                                                     ===   ========   ====   ========

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

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

(G) DEFERRED REVENUE

     Deferred revenue is comprised primarily of deferred license revenue, maintenance revenue and other services. Deferred license and maintenance revenue which has not been collected is eliminated in consolidation. The principal components of deferred revenue are as follows:

                                                                   MARCH 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Current:
  Maintenance...............................................  $136,649   $159,774
  Licenses..................................................    19,472     73,838
  Other.....................................................     5,481      9,209
                                                              --------   --------
          Total Current Deferred Revenue....................   161,602    242,821
Long-Term:
  Maintenance...............................................    87,712    104,986
  Other.....................................................     5,572      5,364
                                                              --------   --------
          Total Long-Term Deferred Revenue..................    93,284    110,350
                                                              --------   --------
          Total Deferred Revenue............................  $254,886   $353,171
                                                              ========   ========

(H) REVENUE RECOGNITION

     The Company licenses its software products under perpetual, annual and monthly licenses. Perpetual licenses include maintenance and enhancements for either a 90 day period or a one year period. For those licenses which provide maintenance and enhancements for a one year period, the portion of the license fee associated with maintenance and enhancements is unbundled and recognized ratably as maintenance revenue. Maintenance contracts are available annually thereafter and are generally based on the value (as defined) of

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
the licensed software products. The Company also generates upgrade revenues as a result of a customer's migration, or a customer's anticipated migration to more powerful central processing units.

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

     The AICPA issued SOP 97-2, "Software Revenue Recognition" in October 1997, which replaces the previous revenue recognition rules provided by SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, which, in the case of the Company, is April 1, 1998. The adoption of this SOP is not expected to have a material impact on the Company's future Consolidated Financial Statements.

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

                                                           YEARS ENDED MARCH 31,
                                                       ------------------------------
                                                         1996       1997       1998
                                                       --------   --------   --------
Basic earnings per share:
  Net earnings.......................................  $113,553   $172,985   $174,990
                                                       --------   --------   --------
  Weighted average number of common shares...........   208,213    208,611    211,129
                                                       --------   --------   --------
  Basic earnings per share...........................  $   0.55   $   0.83   $   0.83
                                                       ========   ========   ========
Diluted earnings per share:
  Net earnings.......................................  $113,553   $172,985   $174,990
                                                       --------   --------   --------
  Weighted average number of common shares...........   208,213    208,611    211,129
  Incremental shares from assumed conversions of
     stock options and other.........................     8,535     13,401     13,056
                                                       --------   --------   --------
Adjusted weighted average number of common shares....   216,748    222,012    224,185
                                                       --------   --------   --------
Diluted earnings per share...........................  $   0.52   $   0.78   $   0.78
                                                       ========   ========   ========

(J) STOCK SPLITS

     On July 16, 1995, October 24, 1996 and April 20, 1998, the Company's board of directors declared two-for-one stock splits. These stock splits were effected in the form of stock dividends. In each case, stockholders

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
of record received one share of common stock for each share held. All stock related data in the consolidated financial statements and related notes reflects these stock splits for all periods presented.

(K) TREASURY STOCK

     Under a stock repurchase program, the Company repurchased 6,692,000, 1,385,000 and 2,304,000 shares of its common stock on the open market for aggregate purchase prices of $64,816,000, $31,460,000 and $70,923,000, in the fiscal years ended March 31, 1996, 1997 and 1998, respectively. The Company's board of directors terminated the share buy-back program, prior to consummation of the BGS Systems, Inc. (BGS) merger in March 1998, consistent with the pooling of interests accounting provisions.

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

(2) TECHNOLOGY ACQUISITIONS

     During fiscal 1996 and 1997, the Company completed acquisitions of stock and assets (including in process research and development) of several technology companies. These acquisitions were funded through the issuance of the Company's common stock and cash. All of the acquisitions completed during fiscal 1996 and 1997 were accounted for using the purchase method. The aggregate purchase price for the acquired companies was $27,789,000 and $12,950,000 during fiscal 1996 and 1997, respectively. In connection with these acquisitions, the Company recorded charges of $22,831,000 and $7,318,000 for acquired research and development, net of $758,000 and $3,941,000 in income tax benefits for fiscal 1996 and 1997, respectively.

     During May 1997, the Company completed its acquisition of DataTools, Inc. (DataTools). The Company's acquisition was the result of a purchase option exercised by the Company. The Company funded the $73,000,000 aggregate purchase price with cash, and to a lesser extent, debt forgiveness and options to purchase the Company's common stock. This acquisition was accounted for as a purchase.

     The following unaudited pro forma results of operations for the years ended March 31, 1997 and 1998 are as if the acquisition of DataTools had occurred at the beginning of each period presented. The pro forma information includes DataTools financial results as of December 31, 1996 and May 26, 1997 combined with the accounts of the Company as of March 31, 1997 and 1998.

                                                                    MARCH 31,
                                                              ---------------------
                                                                1997        1998
                                                              --------   ----------
                                                                 (IN THOUSANDS)
Total Assets................................................  $845,234   $1,200,047
Total Revenues..............................................  $613,304   $  788,153
Net Earnings................................................  $170,439   $  230,315
Diluted earnings per share..................................  $   0.77   $     1.03

     In addition to the DataTools acquisition, the Company completed additional acquisitions of assets accounted for as purchases in fiscal 1998. The aggregate purchase price for these transactions was $14,601,000. The Company recorded a $9,076,000 charge, net of a $2,025,000 income tax benefit for acquired research and development.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     The following table presents information, in thousands, concerning the purchase price allocations for the acquisitions accounted for under the purchase method for the fiscal year ended March 31, 1998.

                                                                     ACQUIRED             TOTAL
ACQUISITIONS                                              SOFTWARE    IPR&D     OTHER     PRICE
------------                                              --------   --------   ------   -------
DataTools...............................................  $15,000    $54,372    $3,628   $73,000
Sento...................................................    1,800      5,900        --     7,700
Software Partners.......................................    1,700      5,201        --     6,901
                                                          -------    -------    ------   -------
                                                          $18,500    $65,473    $3,628   $87,601
                                                          =======    =======    ======   =======

     The Company acquired DataTools in May 1997, for an aggregate purchase price of $73 million. DataTools owns certain Relational Database Management Systems (RDBMS) specific back-up products that were sold as stand-alone products. Its' flagship product is called SQL Backtrack (SQL-BT). DataTools was in the process of developing numerous products and enhanced versions of products, including next generation versions of SQL-BT for the Informix platform (SQI) and the Oracle platform (SBO), as well as first generation products for the Microsoft SQL (SBM) and Sybase IDR (SBS/I) platforms. The Company allocated approximately $18.6 million of the purchase price to developed technology, workforce and goodwill. The Company allocated approximately $54.4 million to acquired in-process research and development (IPR&D). The four most significant specific development projects, which comprised $40.6 million (74%) of the acquired IPR&D, pertained to the above mentioned projects. The primary remaining efforts associated with the IPR&D included code completion in several key areas, such as logical extraction and piecemeal back-up and recovery (BU&R), large database support and performance-related functionality. As of the acquisition date, the expected costs to complete the IPR&D were, on a calendar year basis, approximately $2.9 million in 1997, $4.7 million in 1998, $2.1 million in 1999, and $729,000 in 2000. The Company has made significant progress towards the completion of most of the underlying IPR&D projects. With respect to the estimated completion costs, the Company is below these forecasted amounts as a result of decisions to terminate certain of the IPR&D projects (such as the SBS/I project noted below) and more efficient development efforts than anticipated. The following summarizes the four primary projects pertaining to the DataTools IPR&D.

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

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     In July 1997, the Company acquired certain software code from Software Partners/32, Inc. (Software Partners) for a total purchase price of $6.9 million. The Company allocated $1.7 million of the purchase price to completed technology and $5.2 million to acquired IPR&D. This code permits file system back-up and recovery, but was not competitive with the leading products in this market. While the acquired code contained certain key functionality, it was incomplete in various aspects. As a result, the Company attempted to complete this code by, among other things, developing support for dual network hosts, enhancing the interface with the SQL-BT object back-up stream interface (OBSI), developing support for SBI and SBM and developing support for code and integrating it into its Patrol recovery manager product. These efforts were unsuccessful, and the Company is now attempting to complete the code and integrate it into a planned distributed systems application recovery management product scheduled to be released in the latter part of fiscal 2000. The expected costs to complete the IPR&D (and to integrate the technology into the application recovery product) are approximately $720,000 in fiscal 1999 and $1,200,000 in fiscal 2000. The allocation of purchase price to completed technology reflects the estimated discounted future cash flows associated with the customers using the existing technology.

     The values assigned to acquired IPR&D in the above mentioned transactions were generally determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projections used to value the acquired IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. Operating expenses were estimated based on historical results and anticipated profit margins. Due to purchasing power increases and general economies of scale, estimated operating expenses as a percentage of revenues were, in some cases, estimated to decrease after the acquisitions.

     The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations. Due to the nature of the forecast and risks associated with the projected growth, profitability and the developmental nature of the projects, discount rates of 16% to 20% were generally appropriate for the acquired IPR&D. These discount rates were commensurate with the respective stage of development and the uncertainties in the economic estimates described above. If the acquired IPR&D projects are not successfully completed, the Company's business, operating results, and financial condition may be materially adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

     During March 1998, the Company completed the acquisition of BGS. This acquisition was accounted for as a pooling of interests in accordance with Accounting Principles Board (APB) Opinion No. 16. The Company recorded a $7,737,000 charge for merger costs. The Company exchanged a total of 7,179,000 shares of its common stock for all of the outstanding shares of BGS. The Company also converted BGS employee owned options into options to purchase 746,000 shares of the Company's stock. The results of operations for BGS are included for all periods presented herein.

     BGS had previously reported on a January 31 year end. As such, the accounts of BGS for its 1996 and 1997 fiscal years have been consolidated with the accounts of the Company as of March 31, 1996 and 1997, respectively. Total revenues and net loss were approximately $6.5 million and $8 million (inclusive of approximately $5.2 million of merger related costs), respectively, during the two-month period ended March 26, 1998. The revenues and operating results for this period are not indicative of a full quarter's results since a substantial amount of license revenues are generated in the last few days of a typical quarter. An adjustment is included in the consolidated statement of stockholders' equity for the net income attributed to this two-month period.

     The Company has restated its 1996, 1997 and 1998 consolidated financial statements to include the financial position, results of operations and cash flows of BGS which was acquired in 1998 and was accounted for under the pooling of interests method of accounting. This acquisition had been accounted for as an

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
immaterial pooling of interests transaction for which prior periods were not restated in the Company's previously issued financial statements included in the Company's 1998 Annual Report on Form 10-K. The restatement is a result of a change in the Company's evaluation of the impact of the pooling of interests transaction on the Company's prior period financial statements. The following are reconciliations of total revenues and net earnings previously reported by the Company for the years ended March 31, 1996 and 1997, with the combined amounts currently presented in the financial statements for those years:

                                      YEAR ENDED              YEAR ENDED              YEAR ENDED
                                    MARCH 31, 1996          MARCH 31, 1997          MARCH 31, 1998
                                 ---------------------   ---------------------   ---------------------
                                     AS                      AS                      AS
                                 PREVIOUSLY              PREVIOUSLY              PREVIOUSLY
                                  REPORTED    COMBINED    REPORTED    COMBINED    REPORTED    COMBINED
                                 ----------   --------   ----------   --------   ----------   --------
Total Revenues.................   $428,850    $469,906    $563,210    $611,788    $$730,634   $788,153
Net Earnings...................    105,571     113,553     163,872     172,985     165,854     174,990

(3) FINANCIAL INSTRUMENTS

     Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. The Company has the ability and intent to hold most of its investment securities to maturity and thus has classified these securities as "held to maturity" pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities have been recorded at amortized cost in the Company's Consolidated Balance Sheets. Securities classified as "available for sale" are recorded at fair value. The resulting net unrealized gains or losses are recorded as an increase or decrease to stockholders' equity. The Company holds no securities classified as "trading securities." Gains and losses, realized and unrealized, are calculated using the specific identification method. The tables below summarizes the Company's total investment securities portfolio as of March 31, 1997 and 1998.

                          HELD TO MATURITY SECURITIES

                                                            GROSS        GROSS
                                                          UNREALIZED   UNREALIZED   AMORTIZED
                                             FAIR VALUE     GAINS        LOSSES       COSTS
                                             ----------   ----------   ----------   ---------
                                                              (IN THOUSANDS)
1997
Maturities Within 1 Year
  Municipal Securities.....................   $ 32,901      $   92      $    (4)    $ 32,813
  Corporate Bonds..........................     16,030         144           --       15,886
  Euro Bonds and other.....................      2,028           1           --        2,027
                                              --------      ------      -------     --------
          Total maturities within 1 year...   $ 50,959      $  237      $    (4)    $ 50,726
                                              ========      ======      =======     ========
Maturities From 1-5 Years
  Municipal Securities.....................   $210,754      $  736      $(1,145)    $211,163
  Corporate Bonds..........................     34,125          48         (305)      34,382
  Euro Bonds and other.....................     15,607         193          (50)      15,464
  Mortgage securities......................     11,353           2         (611)      11,962
                                              --------      ------      -------     --------
          Total maturities from 1-5
            years..........................   $271,839      $  979      $(2,111)    $272,971
                                              ========      ======      =======     ========
Maturities From 6-10 Years
  Corporate Bonds..........................   $  2,955      $   --      $   (68)    $  3,023
  Euro Bonds...............................      3,019          --          (59)       3,078
  Mortgage Securities......................      4,789          --         (146)       4,935

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                                                            GROSS        GROSS
                                                          UNREALIZED   UNREALIZED   AMORTIZED
                                             FAIR VALUE     GAINS        LOSSES       COSTS
                                             ----------   ----------   ----------   ---------
                                                              (IN THOUSANDS)
  Municipal Bonds..........................     34,377          --         (326)      34,703
                                              --------      ------      -------     --------
          Total maturities from 6-10
            years..........................   $ 45,140      $   --      $  (599)    $ 45,739
                                              ========      ======      =======     ========

1998
Maturities Within 1 Year
  Municipal Securities.....................   $ 31,779      $  214      $    --     $ 31,565
  Corporate Bonds..........................      9,924          45           (5)       9,884
  Euro Bonds and other.....................      4,126          40           --        4,086
                                              --------      ------      -------     --------
          Total maturities within 1 year...   $ 45,829      $  299      $    (5)    $ 45,535
                                              ========      ======      =======     ========
Maturities From 1-5 Years
  Municipal Securities.....................   $307,651      $3,584      $  (501)    $304,568
  Corporate Bonds..........................     38,949         568          (38)      38,419
  Mortgage Securities......................     11,544          30          (67)      11,580
  Euro Bonds and other.....................     35,594         104         (178)      35,668
                                              --------      ------      -------     --------
          Total maturities from 1-5
            years..........................   $393,738      $4,286      $  (784)    $390,235
                                              ========      ======      =======     ========
Maturities From 6-10 Years
  Corporate Bonds..........................   $  6,296      $   --      $   (83)    $  6,379
  Euro Bonds...............................     11,158          --          (57)      11,216
  Mortgage Securities......................      1,645          --          (16)       1,661
  Municipal Bonds..........................     33,165          98          (91)      33,158
                                              --------      ------      -------     --------
          Total maturities from 6-10
            years..........................   $ 52,264      $   98      $  (247)    $ 52,414
                                              ========      ======      =======     ========

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                         AVAILABLE FOR SALE SECURITIES

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
                                                              (IN THOUSANDS)
1997
Maturities Within 1 Year
  Municipal Securities.....................  $ 11,385      $   58      $    --      $ 11,443
                                             --------      ------      -------      --------
          Total maturities within 1 year...  $ 11,385      $   58      $    --      $ 11,443
                                             ========      ======      =======      ========
Maturities From 1-5 Years
  Municipal Securities.....................  $ 43,176      $   71      $  (281)     $ 42,966
  Euro Bonds...............................    13,743          --         (159)       13,584
  Corporate Bonds..........................     6,686          --          (86)        6,600
  Mortgage Securities and Other............     9,340          --           (1)        9,339
                                             --------      ------      -------      --------
          Total maturities from 1-5
            years..........................  $ 72,945      $   71      $  (527)     $ 72,489
                                             ========      ======      =======      ========
Maturities From 6-10 Years
  Municipal Securities.....................  $  5,644      $   --      $   (92)     $  5,552
  Corporate Bonds..........................     2,079           9           --         2,088
  Mortgage Securities and Other............     4,172          --         (269)        3,903
                                             --------      ------      -------      --------
          Total maturities from 6-10
            years..........................  $ 11,895      $    9      $  (361)     $ 11,543
                                             ========      ======      =======      ========
1998
Maturities Within 1 Year
  Municipal Securities.....................  $ 10,196      $  455      $   (12)     $ 10,639
                                             --------      ------      -------      --------
          Total maturities within 1 year...  $ 10,196      $  455      $   (12)     $ 10,639
                                             ========      ======      =======      ========
Maturities From 1-5 Years
  Municipal Securities.....................  $ 54,513      $  460      $   (41)     $ 54,932
  Corporate Bonds..........................    12,208         141          (16)       12,333
  Euro Bonds...............................    28,510          69         (147)       28,432
  Other....................................     8,753       2,452           --        11,205
                                             --------      ------      -------      --------
          Total maturities from 1-5
            years..........................  $103,984      $3,122      $  (204)     $106,902
                                             ========      ======      =======      ========
Maturities From 6-10 Years
  Municipal Securities.....................  $ 34,939      $   49      $  (232)     $ 34,756
  Mortgage Securities and other............     3,498          28          (27)        3,499
                                             --------      ------      -------      --------
          Total maturities from 6-10
            years..........................  $ 38,437      $   77      $  (259)     $ 38,255
                                             ========      ======      =======      ========

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

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

During fiscal 1998, the Company transferred a total of $147,022,000, which approximated fair value, to financing institutions on a non-recourse basis. As of March 31, 1998, trade finance receivables which have been transferred to financing institutions, which remain outstanding, totaled approximately $228,270,000.

(5) COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

     The components of cost of maintenance services and product licenses for the years ended March 31, 1996, 1997 and 1998 are as follows:

                                                         1996       1997       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Cost of maintenance services..........................  $37,226    $47,644    $56,997
Amortization of software development costs............    8,805      8,755     20,405
Amortization of purchased software....................    5,742      5,805      8,921
Royalties.............................................    3,260      8,702      6,603
                                                        -------    -------    -------
                                                        $55,033    $70,906    $92,926
                                                        =======    =======    =======

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

     The provision for income taxes in the years ended March 31, 1996, 1997 and 1998, consisted of the following:

                                                         1996       1997       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Current:
  Federal.............................................  $44,147    $52,994    $57,558
  State...............................................      298        270        202
  Foreign.............................................   10,078      9,335     14,516
                                                        -------    -------    -------
          Total current...............................   54,523     62,599     72,276
Deferred:
  Federal.............................................    7,319     15,550     24,736
                                                        -------    -------    -------
          Total deferred..............................    7,319     15,550     24,736
                                                        -------    -------    -------
                                                        $61,842    $78,149    $97,012
                                                        =======    =======    =======

     The foreign provision for income taxes is based on foreign pre-tax earnings of $46,474,000 for fiscal 1996, $67,571,000 for fiscal 1997 and $88,114,000 for fiscal 1998.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     The income tax expense of $61,842,000 for fiscal 1996, $78,149,000 for fiscal 1997 and $97,012,000 for fiscal 1998 differs from the amount computed by applying the statutory federal income tax rate of 35% to consolidated earnings before income taxes as follows:

                                                       1996        1997        1998
                                                      -------    --------    --------
                                                              (IN THOUSANDS)
Expense computed at statutory rate..................  $61,388    $ 87,897    $ 95,201
Increase (reduction) resulting from:
  Foreign tax effect, net...........................   (4,339)    (11,543)    (17,710)
  Tax benefit from foreign sales corporation........     (777)       (610)       (737)
  Income not subject to tax.........................   (3,081)     (2,783)     (5,734)
  Other.............................................    2,628       4,644       9,213
                                                      -------    --------    --------
          Subtotal..................................   55,819      77,605      80,233
Non-deductible charge for acquired research and
  development.......................................    6,023         544      16,779
                                                      -------    --------    --------
                                                      $61,842    $ 78,149    $ 97,012
                                                      =======    ========    ========

     Aggregate unremitted earnings of foreign subsidiaries for which U.S. Federal income taxes have not been provided, totaled approximately $157,195,000 at March 31, 1998. Deferred income taxes have not been provided on these earnings because the Company considers them to be indefinitely reinvested.

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The tax effects of the temporary differences as of March 31, 1997 and 1998 are presented as follows:

                                                                1997        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred Tax Assets:
  Deferred revenue..........................................  $ 17,014    $  8,495
  Acquired research and development.........................     5,513       4,942
  Deferred compensation plan................................     1,821       2,802
  Accruals not currently deductible.........................       403       1,805
  Other.....................................................     4,781       5,458
                                                              --------    --------
          Total deferred tax asset..........................    29,532      23,502
                                                              --------    --------
Deferred Tax Liabilities:
  Software capitalization, net..............................   (14,326)    (21,075)
  Book/tax difference on assets.............................    (3,499)     (3,405)
  Stock compensation plans..................................    (2,130)     (1,370)
  Foreign earnings and other................................   (20,001)    (32,411)
                                                              --------    --------
          Total deferred tax liability......................   (39,956)    (58,261)
                                                              --------    --------
Net deferred tax liability..................................  $(10,424)   $(34,759)
                                                              ========    ========
As reported:
Net current deferred tax asset (included in other current
  assets)...................................................  $  4,875    $  8,695
                                                              ========    ========
Net long-term deferred tax liability........................  $(15,299)   $(43,454)
                                                              ========    ========

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(7) STOCK INCENTIVE PLANS

     The Company has adopted numerous stock plans that provide for the grant of options and restricted stock to employees and directors of the Company. Under these plans, all options have been granted at either fair market value or 115% of fair market value as of the date of grant and have a ten year term. All grants under these plans vest over terms of either three, four or five years. The restricted stock is subject to transfer restrictions that lapse over five years. Under these plans, the Company was authorized to grant a total of 17,870,000 shares as of March 31, 1998.

     The following is a summary of the stock option activity for the years ended March 31, 1996, 1997 and 1998 (in thousands, except price per share amounts):

                                          1996                     1997                     1998
                                 ----------------------   ----------------------   ----------------------
                                               WEIGHTED                 WEIGHTED                 WEIGHTED
                                               AVERAGE                  AVERAGE                  AVERAGE
                                               EXERCISE                 EXERCISE                 EXERCISE
                                   SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                 -----------   --------   -----------   --------   -----------   --------
Options outstanding at
  beginning of year............       25,477     $ 5           26,734     $ 6           26,626     $ 8
Options granted................        4,280     $10            3,430     $22            5,821     $30
Options exercised..............       (2,545)    $ 4           (2,944)    $ 6           (6,542)    $ 6
Options forfeited or
  canceled.....................         (478)    $ 7             (594)    $ 8           (1,684)    $ 8
                                 -----------              -----------              -----------
Options outstanding at end of
  year.........................       26,734     $ 6           26,626     $ 8           24,221     $14
                                 ===========              ===========              ===========
Option price range per share...  $0.09-10.85              $0.32-24.19              $0.48-33.47
                                 ===========              ===========              ===========
Options exercisable............        5,458     $ 4            7,322     $ 5            6,447     $ 8
                                 ===========              ===========              ===========

     The following is a summary of the restricted stock activity for the years ended March 31, 1996, 1997 and 1998:

                                                              1996   1997   1998
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Shares granted and unearned at beginning of year............   520    327    294
Shares granted..............................................     7    169     82
Shares earned...............................................  (200)  (202)   (45)
Shares forfeited............................................    --     --   (120)
                                                              ----   ----   ----
Shares granted and unearned at end of year..................   327    294    211
                                                              ====   ====   ====

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

     In 1996, BGS adopted the 1995 Employee Stock Purchase Plan (the BGS ESPP). Under the BGS ESPP, an aggregate of 72,840 shares of Common Stock were reserved for purchase by qualified employees, at 85% of the appropriate market price. The BGS ESPP had a two-year term with 18,210 shares being offered for purchase in semi-annual offerings. The BGS ESPP provided that qualified employees may authorize payroll deductions from 1% to 10% of their base pay to purchase shares at the lower of the market price in effect on

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
the day the offering starts or the day the offering terminates. If more than 18,210 shares qualified to be purchased in an offering, employees received shares on a pro rata basis. During fiscal 1996, 1997 and 1998, BGS issued 35,849, 26,254 and 24,077 shares pursuant to this plan. This plan was terminated in connection with BGS's merger with the Company. Shares previously acquired pursuant to the plan were converted to the Company's common shares.

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

     Had the compensation cost for these plans been determined pursuant to the alternative method permitted under SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                            1996       1997       1998
                                                          --------   --------   --------
Net Income:   As Reported...............................  $113,553   $172,985   $174,990
              Pro Forma.................................  $112,679   $169,211   $165,777
Diluted EPS:  As Reported...............................  $   0.52   $   0.78   $   0.78
              Pro Forma.................................  $   0.52   $   0.76   $   0.74

     In computing the above disclosure, the fair values of each option grant, the BGS ESPP and the Purchase Plan discounts are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in both 1997 and 1998: risk-free interest rate of 6 percent, expected life of 5 years for options and restricted stock, expected life of 6 months for Purchase Plan shares, expected volatility of 40 percent and no expected dividend yields. The weighted average fair value of options granted in fiscal 1996, 1997 and 1998 was $4.23, $9.61 and $13.36, respectively.

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

     The Company's outstanding options as of March 31, 1998, are segregated into the following three categories in accordance with SFAS No. 123 (in thousands, except per share and year amounts):

                                                                WEIGHTED AVERAGE
OUTSTANDING   EXERCISABLE      RANGE OF      WEIGHTED AVERAGE      REMAINING
  SHARES        SHARES      EXERCISE PRICE    EXERCISE PRICE    CONTRACTUAL LIFE
-----------   -----------   --------------   ----------------   ----------------
  10,806         4,516       $  0.48-6.09         $ 5.46              6.41
   5,118         1,446       $ 6.25-17.06         $10.26              7.34
   8,297           485       $19.84-33.47         $28.43              9.32

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(8) RETIREMENT PLAN

     The Company maintains a salary reduction profit sharing plan or 401(k) plan ("the Plan") available to all domestic employees. The Plan is based on a calendar year end and allows employees to contribute up to 15% of their annual compensation with a maximum contribution of $9,240 in calendar year 1995 and $9,500 in calendar years 1996 and 1997. In each of the calendar years 1995, 1996 and 1997, the board of directors authorized contributions to the Plan that would match the employee's contribution up to a maximum of $5,000. The costs of these contributions to the Company amounted to $3,211,000, $3,956,000 and $6,556,000 for the fiscal years ended March 31, 1996, 1997 and 1998, respectively. The Company contributions vest to the employee in increments of 20% per year beginning with the third year of employment and ending with the seventh.

     BGS has a profit-sharing plan covering all employees and officers who are at least 21 years of age and have completed at least one year of service with BGS. Contributions under the plan are discretionary and may not exceed 15% of the total compensation paid to all eligible participants each year. Contributions were $50,000, $72,500 and $100,000 in 1996, 1997 and 1998, respectively.

     In addition to the Company's 401(k) plans, the Company maintains a deferred compensation plan for certain employees of the Company. At March 31, 1998, a total of approximately $9,975,000 is included in long term securities, with a corresponding aggregate amount included in accrued liabilities and unrealized gain on securities available for sale. Employees participating in this plan may receive their respective amounts upon request.

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

     Future minimum lease payments under noncancelable operating leases as of March 31, 1998 are:

                                                          FISCAL YEARS
                                                             ENDING
                                                           MARCH 31,
                                                         --------------
                                                         (IN THOUSANDS)
1999...................................................     $15,425
2000...................................................      12,832
2001...................................................       7,903
2002...................................................       3,825
2003...................................................       2,295
2004 and thereafter....................................       2,773
                                                            -------
          Total minimum lease payments.................     $45,053
                                                            =======

     The Company filed a trade secret lawsuit styled BMC Software, Inc. vs. Peregrine Systems, Inc. et al., Cause No. 91-10161, in the 200th Judicial District Court of Travis County, Texas, in August 1995. The lawsuit sought an injunction prohibiting a group of former employees and their employer from misappropriating and misusing certain of the Company's trade secrets. The Company has settled the litigation as to certain individuals and claims and is continuing to pursue its trade secret and other claims against the remaining and additional defendants. These defendants are asserting counterclaims against the Company for violations of the Texas Free Enterprise and Antitrust Act of 1983, abuse of process, slander of title, tortious interference with contract and tortious interference with advantageous and prospective business relationships. These counter-

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
claims seek compensatory, treble and exemplary damages, costs and attorneys' fees and certain injunctive relief. Management believes the ultimate resolution of the above matters will not be material to the Company's financial condition.

     The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operations or consolidated financial position.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(10) FOREIGN OPERATIONS

     The table below summarizes selected financial information with respect to the Company's operations by geographic locations. Within the European marketplace, the Company's German operations are the most significant with total revenues accounting for over 32% of total European revenues in each of the three fiscal years presented.

                                                           YEARS ENDED MARCH 31,
                                                      --------------------------------
                                                        1996       1997        1998
                                                      --------   --------   ----------
                                                               (IN THOUSANDS)
REVENUES
  North America.....................................  $280,146   $379,008   $  512,765
  Europe............................................   158,133    196,748      238,365
  Pacific Rim and Other.............................    31,627     36,032       37,023
                                                      --------   --------   ----------
          Consolidated..............................  $469,906   $611,788   $  788,153
                                                      ========   ========   ==========
OPERATING PROFITS*
  North America.....................................  $ 60,076   $102,223   $  101,708
  Europe............................................    85,464    109,433      133,787
  Pacific Rim and Other.............................    13,477     18,349        6,230
                                                      --------   --------   ----------
          Consolidated..............................  $159,017   $230,005   $  241,725
                                                      ========   ========   ==========
IDENTIFIABLE ASSETS
  North America.....................................  $488,854   $687,762   $  976,843
  Europe............................................   129,792     87,491      106,270
  Pacific Rim and Other.............................    24,953    114,433      165,382
                                                      --------   --------   ----------
          Consolidated..............................  $643,599   $889,686   $1,248,495
                                                      ========   ========   ==========

---------------

* Substantially all of the Company's product research and development is conducted in North America which has the effect of reducing the reported North American operating profits.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997, however, disclosure is not required in interim financial statements in the initial year of adoption. Accordingly, the Company will reflect the provisions of SFAS No. 131 in its Consolidated Financial Statements for the March 31, 1999, fiscal year. The Company is currently assessing the SFAS No. 131 requirements.

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

Houston, Texas
May 1, 1998

                                                                     SCHEDULE II

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                               VALUATION ACCOUNT
                   YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                          BALANCE AT      CHARGED     CHARGED TO
                                         BEGINNING OF   (CREDIT) TO     OTHER                  BALANCE AT
YEAR             DESCRIPTION                 YEAR        EXPENSES      ACCOUNTS    DEDUCTION   END OF YEAR
----             -----------             ------------   -----------   ----------   ---------   -----------
1996  Allowance for doubtful
      accounts.........................     $1,876           776          --         (354)       $2,298
1997  Allowance for doubtful
      accounts.........................     $2,298         2,344          --           --        $4,642
1998  Allowance for doubtful
      accounts.........................     $4,642         1,489          --         (160)       $5,971

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 1999.

                                            BMC SOFTWARE, INC.

                                            By:    /s/ MAX P. WATSON JR.
                                              ----------------------------------
                                                      Max P. Watson Jr.
                                               Chairman of the Board, President
                                                 and Chief Executive Officer

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

                     SIGNATURES                                       TITLE                    DATE
                     ----------                                       -----                    ----

                /s/ MAX P. WATSON JR.                  Chairman of the Board, President
-----------------------------------------------------    and Chief Executive Officer
                  Max P. Watson Jr.                      (Principal Executive Officer)

                /s/ WILLIAM M. AUSTIN                  Senior Vice President and Chief
-----------------------------------------------------    Financial Officer
                  William M. Austin

                 /s/ JOHN W. BARTER                    Director
-----------------------------------------------------
                   John W. Barter

                 /s/ B. GARLAND CUPP                   Director
-----------------------------------------------------
                   B. Garland Cupp

                /s/ MELDON K. GAFNER                   Director
-----------------------------------------------------
                  Meldon K. Gafner

                   /s/ L. W. GRAY                      Director
-----------------------------------------------------
                     L. W. Gray

               /s/ KEVIN M. KLAUSMEYER                 Vice President, Controller (Chief
-----------------------------------------------------    Accounting Officer)
                 Kevin M. Klausmeyer

                /s/ GEORGE F. RAYMOND                  Director
-----------------------------------------------------
                  George F. Raymond

                 /s/ TOM C. TINSLEY                    Director
-----------------------------------------------------
                   Tom C. Tinsley

                                 EXHIBIT INDEX


EXHIBIT
NUMBER
-------
 3.1       --  Restated Certificate of Incorporation of the Company;
               incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form S-1 (Registration No. 33-22892)
               (the "S-1 Registration Statement").

 3.2       --  Certificate of Amendment of Restated Certificate of
               Incorporation; incorporated by reference to Exhibit 3.2 to the Company's Annual Report for the fiscal year ended March 31, 1997
               (the "1997 10-K").

 3.2       --  Bylaws of the Company; incorporated by reference to Exhibit 3.2 to the S-1 Registration Statement.

 4.1       --  Specimen Stock Certificate for the Common Stock of the Company;
               incorporated by reference to Exhibit 4.1 to the S-1 Registration
               Statement.

 4.2       --  Rights Agreement, dated as of May 8, 1995, between the Company and The First National Bank of Boston, as Rights Agent (the
               "Rights Agreement"), specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A
               Junior Participating Preferred Stock as Exhibit A, the form of
               Right Certificate as Exhibit B and the form of the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the registrant's Registration Statement on Form 8-A dated May 10,
               1995).

 4.3       --  Amendment to the Rights Agreement; incorporated by reference to
               Exhibit 4.3 to the 1997 10-K.

 10.1(a)   --  Form of BMC Software, Inc. 1994 Employee Incentive Plan;
               incorporated by reference to Exhibit 10.7(a) to the Company's
               Annual Report on Form 10-K for the fiscal year ended March 31,
               1995 (the "1995 10-K").

 10.1(b)   --  Form of Stock Option Agreement employed under BMC Software, Inc.
               1994 Employee Incentive Plan; incorporated by reference to
               Exhibit 10.7(b) to the 1995 10-K.

 10.2(a)   --  Form of BMC Software, Inc. 1994 Non-employee Directors' Stock
               Option Plan; incorporated by reference to Exhibit 10.8(a) to the
               1995 10-K.

 10.2(b)   --  Form of Stock Option Agreement employed under BMC Software, Inc.
               1994 Nonemployee Directors' Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

 10.3      --  Description of BMC Software, Inc. Executive Officer Annual
               Incentive Plan; incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

 10.4      --  Form of Stock Option Agreement employed under BMC Software, Inc.
               1994 Employee Incentive Plan for certain executive officers.

 10.5      --  Form of Restricted Stock Agreement employed under BMC Software
               Inc. 1994 Employee Incentive Plan for certain executive officers.

 10.5(a)   --  License Agreement with International Business Machines
               Corporation; incorporated by reference to Exhibit 10.12 to the
               S-1 Registration Statement.

 10.5(b)   --  License Agreements for Use and Marketing of Program Materials
               dated May 13, 1986, with International Business Machines
               Corporation; incorporated by reference to Exhibit 10.13 to the
               S-1 Registration Statement.

 10.5(c)   --  Customer Agreement with International Business Machines
               Corporation dated April 10, 1991; incorporated by reference to
               Exhibit 10.15 to the Company's Annual Report on Form 10-K for the
               fiscal year ended March 31, 1992 (the "1992 10-K").

 10.6      --  Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to
               Exhibit 10.11 to the 1995 10-K.

 22.1      --  Subsidiaries of the Company.

*23.1      --  Consent of Arthur Andersen LLP, independent public accountants.

*23.2      --  Consent of Ernst & Young LLP, independent auditors.

*27        --  Financial Data Schedule

-------------

* Filed herewith.