Form 10-Q/A
period 1998-06-30
BMC SOFTWARE INC
filed 1999-02-24
CIK 835729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                  Amendment 1

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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                           Quarter Ended June 30, 1998


    The Registrant hereby amends the Form 10-Q for the quarterly period ended June 30, 1998.

    This amendment is the result of an acquisition of BGS Systems, Inc. (BGS) which had been accounted for as an immaterial pooling of interests transaction for which prior periods were not restated to reflect BGS operations in the Registrant's Form 10-Q for the quarterly period ended June 30, 1998. The restatement resulted from a change in the Registrant's evaluation of the materiality of BGS's results of operations and financial position relative to the Registrant's prior period financial statements.



                                      INDEX

                                                                                                Page
                                                                                                ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements                                                              3

               Condensed Consolidated Balance Sheets
               March 31, 1998 and June 30, 1998 (Unaudited)                                      3

               Condensed Consolidated Statements of Earnings
               Three months ended June 30, 1997 and 1998
               (Unaudited)                                                                       5

               Condensed Consolidated Statements of Cash Flows Three months ended June 30, 1997 and 1998
               (Unaudited)                                                                       6

               Notes to Condensed Consolidated Financial
               Statements                                                                        7

Item 2.        Management's Discussion and Analysis of Results
               of Operations and Financial Condition                                             9


               SIGNATURES                                                                       23

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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (continued)

                                                              March 31,          June 30,
           LIABILITIES AND STOCKHOLDERS' EQUITY                 1998              1998
                                                             -----------      -----------
                                                                              (Unaudited)
Current liabilities:

  Trade accounts payable                                     $    11,361      $     8,501

  Accrued liabilities and other                                   81,352          107,711

  Current portion of deferred revenue                            242,821          316,050
                                                             -----------      -----------

    Total current liabilities                                    335,534          432,262

Long-term liabilities:

  Deferred revenue                                               110,350          156,711

  Other long-term liabilities                                     43,454           48,641
                                                             -----------      -----------

  Total long-term liabilities                                    153,804          205,352
                                                             -----------      -----------

    Total liabilities                                            489,338          637,614

Stockholders' equity:

 Common stock                                                      2,101            2,173

 Additional paid-in capital                                      129,134          126,122

 Retained earnings                                               729,889          788,535

 Foreign currency translation adjustment                          (1,543)          (1,448)

 Unrealized gain on securities available for sale                  3,179            4,507
                                                             -----------      -----------
                                                                 862,760          919,889

     Less treasury stock                                          99,513           78,397

  Less unearned portion of restricted stock compensation           4,090            4,799
                                                             -----------      -----------

     Total stockholders' equity                                  759,157          836,693
                                                             -----------      -----------

                                                             $ 1,248,495      $ 1,474,307
                                                             ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended
                                                                     June 30,
                                                                1997          1998
                                                             ---------      --------
Revenues:
   Licenses                                                  $ 113,875      $160,505
   Maintenance                                                  56,153        65,100
                                                             ---------      --------

       Total revenues                                          170,028       225,605

Operating expenses:
   Selling and marketing                                        50,337        64,862
   Research and development                                     21,875        33,829
   Cost of maintenance services and product licenses            20,982        22,905
   General and administrative                                   12,102        16,202
   Acquired research and development and related costs          60,272        17,304
                                                             ---------      --------

       Total operating expenses                                165,568       155,102
                                                             ---------      --------

              Operating income                                   4,460        70,503

Other income                                                     6,276         9,944
                                                             ---------      --------

Earnings before taxes                                           10,736        80,447

Income taxes                                                    19,085        21,801
                                                             ---------      --------

Net earnings (loss)                                          $  (8,349)     $ 58,646
                                                             =========      ========

Basic earnings (loss) per share                              $    (.04)     $   0.27
                                                             =========      ========

Shares used in computing basic earnings (loss) per share       209,689       214,132
                                                             =========      ========

Diluted earnings per share                                   $    (.04)     $   0.26
                                                             =========      ========

Shares used in computing diluted earnings per share            223,983       227,414
                                                             =========      ========


See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      June 30,
                                                                 1997           1998
                                                              ---------      ---------
Cash flows from operating activities:
     Net earnings (loss)                                      $  (8,349)     $  58,646
     Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
         Acquired research and development costs                 60,272         17,304
         Depreciation and amortization                           12,084         11,767
         Net change in receivables,
            payables and other items                             25,096        163,751
                                                              ---------      ---------
              Total adjustments
                                                                 97,452        192,822
                                                              ---------      ---------
                Net cash provided by operating activities        89,103        251,468

Cash flows from investing activities:
     Technology acquisitions, net of cash acquired              (51,187)        (2,000)
     Purchased software and related assets                         (947)          (495)
     Capital expenditures                                       (13,020)       (21,744)
     Capitalization of software development                      (9,583)       (11,168)
     Purchases of securities held to maturity                   (14,973)      (154,239)
     Proceeds from securities held to maturity                    9,893          8,673
     (Increase) decrease in long-term finance receivables          (224)        (5,249)
                                                              ---------      ---------
                 Net cash used in investing activities          (80,041)      (186,222)

Cash flows from financing activities:
     Income tax reduction relating to stock options               6,227         10,138
     Dividends paid                                              (1,881)            --
     Stock options exercised                                      6,607          6,881
     Treasury stock acquired                                       (933)            --
                                                              ---------      ---------
                 Net cash used in financing activities           10,020         17,019

Effect of exchange rate changes on cash                             116             95
                                                              ---------      ---------
Net change in cash and cash equivalents                          19,198         82,360

Cash and cash equivalents at beginning of period                 89,790         72,093
                                                              ---------      ---------
Cash and cash equivalents at end of period                    $ 108,988      $ 154,453
                                                              =========      =========

Supplemental disclosure of cash flow information:
          Cash paid for income taxes                          $   3,362      $      --

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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

                                                         Three Months Ended
                                                              June 30,
                                                         1997          1998
                                                      ---------      --------
Basic earnings per share:
   Net earnings                                       $  (8,349)     $ 58,646
                                                      ---------      --------

   Weighted average number of common shares             209,689       214,132
                                                      ---------      --------

   Basic earnings per share                           $    (.04)     $   0.27
                                                      =========      ========

Diluted earnings per share:
   Net earnings                                       $  (8,349)     $ 58,646
                                                      ---------      --------

   Weighted average number of common shares             209,689       214,132
   Incremental shares from assumed conversions-
      stock options and other                            14,294        13,282
                                                      ---------      --------
Adjusted weighted average number of common shares       223,983       227,414
                                                      ---------      --------

Diluted earnings per share                            $    (.04)     $   0.26
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

Note 4 - Comprehensive Income

         In June 1997, the Financial Accounting Standards Board (FASB) issued SGAS No. 130, "Reporting Comprehensive Income". SGAS No. 130 requires the presentation of a Comprehensive Income Statement that is to be presented with other general financial statements. This statement is effective for the Company's fiscal year end 1999. The following table sets forth the calculation of comprehensive income for the following periods:

                                                         Three Months Ended
                                                              June 30,
                                                         1997          1998
                                                      ---------      --------
                                                         (in thousands)
Net earnings                                          $  (8,349)     $ 58,646
Foreign currency translation gains/losses                   166            95
Unrealized gain on securities available for sale          2,342         1,328
                                                      ---------      --------
      Total comprehensive income                      $  (5,841)     $ 60,069
                                                      =========      ========

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

                                              Percentage of Total Revenues
                                              ----------------------------
                                                   Three Months Ended
                                                       June 30,
                                                 1997             1998
                                              ----------       ----------
Revenues:
  License                                           67.0%            71.1%
  Maintenance                                       33.0             28.9
                                              ----------       ----------
    Total revenues                                 100.0            100.0

Operating expenses:
  Selling and marketing                             29.6             28.7
  Research and development                          12.9             15.0
  Cost of maintenance services
     and product licenses                           12.3             10.1
  General and administrative                         7.1              7.2
  Acquired research and development costs           35.5              7.7
                                              ----------       ----------

Operating income                                     2.6             31.3

Other income                                         3.7              4.4
                                              ----------       ----------

Earnings before taxes                                6.3             35.7

Income taxes                                        11.2              9.7
                                              ----------       ----------

Net earnings (loss)                                 (4.9)%           26.0%
                                              ==========       ==========

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

REVENUES

                                      Three Months Ended
                                          June 30,
                                       (in thousands)
                                      1997         1998        Change
                                    --------     --------     --------
North American license revenues     $ 80,205     $114,252         42.4%
International license revenues        33,670       46,253         37.4%
                                    --------     --------
 Total license revenues              113,875      160,505         40.9%

Maintenance revenues                  56,153       65,100         15.9%
                                    --------     --------
 Total revenues                     $170,028     $225,605         32.7%
                                    ========     ========

Product Line Revenues

     The Company's products for the IBM OS/390 mainframe environment accounted for approximately 81% and 75% of total revenues in the quarters ended June 30, 1997 and 1998. The database utilities and administrative tools for IBM's IMS and DB2 database management systems comprise the largest portion of the Company's mainframe-based and total revenues. These product lines accounted for 61% and 55% of total revenues in the first quarters of fiscal 1998 and 1999, respectively and 62% and 53% of license revenues for the same periods. Total revenues and license revenues from these product lines grew 19% and 22%, respectively in the first quarter of fiscal 1999. The Company's other products for the mainframe environment contributed 20% of total revenues for both periods presented and 16% and 19% of license revenues for the quarters ended June 30, 1997 and 1998, respectively. Total revenues and license revenues for the Company's other mainframe products grew 35% and 70%, respectively, in the first quarter of fiscal 1999.

     The Company's distributed systems product lines comprise the PATROL application and database management solutions, the BEST/1 performance management products, the PATROL DB database administration products and the Company's high-performance database backup and recovery solutions. In total, these product lines contributed 19% and 25% of total revenues for the quarters ended June 30, 1997 and 1998, respectively and 22% and 28% of license revenues for the same periods. Total revenues for these product lines grew 75% and license revenues grew 72% in the first quarter of fiscal 1999.

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

     The Company's North American operations generated 70% of total license revenues in the quarter ended June 30, 1997 and 71% for the corresponding quarter ended June 30, 1998. The 42% increase in North American license revenues is primarily attributable to increased licensing of the Company's distributed systems products and increased capacity-based license upgrade fees. International license revenues represented 30% and 29% of total license revenues for the quarters ended June 30, 1997 and 1998, respectively. The 37% increase in International license revenues is primarily attributable to increased capacity-based license upgrade fees and increased licensing of the Company's distributed systems products.

     Capacity-based upgrade fees include fees for both current and future additional processing capacity. The sustainability and growth of the Company's mainframe-based license revenues are dependent upon these capacity-based license upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license agreements allowing them to install the Company's products on unspecified CPUs, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. As companies increase their MIPS within their mainframe environment, they may elect to increase or decrease the number of underlying CPU's. Regardless of which approach is utilized, additional fees are due if the MIPS limit is exceeded.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

Substantially all of these transactions include upgrade charges associated with additional processing capacity beyond the customer's current usage level and some include license fees for additional products. The fees associated with future additional mainframe processing capacity typically comprise from one-half to substantially all of the license fees included in the enterprise license transaction. The Company has experienced a strong increase in demand from its largest customers for the right to run its products on increased current and anticipated mainframe processing capacity as enterprises invest heavily in their core OS/390 mainframe IT systems. This trend has led to larger single transactions with higher per MIPS discounts. The Company expects that it will continue to be dependent upon these capacity-related license revenue components. With the rapid advancement of distributed systems technology and customers' needs for more functional and open applications, such as pre-packaged ERP applications, to replace legacy systems, there can be no assurance that the demand for mainframe processing capacity or the higher operating efficiencies afforded by the Company's products will continue at current levels. Should this trend slow dramatically or reverse, it would adversely impact the Company's mainframe license revenues and its operating results.

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

                                          Three Months Ended
                                               June 30,
                                          ------------------
                                            (in thousands)
                                          1997         1998       Change
                                        --------     --------     ------
Selling and marketing expenses          $ 50,337     $ 64,862     28.9 %
Research and development expenses         21,875       33,829     54.6 %
Cost of maintenance services
    and product licenses                  20,982       22,905      9.2 %

General and administrative expenses       12,102       16,202     33.9 %

Acquired research and
    development                           60,272       17,304    (71.3)%
                                        --------     --------

     Total operating expenses           $165,568     $155,102     (6.3)%
                                        ========     ========

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


Selling And Marketing

     The Company's selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Personnel costs were the largest single contributor to the expense growth in the first quarter of fiscal 1999. This increase was primarily attributable to significant increases in the Company's distributed systems sales representatives and technical sales support consultants. Sales commissions increased in the first quarter of fiscal 1999 as a result of the 41% increase in license revenues. Ongoing commission plan adjustments held sales commission expense growth below license revenue growth. Marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems products and of supporting a growing indirect distribution channel. Other contributors to the increase were significantly higher levels of travel and trade show activity and the opening of additional field sales offices.

Research And Development

     Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain the Company's data processing center. Increases in the Company's research and development expenses in the first quarter of fiscal 1999 were the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities costs. Research and development costs were reduced by amounts capitalized in accordance with Statement of Financial Accounting Standards
(SFAS) No. 86. The Company capitalizes its software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During the first quarter of fiscal 1998 and 1999, the Company capitalized approximately $9,584,000 and $11,168,000, respectively, of software development costs. The growth in capitalized costs is primarily due to increases in new distributed systems product development, the porting of distributed systems products to alternate environments and in increased integration development activity.

Cost of Maintenance Services and Product Licenses

     Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of the Company's products and royalty fees. Growth in the cost of maintenance services and product licenses from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 was primarily attributable to increases in customer support employees and purchased software amortization. Maintenance costs are increasing as a percentage of maintenance fees as the Company's revenue mix shifts to distributed

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

systems. The Company amortized $4,693,000 and $3,792,000 in the first quarter of fiscal 1998 and 1999, respectively, of capitalized software development costs pursuant to SFAS No. 86. In these periods, the Company expensed $2,900,000 and $1,094,000, respectively, of capitalized software development costs to accelerate the amortization of certain software products. These software products were not expected to generate sufficient future revenues which would be required for the Company to realize the carrying value of the assets. The Company expects its cost of maintenance services and product licenses will continue to increase as the Company capitalizes a higher level of software development costs and as the Company builds its distributed systems product support organization, which is less cost-effective than its mainframe support organization because of the complexity and variability of the environments in which the products operate. The distributed systems products operate in a high number of operating environments, including operating systems, DBMSs and ERP applications and require greater ongoing platform support development activity relative to the Company's OS/390 mainframe products.

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

Acquired Research and Development and Related Costs

         The Company incurred acquired in-process research and development (IPR&D) costs for the three months ended June 30, 1997 and 1998 of $60,272,000 and $17,304,000, respectively. These technology charges related to the acquisition of DataTools and acquisitions of in-process technologies.

         The following table presents information, in thousands, concerning the purchase price allocations for the acquisitions accounted for under the purchase method for the three months ended June 30, 1997 and 1998.

                                                          Goodwill
                                                            and         Total
  Company Name             Software     Acquired IPR&D     Other        Price
  ------------             --------     --------------    --------      -----
Fiscal 1998:
   DataTools                $15,000        $54,372        $ 3,628      $73,000
   Sento                      1,800          5,900           --          7,700
                            -------        -------        -------      -------
                            $16,800        $60,272        $ 3,628      $80,700
                            =======        =======        =======      =======
Fiscal 1999:
   Nastel                   $  --          $ 6,000        $  --        $ 6,000
   Envive                     6,400         11,304           --         17,704
                            -------        -------        -------      -------
                            $ 6,400        $17,304        $  --        $23,704
                            =======        =======        =======      =======


         The Company acquired DataTools in May 1997, for an aggregate purchase price of $73 million. DataTools owns certain Relational Database Management Systems (RDBMS) specific back-up products that were sold as stand-alone products. Its' flagship product is called SQL Backtrack (SQL-BT). DataTools was in the process of developing numerous products and enhanced versions of products, including next generation versions of SQL-BT for the Informix platform
(SBI) and the Oracle platform (SBO), as well as first generation products for the Microsoft SQL (SBM) and Sybase IDR (SBS/I) platforms. The Company allocated approximately $18.6 million of the purchase price to developed technology, workforce and goodwill. The Company allocated approximately $54.4 million to acquired IPR&D. The most significant four specific development projects, which comprised $40.6 million (74%) of the acquired IPR&D, pertained to the above mentioned projects. The primary remaining efforts associated with the IPR&D included code completion in several key areas, such as logical extraction and piecemeal back-up and recovery, large database support and performance-related functionality. As of the acquisition date, the expected costs to complete the IPR&D were, on a calendar year basis, approximately $2.9 million in 1997, $4.7 million in 1998, $2.1 million in 1999, and $729,000 in 2000. The Company has made significant progress towards the completion of most of the underlying IPR&D projects. With respect to the estimated completion costs, the Company is below these forecasted amounts as a result of decisions to terminate certain of the IPR&D projects (such as the SBS/I project noted below) and more efficient development efforts than anticipated. The following summarizes the four primary projects pertaining to the DataTools IPR&D.

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

         In the latter part of fiscal 1998, the Company was in the process of designing a middleware management product to assist customers with optimizing middleware performance and with handling enterprise environmental changes. In this regard, in April 1998, the Company acquired a license from Nastel Technologies, Inc. (Nastel) for certain infrastructure source code for use in its MQ management product that was under development, but had not yet reached technological feasibility. Accordingly, the Company allocated the entire $6 million purchase price to IPR&D. BMC completed the acquired IPR&D by creating an effective installation routine, developing an automated MQ configuration routine, fortifying the underlying Nastel database and modifying the code to work in environments with complementary management products. Upon completion of the IPR&D, the Company completed the initial related product after developing efficient data collection, user interface and business logic code. The Company expects to incur approximately $1.6 million in development costs prior to the planned release of its middleware management product in the third quarter of fiscal 1999.

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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


OTHER INCOME

     For the first quarter of fiscal 1999, other income was $9,944,000, reflecting an increase of 59% over $6,270,000 of other income in the same quarter of fiscal 1998. Other income consists primarily of interest earned on tax-exempt municipal securities, euro bonds, corporate bonds, mortgage securities and money market funds. The increase in other income is primarily due to an increase of approximately 63% in cash and investment securities from June 30, 1997 to June 30, 1998.

INCOME TAXES

     For the first quarter of fiscal 1999, income tax expense was $21,801,000 compared to $19,085,000 for the same quarter in fiscal 1998. The Company's income tax expense represents the federal statutory rate of 35%, plus certain state taxes, reduced by the benefit from the Company's Foreign Sales Corporation, the effect of tax exempt interest earned from cash investments, the effect of tax deductions on certain technology acquisitions and foreign income taxes.

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

     The Company derived approximately 72% of its total revenues in fiscal 1998 from software products for IBM and IBM-compatible mainframe computers; approximately 54% of total revenues and a higher percentage of earnings were contributed by the Company's high availability utilities for IMS and DB2 administration products. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. Further, IBM continues, directly and through third parties, to improve its base and enhanced utilities for IMS and DB2 to provide lower cost alternatives to those provided by the Company and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high speed utility markets over the last twelve months. The Company has traditionally maintained sufficient performance and functional advantages over

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                                  (continued)

IBM's base utilities to justify its pricing differential although there can be no assurance that it will continue to maintain such advantages.

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

     The Company has historically realized greater revenues and net earnings in the latter half of its fiscal year; the quarter ending December 31 coincides with the end of customers' annual budgetary periods and the quarter ending March 31 coincides with the end of the Company's annual sales plans and fiscal year. For the same reasons, the Company has typically reported lower or flat revenues in

]
                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


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


                                    BMC SOFTWARE, INC.


Date: February 22, 1999             By:/S/ Max P. Watson Jr.
     ------------------                ---------------------
                                       Max P. Watson Jr.
                                       Chairman of the Board, President and
                                       Chief Executive Officer



Date: February 22, 1999             By:/S/ William M. Austin
     ------------------                ---------------------
                                       William M. Austin
                                       Senior Vice President and
                                       Chief Financial Officer



Date: February 22, 1999             By:/S/ Kevin M. Klausmeyer
     ------------------                -----------------------
                                       Kevin M. Klausmeyer
                                       Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
EX-27       Financial Data Schedule