Form 10-Q/A
period 1998-09-30
BMC SOFTWARE INC
filed 1999-02-24
CIK 835729

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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                        Quarter Ended September 30, 1998

    The Registrant hereby amends the Form 10-Q for the quarterly period ended September 30, 1998.

    This amendment is the result of an acquisition of BGS Systems, Inc. (BGS) which had been accounted for as an immaterial pooling of interests transaction for which prior periods were not restated to reflect BGS operations in the Registrant's Form 10-Q for the quarterly period ended September 30, 1998. The restatement resulted from a change in the Registrant's evaluation of the materiality of BGS's results of operations and financial position relative to the Registrant's prior period financial statements.


                                      INDEX



                                                                                                Page
                                                                                                ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.           Financial Statements                                                             3

                  Condensed Consolidated Balance Sheets
                  September 30, 1998 (Unaudited) and March 31, 1998                                3

                  Condensed Consolidated Statements of Earnings
                  Three months and six months ended September 30,
                  1997 and 1998 (Unaudited)                                                        5

                  Condensed Consolidated Statements of Cash Flows
                  Six months ended September 30, 1997 and 1998
                  (Unaudited)                                                                      6

                  Notes to Condensed Consolidated Financial
                  Statements                                                                       7

Item 2.           Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                                            8

                  SIGNATURES                                                                      23
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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (continued)

                                                               March 31,      September 30,
                                                                 1998              1998
                                                             -----------      -----------
                                                                              (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                     $    11,361      $    13,306
  Accrued liabilities and other                                   81,352          105,370
  Current portion of deferred revenue                            242,821          293,290
                                                             -----------      -----------
    Total current liabilities                                    335,534          411,966
Long-term Liabilities:
  Deferred revenue                                               110,350          152,156
  Other long-term liabilities                                     43,454           48,817
                                                             -----------      -----------
  Total long-term liabilities                                    153,804          200,973
                                                             -----------      -----------
    Total liabilities                                            489,338          612,939
Stockholders' equity:
 Common stock                                                      2,101            2,173
 Additional paid-in capital                                      129,098          137,592
 Retained earnings                                               729,925          863,286
 Foreign currency translation adjustment                          (1,543)          (1,235)
 Unrealized gain on securities available for sale                  3,179            6,525
                                                             -----------      -----------
                                                                 862,760        1,008,341
  Less treasury stock                                             99,513           58,748
  Less unearned portion of restricted stock compensation           4,090            4,337
                                                             -----------      -----------
     Total stockholders' equity                                  759,157          945,256
                                                             -----------      -----------
                                                             $ 1,248,495      $ 1,558,195
                                                             ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended             Six Months Ended
                                                   September 30,                 September 30,
                                             -------------------------     -------------------------
                                                1997           1998           1997           1998
                                             ----------     ----------     ----------     ----------


Revenues:
   Licenses                                  $  117,336     $  166,500     $  231,211     $  327,005
   Maintenance                                   58,042         69,398        114,195        134,498
                                             ----------     ----------     ----------     ----------

       Total revenues                           175,378        235,898        345,406        461,503
                                             ----------     ----------     ----------     ----------

Operating expenses:
   Selling and marketing                         49,848         69,684        100,185        134,546
   Research and development                      24,651         33,825         46,526         67,654
   Cost of maintenance services
       and product licenses                      21,884         25,887         42,866         48,792
   General and administrative                    13,675         15,389         25,777         31,591
   Acquired research and
       development costs                          5,201             --         65,473         17,304
                                             ----------     ----------     ----------     ----------

       Total operating expenses                 115,259        144,785        280,827        299,887
                                             ----------     ----------     ----------     ----------

              Operating income                   60,119         91,113         64,579        161,616

Other income                                      7,217         12,685         13,493         22,629
                                             ----------     ----------     ----------     ----------

Earnings before taxes                            67,336        103,798         78,072        184,245

Income taxes                                     20,077         29,083         39,162         50,884
                                             ----------     ----------     ----------     ----------

Net earnings                                 $   47,259     $   74,715     $   38,910     $  133,361
                                             ==========     ==========     ==========     ==========

Basic earnings per share                     $      .23     $      .35     $      .19     $      .62
                                             ==========     ==========     ==========     ==========

Shares used in computing basic
   earnings per share                           210,040        215,066        210,063        214,534
                                             ==========     ==========     ==========     ==========

Diluted earnings per share                   $      .21     $      .33     $      .17     $      .58
                                             ==========     ==========     ==========     ==========

Shares used in computing diluted
  earnings per share                            224,488        228,425        224,205        227,975
                                             ==========     ==========     ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                   1997                     1998
                                                                                ----------               ----------
Cash flows from operating activities:
     Net earnings (loss)                                                        $   38,910               $   133,361
     Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
       Acquired research and development costs                                      65,473                    17,304
       Depreciation and amortization                                                25,576                    30,212
       Net change in receivables,
        payables and other items                                                     3,433                   115,152
                                                                                ----------               -----------
         Total adjustments                                                          94,482                   162,668
                                                                                ----------               -----------
          Net cash provided by operating activities                                133,392                   296,029
                                                                                ----------               -----------

Cash flows from investing activities:
  Technology acquisitions, net of cash acquired                                    (66,989)                   (6,400)
  Purchased software and related assets                                             (1,718)                     (903)
  Capital expenditures                                                             (37,336)                  (43,804)
  Capitalization of software development                                           (19,258)                  (28,415)
  Purchases of securities held to maturity                                         (54,539)                 (237,929)
  Proceeds from securities held to maturity                                         47,058                    23,638
  (Increase) decrease in long-term finance receivables                                (124)                  (21,797)
                                                                                ----------               -----------
          Net cash used in investing activities                                   (132,906)                 (315,610)
                                                                                ----------               -----------

Cash flows from financing activities:
  Income tax reduction relating to stock options                                    13,170                    37,177
  Dividends paid                                                                    (3,765)                       --
  Stock options exercised and other                                                 11,957                    10,985
  Treasury stock acquired                                                          (37,928)                       --
                                                                                ----------               -----------
        Net cash used in financing activities                                      (16,566)                   48,162
                                                                                ----------               -----------
Effect of exchange rate changes on cash                                                (75)                      308
                                                                                ----------               -----------
Net change in cash and cash equivalents                                            (16,155)                   28,889

Cash and cash equivalents at beginning of period                                    89,790                    72,093
                                                                                ----------               -----------
Cash and cash equivalents at end of period                                      $   73,635               $   100,982
                                                                                ==========               ===========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                                 $   24,770               $     2,234

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

                                    Three Months Ended        Six Months Ended
                                       September 30             September 30
                                      (in thousands)           (in thousands)
                                     1997      1998             1997      1998
                                   --------  --------         --------  --------
Net earnings ...................   $47,259   $74,715          $38,910   $133,361
Foreign currency translation
  gains/losses .................      (166)      213               --        308
Unrealized gain on securities
  available for sale ...........       969     2,018            3,311      3,346
                                   -------   -------          -------   --------
    Total comprehensive income .   $48,062   $76,946          $42,221   $137,015
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

                                                                      Percentage of Total Revenues
                                                            -----------------------------------------------
                                                             Three Months Ended           Six Months Ended
                                                                September 30,              September 30,
                                                            -------------------         -------------------
                                                             1997          1998         1997           1998
                                                            -----         -----         -----         -----
Revenues:
  License                                                    66.9%         70.6%         66.9%         70.9%
  Maintenance                                                33.1          29.4          33.1          29.1
                                                            -----         -----         -----         -----
    Total revenues                                          100.0         100.0         100.0         100.0

Operating expenses:
  Selling and marketing                                      28.4          29.6          29.0          29.2
  Research and development                                   14.1          14.3          13.5          14.7
  Cost of maintenance services
   and product licenses                                      12.5          11.0          12.4          10.6
  General and administrative                                  7.8           6.5           7.4           6.8
  Acquired research and development costs                     3.0          --            19.0           3.7
                                                            -----         -----         -----         -----

Operating income                                             34.2          38.6          18.7          35.0

Other income                                                  4.1           5.4           3.9           4.9
                                                            -----         -----         -----         -----
Earnings before taxes                                        38.3          44.0          22.6          39.9

Income taxes                                                 11.4          12.3          11.3          11.0
                                                            -----         -----         -----         -----

Net earnings                                                 26.9%         31.7%         11.3%         28.9%
                                                            =====         =====         =====         =====

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

REVENUES
                                      Three Months Ended                 Six Months Ended
                                        September 30,                     September 30,
                                    ---------------------              ---------------------
                                        (in thousands)                    (in thousands)
                                       1997        1998      Change      1997         1998          Change
                                    --------     --------    ------    --------     --------        ------

North American license revenues     $ 78,426     $109,000      39%     $158,631     $223,252           41%
International license revenues        38,910       57,500      48%       72,580      103,753           43%
                                    --------     --------              --------     --------
 Total license revenues              117,336      166,500      42%      231,211      327,005           41%

Maintenance revenues                  58,042       69,398      20%      114,195      134,498           18%
                                    --------     --------              --------     --------
 Total revenues                     $175,378     $235,898      34%     $345,406     $461,503           34%
                                    ========     ========              ========     ========

Product Line Revenues

     The Company's products for the IBM OS/390 mainframe environment accounted for approximately 76% and 75% of total revenues in the quarters ended
September 30, 1997 and 1998, and 78% and 75% of total revenues, respectively, in the six-month periods ended September 30, 1997 and 1998. The database utilities and administrative tools for IBM's IMS and DB2 database management systems comprise the largest portion of the Company's mainframe-based and total revenues. These product lines accounted for 57% of total revenues and 60% of license revenues in the quarter ended September 30, 1998 and 56% and 57% of total and license revenues in the six-month period ended September 30, 1998. Total revenues and license revenues from these product lines grew 37% and 54%, respectively, in the second quarter of fiscal 1999, and grew 28% and 38% in the six-month period of fiscal 1999 compared to the respective prior year periods. The Company's other products for the OS/390 mainframe environment contributed 18% of total revenues and 15% of license revenues for the quarter ended September 30, 1998 and contributed 19% and 17% of total and license revenues, respectively, in the six-month period of fiscal 1999. Total revenues and license revenues for these other mainframe products grew 25% and 46%, respectively, in the second quarter of fiscal 1999 and grew 30% and 58% in the six-month period of fiscal 1999.

     The Company's distributed systems product lines comprise the PATROL application and database management solutions, the BEST/1 performance management products, the PATROL DB database administration products and the Company's high-performance database backup and recovery solutions. In total, these product lines contributed 24% and 25% of total revenues for the quarters ended
September 30, 1997 and 1998, respectively, and 31% and 25% of license revenues for the same periods. In the six months ended September 30, 1997 and 1998, these product lines contributed 22% and 25% of total revenues and 27% and 26% of license revenues, respectively. Total revenues for these product lines grew 36% and license revenues grew 18% in the second quarter of fiscal 1999, and 53% and 40%, respectively, for the six-months ended September 30, 1998.

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

     The Company's North American operations generated and 67% and 65% of total license revenues in the quarters ended September 30, 1997 and 1998, respectively, and 69% and 68% of total license revenues in the six-month periods ending on such dates. The 39% growth in North American license revenues in the second quarter of fiscal 1999 over the second quarter of fiscal 1998 was principally derived from product license fees generated from capacity-based license upgrade fees. For the six months ended September 30, 1998, the 41% increase in North American license revenues over the comparable prior year six-month period is primarily attributable to capacity-based license upgrade fees and product license fees generated from the company's distributed systems products. International license revenues represented 33% and 35% of total license revenues for the quarters ended September 30, 1997 and 1998, respectively, and 31% and 32% of total license revenues in the six-month periods ending on such dates. International license revenue growth of 48% from the second quarter of fiscal 1998 to the comparable quarter of fiscal 1999 was derived principally from capacity-based license upgrade fees. For the six months ended September 30, 1998, the 43% increase in international license revenues over the prior year is primarily attributable to capacity-based license upgrade fees and, to a lesser extent, product license fees generated from the Company's distributed systems products.

     Capacity-based upgrade fees include fees for both current and future additional processing capacity. The sustainability and growth of the Company's mainframe-based license revenues are dependent upon these capacity-based upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license agreements

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                                  (continued)


allowing them to install the Company's products on unspecified CPUs, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. As companies increase their MIPS within their mainframe environment, they may elect to increase or decrease the number of underlying CPU's. Regardless of which approach is utilized, additional fees are due if the MIPS limit is exceeded. Substantially all of these transactions include upgrade charges associated with additional processing capacity beyond the customer's current usage level and some include license fees for additional products The fees associated with future additional mainframe processing capacity typically comprise from one-half to substantially all of the license fees included in the enterprise license transaction. The Company has experienced a strong increase in demand from its largest customers for the right to run its products on increased current and anticipated mainframe processing capacity as enterprises invest heavily in their core OS/390 mainframe information systems. This trend has led to larger single transactions with higher per MIPS discounts. The Company expects that it will continue to be dependent upon these capacity-related license revenue components. With the rapid advancement of distributed systems technology and customers' needs for more functional and open applications, such as pre-packaged ERP applications, to replace legacy systems, there can be no assurance that the demand for mainframe processing capacity or the higher operating effeciencies afforded by the Company's products will continue at current levels. Should this trend slow dramatically or reverse, it would adversely impact the Company's mainframe license revenues and its operating results. See the discussion below under the heading "Certain Risks and Uncertainties that Could Affect Future Operating Results."

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


OPERATING EXPENSES
                                               Three Months Ended                 Six Months Ended
                                                 September 30,                      September 30,
                                             ---------------------              ---------------------
                                                 (in thousands)                     (in thousands)
                                               1997         1998      Change      1997         1998     Change
                                             --------     --------    ------    --------     --------   ------

Selling and marketing                        $ 49,848     $ 69,684      40%     $100,185     $134,546     34%
Research and development                       24,651       33,825      37%       46,526       67,654     45%
Cost of maintenance services
    and product licenses                       21,884       25,887      18%       42,866       48,792     14%
General and administrative                     13,675       15,389      13%       25,777       31,591     23%
Acquired research and
    development                                 5,201           --      --        65,473       17,304    (74)%
                                             --------     --------              --------     --------
     Total operating expenses                $115,259     $144,785      26%     $280,827     $299,887      7%
                                             ========     ========              ========     ========

Selling and Marketing

         The Company's selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Personnel costs were the largest single contributor to the expense growth in the three months and six months ended September 30, 1998. This increase was primarily attributable to significant hiring of additional distributed systems sales representatives and technical sales support consultants. Sales commissions increased in the second quarter and first half of fiscal 1999 as a result of the 42% and 41% increases, respectively, in license revenues. Ongoing commission plan adjustments held sales commission expense growth below license revenue growth. Marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems products and of supporting a growing indirect distribution channel. Other contributors to the increase were significantly higher levels of travel and the opening of additional field sales offices.

Research and Development

         Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


expenses necessary to maintain the Company's data processing center. Increases in the Company's research and development expenses in the second quarter of fiscal 1999 were the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities costs. Research and development costs were reduced by amounts capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. The Company capitalizes its software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During the second quarter of fiscal 1998 and 1999, the Company capitalized approximately $9,675,000 and $16,886,000, respectively, of software development costs. Capitalized software development costs for the six months ended September 30, 1997 and 1998 were $19,259,000 and $28,054,000, respectively. The growth in capitalized costs is primarily due to increases in new distributed systems product development, the porting of distributed systems products to alternate environments and increased integration development activity.

Cost of Maintenance Services and Product Licenses

         Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of the Company's products and royalty fees. Growth in the cost of maintenance services and product licenses from the second quarter of fiscal 1998 to the second quarter of fiscal 1999 was primarily attributable to an increase in capitalized software amortization; while growth during the first half of fiscal 1999 was due to increases in customer support employees and capitalized software amortization. The Company amortized $4,601,000 and $9,721,000 in the second quarter of fiscal 1998 and 1999, respectively, of capitalized software development costs pursuant to SFAS No. 86. In these periods, the Company expensed $2,734,000 and $3,156,000, respectively, of capitalized software development costs to accelerate the amortization of certain software products. For the six months ended September 30, 1997 and 1998, the Company amortized $9,294,000 and $13,153,000, respectively; including accelerated amortization of $5,639,000 and $4,250,000, respectively. The Company accelerated the amortization of these software products as they were not expected to generate sufficient future revenues which would be required for the Company to realize the carrying value of the assets. The Company expects its cost of maintenance services and product licenses will continue to increase as the Company capitalizes a higher level of software development costs and as the Company builds its distributed systems product support organization, which is less cost-effective than its mainframe support organization because of the complexity and variability of the environments in which the products operate. The distributed systems products operate in a high number of operating environments, including operating systems, DBMSs and ERP applications and require greater ongoing platform support development activity relative to the Company's OS/390 mainframe products.

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

Acquired Research and Development and Related Costs

         The Company did not incur acquired in-process research and development (IPR&D) costs during the quarter ended September 30, 1998. For the quarter ended September 30, 1997, the Company incurred approximately $5.2 million of acquired IPR&D. Acquired IPR&D costs for the six months ended September 30, 1997 and 1998 were $65,473,000 and $17,304,000, respectively. These technology charges related to the acquisition of DataTools and acquisitions of in-process technologies.

         The following table presents information, in thousands, concerning the purchase price allocations for the acquisitions accounted for under the purchase method for the six months ended September 30, 1997 and 1998.

                                                          Goodwill        Total
  Company Name              Software     Acquired IPR&D   and Other       Price
  ------------              --------     --------------   ---------       -----
Fiscal 1998:
   DataTools                 $15,000        $54,372        $ 3,628        $73,000
   Sento                       1,800          5,900           --            7,700
   Software Partners           1,700          5,201           --            6,901
                             -------        -------        -------        -------
                             $18,500        $65,473        $ 3,628        $87,601
                             =======        =======        =======        =======
Fiscal 1999:
   Nastel                    $  --          $ 6,000        $  --          $ 6,000
   Envive                      6,400         11,304           --           17,704
                             -------        -------        -------        -------
                             $ 6,400        $17,304        $  --          $23,704
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


OTHER INCOME

         For the second quarter of fiscal 1999, other income was $12,685,000, reflecting an increase of 76% over $7,217,000 of other income in the same quarter of fiscal 1998. Other income consists primarily of interest earned on tax-exempt municipal securities, euro bonds, corporate bonds, mortgage securities and money market funds. The increase in other income is primarily due to an increase of approximately 75% in cash and investment securities from September 30, 1997 to September 30, 1998.

INCOME TAXES

         For the second quarter of fiscal 1999, income tax expense was $29,083,000 compared to $20,077,000 for the same quarter in fiscal 1998. The Company's income tax expense represents the federal statutory rate of 35%, plus certain foreign and state taxes, reduced primarily by the benefit from lower income taxes associated with

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


the Company's European operations and the effect of tax exempt interest earned from cash investments.

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

     Operating Margin Risks. The Company's operating margins, excluding one-time charges, have ranged between 39% and 40% for fiscal years ended March 31, 1997 and 1998, which is at the high-end of the range for peer companies. Since the Company's mix of business continues to shift to distributed systems revenues and since research and development, sales, support and distribution costs for distributed systems software products are generally higher than for mainframe products, operating margins will experience more pressure.

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


Date:      February 22, 1999               By: /s/ Max P. Watson Jr.
         ----------------------            -------------------------------
                                           Max P. Watson Jr.
                                           Chairman of the Board, President and
                                           Chief Executive Officer



Date:      February 22, 1999               By: /s/ William M. Austin
         ----------------------            -------------------------------
                                           William M. Austin
                                           Senior Vice President and
                                           Chief Financial Officer



Date:      February 22, 1999               By: /s/ Kevin M. Klausmeyer
         ----------------------            -------------------------------
                                           Kevin M. Klausmeyer
                                           Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

  27                Financial Data Schedule