Form 10-Q/A
period 1998-12-31
BMC SOFTWARE INC
filed 1999-02-24
CIK 835729

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 1

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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                         Quarter Ended December 31, 1998

    The Registrant hereby amends the Form 10-Q for the quarterly period ended December 31, 1998.

     This amendment is the result of an acquisition of BGS Systems, Inc. (BGS) which had been accounted for as an immaterial pooling of interests transaction for which prior periods were not restated to reflect BGS operations in the Registrant's Form 10-Q for the quarterly period ended December 31, 1998. The restatement resulted from a change in the Registrant's evaluation of the materiality of BGS's results of operations and financial position relative to the Registrant's prior period financial statements.


                                      INDEX



                                                                                                Page
                                                                                                ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.           Financial Statements                                                             3

                  Condensed Consolidated Balance Sheets
                  December 31, 1998 (Unaudited) and March 31, 1998                                 3

                  Condensed Consolidated Statements of Earnings Three months and nine months ended December 31, 1997
                  and 1998 (Unaudited)                                                             5

                  Condensed Consolidated Statements of Cash Flows Nine months ended December 31, 1997 and 1998
                  (Unaudited)                                                                      6

                  Notes to Condensed Consolidated Financial
                  Statements                                                                       7

Item 2.           Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                                            9


         SIGNATURES                                                                               24
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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (continued)

                                                                         March 31,         December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                                  1998               1998
                                                                           ----               ----
                                                                                           (Unaudited)
Current liabilities:

  Trade accounts payable                                              $    11,361         $    12,556

  Accrued liabilities and other                                            81,352             118,191

  Current portion of deferred revenue                                     242,821             300,385
                                                                      -----------         -----------

    Total current liabilities                                             335,534             431,132

Long-term Liabilities:

  Deferred revenue                                                        110,350             160,247

  Other long-term liabilities                                              43,454              48,207
                                                                      -----------         -----------

  Total long-term liabilities                                             153,804             208,454
                                                                      -----------         -----------

    Total liabilities                                                     489,338             639,586

Stockholders' equity:

 Common stock                                                               2,101               2,173

 Additional paid-in capital                                               129,098             110,719

 Retained earnings                                                        729,925             962,975

 Foreign currency translation adjustment                                   (1,543)             (1,298)

 Unrealized gain on securities available for sale                           3,179               7,007
                                                                      -----------         -----------
                                                                          862,760           1,081,576

     Less treasury stock                                                   99,513              19,957

  Less unearned portion of restricted stock compensation                    4,090               6,339
                                                                      -----------         -----------

     Total stockholders' equity                                           759,157           1,055,280
                                                                      -----------         -----------

                                                                      $ 1,248,495         $ 1,694,866
                                                                      ===========         ===========


See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended               Nine Months Ended
                                                      December 31,                     December 31,
                                                ------------------------       -------------------------
                                                   1997           1998            1997            1998
                                                   ----           ----            ----            ----


Revenues:
   Licenses                                     $151,680        $205,236        $382,891        $532,241
   Maintenance                                    60,347          78,171         174,542         212,669
                                                --------        --------        --------        --------

       Total revenues                            212,027         283,407         557,433         744,910
                                                --------        --------        --------        --------

Operating expenses:
   Selling and marketing                          57,448          78,457         157,633         213,005
   Research and development                       28,558          33,786          75,084         101,440
   Cost of maintenance services
       and product licenses                       21,792          27,832          64,658          76,624
   General and administrative                     16,596          21,688          42,373          53,278
   Acquired research and
       development costs                            --              --            65,473          17,304
                                                --------        --------        --------        --------

       Total operating expenses                  124,394         161,763         405,221         461,651
                                                --------        --------        --------        --------

              Operating income                    87,633         121,644         152,212         283,259

Other income                                       7,978          13,102          21,471          35,732
                                                --------        --------        --------        --------

Earnings before taxes                             95,611         134,746         173,683         318,991

Income taxes                                      28,009          35,034          67,171          85,918
                                                --------        --------        --------        --------

Net earnings                                    $ 67,602        $ 99,712        $106,512        $233,073
                                                ========        ========        ========        ========

Basic earnings per share                        $    .32       $    .46        $    .51       $   1.08
                                                ========        ========        ========        ========

Shares used in computing basic
  earnings per share                             210,773         216,133         210,301         215,111
                                                ========        ========        ========        ========

Diluted earnings per share                      $    .31        $    .44        $    .48        $   1.02
                                                ========        ========        ========        ========

Shares used in computing diluted                 221,640         228,300         224,132         228,035
  earnings per share                            ========        ========        ========        ========



See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                           December 31,
                                                                      1997             1998
                                                                      ----             ----
Cash flows from operating activities:
     Net earnings (loss)                                          $ 106,512         $ 233,073
     Adjustments to reconcile net earnings
       to net cash provided by operating
       activities:
          Acquired research and development costs                    65,473            17,304
          Depreciation and amortization                              44,996            49,628
          Net change in receivables,
            payables and other items                                (12,843)          108,302
                                                                  ---------         ---------
              Total adjustments                                      97,626           175,234
                                                                  ---------         ---------
                 Net cash provided by operating activities          204,138           408,307
                                                                  ---------         ---------

Cash flows from investing activities:
     Technology acquisitions, net of cash acquired                  (72,044)           (6,638)
     Purchased software and related assets                           (2,480)           (4,661)
     Capital expenditures                                           (50,494)          (78,710)
     Capitalization of software development                         (28,521)          (46,350)
     Purchases of securities held to maturity                       (71,837)         (293,802)
     Proceeds from securities held to maturity                       69,149            39,705
     Increase in long-term finance receivables                       (9,181)          (24,897)
                                                                   --------         ---------
                 Net cash used in investing activities             (165,408)         (415,353)
                                                                   --------         =========

Cash flows from financing activities:
     Income tax reduction relating to stock options                  27,473            38,035
     Stock options exercised and other                               17,997            19,743
     Treasury stock acquired                                        (70,703)               --
     Dividends paid                                                  (5,661)               --
                                                                   ---------        ---------
                 Net cash used in financing activities              (30,894)           57,778
                                                                   --------         ---------

Effect of exchange rate changes on cash                                (840)              245
                                                                   --------         ---------
Net change in cash and cash equivalents                               6,996            50,977

Cash and cash equivalents at beginning of period                     89,790            72,093
                                                                  ---------         ---------
Cash and cash equivalents at end of period                        $  96,786         $ 123,070
                                                                  =========         =========

Supplemental disclosure of cash flow information:
          Cash paid for income taxes                              $  39,245         $  15,774

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

                                                    Three Months Ended                 Nine Months Ended
                                                        December 31,                      December 31,
                                                       (in thousands)                    (in thousands)
                                                  1997              1998              1997              1998
                                                  ----              ----              ----              ----
Net earnings                                  $  67,602         $  99,712         $ 106,512         $ 233,073
Foreign currency translation
   Gains/(losses)                                  (163)              (63)             (163)              245
Unrealized gain/(loss) on securities
   Available for sale                            (1,479)              482             1,832             3,828
                                              ---------         ---------         ---------         ---------
Total comprehensive income                    $  65,960         $ 100,131         $ 108,181         $ 237,146
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

         SFAS No. 133 is effective for the Company at the beginning of its fiscal year 2000; however the Company will adopt SFAS No. 133 beginning January 1, 1999. One of the Company's principal hedging activities is to purchase foreign currency option contracts to hedge anticipated revenue transactions. Upon adopting SFAS No. 133, the Company will record a charge of $1.5 million, net of tax, as a cumulative effect of an accounting change and reduce deferred option premiums by approximately $1 million. The Company will report the option contracts at fair value each reporting period and the change in the intrinsic value of such contracts will be reported as other comprehensive income. The change in intrinsic value will be reported as the market value changes in the contract occur. Accordingly, the effect could increase the volatility of earnings and other comprehensive income.

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

                                                                    Percentage of Total Revenues
                                                                    ----------------------------
                                                          Three Months Ended            Nine Months Ended

                                                              December 31,                 December 31,
                                                              ------------                 ------------
                                                           1997          1998          1997          1998
                                                           ----          ----          ----          ----
Revenues:
  License                                                  71.5%         72.4%         68.7%         71.5%
  Maintenance                                              28.5          27.6          31.3          28.5
                                                          -----         -----         -----         -----
    Total revenues                                        100.0         100.0         100.0         100.0

Operating expenses:
  Selling and marketing                                    27.1          27.7          28.3          28.6
  Research and development                                 13.5          11.9          13.5          13.6
  Cost of maintenance services
     and product licenses                                  10.3           9.8          11.6          10.3
  General and administrative                                7.8           7.7           7.6           7.2
  Acquired research and development costs                  --            --            11.7           2.3
                                                          -----         -----         -----         -----

Operating income                                           41.3          42.9          27.3          38.0

Other income                                                3.8           4.6           3.9           4.8
                                                          -----         -----         -----         -----
Earnings before taxes                                      45.1          47.5          31.2          42.8

Income taxes                                               13.2          12.3          12.1          11.5
                                                          -----         -----         -----         -----

Net earnings                                               31.9%         35.2%         19.1%         31.3%
                                                          =====         =====         =====         =====

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

REVENUES
                                            Three Months Ended                         Nine Months Ended
                                               December 31,                               December 31,
                                               ------------                               ------------
                                              (in thousands)                             (in thousands)
                                             1997        1998            Change       1997         1998          Change
                                             ----        ----            ------       ----         ----          ------
North American license revenues         $  92,244     $ 124,221           35%      $ 250,875     $ 347,473        39%
International license revenues             59,436        81,015           36%        132,016       184,768        40%
                                        ---------     ---------          ------    ---------     ---------       ------
 Total license revenues                   151,680       205,236           35%        382,891       532,241        39%

Maintenance revenues                       60,347        78,171           30%        174,542       212,669        22%
                                        ---------     ---------          ------    ---------     ---------       ------
 Total revenues                         $ 212,027     $ 283,407           34%      $ 557,433     $ 744,910        34%
                                        =========     =========          ======    =========     =========       ======

Product Line Revenues

     The Company's products for the IBM OS/390 mainframe environment accounted for 67% and 69% of total revenues in the quarters ended December 31, 1997 and 1998, and 74% and 73% of total revenues, respectively, in the nine-month periods ended December 31, 1997 and 1998. The database utilities and administrative tools for IBM's IMS and DB2 database management systems comprise the largest portion of the Company's mainframe-based revenues and total revenues. These product lines accounted for 52% of both total revenues and license revenues in the quarter ended December 31, 1998 and 55% of both total and license revenues in the nine-month period ended December 31, 1998. Total revenues and license revenues from these product lines grew 43% and 56%, respectively, in the third quarter of fiscal 1999, and grew 33% and 44%, respectively, in the nine-month period of fiscal 1999 compared to the prior year period. The Company's other products for the OS/390 mainframe environment contributed 17% of total revenues and 15% of license revenues for the quarter ended December 31, 1998 and contributed 18% and 16% of total and license revenues, respectively, in the nine-month period ended December 31, 1998. Total revenues and license revenues for these other mainframe products grew 26% and 38%, respectively, in the third quarter of fiscal 1999 and grew 29% and 50% in the nine-month period of fiscal 1999.

     The Company's distributed systems product lines comprise the PATROL application and database management solutions, the Best/1 performance management products, the PATROL DB database administration products and the Company's high-performance database backup and recovery solutions. In total, these product lines contributed 33% and 31% of total revenues for the quarters ended December 31, 1997 and 1998, respectively, and 40% and 33% of license revenues for the same periods. In the nine months ended December 31, 1997 and 1998, these product lines contributed 26% and 27% of total revenues and 32% and 29% of license revenues, respectively. Total distributed systems revenues grew 24% and license revenues grew 11% in the third quarter of fiscal 1999, and 39% and 26%, respectively, for the nine-months ended December 31, 1998.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)

License Revenues

     The Company's license revenues include product license fees and capacity-based license upgrade fees. Product license fees are generated from the initial licensing of a product and subsequent licenses purchased under the Company's per copy, central processing unit ("CPU") tier-based licensing program. Product license fees also include fees associated with the initial licensing of a product on an aggregate processing capacity measured on a millions of instructions per second ("MIPS") basis. Capacity-based license upgrade fees are charged when a customer acquires the right to run an already licensed product on additional processing capacity, as measured by a CPU tier or by MIPS. These license upgrade fees have, to date, been generated almost exclusively by the Company's mainframe products. These fees include fees associated with customers' licensing of products for current processing capacity and/or anticipated future processing capacity.

     The Company's North American operations generated 61% of total license revenues in the quarters ended December 31, 1997 and 1998, 66% and 65% of total license revenues in the nine-month periods ending on such dates. The 35% growth in North American license revenues in the third quarter of fiscal 1999 over the third quarter of fiscal 1998 was principally derived from increased capacity-based license upgrade fees of the Company's mainframe products. For the nine months ended December 31, 1998, the 39% increase in North American license revenues over the comparable prior year nine-month period is primarily attributable to increased capacity-based license upgrade fees of the Company's mainframe products and, to a lesser extent, product license fees generated from the Company's distributed systems products. International license revenues represented 39% of total license revenues for the quarters ended December 31, 1997 and 1998, respectively, and 34% and 35% of total license revenues in the nine-month periods ending on such dates. International license revenue growth of 36% from the third quarter of fiscal 1998 to the comparable quarter of fiscal 1999 was derived principally from product license fees generated from the Company's distributed systems products and, to a lesser extent, from capacity-based license upgrade fees of the Company's mainframe products. For the nine months ended December 31, 1998, the 40% increase in international license revenues over the prior year is primarily attributable to capacity based license upgrade fees of the Company's mainframe products and, to a lesser extent, product license fees generated from the Company's distributed systems products.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


The sustainability and growth of the Company's mainframe-based license revenues are dependent upon these capacity-based upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license agreements allowing them to install the Company's products on an unspecified number of CPUs, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. As companies increase their MIPS within their mainframe environment they may elect to increase or decrease the number of underlying CPU's. Regardless of which approach is utilized, additional fees are due if the MIPS limit is exceeded. Substantially all of these transactions include upgrade charges associated with additional processing capacity beyond the customer's current usage level and some include license fees for additional products. The fees associated with future additional mainframe processing capacity typically comprise from one-half to substantially all of the license fees included in the enterprise license transaction. The Company has experienced a strong increase in demand from its largest customers for the right to run its products on increased current and anticipated mainframe processing capacity as enterprises invest heavily in their core OS/390 mainframe information systems. This trend has led to larger single transactions with higher per MIPS discounts. The Company expects that it will continue to be dependent upon these capacity-related license revenue components. With the rapid advancement of distributed systems technology and customers' needs for more functional and open applications, such as pre-packaged ERP applications, to replace legacy systems, there can be no assurance that the demand for mainframe processing capacity or the higher operating efficiencies afforded by the Company's products will continue at current levels. Should this trend slow dramatically or reverse, it would adversely impact the Company's mainframe license revenues and its operating results. See the discussion below under the heading "Certain Risks and Uncertainties that Could Affect Future Operating Results."

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

OPERATING EXPENSES
                                             Three Months Ended                     Nine Months Ended
                                                December 31,                           December 31,
                                                ------------                           ------------
                                               (in thousands)                         (in thousands)
                                              1997        1998           Change      1997         1998    Change
                                              ----        ----           ------      ----         ----    ------
Selling and marketing                      $ 57,448     $ 78,457          37%      $157,633     $213,005   35%
Research and development                     28,558       33,786          18%        75,084      101,440   35%
Cost of maintenance services
    and product licenses                     21,792       27,832          28%        64,658       76,624   19%

General and administrative                   16,596       21,688          31%        42,373       53,278   26%
Acquired research and
    development                                --           --            --         65,473       17,304  (74)%
                                           --------     --------                   --------     --------

     Total operating expenses              $124,394     $161,763          30%      $405,221     $461,651   14%
                                           ========     ========                   ========     ========

Selling and Marketing

         The Company's selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Personnel costs were the largest single contributor to the expense growth in the three months and nine months ended December 31, 1998. This increase was primarily attributable to significant hiring of additional distributed systems sales representatives and technical sales support consultants. Sales commissions increased in the third quarter and first nine months of fiscal 1999 as a result of the 35% and 39% increases, respectively, in license revenues. Improved sales representative productivity, coupled with normal commission plan modifications, held sales commission expense growth below license revenue growth. Marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems products and of supporting a growing indirect distribution channel. Other contributors to the increase were significantly higher levels of travel and entertainment expenses.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


Research and Development

         Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain the Company's data processing center. Increases in the Company's research and development expenses in the third quarter of fiscal 1999 were the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities costs. Research and development costs were reduced by amounts capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. The Company capitalizes its software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During the third quarter of fiscal 1998 and 1999, the Company capitalized approximately $9,263,000 and $17,935,000, respectively, of software development costs. Capitalized software development costs for the nine months ended December 31, 1997 and 1998 were $28,522,000 and $46,350,000, respectively. The growth in capitalized costs is primarily due to increases in new distributed systems product development, the porting of distributed systems products to alternate environments and increased integration development activity.

Cost of Maintenance Services and Product Licenses

         Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of the Company's products and royalty fees. Growth in the cost of maintenance services and product licenses during the first nine months of fiscal 1999 was due to increases in customer support employees and capitalized software amortization. The Company amortized $4,217,000 and $9,626,000 in the third quarter of fiscal 1998 and 1999, respectively, of capitalized software development costs pursuant to SFAS No. 86. In these periods, the Company expensed $1,925,000 and $6,258,000, respectively, of capitalized software development costs to accelerate the amortization of certain software products. For the nine months ended December 31, 1997 and 1998, the Company amortized $13,511,000 and $23,139,000, respectively; including accelerated amortization of $7,564,000 and $10,508,000, respectively. The Company accelerated the amortization of these software products as they were not expected to generate sufficient future revenues which would be required for the Company to realize the carrying value of the assets. The Company expects its cost of maintenance services and product licenses will continue to increase as the Company capitalizes a higher level of software development costs and as the Company builds its distributed systems product support organization, which is less cost-effective than its mainframe support organization because of the complexity and variability of the environments in which the products operate. The distributed systems products operate in a high number of operating environments, including operating systems, DBMSs and ERP applications and require greater ongoing platform support development activity relative to the Company's OS/390 mainframe products.

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


OTHER INCOME

         For the third quarter of fiscal 1999, other income was $13,102,000, reflecting an increase of 64% over 7,978,000 of other income in the same quarter of fiscal 1998. Other income consists primarily of interest earned on tax-exempt municipal securities, euro bonds, corporate bonds, mortgage securities and money market funds. The increase in other income is primarily due to an increase of approximately 81% in cash and investment securities from December 31, 1997 to December 31, 1998.

INCOME TAXES

         For the third quarter of fiscal 1999, income tax expense was $35,034,000 compared to $28,009,000 for the same quarter in fiscal 1998. The Company's income tax expense represents the federal statutory rate of 35%, plus certain foreign and state taxes, reduced primarily by the benefit from lower income taxes associated with the Company's European operations and the effect of tax exempt interest earned from cash investments.

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

         BMC May Receive Less Revenues From Enterprise Licenses. Fees from enterprise license transactions remain a fundamental component of BMC's revenues. There is a risk that BMC's revenues could be adversely affected because of a reduction in fees from enterprise licenses. Enterprise license fees continue to represent an increasingly greater percentage of BMC's total mainframe license revenues. In fiscal 1998, enterprise license fees for future additional processing capacity and license restructurings comprised approximately one-fourth of BMC's total revenues. These revenues are dependent upon BMC's customers' continuing to perceive an increasing need to use BMC's existing software products on substantially greater mainframe processing capacity in future periods. If BMC's customers' processing capacity

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                                   (continued)


growth were to slow and/or if such customers were to perceive alternatives to relying upon BMC's current mainframe products, BMC's revenues would be adversely impacted.

         Prices for BMC's Mainframe Products Could Decline. There is a risk that pricing pressures within the mainframe systems software markets could have an adverse effect on BMC's revenues and earnings. BMC's capacity-based upgrade fees associated with both current and future processing capacity contributed approximately one-third of total revenues in fiscal 1998. The charging of upgrade fees based on running previously licensed software on more powerful computers is standard among mainframe systems software vendors, including IBM. The pricing of these processing capacity-based fees is under constant pressure from customers, and IBM is aggressively seeking to reduce the costs of its mainframe systems software.

         BMC's High Operating Margins Could Decline. There is a risk that BMC will not be able to sustain its high operating margins which would adversely affect its earnings. BMC's operating margins, excluding one-time charges, have ranged between 39% and 40% in recent years, which is at the high-end of the range for peer companies. Since BMC's mix of business continues to shift to distributed systems revenues and since research and development, sales, support and distribution costs for distributed systems software products are generally higher than for mainframe products, operating margins will experience more pressure.

         IBM Could Affect BMC's Business. If IBM is successful in achieving performance and functional equivalence with BMC's products at a lower cost, BMC's business will be materially adversely affected. BMC derived approximately three-fourths of its total revenues in fiscal 1998 from software products for IBM and IBM-compatible mainframe computers. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. IBM continues, directly and through third parties, to aggressively enhance its utilities for IMS and DB2 to provide lower cost alternatives to the products provided by BMC and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high speed utility markets over the last twelve months.

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

         On January 22, 1999, the court granted Platinum permission to amend its complaint to seek damages against Boole and to dismiss the Company from the litigation.

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