Form 10-K
period 1999-03-31
BMC SOFTWARE INC
filed 1999-06-28
CIK 835729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

(MARK ONE)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on June 23, 1999 was $11,407,083,207.

     As of June 23, 1999, there were outstanding 232,501,059 shares of Common Stock, par value $.01, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in this report:

          Definitive Proxy Statement filed in connection with the registrant's Annual Meeting of Stockholders currently scheduled to be held on August 30, 1999 (Part III of this Report)

          Such Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by
          reference.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect the Company's operating results, including, without limitation, those contained in this report, and could cause the Company's actual results to differ materially from the results implied by these or any other forward-looking statements made by, or on behalf of, the Company. There can be no assurance that future results will meet expectations. Readers should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Certain Risks and Uncertainties That Could Affect Future Operating Results." Readers should also carefully review the cautionary statements described in the other documents the Company files from time to time with the Securities and Exchange Commission, specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by BMC.

     References in this Form 10-K to the "Company" or "BMC" refer to BMC Software, Inc., and its subsidiaries. BEST/1, COMMAND/POST, Command MQ, MainView, PATROL, SpaceView and SQL-BackTrack are trademarks of BMC. All other company and product names may be trademarks of their respective owners. References to beta versions of software products refer to software products delivered to select customers for testing or evaluation prior to the general commercial release of such software products.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     BMC provides software products on a worldwide basis that significantly increase the productivity, reliability and recoverability of its customers' core information technology ("IT") operations, including their software applications and the systems on which they run. BMC's goal is to help its customers improve the efficiency and productivity of their mainframe and distributed IT systems.

     Founded in 1980, BMC first earned a position of leadership in providing high performance software tools and utilities for the mainframe computers on which large enterprises depend. Today, BMC is a major provider of systems management solutions for both mainframe and distributed information systems and has established its PATROL(R) application availability and monitoring product suite as a market leader. Because BMC's products address both mainframe and distributed information systems, its customers can use the latest technologies while preserving their substantial investment in legacy hardware, applications and data.

     Traditionally, BMC's customers have been primarily Fortune 1000 industrial and service corporations and similarly sized organizations worldwide. BMC believes its potential customer base has been greatly expanded with the extension of BMC's product offerings into distributed information systems and with what it perceives as significant recent increases in the affordability and desirability of new mainframes. BMC intends to exploit this opportunity through its well-established direct sales organization and through an indirect sales network of value-added resellers and systems integrators.

     BMC's software products address the three predominant operating environments of enterprise computing: 1) the International Business Machine ("IBM") OS/390 mainframe operating system; 2) the various Unix operating systems employed by leading hardware manufacturers such as Hewlett Packard Company ("HP"), Sun Microsystems, Inc. ("Sun"), IBM and Compaq Computer Corporation and
3) Microsoft Corporation's ("Microsoft" or "MS") rapidly emerging MS Windows NT operating system. BMC's core products address the performance, availability and recovery of these operating systems and the most prevalent database management systems ("DBMS"s) used with them. DBMSs, when loaded with data, store all of the information an application generates and requires. In addition to storing and organizing the data, DBMSs allow an application to access, retrieve, manipulate and analyze it. The primary DBMSs employed in the three enterprise operating environments addressed by BMC are: IBM's IMS and DB2 for the OS/390 platform ("IMS" and "DB2"); Oracle Corporation ("Oracle"), Informix Software, Inc. ("Informix"), Sybase, Inc. ("Sybase") and DB2 Universal Database for the Unix platform; and MS SQL Server and Oracle for the Windows NT platform. The operating systems and DBMSs form the backbone of the transaction intensive IT systems that are critical to both the day-to-day operations and the long-term strategies of BMC's customers. These IT systems are continuously growing in size and complexity. Since BMC's inception, one of its key focuses and competencies has been improving the performance, availability, reliability, recoverability and ease of use of these DBMSs.

     BMC has completed three major strategic acquisitions since March 1998. At the same time, BMC's internal growth has accelerated because of the OS/390 platform's continued resurgence and the success of PATROL and other distributed systems products. BMC is now a more significant factor in the enterprise systems management market. BMC has recently reoriented its product development and product marketing operations into five teams focused on products which address common customer IT operational needs and which have similar functionality:
Application Service Management; Enterprise Data Availability; OS/390 Service Management; Process Automation; and Recovery and Storage Management. The creation of these product teams is intended to facilitate BMC's evolution from a vendor of point products to a leading provider of complete systems management solutions. Of BMC's product lines, the high performance utilities for IMS and DB2 DBMSs and the administrative tools for DB2 remain its most significant product lines. These products generated approximately 44% of total revenues in fiscal 1999. Additional product level information is provided under the subheading " --Products" below.

     BMC was organized as a Texas corporation in 1980 and was reincorporated in Delaware in July 1988. Its principal corporate offices are located at 2101 CityWest Blvd., Houston, TX 77042-2827. Its telephone number is (713) 918-8800.

STRATEGY

     BMC's Applications Service Assurance product strategy ("ASA") is dedicated to keeping customers' key software applications up and running. The underlying premise of ASA is that the productivity of any enterprise today greatly depends on its business-critical applications. These applications include packaged, custom and legacy e-commerce, manufacturing, billing, supply chain, management information and payroll applications. Even routine or baseline applications such as e-mail and calendaring applications become business critical when an organization depends on them for its day-to-day operations. Application downtime can halt or greatly impede an enterprise's daily operations. In addition, pressure on IT operations continues to build to make these applications available on an uninterrupted, full time basis. BMC's strategy is to provide enterprise systems management products designed to ensure the availability, performance and recoverability of these key applications and the DBMSs, operating systems and other software platforms on which they run. Examples of the capabilities and benefits of BMC's products include:

     - Managing heterogeneous environments

     - Improving the availability and responsiveness of customers' applications so they can establish and perform under service level agreements

     - Minimizing or eliminating system outages, whether planned due to system upgrades or maintenance, or unplanned due to failures

     - Automation of many tedious, error prone and costly administrative tasks in production environments

     - Helping to ensure that storage systems are operating most effectively and are able to recover from failures quickly and efficiently

     - Keeping data current and consistent across data stores

     - Helping to ensure data availability, integrity and recoverability

     - Monitoring and event management of many different types of mainframe and distributed systems and applications software

     - Job scheduling, output management and security management

     BMC believes that major trends such as internet computing, e-commerce and continued reductions in processing, storage and telecommunications costs will drive further gains in productivity and growing investment in existing and new software applications and their supporting infrastructure. A leading investment bank, for example, has predicted that within the United States enterprise investment in IT systems will increase from 1% of Gross Domestic Product in 1994 to 6% in 2000. BMC intends to be one of the primary providers of systems software solutions for these enterprise IT systems.

     Towards this goal, BMC has acquired three major independent systems software companies since March 1998: BGS Systems, Inc. ("BGS") in March 1998; Boole & Babbage, Inc. ("Boole") in March 1999; and New Dimension Software Ltd. ("New Dimension") in April 1999. With internal growth and these acquisitions, BMC's revenues, product development staff and direct sales force have nearly doubled over the last 14 months. BMC believes this growth should give it the necessary critical mass to increase its market penetration through substantially greater product breadth and direct sales channel reach. Enterprise information technology systems are enormously complex and require many different tools for smooth, economical and reliable operation. Like BMC, all of these acquired companies have concentrated on solving technically difficult, high value operational problems and have won solid reputations for high quality, reliable products that work as advertised and generate readily appreciated benefits. BMC believes that many of its products are differentiated by their superior "time to value."

     Also like BMC, BGS, Boole and New Dimension are all strong vendors of tools and utilities for IBM's OS/390 mainframe environment. BMC believes the OS/390 mainframe platform will continue to be the preferred system for large-scale IT systems for the foreseeable future. Contributing to the ongoing viability of the OS/390 platform are enterprises' large investments in their OS/390 applications and databases and the significant price reductions and performance enhancements delivered by IBM and other mainframe hardware vendors over the last five years. In addition, the OS/390 platform is generally perceived as more stable and reliable than distributed systems alternatives, in part because of its homogeneity and the many well-established systems management tools provided by IBM and companies like BMC, BGS, Boole and New Dimension. BMC's confidence in the OS/390 platform has been reinforced by the increased demand for mainframe processing capacity over the past 36 months and projected mainframe processing capacity growth rates.

     BMC is committed to delivering strong systems management products for the Unix and Microsoft NT environments and the myriad systems and applications software products that comprise large scale, networked distributed information systems. In many cases, BMC attempts to establish a competitive advantage by delivering tools, such as PATROL, that excel in their breadth of platform support. BGS, Boole and New Dimension have also adopted this multi-platform, heterogeneous product approach for their distributed systems products. New Dimension, in particular, has developed very strong technologies such as communications layers and data repositories that enable true cross-platform products. BMC believes enterprise customers often prefer cross-platform products, as opposed to single domain products, primarily because they are more efficient. First, enterprise IT systems are and are likely to remain complex, mixed platform environments, and it is more efficient to use a cross-platform tool to perform critical functions, such as job scheduling or performance management. Second, with a cross-platform tool, systems administrators need to learn only one product and are not forced to switch back and forth between different products that do the same thing for different environments. Third, many applications and processes span different platforms, so that a cross platform product is better suited to managing those applications or processes. Fourth, it can be less expensive to acquire a single product that manages various domains than to acquire individual point products for each environment.

     As BMC continues to evolve from a point product vendor to a provider of complete systems software solutions, it is working to establish more consultative relationships with its customers. BMC is investing heavily on its delivery of its software solutions to customers through direct sales representatives, pre-sales software consultants and post-sales software consultants. BMC has launched a major initiative to provide professional implementation and training services for its products. BMC is using web-based technologies to distribute its software and documentation to its customers and to provide on-line maintenance and support. Through these efforts, the Company believes it can increase its customer base and increase the productivity and effectiveness of its field sales and product support organizations.

PRODUCTS

     BMC's products are designed to enhance the availability, performance and reliability of software applications, databases and subsystems across a variety of operating environments. These environments include IBM's OS/390 operating system for the mainframe environment as well as operating systems in the distributed systems environment, including VMS, MS Windows NT and various versions of Unix. The Company's solutions fall into five broad categories:

Application Service                   Enhanced availability, performance monitoring and management
  Management                          for applications, databases, middleware and operating
                                      systems in distributed systems operating environments

Enterprise Data Availability          Enhanced availability, schema management and data
                                      propagation solutions across DB2 and distributed DBMSs

OS/390 Service Management             Enhanced availability, performance monitoring and management for applications, databases and subsystems in the IBM OS/390 operating environment

Process Automation                    Automated production, output and security management across
                                      OS/390 and distributed operating environments

Recovery and Storage                  High speed, coordinated application and database backup and
  Management                          recovery and storage management solutions across OS/390 and distributed operating environments

APPLICATION SERVICE MANAGEMENT

     The Company's Application Service Management product offerings comprise the PATROL application and data management suite, the BEST/1 performance management products acquired from BGS, the COMMAND/POST products acquired from Boole and a management suite for IBM's MQ Series middleware technology. BMC is currently working toward integrating PATROL, BEST/1 and COMMAND/POST into a comprehensive solution that offers single-point monitoring and performance management across heterogeneous applications, databases, middleware and operating system environments.

     BMC's PATROL applications and data management product suite delivers solutions that monitor the availability and performance of increasingly complex, heterogeneous environments. The autonomous, intelligent PATROL agent, which resides on the DBMS or application server, is equipped to take independent, corrective action and can communicate these actions to a centralized console on an "as needed" basis as defined by the user. The PATROL application management product suite contributed approximately 12%, 15% and 14% of license revenues in fiscal 1997, 1998 and 1999, respectively.

     Through the acquisitions of Boole and BGS, BMC expanded its Application Service Management offerings to include the COMMAND/POST and BEST/1 product lines. COMMAND/POST offers a central point of control for distributed systems, allowing users to manage their systems by business function or technology. The product consolidates enterprise management information and provides real-time problem notification and escalation. The BEST/1 products provide both real-time and historical performance analysis and allow for "what-if" performance modeling and capacity planning to prevent problems as system changes are implemented. In aggregate, these product lines contributed 8%, 7% and 8% of license revenues for fiscal 1997, 1998 and 1999, respectively.

ENTERPRISE DATA AVAILABILITY

     The Enterprise Data Availability product line includes BMC's administrative tools for DB2. These products provide navigation and audit functions for the DB2 catalog structure and automate data structure changes, migration and versioning across multiple DB2 subsystems. This automation speeds the process of implementing application changes and preserves data integrity in complex DB2 environments. In fiscal 1997, 1998 and 1999, these products contributed 5%, 6% and 6% of license revenues.

     The PATROL DB product family replicates much of the functionality offered by the Company's traditional OS/390 administrative tools and utilities into the leading distributed DBMS environments from Oracle, Sybase, Informix, IBM and Microsoft. The PATROL DB utilities provide high-speed database loading and reorganization routines with integrity checks and statistical analysis. The PATROL DB administrative tools provide consistent, reliable change control processes when implementing complex database changes. The products automate and speed the process of deploying new applications and application changes. For fiscal 1997, 1998 and 1999, these product lines contributed 2%, 3% and 2% of license revenues, respectively.

OS/390 SERVICE MANAGEMENT

     BMC's product lines for the OS/390 operating environments include its high-speed reorganization utilities and performance management and monitoring tools. The reorganization utilities automate and speed routine, required database reorganizations in IMS and DB2 DBMS environments. The performance enhancement products provide real-time database performance improvements through dynamic database tuning and high-speed data caching. These products have been and continue to be BMC's largest source of revenues and operating profits. In the aggregate, these product lines contributed 27%, 24% and 27% of license revenues for fiscal 1997, 1998 and 1999, respectively.

     Through the acquisitions of Boole and BGS, BMC expanded its OS/390 offerings to include the MainView and BEST/1 product lines. MainView provides customers with a proactive approach to monitoring, managing and automating mainframe systems. The products provide a centralized view of applications and subsystems across the OS/390 environment and manage application service levels. BEST/1 helps identify systems bottlenecks and predicts the impact of workload growth and OS/390 system changes. These product lines contributed 9%, 9% and 8% of license revenues for fiscal 1997, 1998 and 1999, respectively.

     In addition to the products discussed above, BMC also offers a variety of OS/390 products that offer performance enhancements for batch and online processing functions, mainframe networks and specialized OS/390 subsystems. In the aggregate, these products contributed approximately 9% of license revenues for fiscal 1997, 1998 and 1999.

PROCESS AUTOMATION

     In April 1999, BMC acquired New Dimension. Prior to this time, Boole was acting as the exclusive distributor of New Dimension products in the European market. The New Dimension products fall into the Process Automation category and provide for the automation and scheduling of production workloads, distribution and viewing of system output and user registration and password administration. The New Dimension product revenues attributable to Boole contributed approximately 4%, 4% and 3% of license revenues in fiscal 1997, 1998 and 1999, respectively.

RECOVERY AND STORAGE MANAGEMENT

     The Recovery and Storage Management product line includes the application recovery solutions for both OS/390 and distributed environments. The Recovery Manager products for IMS and DB2 and the PATROL Recovery Manager products for distributed DBMSs enable an application-centric view of system recoveries that allows for a coordinated recovery among multiple DBMSs and file systems supporting a single application. The Recovery Manager, PATROL Recovery Manager and supporting products generated approximately 17%, 15% and 14% of license revenues in fiscal 1997, 1998 and 1999, respectively. The

Application Recovery solutions also include the DataTools SQL-BackTrack database backup and recovery products acquired in May 1997. Prior to acquiring DataTools, BMC was the exclusive distributor of the SQL-BackTrack products. The SQL-BackTrack products speed up and automate the complex sequential steps that must be performed in order to backup or recover distributed systems databases. BMC is continuing to market the SQL-BackTrack products as best of breed standalone solutions and is integrating them as well with its PATROL Recovery Manager automated recovery solutions. The SQL-BackTrack products generated approximately 3% of license revenues in fiscal 1997, 1998 and 1999.

     BMC's Enterprise Snapshot for Storage Systems exploits the features of third-party storage devices to provide hardware snapshot copy functionality for BMC's high-speed utilities. If Enterprise Snapshot detects that a data set targeted for snapshot processing resides on supported hardware, it will transparently invoke the hardware's ability to produce near instantaneous copies of data. Through the acquisition of Boole, BMC obtained the SpaceView product line to complement its offerings in the storage management area. The SpaceView products provide a consolidated view of storage environments across OS/390 and distributed systems, statistical reporting on resource consumption and dynamic control of DASD utilization. These storage management products contributed less than 2% of license revenues in fiscal 1997, 1998 and 1999.

SALES AND MARKETING

     BMC markets and sells its products principally through its direct sales force, which has doubled in size since March 1998. BMC has been expanding its distributed systems sales force significantly over the last three years. This expansion has been accomplished through internal growth and the acquisitions of BGS, Boole and New Dimension. BMC has integrated its sales forces and sales management with those of BGS, Boole and New Dimension and has implemented sales incentive plans designed to encourage cooperation and to maximize cross-selling opportunities across the product lines.

     BMC has evolved its sales model from one based primarily on telephone sales to one based equally on a strong field sales presence. Over the last two years, BMC has expanded its field sales offices in North America to 36 offices and internationally to 63 offices. BMC is currently consolidating field sales offices in cities in which it now has multiple offices because of the acquisitions. BMC believes this field sales presence should facilitate its evolution towards a more consultative sales relationship with its customers.

     BMC's sales operations are organized into mainframe and distributed systems groups, with the mainframe account representatives cooperating with the distributed systems representatives. Within these groups, there is further specialization along the Boole, New Dimension, BEST/1, SQL-BackTrack and other product lines. BMC employs technically trained software consultants to provide specialized technical product knowledge to accounts. These consultants assist in justifying BMC's products and conducting in-depth technical evaluations of their performance and features. The acquisitions of Boole and New Dimension added significantly to the Company's software consultant staff.

     BMC supplements the efforts of its direct sales force with an indirect sales channel for its distributed systems products. BMC has established channels operations groups in North America and Europe to promote, negotiate and support such distribution arrangements and is continuing to invest in its channels infrastructure. BMC is also represented by local agents in geographical territories in which it has not established a direct sales presence.

INTERNATIONAL OPERATIONS

     Approximately 43%, 40% and 39% of BMC's total revenues in fiscal 1997, 1998 and 1999, respectively, were derived from business outside North America. BMC's international operations provide sales, sales support, product support, marketing and product distribution services for its customers located outside of North America. BMC also conducts development activities in Singapore and Frankfurt, Germany to provide local language support and integration with local-market hardware and software systems vendors.

     Total revenues, operating profits and identifiable assets attributable to BMC's North American, European and other international operations (primarily in the Pacific Rim) are set forth in Note 10 to the Consolidated

Financial Statements contained herein. BMC believes that its operations outside the United States are located in countries that are politically stable and that such operations are not exposed to any special or unusual risks, except for the New Dimension operations in Israel, discussed below. BMC's growth prospects are highly dependent upon the continued growth of its international license and software maintenance revenues, and such revenues and expenses have been somewhat unpredictable in the past.

     Revenues from BMC's foreign subsidiaries are denominated in local currencies, as are operating expenses incurred in these locales. To date, BMC has not had any material foreign exchange currency losses. For a discussion of BMC's currency hedging program and the impact of currency fluctuations on international license revenues in fiscal 1998 and 1999, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" and
Note 1(f) of Notes to Consolidated Financial Statements contained herein. BMC has not previously experienced any difficulties in exporting its products, but no assurances can be given that such difficulties will not occur in the future.

     With the acquisition of New Dimension, BMC now has a significant presence in the State of Israel. As of June 1, 1999, New Dimension employed approximately 270 employees in Israel. The Company believes that Israel is home to highly talented and experienced software developers and personnel and intends to maintain and invest in its New Dimension Israeli operations. For a discussion of various unusual risks associated with Israeli operations and investments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Certain Risks and Uncertainties That Could Affect Future Operating Results -- Conditions in Israel."

RESEARCH AND PRODUCT DEVELOPMENT

     BMC maintains a relatively high level of investment in its internal research and development operations. In fiscal 1999, research and development spending, net of capitalized amounts, represented 13% of total revenues and 19% of total expenses. These costs relate primarily to the compensation of research and development personnel. Although BMC develops many of its products internally, it may acquire technology from third parties when appropriate and may incur royalty and other payment obligations in connection with such acquisitions. Traditionally, BMC has acquired rights from third parties to use certain technologies that BMC believed would accelerate development of new products. BMC's expenditures on research and development and on product maintenance and support, including amounts capitalized, in the last three fiscal years are discussed below under the headings, "Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Expenses -- Research and Development" and "-- Expenses -- Cost of Maintenance Services and Product Licenses."

     BMC's general product strategy is discussed under "Strategy" above. A major focus of BMC's current product development efforts is the integration of the Boole MainView OS/390 monitoring and event automation products with BMC's database tools and utilities for IMS and DB2 and the integration of the BGS BEST/1 and Boole COMMAND/POST products with PATROL. Development activity on the New Dimension product lines is concentrated on adding new functionality for its core job scheduling, output management and security management product lines, and less on integration with other BMC products. BMC is developing a major new release of PATROL designed to facilitate the interoperability of these and BMC's other distributed systems management products. BMC is also developing major extensions of and enhancements to its core mainframe product lines across the board as customers continue to rely on them for their most critical IT operations.

     There can be no assurance that any products currently under development (including those scheduled for near-term general availability) or product integration efforts will be successfully completed or made generally available on dates expected by BMC, or that when introduced, will be free of defects or achieve market success.

     The software industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. In order to maintain the usefulness of its products and their compatibility with modified and new hardware and software, BMC must sometimes modify and enhance its products and incur substantial associated expenses. From time to time, systems vendors modify existing, or introduce new, hardware, operating system, and other system software. BMC must then adapt its products to accommodate such changes. To date, BMC has been able to adapt its products to such changes, however, there can be no guarantee that it will be able to continue to do so.

     BMC's primary research and development activities are based in Houston and Austin, Texas, Sunnyvale, California (DataTools), Waltham, Massachusetts (BGS), San Jose, California (Boole) and Tel Aviv, Israel (New Dimension). BMC internally creates and produces all user manuals, sales materials and other documentation related to its products. Product manufacturing and distribution is based in Houston, Texas, with European manufacturing and distribution being jointly based in Nieuwegein, The Netherlands and Dublin, Ireland.

MAINTENANCE, ENHANCEMENT AND SUPPORT SERVICES

     Revenues from the provision of maintenance, enhancement and support services comprised 36%, 33%, and 30% of total revenues in fiscal 1997, 1998 and 1999, respectively. Payment of maintenance, enhancement and support fees entitles a company to telephone and internet support and problem resolution services, including pro-active notification, electronic support requests and a resolution database, and enhanced versions of a product released during the maintenance period, including new versions necessary to run with the most current release of the operating systems, databases and other software supported by the product. Such maintenance fees are an important source of recurring revenue to BMC, and BMC invests significant resources in providing maintenance services and new product versions. These services are important to customers, particularly mainframe customers, who require immediate problem resolution because of their use of the products to run IT systems that are central to their enterprises. The services are also necessary because customers require forward compatibility when they install new versions of the software systems supported by a BMC product.

     For BMC's mainframe products, the fee for the first year of product maintenance services is included in the perpetual license fee. Subsequently, perpetual licensees may renew their maintenance agreements each year for an annual fee. The annual fee for mainframe products is generally 15% to 20% of the then current list perpetual license fee of the licensed product as adjusted for any applicable discounts. For BMC's distributed systems products, the initial maintenance period is shorter (typically 90 days) and the renewal fee varies from 15% to 20% depending on the level of support selected by the licensee.

PRODUCT PRICING AND LICENSING

     BMC's mainframe products were initially priced and licensed on a tiered pricing basis whereby the license fee for a product increases in relation to the processing capacity of the CPU on which the product is installed. Under tiered pricing, CPUs are classified by CPU tier according to their processing power as measured in millions of instructions per second ("MIPS"). More powerful CPUs fall into higher tiers and carry higher license fees. CPU upgrade fees are charged if a product is installed on another CPU that falls in a higher CPU group category. Most of BMC's larger mainframe customers have converted their CPU tier-based licenses to enterprise wide product licenses, under which the customer is licensed to use the products on an unlimited number of CPUs of any size, subject to a limit on the aggregate processing power of such CPUs as measured in MIPS. Capacity-based license upgrade fees from BMC mainframe products contributed approximately one-fourth to one-third of BMC total revenues in fiscal years 1997, 1998, and 1999, respectively. The BGS and Boole mainframe products are generally licensed on similar capacity based terms. Historically, capacity-based license upgrade fees were not separately captured by Boole; however, the Company does not believe that the addition of Boole will significantly change the contribution of these fees to total revenues.

     BMC maintains various discount programs for its mainframe and distributed systems products, including discounts for multiple copies of a product and volume discounts for enterprise license transactions.

     BMC also prices and licenses PATROL and other distributed systems products on a CPU tier basis. CPU upgrade fees from PATROL have been immaterial to date, and BMC expects that PATROL revenues will be predominately from additional unit sales rather than CPU upgrade fees. Certain of BMC's other distributed systems products are also licensed on a tiered basis, while those at lower price points are licensed on a per unit basis.

     BMC's products are generally marketed on a trial basis. When a customer desires to license a trial product, a permanent product copy or a coded password to convert the trial tape to a permanent tape is provided. Consequently, BMC does not have any material product backlog of undelivered products. BMC licenses its software products almost exclusively on a perpetual basis.

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

     For a discussion of enterprise license transactions, the various components of license and upgrade revenues and BMC's revenue recognition practices for such components, see the discussion below under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Operating Results -- Revenues -- License Revenues" and Note (1) in Notes to Consolidated Financial Statements.

COMPETITION; SYSTEM DEPENDENCE

     The mainframe and distributed systems management software markets in which BMC competes are highly competitive, as discussed below and in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" section of this report under the heading "Certain Risks and Uncertainties that Could Affect Future Operating Results."

     BMC's mainframe products run primarily with IBM's IMS and DB2 DBMSs and IMS/TM, CICS transaction managers and VTAM. Certain of these BMC products are essentially improved versions of system software utilities that are provided as part of these integrated IBM system software products. IBM continues to improve or add to these integrated software packages as part of its strategic initiative of reducing the overall software costs associated with its mainframe computers. IBM is also aggressively marketing separately priced competing high performance utilities in addition to its base utilities. If IBM is successful in duplicating BMC's products, it could provide them at a much lower cost because of the different economics of its mainframe business. This would likely have a material adverse effect on demand for product licenses, license upgrades and recurring maintenance of BMC's competing products. IBM is significantly increasing the performance of its tools and utilities for IMS and DB2, both through internal development efforts and arrangements with third party software developers.

     The mainframe systems software business is highly competitive. BMC's competitors include IBM as well as Computer Associates International, Inc. ("CA"), Innovative Designs, Inc., Neon Systems, Inc. and other independent software vendors that have the ability to develop and market products similar to, and competitive with, BMC's products. CA has recently acquired Platinum Technology International, Inc., which is the Company's primary competitor in the DB2 tools and utilities market, and has announced its intention to compete in the IMS tools and utilities market as well. Product pricing is a key competitive factor in the market for third-party tools and utilities for IMS and DB2, and BMC has periodically adjusted its discount structures to reflect this competition.

     Many of Boole's and New Dimension's mainframe products are competitive replacements of IBM's, CA's and other companies' products. Boole and New Dimension have been successful with their products in the past; nonetheless, the markets are highly competitive and price sensitive. BMC's acquisitions of Boole and New Dimension have made it a much more direct competitor of IBM and CA. Both IBM and CA are significantly larger companies than BMC, with greater resources and product breadth and larger sales channels.

     The distributed systems markets that PATROL, COMMAND/POST and BMC's other systems management products address are also highly competitive. All of the major mainframe systems software vendors have announced distributed systems management strategies that overlap to varying degrees with PATROL. These competitors include, to differing degrees, IBM's Tivoli subsidiary, CA, Compuware Corporation and Candle Corporation. The relational DBMS vendors, such as Oracle and Sybase, and hardware companies such as HP, Sun and Cabletron, are also providing competitive or potentially competitive products for their respective platforms that are relatively inexpensive. BMC's strategy is to complement these frameworks and alternative systems management products by integrating with them. The network and systems management framework providers are, however, attempting to extend their products into PATROL's functional space. In addition, start up companies continually enter the distributed systems management software markets, such as NetIQ Corp. for MS Windows NT management. BMC intends to differentiate PATROL from these other products in part by providing broader support of the many different components of a distributed IT system, although there can be no assurance whether this strategy will be successful. BMC expects these markets to continue to increase in competitiveness.

     BMC continually modifies its mainframe products to maintain compatibility with new IBM hardware and software. To do so and to develop and test new products, BMC licenses IMS/DB, DB2, IMS/TM, CICS and other software systems from IBM on similar terms as other IBM customers. If IBM were to terminate the current license arrangements or otherwise deny BMC access to these systems, or if IBM adopts technological changes that prevent or make more difficult access to the systems, BMC would be adversely affected. Similarly, if BMC were unable to acquire and maintain access to the major ERP applications, distributed DBMSs and other IT system components equivalent to its access to DB2 and other IBM systems software, its development of client/server products would be impeded.

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

INTELLECTUAL PROPERTY

     BMC distributes its products in object code form and relies upon contract, trade secret, copyright and patent laws to protect its intellectual property. The license agreements under which customers use BMC's products restrict the customer's use to its own operations and prohibit disclosure to third persons. BMC now distributes certain of its distributed systems products on a shrink-wrap basis, and the enforceability of such restrictions in a shrink wrap license is unproven in certain jurisdictions. Also, notwithstanding those restrictions, it is possible for other persons to obtain copies of BMC's products in object code form. BMC believes that obtaining such copies would have limited value without access to the product's source code, which BMC keeps highly confidential. In addition, BMC's products are generally encoded to run only on a designated CPU, and trial tapes provided to potential customers generally function only for a limited trial period.

EMPLOYEES

     As of March 31, 1999, BMC had 4,914 full-time employees. This increased to approximately 5,500 employees upon the April 14, 1999 closing of the New Dimension acquisition. BMC believes that its continued success will depend in part on its ability to attract and retain highly skilled technical, sales, marketing and management personnel. Competition continues to increase for well-qualified software sales, development and consulting service personnel. BMC considers its employee relations to be excellent.

ITEM 2. PROPERTIES

     BMC's headquarters and principal sales and product development operations are located in Houston, Texas, where BMC owns and occupies two office buildings totaling approximately 730,000 square feet. BMC also maintains a large development organization in Austin, Texas, where it leases a 175,000 square foot product development facility. The recently acquired Boole & Babbage operations are located in one 110,000 square foot leased facility in San Jose, California, the BGS Systems operations occupy a leased 80,000 square foot facility in Waltham, Massachusetts and the DataTools operations occupy a leased 40,000 square foot facility in Sunnyvale, California. BMC occupies a 50,000 square foot leased sales and support facility in Frankfurt, Germany, and smaller sales offices in other major cities around the world. BMC leases its principal mainframe computers, an IBM 9672-RC5, an IBM 9672-RY5, an IBM 9672-R66, and an IBM 9672-R46, and its telecommunications equipment. See Notes (1) and (9) of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     On March 9, 1999, a class action complaint was filed in the United States District Court for the Southern District of Texas, Houston Division styled Rickey Hartman v. BMC Software, Inc., Max P. Watson, William M. Austin, M. Brinkley Morse and Kevin Klausmeyer, No. B-99-0715, against the Company and four senior executives of the Company alleging violations of Sections 10(b) and 20(a) of the Exchange Act in connection with the Company's financial statement presentation following its acquisition of BGS in March 1998 in a pooling-of-interests transaction. Four similar actions were filed in the Southern District of Texas. All of the actions were subsequently consolidated in a single action. The lawsuits were filed following the Company's announcement that it was restating its historical financial results to include BGS's financial results in the Company's financial statements as a condition to the Securities and Exchange Commission declaring effective the Company's registration statement on Form S-4 relating to its acquisition of Boole. The complaint alleges that the Company and the individual defendants artificially inflated the Company's stock price by failing to include the historical results of BGS in the Company's historical financial statements thereby reporting inflated revenue and income growth rates during the first three quarters of the Company's 1999 fiscal year. The plaintiffs seek an unspecified amount of compensatory damages, interest and costs, including legal fees. The Company denies the allegations of wrongdoing in connection with the matters set forth in the complaint and intends to vigorously defend the action. An unfavorable judgment or settlement, however, could have a material adverse effect on the financial results of the Company.

     The Company filed a trade secret lawsuit styled BMC Software, Inc. vs. Peregrine Systems, Inc. et al., Cause No. 91-10161, in the 200th Judicial District Court of Travis County, Texas, in August 1995. The lawsuit sought an injunction prohibiting a group of former employees and their employer from misappropriating and misusing certain of the Company's trade secrets. The Company has settled the litigation as to certain individuals and claims and is continuing to pursue its trade secret and other claims against the remaining and additional defendants. These defendants are asserting counterclaims against the Company for violations of the Texas Free Enterprise and Antitrust Act of 1983, abuse of process, slander of title, tortious interference with contract and tortious interference with advantageous and prospective business relationships. These counterclaims seek compensatory, treble and exemplary damages, costs and attorneys' fees and certain injunctive relief. Management believes the ultimate resolution of this matter will not be material to the Company's financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since August 12, 1988, the Company's Common Stock has been traded in the NASDAQ National Market System under the symbol "BMCS." At June 17, 1999, the Company had 1,615 holders of record of Common Stock.

     The following table sets forth the high and low bid quotations per share of Common Stock for the periods indicated.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
FISCAL 1998
  First Quarter.............................................  $29.31   $19.81
  Second Quarter............................................   34.75    26.56
  Third Quarter.............................................   35.63    27.38
  Fourth Quarter............................................   42.13    29.25
FISCAL 1999
  First Quarter.............................................  $53.88   $40.19
  Second Quarter............................................   60.25    39.50
  Third Quarter.............................................   59.88    34.88
  Fourth Quarter............................................   48.25    30.12

     The only dividends declared or paid by BMC since 1988 relate to BGS. BGS paid dividends of $5.8 million and $7.6 million in fiscal 1997 and 1998, respectively. No dividends were paid in fiscal 1999. The Company does not intend to pay any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings otherwise available for cash dividends on the Common Stock for use in its operations, for expansion and for stock repurchases. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data presented under the captions "Statement of Earnings Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 1999, are derived from the Consolidated Financial Statements of BMC Software, Inc. and its subsidiaries. BMC's historical financial data has been restated to include the historical financial results of Boole and BGS for each of the periods presented. As the Company, Boole and BGS had different fiscal year-ends, necessary adjustments have been made to conform fiscal year-ends for certain periods. See "Notes to Consolidated Financial Statements -- (1)(c) Basis of Presentation" for further discussion of consolidated periods and adjustments made. The financial statements of BMC for all fiscal years presented have been audited by Arthur Andersen LLP, independent public accountants, except for the consolidated financial statements of Boole which were audited by Ernst & Young LLP, independent public accountants, except to the extent indicated that Ernst & Young LLP's report on Boole's consolidated financial statements relied on the report of PricewaterhouseCoopers LLP. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements as of March 31, 1998 and 1999, and for each of the three years in the period ended March 31, 1999, the accompanying notes and the reports of independent public accountants thereon, which are included elsewhere in this Form 10-K.

                                                                     YEARS ENDED MARCH 31,
                                                    --------------------------------------------------------
                                                      1995       1996        1997        1998        1999
                                                    --------   --------    --------    --------   ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Total revenues....................................  $521,981   $638,933    $791,939    $985,250   $1,303,876
Operating income..................................   123,576    171,802     242,834     253,545      415,230
Net earnings......................................  $ 87,024   $126,676    $184,442    $188,459   $  362,636
                                                    ========   ========    ========    ========   ==========
Basic earnings per share..........................  $   0.39   $   0.56    $   0.81    $   0.82   $     1.55
                                                    ========   ========    ========    ========   ==========
Shares used in computing basic earnings per
  share...........................................   225,969    225,449     226,542     229,837      234,255
                                                    ========   ========    ========    ========   ==========
Diluted earnings per share........................  $   0.38   $   0.54    $   0.76    $   0.77   $     1.46
                                                    ========   ========    ========    ========   ==========
Shares used in computing diluted earnings per
  share...........................................   228,835    235,446     241,462     244,533      248,647
                                                    ========   ========    ========    ========   ==========

                                                                         AS OF MARCH 31,
                                                    ----------------------------------------------------------
                                                      1995       1996        1997         1998         1999
                                                    --------   --------   ----------   ----------   ----------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.........................  $ 88,373   $ 99,603   $  127,050   $  106,016   $  347,914
Working capital...................................    63,118     83,121      114,528       96,350      222,574
Total assets......................................   679,363    826,426    1,104,754    1,498,068    2,282,693
Stockholders' equity..............................   370,294    477,170      659,518      877,659    1,334,365
Dividends declared................................     6,809      7,009        5,786        7,555           --
Dividends declared per share......................  $   0.03   $   0.03   $     0.03   $     0.03   $       --

---------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     This section includes historical information, certain forward looking information and the information provided below under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results" about certain risks and uncertainties that could cause the Company's future operating results to differ materially from the results indicated by any forward looking statements made by the Company or others. It is important that the business discussion in Item 1 of this report and the historical discussion below be read together with the discussion of risks and uncertainties, and that these discussions be read in conjunction with the accompanying audited financial statements and notes thereto.

HISTORICAL INFORMATION

ACQUISITIONS

     In March 1998, the Company acquired BGS in a stock for stock merger. The Company issued 7.2 million shares of common stock in the transaction. The transaction was accounted for using the pooling of interests method, and the Company has restated its prior period financial results to include those of BGS for the periods presented.

     In March 1999, the Company acquired Boole in a stock for stock merger. The Company issued 19.1 million shares of common stock in the transaction. The transaction was accounted for using the pooling of interests method, and the Company has restated its prior period financial results to include those of Boole for the periods presented.

     In April 1999, the Company acquired New Dimension in a cash tender offer. This transaction was accounted for using the purchase accounting method. Because the transaction closed after the end of the Company's 1999 fiscal year and the transaction was accounted for as a purchase transaction, New Dimension's financial results are not included in the Company's financial results through March 31, 1999. For a discussion of the New Dimension acquisition and its financial affects on the Company, see the Company's Current Report on Form 8-K dated March 18, 1999.

RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Consolidated Statements of Earnings bear to total revenues.

                                                                  PERCENTAGE OF
                                                                  TOTAL REVENUE
                                                              YEARS ENDED MARCH 31,
                                                              ---------------------
                                                              1997    1998    1999
                                                              -----   -----   -----
Revenues
  Licenses..................................................   63.7%   66.8%   69.6%
  Maintenance...............................................   36.3    33.2    30.4
                                                              -----   -----   -----
          Total revenues....................................  100.0   100.0   100.0
Selling and marketing expenses..............................   33.0    32.2    32.0
Research and development expenses...........................   12.9    12.7    12.9
Cost of maintenance services and product licenses...........   13.4    13.0    11.7
General and administrative expenses.........................    8.6     7.9     7.3
Acquired research and development...........................    1.4     6.6     1.3
Merger related costs........................................    0.0     1.9     3.0
                                                              -----   -----   -----
          Operating income..................................   30.7    25.7    31.8
Interest and other income...................................    3.4     4.0     4.8
                                                              -----   -----   -----
          Earnings before income taxes......................   34.1    29.7    36.6
Income taxes................................................   10.8    10.6     8.7
                                                              -----   -----   -----
          Net earnings before cumulative effect.............   23.3    19.1    27.9
Cumulative effect of a change in accounting principle.......     --      --     0.1
                                                              -----   -----   -----
          Net earnings......................................   23.3%   19.1%   27.8%
                                                              =====   =====   =====

EARNINGS

     Total revenues in fiscal 1999 were $1.3 billion, a 32% increase over fiscal 1998 total revenues of $985.3 million. The increase was the result of a 39% increase in North American product license revenues, a 35% increase in international product license revenues and a 21% increase in worldwide maintenance revenues. Over the three year period ending March 31, 1999, the Company's operating expenses (excluding acquired research and development and merger related costs) have decreased slightly from approximately 68% of total revenues in fiscal 1997 to approximately 64% of total revenues in fiscal 1999. Net earnings were $362.6 million in fiscal 1999, a 92% increase over net earnings of $188.5 million in fiscal 1998. The significant increase was due to increased revenues and interest income, a lower effective tax rate and the decrease in acquired research and development write-offs from $65.5 million in fiscal 1998 to $17.3 million in fiscal 1999. The increase in earnings from fiscal 1998 to fiscal 1999 was also affected by the restatement of BMC's financial results to include Boole's financial results. Boole's fiscal year end was September 30 and BMC's fiscal year end is March 31. As discussed in footnote
(1)(c) of the Notes to Consolidated Financial Statements, the consolidated financial statements for fiscal 1999 include the results of operations of Boole for the twelve month period ended March 31, 1999. The Company's consolidated financial statements for fiscal 1998 include the audited Boole financial results for Boole's fiscal year ended September 30, 1997. Based upon the unaudited Boole financial results for the twelve month period ending March 31, 1998, the growth in total revenues would have been approximately 31% and the growth in net earnings would have been approximately 76%. The primary reason for the difference in the net earnings growth rates is the loss Boole incurred in its quarter ended March 31, 1997 associated with its acquisition of MAXM Systems Corporation during the same quarter. This loss is included in the Boole financial results for its fiscal year ended September 30, 1997, but would be excluded from its unaudited financial results for the twelve month period ended March 31, 1998. Historical performance should not be viewed as indicative of future performance, as there can be no assurance that operating income or net earnings as a percentage of revenues will be sustained at these levels. For a discussion of factors affecting operating margins, see the discussions below under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results."

EARNINGS PER SHARE

     Basic earnings per share was $.81, $.82 and $1.55 in fiscal 1997, 1998 and 1999, respectively. Diluted earnings per share was $.76, $.77 and $1.46. The increase in earnings per share from fiscal 1998 to fiscal 1999 came from the factors discussed under "-- Earnings" above. Earnings per share growth was less than growth in net earnings because of increases in the number of weighted shares outstanding caused by the Company's employee incentive stock option programs as explained in Notes to Consolidated Financial Statements -- (7) Stock Incentive Plans.

REVENUES

                                                                             PERCENTAGE CHANGE
                                                                         -------------------------
                                           YEARS ENDED MARCH 31,            1998          1999
                                      --------------------------------   COMPARED TO   COMPARED TO
                                        1997       1998        1999         1997          1998
                                      --------   --------   ----------   -----------   -----------
                                               (IN THOUSANDS)
Perpetual licenses
  North America.....................  $285,379   $399,967   $  557,127       40.2%         39.3%
  International.....................   218,855    258,280      349,731       18.0%         35.4%
                                      --------   --------   ----------
          Total perpetual
            licenses................   504,234    658,247      906,858       30.5%         37.8%
                                      --------   --------   ----------
  Maintenance.......................   287,705    327,003      397,018       13.7%         21.4%
                                      --------   --------   ----------
          Total revenues............  $791,939   $985,250   $1,303,876       24.4%         32.3%
                                      ========   ========   ==========

     The Company generates revenues from product license fees for its computer software products and product maintenance fees for the associated maintenance, enhancement and support of these products. The Company generally recognizes revenue from license fees upon the execution of a software license agreement by both parties, the delivery of the underlying products and the acceptance of such products by the customer. In transactions wherein certain of the revenue recognition criteria are not met, license revenue is deferred. Such deferred revenue is recognized as license revenue when all related criteria have been met. Maintenance and support fees are recognized ratably over the course of the maintenance and support term as defined in the software license agreement. For further discussion of the Company's revenue recognition policies, refer to the discussion below and to Note 1(h) of Notes to Consolidated Financial Statements.

     Total revenue growth in fiscal 1998 and 1999 resulted from continued demand for the Company's mainframe products for the IBM OS/390 operating system and IMS and DB2 DBMSs, its expansion of its distributed systems product lines and sales channels and, to a lesser extent, higher growth rates of product maintenance fees. In fiscal 1998 and 1999, license fees from customers' licensing BMC's mainframe products for current and future additional processing capacity generated over one-half of overall growth in total revenues. Increases in distributed systems license revenues and in overall maintenance fees were the other primary contributors to growth in these periods. The growth in product license and maintenance fees in fiscal 1998 and 1999 was derived principally from products developed prior to fiscal 1998. Distributed systems product revenue growth was driven primarily by customers' increased adoption of distributed IT systems, by growing acceptance of the Company's PATROL application and data management product suite and expansion of the distributed systems sales channels. Product revenue growth was only nominally impacted by price increases and inflation in fiscal 1998 and fiscal 1999.

     The Company's customer base is diversified, with no single customer representing greater than 10% of its total revenues in fiscal 1997, 1998 and 1999. This customer base is nonetheless concentrated in the top 1,000 IT purchasers worldwide and, by industry, in the telecommunications, financial services and other transaction-intensive sectors. The Company believes that sales to repeat customers accounted for the substantial majority of total license and maintenance revenues in the periods presented.

PRODUCT LINE REVENUES

     At March 31, 1999, the Company marketed over 350 software products designed to improve the availability, performance and recoverability of enterprise applications, databases and other IT systems components operating in host mainframe and distributed computing environments. The Company's mainframe products accounted for approximately 79%, 73% and 70% of total revenues for fiscal years 1997, 1998 and 1999, respectively. Total revenues from mainframe products grew 14% from fiscal 1997 to fiscal 1998 and 28% from fiscal 1998 to fiscal 1999. The revenues from these products are driven largely by the growth in customers' processing capacity, as discussed below.

     The Company's mainframe revenues are concentrated in its high performance utilities and administrative tools for IMS and DB2. The Company's tools and utilities for IMS databases collectively contributed 23%, 19% and 20% of total revenues for fiscal years 1997, 1998 and 1999, respectively. The Company's tools and utilities for DB2 databases collectively contributed 22%, 24% and 24% of total revenues for the same periods. Combined revenues for these product lines grew 19% from fiscal 1997 to 1998 and 36% from fiscal 1998 to 1999. The balance of the Company's mainframe products represented 34%, 30% and 26% of total revenues for fiscal years 1997, 1998 and 1999, respectively, representing growth of 7% from fiscal 1997 to fiscal 1998 and 16% from fiscal 1998 to fiscal 1999. The decline in relative revenue contribution by the mainframe product lines reflects the increased contribution by the Company's distributed systems products in these periods.

     Total revenues from distributed systems products grew 63% from fiscal 1997 to 1998 and 45% from fiscal 1998 to 1999. Distributed systems product revenue growth was derived primarily from increased market acceptance of the PATROL application and data management product suite, the Company's significant and growing investment in its distributed systems direct and indirect sales channels and higher distributed systems maintenance fees. In fiscal 1998 and 1999, PATROL was the most significant contributor to growth in total and license revenues for distributed systems products. For fiscal 1999, the Company's principal distributed systems management product lines were the PATROL application and data management suite, the BEST/1 performance management products, the PATROL DB database administration products, the SQL-Backtrack application and database recovery products and the Boole COMMAND/POST, Spaceview and Command MQ products. Upon closing the New Dimension acquisition in April 1999, the Company added the New Dimension Control M job scheduling products, Control D output management products and Control SA security administration products for distributed systems environments.

     The PATROL application and data management products accounted for 8%, 13% and 13% of total revenues for fiscal years 1997, 1998 and 1999, respectively, reflecting a 95% increase from fiscal 1997 to fiscal 1998 and a 33% increase from fiscal 1998 to fiscal 1999. The remaining distributed systems products accounted for 13%, 14% and 17% of total revenues in fiscal years 1997, 1998 and 1999, respectively, reflecting a 42% increase from fiscal 1997 to 1998 and a 56% increase from fiscal 1998 to 1999. The revenues from the Company's distributed systems product offerings depend upon the continued market acceptance of the Company's existing products and the Company's ability to successfully develop and deliver additional products for the distributed systems environment. The Company has experienced rapid growth in its distributed systems product lines since their introduction in late fiscal 1994. The distributed systems market is highly competitive and dynamic and there can be no assurance that this growth will continue.

LICENSE REVENUES

     The Company's license revenues include product license fees and capacity-based license upgrade fees. Product license fees are generated from the initial licensing of a product and subsequent licenses purchased under the Company's per copy, central processing unit ("CPU") tier-based licensing program. Product license fees also include fees associated with the initial licensing of a product on an aggregate processing capacity measured on a millions of instructions per second ("MIPS") basis. Capacity-based license upgrade fees have, to date, been generated almost exclusively by the Company's mainframe products. These fees are charged when a customer acquires the right to run an already licensed product on additional processing capacity, as measured by CPU tier or by MIPS. Customers may purchase this right for current processing capacity or anticipated future processing capacity. In both fiscal 1998 and fiscal 1999, capacity-based license upgrade fees for both current and future capacity generated the Company's mainframe license revenue growth.

     The Company's North American operations generated 57%, 61% and 61% of total license revenues in fiscal 1997, 1998 and 1999, respectively. North American license revenues increased by 40% from fiscal 1997 to fiscal 1998 and by 39% from fiscal 1998 to fiscal 1999. Capacity-based license upgrade fees were the largest contributor of growth from fiscal 1998 to fiscal 1999, followed by increased licensing of the Company's distributed systems products.

     International license revenues represented 43%, 39% and 39% of total license revenues in fiscal 1997, 1998 and 1999, respectively. International license revenues increased by 18% from fiscal 1997 to fiscal 1998 and by 35% from fiscal 1998 to fiscal 1999. Capacity-based license upgrade fees were the largest contributor of growth from fiscal 1998 to fiscal 1999, followed by increased licensing of the Company's distributed systems products. International license revenues were slightly reduced by the strengthening of the dollar against local currencies from fiscal 1997 to fiscal 1998 and were slightly increased from fiscal 1998 to fiscal 1999 after giving effect to the Company's foreign currency hedging program.

     The sustainability and growth of the Company's mainframe-based license revenues are dependent upon capacity-based upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license agreements allowing them to install the Company's products on an unspecified number of CPUs, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. As companies increase their MIPS within their mainframe environment, they may elect to increase or decrease the number of underlying CPUs. Regardless of which approach is utilized, additional fees are owed if the MIPS limit is exceeded. Substantially all of the Company's enterprise license agreements include upgrade charges associated with additional processing capacity beyond the customers' current usage level, and some include license fees for additional products. The fees associated with future additional mainframe processing capacity typically comprise from one-half to substantially all of the license fees included in enterprise license transactions. The Company has experienced continued demand from its largest customers for the right to run its products on increased current and anticipated mainframe processing capacity as enterprises invest heavily in their core OS/390 mainframe IT systems, at lower unit cost levels for both hardware and software. This trend has led to larger single transactions with higher per MIPS discounts. The Company expects that it will continue to be dependent upon these capacity-related license revenue components. With the rapid advancement of distributed systems technology and customers' needs for more functional and open applications, there can be no assurance that the demand for mainframe processing capacity or the higher operating efficiencies afforded by the Company's products will continue at current levels. Should demand for the Company's mainframe products slow dramatically or reverse, it would adversely impact the Company's mainframe license revenues and its operating results.

MAINTENANCE AND SUPPORT REVENUES

     Maintenance and support revenues represent the ratable recognition of fees to enroll licensed products in the Company's software maintenance, enhancement and support program. Enrollment entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems and applications. These fees are generally incurred annually and equal 15% to 20% of the list price of the product at the time of renewal, less any applicable discounts. Maintenance revenues also include the ratable recognition of the bundled fees for any first-year maintenance services covered by the related perpetual license agreement. In addition, maintenance revenues include revenue recognized from professional services performed during the respective period. The Company continues to invest heavily in product maintenance and support and believes that maintaining its reputation for superior product support is a key component of its value pricing model.

     Maintenance revenues have increased over the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, the Company receives higher absolute maintenance fees as customers install its products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per MIPS basis are typically reduced in enterprise license agreements for mainframe products. Historically, the Company has enjoyed high maintenance renewal rates for its mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to the Company's products, increased cancellations could adversely impact the sustainability and growth of the Company's maintenance revenues. To date, the Company has been successful in extending its traditional maintenance and support pricing model to the distributed systems market.

EXPENSES

                                                                            PERCENTAGE CHANGE
                                                                        -------------------------
                                        FISCAL YEARS ENDED MARCH 31,       1998          1999
                                       ------------------------------   COMPARED TO   COMPARED TO
                                         1997       1998       1999        1997          1998
                                       --------   --------   --------   -----------   -----------
                                               (IN THOUSANDS)
Selling and marketing................  $261,287   $317,278   $417,740       21%           32 %
Research and development.............   102,536    124,757    168,194       22%           35 %
Cost of maintenance services and
  product licenses...................   105,744    127,701    151,985       21%           19 %
General and administrative...........    68,279     77,450     95,118       13%           23 %
Acquired research and development....    11,259     65,473     17,304      482%          (74)%
Merger related costs.................        --     19,046     38,305       N/A          101 %
                                       --------   --------   --------
          Total operating expenses...  $549,105   $731,705   $888,646
                                       ========   ========   ========

SELLING AND MARKETING

     The Company's selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Personnel costs were the largest single contributor to the expense growth in fiscal 1998 and fiscal 1999. Selling and marketing year-end headcount increased by 52% from fiscal 1997 to fiscal 1998, and by 31% from fiscal 1998 to fiscal 1999. The headcount increase during fiscal 1999 was primarily attributable to significant increases in the Company's services business, open systems sales representatives and technical sales support consultants. Sales commissions increased in fiscal 1998 and in fiscal 1999, as a result of the 31% and 38% increases, respectively, in license revenues. Ongoing commission plan adjustments maintained sales commission expense consistent with license revenue growth in both fiscal years. Marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems products and of supporting a growing indirect distribution channel. In addition, the Company has continued to invest in increasing its market presence and customer awareness. Other contributors to the increase were significantly higher levels of travel and trade show activity, consulting expenses and the opening of additional field sales offices.

RESEARCH AND DEVELOPMENT

     Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain the Company's data processing and development centers. Increases in the Company's research and development expenses for fiscal 1998 and 1999 were the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits. Additionally, outside consulting, recruiting, and facilities costs increased. The Company increased its headcount in the research and development organization by 58% from fiscal 1997 to fiscal 1998 and by 24% from fiscal 1998 to fiscal 1999. The substantial increase in headcount in fiscal 1998 resulted primarily from the addition of research and development personnel as a result of the merger with BGS in March 1998. Research and development costs were reduced in all three fiscal years by amounts capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. The Company capitalizes its software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During fiscal 1997, 1998 and 1999, the Company capitalized approximately $25.8 million, $45.6 million and $68.8 million, respectively, of software development costs. The growth in capitalized costs is primarily due to increases in distributed systems product development and platform compatibility efforts.

COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

     Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of the Company's products and royalty fees. The increase in cost of maintenance services and product licenses during fiscal 1998 is mainly due to an increase in maintenance, enhancement and support activities. The Company acquired DataTools in May 1997 and thereby reduced its royalty expense significantly from fiscal 1997 to fiscal 1998. Maintenance costs are increasing as a percentage of maintenance fees as the Company's revenue mix shifts to distributed systems. The Company amortized $11.9 million, $23.7 million and $32.8 million in fiscal 1997, 1998 and 1999, respectively, of capitalized software development costs pursuant to SFAS No. 86. In these periods, the Company expensed $3.7 million, $12.0 million and $15.9 million, respectively, of capitalized software development costs to accelerate the amortization of certain software products. These software products were not expected to generate sufficient future revenues which would be required for the Company to realize the carrying value of the assets. The Company expects its cost of maintenance services and product licenses will continue to increase as the Company capitalizes a higher level of software development costs and as the Company builds its distributed systems product support organization. Maintenance and support of distributed systems products is much less cost effective because of the complexity and variability of the environments in which the products operate. The distributed systems products operate in a high number of operating environments, including operating systems, DBMSs and ERP applications, and require greater ongoing platform support development activity relative to the Company's OS/390 mainframe products.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, customer order processing, product distribution, facilities management and human resources. Other expenses included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance and costs of managing the Company's foreign currency exposure. Growth in general and administrative expenses from fiscal 1997 to fiscal 1998 was primarily attributable to increased personnel and related infrastructure to support the Company's growth. Fiscal year end headcount within the general and administrative organizations grew by 34% from fiscal 1997 to fiscal 1998 and 11% from fiscal 1998 to fiscal 1999.

ACQUIRED RESEARCH AND DEVELOPMENT

     Over the past three years, the Company has devoted significant resources to developing its distributed systems software solutions. Distributed systems are highly fragmented and characterized by multiple hardware, software and network components. The applications and underlying infrastructure components are provided by many different vendors.

     In executing its product strategies, the Company employs both internal research and development and the acquisition of emerging technologies and, in the case of Boole and BGS, established software companies. The Company believes that time-to-market is critical to its success in the rapidly evolving distributed systems software market, where it must compete with well-established companies such as IBM, and where its products must integrate with the predominate DBMS's, operating systems, network protocols and applications within the enterprise computing environment. Accordingly, the Company must continuously evaluate whether it is more efficient and effective to develop a given solution internally or acquire a technology that must be completed and then integrated into its existing product architecture. The developers of the acquired technologies are typically small, early stage software companies with minimal to no revenues, quality and documentation standards and name recognition in the marketplace. This strategy involves a high degree of risk and is costly in that a premium is typically paid for software code that is incomplete and only partially contributes to the Company's overall development plans. Over the last several years, some of the acquired technologies were successfully completed and integrated, while others were not.

     The two primary areas wherein the Company has focused its distributed systems technology acquisition strategy are as follows: a) Application Recovery and b) Distributed Systems Performance and Availability. An overview of the primary, research and development efforts associated with acquired technologies that were incomplete, completed or abandoned in fiscal 1999 follows.

a) APPLICATION RECOVERY

     During the past year the Company focused on developing technology that would enable customers to back-up and recover all of their databases and file systems throughout the enterprise from a single point of control in a user friendly mode. The Company was also focused on building back-up and recovery ("BU&R") scheduling and archiving functionality, and, more recently, on designing ERP application back-up and recovery technology. Pursuant to this strategy, the Company acquired DataTools in May 1997, for an aggregate purchase price of $73 million. DataTools owns certain DBMS-specific back-up products that were sold as stand-alone products. Its flagship product is called SQL Backtrack ("SQL-BT"). DataTools was in the process of developing numerous products and enhanced versions of products, including next generation versions of SQL-BT for the Informix platform ("SQI") and the Oracle platform ("SBO"), as well as first generation products for the Microsoft SQL ("SBM") and Sybase IDR ("SBS/I") platforms.

     The Company allocated approximately $18.6 million of the purchase price to developed technology, workforce and goodwill. The Company allocated approximately $54.4 million to in process research and development ("IPR&D"). The most significant four specific development projects, which comprised $40.6 million (74%) of the IPR&D, pertained to the above mentioned projects. The primary remaining efforts associated with the IPR&D included code completion in several key areas, such as logical extraction and piecemeal back-up and recovery, large database support and performance-related functionality. As of the acquisition date, the expected costs to complete the IPR&D were, on a calendar year basis, approximately $2.9 million in 1997, $4.7 million in 1998, $2.1 million in 1999, and $0.7 million in 2000. The Company has made significant progress with the IPR&D and continues to advance its efforts to attain technological feasibility throughout all of the underlying IPR&D projects. With respect to the estimated completion costs, the Company is below the above mentioned, forecasted amounts as a result of decisions to terminate certain of the IPR&D projects (such as the SBS/I project noted below) and more efficient development efforts than anticipated. The following summarizes the four primary projects pertaining to the DataTools IPR&D.

     - The Company completed and released the SBM product in April 1998.

     - The SBO product was released in June 1998 for both the NT and Unix environments. The IPR&D was successfully completed resulting in new functionality in several areas, including back-up and recovery scheduling, remote BU&R, archive log management and a graphical user interface.

     - BMC abandoned the SBS/I project based on concerns over market demand and the allocation of Sybase resources to the core Sybase product.

     - The Company released version 2.0 of the SBI product in April 1998. The completion of the in-process technology resulted in added functionality, including selective recovery of tables, as opposed to full back-ups, which increases flexibility and efficiency. This version also allows for incremental restart if a recovery is interrupted, eliminating the need to run the entire recovery again.

     In July 1997, the Company acquired certain software code from Software Partners/32, Inc. ("Software Partners") for a total purchase price of $6.9 million. The Company allocated $1.7 million of the purchase price to completed technology and $5.2 million to IPR&D. The allocation of purchase price to completed technology reflects the estimated discounted future cash flows associated with the customers using the existing technology. This code permits file system back-up and recovery, but was not competitive with the leading products in this market. The Company initially planned on completing this code and integrating it into its Patrol recovery manager product. These efforts were unsuccessful, and the Company is now attempting to complete the code and integrate it into a planned distributed systems application recovery management product scheduled to be released in the latter part of fiscal 2000. The expected costs to complete the R&D (and to integrate the R&D into the application recovery product) are approximately $0.2 million in fiscal 2000.

     The Company believes that while the various products released in the back-up and recovery space are beneficial to its customers and generate incremental revenue for the Company, the value of these acquisitions to the Company will only be realized upon the successful completion of an enterprise-wide, integrated back-up and recovery management product. This product should provide back-up and recovery functions on all major applications, databases and file systems. Patrol Recovery Manager, which manages SBO and SBS, was released in December 1998. In fiscal 2001, the Company plans on releasing its first comprehensive, distributed systems "application recovery" product, which is intended to incorporate essentially all of the Company's distributed systems back-up and recovery technology. To date, the Company has not generated a material amount of net cash flow from these back-up and recovery technologies. The Company anticipates that it will continue to invest significantly in this area over the next few years. If these efforts prove unsuccessful, there would be a detrimental impact on the Company's financial results.

b) DISTRIBUTED SYSTEMS PERFORMANCE AND AVAILABILITY

     In an effort to strengthen PATROL's monitoring and management capabilities in the middleware arena, the Company acquired certain in-process technology in May 1996 from Network Catalyst Software LLC ("Network Catalyst") with the intention of improving PATROL's ability to measure and report on the performance of its customers' applications. The acquired code was incomplete as it had no display capability, was not scalable, supported only a few platforms and did not work with certain communication protocols. The Company completed the code, and, released its new version of PATROL's knowledge module for networked applications in September 1998.

     During fiscal 1999, the Company completed two asset acquisition transactions. The Company was in the process of designing a middleware management product to assist customers with optimizing middleware performance and with handling enterprise environmental changes in the latter part of fiscal 1998. In this regard, in April 1998, the Company acquired a license from Nastel Technologies, Inc. ("Nastel") for certain infrastructure source code for use in its MQ management product that was under development, but had not yet reached technological feasibility. Accordingly, the Company allocated the entire $6.0 million purchase price to IPR&D. BMC completed the acquired IPR&D by creating an effective installation routine, developing an automated MQ configuration routine, fortifying the underlying Nastel database and modifying the code to work in environments with complementary management products. Upon completion of the

IPR&D, the Company completed the initial related product after developing efficient data collection, user interface and business logic code.

     In June 1998, the Company entered into a strategic agreement with Envive Corporation ("Envive") primarily to strengthen BMC's ERP business management solutions to provide better diagnostic and correlation ability, service level management and end-to-end monitoring capability. The Company also secured the rights to distribute certain products in the SAP management market. The Company's committed costs associated with the transaction approximated $17.7 million. The Company allocated $6.4 million of the transaction costs to software assets, prepaid royalties and interest. The remaining $11.3 million was allocated to acquired IPR&D that had not reached technological feasibility as of the date of the transaction. The Company believes the acquired IPR&D was approximately 45% complete towards development of end-to-end and service level management functionality across the major ERP platforms, but there is no assurance that it will be successful in developing such marketable technology. The Company incurred a moderate level of development costs during fiscal 1999 towards completing the IPR&D. The Company is in the process of evaluating the alternative levels of commitment and effort required to develop the above-mentioned functionality in the non-SAP environments. The range of future expenditures associated with these alternatives is $0.5 million to $3.5 million.

     The values assigned to acquired IPR&D in the above mentioned transactions were generally determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projections used to value the acquired IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. Operating expenses were estimated based on historical results and anticipated profit margins. Due to purchasing power increases and general economies of scale, estimated operating expenses as a percentage of revenues were, in some cases, estimated to decrease after the acquisitions.

     The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations. Due to the nature of the forecast and risks associated with the projected growth, profitability and the developmental nature of the projects, discount rates of 16% to 20% were used to value the acquired IPR&D. These discount rates were commensurate with the respective stage of development and the uncertainties in the economic estimates described above. If the acquired IPR&D projects are not successfully completed, the Company's business, operating results and financial condition may be materially adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

MERGER RELATED COSTS

     In conjunction with the Company's merger with Boole in March 1999, the Company's management approved a formal plan of restructuring (the "Plan") which included steps to be taken to integrate the operations of the two companies, consolidate duplicate facilities and streamline operations to achieve reductions in overhead expenses in future periods. In connection with the Plan, at March 31, 1999 the Company had accrued approximately $38 million in merger related charges comprised principally of the following components: employee related expenses including severance and other benefits, costs to eliminate duplicative facilities, transaction costs and impairment of assets to be disposed of as a result of consolidations.

     This accrual represents management's best estimate of identifiable and quantifiable charges that the Company will incur as a result of the actions taken under the Plan. The accrued charges at March 31, 1999 included estimates of involuntary termination benefits for 50 domestic employees and 30 international employees, located primarily in Europe, including the executive management of Boole and various redundant administrative and support personnel. As part of the integration, the Company will incur incremental costs to exit certain office lease arrangements as well as to make payments for idle facilities. In conjunction with these office consolidations, the Company will dispose of certain identified assets, including office furniture and fixtures and computer hardware, which have been written down to market value. Additionally, the Company and Boole incurred direct transaction costs to effect the merger which include fees for investment banking, legal, accounting and other professional fees, as well as approximately $5 million for settlement of a suit brought against Boole for allegedly breaching a standstill and exclusive negotiating agreement with Platinum. The Company expects to substantially complete the Plan within fiscal 2000.

     The Company expects to incur other significant costs in future periods that were either not quantifiable or as to which the Company had not committed to a course of action as of March 31, 1999, and therefore, have not been included in the accrual. These costs could have a material adverse impact on future operating results.

     In addition to costs which are included in the restructuring accrual, the Company will incur various incremental expenses in the near-term as a direct result of integration efforts, but for which, classification as restructuring charges is not allowed under current accounting standards. These items, such as relocation and retraining of employees and development or marketing efforts for enhanced or integrated products, could be significant to future operating results.

INTEREST AND OTHER INCOME

     Interest and other income consists primarily of interest earned on cash and cash equivalents, marketable securities and to a lesser degree, financed receivables. Interest and other income increased by 47% from fiscal 1997 to 1998 and 59% from fiscal 1998 to 1999. This increase is primarily due to higher interest income earned on larger invested cash and investment balances.

INCOME TAXES

     The Company recorded income tax expense of $85 million, $105 million and $114 million in fiscal 1997, 1998 and 1999, respectively. The Company's effective tax rates were 32%, 36% and 24% for fiscal years ended 1997, 1998 and 1999, respectively. During fiscal 1999, the Company recorded a non-recurring benefit to its provision for income taxes to reflect a settlement with the Internal Revenue Service. For further discussion, see Note (6) of Notes to Consolidated Financial Statements. An analysis of the differences between the statutory and effective income tax rates is provided in Note (6) of Notes to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. Under SFAS No. 130, all items that meet the definition of comprehensive income will be reported separately for the period in which they are recognized. The only impact is that comprehensive income, which includes changes in the balances of items that are reported separately in the Stockholders' Equity section of the Consolidated Balance Sheets, has been reported at the bottom of the Consolidated Statements of Earnings and Comprehensive Income. This statement became effective for fiscal years beginning after December 15, 1997, which, in the case of the Company, was fiscal 1999.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. SFAS No. 131 became effective for the Company during its March 31, 1999 fiscal year. The Company operates in a single segment, distributing enterprise software products.

     The AICPA issued SOP 97-2, "Software Revenue Recognition," in October 1997, which replaces the previous revenue recognition rules provided by SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, which, in the case of the Company, was fiscal 1999. More recently, the AICPA issued SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," in December 1998, which provided additional guidance on SOP 97-2. SOP 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999, which, in the case of the Company, is the fiscal year beginning April 1, 1999 and ending March 31, 2000. The adoption of SOP 97-2 did not have a material impact on the Company's Consolidated Financial Statements. The

Company similarly believes that the adoption of SOP 98-9 will not materially impact the Company's revenue recognition practices.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 31, 1998, which, in the case of the Company is the fiscal year beginning April 1, 1999 and ending March 31, 2000. SOP 98-1 is not expected to have a material impact on the Company's Consolidated Financial Statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 redefines "derivative instruments" and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value, with changes in the instruments' fair value to be recognized in earnings. SFAS No. 133 also establishes new criteria for transactions to qualify for hedge accounting. The Company elected to adopt the provisions of SFAS No. 133 in the fourth quarter of fiscal 1999, resulting in a cumulative expense adjustment of $1.5 million, net of tax.

QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly financial data for the fiscal years ended March 31, 1998 and 1999. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with its Consolidated Financial Statements and Notes thereto. Results for the quarters ended June 30, September 30, and December 31, 1997 and March 31, 1998 include the historical quarterly financial results of BMC for the periods then ended, of Boole for the quarters ended December 31, 1996, March 31, June 30, and September 30, 1997, respectively, and of BGS for the quarters ended April 30, July 31, and October 31, 1997 and January 31, 1998, respectively. Results for the quarters ended June 30, September 30, and December 31, 1998 and March 31, 1999 include the historical quarterly financial results of BMC and of Boole for the periods then ended. Excluded from the Company's quarterly results are the historical quarterly financial results of Boole for the quarters ended December 31, 1997 and March 31, 1998, which included total revenues of $53 million and $54 million, respectively, and net earnings of $8 million and $9 million, respectively. The Company completed its merger with BGS in March 1998.

     The Company's quarterly results are subject to seasonality and can be volatile and difficult to predict accurately prior to a quarter's end as discussed under "Certain Risks and Uncertainties that Could Affect

Future Operating Results." Historical quarterly financial results and trends may not be indicative of future results.

                                                                         FISCAL QUARTER ENDED
                                        ---------------------------------------------------------------------------------------
                                        JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,
                                          1997       1997        1997       1998       1998       1998        1998       1999
                                        --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues........................  $219,789   $221,829    $260,783   $282,849   $279,284   $293,934    $344,127   $386,531
Selling and marketing expenses........    75,463     71,980      80,725     89,110     89,801     95,568     105,559    126,812
Research and development expense......    28,262     30,527      34,868     31,100     40,154     40,246      40,240     47,554
Cost of maintenance services and
  product licenses....................    30,970     29,396      29,963     37,372     32,434     35,495      38,339     45,717
General and administrative expenses...    17,427     18,023      20,940     21,060     20,747     20,471      27,327     26,573
Acquired research and development
  costs...............................    60,272      5,201          --         --     17,304         --          --         --
Merger related costs..................        --     11,309          --      7,737         --         --          --     38,305
                                        --------   --------    --------   --------   --------   --------    --------   --------
Operating income......................     7,395     55,393      94,287     96,470     78,844    102,154     132,662    101,570
                                        --------   --------    --------   --------   --------   --------    --------   --------
Net earnings..........................  $ (6,432)  $ 44,956    $ 74,194   $ 75,741   $ 67,217   $ 84,975    $109,997   $100,447
                                        ========   ========    ========   ========   ========   ========    ========   ========
Basic EPS.............................  $  (0.03)  $   0.20    $   0.32   $   0.33   $   0.29   $   0.36    $   0.47   $   0.43
                                        ========   ========    ========   ========   ========   ========    ========   ========
Shares used in computing basic EPS....   228,052    228,680     229,606    232,218    233,197    233,983     234,831    235,009
                                        ========   ========    ========   ========   ========   ========    ========   ========
Diluted EPS...........................  $  (0.03)  $   0.18    $   0.31   $   0.31   $   0.27   $   0.34    $    .44   $   0.40
                                        ========   ========    ========   ========   ========   ========    ========   ========
Shares used in computing diluted
  EPS.................................   243,926    244,860     241,988    246,544    248,221    248,965     248,830    248,744
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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company's cash, cash equivalents and marketable securities were $1.2 billion, which represents a 53% increase over the March 31, 1998 balance. An important contributor to the increase is the Company's software financing program, whereby interests in its trade receivables are transferred to third party financial institutions in exchange for cash. The Company's working capital as of March 31, 1999, was $223 million. The Company continues to invest cash in securities with maturities beyond one year. While yielding greater returns, this reduces reported working capital. The Company's securities are investment grade and highly liquid. Stockholders' equity as of March 31, 1999, was $1.3 billion.

     The Company continues to finance its growth through funds generated from operations. For the year ended March 31, 1999, net cash provided by operating activities was $615 million, which included an increase in deferred revenue of approximately $254 million. Net cash used in investing activities in fiscal 1999 was $479 million, primarily related to the purchase of investment securities, acquisition of computers and related equipment, construction of a new building and increases in financial receivables. Net cash provided by financing activities in fiscal 1999 was $111 million, which derived primarily from the income tax benefit associated with the exercise of employee stock options. Cash flow amounts presented above include adjustments necessary to conform the cash flows of Boole with those of BMC.

     During fiscal 1999, the Company did not repurchase any shares of its common stock. The Company's board of directors terminated the share buy-back program in March 1998 prior to consummation of the BGS merger consistent with the pooling of interests accounting provisions. Prior to cancellation of the share buy-back program, the Company was authorized to acquire 7,530,000 shares of its common stock under its stock repurchase program. The Company continues to evaluate business acquisition opportunities that complement the Company's strategic plans.

     The Company had no debt as of March 31, 1999, other than normal trade payables, accrued liabilities and deferred tax liabilities. As part of the Company's acquisition of New Dimension in the first quarter of fiscal year 2000, the Company entered into a $500 million credit facility with a consortium of U.S. banks. The facility consists of (a) a 364-day revolving credit facility for general corporate purposes with renewal options by the lenders and with a one-year option granted to the Company to convert the revolving loans into a one year term loan, and (b) a competitive bid facility that allows the Company to request bids from the lenders for loans on a negotiated basis up to the existing availability under the credit facility. Interest rates on the loans under the credit facility are based upon a margin above LIBOR within current market parameters and certain financial ratios of the Company. As of June 1, 1999, the Company had $490 million in outstanding borrowings under the credit facility at an average annual interest rate of 5.57%. The credit facility includes, among others, covenants regarding maintenance by the Company of at least $300 million in cash and marketable securities and certain financial ratios.

     The Company believes that its existing cash balances and funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING RESULTS

     This Annual Report and Management's Discussion and Analysis of Results of Operations and Financial Condition contain certain forward looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believes," "expects," "anticipates," "will," "contemplates" and "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from the results implied by these or any other forward looking statements made by, or on behalf, of the Company. There can be no assurance that future results will meet expectations. These important factors, risks and uncertainties include, but are not limited to, those described in the following paragraphs and in the discussions above, including the discussion under "Business -- Competition; System Dependence."

  Volatility of Stock Price; Risk of Litigation.

     The Company's stock price has been and is highly volatile. The Company's stock price is based almost completely on current expectations of sustained future revenue and earnings growth rates. Any failure to meet anticipated revenue and earnings levels in a period or any negative change in perceived long-term growth prospects of the Company would likely have a significant adverse effect on the Company's stock price. The Company's license revenues, total revenues, net earnings and earnings per share, excluding one-time charges, have accelerated in recent quarters. This growth should not be seen as indicative of future results.

  The Timing and Size of License Contracts Could Cause Quarterly Revenues and Earnings to Fluctuate.

     The Company's revenues and results of operations are difficult to predict and may fluctuate substantially. The timing and amount of BMC's license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. BMC generally operates with little or no sales backlog and, as a result, license revenues in any quarter are dependent upon contracts entered into or orders booked and shipped in that quarter. Most of BMC's sales are closed at the end of each quarter. There has been and continues to be a trend toward larger enterprise license transactions, which can have sales cycles of up to a year or more and require approval by a customer's upper management. These transactions are typically difficult to manage and predict. Failure to close an expected individually significant transaction or multiple expected transactions could cause BMC's revenues and earnings in a period to fall short of expectations. BMC generally does not know whether revenues and earnings will meet expected results until the final days or day of a quarter.

  Year 2000 Concerns Could Reduce Revenues and Earnings.

     In addition, each customer's evaluation of its need to achieve Year 2000 compliance may affect its purchase decision. Many analysts believe that many customers and potential customers are heavily engaged in testing and correcting system Year 2000 problems, and therefore, such customers may choose to defer system investments during calendar 1999, negatively impacting the Company's revenues. In addition, the Company's sales cycles may lengthen in 1999 and future years due to lessened urgency of customers' system investment decisions. Because Year 2000 related impacts on customer purchasing decisions are unprecedented, the Company has a limited ability to forecast accurately the impact of the Year 2000 issue on its quarter-to-quarter revenues.

  High Degree Of Operating Leverage.

     The Company's business model is characterized by a very high degree of operating leverage. A substantial portion of the Company's operating costs and expenses consist of employee and facility related costs, which are relatively fixed over the short term. In addition, the Company's expense levels and hiring plans are based substantially on the Company's projections of future revenue. If near term demand weakens in a given quarter, there would likely be a material adverse effect on operating results and a resultant drop in the Company's stock price.

  Risks Related to Contraction of Operating Margins.

     There is a risk that the Company will not be able to sustain its high operating margins, which could adversely affect its earnings. The Company's operating margins, excluding one-time charges, have varied from the low to mid 30% range in recent quarters, which is at the high-end of the range for peer companies. The Company does not compile margin analysis other than on an aggregated basis; however, the Company believes that the operating margins associated with its distributed systems products are substantially below those of its traditional mainframe products. Since the Company's mix of business continues to shift to distributed systems revenues and since research and development, sales, support and distribution costs for distributed systems software products are generally higher than for mainframe products, operating margins will experience more pressure. The Company may be unable to increase or even maintain its current level of profitability on a quarterly or annual basis in the future.

  Increased Competition and Pricing Pressures Could Adversely Effect Sales.

     The market for systems management software has been increasingly competitive for the past number of years and is currently intensifying. The Company competes with a variety of software vendors including IBM and CA. If IBM is successful with its efforts to achieve performance and functional equivalence with the Company's products at a lower cost, the Company's business will be materially adversely affected. The Company derived approximately 70% of its total revenues in fiscal 1999 from software products for IBM and IBM-compatible mainframe computers. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. IBM continues, directly and through third parties, to aggressively enhance its utilities for IMS and DB2 to provide lower cost alternatives to the products provided by the Company and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high speed utility markets over the last eighteen months. CA has recently entered the mainframe database tools and utilities market with its acquisition of Platinum and has announced its intention to compete with BMC in these markets.

     Capacity-based upgrade fees associated with both current and future processing capacity contributed approximately one-fourth to one-third of total BMC revenues in each of fiscal years 1997, 1998 and 1999. Historically, these fees were not separately captured by Boole; however, the Company does not believe that the addition of Boole would significantly change the contribution of these fees to total revenues. The charging of upgrade fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. While the Company believes its current pricing policies properly reflect the value provided by its products, the pricing of mainframe systems software and particularly the charging of capacity-based upgrade fees is under constant pressure from customers and competitive vendors. IBM continues to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe hardware and software products. IBM also generally charges significantly less for its software products. These actions continue to increase pricing pressures within the mainframe systems software markets. The Company has continued to reduce the cost of its mainframe tools and utilities in response to these and other competitive pressures.

  Decreasing Demand for Mainframe Processing Capacity Could Adversely Effect Revenues.

     Fees from enterprise license transactions remain fundamental components of the Company's revenues and the primary source of mainframe revenues. These revenues depend on the Company's customers continuing to perceive an increasing need to use the Company's existing software products on substantially greater mainframe processing capacity in future periods. The Company believes that the demand for enterprise licenses has been driven by customers' recommitment over the last 36 months to the OS/390 mainframe platform for large scale, transaction intensive information systems. Whether this trend will continue is difficult to predict. If the Company's customers' processing capacity growth were too slow and/or if such customers were to perceive less relative benefit from the Company's current mainframe products, the Company's revenues would be adversely affected.

  Failure to Adapt to Technological Change Could Adversely Affect the Company's Earnings.

     If the Company fails to keep pace with technological change in its industry, such failure would have an adverse effect on its revenues and earnings. The Company operates in a highly competitive industry characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The distributed systems and application management markets in which the Company operates are far more crowded and competitive than its traditional mainframe systems management markets. The Company's ability to compete effectively and its growth prospects depend upon many factors, including the success of its existing client/server systems products, the timely introduction and success of future software products, and the ability of its products to interoperate and perform well with existing and future leading databases and other platforms supported by its products. The Company has experienced long development cycles and product delays in the past, particularly with some of its client/server systems products, and expects to have delays in the future. Delays in new mainframe or client/server systems product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on the Company's revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products.

  Pricing Practices; Product Lines.

     The Company may choose in fiscal year 2000 or a future fiscal year to make changes to its product packaging, pricing or licensing programs. Such changes may have a material adverse impact on revenues or earnings, and such changes may cause the Company to revise its guidance on future operating results.

  Risks Related to Business Combinations.

     As part of its overall strategy, the Company has acquired or invested in, and plans to continue to acquire or invest in, complementary companies, products, and technologies and to enter into joint ventures and strategic alliances with other companies. The Company's acquisitions of DataTools in May 1997, BGS in March 1998, Boole in March 1999 and New Dimension in April 1999 are the results of this strategy. Risks commonly encountered in such transactions include: the difficulty of assimilating the operations and personnel of the combined companies; the risk that the Company may not be able to integrate the acquired technologies or products with its current products and technologies; the potential disruption of the Company's ongoing business; the inability to retain key technical and managerial personnel; the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses; and decreases in reported earnings as a result of charges for in-process research and development and amortization of acquired intangible assets.

     In order for the Company to maximize the return on its investments in BGS, Boole and New Dimension, the products of these various entities must be integrated with each other and with the Company's existing products. Integration of the BEST/1 and COMMAND/POST products with PATROL is also very important. The Company is integrating the MainView product line with its IMS, DB2 and other OS/390 products and the BEST/1 products with the COMMAND/POST and MainView products, adding to the complexity of the task of integration. Each of these integrations will be difficult and unpredictable, especially given that these software products are highly complex, have been developed independently and were designed with no regard to such integration. The difficulties are compounded when the products involved are well established, as these are, because compatibility with the existing base of installed products must be preserved. Successful integration of these product lines also requires coordination of different development and engineering teams. This too will be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. There can be no assurance that the Company will be successful in these product integration efforts or that the Company will realize the expected benefits.

     With the acquisitions of BGS, Boole and New Dimension, the Company has initiated efforts to integrate the disparate cultures, employees, systems and products. In all three acquisitions, retention of key employees is critical to ensure the continued advancement, development, support, sales and marketing efforts pertaining to the acquired products. The Company has implemented retention programs to keep many of the key technical, sales and marketing employees; nonetheless, the Company has lost some key employees.

     The Company has also elected to retain the principal locations of BGS, Boole and New Dimension and has reorganized the management structure at all of these locations. The Company has not historically managed significant, fully staffed business units at locations different from the Company's headquarters. As a result, the Company may experience difficulties.

  Risks Associated With Managing Growth.

     The Company has experienced an extended period of: (i) significant revenue growth; (ii) acquisitions; (iii) expansion of its software product lines and supported platforms; (iv) significant expansion in its number of employees; (v) increased pressure on the viability and scope of its operating and financial systems; and (vi) expansion in the geographic scope of its operations. This growth has resulted in new and increased responsibilities for management personnel and has placed a significant strain upon the Company's management, operating and financial controls and resources, including its services and development organizations. To accommodate recent growth, compete effectively and manage potential future growth, the Company must continue to implement and improve the speed and quality of its information decision support systems, management decisions, reporting systems, procedures and controls. The Company's personnel, procedures, systems and controls may not be adequate to support its future operations. The Company has recently realigned its product development and marketing operations along five product market oriented groups. It is uncertain if this reorganization will yield the desired benefits and whether this organizational structure will prove effective.

  Risks Related to Year 2000.

     The Company understands the importance of ensuring that its operations will not be adversely impacted by the Year 2000 problem. The Company's Board of Directors has been briefed about the Year 2000 problem generally and has established a Year 2000 Steering Committee composed of members from key departments within the Company to oversee the adoption and implementation of a comprehensive Year 2000 plan. The Steering Committee includes representatives from Boole and New Dimension to ensure that the Company's Year 2000 compliance efforts are equally directed to the operations recently acquired by the Company. The Company's Year 2000 plan addresses not only the Year 2000 compliance of the software products offered by the Company, but extends to the Company's internal systems, such as facilities, internal information systems, as well as the Company's relationships with financial institutions, suppliers and other third parties.

     The Company's Year 2000 plan is comprised of four phases: (i) assessment of all of the Company's systems and technology; (ii) remediation; (iii) implementation and testing of modifications to or replacements of existing systems and technology; and (iv) contingency planning.

     The Company has tested the ability of its software products to process Year 2000 data without interruption or errors and believes that its products are substantially Year 2000 compliant. The Company is in the process of verifying the Year 2000 compliance of certain of the software products offered by Boole and New Dimension. Despite these tests, there can be no assurance that undetected errors or defects will not exist that could cause these software products to fail to process Year 2000 data correctly. The Company has proactively notified its customers as to the Year 2000 compliance status of its software products and has encouraged its customers to prepare their systems in anticipation of Year 2000. Nonetheless, the Company's customers may incur migration costs relative to systems that are not Year 2000 compliant or who are using versions of the Company's products that are not Year 2000 compliant. Some of these customers may assert claims against the Company for such costs.

     The Company's software products are typically used in high volume information systems that are critical to a customer's operations. Consequently, business interruptions, the loss or corruption of data or other major problems could result in significant adverse consequences to its customers. The Company cannot predict whether or to what extent any legal claims will be brought, or whether the Company will suffer any liability as a result of any such adverse consequences to its customers.

     The Company has initiated communication with certain key business partners to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 issues. The Company has consolidated its banking relationships with top tier financial institutions around the world who have represented to the Company that their respective systems are Year 2000 compliant. The bank accounts and banking relationships maintained by Boole and New Dimension are currently being evaluated to determine their Year 2000 compliance. Additionally, the Company has identified its critical suppliers and has requested Year 2000 compliance documentation from these suppliers respecting their products, services and supply chain. The Company expects this effort to be completed by July 30, 1999.

     The Company believes that, although its risk of operational disruption from systems failures due to Year 2000 issues is minimal, the Company could suffer adverse consequences as a result of interruptions in electrical power, telecommunications or other critical third party infrastructure services. In a worst case scenario, the Company's computer systems could be rendered inoperable, and the Company could be unable to develop or support its products. The Company has reviewed the most reasonably likely worst case scenario and is currently developing contingency plans to address such a situation.

     The Company operates within a modern infrastructure. Accordingly, as of June 28, 1999, the Company has not incurred material costs in addressing Year 2000 issues, and the Company does not anticipate incurring material costs in implementing its Year 2000 plan or developing Year 2000 contingency plans. However, there can be no assurance that the actual costs of implementing the Company's Year 2000 plan will not exceed the Company's estimates or that the Company's business will not be materially adversely affected by Year 2000 issues.

  Risks Related to International Operations and the Euro Currency.

     The Company has committed, and expects to continue to commit, substantial resources and funding to build its international service and support infrastructure. Operating costs in many countries, including many of those in which the Company operates, are higher than in the United States. In order to increase international sales in fiscal year 2000 and subsequent periods, the Company must continue to globalize its software product lines; expand existing and establish additional foreign operations; hire additional personnel; identify suitable locations for sales, marketing, customer service and development; and recruit international distributors and resellers in selected territories. Future operating results are dependent on sustained performance improvement by the Company's international offices, particularly its European operations. In this regard, the economies in Europe and the Pacific Rim regions have been depressed in the past year. Revenue growth by the Company's European operations has been slower than revenue growth in North America. There can be no assurance that the Company will be successful in accelerating the revenue growth of its European operations. The Company's operations and financial results internationally could be significantly adversely affected by several risks such as changes in foreign currency exchange rates, sluggish regional economic conditions and difficulties in staffing and managing international operations. Generally, the Company's foreign sales are denominated in its foreign subsidiaries' local currencies. If these foreign currency exchange rates change unexpectedly, the Company could have significant gains or losses. Many systems and applications software vendors are experiencing difficulties internationally.

     The European Union's adoption of the Euro single currency raises a variety of issues associated with the Company's European operations. Although the transition will be phased in over several years, the Euro became Europe's single currency on January 1, 1999. The Company is assessing Euro issues related to its product pricing, contracts, treasury operations and accounting systems. Although the evaluation of these items is still in process, the Company believes that the hardware and software systems it uses internally will accommodate this transition and any required policy or operating changes will not have a material adverse effect on future results, however, failure of any critical technology components to operate properly post-Euro may adversely affect business operations or require the Company to incur unanticipated expenses to remedy any problems. Furthermore, the Company's foreign exchange exposures to legacy sovereign currencies of the participating countries in the Euro became foreign exchange exposures to the Euro upon its introduction. Although the Company is not aware of any material adverse financial risk consequences of the change from legacy sovereign currencies to the Euro, conversion may result in problems, which may have an adverse impact on the Company's business since the Company may be required to incur unanticipated expenses to remedy these problems.

  Conditions in Israel

     The Company's New Dimension operations are conducted primarily in Israel and, accordingly, the Company is directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners would materially adversely affect the Company's business, operating results and financial condition.

     Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980's, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Arab countries. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel's establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, the Company cannot predict whether or in what manner these problems will be resolved.

     In addition, certain of the Company's New Dimension employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. New Dimension has operated effectively under these requirements since its inception. However, the Company cannot predict the effect of these obligations on New Dimension's operations in the future.

     Inflation in Israel and devaluation of the new Israeli shekels could negatively impact New Dimension's operating results. Although Israel has substantially reduced the rates of inflation and devaluation in recent years, they are still relatively high and the Company's New Dimension operations could be harmed by inflation or devaluation. If inflation rates in Israel increase in the future and depress Israel's economy as a whole, the Company's operations and financial condition could suffer.

  Possible Adverse Impact Of Recent Accounting Pronouncements.

     The American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" in October 1997, March 1998, and December 1998, respectively. These standards address software revenue recognition matters, supersede an earlier SOP and are effective for transactions entered into for fiscal years beginning after December 15, 1997 and, for SOP 98-99, March 15, 1999. Based on its reading and interpretation of these SOPs, the Company believes that its current sales contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants and its Software Revenue Recognition Task Force will continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. As the Company implements its ASA product strategy, it may have to change its current sales contract terms and business arrangements to meet its customers' needs. Future interpretations of existing accounting standards or changes in the Company's business practices could result in future changes in the Company's current revenue accounting policies that could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage these risks including the use of derivative instruments.

  Foreign Currency Exchange Rates

     The Company operates globally and the functional currency for most of its non-U.S. enterprises is the local currency. For the fiscal years 1997, 1998 and 1999, approximately 43%, 40% and 39% of the Company's consolidated revenues were derived from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating the Company's foreign subsidiaries are incurred in foreign currencies. As a result, the Company's U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize the Company's risk from changes in foreign currency exchange rates, the Company utilizes certain derivative financial instruments.

     The Company utilizes primarily two types of derivative financial instruments in managing its foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to achieve hedges of firm commitments that subject the Company to transaction risk. The terms of the forward exchange contracts are generally one month or less and are entered into at the prevailing market rate. Purchased option contracts, with terms generally less than one year, are used by the Company to hedge anticipated, but not firmly committed, sales transactions. Principal currencies hedged are the German deutschemark, British pound and the French franc, in Europe; and, the Japanese yen and Australian dollar in the Pacific Rim region. The Company performs comparisons, on a monthly basis, of the purchased option contracts and the forecasted sales revenues to determine hedge correlation. While the Company actively manages its foreign currency risks on an ongoing basis, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows and financial position. Foreign currency fluctuations did not have a material impact on the Company's results of operations and financial position during fiscal years 1997, 1998 or 1999.

     Based on the Company's foreign currency exchange instruments outstanding at March 31, 1999, the Company estimates that a near-term change in foreign currency rates would not materially affect its financial position, results of operations or net cash flows for the year ended March 31, 1999. The Company used a value-at-risk (VAR) model to measure potential fair value losses due to foreign currency exchange rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred by the Company.

  Interest Rate Risk

     The Company adheres to a conservative investment policy, whereby its principle concern is the preservation of liquid funds while maximizing its yield on such assets. Cash, cash equivalents and marketable securities approximated $1.2 billion at March 31, 1999, and were invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although the Company's portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold.

     The Company estimates that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for the year ended March 31, 1999. The Company used a value-at-risk ("VAR") model to measure potential market risk on its marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred by the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the Company's directors and executive officers is included in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 1999, under the captions "ELECTION OF
DIRECTORS -- Nominees" and "OTHER INFORMATION -- Directors and Executive Officers" and is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth in the 1999 Proxy Statement under the captions "ELECTION OF DIRECTORS -- Compensation of Directors" and "EXECUTIVE COMPENSATION" and is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to ownership of Registrant's Common Stock by management and certain other beneficial owners is set forth in the 1999 Proxy Statement under the caption "OTHER INFORMATION -- Certain Stockholders" and is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is set forth in the 1999 Proxy Statement under the caption "OTHER
INFORMATION -- Related Transactions" and is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this Report.

     1. The following financial statements of the Company and the related reports of independent public accountants are filed herewith:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Public Accountants -- Arthur Andersen
  LLP.......................................................    37
Report of Independent Auditors -- Ernst & Young LLP.........    38
Report of Independent Accountants -- PricewaterhouseCoopers
  LLP.......................................................    39
Consolidated Financial Statements:
  Balance Sheets as of March 31, 1998 and 1999..............    40
  Statements of Earnings and Comprehensive Income for the
     years ended March 31, 1997, 1998 and 1999..............    41
  Statements of Stockholders' Equity for the years ended
     March 31, 1997, 1998 and 1999..........................    42
  Statements of Cash Flows for the years ended March 31,
     1997, 1998 and 1999....................................    43
  Notes to Consolidated Financial Statements................    44

     2. The following financial statement schedule of the Company and the related report of independent public accountants are filed herewith:

Report of Independent Public Accountants....................    66
Schedule II -- Valuation Account............................    67

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

        EXHIBIT
         NUMBER
        -------
          4.3            -- Amendment to the Rights Agreement; incorporated by
                            reference to Exhibit 4.3 to the 1997 10-K.
         10.1(a)         -- Form of BMC Software, Inc. 1994 Employee Incentive Plan;
                            incorporated by reference to Exhibit 10.7(a) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended March 31, 1995 (the "1995 10-K").
         10.1(b)         -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Employee Incentive Plan; incorporated
                            by reference to Exhibit 10.7(b) to the 1995 10-K.
         10.2(a)         -- Form of BMC Software, Inc. 1994 Non-employee Directors'
                            Stock Option Plan; incorporated by reference to Exhibit
                            10.8(a) to the 1995 10-K.
         10.2(b)         -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Nonemployee Directors' Stock Option
                            Plan; incorporated by reference to Exhibit 10.8(b) to the
                            1995 10-K.
         10.3            -- Description of BMC Software, Inc. Executive Officer
                            Annual Incentive Plan; incorporated by reference to
                            Exhibit 10.6 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended March 31, 1994.
         10.4            -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Employee Incentive Plan for certain
                            executive officers.
         10.5            -- Form of Restricted Stock Agreement employed under BMC
                            Software Inc. 1994 Employee Incentive Plan for certain
                            executive officers.
         10.5(a)         -- License Agreement with International Business Machines
                            Corporation; incorporated by reference to Exhibit 10.12
                            to the S-1 Registration Statement.
         10.5(b)         -- License Agreements for Use and Marketing of Program
                            Materials dated May 13, 1986, with International Business
                            Machines Corporation; incorporated by reference to
                            Exhibit 10.13 to the S-1 Registration Statement.
         10.5(c)         -- Customer Agreement with International Business Machines
                            Corporation dated April 10, 1991; incorporated by
                            reference to Exhibit 10.15 to the Company's Annual Report
                            on Form 10-K for the fiscal year ended March 31, 1992
                            (the "1992 10-K").
         10.6            -- Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by
                            reference to Exhibit 10.11 to the 1995 10-K.
         10.7            -- Credit Agreement dated April 13, 1999 among the Company and various financial institutions; incorporated by
                            reference to Exhibit 99.1 to the Company's Current Report
                            on Form 8-K dated April 28, 1999.
         10.8(a)         -- BMC Software, Inc. 1994 Deferred Compensation Plan;
                            incorporated by reference to Exhibit 4.1 to the Company's
                            Current Report on Form 8-K dated April 2, 1999.
         10.8(b)         -- First Amendment to BMC Software, Inc. 1994 Deferred
                            Compensation Plan; incorporated by reference to Exhibit
                            4.2 to the Company's Current Report on Form 8-K dated
                            April 2, 1999.
         10.8(c)         -- Form of BMC Software, Inc. 1994 Deferred Compensation
                            Plan Trust Agreement; incorporated by reference to
                            Exhibit 4.3 to the Company's Current Report on Form 8-K
                            dated April 2, 1999.
        *11              -- Calculation of Earnings per Share.
        *21.1            -- Subsidiaries of the Company.
        *23.1            -- Consent of Arthur Andersen LLP, independent public
                            accountants.

        EXHIBIT
         NUMBER
        -------
        *23.2            -- Consent of Ernst & Young LLP.
        *23.3            -- Consent of PricewaterhouseCoopers LLP.
        *27              -- Financial Data Schedule.

---------------

*  Filed herewith.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on January 8, 1999 containing a press release addressing the litigation among Platinum Technology International, Inc., Boole and the Company.

     The Company filed a Current Report on Form 8-K on March 18, 1999 containing the Share Purchase and Tender Agreement dated March 7, 1999 between the Company and New Dimension Software Ltd. (the "Tender Agreement"); the press release dated March 8, 1999 reporting on the execution of the Tender Agreement; commitment letters dated March 10, 1999 from certain proposed lenders; a Shareholder Agreement dated March 7, 1999 among the Company, Einav Computer Systems Ltd., Roni Einav and Dalia Prashker-Katzman; a Shareholder Agreement dated March 7, 1999 between the Company and Yossie Hollander; the Third Amendment to the Distribution Agreement between New Dimension Software Ltd. and Boole & Babbage Europe dated March 6, 1999; the Letter Agreement between the Company and New Dimension Software Ltd. regarding a Fourth Amendment to the Distribution Agreement; and a letter to Boole shareholders transmitting the above described Current Report on Form 8-K.

     BMC Software is a registered U.S. trademark of BMC Software, Inc. DB2 and IBM are registered trademarks of International Business Machines Corporation. All other products and tradenames mentioned herein are trademarks, registered trademarks or service marks of their respective companies.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO BMC SOFTWARE, INC.

     We have audited the accompanying consolidated balance sheets of BMC Software, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1999, and the related consolidated statements of earnings and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Boole & Babbage, Inc., a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of BMC Software, Inc. and reflect total assets of 17.4 percent in both 1998 and 1999, and total revenues of 22.8 percent in 1997, 20.0 percent in 1998 and 18.4 percent in 1999, respectively, of the related consolidated totals. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for Boole & Babbage, Inc. is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards, as well as evaluating the overall financial statement presentation. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BMC Software, Inc. and subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
April 27, 1999

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
BOOLE & BABBAGE, INC.

     We have audited the consolidated balance sheets of Boole & Babbage, Inc. as of September 30, 1998, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended (not presented separately therein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of MAXM Systems Corporation, which statements reflect total assets and a net loss constituting $14.5 million and $6.6 million, respectively, of the related 1996 consolidated financial statements totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for MAXM Systems Corporation, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boole & Babbage, Inc. at September 30, 1998, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            Ernst & Young LLP

San Jose, California
October 21, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
MAXM Systems Corporation

We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows of MAXM Systems Corporation (the Company) for the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, the Company has been acquired by Boole & Babbage, Inc.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of MAXM Systems Corporation for the year ended September 30, 1996, in conformity with generally accepted accounting principles.

PricewaterhouseCoopers LLP

Washington, D.C.
April 10, 1997

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     MARCH 31,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents.................................  $  106,016   $  347,914
  Marketable securities.....................................      79,224      106,292
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $16,066
      and $20,182...........................................     166,256      178,388
    Trade finance receivables, current......................      96,403      180,614
                                                              ----------   ----------
         Total accounts receivable..........................     262,659      359,002
  Income tax receivable.....................................      40,805           --
  Other current assets......................................      44,695       60,217
                                                              ----------   ----------
         Total current assets...............................     533,399      873,425
Property and equipment, net of accumulated depreciation and
  amortization of $111,648 and $136,796.....................     172,964      244,359
Software development costs, net of accumulated amortization
  of $52,277
  and $86,850...............................................      73,755      110,136
Purchased software and related assets, net of accumulated
  amortization of $51,411 and $61,295.......................      33,935       32,766
Marketable securities.......................................     600,564      750,427
Long-term receivables.......................................      70,507      223,977
Other long-term assets......................................      12,944       47,603
                                                              ----------   ----------
                                                              $1,498,068   $2,282,693
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable....................................  $   20,256   $   27,310
  Accrued commissions payable...............................      23,734       31,944
  Accrued liabilities and other.............................      96,806      142,120
  Accrued merger related costs..............................          --       38,305
  Current portion of deferred revenue.......................     296,253      411,172
                                                              ----------   ----------
         Total current liabilities..........................     437,049      650,851
Deferred revenue and other..................................     150,477      297,477
Deferred tax liability......................................      32,883           --
                                                              ----------   ----------
         Total liabilities..................................     620,409      948,328
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued and outstanding.................          --           --
  Common stock, $.01 par value, 300,000,000 shares
    authorized, 229,065,000 and 236,573,000 shares issued...       2,291        2,366
  Additional paid-in capital................................     212,422      185,831
  Retained earnings.........................................     762,725    1,143,131
  Accumulated other comprehensive income....................       3,824        8,762
                                                              ----------   ----------
                                                                 981,262    1,340,090
  Less treasury stock, 3,752,000 and -- shares, at cost.....      99,513           --
  Less unearned portion of restricted stock compensation....       4,090        5,725
                                                              ----------   ----------
         Total stockholders' equity.........................     877,659    1,334,365
                                                              ----------   ----------
                                                              $1,498,068   $2,282,693
                                                              ==========   ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                                                                      YEARS ENDED MARCH 31,
                                                              --------------------------------------
                                                                 1997         1998          1999
                                                              ----------   ----------   ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Licenses..................................................   $504,234     $658,247     $  906,858
  Maintenance...............................................    287,705      327,003        397,018
                                                               --------     --------     ----------
          Total revenues....................................    791,939      985,250      1,303,876
Selling and marketing expenses..............................    261,287      317,278        417,740
Research and development expenses...........................    102,536      124,757        168,194
Cost of maintenance services and product licenses...........    105,744      127,701        151,985
General and administrative expenses.........................     68,279       77,450         95,118
Acquired research and development...........................     11,259       65,473         17,304
Merger related costs........................................         --       19,046         38,305
                                                               --------     --------     ----------
          Operating income..................................    242,834      253,545        415,230
Interest and other income...................................     26,772       39,451         62,686
                                                               --------     --------     ----------
          Earnings before income taxes......................    269,606      292,996        477,916
Income taxes................................................     85,164      104,537        113,745
                                                               --------     --------     ----------
          Net earnings before cumulative effect of
            accounting
            change..........................................    184,442      188,459        364,171
Cumulative effect of accounting change, net of taxes........         --           --         (1,535)
                                                               --------     --------     ----------
          Net earnings......................................   $184,442     $188,459     $  362,636
                                                               ========     ========     ==========
Basic earnings per share....................................   $   0.81     $   0.82     $     1.55
                                                               ========     ========     ==========
Shares used in computing basic earnings per share...........    226,542      229,837        234,255
                                                               ========     ========     ==========
Diluted earnings per share..................................   $   0.76     $   0.77     $     1.46
                                                               ========     ========     ==========
Shares used in computing diluted earnings per share.........    241,462      244,533        248,647
                                                               ========     ========     ==========

Comprehensive income:
  Net earnings..............................................   $184,442     $188,459     $  362,636
  Foreign currency translation adjustment, net of taxes of
     $524, $1,382 and $639..................................     (1,114)      (2,458)        (2,022)
  Unrealized gain (loss) on securities available for sale:
     Gross unrealized gain (loss), net of taxes of $(78),
       $4,731 and $8,472....................................       (285)       8,744         13,329
     Realized (gain) loss included in net earnings, net of
       taxes of $15, $14 and $255...........................        (33)         (26)          (806)
                                                               --------     --------     ----------
     Net unrealized gain (loss) on securities available for
       sale.................................................       (318)       8,718         12,523
  Unrealized gain on derivative instruments:
     Gross unrealized gain, net of taxes of $--, $-- and
       $248.................................................         --           --            785
     Realized gain included in net earnings, net of taxes of
       $--, $--and $49......................................         --           --           (154)
                                                               --------     --------     ----------
     Net unrealized gain on derivative instruments..........         --           --            631
                                                               --------     --------     ----------
          Comprehensive income..............................   $183,010     $194,719     $  373,768
                                                               ========     ========     ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                                        UNREALIZED
                                                                                        GAIN (LOSS)     UNEARNED
                                                                            FOREIGN         ON         PORTION OF    UNREALIZED
                               COMMON STOCK     ADDITIONAL                 CURRENCY     SECURITIES     RESTRICTED      GAIN ON
                             ----------------    PAID-IN      RETAINED    TRANSLATION    AVAILABLE       STOCK       DERIVATIVE
                             SHARES    AMOUNT    CAPITAL      EARNINGS    ADJUSTMENT     FOR SALE     COMPENSATION   INSTRUMENTS
                             -------   ------   ----------   ----------   -----------   -----------   ------------   -----------
Balance March 31, 1996.....  217,427   $2,276    $149,736    $  411,156    $    432       $   214       $(2,164)        $ --
Net earnings...............       --      --           --       184,442          --            --            --           --
Foreign currency
 translation adjustment....       --      --           --            --      (1,638)           --            --           --
Treasury stock purchased...   (1,506)     --       (1,919)           --          --            --            --           --
Common stock and options
 issued in connection with
 acquisitions..............        9      --          341            --          --            --            --           --
Stock options exercised and
 restricted shares issued
 including tax benefit.....    3,915       7       21,632            --          --            --        (3,441)          --
Unrealized loss on
 securities available for
 sale......................       --      --           --            --          --          (594)           --           --
Dividends declared.........       --      --           --        (5,786)         --            --            --           --
Earned portion of
 restricted stock
 compensation..............       --      --           --            --          --            --         1,725           --
                             -------   ------    --------    ----------    --------       -------       -------         ----
Balance, March 31, 1997....  219,845   2,283      169,790       589,812      (1,206)         (380)       (3,880)          --
Net earnings...............       --      --           --       188,459          --            --            --           --
Foreign currency
 translation adjustment....       --      --           --            --      (3,840)           --            --           --
Treasury stock purchased...   (2,390)     --       (2,072)           --          --            --            --           --
Common stock and options
 issued in connection with
 acquisitions..............      390      --        2,483            --          --            --            --           --
Adjustment to conform
 fiscal year end of BGS....       --      --           --        (7,991)         --            --            --           --
Stock options exercised and
 restricted shares issued
 including tax benefit.....    7,468       8       42,221            --          --            --        (1,691)          --
Unrealized gain on
 securities available for
 sale......................       --      --           --            --          --         9,250            --           --
Dividends declared.........       --      --           --        (7,555)         --            --            --           --
Earned portion of
 restricted stock
 compensation..............       --      --           --            --          --            --         1,481           --
                             -------   ------    --------    ----------    --------       -------       -------         ----
Balance, March 31, 1998....  225,313   2,291      212,422       762,725      (5,046)        8,870        (4,090)          --
Net earnings...............       --      --           --       362,636          --            --            --           --
Foreign currency
 translation adjustment....       --      --           --            --      (2,661)           --            --           --
Common stock and options
 issued in connection with
 acquisitions..............    7,179      72          (36)          (36)         --            --            --           --
Adjustment to conform
 fiscal year end of
 Boole.....................      120      --       (4,268)       17,806      (3,432)        1,888            --           --
Stock options exercised and
 restricted shares issued
 including tax benefit.....    3,888       3      (22,287)           --          --            --        (3,951)          --
Unrealized gain on
 securities available for
 sale......................       --      --           --            --          --         8,313            --           --
Earned portion of
 restricted stock
 compensation..............       73      --           --            --          --            --         2,316           --
Unrealized gain on
 derivative instruments....       --      --           --            --          --            --            --          830
                             -------   ------    --------    ----------    --------       -------       -------         ----
Balance, March 31, 1999....  236,573   $2,366    $185,831    $1,143,131    $(11,139)      $19,071       $(5,725)        $830
                             =======   ======    ========    ==========    ========       =======       =======         ====


                                            TOTAL
                             TREASURY   STOCKHOLDERS'
                              STOCK        EQUITY
                             --------   -------------
Balance March 31, 1996.....  $(84,480)   $  477,170
Net earnings...............        --       184,442
Foreign currency
 translation adjustment....        --        (1,638)
Treasury stock purchased...   (31,460)      (33,379)
Common stock and options
 issued in connection with
 acquisitions..............        --           341
Stock options exercised and
 restricted shares issued
 including tax benefit.....    19,039        37,237
Unrealized loss on
 securities available for
 sale......................        --          (594)
Dividends declared.........        --        (5,786)
Earned portion of
 restricted stock
 compensation..............        --         1,725
                             --------    ----------
Balance, March 31, 1997....   (96,901)      659,518
Net earnings...............        --       188,459
Foreign currency
 translation adjustment....        --        (3,840)
Treasury stock purchased...   (70,923)      (72,995)
Common stock and options
 issued in connection with
 acquisitions..............        --         2,483
Adjustment to conform
 fiscal year end of BGS....        --        (7,991)
Stock options exercised and
 restricted shares issued
 including tax benefit.....    68,311       108,849
Unrealized gain on
 securities available for
 sale......................        --         9,250
Dividends declared.........        --        (7,555)
Earned portion of
 restricted stock
 compensation..............        --         1,481
                             --------    ----------
Balance, March 31, 1998....   (99,513)      877,659
Net earnings...............        --       362,636
Foreign currency
 translation adjustment....        --        (2,661)
Common stock and options
 issued in connection with
 acquisitions..............        --            --
Adjustment to conform
 fiscal year end of
 Boole.....................        --        11,994
Stock options exercised and
 restricted shares issued
 including tax benefit.....    99,513        73,278
Unrealized gain on
 securities available for
 sale......................        --         8,313
Earned portion of
 restricted stock
 compensation..............        --         2,316
Unrealized gain on
 derivative instruments....        --           830
                             --------    ----------
Balance, March 31, 1999....  $     --    $1,334,365
                             ========    ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $184,442   $188,459   $362,636
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Adjustment to conform fiscal year end of BGS............        --     (7,991)        --
    Adjustment to conform fiscal year end of Boole..........        --         --     12,082
    Acquired research and development and merger related
       costs................................................    11,259     73,210     55,609
    Depreciation and amortization...........................    44,469     69,249     76,811
    Loss on sale/disposal of fixed assets and capitalized
       software.............................................       267      5,133     11,340
    Gain on sale/disposal of investments....................      (291)        --     (3,136)
    Change in allowance for doubtful accounts...............     2,518      1,047      4,116
    Deferred income tax provision...........................    13,916     19,964    (41,603)
    Earned portion of restricted stock compensation.........     1,725      1,482      1,441
    Stock issued under compensatory stock plans.............       272         96         --
    Changes in operating assets and liabilities:
       Increase in accounts receivable......................   (46,834)  (115,249)  (180,248)
       Increase in current and long-term deferred revenue...   112,080    113,857    254,150
       Increase in other operating assets and liabilities...   (15,183)   (14,393)    61,849
                                                              --------   --------   --------
         Total adjustments..................................   124,198    146,405    252,411
                                                              --------   --------   --------
         Net cash provided by operating activities..........   308,640    334,864    615,047
                                                              --------   --------   --------
Cash flows from investing activities:
  Cash paid for technology acquisitions, net of cash
    acquired................................................   (14,719)   (72,657)    (6,658)
  Purchases of marketable securities........................  (275,272)  (262,812)  (313,847)
  Maturities of marketable securities.......................    70,837     89,011    162,301
  Proceeds from sales of fixed assets.......................        --      1,522        761
  Capital expenditures......................................   (36,813)   (71,954)  (115,752)
  Capitalization of software development costs..............   (26,850)   (46,885)   (69,559)
  Purchased software and related assets.....................    (9,043)    (2,449)    (6,443)
  (Increase) decrease in long-term financed receivables.....    15,598     (5,681)   (97,498)
  Adjustment to conform fiscal year end of Boole............        --         --    (32,478)
                                                              --------   --------   --------
         Net cash used in investing activities..............  (276,262)  (371,905)  (479,173)
                                                              --------   --------   --------
Cash flows from financing activities:
  Treasury stock purchased..................................   (33,379)   (72,995)   (25,067)
  Dividends paid............................................    (5,786)    (7,555)        --
  Stock options exercised...................................    17,975     39,369     33,339
  Proceeds from issuance of Boole common stock..............     4,375      5,988     28,477
  Proceeds (payments) on borrowings.........................     1,200     (4,428)    (1,268)
  Income tax benefit from stock options exercised...........    12,470     58,518     45,346
  Adjustment to conform fiscal year end of Boole............        --         --     30,174
                                                              --------   --------   --------
         Net cash provided by (used in) financing
           activities.......................................    (3,145)    18,897    111,001
  Effect of translation exchange rate changes on cash.......    (1,786)    (2,890)    (2,586)
  Adjustment to conform fiscal year end of Boole............        --         --     (2,391)
                                                              --------   --------   --------
         Net change in cash and cash equivalents............    27,447    (21,034)   241,898
Cash and cash equivalents at beginning of year..............    99,603    127,050    106,016
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $127,050   $106,016   $347,914
                                                              ========   ========   ========
Supplementary disclosures of cash flow information:
  Cash paid during the year for income taxes................  $ 73,047   $ 53,687   $ 15,465
  Noncash consideration in acquisitions.....................  $  2,505   $  8,573   $     --
  Cash paid for interest....................................  $    916   $  1,638   $  3,354

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

  (c) Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and are comprised of the consolidated financial position and results of operations of the Company as of and for the years ended March 31, 1997, 1998 and 1999. The Company's consolidated financial statements as of and for the years ended March 31, 1997 and 1998 include the consolidated financial position and results of operations of Boole & Babbage, Inc. (Boole) as of and for the years ended September 30, 1996 and 1997, respectively, and of BGS Systems, Inc.
(BGS) as of and for the years ended January 31, 1997 and 1998, respectively. The Company's consolidated financial statements as of and for the year ended March 31, 1999 include the consolidated financial position and results of operations of Boole as of and for the period then ended. As a result of certain adjustments made to conform the fiscal year ends of the Company and Boole for only the year ended March 31, 1999, in accordance with SEC regulations, the consolidated statements of earnings and comprehensive income exclude the results of operations of Boole for the six months ended March 31, 1998 which included total revenues of $106.5 million and net earnings of $17.8 million. The Company completed the merger with BGS on March 26, 1998. As a result of the Company and BGS having different fiscal year ends, the consolidated statements of earnings exclude the results of operations of BGS for the period from February 1, 1998 to March 26, 1998, which included total revenues for BGS of approximately $6.5 million and net loss of approximately $8 million. Adjustments have been included in the consolidated statements of stockholders' equity for the net earnings and other comprehensive income attributable to these periods. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified in order to ensure comparability among the years reported.

  (d) Cash Equivalents

     The Company considers investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 1998 and 1999, the Company's cash equivalents were comprised primarily of money market funds, commercial paper and repurchase agreements. The Company's cash and cash equivalents are subject to potential credit risk. The Company's cash management and investment policies restrict investments to investment quality, highly liquid securities.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

  (e) Long Lived Assets

     Property and Equipment --

     Property and equipment are stated at cost. Depreciation on all property and equipment, with the exception of buildings and leasehold improvements, is calculated using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Depreciation on buildings is calculated using the straight-line method over the useful lives of the components of the buildings (twenty years for the infrastructure and thirty years for the shell). Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets which range from two to seven years.

     A summary of property and equipment is as follows:

                                                                    MARCH 31,
                                                              ---------------------
                                                                1998        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Land........................................................  $  16,366   $  26,746
Buildings and leasehold improvements........................     83,351     138,357
Construction in progress....................................     28,260          --
Computers, furniture and equipment..........................    156,635     216,052
                                                              ---------   ---------
                                                                284,612     381,155
          Less accumulated depreciation and amortization....   (111,648)   (136,796)
                                                              ---------   ---------
Net property and equipment..................................  $ 172,964   $ 244,359
                                                              =========   =========

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

     Software Development Costs --

     Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The cost of capitalized software is amortized over the products' estimated useful lives, which is typically five years. Each quarter, the Company analyzes the realizability of its recorded software assets. This process occasionally results in accelerated amortization charges which, over the past few years, has resulted in an effective amortization period of approximately four years. Amortization of the capitalized software assets begins upon the declaration of the underlying products as generally available for sale. During the years ended March 31, 1997, 1998 and 1999, $25.8 million, $45.6 million and $68.8 million, respectively, of software development costs were capitalized. Amortization for the years ended March 31, 1997, 1998 and 1999 was $11.9 million, $23.7 million and $32.8 million, respectively. These expenses were reported within cost of maintenance services and product licenses in the accompanying consolidated statements of earnings and comprehensive income.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     Purchased Software and Related Assets --

     Purchased software and related assets are recorded at cost. Amortization is calculated on the straight-line method over the estimated useful lives of the products, which, after impairment adjustments (discussed below), range from three to five years. The portion of a purchase which pertains to in-process research and development is expensed in the period of the acquisition. Amortization of the capitalized software assets begins upon the declaration of the underlying products as generally available for sale. Amortization for the years ended March 31, 1997, 1998 and 1999 was $7.5 million, $10.2 million and $11.2 million, respectively. These expenses were reported as cost of maintenance services and product licenses in the accompanying consolidated statements of earnings and comprehensive income.

     The Company assesses asset impairment based on the guidance set forth in Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

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

     Effective January 1, 1999, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, depending on the rights or obligations under the contracts, at its fair value. SFAS No. 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, in which case the changes are initially recognized in other comprehensive income until the derivative contract is settled. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the income statement, and requires the Company to formally document, designate and assess continuously the effectiveness of transactions that receive hedge accounting.

     The Company utilizes primarily two types of derivative financial instruments in managing its foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to achieve hedges of firm commitments that subject the Company to transaction risk. Such commitments include accounts receivable, intercompany receivables/payables, cash balances, and certain liabilities of foreign operations. The terms of the forward exchange contracts are generally one month or less and are entered into at the prevailing market rate. As such, there is no fair value associated with the forward exchange contracts at March 31, 1999.

     Purchased option contracts are used by the Company to hedge anticipated, but not firmly committed, sales transactions, and generally qualify as cash flow hedges under SFAS No. 133. The Company believes that the anticipated sales transactions are probable and highly correlated with the derivative instruments. Probability weightings are applied to the forecasted quarterly sales amounts up to one year into the future and option contracts are purchased to hedge the foreign currency exchange risk on these weighted amounts with specified revenues being designated as the hedged item. The Company performs comparisons, on a monthly

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
basis, of the purchased option contracts and the forecasted sales revenues to determine hedge correlation. The Company excludes the change in the time value of the option contracts from its assessment of hedge effectiveness. In the event a hedge ceases to be highly effective or if the derivative is sold or the Company discontinues hedging operations, any unrecognized premium costs or deferred gains will be recognized in earnings in that period. During fiscal 1999, the Company did not recognize any amounts in earnings due to hedge ineffectiveness, as defined in SFAS No. 133, nor did the Company discontinue its hedging activities. The terms of the Company's purchased option contracts are typically one year or less. The fair value, estimated using the Black-Scholes option pricing model, of the purchased option contracts at March 31, 1999 was $1.9 million, and is included in other current assets in the consolidated balance sheets. Changes in the intrinsic value of option contracts are reported as a component of other comprehensive income.

     The balances in other current assets and other comprehensive income related to derivative instruments as of March 31, 1999 are expected to be recognized in earnings over the next twelve months. During the years ended March 31, 1997, 1998 and 1999, general and administrative expenses included $2.3 million, $1.9 million and $1.5 million, respectively, related to premium amortization and ineffectiveness of derivative financial instruments. The net cash flows from the Company's foreign exchange financial instruments are netted with the currency gain or loss of the hedged item in the Company's consolidated statements of cash flows.

     Upon adoption of SFAS No. 133, the Company recognized a cumulative adjustment of $2.4 million ($1.5 million, net of taxes) related primarily to the unrecognized premium costs on the purchased option contracts. Under the previous accounting method, the Company deferred recognition of these premiums until the settlement date of the option contracts.

     The table below summarizes the contractual amounts of the Company's derivative financial instruments in U.S. dollars. The Company's foreign exchange financial instruments are primarily denominated in the major European currencies, particularly the German deutschemark and the British pound, as well as Pacific Rim currencies, particularly the Japanese yen and Australian dollar. The "Buy" amounts in the table below represent the U.S. dollar equivalent of commitments to purchase foreign currencies and the "Sell" amounts represent the U.S. dollar equivalent of the Company's right (with respect to purchased option contracts) and its commitment (with respect to foreign currency forwards) to sell foreign currencies.

                                                                       MARCH 31,
                                                          -----------------------------------
                                                               1998               1999
                                                          ---------------   -----------------
                                                          BUY      SELL      BUY       SELL
                                                          ----   --------   ------   --------
                                                                    (IN THOUSANDS)
Options.................................................  $ --   $162,347   $   --   $107,327
Forwards (Europe).......................................    --     98,637      856    149,146
Forwards (Other)........................................   681      7,838    1,652     14,510
                                                          ----   --------   ------   --------
                                                          $681   $268,822   $2,508   $270,983
                                                          ====   ========   ======   ========

     The Company's exposure to credit-related losses from its derivative financial instruments is minimal. Exposure from the Company's forward exchange contracts could occur if the Company's foreign customers default on their trade payable obligations with the Company. The Company has not experienced and does not expect to experience any significant defaults by its foreign customers. Also, exposure from the Company's purchased option contracts is limited to the premium costs associated with buying the instruments. The Company is not obligated to exercise its purchased option contracts. The Company is also exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, the Company diversifies this risk across several counterparties.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

  (g) Deferred Revenue

     Deferred revenue is comprised primarily of deferred license revenue, maintenance revenue and other services. Deferred license and maintenance revenue which has not been collected or which is not supported by a formal, financing arrangement is eliminated in consolidation. The principal components of deferred revenue are as follows:

                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Current:
  Maintenance...............................................  $214,139   $263,442
  Licenses..................................................    73,838    128,223
  Other.....................................................     8,276     19,507
                                                              --------   --------
          Total current deferred revenue....................   296,253    411,172
Long-Term:
  Maintenance...............................................   143,268    288,288
  Other.....................................................     7,209      9,189
                                                              --------   --------
          Total long-term deferred revenue..................   150,477    297,477
                                                              --------   --------
          Total deferred revenue............................  $446,730   $708,649
                                                              ========   ========

  (h) Revenue Recognition

     The Company licenses its software products under perpetual, annual and monthly licenses. Perpetual licenses include maintenance and enhancements for periods ranging from ninety days to one year. For those perpetual licenses which provide maintenance and enhancements, the portion of the license fee associated with maintenance and enhancements is unbundled and recognized ratably as maintenance revenue. Maintenance contracts are available annually thereafter and are generally based on the value (as defined) of the licensed software products. The Company also generates upgrade revenues as a result of a customer's migration, or a customer's anticipated migration to more powerful central processing units.

     Revenue from the licensing of software, including upgrade revenue, is recognized when both the Company and the customer are legally obligated under the terms of the respective agreement and the underlying software products (if any in the case of upgrade transactions) have been delivered. Maintenance revenue is recognized ratably over the term of the underlying maintenance agreement. Revenues from license and maintenance transactions which are financed are generally recognized in the same manner as those requiring current payment. The Company has an established business practice of offering installment contracts to customers and has a history of successfully enforcing original payment terms without making concessions. Further, the payment obligations are unrelated to product implementation or any other post-transaction activity. In all cases, revenue is recognized only if no significant Company obligations remain and collection of the resulting receivable is deemed probable. In connection with long-term leases or term licenses of software, the net present value of the legally committed lease payments related to the product license is generally recognized as revenue upon the commencement of the lease. Related interest income and maintenance revenue are recognized ratably over the lease term. Revenue from sales through marketing agents in certain overseas markets is recorded at the gross sales price to the customer, and the commissions withheld by these agents are included in sales and marketing expense.

     The AICPA issued SOP 97-2, "Software Revenue Recognition" in October 1997, which replaces the previous revenue recognition standards. SOP 97-2 became effective for transactions entered into in fiscal years beginning after December 15, 1997, which, in the case of the Company, was the beginning of the 1999 fiscal year. More recently, the AICPA issued SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition,

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

With Respect to Certain Transactions," in December, 1998 which provided additional guidance on SOP 97-2. SOP 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999, which, in the case of the Company, is April 1, 1999. The adoption of SOP 97-2 did not have a material impact on the Company's Consolidated Financial Statements. The Company similarly believes that the adoption of SOP 98-9 will not materially impact the Company's revenue recognition practices.

  (i) Earnings Per Share

     SFAS No. 128, "Earnings Per Share" requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered common stock equivalents using the treasury stock method. Options to purchase 312,000 shares have been excluded from the calculation of diluted EPS as they are anti-dilutive. The following table summarizes the basic EPS and diluted EPS computations for the years ended March 31, 1997, 1998 and 1999 (in thousands, except per share amounts):

                                                           YEARS ENDED MARCH 31,
                                                       ------------------------------
                                                         1997       1998       1999
                                                       --------   --------   --------
Basic earnings per share:
  Net earnings.......................................  $184,442   $188,459   $362,636
                                                       --------   --------   --------
  Weighted average number of common shares...........   226,542    229,837    234,255
                                                       --------   --------   --------
  Basic earnings per share...........................  $   0.81   $   0.82   $   1.55
                                                       ========   ========   ========
Diluted earnings per share:
  Net earnings.......................................  $184,442   $188,459   $362,636
                                                       --------   --------   --------
  Weighted average number of common shares...........   226,542    229,837    234,255
  Incremental shares from assumed conversions of
     stock options and other.........................    14,920     14,696     14,392
                                                       --------   --------   --------
  Adjusted weighted average number of common
     shares..........................................   241,462    244,533    248,647
                                                       --------   --------   --------
  Diluted earnings per share.........................  $   0.76   $   0.77   $   1.46
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

  (k) Treasury Stock

     Under a stock repurchase program, the Company repurchased 1.5 million and
2.4 million shares of its common stock on the open market for aggregate purchase prices of $31.5 million and $70.9 million, in the fiscal years ended March 31, 1997 and 1998, respectively. The Company's board of directors terminated the share buy-back program, prior to consummation of BGS merger in March 1998, consistent with the pooling of interests accounting provisions. Consequently, no shares were repurchased in fiscal 1999.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

  (l) Comprehensive Income

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" effective April 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. A reconciliation of reported net earnings to comprehensive income is included in the consolidated statement of earnings and comprehensive income.

(2) TECHNOLOGY ACQUISITIONS

     During fiscal 1997, the Company completed acquisitions of stock and assets (including in process research and development) of several technology companies. These acquisitions were funded through the issuance of the Company's common stock and cash. All of the acquisitions completed during fiscal 1997 were accounted for using the purchase method. The aggregate purchase price for the acquired companies was $13.0 million during fiscal 1997. In connection with these acquisitions, during fiscal 1997, the Company recorded a $7.3 million charge for acquired research and development, net of $3.9 million in income tax benefits.

     During fiscal 1998, the Company completed its acquisition of DataTools, Inc. (DataTools). The Company's acquisition of DataTools was the result of a purchase option exercised by the Company. The Company funded the $73.0 million aggregate purchase price with cash, and to a lesser extent, debt forgiveness and options to purchase the Company's common stock. This acquisition was accounted for as a purchase.

     The following unaudited pro forma results of operations for the years ended March 31, 1997 and 1998 are as if the acquisition of DataTools had occurred at the beginning of each period presented. The pro forma information includes DataTools' financial results as of December 31, 1996 and May 26, 1997, combined with the accounts of the Company as of March 31, 1997 and 1998, respectively. The pro forma information does not include the financial results of Boole for any period presented.

                                                                      MARCH 31,
                                                              --------------------------
                                                                 1997           1998
                                                              ----------    ------------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
Total assets................................................   $845,234      $1,200,047
Total revenues..............................................   $613,304      $  788,153
Net earnings................................................   $170,439      $  230,315
Diluted earnings per share..................................   $   0.77      $     1.03

     DataTools owns certain relational database management systems (RDBMS) specific back-up products that were sold as stand-alone products. Its flagship product is called SQL Backtrack (SQL-BT). DataTools was in the process of developing numerous products and enhanced versions of products, including next generation versions of SQL-BT for the Informix platform (SQI) and the Oracle platform (SBO), as well as first generation products for the Microsoft SQL (SBM) and Sybase IDR (SBS/I) platforms. The Company allocated approximately $18.6 million of the purchase price to developed technology, workforce and goodwill. The Company allocated approximately $54.4 million to acquired in-process research and development (IPR&D). The four most significant specific development projects, which comprised $40.6 million (74%) of the acquired IPR&D, pertained to the above mentioned projects. The primary remaining efforts associated with the IPR&D included code completion in several key areas, such as logical extraction and piecemeal back-up and recovery (BU&R), large database support and performance-related functionality. As of the acquisition date, the expected costs to complete the IPR&D were, on a calendar year basis, approximately $2.9 million in 1997, $4.7 million in 1998, $2.1 million in 1999, and $0.7 million in 2000. The Company has made significant progress towards the completion of most of the underlying IPR&D projects. With respect to

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
the estimated completion costs, the Company is below these forecasted amounts as a result of decisions to terminate certain of the IPR&D projects (such as the SBS/I project noted below) and more efficient development efforts than anticipated. The following summarizes the four primary projects pertaining to the DataTools IPR&D.

     The Company spent approximately $0.7 million through March 31, 1998 on the SBM product in addition to the approximate $0.8 million spent by DataTools prior to the acquisition. The Company released this product in April 1998.

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

     BMC abandoned the SBS/I project, on which DataTools had spent approximately $1 million in research and development. BMC made this decision based on concerns over market demand and the allocation of Sybase resources to the core Sybase product. The Company spent less than $0.5 million on this technology prior to deciding to terminate this development project.

     The Company spent approximately $1 million on SBI through March 31, 1998, in addition to the approximate $0.5 million spent by DataTools prior to the transaction. As a result, Version 2.0 of this product was released in April 1998.

     In addition to the DataTools acquisition, the Company completed other acquisitions of assets accounted for as purchases in fiscal 1998. The aggregate purchase price for these transactions was $14.6 million. The Company recorded a $9.1 million charge, net of a $2.0 million income tax benefit for acquired research and development relative to these additional transactions during fiscal 1998.

     In June 1997, the Company acquired technology from Sento Technical Innovations, Inc. The Company has since abandoned the technology and expensed the entire purchase price.

     In July 1997, the Company acquired certain software code from Software Partners/32, Inc. (Software Partners) for a total purchase price of $6.9 million. The Company allocated $1.7 million of the purchase price to completed technology and $5.2 million to acquired IPR&D. This code permits file system back-up and recovery, but was not competitive with the leading products in this market. While the acquired code contained certain key functionality, it was incomplete in various aspects. As a result, the Company attempted to complete this code by, among other things, developing support for dual network hosts, enhancing the interface with the SQL-BT object back-up stream interface (OBSI), developing support for SBI and SBM and developing support for code and integrating it into its Patrol recovery manager product. These efforts were unsuccessful, and the Company is now attempting to complete the code and integrate it into a planned distributed systems application recovery management product scheduled to be released in the latter part of fiscal 2000. The expected costs to complete the IPR&D (and to integrate the technology into the application recovery product) are approximately $0.7 million in fiscal 1999 and $0.2 million in fiscal 2000. The allocation of purchase price to completed technology reflects the estimated discounted future cash flows associated with the customers using the existing technology.

     During March 1998, the Company completed the acquisition of BGS. This acquisition was accounted for as a pooling of interests in accordance with Accounting Principles Board (APB) Opinion No. 16. The Company recorded a $7.7 million charge for merger costs. The Company exchanged a total of 7.2 million shares of its common stock for all of the outstanding shares of BGS. The Company also converted BGS employee owned options into options to purchase 746,000 shares of the Company's stock. The results of operations for BGS are included for all periods presented herein.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     BGS had previously reported on a January 31 year end. As such, the accounts of BGS for its 1997 and 1998 fiscal years have been consolidated with the accounts of the Company as of March 31, 1997 and 1998, respectively. Total revenues and net loss were approximately $6.5 million and $8 million (inclusive of approximately $5.2 million of merger related costs), respectively, during the two-month period ended March 26, 1998. The revenues and operating results for this period are not indicative of a full quarter's results since a substantial amount of license revenues are generated in the last few days of a typical quarter. An adjustment is included in the consolidated statement of stockholders' equity for the net earnings attributed to this two-month period.

     During fiscal 1999, the Company completed two asset acquisition transactions. The Company was in the process of designing a middleware management product to assist customers with optimizing middleware performance and with handling enterprise environmental changes in the latter part of fiscal 1998. In this regard, in April 1998, the Company acquired a license from Nastel Technologies, Inc. (Nastel) for certain infrastructure source code for use in its MQ management product that was under development, but had not yet reached technological feasibility. Accordingly, the Company allocated the entire $6.0 million purchase price to IPR&D. BMC completed the acquired IPR&D by creating an effective installation routine, developing an automated MQ configuration routine, fortifying the underlying Nastel database and modifying the code to work in environments with complementary management products. Upon completion of the IPR&D, the Company completed the initial related product after developing efficient data collection, user interface and business logic code. During fiscal 1999, the Company incurred an additional $3.5 million in development costs to complete the product.

     In June 1998, the Company entered into a technology agreement with Envive Corporation (Envive) primarily to strengthen BMC's ERP business management solutions to provide better diagnostic and correlation ability, service level management and end-to-end monitoring capability. The Company also secured the rights to distribute certain products in the SAP management market. The Company's committed costs associated with the transaction approximated $17.7 million. The Company allocated $6.4 million of the transaction costs to software assets, prepaid royalties and interest. The remaining $11.3 million was allocated to acquired IPR&D which had not reached technological feasibility as of the date of the transaction. The Company believes the acquired IPR&D was approximately 45% complete towards development of end-to-end and service level management functionality across the major ERP platforms, but there is no assurance that it will be successful in developing such marketable technology. The Company incurred a nominal level of development costs during fiscal 1999 towards completing the IPR&D. The Company is in the process of evaluating the alternative levels of commitment and effort required to develop the above-mentioned functionality in the non-SAP environments. The range of future expenditures associated with these alternatives is $0.5 million to $3.5 million.

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

     The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations. Due to the nature of the forecast and risks associated with the projected growth, profitability and the developmental nature of the projects, discount rates of 16% to 20% were generally appropriate for the acquired IPR&D. These discount rates were commensurate with the respective stage of development and the

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
uncertainties in the economic estimates described above. If the acquired IPR&D projects are not successfully completed, the Company's business, operating results, and financial condition may be materially adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

     In March, 1999, the Company completed its merger with Boole which was accounted for as a pooling of interests in accordance with APB Opinion No. 16. The Company recorded a $38.3 million charge for merger and restructuring costs related to the Boole transaction. For further discussion of the components of the merger and restructuring charge, see Note (11) Merger Related Costs.

     In April 1999, the Company acquired all of the outstanding shares of common stock of New Dimension Software, Inc. (New Dimension). See Note (12) Subsequent Event for further discussion.

(3) FINANCIAL INSTRUMENTS

     Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. The Company has the ability and intent to hold most of its investment securities to maturity and thus has classified these securities as "held to maturity" pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities have been recorded at amortized cost in the Company's Consolidated Balance Sheets. Securities classified as "available for sale" are recorded at fair value. The resulting net unrealized gains or losses are recorded as an increase or decrease to stockholders' equity. The Company holds no securities classified as "trading securities." Gains and losses, realized and unrealized, are calculated using the specific identification method. The tables below summarize the Company's total investment securities portfolio as of March 31, 1998 and 1999.

                          HELD TO MATURITY SECURITIES

                                                                    GROSS        GROSS
                                                        FAIR      UNREALIZED   UNREALIZED   AMORTIZED
                                                       VALUE        GAINS        LOSSES       COSTS
                                                     ----------   ----------   ----------   ---------
                                                                      (IN THOUSANDS)
1998
Maturities within 1 year
  Municipal securities.............................   $ 31,779      $  214      $    --     $ 31,565
  Corporate bonds..................................      9,924          45           (5)       9,884
  Euro bonds and other.............................      4,126          40           --        4,086
                                                      --------      ------      -------     --------
          Total maturities within 1 year...........   $ 45,829      $  299      $    (5)    $ 45,535
                                                      ========      ======      =======     ========
Maturities from 1-5 years
  Municipal securities.............................   $307,651      $3,584      $  (501)    $304,568
  Corporate bonds..................................     38,949         568          (38)      38,419
  Mortgage securities..............................     11,544          30          (67)      11,580
  Euro bonds and other.............................     35,594         104         (178)      35,668
                                                      --------      ------      -------     --------
          Total maturities from 1-5 years..........   $393,738      $4,286      $  (784)    $390,235
                                                      ========      ======      =======     ========
Maturities from 6-10 years
  Corporate bonds..................................   $  6,296      $   --      $   (83)    $  6,379
  Euro bonds.......................................     11,158          --          (57)      11,216
  Mortgage securities..............................      1,645          --          (16)       1,661
  Municipal bonds..................................     33,165          98          (91)      33,158
                                                      --------      ------      -------     --------
          Total maturities from 6-10 years.........   $ 52,264      $   98      $  (247)    $ 52,414
                                                      ========      ======      =======     ========

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                                                                    GROSS        GROSS
                                                        FAIR      UNREALIZED   UNREALIZED   AMORTIZED
                                                       VALUE        GAINS        LOSSES       COSTS
                                                     ----------   ----------   ----------   ---------
                                                                      (IN THOUSANDS)
1999
Maturities within 1 year
  Municipal securities.............................   $ 60,839      $  462      $    --     $ 60,377
  Corporate bonds..................................      8,558          72           --        8,486
  Euro bonds and other.............................        220           1           --          219
                                                      --------      ------      -------     --------
          Total maturities within 1 year...........   $ 69,617      $  535      $    --     $ 69,082
                                                      ========      ======      =======     ========
Maturities from 1-5 years
Municipal securities...............................    383,187       6,494          (43)     376,736
Corporate bonds....................................     71,223         651         (879)      71,451
Mortgage securities................................      7,205          24          (41)       7,222
Euro bonds and other...............................     88,035         426         (274)      87,883
                                                      --------      ------      -------     --------
          Total maturities from 1-5 years..........   $549,650      $7,595      $(1,237)    $543,292
                                                      ========      ======      =======     ========
Maturities from 6-10 years
  Corporate bonds..................................         --          --           --           --
  Euro bonds and other.............................     11,152         100           --       11,052
  Mortgage securities..............................         --          --           --           --
  Municipal bonds..................................     21,571         211          (56)      21,416
                                                      --------      ------      -------     --------
          Total maturities from 6-10 years.........   $ 32,723      $  311      $   (56)    $ 32,468
                                                      ========      ======      =======     ========

                         AVAILABLE FOR SALE SECURITIES

                                                                   GROSS        GROSS
                                                     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS        LOSSES      VALUE
                                                     ---------   ----------   ----------   --------
                                                                     (IN THOUSANDS)
1998
Maturities within 1 year
  Municipal securities.............................  $ 19,796     $   455       $ (12)     $ 20,239
  Auction preferred stock..........................    13,450          --          --        13,450
                                                     --------     -------       -----      --------
          Total maturities within 1 year...........  $ 33,246     $   455       $ (12)     $ 33,689
                                                     ========     =======       =====      ========
Maturities from 1-5 years
  Municipal securities.............................  $ 54,513     $   460       $ (41)     $ 54,932
  Corporate bonds..................................    12,208         141         (16)       12,333
  Euro bonds.......................................    28,510          69        (147)       28,432
  Other............................................    11,965      11,998          --        23,963
                                                     --------     -------       -----      --------
          Total maturities from 1-5 years..........  $107,196     $12,668       $(204)     $119,660
                                                     ========     =======       =====      ========
Maturities from 6-10 years
  Municipal securities.............................  $ 34,939     $    49       $(232)     $ 34,756
  Mortgage securities and other....................     3,498          28         (27)        3,499
                                                     --------     -------       -----      --------
          Total maturities from 6-10 years.........  $ 38,437     $    77       $(259)     $ 38,255
                                                     ========     =======       =====      ========

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                                                                   GROSS        GROSS
                                                     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS        LOSSES      VALUE
                                                     ---------   ----------   ----------   --------
                                                                     (IN THOUSANDS)
1999
Maturities within 1 year
  Municipal securities.............................  $  4,540     $     8       $  --      $  4,548
  Auction preferred stock..........................    32,649          13          --        32,662
                                                     --------     -------       -----      --------
          Total maturities within 1 year...........  $ 37,189     $    21       $  --      $ 37,210
                                                     ========     =======       =====      ========
Maturities from 1-5 years
  Municipal securities.............................  $ 40,600     $   782       $  --      $ 41,382
  Corporate bonds..................................    12,070         260          --        12,330
  Euro bonds.......................................    38,572         240        (227)       38,585
  Other............................................    18,217      26,554(*)      (21)       44,750
                                                     --------     -------       -----      --------
          Total maturities from 1-5 years..........  $109,459     $27,836       $(248)     $137,047
                                                     ========     =======       =====      ========
Maturities from 6-10 years
  Municipal securities.............................  $ 37,088     $   532       $  --      $ 37,620
                                                     --------     -------       -----      --------
          Total maturities from 6-10 years.........  $ 37,088     $   532       $  --      $ 37,620
                                                     ========     =======       =====      ========

---------------

* Includes approximately $21 million of unrealized gain related to Common Shares of New Dimension held by Boole prior to the merger. This amount was eliminated in conjunction with the purchase of New Dimension in April 1999. See Note (12) Subsequent Event for further discussion.

     The Company's mortgage securities are classified according to the stated maturities of the securities.

(4) TRADE FINANCE RECEIVABLES

     Trade finance receivables arise in the ordinary course of business to accommodate customers' cash flow objectives. Most of the trade finance receivables entered into by the Company are transferred to financing institutions on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when the Company is considered to have surrendered control of such receivables under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Such receivables which have not yet been transferred are classified as trade finance receivables in the accompanying consolidated balance sheets. The Company adopted SFAS No. 125 effective April 1, 1997. During fiscal 1998 and 1999, the Company transferred financed receivables of $147 million and $265 million, respectively, which approximated fair value, to financing institutions on a non-recourse basis, with approximately $8 million and $10 million, respectively, transferred on a recourse basis. As of March 31, 1998 and 1999, trade finance receivables which have been transferred to financing institutions, which remain outstanding, totaled approximately $247 million and $448 million, respectively.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(5) COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

     The components of cost of maintenance services and product licenses for the years ended March 31, 1997, 1998 and 1999 are as follows:

                                                         1997       1998       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Cost of maintenance services.........................  $ 59,011   $ 69,000   $ 84,497
Amortization of software development costs...........    11,894     23,677     29,729
Amortization of purchased software...................     7,480     10,230     11,094
Royalties............................................    27,359     24,794     26,665
                                                       --------   --------   --------
                                                       $105,744   $127,701   $151,985
                                                       ========   ========   ========

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

     The provision for income taxes for the years ended March 31, 1997, 1998 and 1999, consisted of the following:

                                                         1997       1998       1999
                                                        -------   --------   --------
                                                               (IN THOUSANDS)
Current:
  Federal.............................................  $57,750   $ 65,195   $135,906
  State...............................................    1,283      1,717      1,746
  Foreign.............................................   12,215     17,661     17,696
                                                        -------   --------   --------
          Total current...............................   71,248     84,573    155,348
Deferred:
  Federal.............................................   14,409     20,815    (41,603)
  State...............................................     (322)    (1,107)        --
  Foreign.............................................     (171)       256         --
                                                        -------   --------   --------
          Total deferred..............................   13,916     19,964    (41,603)
                                                        -------   --------   --------
                                                        $85,164   $104,537   $113,745
                                                        =======   ========   ========

     The foreign provision for income taxes is based on foreign pre-tax earnings of $78.4 million, $101.9 million and $131.5 million for fiscal 1997, 1998 and 1999, respectively.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     The income tax provisions of $85.2 million, $104.5 million and $113.7 million for fiscal 1997, 1998 and 1999 differ from the amounts computed by applying the statutory federal income tax rate of 35% to consolidated earnings before income taxes as follows:

                                                         1997       1998       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Expense computed at statutory rate...................  $ 94,362   $102,549   $167,271
Increase (reduction) resulting from:
  Foreign tax effect, net............................   (13,021)   (19,935)   (17,752)
  Tax benefit from foreign sales corporation.........      (628)      (821)    (1,234)
  Income not subject to tax..........................    (2,672)    (5,167)    (9,920)
  Non-recurring tax benefit..........................        --         --    (20,000)
  Net change in valuation allowance..................        --         --    (12,250)
  Other..............................................     6,746     11,783     (3,959)
                                                       --------   --------   --------
          Subtotal...................................    84,787     88,409    102,156
Non-deductible charge for acquired research and
  development........................................       377     16,128     11,589
                                                       --------   --------   --------
                                                       $ 85,164   $104,537   $113,745
                                                       ========   ========   ========

     Aggregate unremitted earnings of foreign subsidiaries for which U.S. Federal income taxes have not been provided, totaled approximately $313.1 million at March 31, 1999. Deferred income taxes have not been provided on these earnings because the Company considers them to be indefinitely reinvested.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The tax effects of the temporary differences as of March 31, 1998 and 1999 are presented as follows:

                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred Tax Assets:
  Net operating loss carryforwards..........................  $ 18,235   $ 15,993
  Deferred revenue..........................................    24,573     35,121
  Acquired research and development.........................     4,942      7,953
  Deferred compensation plan................................     2,802      4,387
  Accruals not currently deductible.........................     4,589      3,335
  Other.....................................................     6,750      5,146
                                                              --------   --------
          Total gross deferred tax asset....................    61,891     71,935
                                                              --------   --------
  Valuation allowance.......................................   (14,603)      (904)
                                                              --------   --------
          Total deferred tax asset..........................    47,288     71,031
                                                              --------   --------
Deferred Tax Liabilities:
  Software capitalization, net..............................   (24,286)   (36,750)
  Book/tax difference on assets.............................    (3,405)    (1,860)
  Stock compensation plans..................................    (1,370)    (1,323)
  Foreign earnings and other................................   (36,261)    (4,262)
                                                              --------   --------
          Total deferred tax liability......................   (65,322)   (44,195)
                                                              --------   --------
  Net deferred tax asset (liability)........................  $(18,034)  $ 26,836
                                                              ========   ========
  As reported:
  Net current deferred tax asset (included in other current
     assets)................................................  $ 14,849   $ 19,363
                                                              ========   ========
  Net long-term deferred tax asset (liability)..............  $(32,883)  $  7,473
                                                              ========   ========

     Prior to the combination, Boole had recorded a valuation allowance to reflect the estimated amount of deferred tax assets that the Company believed would not be realized due to the expiration of the net operating loss carryovers. Due to the combination of BMC and Boole, the Company expects to utilize the net operating loss carryovers. Therefore, the tax benefits have been recognized and a portion of the valuation allowance has been reduced. See deferred tax asset schedule.

     At March 31, 1999, the Company had federal net operating loss carryforwards of approximately $45.7 million that will expire between 2003 and 2012. The losses were incurred by a company acquired by Boole and are subject to limitation.

     During fiscal 1999, the Company settled various transfer pricing adjustments for fiscal years 1993 through 1997 with the Internal Revenue Service
(IRS), for which estimated accruals had been previously established. The Company has recorded a non-recurring benefit to its provision for income taxes for fiscal 1999 to reflect the settlement with the IRS. Certain other adjustments have been made by the IRS to the Company's fiscal 1994 and 1995 income tax returns. The Company's management believes that adequate amounts of tax and related interest and penalties, if any, have been provided for in the Company's provision for income taxes.

(7) STOCK INCENTIVE PLANS

     The Company has adopted numerous stock plans that provide for the grant of options and restricted stock to employees and directors of the Company. Under the option plans, all options have been granted at either

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
fair market value or 115% of fair market value as of the date of grant and have a ten year term. All options under these plans vest over terms of three to five years. The restricted stock is subject to transfer restrictions that lapse over five years. Under these plans, the Company was authorized to grant a total of
15.5 million shares as of March 31, 1999.

     The following is a summary of the stock option activity for the years ended March 31, 1997, 1998 and 1999 (in thousands, except price per share amounts):

                                  1997                     1998                     1999
                         ----------------------   ----------------------   ----------------------
                                       WEIGHTED                 WEIGHTED                 WEIGHTED
                                       AVERAGE                  AVERAGE                  AVERAGE
                                       EXERCISE                 EXERCISE                 EXERCISE
                           SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                         -----------   --------   -----------   --------   -----------   --------
Options outstanding,
  beginning of year....       30,904     $ 6           31,017     $ 8           28,284     $14
Options granted........        4,372      21            6,421      29            6,105      42
Options exercised......       (3,572)      6           (7,284)      6           (4,861)      9
Options forfeited or
  canceled.............         (687)      8           (1,870)      9           (1,184)     16
                         -----------              -----------              -----------
Options outstanding,
  end of year..........       31,017       8           28,284       8           28,344      14
                         ===========              ===========              ===========
Option price range per
  share................  $0.32-24.93              $0.48-49.87              $0.48-54.09
                         ===========              ===========              ===========
  Options
     exercisable.......        7,322       5            8,866      10           10,737      11
                         ===========              ===========              ===========

     The following is a summary of the restricted stock activity for the years ended March 31, 1997, 1998 and 1999:

                                                              1997   1998   1999
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Shares granted and unearned at beginning of year............   327    294   211
Shares granted..............................................   169     82    66
Shares earned...............................................  (202)   (45)  (73)
Shares forfeited............................................    --   (120)   --
                                                              ----   ----   ---
Shares granted and unearned at end of year..................   294    211   204
                                                              ====   ====   ===

     In fiscal 1997, the Company adopted the BMC Software, Inc. 1996 Employee Stock Purchase Plan (the Purchase Plan). A total of 1,000,000 shares of common stock may be issued under the Purchase Plan to participating employees. Purchase rights under the Purchase Plan are granted at 85% of the lesser of the market value at the offering date or on the exercise date. During fiscal 1997, 1998 and 1999, 98,000, 171,000 and 278,099 shares of stock, respectively, were issued pursuant to this plan. The Purchase Plan terminates in the year 2006.

     In 1996, BGS adopted the 1995 Employee Stock Purchase Plan (the BGS ESPP). Under the BGS ESPP, shares of BGS common stock were reserved for purchase by qualified employees, at 85% of the appropriate market price. The BGS ESPP had a two-year term with 18,210 shares being offered for purchase in semi-annual offerings. The BGS ESPP provided that qualified employees may authorize payroll deductions from 1% to 10% of their base pay to purchase shares at the lower of the market price in effect on the day the offering starts or the day the offering terminates. If more than 18,210 shares qualified to be purchased in an offering, employees received shares on a pro rata basis. During fiscal 1997 and 1998, BGS issued 26,254 and

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

24,077 shares pursuant to this plan. This plan was terminated in connection with BGS's merger with the Company. Shares previously acquired pursuant to the plan were converted to the Company's common shares.

     SFAS No. 123 "Accounting for Stock-Based Compensation," allows the Company to account for its employee stock-based compensation plans under APB No. 25 and the related interpretations. In accordance with APB No. 25, deferred compensation is recorded for stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based compensation grant. If the exercise price of the stock-based compensation grants is equal to the market price of the Company's stock on the date of grant, no compensation expense is recorded.

     For fiscal years ended March 31, 1997, 1998 and 1999, the Company recorded compensation expense of $1.7 million, $1.5 million and $2.3 million, respectively for restricted stock grants. The Company was not required under APB No. 25 and SFAS No. 123 to record compensation expense for stock option grants during the same period.

     Had the compensation cost for these plans been determined pursuant to the alternative method permitted under SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                         1997       1998       1999
                                                       --------   --------   --------
Net
  earnings:  As Reported............................   $184,442   $188,459   $362,636
             Pro Forma..............................   $179,900   $177,121   $332,022
Basic EPS:   As Reported............................   $   0.81   $   0.82   $   1.55
             Pro Forma..............................   $   0.79   $   0.77   $   1.42
Diluted
  EPS:       As Reported............................   $   0.76   $   0.77   $   1.46
             Pro Forma..............................   $   0.75   $   0.72   $   1.34

     In computing the above disclosure, the fair values of each option grant, the BGS ESPP and the Purchase Plan, discounts are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999: risk-free interest rate of 6 percent, expected life of 5 years for options and restricted stock, expected life of 6 months for Purchase Plan shares, expected volatility of 40 percent and no expected dividend yields. The weighted average fair value of options granted in fiscal 1997, 1998 and 1999 was $9.61, $13.36 and $21.45, respectively.

     Because the SFAS No. 123 alternative method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the 1998 and 1999 pro forma amounts include $0.8 million and $1.3 million, respectively, related to the purchase discount offered under the Purchase Plan. The weighted average fair value of shares purchased by employees in fiscal 1998 and 1999 was $23.61 and $34.22, respectively.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     The Company's outstanding options as of March 31, 1999, are segregated into the following five categories in accordance with SFAS No. 123 (in thousands, except per share and year amounts):

                                          OUTSTANDING OPTIONS              EXERCISABLE OPTIONS
                                  -----------------------------------   -------------------------
                                                         WEIGHTED
                                                         AVERAGE
RANGE OF                          WEIGHTED AVERAGE      REMAINING                WEIGHTED AVERAGE
EXERCISE PRICE           SHARES    EXERCISE PRICE    CONTRACTUAL LIFE   SHARES    EXERCISE PRICE
--------------           ------   ----------------   ----------------   ------   ----------------
$ 0.48- 9.58...........  10,878         $ 6                  5          6,683          $ 6
$10.56-19.84...........   3,568         $13                  7          2,238          $13
$20.28-29.26...........   3,164         $24                  8            974          $24
$30.02-38.71...........   5,694         $32                  9            993          $31
$40.12-54.09...........   5,040         $44                 10             15          $50

(8) RETIREMENT PLAN

     The Company maintains a salary reduction profit sharing plan or 401(k) plan available to all domestic employees. The 401(k) plan is based on a calendar year end and allows employees to contribute up to 15% of their annual compensation with a maximum contribution of $9,500 in calendar years 1996 and 1997, and $10,000 in calendar year 1998. In each of the calendar years 1996, 1997 and 1998, the board of directors authorized contributions to the 401(k) plan that would match the employee's contribution up to a maximum of $5,000. The costs of these contributions to the Company amounted to $4.3 million, $7.0 million and $9.8 million for the fiscal years ended March 31, 1997, 1998 and 1999, respectively. The Company contributions vest to the employee in increments of 20% per year beginning with the third year of employment and ending with the seventh.

     In addition to the Company's 401(k) plans, the Company maintains a deferred compensation plan for certain employees of the Company. At March 31, 1999, a total of approximately $16.9 million is included in long term securities, with a corresponding aggregate amount included in accrued liabilities and unrealized gain on securities available for sale. Employees participating in this plan receive their respective balances based on predetermined payout schedules or upon termination or death.

(9) COMMITMENTS AND CONTINGENCIES

     The Company has several noncancelable operating leases for office space, computer equipment and software. Rent expense for office space is recognized equally over the lease term. Total expenses incurred under these leases during the years ended March 31, 1997, 1998 and 1999, were approximately $23.7 million, $23.8 million and $27.3 million, respectively.

     Future minimum lease payments under noncancelable operating leases as of March 31, 1999 are:

                                                               FISCAL YEARS
                                                                  ENDING
                                                                MARCH 31,
                                                              --------------
                                                              (IN THOUSANDS)
2000........................................................     $ 37,280
2001........................................................       26,777
2002........................................................       22,141
2003........................................................       18,576
2004........................................................       13,090
2005 and thereafter.........................................       23,596
                                                                 --------
          Total minimum lease payments......................     $141,460
                                                                 ========

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     The Company leases certain computer equipment under long-term capital leases. Capitalized costs of $12.7 million and $11.7 million, are included in equipment, furniture and leasehold improvements at March 31, 1998 and 1999, respectively. Accumulated depreciation amounted to $10.3 million and $10.0 million, at March 31, 1998 and 1999, respectively.

     The following is a schedule of future minimum lease payments under long-term capital leases together with the present value of the net minimum lease payments as of March 31, 1999:

                                                               FISCAL YEARS
                                                                  ENDING
                                                                MARCH 31,
                                                              --------------
                                                              (IN THOUSANDS)
2000........................................................      $  799
2001........................................................         707
2002........................................................         507
2003........................................................         142
2004........................................................           9
                                                                  ------
          Total minimum lease payments......................       2,164
Less amount representing interest                                   (218)
Present value of future minimum lease payments                     1,946
                                                                  ------
Less amount due within one year                                     (681)
                                                                  ------
Amount due after one year                                         $1,265
                                                                  ======

     On March 9, 1999, a class action complaint was filed against the Company and four senior executives of the Company alleging violations of Sections 10(b) and 20(a) of the Exchange Act in connection with the Company's financial statement presentation following its acquisition of BGS in March 1998 in a pooling-of-interests transaction. Four similar actions were filed in the Southern District of Texas. All of the actions were subsequently consolidated in a single action. The lawsuits were filed following the Company's announcement that it was restating its historical financial results to include BGS's financial results in the Company's financial statements as a condition to the Securities and Exchange Commission declaring effective the Company's registration statement on Form S-4 relating to its acquisition of Boole. The plaintiffs seek an unspecified amount of compensatory damages, interest and costs, including legal fees. The Company denies the allegations of wrongdoing in connection with the matters set forth in the complaint and intends to vigorously defend the action. An unfavorable judgement or settlement, however, could have a material adverse effect on the financial results of the Company.

     The Company filed a trade secret lawsuit styled BMC Software, Inc. vs. Peregrine Systems, Inc. et al., Cause No. 91-10161, in the 200th Judicial District Court of Travis County, Texas, in August 1995. The lawsuit sought an injunction prohibiting a group of former employees and their employer from misappropriating and misusing certain of the Company's trade secrets. The Company has settled the litigation as to certain individuals and claims and is continuing to pursue its trade secret and other claims against the remaining and additional defendants. These defendants are asserting counterclaims against the Company for violations of the Texas Free Enterprise and Antitrust Act of 1983, abuse of process, slander of title, tortious interference with contract and tortious interference with advantageous and prospective business relationships. These counterclaims seek compensatory, treble and exemplary damages, costs and attorneys' fees and certain injunctive relief. Management believes the ultimate resolution of the above matters will not be material to the Company's consolidated financial position or results of operations.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     On November 13, 1998, Platinum Technology International, Inc. (Platinum) filed a complaint against BMC and Boole and a motion for preliminary injunction of the Circuit Court of the Eighteenth Circuit, Chancery Division, DuPage County, Wheaton, Illinois. The complaint alleged that Boole was in breach of a standstill and exclusive negotiating agreement with Platinum, and that BMC tortiously interfered with that alleged agreement when it negotiated and executed the merger agreement with Boole. In April 1999, following the completion of the merger between BMC and Boole, BMC reached an agreement with Platinum whereby BMC paid Platinum $5.0 million in settlement of all complaints filed by Platinum against Boole.

     The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operations or consolidated financial position.

(10) SEGMENT REPORTING

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. The Company operates in a single segment, distributing its enterprise systems management software products. Although the Company operates in a single segment, revenues are tracked by both geography and product categories based upon the predominant operating environments of enterprise computing: mainframe and distributed systems. The Company is not organized into business units along these product categories nor does it capture expenses on this basis. Revenue relating to product categories is as follows:

                                                           YEARS ENDED MARCH 31,
                                                      --------------------------------
                                                        1997       1998        1999
                                                      --------   --------   ----------
                                                               (IN THOUSANDS)
REVENUES
Mainframe:
  License...........................................  $369,357   $439,982   $  610,439
  Maintenance.......................................   257,429    275,931      303,394
                                                      --------   --------   ----------
          Total mainframe revenues..................   626,786    715,913      913,833
                                                      --------   --------   ----------
Distributed systems:
  License...........................................   134,877    218,265      296,419
  Maintenance.......................................    30,276     51,072       93,624
                                                      --------   --------   ----------
          Total distributed systems revenues........   165,153    269,337      390,043
                                                      --------   --------   ----------
          Total revenues............................  $791,939   $985,250   $1,303,876
                                                      ========   ========   ==========

     Mainframe revenue represents revenue pertaining to products which operate primarily on the IBM OS/390 mainframe operating system and databases. Distributed systems revenue represents revenue pertaining to products which operate on Unix and MS Windows NT distributed systems operating systems and Oracle, Informix, Sybase and SQL distributed systems databases. These enterprise products are licensed based on metrics such as number of users or tasks managed.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     The table below summarizes selected financial information with respect to the Company's operations by geographic locations.

                                                          YEARS ENDED MARCH 31,
                                                   ------------------------------------
                                                      1997         1998         1999
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Revenues:
  North America..................................  $  448,250   $  591,339   $  792,926
  Europe.........................................     283,886      329,687      426,956
  Pacific Rim and Other..........................      59,803       64,224       83,994
                                                   ----------   ----------   ----------
          Consolidated...........................  $  791,939   $  985,250   $1,303,876
                                                   ==========   ==========   ==========
Operating Profits:
  North America..................................  $  103,881   $  103,966   $  163,933
  Europe.........................................     119,517      141,624      213,058
  Pacific Rim and Other..........................      19,436        7,955       38,239
                                                   ----------   ----------   ----------
          Consolidated...........................  $  242,834   $  253,545   $  415,230
                                                   ==========   ==========   ==========
Identifiable Assets:
  North America..................................  $  792,752   $1,099,759   $1,655,080
  Europe.........................................     185,796      220,331      592,454
  Pacific Rim and Other..........................     126,206      177,978       35,159
                                                   ----------   ----------   ----------
          Consolidated...........................  $1,104,754   $1,498,068   $2,282,693
                                                   ==========   ==========   ==========

     Substantially all of the Company's product research and development is conducted in North America which has the effect of reducing the reported North American operating profits. Included in operating profits but excluded from revenues are royalties charged to international operations by domestic operations that aggregated $21.2 million, $21.5 million and $25.7 million, in 1997, 1998 and 1999, respectively.

     Additional information for individual countries with revenues or assets equal to or in excess of 10% of the consolidated financial position is as follows:

                                                          YEARS ENDED MARCH 31,
                                                    ----------------------------------
                                                      1997        1998         1999
                                                    --------   ----------   ----------
                                                              (IN THOUSANDS)
Revenues:
  United States...................................  $439,278   $  576,342   $  761,796
  Germany.........................................    98,147       97,781      126,846
Identifiable Assets:
  United States...................................             $1,099,759   $1,655,080

(11) MERGER RELATED COSTS

     Pursuant to the close of BMC's merger with Boole in March, 1999, BMC's management approved a formal plan of restructuring (the Plan) which included steps to be taken to fully integrate the operations of the two companies, consolidate duplicate facilities, and eliminate redundant positions to achieve reductions in

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
overhead expenses in future periods. In connection with the Plan, at March 31, 1999 the Company accrued approximately $38.3 million in merger related costs comprised principally of the following components:

                                                                ESTIMATED
                                                                 CHARGE
                                                              -------------
                                                              (IN MILLIONS)
Direct transaction costs....................................      $20.6
Facility costs and write-down of fixed assets to be disposed
  of........................................................       10.2
Employee termination benefits...............................        7.0
Other merger related costs..................................        0.5
                                                                  -----
          Total accrual.....................................      $38.3
                                                                  =====

     This accrual represents management's best estimate, based on available information as of March 31, 1999, of identifiable and quantifiable charges that the Company will incur as a result of the actions taken under the Plan. The accrued charges at March 31, 1999 included estimates of involuntary termination benefits for 50 domestic employees and 30 international employees, located primarily in Europe, including the executive management of Boole and various redundant administrative and support personnel. As part of the integration, the Company will incur incremental costs to exit certain office lease arrangements and to make payments for idle facilities. In conjunction with these office consolidations, the Company will dispose of certain identified assets, including, but not limited to, office furniture and fixtures and computer hardware, which have been written down to the lower of book or market value. Additionally, the Company and Boole have incurred direct transaction costs to effect the merger, including fees for investment bankers, legal, accounting and other professional fees. In addition, the Company reached a $5 million settlement with Platinum of its suit brought against Boole for allegedly breaching a standstill and exclusive negotiating agreement with Platinum. The Company expects to substantially complete the Plan within one year. As of March 31, 1999, no significant expenses related to the transaction had been paid.

     The Company expects to incur other significant costs which were either not quantifiable or to which the Company had not committed to a course of action as of March 31, 1999, and therefore, have not been included in the accrual. These costs could have a material adverse impact on future operating results. In addition to costs included in the accrual for the merger and restructuring plan, the Company will incur other incremental expenses in the near term as a direct result of its integration efforts, but for which classification as restructuring charges is not allowed under current accounting standards. These items, such as relocation and retraining of personnel and development or marketing efforts for enhanced or integrated products could be significant to future operating results.

(12) SUBSEQUENT EVENT (UNAUDITED)

     In April 1999, the Company acquired all of the outstanding shares of New Dimension in a transaction accounted for as a purchase. The aggregate purchase price approximated $673 million, including transaction costs, which was allocated as follows: $563 million to goodwill, core software, customer base and other intangible assets, $28 million to equipment, receivables and other non-software assets, net of liabilities assumed, and $81 million, or 12% of the purchase price, to IPR&D. The purchase price includes the Company's historical cost of approximately $2 million for shares of New Dimension previously owned by Boole. Unrealized gains related to the New Dimension shares of approximately $21 million included in long term marketable securities and accumulated other comprehensive income at March 31, 1999 were eliminated at the closing of the purchase.

     In order to fund the purchase price, the Company entered into a revolving credit facility with a group of banks on which the Company drew down approximately $500 million of short-term borrowings. The remaining consideration was satisfied from the Company's existing working capital.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of BMC Software, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated April 27, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This Schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This Schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
April 27, 1999

                                                                     SCHEDULE II

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                               VALUATION ACCOUNT
                   YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                                  ADJUSTMENT TO
                               BALANCE AT     CHARGED     CHARGED                CONFORM FISCAL
                               BEGINNING    (CREDIT) TO   TO OTHER                 YEAR END OF     BALANCE AT
YEAR        DESCRIPTION         OF YEAR      EXPENSES     ACCOUNTS   DEDUCTION   BOOLE & BABBAGE   END OF YEAR
----        -----------        ----------   -----------   --------   ---------   ---------------   -----------
1997.. Allowance for doubtful
       accounts..............   $12,501        2,734        --         (216)            --           $15,019
1998.. Allowance for doubtful
       accounts..............    15,019        1,529        --         (482)            --            16,066
1999.. Allowance for doubtful
       accounts..............    16,066        5,068        --         (853)           (99)           20,182

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 1999.

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

                     SIGNATURES                                        TITLE                        DATE
                     ----------                                        -----                        ----
                /s/ MAX P. WATSON JR.                  Chairman of the Board, President and    June 28, 1999
-----------------------------------------------------    Chief Executive Officer (Principal
                  Max P. Watson Jr.                      Executive Officer)

                /s/ WILLIAM M. AUSTIN                  Senior Vice President and Chief         June 28, 1999
-----------------------------------------------------    Financial Officer
                  William M. Austin

                 /s/ JOHN W. BARTER                    Director                                June 28, 1999
-----------------------------------------------------
                   John W. Barter

                 /s/ B. GARLAND CUPP                   Director                                June 28, 1999
-----------------------------------------------------
                   B. Garland Cupp

                /s/ MELDON K. GAFNER                   Director                                June 28, 1999
-----------------------------------------------------
                  Meldon K. Gafner

                   /s/ L. W. GRAY                      Director                                June 28, 1999
-----------------------------------------------------
                     L. W. Gray

               /s/ KEVIN M. KLAUSMEYER                 Vice President, Controller (Chief       June 28, 1999
-----------------------------------------------------    Accounting Officer)
                 Kevin M. Klausmeyer

                /s/ GEORGE F. RAYMOND                  Director                                June 28, 1999
-----------------------------------------------------
                  George F. Raymond

                 /s/ TOM C. TINSLEY                    Director                                June 28, 1999
-----------------------------------------------------
                   Tom C. Tinsley

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

        EXHIBIT
         NUMBER
        -------
         10.6            -- Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by
                            reference to Exhibit 10.11 to the 1995 10-K.
         10.7            -- Credit Agreement dated April 13, 1999 among the Company and various financial institutions; incorporated by
                            reference to Exhibit 99.1 to the Company's Current Report
                            on Form 8-K dated April 28, 1999.
         10.8(a)         -- BMC Software, Inc. 1994 Deferred Compensation Plan;
                            incorporated by reference to Exhibit 4.1 to the Company's
                            Current Report on Form 8-K dated April 2, 1999.
         10.8(b)         -- First Amendment to BMC Software, Inc. 1994 Deferred
                            Compensation Plan; incorporated by reference to Exhibit
                            4.2 to the Company's Current Report on Form 8-K dated
                            April 2, 1999.
         10.8(c)         -- Form of BMC Software, Inc. 1994 Deferred Compensation
                            Plan Trust Agreement; incorporated by reference to
                            Exhibit 4.3 to the Company's Current Report on Form 8-K
                            dated April 2, 1999.
        *11              -- Calculation of Earnings per Share.
        *21.1            -- Subsidiaries of the Company.
        *23.1            -- Consent of Arthur Andersen LLP, independent public
                            accountants.
        *23.2            -- Consent of Ernst & Young LLP.
        *23.3            -- Consent of PricewaterhouseCoopers LLP.
        *27              -- Financial Data Schedule.

---------------

*  Filed herewith.