Form 10-Q
period 1999-06-30
BMC SOFTWARE INC
filed 1999-08-16
CIK 835729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 10, 1999, there were outstanding 239,265,949 shares of Common Stock, par value $.01, of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                          QUARTER ENDED JUNE 30, 1999

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements........................................     2
         Condensed Consolidated Balance Sheets March 31, 1999 and
           June 30, 1999 (Unaudited).................................     2
         Condensed Consolidated Statements of Earnings Three months
           ended June 30, 1998 and 1999 (Unaudited)..................     3
         Condensed Consolidated Statements of Cash Flows Three months
           ended June 30, 1998 and 1999 (Unaudited)..................     4
         Notes to Condensed Consolidated Financial Statements........     5
ITEM 2.  Management's Discussion and Analysis of Results of
           Operations and Financial
           Condition.................................................    10
ITEM 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................    24
PART II. OTHER INFORMATION
ITEM 1.  Legal Proceedings...........................................    26
ITEM 6.  Exhibits and Reports on Form 8-K............................    26
         SIGNATURES..................................................    27

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,     JUNE 30,
                                                                  1999         1999
                                                               ----------   -----------
                                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $  347,914   $  313,114
  Investment securities.....................................      106,292       97,705
  Trade accounts receivable, net............................      178,388      159,510
  Trade finance receivables, current........................      180,614      223,035
  Deferred tax asset........................................       19,363       18,043
  Prepaid expenses and other................................       40,854       54,806
                                                               ----------   ----------
         Total current assets...............................      873,425      866,213
Property and equipment, net.................................      244,359      265,807
Software development costs, net.............................      110,136      121,299
Purchased software, net.....................................       32,766      153,169
Investment securities.......................................      750,427      734,791
Deferred tax asset..........................................        7,473       17,542
Long-term receivables.......................................      223,977      174,928
Goodwill and other intangibles, net.........................        2,494      415,447
Deferred charges and other assets...........................       37,636       30,722
                                                               ----------   ----------
         Total assets.......................................   $2,282,693   $2,779,918
                                                               ==========   ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................   $   27,310   $   31,921
  Accrued commissions payable...............................       31,944       10,143
  Accrued liabilities and other.............................      142,120      121,851
  Accrued merger related costs..............................       38,305       48,730
  Short-term debt...........................................           --      485,000
  Current portion of deferred revenue.......................      411,172      418,770
                                                               ----------   ----------
         Total current liabilities..........................      650,851    1,116,415
  Deferred revenue and other................................      297,477      301,129
                                                               ----------   ----------
         Total liabilities..................................      948,328    1,417,544
Stockholders' equity:
  Common stock..............................................        2,366        2,377
  Additional paid-in capital................................      185,831      211,099
  Retained earnings.........................................    1,143,131    1,159,489
  Accumulated other comprehensive income (loss).............        8,762       (4,160)
                                                               ----------   ----------
                                                                1,340,090    1,368,805
    Less unearned portion of restricted stock
      compensation..........................................        5,725        6,431
                                                               ----------   ----------
         Total stockholders' equity.........................    1,334,365    1,362,374
                                                               ----------   ----------
                                                               $2,282,693   $2,779,918
                                                               ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Revenues:
  Licenses..................................................  $190,426   $279,782
  Maintenance...............................................    88,858    120,949
                                                              --------   --------
          Total revenues....................................   279,284    400,731
                                                              --------   --------
Operating expenses:
  Selling and marketing.....................................    89,801    140,359
  Research and development..................................    40,154     57,552
  Cost of maintenance services and product licenses.........    32,434     37,199
  General and administrative................................    20,747     34,295
  Acquired research and development costs...................    17,304     80,800
  Amortization of goodwill & intangibles....................        --     30,359
  Merger related costs......................................        --     12,487
                                                              --------   --------
          Total operating expenses..........................   200,440    393,051
                                                              --------   --------
Operating income............................................    78,844      7,680
Interest expense............................................        --     (6,133)
Interest and other income...................................    13,514     17,082
                                                              --------   --------
Other income................................................    13,514     10,949
                                                              --------   --------
Earnings before taxes.......................................    92,358     18,629
Income taxes................................................    25,141      2,271
                                                              --------   --------
          Net earnings......................................  $ 67,217   $ 16,358
                                                              ========   ========
Basic earnings per share....................................  $    .29   $    .07
                                                              ========   ========
Shares used in computing basic earnings per share...........   233,197    237,575
                                                              ========   ========
Diluted earnings per share..................................  $    .27   $    .07
                                                              ========   ========
Shares used in computing diluted earnings per share.........   248,221    249,759
                                                              ========   ========
Comprehensive Income:
  Net earnings..............................................  $ 67,217   $ 16,358
  Foreign currency translation adjustment, net of taxes of
     $546 and $747..........................................    (1,555)    (2,127)
  Unrealized gain (loss) on securities available for sale:
     Gross unrealized gain (loss), net of taxes of $2,139
      and $2,474............................................     6,086      7,043
     Realized (gain) loss included in net earnings, net of
      taxes of $324 and $224................................      (921)      (639)
                                                              --------   --------
          Net unrealized gain (loss) on securities available
           for sale.........................................     5,165      6,404
  Unrealized gain on derivative instruments:
     Gross unrealized gain, net of taxes of $-- and $732....        --      2,083
     Realized gain included in net earnings, net of taxes of
      $-- and $--...........................................        --         --
                                                              --------   --------
          Net unrealized gain on derivative instruments.....        --      2,083
                                                              --------   --------
          Comprehensive income..............................  $ 70,827   $ 22,718
                                                              ========   ========

     See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1998        1999
                                                              ---------   ---------
Cash flows from operating activities:
  Net earnings..............................................  $  67,217   $  16,358
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Acquired research and development and merger related
      costs.................................................     17,304      81,859
     Depreciation and amortization..........................     13,943      44,392
     Loss on sale/disposal of fixed assets..................         42          --
     Gain on sale/disposal of investments...................     (1,539)         --
     Stock issued under compensatory stock plans............         33        (706)
     Net change in deferred taxes...........................         --       1,498
     Net change in receivables, payables, deferred revenue
      and other components of working capital...............    151,456     (85,161)
                                                              ---------   ---------
       Total adjustments....................................    181,239      41,882
                                                              ---------   ---------
          Net cash provided by operating activities.........    248,456      58,240
                                                              ---------   ---------
Cash flows from investing activities:
  Technology acquisitions, net of cash acquired.............     (2,000)   (635,501)
  Purchased software and related assets.....................       (495)
  Capital expenditures......................................    (22,661)    (21,291)
  Capitalization of software development....................    (12,563)    (16,756)
  Purchases of securities held to maturity..................   (155,208)         --
  Proceeds from securities held to maturity.................     10,668          --
  Increase in long-term finance receivables.................         13      74,278
                                                              ---------   ---------
          Net cash used in investing activities.............   (182,246)   (599,270)
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds from borrowings..................................         --     498,825
  Repayments of borrowings..................................       (769)    (15,000)
  Income tax reduction relating to stock options............     10,138      11,185
  Stock options exercised and other.........................      6,881      14,094
  Treasury stock acquired...................................     (4,797)         --
  Proceeds from issuance of Boole common stock..............      2,376          --
                                                              ---------   ---------
          Net cash provided by financing activities.........     13,829     509,104
                                                              ---------   ---------
Adjustment to conform quarter end of Boole..................      7,388          --
Effect of exchange rate changes on cash.....................        914      (2,874)
                                                              ---------   ---------
Net change in cash and cash equivalents.....................     88,341     (34,800)
Cash and cash equivalents at beginning of period............    106,016     347,914
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 194,357   $ 313,114
                                                              =========   =========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $     835   $   2,300
  Cash paid for income taxes................................  $   3,252   $  24,678
Supplemental disclosure of non-cash investing and financing
  activities:
  Capital lease obligations incurred for equipment
     purchase...............................................  $     632   $      --

     See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of BMC Software, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended March 31, 1999, as filed with the Securities and Exchange Commission ("SEC") on Form 10-K.

     Effective March 30, 1999, the Company merged with Boole & Babbage, Inc. ("Boole"). As such, the Company's results of operations for the quarter ended June 30, 1998, have been restated to include the historical results of operations of Boole for the same period.

     The Company acquired New Dimension Software, Ltd. ("New Dimension"), headquartered in Tel Aviv, Israel, effective April 14, 1999. As such, the Company's financial results for the quarter ended June 30, 1999, include the financial results of New Dimension for the period beginning April 14, 1999 through June 30, 1999. See Note 3 -- Technology Acquisitions for further discussion regarding the New Dimension acquisition and unaudited pro forma financial information.

NOTE 2 -- EARNINGS PER SHARE

     The Company presents its earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of earnings per share (EPS); basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered common stock equivalents using the treasury stock method. Options to purchase 4.6 million shares have been excluded from the calculation of diluted EPS as they are anti-dilutive. The following table summarizes the basic EPS and diluted EPS computations for the quarters ended June 30, 1998 and 1999 (in thousands, except per share amounts):

                                                               QUARTERS ENDED JUNE 30,
                                                               -----------------------
                                                                  1998         1999
                                                               ----------   ----------
Basic earnings per share:
  Net earnings..............................................    $ 67,217     $ 16,358
                                                                --------     --------
  Weighted average number of common shares..................     233,197      237,575
                                                                --------     --------
  Basic earnings per share..................................    $   0.29     $   0.07
                                                                ========     ========
Diluted earnings per share:
  Net earnings..............................................    $ 67,217     $ 16,358
                                                                --------     --------
  Weighted average number of common shares..................     233,197      237,575
  Incremental shares from assumed conversion of stock
     options and other......................................      15,024       12,184
                                                                --------     --------
  Adjusted weighted average number of common shares.........     248,221      249,759
                                                                --------     --------
  Diluted earnings per share................................    $   0.27     $   0.07
                                                                ========     ========

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTE 3 -- TECHNOLOGY ACQUISITION

     On April 14, 1999, the Company acquired, through a public tender offer, in excess of 95% of the outstanding ordinary shares of New Dimension for approximately $673 million in total consideration. The acquisition was accounted for as a purchase transaction, and the purchase price was allocated as follows:
$126 million to software assets, $436 million to goodwill and other intangibles, and $30 million to equipment, receivables and other non-software assets, net of liabilities assumed. Additionally, BMC allocated $81 million, or 12% of the purchase price, to purchased in-process research and development ("IPR&D"), which was charged to expense in the June 1999 quarter. Purchased IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility. The cash flow estimates for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles, and the estimated life of each products' underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Estimated operating expenses included cost of goods sold, selling and marketing expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. The rates utilized to discount to value the estimated cash flows were 20% for in-process technologies and 15% for developed technologies and were based primarily on venture capital rates of return and the weighted average cost of capital for BMC at the time of the acquisition.

     As of the date of acquisition, the Company concluded that the IPR&D had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software, and internal use. The value of the purchased IPR&D was expensed at the time of the acquisition. Refer to "Acquired Research and Development and Related Costs" in Management's Discussion and Analysis of Results of Operations and Financial Condition for further discussion of the Company's IPR&D charges.

     In order to fund the purchase price, the Company entered into a 364-day, unsecured revolving credit facility with a group of banks on which the Company drew down approximately $500 million of short-term borrowings. The remaining consideration was satisfied from the Company's existing working capital. Additionally, the purchase price includes the Company's historical cost of approximately $2 million for 452,800 shares of New Dimension held by Boole, a wholly owned subsidiary of the Company, prior to the acquisition. Such shares would have been valued at approximately $24 million based on the $52.50 per share tender offer price.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     The following unaudited pro forma results of operations for the quarters ended June 30, 1998, and 1999, are as if the acquisition of New Dimension had occurred at the beginning of each period presented. The pro forma information includes New Dimension's financial results for the quarters ended March 31, 1998 and June 30, 1999, respectively, combined with the accounts of the Company for the quarters ended June 30, 1998 and 1999, respectively.

                                                                      JUNE 30,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Total revenues(1)...........................................   $294,486      $403,625
Total operating expenses(1)(2)..............................   $247,324      $321,307
Net earnings(2).............................................   $ 29,297      $ 60,251
Basic EPS(2)................................................        $0.13       $0.25
Diluted EPS(2)..............................................      $0.12           $0.24

---------------

(1) Includes the elimination of $3.4 million in the quarter ended June 30, 1998, of royalties paid by the Company to New Dimension.

(2) The pro forma results of operations exclude the effect of the $80.8 million ($56.6 million, net of taxes) write-off of IPR&D associated with the acquisition, in accordance with generally accepted accounting principles.

NOTE 4 -- STOCK SPLIT

     On April 20, 1998, the Company's board of directors declared a two-for-one stock split. The stock split was effected in the form of a stock dividend. The stockholders of record received one additional share of common stock for each share held. All stock related data in the condensed consolidated financial statements and related notes reflect this stock split for all periods presented.

NOTE 5 -- SHORT-TERM BORROWINGS

     In April 1999, the Company entered into a 364-day unsecured revolving credit facility (the Credit Facility) with a group of banks. The Company drew down approximately $500 million on the Credit Facility during the first quarter to fund the New Dimension acquisition. Interest on the outstanding balance is payable monthly and is accrued at LIBOR plus 75 basis points, which approximated 5.9% as of June 30, 1999. The Company holds a renewal option on the Credit Facility, which, if exercised, will enable the Company to convert the outstanding balance at the end of the initial 364-day period into a one-year term loan. The Company repaid $15 million of principal during the first quarter.

NOTE 6 -- SIGNIFICANT CUSTOMER

     During the quarter ended June 30, 1999, the Company entered into a transaction with a single customer which accounted for 12% of total revenues recognized in the quarter. This transaction contained a significant amount of new product license fees and license upgrade fees associated with future capacity.

NOTE 7 -- ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the fourth quarter of fiscal 1999. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, in which case changes are recognized in

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
comprehensive income. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     One of the Company's principal hedging activities is to purchase foreign currency option contracts to hedge anticipated revenue transactions. The Company has reported the option contracts at fair value each reporting period and the change in the intrinsic value of such contracts has been reported as other comprehensive income.

NOTE 8 -- SEGMENT REPORTING

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. The Company currently operates in a single segment, distributing its enterprise systems management software products. The Company has recently announced initiatives to realign its product marketing and development operations along a strategic business unit basis which closely follows product lines. However, financial information for reporting on these initiatives is not yet available. The Company expects that such financial information will be available in future periods and will revise its segment reporting disclosures once such financial information is available.

     Revenues are tracked by both geography and product categories based upon the predominant operating environments of enterprise computing: mainframe and distributed systems. The Company is not organized into business units along these product categories nor does it capture expenses on this basis. Revenues relating to product categories are as follows:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
REVENUES
Mainframe:
  License...................................................  $134,475   $190,941
  Maintenance...............................................    71,190     89,890
                                                              --------   --------
          Total mainframe revenues..........................   205,665    280,831
Distributed systems:
  License...................................................    55,951     88,841
  Maintenance...............................................    17,668     31,059
                                                              --------   --------
          Total distributed systems revenues................    73,619    119,900
                                                              --------   --------
          Total revenues....................................  $279,284   $400,731
                                                              ========   ========

     Mainframe revenue represents revenue pertaining to products which operate primarily on the IBM OS/390 mainframe operating system and databases. Distributed systems revenue represents revenue pertaining to products which operate on Unix, MS Windows NT and other distributed systems operating systems and Oracle, Informix, Sybase, SQL and other distributed systems databases. Also classified as distributed systems products are enterprise products which deliver solutions across the enterprise regardless of the platform. These enterprise products are generally licensed based on metrics such as number of users or tasks managed.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTE 9 -- MERGER RELATED COSTS

     Pursuant to the close of the Company's merger with Boole in March, 1999, BMC's management approved a formal plan of restructuring (the Plan) which included steps to be taken to fully integrate the operations of the two companies, consolidate duplicate facilities, and eliminate redundancies to achieve reductions in overhead expenses in future periods. In connection with the Plan, in March of 1999, the Company accrued approximately $17.7 million in restructuring related costs and $20.6 million in direct transaction costs.

     During the quarter ended June 30, 1999, the Company made certain revisions to the Plan. Significant revisions to the Plan include the following: the termination of approximately 275 additional employees, primarily in the United States and Europe, which resulted in an increase in accrued termination benefits of approximately $11 million; the accrual of other termination benefits which were contingent upon certain performance criteria of approximately $1 million; revisions to the original exit strategy for certain operating leases for office space in the United States and Europe which led to a decrease in the liability of approximately $3 million; and the accrual for termination costs for certain operating leases for computer hardware and equipment of approximately $1 million. Additionally, in conjunction with the New Dimension acquisition (see
Note 3 -- Technology Acquisitions), the Company has accrued approximately $0.4 million for estimated costs to terminate certain operating leases for duplicate office space. As of June 30, 1999, the Company has paid approximately $2 million for restructuring related charges, comprised mostly of employee termination benefits.

     In addition to the restructuring charges, the Company incurred various direct transaction costs, such as investment banking, legal and accounting fees, pursuant to the Boole and New Dimension transactions. As of June 30, 1999, the Company's accrual for unpaid transaction costs approximated $22.3 million. The Company expects that payment of these accruals will occur by the end of fiscal 2000.

     The following table summarizes the activity during the three months ended June 30, 1999, in the accruals for acquisition and other costs, excluding direct transaction costs (in millions):

                                                       PAID OUT OR                      INCREASE IN
                                     BALANCE AT      CHARGED AGAINST     REVISION OF   ACCRUAL DUE TO    BALANCE AT
                                   MARCH 31, 1999   THE RELATED ASSETS   THE ACCRUAL   NEW DIMENSION    JUNE 30, 1999
                                   --------------   ------------------   -----------   --------------   -------------
Facility costs and write-down of
  fixed assets to be disposed
  of.............................      $10.2              $  --             $(2.0)          $0.4            $ 8.6
Employee termination benefits....        7.0               (1.7)             12.1             --             17.4
Other merger related costs.......        0.5               (0.1)               --             --              0.4
                                       -----              -----             -----           ----            -----
          Total..................      $17.7              $(1.8)            $10.1           $0.4            $26.4
                                       =====              =====             =====           ====            =====

     This accrual, which excludes accrued transaction costs, represents management's best estimate, based on available information as of June 30, 1999, of identifiable and quantifiable charges that the Company anticipates it will incur as a result of the actions taken under the Plan. The Company expects to incur other costs which were either not quantifiable or to which the Company had not committed to a course of action as of June 30, 1999, and therefore, have not been included in the accrual. These costs could have a material adverse impact on future operating results. In addition to costs included in the accrual for the merger and restructuring plan, the Company will incur other incremental expenses in the near term as a direct result of its integration efforts, but for which classification as restructuring charges is not allowed under current accounting standards. These items, such as relocation and retraining of personnel and development or marketing efforts for enhanced or integrated products, could be significant to future operating results.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This section of the Form 10-Q includes historical information for the periods covered, certain forward looking information and the information provided below under the heading "Certain Risks and Uncertainties that Could Affect Future Operating Results" about certain risks and uncertainties that could cause the Company's future operating results to differ from the results indicated by any forward looking statements made by the Company or others. It is important that the historical discussion below be read together with the attached consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and the Management's Discussion and Analysis of Results of Operations and Financial Condition, contained in the Company's Form 10-K for fiscal 1999.

A. RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Earnings bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                                              PERCENTAGE OF TOTAL
                                                                REVENUE FOR THE
                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                               1998         1999
                                                              ------       ------
Revenues:
  License...................................................   68.2%        69.8%
  Maintenance...............................................   31.8         30.2
                                                              -----        -----
                                                              100.0        100.0

Operating expenses:
  Selling and marketing.....................................   32.1         35.0
  Research and development..................................   14.4         14.4
  Cost of maintenance services and product licenses.........   11.6          9.3
  General and administrative................................    7.4          8.5
  Acquired research and development costs...................    6.2         20.2
  Amortization of goodwill & intangibles....................     --          7.6
  Merger related costs......................................     --          3.1
                                                              -----        -----

Operating income............................................   28.3          1.9

Other income................................................    4.8          2.7
                                                              -----        -----
Earnings before taxes.......................................   33.1          4.6

Income taxes................................................    9.0           .5
                                                              -----        -----

          Net earnings......................................   24.1%         4.1%
                                                              =====        =====

REVENUES

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                (IN THOUSANDS)
                                                                1998       1999     CHANGE
                                                              --------   --------   ------
North American license revenues.............................  $124,290   $202,381   62.8%
International license revenues..............................    66,136     77,401   17.0%
                                                              --------   --------
         Total license revenues.............................   190,426    279,782   46.9%
North American maintenance revenues.........................    52,365     74,449   42.2%
International maintenance revenues..........................    36,493     46,500   27.4%
                                                              --------   --------
Total maintenance revenues..................................    88,858    120,949   36.1%
                                                              --------   --------
         Total revenues.....................................  $279,284   $400,731   43.5%
                                                              ========   ========

  Product Line Revenues

     At June 30, 1999, the Company marketed over 450 software products designed to improve the availability, performance and recoverability of enterprise applications, databases and other Information Technology ("IT") systems components operating in host mainframe and distributed computing environments. The Company's mainframe products accounted for 74% and 70% of total revenues in the quarters ended June 30, 1998 and 1999, respectively. Total revenues from mainframe products grew 37% from the first quarter of fiscal 1999 to the first quarter of fiscal 2000. The revenues from these products are driven largely by the growth in customers' processing capacity. The decline in relative revenue contribution by the mainframe product lines reflects the increased contribution by the Company's distributed systems products in these periods. Excluding revenues associated with New Dimension Software Ltd., which the Company acquired in a purchase accounting transaction in April 1999, total revenue growth was approximately 39% in the June 1999 quarter.

     The high performance utilities and administrative tools for IBM's IMS and DB2 database management systems comprise the largest portion of the Company's mainframe-based revenues and total revenues. The Company's tools and utilities for IMS and DB2 databases collectively contributed 44% and 45% of total revenues for the three months ended June 30, 1998 and 1999, respectively. Total revenues and license revenues from these product lines combined grew 46% and 53%, respectively, in the first quarter of fiscal 2000. The Company's other products for the OS/390 mainframe environment contributed 30% and 25% of total revenues for the three months ended June 30, 1998 and 1999, respectively. Total revenues and license revenues for these other mainframe products grew 22% and 23%, respectively, in the first quarter of fiscal 2000.

     Distributed systems product revenue growth was derived primarily from increased market acceptance of the PATROL application and data management product suite, the Company's significant and growing investment in its distributed systems direct and indirect sales channels and higher distributed systems maintenance fees. The Company's distributed systems product lines comprise the PATROL application and database management solutions, the BEST/1 performance management products, the PATROL DB database administration products, the SQL-Backtrack application and database recovery products and the COMMAND/POST, Spaceview and Command MQ products. With the New Dimension acquisition, the Company has added the Control M job scheduling products, Control D output management products and Control SA security administration products for distributed systems environments. In total, the distributed systems product lines contributed 26% and 30% of total revenues for the quarters ended June 30, 1998 and 1999, respectively, and 29% and 32% of license revenues for the same periods. Total distributed systems revenues grew 63% and license revenues from distributed systems grew 59% in the first quarter of fiscal 2000. The revenues from the Company's distributed systems product offerings depend upon the continued market acceptance of the Company's existing products and the Company's ability to successfully develop and deliver additional products for the distributed systems environment. The Company has experienced rapid growth in its distributed systems product lines since their introduction in late fiscal 1994. The distributed systems market is highly competitive and dynamic and there can be no assurance that this growth will continue.

License Revenues

     License revenues consist of product license fees and license upgrade fees. The Company licenses its products primarily in two ways: by copy and on an enterprise license basis by aggregate licensed capacity. When products are licensed on a per copy basis, license revenues from the initial licensing of each copy of the product are product license fees. All revenues from the customer's licensing of the right to use a previously licensed copy on a larger computer are license upgrade fees. When products are licensed on an enterprise, aggregate licensed capacity basis, all license revenues associated with the first time licensing of such products are product license fees. All revenues associated with the licensing of a previously licensed product to operate on additional aggregate processing capacity are license upgrade fees. License upgrade fees and enterprise license fees are primarily generated by the Company's mainframe products. License upgrade fees include fees associated with a customer's current additional processing capacity and fees associated with a customer's future anticipated additional processing capacity.

     The definition of product license fees received when a product is licensed on an aggregate licensed capacity basis became effective for the June 1999 quarter and represents a change from the Company's practices prior to acquiring Boole & Babbage and New Dimension. Previously in aggregate licensed capacity transactions, revenues associated with the first time licensing of a product were allocated between revenues associated with the customer's current processing capacity, which were categorized as product license fees, and revenues associated with future processing capacity, which were categorized as license upgrade fees. Now all of these fees are categorized as product license fees. The effect of this change is to increase the amount of revenues allocated to product license fees and to decrease the amount of revenues allocated to license upgrade fees. For large enterprise license transactions that include newly licensed products, the effect of this change is significant. This change solely impacts the Company's internal characterization of license revenues and has no effect on the Company's license revenue recognition.

     The Company's North American operations generated 65% of total license revenues in the quarter ended June 30, 1998 and 72% for the corresponding quarter ended June 30, 1999. The 63% growth in North American license revenues in the first quarter of fiscal 2000 over the first quarter of fiscal 1999 was derived principally from increased product license fees generated from initial licenses of the Company's distributed systems products which includes such licenses pertaining to future MIPS, and capacity-based license upgrade fees from mainframe products. The Company closed a large single enterprise license transaction in the June 1999 quarter, as discussed in Note 6 to the Condensed Consolidated Financial Statements. International license revenues represented 35% and 28% of total license revenues for the quarters ended June 30, 1998 and 1999, respectively. International license revenue growth of 17% from the first quarter of fiscal 1999 to the comparable quarter of fiscal 2000 was principally derived from increased product license fees generated from initial licenses and license upgrade fees associated with mainframe products.

     The sustainability and growth of the Company's mainframe-based license revenues are dependent upon capacity-based license upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license agreements allowing them to install the Company's products on an number of CPUs, subject to a maximum limit on the aggregate power of the CPUs as measured in MIPS. Additional fees are due if the MIPS limit is exceeded. Substantially all of these transactions include license upgrade fees associated with additional processing capacity beyond the customer's current usage level and some include product license fees for additional products. The fees associated with future additional mainframe processing capacity typically comprise from one-half to substantially all of the license fees included in the enterprise license transaction. During the quarter ended June 30, 1999, license upgrade fees accounted for 36% of total revenues. The Company has experienced a strong increase in demand from its largest customers for the right to run its products on increased current and anticipated mainframe processing capacity as enterprises invest heavily in their core OS/390 mainframe information systems. This trend has led to larger single transactions with higher per MIPS discounts. The Company expects that it will continue to be dependent upon these capacity-related license upgrade fees. With the rapid advancement of distributed systems technology and customers' needs for more functional and open applications, such as pre-packaged ERP applications, to replace legacy systems, there can be no assurance that the demand for mainframe processing capacity or the perceived benefits of the Company's core mainframe products will continue at current levels. Should this trend slow dramatically or reverse, it would adversely impact the

Company's mainframe license revenues and its operating results. See the discussion below under the heading "Certain Risks and Uncertainties that Could Affect Future Operating Results."

  Maintenance and Support Revenues

     Maintenance and support revenues represent the ratable recognition of fees to enroll licensed products in the Company's software maintenance, enhancement and support program, and recognition of revenues from professional services performed during the period by the Company's respective services business. Maintenance and support enrollment entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems and applications. These fees are generally charged annually and equal 15% to 20% of the list price of the product at the time of renewal, less any applicable discounts. Customers that elect to prepay for multiple years of maintenance coverage receive an additional, time-value-of-money discount. Maintenance revenues also include the ratable recognition of the bundled fees for any first-year maintenance services covered by the related perpetual license agreement. The Company continues to invest heavily in product maintenance and support and believes that maintaining its reputation for superior product support is a key component of its value pricing model.

     Maintenance revenues have increased over the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, the Company receives higher absolute maintenance fees as customers install its products on additional processing capacity. Due to increased discounting at higher levels of additional processing capacity, the maintenance fees on a per MIPS basis are typically reduced in enterprise license agreements. Historically, the Company has enjoyed high maintenance renewal rates for its mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to the Company's products, increased cancellations could adversely impact the sustainability and growth of the Company's maintenance revenues. To date, the Company has been successful in extending its traditional maintenance and support pricing model to the distributed systems market. At this time, there is insufficient historical data to determine whether customers will continue to accept this pricing model and renew their maintenance and support contracts at the levels experienced in the mainframe market. Total maintenance revenues have also increased as a result of increased revenues from the Company's growing services and training organization.

OPERATING EXPENSES

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            (IN THOUSANDS)
                                                            1998       1999     CHANGE
                                                          --------   --------   ------
Selling and marketing...................................  $ 89,801   $140,359    56.3%
Research and development................................    40,154     57,552    43.3%
Cost of maintenance services and product licenses.......    32,434     37,199    14.7%
General and administrative..............................    20,747     34,295    65.3%
Acquired research and Development.......................    17,304     80,800   366.9%
Amortization of goodwill and intangibles................        --     30,359     N/A
Merger related costs....................................        --     12,487     N/A
                                                          --------   --------
          Total operating expenses......................  $200,440   $393,051    96.1%
                                                          ========   ========

  Selling and Marketing

     The Company's selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Personnel costs were the largest single contributor to the expense growth in the three months ended June 30, 1999. This increase was primarily attributable to significant hiring of additional distributed systems sales representatives and technical sales support consultants as well as significant growth in the Company's professional services group. Sales commissions increased in the first quarter of fiscal 2000 as a result of the 47% increase in license revenues. Improved sales representative productivity, coupled with normal commission plan modifications, held sales commission expense growth below license revenue growth. Marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems products and to support a growing indirect distribution channel. Marketing expenses were further impacted by a major re-branding effort undertaken during the quarter. Other contributors to the increase were significantly higher levels of travel and entertainment expenses.

  Research and Development

     Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain the Company's data processing center. Increases in the Company's research and development expenses in the first quarter of fiscal 2000 were the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities costs. Research and development costs were reduced by amounts capitalized in accordance with Statement of Financial Accounting Standards
(SFAS) No. 86. The Company capitalizes its software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During the first quarter of fiscal 1999 and 2000, the Company capitalized approximately $12.5 million and $16.9 million, respectively, of software development costs. The growth in capitalized costs is primarily due to increases in new distributed systems product development, the porting of existing distributed systems products to alternate environments and increased integration development activity.

  Cost of Maintenance Services and Product Licenses

     Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of the Company's products and royalty fees. Growth in the cost of maintenance services and product licenses from the first quarter of fiscal 1999 to the first quarter of fiscal 2000 was due to increases in technical and customer support employees and capitalized software amortization. The Company amortized $4.6 million and $5.8 million in the first quarter of fiscal 1999 and 2000, respectively, of capitalized software development costs pursuant to SFAS No. 86. In these periods, the Company expensed $1.1 million and $0.7 million, respectively, of capitalized software development costs to accelerate the amortization of certain software products. The Company accelerated the amortization of these software products as they were not expected to generate sufficient future revenues which would be required for the Company to realize the carrying value of the assets. The Company expects its cost of maintenance services and product licenses will continue to increase as the Company capitalizes a higher level of software development costs and as the Company builds its distributed systems product support organization, which is less cost-effective than its mainframe support organization because of the complexity and variability of the environments in which the products operate. The distributed systems products operate in a high number of operating environments, including operating systems, DBMSs and ERP applications and require greater ongoing platform support development activity relative to the Company's OS/390 mainframe products.

  General and Administrative

     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, product distribution, facilities management and human resources. Other expenses included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance and costs of managing the Company's foreign currency exposure. Growth in general and administrative expenses from the first quarter of fiscal 1999 to the first quarter of fiscal 2000 was largely due to certain non-recurring items within legal fees and bad debt expense along with increased personnel costs and higher costs associated with the related infrastructure to support the Company's growth.

  Acquired Research and Development and Related Costs

     The Company incurred acquired IPR&D costs for the three months ended June 30, 1998 and 1999 of $17.3 million and $80.8 million, respectively. These technology charges related to the acquisitions of in-process technologies and technology rights in the first quarter of fiscal 1999 and the acquisition of New Dimension in the first quarter of fiscal 2000.

     The following table presents information, in thousands, concerning the purchase price allocations for the acquisitions accounted for under the purchase method for the three months ended June 30, 1998 and 1999.

                                                         ACQUIRED   GOODWILL     TOTAL
COMPANY NAME                                  SOFTWARE    IPR&D     AND OTHER    PRICE
------------                                  --------   --------   ---------   --------
Fiscal 1999:
  Nastel....................................  $     --   $ 6,000    $     --    $  6,000
  Envive....................................     6,400    11,304          --      17,704
                                              --------   -------    --------    --------
                                              $  6,400   $17,304    $     --    $ 23,704
                                              ========   =======    ========    ========
Fiscal 2000:
  New Dimension.............................  $126,300   $80,800    $465,946    $673,046
                                              --------   -------    --------    --------
                                              $126,300   $80,800    $465,946    $673,046
                                              ========   =======    ========    ========

     In the latter part of fiscal 1998, the Company was in the process of designing a middleware management product to assist customers with optimizing middleware performance and with handling enterprise environmental changes. In this regard, in April 1998, the Company acquired a license from Nastel Technologies, Inc. (Nastel) for certain infrastructure source code for use in its MQ management product that was under development, but had not yet reached technological feasibility. Accordingly, the Company allocated the entire $6 million purchase price to IPR&D. The Company completed the acquired IPR&D by creating an effective installation routine, developing an automated MQ configuration routine, fortifying the underlying Nastel database and modifying the code to work in environments with complementary management products. Upon completion of the IPR&D, the Company completed the initial related product after developing efficient data collection, user interface and business logic code.

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

     On April 14, 1999, the Company acquired through a public tender offer in excess of 95% of the outstanding ordinary shares of New Dimension for approximately $673 million in total consideration. The purchase price includes the Company's historical cost of approximately $2 million for shares of New Dimension previously owned by Boole. Unrealized gains related to these New Dimension shares of approximately $22 million included in long term marketable securities and accumulated other comprehensive income at March 31, 1999 were eliminated at the closing of the purchase.

     In order to fund the purchase price, the Company entered into a 364-day unsecured revolving credit facility with a group of banks on which the Company drew down approximately $500 million of short-term borrowings. The remaining consideration was satisfied from the Company's existing working capital.

     The acquisition was accounted for as a purchase transaction, and the purchase price was allocated as follows: $126 million to software assets, $436 million to goodwill and other intangibles, and $30 million to equipment, receivables and other non-software assets, net of liabilities assumed. Additionally, the Company allocated $80.8 million, or 12% of the purchase price, to IPR&D, which was charged to expense in the June 1999 quarter. Purchased IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility nor had alternative future use.

     New Dimension groups its product lines into five categories: (i) Enterprise Production Management ("EPM"), (ii) Enterprise Output Management ("EOM"), (iii) Enterprise Event Management ("EEM"), (iv) Enterprise Security Management ("ESM"), and (v) Tandem Solutions ("TS"). New Dimension's primary IPR&D efforts can be summarized into four categories: (i) Integrated Operations Architecture for the Enterprise ("IOA/e"), (ii) Odaiko, (iii) E-business Enablement, and (iv) Security. These technologies will be incorporated into new releases of products within the categories listed above.

     Integrated Operations Architecture for the Enterprise. IOA/e is the supporting infrastructure for all of the distributed systems products from New Dimension. This infrastructure is anticipated to be the key enabler for all of the New Dimension products going forward. The intent of the project is to maintain competitiveness and ensure the product infrastructure can support all key customer requirements and product developments. It is also the intent of this infrastructure to ensure that products can scale to meet the growing demands customers are placing on them. This infrastructure will be the distributed systems version of the Integrated Operations Architecture for New Dimension's mainframe products. The goals of the project are to ensure easy configuration and installation of all of the products, increase the scalability of the products, ensure a common look and feel, and enable them to be better integrated with each other. The intent is to ensure that each of the products could be autonomous or fully integrated depending upon the customers' needs.

     Odaiko. Odaiko is the next major release of the Output Management family of products focused specifically on broadening this product family from purely a mainframe output management system to an enterprise-wide document and output management product family. Currently, this product family supports a document archive only on the mainframe, viewing of reports on a terminal or a PC and distribution of the reports to network connected printers. Odaiko will not only enable the end user to view the archived reports via a Web browser but also will give them the ability to customize the view of the data, making it easier for the customer to create e-business applications. This requires the interpretation of a variety of document formats (e.g., Xerox, IBM, Microsoft) and transformation of those formats into JPEG or HTML formats easily read via a Web browser.

     This project also entails the creation of lower-end repositories on UNIX and Windows NT. This enables customers to use a mainframe, UNIX or Windows NT system to archive their reports. This will allow customers to store reports on whatever systems they have and scale up to terabyte storage systems only currently available on mainframe systems.

     E-business Enablement. E-business enablement is the development of the infrastructure necessary to "internet-ize" the entire New Dimension product family. Each of the products that will utilize e-business enablement are Internet applications which not only provide a browser-based front-end but also are brand new applications with new and important functionality that customers require.

     Security. The security market is brand new for New Dimension. Customers have accepted the technology offered in current products and are asking for additional features and add-on applications to enable them to make better use of these applications. The current technology supports the administration of passwords and user ID's of security systems (e.g., RACF, TopSecret, ACF2, SEOS), applications (e.g., Lotus Notes, SAP R/3, Microsoft Exchange), databases (e.g., Oracle, Informix, MS SOL Server) and operating systems (e.g., UNIX, Microsoft Windows NT). It does this by placing an agent on each managed node along with a module, which understands how to communicate with each Resident Security System ("RSS"). These agent/module combinations communicate with a repository and the Enterprise Security Station ("ESS") console. Customer requirements drive the porting of the agent to each new operating system and platform as well as to support new RSS's. Key IPR&D projects involve the support of new RSS's including firewalls, ERP applications, and other security systems and platforms (e.g., Tandem). Additional features within the IPR&D project include the ability to have users request and create new passwords and user ID's. These passwords and user ID's would then be utilized or synchronized across all of the applications and systems that a user accesses. This technology will be Web-based and will allow end-users to enter their user ID and password and automatically register it with the appropriate applications, then trigger the synchronization job, while allowing for the system to monitor access.

     A significant portion of the IPR&D value also relates to the (i) CONTROL-M,
(ii) CONTROL-D, (iii) CONTROL-SA, and (iv) Enterprise Controlstation ("ECS") products. The IPR&D projects associated with these products have accounted for approximately $4.8 million of R&D expense. Remaining anticipated development costs in connection these IPR&D projects at the time of acquisition are expected to be approximately $3.5 million. The following is a summary of the primary IPR&D related to CONTROL-M, CONTROL-D, CONTROL-SA, and ECS.

     CONTROL-M

     - new Two Tier architecture for big SYSPLEX environments

     - an independent database layer (one source code for all supported databases)

     - functionality allowing for the ability to perform actions on a group of projects

     CONTROL-D

     - repository for providing multi-level, global indexing of data

     - SYSPLEX support

     - CONTROL-D technology for the Win/NT environment

     CONTROL-SA

     - security for managing users of Internet e-commerce applications

     - enhanced administration of control access rights

     - ability to be access and manage various enterprise applications

     - password synchronization

     ECS

     - functionality allowing for the ability to perform actions on a group of projects

     - mass environment management on Windows NT platform

     - enhanced diagnostics and problem determination tools

     - compatibility with Oracle databases.

As of the date of the acquisition, the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software, and internal use. As such, the value of the purchased IPR&D was expensed at the time of the acquisition. Remaining anticipated development costs in connection with all the products classified as in-process technology at the time of acquisition are expected to be approximately $26.5 million. Projected completion dates range from two to twenty months, at which time the Company expects to begin selling those developed products. The Company intends to continue devoting effort to developing commercially viable products from the purchased IPR&D, although it may not develop such commercially viable products. All of the foregoing estimates and projections were based on assumptions the Company believed to be reasonable at the time but which were inherently uncertain and unpredictable.

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

     The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations and venture capital rates of return. Due to the nature of the forecast and risks associated with the projected growth, profitability and the developmental nature of the projects, a 20% discount rate was used to value the New Dimension acquired IPR&D. The Company used a 15% rate in discounting the cash flows associated with the developed New Dimension technology. The Company believes these discount rates are commensurate with the respective stage of development and the uncertainties in the economic estimates described above. If the acquired IPR&D projects are not successfully completed, the Company's business, operating results, and financial condition may be materially adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

  Amortization of Goodwill and Intangibles

     In connection with the application of the purchase accounting method to the Company's acquisitions, portions of the purchase price were allocated to goodwill, workforce, customer base, software and other intangible assets. The Company is amortizing these intangibles over 4 to 5 year periods which reflect the estimated useful lives of the respective assets. The increase in the quarterly amortization expense is directly related to the acquisition of New Dimension discussed above.

  Merger Related Costs

     In conjunction with the Company's merger with Boole in March 1999, the Company's management approved a formal plan of restructuring (the "Plan") which included steps to be taken to integrate the operations of the two companies, consolidate duplicate facilities and streamline operations to achieve reductions in overhead expenses in future periods. In connection with the Plan, the Company charged $12.5 million, including transaction costs, to expense during the June 1999 quarter. As of June 30, 1999, the Company has accrued merger related costs of approximately $49 million comprised principally of the following components: employee related expenses including severance and other benefits, costs to eliminate duplicate facilities, transaction costs and impairment of assets to be disposed of as a result of integrating the combined companies.

OTHER INCOME

     For the first quarter of fiscal 2000, other income was $10.9 million, reflecting a decrease of 19% from $13.5 million of other income in the same quarter of fiscal 1999. Other income consists primarily of interest earned on tax-exempt municipal securities, euro bonds, corporate bonds, mortgage securities and money market funds. The decrease in other income is primarily due to approximately $6 million in interest expense related to the revolving credit facility entered into in April 1999.

INCOME TAXES

     For the first quarter of fiscal 2000, income tax expense was $2.3 million compared to $25.1 million for the same quarter in fiscal 1999. The Company's lower income tax expense related primarily to the benefit of the New Dimension IPR&D write-off and certain other one-time charges associated with restructuring efforts. The Company's income tax expense represents the federal statutory rate of 35%, plus certain foreign and state taxes, reduced primarily by the benefit from lower income taxes associated with the Company's European operations and the effect of tax exempt interest earned from cash investments.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth through funds generated from operations. As of June 30, 1999, the Company had cash, cash equivalents and investment securities of $1.1 billion.

     The Company did not repurchase any of its common shares on the open market during the first quarter of fiscal 2000.

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

     The Timing and Size of License Contracts Could Cause Quarterly Revenues and Earnings to Fluctuate. The Company's revenues and results of operations are difficult to predict and may fluctuate substantially. The timing and amount of the Company's license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. The Company generally operates with little or no sales backlog and, as a result, license revenues in any quarter are dependent upon contracts entered into or orders booked and shipped in that quarter. Most of the Company's sales are closed at the end of each quarter. There has been and continues to be a trend toward larger enterprise license transactions, which can have sales cycles of up to a year or more and require approval by a customer's upper management. These transactions are typically difficult to manage and predict. Failure to close an expected individually significant transaction or multiple expected transactions could cause the Company's revenues and earnings in a period to fall short of expectations. The Company generally does not know whether revenues and earnings will meet expected results until the final days or day of a quarter.

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

     Risks Related to Contraction of Operating Margins. There is a risk that the Company will not be able to sustain its high operating margins which would adversely affect its earnings. The Company's operating margins, excluding one-time charges, have varied from the low to mid 30% range in recent quarters, which is at the high-end of the range for peer companies. The Company does not compile margin analysis other than on an aggregated basis; however, the Company believes that the operating margins associated with its distributed systems products are substantially below those of its traditional mainframe products. Since the Company's mix of business continues to shift to distributed systems revenues and since research and development, sales, support and distribution costs for distributed systems software products are generally higher than for mainframe products, operating margins will experience more pressure. The Company may be unable to increase or even maintain its current level of profitability on a quarterly or annual basis in the future. Additionally, Boole and New Dimension historically experienced lower operating margins than BMC. Although the Company expects to increase the profitability from the integrated Boole and New Dimension operations to more closely resemble BMC's historical margins, there is no guaranty the Company will be successful or certainty of the length of time which the Company will require to accomplish this goal.

     Increased Competition and Pricing Pressures Could Adversely Affect
Sales. The market for systems management software has been increasingly competitive for the past number of years and is currently intensifying. The Company competes with a variety of software vendors including IBM and Computer Associates International, Inc. ("CA"). If IBM is successful with its efforts to achieve performance and functional equivalence with the Company's products at a lower cost, the Company's business will be materially adversely affected. The Company derived approximately 70% of its total revenues in fiscal 1999 from software products for IBM and IBM-compatible mainframe computers. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. IBM continues, directly and through third parties, to aggressively enhance its utilities for IMS and DB2 to provide lower cost alternatives to the products provided by the Company and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high speed utility markets over the last two years. CA has recently entered the mainframe database tools and utilities market with its acquisition of Platinum Technology International, Inc. and has announced its intention to compete with the Company in these markets.

     Capacity-based upgrade fees associated with both current and future processing capacity contributed approximately one-fourth to one-third of total BMC revenues each of fiscal years 1997, 1998 and 1999. Historically, these fees were not separately captured by Boole; however, the Company does not believe that the addition of Boole would significantly change the contribution of these fees to total revenues. The charging of upgrade fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. While the Company believes its current pricing policies properly reflect the value provided by its products, the pricing of mainframe systems software and particularly the charging of capacity-based upgrade fees is under constant pressure from customers and competitive vendors. IBM continues to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe hardware and software products. IBM also generally charges less for its software products. These actions continue to increase pricing pressures with the mainframe systems software markets. The Company has continued to reduce the cost of its mainframe tools and utilities in response to these and other competitive pressures.

     Decreasing Demand for Mainframe Processing Capacity Could Adversely Affect Revenues. Fees from enterprise license transactions remain fundamental components of the Company's revenues and the primary source of mainframe revenues. These revenues depend upon the Company's customers continuing to perceive an increasing need to use the Company's existing software products on substantially greater mainframe processing capacity in future periods. The Company believes that the demand for enterprise licenses has been driven by customer's recommitment over the last 36 months to the OS/390 mainframe platform for large scale, transaction intensive information systems. Whether this trend will continue is difficult to predict. If the Company's customers' processing capacity growth were too slow and/or if such customers were to perceive less relative benefit from the Company's current mainframe products, the Company's revenues would be adversely affected.

     Failure to Adapt to Technological Change Could Adversely Affect the Company's Earnings. If the Company fails to keep pace with technological change in its industry, such failure would have an adverse effect on its revenues and earnings. The Company operates in a highly competitive industry characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The distributed systems and application management markets in which the Company operates are far more crowded and competitive than its traditional mainframe systems management markets. The Company's ability to compete effectively and its growth prospects depend upon many factors, including the success of its existing client/server systems products, the timely introduction and success of future software products and the ability of its products to interoperate and perform well with existing and future leading databases and other platforms supported by its products. The Company has experienced long development cycles and product delays in the past, particularly with some of its client/server systems products, and expects to have delays in the future. Delays in new mainframe or client/server systems product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on the Company's revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products.

     Pricing Practices; Product Lines. The Company may choose in fiscal year 2000 or a future fiscal year to make changes to its product packaging, pricing or licensing programs. Such changes may have a material adverse impact on revenues or earnings, and such changes may cause the Company to revise its guidance on future operating results.

     Risks Related To Business Combinations. As part of its overall strategy, the Company has acquired or invested in, and plans to continue to acquire or invest in, complementary companies, products, technologies and to enter into joint ventures and strategic alliances with other companies. The Company's acquisitions of DataTools in May 1997; BGS Systems, Inc. ("BGS") in March 1998, Boole in March 1999 and New Dimension in April 1999 are the results of this strategy. Risks commonly encountered in such transactions include: the difficulty of assimilating the operations and personnel of the combined companies; the risk that the Company may not be able to integrate the acquired technologies or products with its current products and technologies; the potential disruption of the Company's ongoing business; the inability to retain key technical and managerial personnel; the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses; and decreases in reported earnings as a result of charges for in-process research and development and amortization of acquired intangible assets.

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

     With the acquisitions of BGS, Boole and New Dimension, the Company has initiated efforts to integrate the disparate cultures, employees, systems and products of these companies. In all three acquisitions, retention of key employees is critical to ensure the continued advancement, development, support, sales and marketing efforts pertaining to the acquired products. The Company has implemented retention programs to keep many of the key technical, sales and marketing employees; nonetheless, the Company has lost some key employees.

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

     The Company has initiated communication with certain key business partners to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 issues. The Company has consolidated its banking relationships with top tier financial institutions around the world who have represented to the Company that their respective systems are Year 2000 compliant. The bank accounts and banking relationships maintained by Boole and New Dimension are currently being evaluated to determine their Year 2000 compliance. Additionally, the Company has identified its critical suppliers and has requested Year 2000 compliance documentation from these suppliers respecting their products, services and supply chain. The Company expects this effort to be completed by September 30, 1999.

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

     The Company operates within a modern infrastructure. Accordingly, as of August 13, 1999, the Company has not incurred material costs in addressing Year 2000 issues, and the Company does not anticipate incurring material costs in implementing its Year 2000 plan or developing Year 2000 contingency plans. However, there can be no assurance that the actual costs of implementing the Company's Year 2000 plan will not exceed the Company's estimates or that the Company's business will not be materially adversely affected by Year 2000 issues.

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

     Conditions in Israel. The Company's New Dimension operations are conducted partially in Israel and, accordingly, the Company is directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect the Company's business, operating results and financial condition.

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

FORWARD-LOOKING INFORMATION

     Certain of the information relating to the Company contained or incorporated by reference in this Form 10-Q is forward-looking in nature. All statements included or incorporated by reference in this Form 10-Q or made by management of the Company other than statements of historical fact regarding the Company are forward-looking statements. Examples of forward-looking statements include statements regarding the Company's future financial results, operating results, market positions, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this Risk Factors section. These and many other factors could affect the future financial and operating results of the Company. These factors could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by or on behalf of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage these risks including the use of derivative instruments.

  Foreign Currency Exchange Rates

     The Company operates globally and the functional currency for most of its non-U.S. enterprises is the local currency. For the three months ended June 30, 1998 and 1999, approximately 37% and 31% of the Company's consolidated revenues were derived from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating the Company's foreign subsidiaries are incurred in foreign currencies. As a result, the Company's U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize the Company's risk from changes in foreign currency exchange rates, the Company utilizes certain derivative financial instruments.

     The Company utilizes primarily two types of derivative financial instruments in managing its foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to achieve hedges of firm commitments that subject the Company to transaction risk. The terms of the forward exchange contracts are generally one month or less and are entered into at the prevailing market rate. Purchased option contracts, with terms generally less than one year, are used by the Company to hedge anticipated, but not firmly committed, sales transactions. Principal currencies hedged are the German deutschemark, British pound and the French franc, in Europe; and, the Japanese yen and Australian dollar in the Pacific Rim region. The Company performs comparisons, on a monthly basis, of the purchased option contracts and the forecasted sales revenues to determine hedge correlation. While the Company actively manages its foreign currency risks on an ongoing basis, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows and financial position. Foreign currency fluctuations did not have a material impact on the Company's results of operations and financial position during the three months ended June 30, 1998 and 1999.

     Based on the Company's foreign currency exchange instruments outstanding at June 30, 1999, Company estimates that a near-term change in foreign currency rates would not materially affect its financial position, results of operations or net cash flows for the quarter ended June 30, 1999. The Company used a value-at-risk (VAR) model to measure potential fair value losses due to foreign currency exchange rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred by the Company.

  Interest Rate Risk

     The Company adheres to a conservative investment policy, whereby its principle concern is the preservation of liquid funds while maximizing its yield on such assets. Cash, cash equivalents and marketable securities approximated $1.1 billion at June 30, 1999, and were invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although the Company's portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold.

     The Company estimates that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for the quarter ended June 30, 1999. The Company used a value-at-risk ("VAR") model to measure potential market risk on its marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that will be incurred by the Company.

                                    PART II

                               OTHER INFORMATION

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS.

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

     The Company is subject to various other legal proceeding and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operation or consolidated financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

          None

     (b) Reports on Form 8-K.

          Report on Form 8-K announcing close of Boole & Babbage, Inc. merger filed with the Commission on April 13, 1999

          Report on Form 8-K announcing close of New Dimension Software, Ltd. acquisition filed with the Commission on April 28, 1999

          Report on Form 8-K/A incorporating financial information for Boole & Babbage, Inc. filed with the Commission on June 14, 1999

          Report on Form 8-K/A incorporating financial information for New Dimension Software, Ltd. filed with the Commission on June 14, 1999