Form 10-Q/A
period 1999-06-30
BMC SOFTWARE INC
filed 1999-08-17
CIK 835729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

                                            BMC SOFTWARE INC.

                                            By:    /s/ MAX P. WATSON JR.

                                              ----------------------------------
                                                     Max P. Watson Jr.
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

August 16, 1999

                                            By:    /s/ WILLIAM M. AUSTIN

                                              ----------------------------------
                                                     William M. Austin
                                                 Senior Vice President and
                                                  Chief Financial Officer

August 16, 1999

                                            By:   /s/ KEVIN M. KLAUSMEYER

                                              ----------------------------------
                                                    Kevin M. Klausmeyer
                                                  Chief Accounting Officer

August 16, 1999

                               INDEX TO EXHIBITS

        EXHIBIT NUMBER                                  DESCRIPTION
        --------------                                  -----------
              27                                  Financial Data Schedule