Form 10-Q
period 1999-09-30
BMC SOFTWARE INC
filed 1999-11-15
CIK 835729

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 5, 1999, there were outstanding 242,350,940 shares of Common Stock, par value $.01, of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements........................................    3
         Condensed Consolidated Balance Sheets as of March 31, 1999
           and September 30, 1999 (Unaudited)........................    3
         Condensed Consolidated Statements of Earnings and
           Comprehensive Income for the three months and six months
           ended September 30, 1998 and 1999 (Unaudited).............    4
         Condensed Consolidated Statements of Cash Flows for the six
           months ended September 30, 1998 and 1999 (Unaudited)......    5
         Notes to Condensed Consolidated Financial Statements........    6
         Management's Discussion and Analysis of Results of
ITEM 2.    Operations and Financial Condition........................   12
         Quantitative and Qualitative Disclosures about Market
ITEM 3.    Risk......................................................   25
PART II. OTHER INFORMATION
ITEM 1.  Legal Proceedings...........................................   27
ITEM 4.  Submission of Matters to a Vote of Security Holders.........   27
ITEM 6.  Exhibits and Reports on Form 8-K............................   27
         SIGNATURES..................................................   28

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              MARCH 31,    SEPTEMBER 30,
                                                                 1999          1999
                                                              ----------   -------------
                                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  347,914    $  307,033
  Investment securities.....................................     106,292        93,214
  Trade accounts receivable, net............................     178,388       237,609
  Trade finance receivables, current........................     180,614       143,909
  Deferred tax asset........................................      19,363        12,485
  Prepaid expenses and other................................      40,854       112,026
                                                              ----------    ----------
          Total current assets..............................     873,425       906,276
Property and equipment, net.................................     244,359       296,154
Software development costs, net.............................     110,136       130,200
Purchased software, net.....................................      32,766       148,107
Investment securities.......................................     750,427       758,123
Deferred tax asset..........................................       7,473        16,455
Long-term finance receivables...............................     223,977       191,352
Goodwill and other intangibles, net.........................       2,494       386,281
Deferred charges and other assets...........................      37,636        28,213
                                                              ----------    ----------
          Total assets......................................  $2,282,693    $2,861,161
                                                              ==========    ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable....................................  $   27,310    $   26,494
  Accrued commissions payable...............................      31,944        21,932
  Accrued liabilities and other.............................     142,120       154,051
  Accrued merger related costs..............................      38,305        21,284
  Short-term debt...........................................          --       395,000
  Current portion of deferred revenue.......................     411,172       429,367
                                                              ----------    ----------
          Total current liabilities.........................     650,851     1,048,128
  Deferred revenue and other................................     297,477       283,863
                                                              ----------    ----------
          Total liabilities.................................     948,328     1,331,991
Stockholders' equity:
  Common stock..............................................       2,366         2,413
  Additional paid-in capital................................     185,831       310,584
  Retained earnings.........................................   1,143,131     1,218,317
  Accumulated other comprehensive income (loss).............       8,762         3,602
                                                              ----------    ----------
                                                               1,340,090     1,534,916
  Less unearned portion of restricted stock compensation....       5,725         5,746
                                                              ----------    ----------
          Total stockholders' equity........................   1,334,365     1,529,170
                                                              ----------    ----------
                                                              $2,282,693    $2,861,161
                                                              ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       1998       1999       1998       1999
                                                     --------   --------   --------   --------
Revenues:
  Licenses.........................................  $200,113   $282,585   $390,539   $562,367
  Maintenance......................................    93,821    133,147    182,679    254,096
                                                     --------   --------   --------   --------
          Total revenues...........................   293,934    415,732    573,218    816,463
                                                     --------   --------   --------   --------
Operating expenses:
  Selling and marketing............................    95,568    156,441    185,369    296,800
  Research and development.........................    39,187     49,258     78,282    106,810
  Cost of maintenance services and product
     licenses......................................    35,495     40,950     67,929     78,149
  General and administrative.......................    20,471     29,716     41,218     64,011
  Acquired research and development costs..........        --         --     17,304     80,800
  Amortization of goodwill and intangibles.........     1,059     36,260      2,118     66,619
  Legal settlement{................................        --     38,826         --     38,826
  Merger related costs.............................        --      1,416         --     13,903
                                                     --------   --------   --------   --------
          Total operating expenses.................   191,780    352,867    392,220    745,918
                                                     --------   --------   --------   --------
Operating income...................................   102,154     62,865    180,998     70,545
Interest expense...................................        --     (7,017)        --    (13,140)
Interest and other income..........................    15,889     16,839     29,403     33,911
                                                     --------   --------   --------   --------
Other income, net..................................    15,889      9,822     29,403     20,771
                                                     --------   --------   --------   --------
Earnings before taxes..............................   118,043     72,687    210,401     91,316
Income taxes.......................................    33,068     13,859     58,209     16,130
                                                     --------   --------   --------   --------
          Net earnings.............................  $ 84,975   $ 58,828   $152,192   $ 75,186
                                                     ========   ========   ========   ========
Basic earnings per share...........................  $   0.36   $   0.25   $   0.65   $   0.32
                                                     ========   ========   ========   ========
Shares used in computing basic earnings per
  share............................................   233,983    239,517    233,592    238,551
                                                     ========   ========   ========   ========
Diluted earnings per share.........................  $   0.34   $   0.23   $   0.61   $   0.30
                                                     ========   ========   ========   ========
Shares used in computing diluted earnings per
  share............................................   248,965    253,129    248,595    251,454
                                                     ========   ========   ========   ========
Comprehensive Income:
  Net earnings.....................................  $ 84,975   $ 58,828   $152,192   $ 75,186
  Foreign currency translation adjustment, net of
     taxes of $1,851, $2,488, $1,304 and $1,741....     5,267      7,081      3,713      4,954
  Unrealized gain (loss) on securities available
     for sale:
     Gross unrealized gain (loss), net of taxes of
       $(1,512), $605, $1,160 and $3,079...........    (4,302)     1,723      3,301      8,766
     Realized (gain) loss included in net earnings,
       net of taxes of $267, $115, $590 and $339...      (759)      (328)    (1,680)      (967)
                                                     --------   --------   --------   --------
          Net unrealized gain (loss) on securities
            available for sale.....................    (5,061)     1,395      1,621      7,799
  Unrealized gain on derivative instruments:
     Gross unrealized gain (loss), net of taxes of
       $ -- , $(525), $ -- and $207................        --     (1,495)        --        588
     Realized gain included in net earnings, net of
       taxes of $ -- , $435, $ -- and $435.........        --     (1,238)        --     (1,238)
                                                     --------   --------   --------   --------
          Net unrealized gain (loss) on derivative
            instruments............................        --     (2,733)        --       (650)
                                                     --------   --------   --------   --------
          Comprehensive income.....................  $ 85,181   $ 64,571   $157,526   $ 87,289
                                                     ========   ========   ========   ========

     See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998        1999
                                                              ---------   ---------
Cash flows from operating activities:
  Net earnings..............................................  $ 152,192   $  75,186
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Acquired research and development and merger related
      costs.................................................     17,304      80,800
     Depreciation and amortization..........................     34,762      95,261
     Loss on sale/disposal of fixed assets..................         42          --
     Gain on sale/disposal of investments...................     (2,565)     (1,306)
     Stock issued under compensatory stock plans............         58         (21)
     Net change in deferred taxes...........................     (5,896)      7,196
     Net change in receivables, payables, deferred revenue
      and other components of working capital...............    144,000     (98,261)
                                                              ---------   ---------
       Total adjustments....................................    187,705      83,669
                                                              ---------   ---------
          Net cash provided by operating activities.........    339,897     158,855
                                                              ---------   ---------
Cash flows from investing activities:
  Technology acquisitions, net of cash acquired.............     (6,400)   (635,501)
  Purchased software and related assets.....................       (903)         --
  Capital expenditures......................................    (46,974)    (59,010)
  Capitalization of software development....................    (31,048)    (34,926)
  Purchases of securities held to maturity..................   (237,929)    (77,230)
  Proceeds from securities held to maturity.................     33,668      86,418
  (Increase) decrease in long-term finance receivables......    (13,543)     57,854
                                                              ---------   ---------
          Net cash used in investing activities.............   (303,129)   (662,395)
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds from borrowings..................................         --     498,825
  Repayments of borrowings..................................     (1,113)   (105,000)
  Stock options exercised and other.........................     10,985      62,139
  Treasury stock acquired...................................    (19,579)         --
  Proceeds from issuance of Boole common stock..............      3,095          --
                                                              ---------   ---------
          Net cash provided by financing activities.........     (6,612)    455,964
                                                              ---------   ---------
Adjustment to conform quarter end of Boole..................      7,388          --
Effect of exchange rate changes on cash.....................      3,776       6,695
                                                              ---------   ---------
Net change in cash and cash equivalents.....................     41,320     (40,881)
Cash and cash equivalents at beginning of period............    106,016     347,914
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $ 147,336   $ 307,033
                                                              =========   =========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $   1,694   $   8,415
  Cash paid for income taxes................................  $   7,490   $  24,678

     See accompanying notes to condensed consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of BMC Software, Inc. and its wholly owned subsidiaries (collectively, "BMC" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the condensed consolidated financial statements for prior years to conform with the current presentation.

     The accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended March 31, 1999 as filed with the Securities and Exchange Commission ("SEC") on Form 10-K.

     Effective March 30, 1999 the Company merged with Boole & Babbage, Inc. ("Boole") in a pooling of interests transaction. The Company's results of operations for the three months and six months ended September 30, 1998 have been restated to include the historical results of operations of Boole for the same period.

     The Company acquired New Dimension Software, Ltd. ("New Dimension") effective April 14, 1999, in a purchase transaction. The Company's financial results for the three months and six months ended September 30, 1999, include, respectively, the financial results of New Dimension for the three months ended September 30, 1999 and for the period beginning April 14, 1999 through September 30, 1999. See Note 3 -- Technology Acquisition for further discussion regarding the New Dimension acquisition and for the unaudited pro forma financial information.

NOTE 2 -- EARNINGS PER SHARE

     The Company presents its earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of earnings per share ("EPS"); basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered common stock equivalents using the treasury stock method. The following table summarizes the basic EPS and diluted EPS computations for the three months and six months ended September 30, 1998 and 1999 (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       1998       1999       1998       1999
                                                     --------   --------   --------   --------
Basic earnings per share:
  Net earnings.....................................  $ 84,975   $ 58,828   $152,192   $ 75,186
  Weighted average number of common shares.........   233,983    239,517    233,592    238,551
                                                     --------   --------   --------   --------
  Basic earnings per share.........................  $   0.36   $   0.25   $   0.65   $   0.32
                                                     ========   ========   ========   ========
Diluted earnings per share:
  Net earnings.....................................  $ 84,975   $ 58,828   $152,192   $ 75,186
  Weighted average number of common shares.........   233,983    239,517    233,592    238,551
  Incremental shares from assumed conversion of
     stock options and other.......................    14,982     13,612     15,003     12,903
                                                     --------   --------   --------   --------
  Adjusted weighted average number of common
     shares........................................   248,965    253,129    248,595    251,454
                                                     --------   --------   --------   --------
  Diluted earnings per share.......................  $   0.34   $   0.23   $   0.61   $   0.30
                                                     ========   ========   ========   ========

NOTE 3 -- TECHNOLOGY ACQUISITION

     On April 14, 1999, the Company acquired, through a public tender offer, in excess of 95% of the outstanding ordinary shares of New Dimension. Total consideration paid approximated $673 million, including the cost of the remaining approximately 5% of the outstanding shares acquired during the quarter ended September 30, 1999. The acquisition was accounted for as a purchase transaction, and the purchase price was allocated as follows: $126 million to software assets, $436 million to goodwill and other intangibles and $30 million to equipment, receivables and other non-software assets, net of liabilities assumed. Additionally, BMC allocated $81 million, or 12% of the purchase price, to purchased in-process research and development ("IPR&D"), which was charged to expense in the June 1999 quarter. Purchased IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by purchased technology that, at the acquisition date, had not yet reached technological feasibility. The cash flow estimates for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles and the estimated life of each products' underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Estimated operating expenses included cost of goods sold, selling and marketing expenses, general and administrative expenses and research and development expenses, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. The rates utilized to discount to present value the estimated cash flows were 20% for in-process technologies and 15% for developed technologies and were based primarily on venture capital rates of return and the weighted average cost of capital for BMC at the time of the acquisition.

     As of the date of acquisition, the Company concluded that the IPR&D had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software and internal use. The value of the purchased IPR&D was expensed at the time of the acquisition. Refer to "Acquired Research and Development and Related Costs" in Management's Discussion and Analysis of Results of Operations and Financial Condition for further discussion of the Company's IPR&D charges.

     In order to fund the purchase price for New Dimension, the Company entered into a 364-day, unsecured revolving credit facility with a group of banks on which the Company drew down approximately $500 million of short-term borrowings. See Note 5 -- Short-term Borrowings for further discussion regarding the credit facility. The remaining consideration was satisfied from the Company's existing working capital. Additionally, the purchase price includes the Company's historical cost of approximately $2 million for 452,800 shares of New Dimension held by Boole, a wholly owned subsidiary of the Company, prior to the acquisition. Such shares would have been valued at approximately $24 million based on the $52.50 per share tender offer price.

     The following unaudited pro forma results of operations for the three months and six months ended September 30, 1998 and 1999 are presented as if the acquisition of New Dimension had occurred at the beginning of each period presented. The pro forma information includes New Dimension's financial results for the three months and six months ended June 30, 1998 and September 30, 1999, respectively, combined with the accounts of the Company for the three months and six months ended September 30, 1998 and 1999, respectively.

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                     ---------------------       ---------------------
                                       1998         1999           1998         1999
                                     --------     --------       --------     --------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues(1)..................  $311,370     $415,732       $605,856     $819,357
Total operating expenses(1)(2).....  $240,100     $352,867       $487,424     $674,174
Net earnings(2)....................  $ 47,502     $ 58,828       $ 76,799     $119,079
Basic EPS(2).......................  $   0.20     $   0.25       $   0.33     $   0.50
Shares used in computing Basic
  EPS..............................   233,983      239,517        233,592      238,551
Diluted EPS(2).....................  $   0.19     $   0.23       $   0.31     $   0.47
Shares used in computing Diluted
  EPS..............................   248,965      253,129        248,595      251,454

---------------

(1) Includes the elimination of $2.9 million and $6.3 million for the three months and six months, respectively, ended September 30, 1998, of royalties paid by the Company to New Dimension.

(2) The pro forma results of operations exclude the effects of the $80.8 million ($56.6 million, net of taxes) write-off of IPR&D associated with the acquisition, in accordance with generally accepted accounting principles.

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

NOTE 5 -- SHORT-TERM BORROWINGS

     In April 1999, the Company entered into a 364-day unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Company drew down approximately $500 million on the Credit Facility during the June 1999 quarter to fund the New Dimension acquisition. Interest on the outstanding balance is payable monthly and is accrued at LIBOR plus 75 basis points, which approximated 6.3% as of September 30, 1999, and has averaged 5.9% over the period outstanding. The Company holds a renewal option on the Credit Facility, which, if exercised, will enable the Company to convert the outstanding balance at the end of the initial 364-day period into a one-year term loan. The Company has repaid $105 million of outstanding principal as of September 30, 1999.

NOTE 6 -- ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" at the beginning of the fourth quarter of fiscal 1999. The Statement established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, in which case changes are recognized in comprehensive income for cash flow hedges. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     One of the Company's principal hedging activities is to purchase foreign currency option contracts to hedge anticipated revenue transactions. The Company has reported the option contracts at fair value each reporting period and the change in the intrinsic value of such contracts has been reported as other comprehensive income.

NOTE 7 -- SEGMENT REPORTING

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

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                           -------------------     -------------------
                                             1998       1999         1998       1999
                                           --------   --------     --------   --------
                                                         (IN THOUSANDS)
REVENUES
Mainframe:
  License................................  $144,602   $171,418     $279,077   $362,359
  Maintenance............................    71,323     94,400      142,513    184,290
                                           --------   --------     --------   --------
          Total mainframe revenues.......   215,925    265,818      421,590    546,649
Distributed systems:
  License................................    55,511    111,167      111,462    200,008
  Maintenance............................    22,498     38,747       40,166     69,806
                                           --------   --------     --------   --------
          Total distributed systems
            revenues.....................    78,009    149,914      151,628    269,814
                                           --------   --------     --------   --------
          Total revenues.................  $293,934   $415,732     $573,218   $816,463
                                           ========   ========     ========   ========

     Mainframe revenue represents revenue pertaining to products that operate primarily on the IBM OS/390 mainframe operating system and databases. Distributed systems revenue represents revenue pertaining to products that operate on Unix, MS Windows NT and other distributed systems operating systems and Oracle, Informix, Sybase, SQL and other distributed systems databases. Also classified as distributed systems products are cross-platform products that operate in both environments. These cross-platform products are generally licensed based on metrics such as number of users or tasks managed.

NOTE 8 -- MERGER RELATED COSTS

     Pursuant to the close of the Company's merger with Boole in March 1999, BMC's management approved a formal plan of restructuring to integrate fully the operations of the two companies, consolidate duplicate facilities and eliminate redundancies to achieve reductions in overhead expenses in future periods. In connection with this plan, in March of 1999, the Company accrued approximately $17.7 million in restructuring related costs and $20.6 million in direct transaction costs.

     During the quarter ended June 30, 1999, the Company made certain revisions to this restructuring plan. Significant revisions include the following: the termination of approximately 275 additional employees, primarily in the United States and Europe, which resulted in an increase in accrued termination benefits of approximately $11 million; the accrual of other termination benefits which were contingent upon certain performance criteria of approximately $1 million; revisions to the original exit strategy for certain operating leases for office space in the United States and Europe which led to a decrease in the liability of approximately $3 million; and the accrual for termination costs for certain operating leases for computer hardware and equipment of approximately $1 million. Additionally, in conjunction with the New Dimension acquisition (see
Note 3 -- Technology Acquisitions), the Company has accrued approximately $0.4 million for estimated costs to terminate certain operating leases for duplicate office space. As of September 30, 1999, the Company had paid approximately $10 million for restructuring related charges, comprised mostly of employee termination benefits.

     In addition to the restructuring charges, the Company incurred various direct transaction costs, such as investment banking, legal and accounting fees, pursuant to the Boole and New Dimension transactions. As of September 30, 1999, the Company's accrual for unpaid transaction costs approximated $3.8 million. The Company expects that payment of these accruals will occur by the end of fiscal 2000.

     The following table summarizes the activity during the quarter ended September 30, 1999 in the accruals for acquisition and other costs, excluding direct transaction costs (in millions):

                                                   PAID OUT OR
                                 BALANCE AT      CHARGED AGAINST     REVISION OF THE       BALANCE AT
                                JUNE 30, 1999   THE RELATED ASSETS       ACCRUAL       SEPTEMBER 30, 1999
                                -------------   ------------------   ---------------   ------------------
Facility costs and write-down
of fixed assets to be disposed
of............................      $ 8.6             $ (2.0)             $0.4               $ 7.0
Employee termination
  benefits....................       17.4               (7.3)              0.4                10.5
Other merger related costs....        0.4               (1.0)              0.6                  --
                                    -----             ------              ----               -----
          Total...............      $26.4             $(10.3)             $1.4               $17.5
                                    =====             ======              ====               =====

     This accrual, which excludes accrued transaction costs, represents management's best estimate, based on available information as of September 30, 1999 of identifiable and quantifiable charges that the Company anticipates it will incur as a result of the actions taken under the restructuring plan. The Company expects to incur other costs which were either not quantifiable or to which the Company had not committed to a course of action as of September 30, 1999, and therefore, have not been included in the accrual. These costs could have a material adverse impact on future operating results. In addition to costs included in the accrual for the merger and restructuring plan, the Company will incur other incremental expenses in the near term as a direct result of its integration efforts, but for which classification as restructuring charges is not allowed under current accounting standards. These items, such as relocation and retraining of personnel and development or marketing efforts for enhanced or integrated products, could be significant to future operating results.

NOTE 9 -- LEGAL SETTLEMENT

     In October 1999, the Company settled all claims in a lawsuit styled BMC Software vs. Peregrine/Bridge Transfer Corp., Skunkware, Inc., Neon Systems, Inc., Wayne E. Fisher and John J. Moores vs. BMC Software, Inc. and Max P. Watson. The settlement comprised a $30 million payment by the Company to certain defendants and an $8 million payment to Neon Systems, Inc. under a software distribution agreement entered into in connection with the settlement.

     The $38,826,000 charge for legal settlement taken in the September 1999 quarter includes legal fees and other litigation expenses incurred by the Company during the quarter of $8,826,000.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

     In addition to historical information, this Quarterly Report contains forward looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "may," "believes," "expects," "anticipates," "estimates," "will," "plans," "contemplates," "would" and similar expressions that contemplate future events. Examples of forward looking statements include statements regarding the Company's future financial results, operating results, market positions, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. Numerous important factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from the results implied by these or any other forward looking statements made by, or on behalf of, the Company. These important factors, risks and uncertainties include, but are not limited to, those described in the paragraphs below under the heading "B. Certain Risks and Uncertainties That Could Affect Future Operating Results" and those contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (the "1999 10-K Annual Report"). Readers are cautioned not to place undue reliance on these forward looking statements as there can be no assurance that future results will meet expectations.

     You should also read the discussion below together with the Company's Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report.

A. RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Earnings and Comprehensive Income bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                                          PERCENTAGE OF TOTAL REVENUE
                                                         -----------------------------
                                                         THREE MONTHS     SIX MONTHS
                                                             ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   -------------
                                                         1998    1999    1998    1999
                                                         -----   -----   -----   -----
Revenues:
  License..............................................   68.1%   68.0%   68.1%   68.9%
  Maintenance..........................................   31.9    32.0    31.9    31.1
                                                         -----   -----   -----   -----
                                                         100.0   100.0   100.0   100.0
Operating expenses:
  Selling and marketing................................   32.5    37.6    32.3    36.3
  Research and development.............................   13.3    11.9    13.6    13.1
  Cost of maintenance services and product licenses....   12.1     9.9    11.9     9.6
  General and administrative...........................    6.9     7.2     7.2     7.8
  Acquired research and development costs..............     --      --     3.0     9.9
  Amortization of goodwill and intangibles.............    0.4     8.7     0.4     8.2
  Legal settlement.....................................     --     9.3      --     4.8
  Merger related costs.................................     --     0.3      --     1.7
                                                         -----   -----   -----   -----
Operating income.......................................   34.8    15.1    31.6     8.6
Other income...........................................    5.4     2.4     5.1     2.6
                                                         -----   -----   -----   -----
Earnings before taxes..................................   40.2    17.5    36.7    11.2
Income taxes...........................................   11.3     3.3    10.1     2.0
                                                         -----   -----   -----   -----
          Net earnings.................................   28.9%   14.2%   26.6%    9.2%
                                                         =====   =====   =====   =====

REVENUES

                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                    -------------------            -------------------
                                      1998       1999     CHANGE     1998       1999     CHANGE
                                    --------   --------   ------   --------   --------   ------
                                      (IN THOUSANDS)                 (IN THOUSANDS)
North American license revenues...  $125,175   $194,754    55.6%   $249,465   $397,135    59.2%
International license revenues....    74,938     87,831    17.2     141,074    165,232    17.1
                                    --------   --------            --------   --------
          Total license
            revenues..............   200,113    282,585    41.2     390,539    562,367    44.0
North American maintenance
  revenues........................    54,742     82,670    51.0     107,107    157,119    46.7
International maintenance
  revenues........................    39,079     50,477    29.2      75,572     96,977    28.3
                                    --------   --------            --------   --------
Total maintenance revenues........    93,821    133,147    41.9     182,679    254,096    39.1
                                    --------   --------            --------   --------
          Total revenues..........  $293,934   $415,732    41.4    $573,218   $816,463    42.4
                                    ========   ========            ========   ========

  Total Revenues

     The Company generates revenues primarily from product license revenues for its computer software products and product maintenance fees for the associated maintenance, enhancement and support of these products. For a discussion of the Company's revenue recognition policies for these types of revenues, see Footnote 1(h) to Notes to Consolidated Financial Statements in the 1999 10-K Annual Report. The Company also provides fee-based consulting services to its customers. The Company recognizes consulting services revenues as the services are performed.

  Product License Revenues

     Product license revenues consist of product license fees and license upgrade fees. Product license fees are all fees associated with a customer's licensing of a given software product for the first time. License upgrade fees are all fees associated with a customer's purchase of the right to run a previously licensed product on a larger computer or computers. License upgrade fees are primarily generated by the Company's mainframe products and include fees associated both with current and future additional processing capacity. Effective April 1, 1999 the Company adopted a modified definition of product license and product upgrade fees as discussed below under the heading "Definition of License Revenue Categories."

     The Company's North American operations generated 63% and 69% of total license revenues in the three months ended September 30, 1998 and 1999, respectively, and 64% and 71% of total license revenues for the six-month periods ended September 30, 1998 and 1999, respectively. The 56% growth in North American license revenues in the second quarter of fiscal 2000 as compared to the same period in fiscal 1999 was derived principally from increased product license fees generated from product license fees for distributed and mainframe products and from license upgrade fees associated with future processing capacity. For the six months ended September 30, 1999, the 59% increase in North American license revenues over the comparable prior year six-month period is primarily attributable to the same factors.

     International license revenues represented 37% and 31% of total license revenues for the quarters ended September 30, 1998 and 1999, respectively, and 36% and 29% of total license revenues for the six months ended September 30, 1998 and 1999, respectively. International license revenue growth of 17% from the second quarter of fiscal 1999 to the comparable quarter of fiscal 2000 was principally derived from increased product license fees. For the six months ended September 30, 1999, the 17% increase in international license revenues over the prior year was primarily attributable to capacity-based license upgrade fees (for current and future capacity) and, to a lesser extent, product license fees generated from the Company's distributed systems products.

     The sustainability and growth of the Company's mainframe-based license revenues are dependent upon capacity-based license upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license agreements allowing them to install the Company's products on any number of CPUs, subject to a maximum limit on the aggregate processing power of the CPUs as measured in millions of instructions per second ("MIPS") MIPS. Additional license upgrade fees are due if the MIPS limit is exceeded. Substantially all of these transactions include license upgrade fees associated with additional processing capacity beyond the customer's current usage level and some include product license fees for additional products. The fees associated with future additional mainframe processing capacity typically comprise from one-half to substantially all of the license fees included in the enterprise license transaction. During the quarter ended September 30, 1999, license upgrade fees (for current and future processing capacity) accounted for 32% of total revenues. The Company has experienced a strong increase in demand from its largest customers for the right to run its products on increased current and anticipated mainframe processing capacity as enterprises invest heavily in their core OS/390 mainframe information systems. This trend has led to larger single transactions with higher per MIPS discounts. The Company expects that it will continue to be dependent upon these capacity-related license upgrade fees. With the rapid advancement of distributed systems technology and customers' needs for more functional and open applications, such as pre-packaged enterprise resource planning applications, to replace legacy systems, there can be no assurance that the demand for mainframe processing capacity or the perceived benefits of the Company's core mainframe products will continue at current levels. Should this trend slow or reverse, it would adversely impact the Company's mainframe license revenues and its operating results. See the discussion below under the heading "Certain Risks and Uncertainties that Could Affect Future Operating Results."

  Definitions of License Revenue Categories

     The Company licenses its products primarily in two ways: by copy and on an enterprise license basis by aggregate licensed capacity. When products are licensed on a per copy basis, license revenues from the initial licensing of each copy of the product are product license fees. All revenues from the customer's licensing of the right to use a previously licensed copy on a larger computer are license upgrade fees. When products are licensed on an enterprise, aggregate licensed processing capacity basis, all license revenues associated with the first time licensing of such products are product license fees. All revenues associated with the licensing of a previously licensed product to operate on additional aggregate processing capacity are license upgrade fees.

     The definition of product license fees received when a product is licensed on an aggregate licensed capacity basis became effective for the June 1999 quarter and represents a change from the Company's practices prior to acquiring Boole and New Dimension. Previously in aggregate licensed capacity transactions, revenues associated with the first time licensing of a product were allocated between revenues associated with the customer's current processing capacity, which were categorized as product license fees, and revenues associated with future processing capacity, which were categorized as license upgrade fees. Now all of these fees are categorized as product license fees. The effect of this change is to increase the amount of revenues allocated to product license fees and to decrease the amount of revenues allocated to license upgrade fees. For large enterprise license transactions that include newly licensed products, the effect of this change is significant. This change solely impacts the Company's internal characterization of license revenues and has no effect on the Company's license revenue recognition.

  Maintenance and Support Revenues; Services Revenues

     Maintenance and support revenues represent the ratable recognition of fees to enroll licensed products in the Company's software maintenance, enhancement and support program and recognition of revenues from professional services performed during the period by the Company's professional services business. Maintenance and support enrollment entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems and applications. These fees are generally charged annually and equal 15% to 20% of the list price of the product at the time of renewal, less any applicable discounts. Customers that elect to prepay for multiple years of maintenance coverage receive an additional, time-value-of-money discount. Maintenance revenues also include the ratable recognition of the bundled fees for any first-year maintenance services covered by the related perpetual license agreement.

     In the three months and six months ended September 30, 1999, maintenance revenues increased 42% to $133 million and 39% to $254 million, respectively, as compared to the same periods in the prior fiscal year. The growth in both periods derived from high maintenance renewal rates, customers' deployment of the Company's mainframe products on greater processing capacity and rapid growth of distributed systems licenses. Consulting services fees also contributed to the maintenance revenue growth.

  Product Line Revenues

     At September 30, 1999, the Company marketed over 450 software products designed to improve the availability, performance and recoverability of enterprise applications, databases and other Information Technology ("IT") systems components operating in mainframe (OS/390) and distributed computing environments. The Company's mainframe products accounted for 73% and 64%, respectively, of total revenues in the quarters ended September 30, 1998 and 1999, and 74% and 67% of total revenues, respectively, for the six-month periods ended September 30, 1998 and 1999. Total revenues from mainframe products for the three months and six months ended September 30, 1999 grew 23% and 30% as compared to the respective prior year periods. The revenues from these products are driven largely by the growth in customers' processing capacity. Excluding revenues associated with New Dimension which the Company acquired in April 1999, total revenue growth was approximately 33% in the September 1999 quarter and 36% in the first six months of fiscal 2000.

     The high performance utilities and administrative tools for IBM's IMS and DB2 database management systems comprise the largest portion of the Company's mainframe-based revenues and total revenues. The IMS and DB2 tools and utilities contributed 46% and 41% of total revenues for the three months ended September 30, 1998 and 1999, respectively, and 45% and 43% of total revenues for the six-month periods ended September 30, 1998 and 1999, respectively. Total revenues and license revenues from these product lines combined grew 26% and 20%, respectively, in the second quarter of fiscal 2000, and both grew 35% in the six-month period of fiscal 2000, as compared to the respective prior year periods. The Company's other products for the OS/390 mainframe environment contributed 27% and 23% of total revenues for the three months ended September 30, 1998 and 1999, respectively, and 29% and 24% of total revenues for the six-month periods ended September 30, 1998 and 1999, respectively. Total revenues and license revenues for these other mainframe products grew 19% and 15%, respectively, in the second quarter of fiscal 2000 and grew 21% and 19%, respectively, in the six-month period of fiscal 2000.

     Distributed systems product revenue growth in the quarter derived primarily from increased market acceptance of the PATROL application and data management product suite, the Company's significant and growing investment in its distributed systems direct and indirect sales channels and higher distributed systems maintenance fees. In total, the distributed systems product lines contributed 27% and 36% of total revenues for the quarters ended September 30, 1998 and 1999, respectively, and 28% and 39% of license revenues for the same periods. In the six months ended September 30, 1998 and 1999, these product lines contributed 26% and 33% of total revenues and 29% and 36% of license revenues, respectively. Total distributed systems revenues grew 92% and license revenues from distributed systems grew 100% in the second quarter of fiscal 2000, and 78% and 79%, respectively, for the six months ended September 30, 1999 as compared to the respective prior year periods. In the September quarter, the PATROL product line generated approximately one-half of total revenues generated by distributed systems products. The revenues from the Company's distributed systems product offerings depend upon the continued market acceptance of the Company's existing products and the Company's ability to successfully develop and deliver additional products for the distributed systems environment. The Company has experienced rapid growth in its distributed systems product lines since their introduction in late fiscal 1994. The distributed systems market is highly competitive and dynamic and there can be no assurance that this growth will continue.

OPERATING EXPENSES

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                 -------------------            -------------------
                                                   1998       1999     CHANGE     1998       1999     CHANGE
                                                 --------   --------   ------   --------   --------   ------
                                                   (IN THOUSANDS)                 (IN THOUSANDS)
Selling and marketing..........................  $ 95,568   $156,441    63.7%   $185,369   $296,800    60.1%
Research and development.......................    39,187     49,258    25.7      78,282    106,810    36.4
Cost of maintenance services and product
  licenses.....................................    35,495     40,950    15.4      67,929     78,149    15.0
General and administrative.....................    20,471     29,716    45.2      41,218     64,011    55.3
Acquired research and development..............        --         --      --      17,304     80,800   366.9
Amortization of goodwill and intangibles.......     1,059     36,260     N/M       2,118     66,619     N/M
Legal settlement...............................        --     38,826     N/M          --     38,826     N/M
Merger related costs...........................        --      1,416     N/M          --     13,903     N/M
                                                 --------   --------            --------   --------
         Total operating expenses..............  $191,780   $352,867    84.0%   $392,220   $745,918    90.2%
                                                 ========   ========            ========   ========

  Selling and Marketing

     The Company's selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Personnel costs were the largest single contributor to the expense growth in the three months and six months ended September 30, 1999. This increase was primarily attributable to significant hiring of additional distributed systems sales representatives and technical sales support consultants as well as significant growth in the Company's professional services group. Sales commissions increased in the second quarter and first half of fiscal 2000 as a result of the 41% and 44% increases, respectively, in license revenues. Marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems products and to support a growing indirect distribution channel. Marketing expenses were further impacted by a major re-branding effort which began in the first quarter and continued through the end of the second quarter. Other contributors to the increase were significantly higher levels of expenses for trade shows and sales seminars.

  Research and Development

     Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain the Company's data processing center. Increases in the Company's research and development expenses in the second quarter of fiscal 2000 were the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities costs. Research and development costs were reduced by amounts capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. The Company capitalizes its software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During the second quarter of fiscal 1999 and 2000, the Company capitalized approximately $18.1 million and $16.1 million, respectively, of software development costs. Capitalized software development costs for the six months ended September 30, 1998 and 1999 were $30.6 million and $33.1 million, respectively.

  Cost of Maintenance Services and Product Licenses

     Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of the Company's products and royalty fees. Growth in the cost of maintenance services and product licenses from the second quarter and first half of fiscal 1999 to the second quarter and first half of fiscal 2000 was due to increases in technical and customer support employees. The Company amortized $10.6 million and $5.6 million in the second quarter of fiscal 1999 and 2000, respectively, of capitalized software development costs pursuant to SFAS No. 86. For the six months ended September 30, 1998 and 1999, the Company amortized $15.2 million and $11.5 million, respectively. For the quarter and six months ended September 30, 1998, the Company expensed $3.2 million and $4.3 million, respectively, of capitalized software development costs to accelerate the amortization of certain software products. The Company accelerated the amortization of these software products as they were not expected to generate sufficient future revenues which would be required for the Company to realize the carrying value of the assets. No accelerated amortization was taken for the quarter ended September 30, 1999. The Company expects its cost of maintenance services and product licenses will continue to increase as the Company capitalizes a higher level of software development costs and as the Company builds its distributed systems product support organization, which is less cost-effective than its mainframe support organization because of the complexity and variability of the environments in which the products operate. The distributed systems products operate in a high number of operating environments, including operating systems, DBMSs and ERP applications and require greater ongoing platform support development activity relative to the Company's OS/390 mainframe products.

  General and Administrative

     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, product distribution, facilities management and human resources. Other expenses included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance and costs of managing the Company's foreign currency exposure. Growth in general and administrative expenses for both the three months and six months ended September 30, 1999 over the same periods ended September 30, 1998 was largely due to increased personnel costs along with higher costs associated with the related infrastructure to support the Company's growth.

  Acquired Research and Development and Related Costs

     The Company did not incur acquired in-process research and development ("IPR&D") costs during the quarters ended September 30, 1998 and 1999. Acquired IPR&D costs for the six months ended September 30, 1998 and 1999, were $17.3 million and $80.8 million, respectively. These technology charges related to the acquisitions of in-process technologies and technology rights in the first quarter of fiscal 1999 and the acquisition of New Dimension in the first quarter of fiscal 2000.

     The following table presents information, in thousands, concerning the purchase price allocations for the acquisitions accounted for under the purchase method for the six months ended September 30, 1998 and 1999.

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

     In June 1998, the Company entered into a technology agreement with Envive Corporation ("Envive") primarily to strengthen its ERP business management solutions to provide better diagnostic and correlation ability, service level management and end-to-end monitoring capability. The Company also secured the rights to distribute certain products in the SAP management market. The Company's committed costs associated with the transaction approximated $17.7 million. The Company allocated $6.4 million of the transaction costs to software assets, prepaid royalties and interest. The remaining $11.3 million was allocated to acquired IPR&D that had not reached technological feasibility as of the date of the transaction. The Company is in the process of evaluating the alternative levels of commitment and effort required to develop the above-mentioned functionality in the non-SAP environments. The range of future expenditures associated with these alternatives is $0.5 million to $3.5 million.

     On April 14, 1999, the Company acquired through a public tender offer in excess of 95% of the outstanding ordinary shares of New Dimension for approximately $673 million in total consideration. The purchase price includes the Company's historical cost of approximately $2 million for shares of New Dimension previously owned by Boole. Unrealized gains related to these New Dimension shares of approximately $22 million included in long term marketable securities and accumulated other comprehensive income at March 31, 1999 were eliminated at the closing of the purchase. In order to fund the purchase price, the Company entered into a 364-day unsecured revolving credit facility with a group of banks from which the Company drew down approximately $500 million of short-term borrowings. The remaining consideration was funded from the Company's existing working capital. The acquisition was accounted for as a purchase transaction, and the purchase price was allocated as follows: $126 million to software assets, $436 million to goodwill and other intangibles, and $30 million to equipment, receivables and other non-software assets, net of liabilities assumed. Additionally, the Company allocated $80.8 million, or 12% of the purchase price, to IPR&D, which was charged to expense in the June 1999 quarter. Purchased IPR&D represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility nor had alternative future use. Refer to the June 1999 Form 10-Q for a description of the acquired New Dimension IPR&D.

     As of the date of the New Dimension acquisition, the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software, and internal use. As such, the value of the purchased IPR&D was expensed at the time of the acquisition. Remaining anticipated development costs in connection with all the products classified as in-process technology at the time of acquisition are expected to be approximately $24.5 million. Projected completion dates range from two to twenty months, at which time the Company expects to begin selling those developed products. The Company intends to continue devoting effort to developing commercially viable products from the purchased IPR&D, although it may not develop such commercially viable products. All of the foregoing estimates and projections were based on assumptions the Company believed to be reasonable at the time but which were inherently uncertain and unpredictable.

     The values assigned to acquired IPR&D were generally determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projections used to value the acquired IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. Operating expenses were estimated based on historical results and anticipated profit margins. Due to purchasing power increases and general economies of scale, estimated operating expenses as a percentage of revenues were, in some cases, estimated to decrease after the acquisition.

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

  Legal Settlement

     In October 1999, the Company settled all claims in a lawsuit styled BMC Software vs. Peregrine/Bridge Transfer Corp., Skunkware, Inc., Neon Systems, Inc., Wayne E. Fisher and John J. Moores vs. BMC Software, Inc. and Max P. Watson. See Note 9 -- Legal Settlement in the Notes to Condensed Consolidated Financial Statements.

  Merger Related Costs

     In conjunction with the Company's merger with Boole in March 1999, the Company's management approved a formal plan of restructuring which included steps to be taken to integrate the operations of the two companies, consolidate duplicate facilities and streamline operations to achieve reductions in overhead expenses in future periods. In connection with this plan, the Company charged $1.4 million, including transaction costs, to expense during the September 1999 quarter. As of September 30, 1999, the Company has accrued merger related costs of approximately $21.3 million comprised principally of the following compo-nents: employee related expenses including severance and other benefits, costs to eliminate duplicate facilities, transaction costs and impairment of assets to be disposed of as a result of integrating the combined companies.

OTHER INCOME

     For the second quarter of fiscal 2000, other income was $9.8 million, reflecting a decrease of 38% from $15.9 million of other income in the same quarter of fiscal 1999. Other income consists primarily of interest earned on tax-exempt municipal securities, Euro bonds, corporate bonds, mortgage securities and money market funds. The decrease in other income is primarily due to approximately $7 million in interest expense related to the revolving credit facility entered into in April 1999.

INCOME TAXES

     For the three months and six months ended September 30, 1999, income tax expense was $13.9 million and $16.1 million, respectively, compared to $33.1 million and $58.2 million for the same respective periods in fiscal 1999. The Company's lower income tax expense related primarily to the tax benefits resulting from the amortization of goodwill and other intangibles and the write-off of IPR&D in the first quarter of fiscal 2000 stemming from the New Dimension acquisition in April 1999. The Company's income tax expense represents the federal statutory rate of 35%, plus certain foreign and state taxes, reduced primarily by the benefit from lower income taxes associated with the Company's European operations and the effect of tax exempt interest earned from cash investments.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth through funds generated from operations. As of September 30, 1999, the Company had cash, cash equivalents and investment securities of $1.2 billion. As of September 30, 1999, the Company owed $395 million under its $500 million credit facility established in connection with the Company's acquisition of New Dimension in April 1999.

     The Company did not repurchase any of its common shares on the open market during the second quarter of fiscal 2000.

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

     Year 2000 Concerns Could Reduce Revenues and Earnings. Each customer's evaluation of its need to achieve Year 2000 compliance may affect its purchase decision. Because customers may be heavily engaged in testing and correcting system Year 2000 problems, they may choose to defer system investments during calendar 1999, negatively impacting the Company's revenues. In addition, the Company's sales cycles may lengthen in 1999 and future years due to lessened urgency of customers' system investment decisions. Because Year 2000 related impacts on customer purchasing decisions are unprecedented, the Company has a limited ability to forecast accurately the impact of the Year 2000 issue on its quarter-to-quarter revenues.

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

     Risks Related to Contraction of Operating Margins. There is a risk that the Company will not be able to sustain its high operating margins which would adversely affect its earnings. The Company's operating margins, excluding one-time charges, have varied from the low to mid 30% range in recent quarters, which is at the high-end of the range for peer companies. The Company does not compile margin analysis other than on an aggregated basis; however, the Company believes that the operating margins associated with its distributed systems products are substantially below those of its traditional mainframe products. Since the Company's mix of business continues to shift to distributed systems revenues and since research and development, sales, support and distribution costs for distributed systems software products are generally higher than for mainframe products, operating margins will experience more pressure. The Company may be unable to increase or even maintain its current level of profitability on a quarterly or annual basis in the future. Additionally, Boole and New Dimension historically experienced lower operating margins than the Company. Although the Company's objective is to increase the profitability from the integrated Boole and New Dimension operations to more closely resemble the Company's historical margins, there is no guarantee the Company will be successful or as to the length of time which the Company will require to accomplish this goal.

     Increased Competition and Pricing Pressures Could Adversely Affect
Sales. The market for systems management software has been increasingly competitive for the past number of years and is currently intensifying. The Company competes with a variety of software vendors including IBM and Computer Associates International, Inc. ("CA"). The Company derived approximately 70% of its total revenues in fiscal 1999 from software products for IBM and IBM-compatible mainframe computers. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. IBM continues, directly and through third parties, to aggressively enhance its utilities for IMS and DB2 to provide lower cost alternatives to the products provided by the Company and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high speed utility markets over the last two years. If IBM is successful with its efforts to achieve performance and functional equivalence with the Company's IMS, DB2 and other products at a lower cost, the Company's business will be materially adversely affected. CA has recently entered the mainframe database tools and utilities market with its acquisitions of Platinum Technology International, Inc. (DB2 tools and utilities) and IDI, Inc. (IMS tools and utilities) and has announced its intention to compete with the Company in these markets.

     Capacity-based upgrade fees associated with both current and future processing capacity contributed approximately one-fourth to one-third of the Company's total BMC revenues each of fiscal years 1997, 1998 and 1999. Historically, these fees were not separately captured by Boole; however, the Company does not believe that the addition of Boole would significantly change the contribution of these fees to total revenues. The charging of upgrade fees based on CPU tier classifications is standard among mainframe systems software vendors, including IBM. While the Company believes its current pricing policies properly reflect the value provided by its products, the pricing of mainframe systems software and particularly the charging of capacity-based upgrade fees is under constant pressure from customers and competitive vendors. IBM continues to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe hardware and software products. IBM also generally charges less for its software products. These actions continue to increase pricing pressures with the mainframe systems software markets. The Company has continued to reduce the cost of its mainframe tools and utilities in response to these and other competitive pressures.

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

  Maintenance Revenue Growth Could Slow

     Maintenance revenues have increased over the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, the Company receives higher absolute maintenance fees as customers install its products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per MIPS basis are typically reduced in enterprise license agreements for its mainframe products. Historically, the Company has enjoyed high maintenance renewal rates for its mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to the Company's products, increased cancellations could adversely impact the sustainability and growth of the Company's maintenance revenues. To date, the Company has been successful in extending its traditional maintenance and support pricing model to the distributed systems market. At this time, there is insufficient historical data to determine whether customers will continue to accept this pricing model and renew their maintenance and support contracts at the levels experienced in the mainframe market.

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

     Uncertainty of Operating in Emerging Area. Despite the tremendous growth in emerging areas such as the Internet, on-line services and electronic commerce, the impact on the Company of this growth is uncertain. The Company has recently announced that it will expand its technology into supporting In-ternet/electronic commerce. This area is relatively new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in this new area.

     Changes in Pricing Practices Could Affect Revenues and Earnings. The Company may choose in fiscal year 2000 or a future fiscal year to make changes to its product packaging, pricing or licensing programs. If made, such changes may have a material adverse impact on revenues or earnings, and such changes may cause the Company to revise its guidance on future operating results.

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

     Enforcement of the Company's Intellectual Property Rights. The Company relies on a combination of copyright, patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect its intellectual property rights. Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology or other information that the Company regards as proprietary. There can also be no assurances that the Company's intellectual property rights would survive a legal challenge to their validity or provide significant protection for the Company. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary technology against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

     Possibility of Infringement Claims. The Company from time to time receives notices from third parties claiming infringement by the Company's products of third party patent and other intellectual property rights. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segments grow and the functionality of products overlaps. In addition, the Company expects to receive more patent infringement claims as companies increasingly seek to patent their software, especially in light of recent developments in the law that extend the ability to patent software. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operations or financial position could be materially adversely affected.

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

     The Company has initiated communication with certain key business partners to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 issues. The Company has consolidated its banking relationships with top tier financial institutions around the world who have represented to the Company that their respective systems are Year 2000 compliant. The bank accounts and banking relationships maintained by Boole and New Dimension have been evaluated and are Year 2000 compliant. Additionally, the Company has identified its critical suppliers and has requested Year 2000 compliance documentation from these suppliers respecting their products, services and supply chain. The Company expects this effort to be completed by November 15, 1999.

     The Company believes that, although its risk of operational disruption from systems failures due to Year 2000 issues is minimal, the Company could suffer adverse consequences as a result of interruptions in electrical power, telecommunications or other critical third party infrastructure services. In a worst case scenario, the Company's computer systems could be rendered inoperable, and the Company could be unable to develop or support its products. The Company has reviewed the most likely worst case scenario and has developed contingency plans to address such a situation.

     The Company operates within a modern infrastructure. Accordingly, as of November 1, 1999, the Company has not incurred material costs in addressing Year 2000 issues, and the Company does not anticipate incurring material costs in implementing its Year 2000 plan or developing Year 2000 contingency plans. However, there can be no assurance that the actual costs of implementing the Company's Year 2000 plan will not exceed the Company's estimates or that the Company's business will not be materially adversely affected by Year 2000 issues.

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

     The European Union's adoption of the Euro single currency raises a variety of issues associated with the Company's European operations. Although the transition will be phased in over several years, the Euro became Europe's single currency on January 1, 1999. The Company is assessing Euro issues related to its product pricing, contracts, treasury operations and accounting systems. Although the evaluation of these items is still in process, the Company believes that the hardware and software systems it uses internally will accommodate this transition and any required policy or operating changes will not have a material adverse effect on future results; however, failure of any critical technology components to operate properly post-Euro may adversely affect business operations or require the Company to incur unanticipated expenses to remedy any problems. Furthermore, the Company's foreign exchange exposures to legacy sovereign currencies of the participating countries in the Euro became foreign exchange exposures to the Euro upon its introduction. Although the Company is not aware of any material adverse financial risk consequences of the change from legacy sovereign currencies to the Euro, conversion may result in problems, which may have an adverse impact on the Company's business since the Company may be required to incur unanticipated expenses to remedy these problems.

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

     Possible Adverse Impact of Recent Accounting Pronouncements. The American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" in October 1997, March 1998, and December 1998, respectively. These standards address software revenue recognition matters, supersede an earlier SOP and are effective for transactions entered into for fiscal years beginning after December 15, 1997 and, for SOP 98-99, March 15, 1999. Based on its reading and interpretation of these SOPs, the Company believes that its current sales contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants and its Software Revenue Recognition Task Force will continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. As the Company implements its Application Service Assurance ("ASA") product strategy, it may have to change its current sales contract terms and business arrangements to meet its customers' needs. Future interpretations of existing accounting standards or changes in the Company's business practices could result in future changes in the Company's current revenue accounting policies that could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage these risks, including the use of derivative instruments.

  Foreign Currency Exchange Rate Risks

     The Company operates globally and the functional currency for most of its non-U.S. enterprises is the local currency. For the three months ended September 30, 1998 and 1999, approximately 39% and 33% of the

Company's consolidated revenues were derived from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating the Company's foreign subsidiaries are incurred in foreign currencies. As a result, the Company's U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize the Company's risk from changes in foreign currency exchange rates, the Company utilizes certain derivative financial instruments.

     The Company utilizes primarily two types of derivative financial instruments in managing its foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to achieve hedges of firm commitments that subject the Company to transaction risk. The terms of the forward exchange contracts are generally one month or less and are entered into at the prevailing market rate. Purchased option contracts, with terms generally less than one year, are used by the Company to hedge anticipated, but not firmly committed, sales transactions. Principal currencies hedged are the German deutschemark, British pound and the French franc in Europe and the Japanese yen and Australian dollar in the Pacific Rim region. The Company performs comparisons, on a monthly basis, of the purchased option contracts and the forecasted sales revenues to determine hedge effectiveness. While the Company actively manages its foreign currency risks on an ongoing basis, there can be no assurance the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations, cash flows and financial position. Foreign currency fluctuations did not have a material impact on the Company's results of operations and financial position during the three months and six months ended September 30, 1998 and 1999.

     Based on the Company's foreign currency exchange instruments outstanding at September 30, 1999, the Company estimates that a near-term change in foreign currency rates would not materially affect its financial position, results of operations or net cash flows for the quarter or six-month period ended September 30, 1999. The Company used a value-at-risk ("VAR") model to measure potential fair value losses due to foreign currency exchange rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred by the Company.

  Interest Rate Risk

     The Company adheres to a conservative investment policy, whereby its principle concern is the preservation of liquid funds while maximizing its yield on such assets. Cash, cash equivalents and marketable securities approximated $1.2 billion at September 30, 1999, and were invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although the Company's portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold.

     The Company estimates that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for the quarter ended September 30, 1999. The Company used a VAR model to measure potential market risk on its marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred by the Company.

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

     In October 1999, the Company settled all claims in a lawsuit styled BMC Software vs. Peregrine/Bridge Transfer Corp., Skunkware, Inc., Neon Systems, Inc., Wayne E. Fisher and John J. Moores vs. BMC Software Inc. and Max P. Watson. The settlement comprised a $30 million payment by the Company to certain defendants and an $8 million payment to Neon Systems, Inc. under a software distribution agreement entered into in connection with the settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on August 30, 1999. At the meeting, the stockholders elected all of the seven nominees to serve as directors for the following year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     27 -- Financial Data Schedule

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

November 15, 1999

                                            By:    /s/ WILLIAM M. AUSTIN
                                              ----------------------------------
                                                      William M. Austin
                                                  Senior Vice President and
                                                   Chief Financial Officer

November 15, 1999

                                            By:   /s/ KEVIN M. KLAUSMEYER
                                              ----------------------------------
                                                     Kevin M. Klausmeyer
                                                   Chief Accounting Officer

November 15, 1999

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          27             -- Financial Data Schedule