Form 10-Q
period 1999-12-31
BMC SOFTWARE INC
filed 2000-02-14
CIK 835729

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 7, 2000, there were outstanding 244,183,392 shares of Common Stock, par value $.01, of the registrant.


================================================================================

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                         QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

                                                                   PAGE
                                                                   ----

PART I. FINANCIAL INFORMATION
ITEM 1.     Financial Statements................................     3
            Condensed Consolidated Balance Sheets as of
            March 31, 1999 and December 31, 1999 (Unaudited)....     3
            Condensed Consolidated Statements of Earnings and
            Comprehensive Income for the three months and
            nine months ended December 31, 1998 and 1999
            (Unaudited).........................................     4
            Condensed Consolidated Statements of Cash Flows
            for the nine months ended December 31, 1998 and 1999
            (Unaudited).........................................     5
            Notes to Condensed Consolidated Financial
            Statements..........................................     6
ITEM 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition..................    10
ITEM 3.     Quantitative and Qualitative Disclosures about
            Market Risk.........................................    21
PART II. OTHER INFORMATION
ITEM 1.     Legal Proceedings...................................    23
ITEM 6.     Exhibits and Reports on Form 8-K....................    23
            SIGNATURES..........................................    24

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                        MARCH 31,      DECEMBER 31,
                                                                           1999           1999
                                                                        ----------     ----------
                                                                                       (UNAUDITED)

Current assets:
  Cash and cash equivalents .......................................     $  347,914     $  105,143
  Investment securities ...........................................        106,292         94,025
  Trade accounts receivable, net ..................................        178,388        234,856
  Trade finance receivables, current ..............................        180,614        165,484
  Deferred tax asset ..............................................         19,363         12,641
  Prepaid expenses and other ......................................         40,854        144,518
                                                                        ----------     ----------
          Total current assets ....................................        873,425        756,667
Property and equipment, net .......................................        244,359        316,576
Software development costs, net ...................................        110,136        144,896
Purchased software, net ...........................................         32,766        139,768
Investment securities .............................................        750,427        847,690
Deferred tax asset ................................................          7,473         16,455
Long-term finance receivables .....................................        223,977        206,911
Goodwill and other intangibles, net ...............................          2,494        359,014
Deferred charges and other assets .................................         37,636         30,759
                                                                        ----------     ----------
          Total assets ............................................     $2,282,693     $2,818,736
                                                                        ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ..........................................     $   27,310     $   30,605
  Accrued commissions payable .....................................         31,944         29,632
  Accrued liabilities and other ...................................        142,120        109,911
  Accrued merger related costs ....................................         38,305         16,891
  Short-term debt .................................................             --        320,000
  Current portion of deferred revenue .............................        411,172        332,389
                                                                        ----------     ----------
          Total current liabilities ...............................        650,851        839,428
  Deferred revenue and other ......................................        297,477        302,485
                                                                        ----------     ----------
          Total liabilities .......................................        948,328      1,141,913
Stockholders' equity:
  Common stock ....................................................          2,366          2,413
  Additional paid-in capital ......................................        185,831        392,659
  Retained earnings ...............................................      1,143,131      1,287,479
  Accumulated other comprehensive income (loss) ...................          8,762            (39)
                                                                        ----------     ----------
                                                                         1,340,090      1,682,552
  Less unearned portion of restricted stock compensation ..........          5,725          5,689
                                                                        ----------     ----------
          Total stockholders' equity ..............................      1,334,365      1,676,823
                                                                        ----------     ----------
                                                                        $2,282,693     $2,818,736
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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              DECEMBER 31,                      DECEMBER 31,
                                                      ----------------------------      ----------------------------
                                                         1998             1999             1998             1999
                                                      -----------      -----------      -----------      -----------

Revenues:
  Licenses ......................................     $   240,575      $   288,257      $   631,114      $   850,624
  Maintenance ...................................         103,552          138,087          286,231          392,183
                                                      -----------      -----------      -----------      -----------
          Total revenues ........................         344,127          426,344          917,345        1,242,807
                                                      -----------      -----------      -----------      -----------
Operating expenses:
  Selling and marketing .........................         105,559          158,567          290,928          455,367
  Research and development ......................          39,182           54,555          117,464          161,365
  Cost of maintenance services and product
     licenses ...................................          38,339           43,731          106,268          121,880
  General and administrative ....................          27,327           37,423           68,545          101,434
  Acquired research and development costs .......              --               --           17,304           80,800
  Amortization of goodwill and intangibles ......           1,058           36,218            3,176          102,837
  Legal settlement ..............................              --           16,558               --           55,384
  Merger related costs ..........................              --              433               --           14,336
                                                      -----------      -----------      -----------      -----------
          Total operating expenses ..............         211,465          347,485          603,685        1,093,403
                                                      -----------      -----------      -----------      -----------
Operating income ................................         132,662           78,859          313,660          149,404
Interest expense ................................              --           (5,840)              --          (18,980)
Interest and other income .......................          16,369           16,505           45,772           50,416
                                                      -----------      -----------      -----------      -----------
Other income, net ...............................          16,369           10,665           45,772           31,436
                                                      -----------      -----------      -----------      -----------
Earnings before taxes ...........................         149,031           89,524          359,432          180,840
Income taxes ....................................          39,034           20,362           97,243           36,492
                                                      -----------      -----------      -----------      -----------
          Net earnings ..........................     $   109,997      $    69,162      $   262,189      $   144,348
                                                      ===========      ===========      ===========      ===========
Basic earnings per share ........................     $      0.47      $      0.28      $      1.12      $      0.60
                                                      ===========      ===========      ===========      ===========
Shares used in computing basic earnings
  per share .....................................         234,831          242,749          234,004          239,956
                                                      ===========      ===========      ===========      ===========
Diluted earnings per share ......................     $      0.44      $      0.27      $      1.05      $      0.57
                                                      ===========      ===========      ===========      ===========
Shares used in computing diluted earnings
  per share .....................................         248,830          255,435          248,672          252,786
                                                      ===========      ===========      ===========      ===========
Comprehensive Income:
  Net earnings ..................................     $   109,997      $    69,162      $   262,189      $   144,348
  Foreign currency translation adjustment,
   net of taxes of $154, $(616), $1,458
   and $1,124 ...................................             438           (1,755)           4,151            3,200
  Unrealized gain (loss) on securities
   available for sale:
   Gross unrealized gain (loss), net of
    taxes of $2,846, $(1,176), $3,473 and
    $1,904 ......................................           8,099           (3,347)           9,883            5,418

   Realized (gain) loss included in net
    earnings, net of taxes of $(60), $210,
    $(650) and $(130) ...........................            (170)             596           (1,850)            (370)
                                                      -----------      -----------      -----------      -----------
      Net unrealized gain (loss) on
       securities available for sale ............           7,929           (2,751)           8,033            5,048
  Unrealized gain on derivative instruments:
     Gross unrealized gain, net of
       taxes of $-- , $(940), $-- and $1,147 .....             --            2,676               --            3,264
     Realized (gain) loss included in net earnings,
       net of taxes of $-- , $320, $-- and
       $(115) ....................................             --              910               --             (328)
                                                      -----------      -----------      -----------      -----------
          Net unrealized gain (loss) on
            derivative instruments ..............              --            1,766               --            2,936
                                                      -----------      -----------      -----------      -----------
          Comprehensive income ..................     $   118,364      $    66,422      $   274,373      $   155,532
                                                      ===========      ===========      ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                               ------------------------
                                                                 1998           1999
                                                               ---------      ---------

 Cash flows from operating activities:
   Net earnings ..........................................     $ 262,189      $ 144,348
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Acquired research and development and merger
       related costs .....................................        17,304         80,800
     Depreciation and amortization .......................        56,627        135,959
     Loss on sale/disposal of fixed assets ...............            42             --
     Gain on sale/disposal of investments ................        (3,449)        (1,306)
     Stock issued under compensatory stock plans .........            98            (21)
     Net change in  receivables, payables, deferred
       revenue and other components of working
       capital ...........................................       116,666       (206,101)
                                                               ---------      ---------
        Total adjustments ................................       187,288          9,331
                                                               ---------      ---------
           Net cash provided by operating activities .....       449,477        153,679
                                                               ---------      ---------
 Cash flows from investing activities:
   Technology acquisitions, net of cash acquired .........        (6,638)      (635,501)
   Purchased software and related assets .................        (4,661)        (1,658)
   Capital expenditures ..................................       (82,769)       (72,576)
   Capitalization of software development ................       (50,208)       (54,435)
   Purchases of securities held to maturity ..............      (293,802)      (168,666)
   Proceeds from securities held to maturity .............        52,988         88,108
   (Increase) decrease in long-term finance
     receivables .........................................        (7,314)        42,295
                                                               ---------      ---------
           Net cash used in investing activities .........      (392,404)      (802,433)
                                                               ---------      ---------
 Cash flows from financing activities:
   Proceeds from borrowings ..............................            --        498,825
   Repayments of borrowings ..............................        (1,366)      (180,000)
   Stock options exercised and other .....................        19,743         82,834
   Treasury stock acquired ...............................       (25,068)            --
   Proceeds from issuance of Boole common stock ..........         5,921             --
                                                               ---------      ---------
           Net cash provided by financing activities .....          (770)       401,659
                                                               ---------      ---------
 Adjustment to conform quarter end of Boole ..............         7,388             --
 Effect of exchange rate changes on cash .................         4,529          4,324
                                                               ---------      ---------
 Net change in cash and cash equivalents .................        68,220       (242,771)
 Cash and cash equivalents at beginning of period ........       106,016        347,914
                                                               ---------      ---------
 Cash and cash equivalents at end of period ..............     $ 174,236      $ 105,143
                                                               =========      =========
 Supplemental disclosure of cash flow information:
   Cash paid for interest ................................     $   2,508      $  14,189
   Cash paid for income taxes ............................     $  23,121      $  30,775

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

     Effective March 30, 1999 the Company merged with Boole & Babbage, Inc. ("Boole") in a pooling of interests transaction. The Company's results of operations for the three months and nine months ended December 31, 1998 have been restated to include the historical results of operations of Boole for the same period.

     The Company acquired New Dimension Software, Ltd. ("New Dimension") effective April 14, 1999, in a purchase transaction. The Company's financial results for the three months and nine months ended December 31, 1999, include, respectively, the financial results of New Dimension for the three months ended December 31, 1999 and for the period beginning April 14, 1999 through December 31, 1999. See Note 3 -- Technology Acquisition for further discussion regarding the New Dimension acquisition and for the unaudited pro forma financial information.

NOTE 2 -- EARNINGS PER SHARE

     The Company presents its earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of earnings per share ("EPS"); basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered common stock equivalents using the treasury stock method. The following table summarizes the basic EPS and diluted EPS computations for the three months and nine months ended December 31, 1998 and 1999 (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          DECEMBER 31,              DECEMBER 31,
                                                      ---------------------     ---------------------
                                                        1998         1999         1998         1999
                                                      --------     --------     --------     --------

Basic earnings per share:
  Net earnings ..................................     $109,997     $ 69,162     $262,189     $144,348
  Weighted average number of common shares ......      234,831      242,749      234,004      239,956
                                                      --------     --------     --------     --------
  Basic earnings per share ......................     $   0.47     $   0.28     $   1.12     $   0.60
                                                      ========     ========     ========     ========
Diluted earnings per share:
  Net earnings ..................................     $109,997     $ 69,162     $262,189     $144,348
  Weighted average number of common shares ......      234,831      242,749      234,004      239,956
  Incremental  shares from assumed conversion
    of stock options and other ..................       13,999       12,686       14,668       12,830
                                                      --------     --------     --------     --------
  Adjusted weighted average number of common
     shares .....................................      248,830      255,435      248,672      252,786
                                                      --------     --------     --------     --------
  Diluted earnings per share ....................     $   0.44     $   0.27     $   1.05     $   0.57
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

     The following unaudited pro forma results of operations for the three months and nine months ended December 31, 1998 and 1999 are presented as if the acquisition of New Dimension had occurred at the beginning of each period presented. The pro forma information includes New Dimension's financial results for the three months and nine months ended September 30, 1998 and December 31, 1999, respectively, combined with the accounts of the Company for the three months and nine months ended December 31, 1998 and 1999, respectively.

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                              DECEMBER 31,                  DECEMBER 31,
                                        -------------------------     -------------------------
                                           1998           1999           1998           1999
                                        ----------     ----------     ----------     ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Total revenues(1) .................     $  364,892     $  426,344     $  970,748     $1,245,701
Total operating expenses(1)(2) ....     $  262,117     $  347,485     $  749,541     $1,021,659
Net earnings(2) ...................     $   73,699     $   69,162     $  150,498     $  188,241
Basic EPS(2) ......................     $     0.31     $     0.28     $     0.64     $     0.78
Shares used in computing Basic
  EPS .............................        234,831        242,749        234,004        239,956
Diluted EPS(2) ....................     $     0.30     $     0.27     $     0.61     $     0.74
Shares used in computing
Diluted EPS .......................        248,830        255,435        248,672        252,786

----------

(1) Includes the elimination of $3.9 million and $10.2 million for the three months and nine months, respectively, ended December 31, 1998, of royalties paid by the Company to New Dimension.

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

NOTE 5 -- SHORT-TERM BORROWINGS

     In April 1999, the Company entered into a 364-day unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Company drew down approximately $500 million on the Credit Facility during the June 1999 quarter to fund the New Dimension acquisition. Interest on the outstanding balance is payable monthly and is accrued at LIBOR plus 75 basis points, which approximated 7.0% as of December 31, 1999, and has averaged 6.4% over the period outstanding. The Company holds a renewal option on the Credit Facility, which, if exercised, will enable the Company to convert the outstanding balance at the end of the initial 364-day period into a one-year term loan. The Company has repaid $180 million of outstanding principal as of December 31, 1999.

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

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             DECEMBER 31,                 DECEMBER 31,
                                                      -------------------------     -------------------------
                                                         1998           1999           1998           1999
                                                      ----------     ----------     ----------     ----------
                                                                          (IN THOUSANDS)

REVENUES
Mainframe:
  License .......................................     $  159,044     $  180,762     $  438,121     $  543,121
  Maintenance ...................................         77,494         94,859        220,007        279,149
                                                      ----------     ----------     ----------     ----------
          Total mainframe revenues ..............        236,538        275,621        658,128        822,270

Distributed systems:
  License .......................................         81,531        107,495        192,993        307,503
  Maintenance ...................................         26,058         43,228         66,224        113,034
                                                      ----------     ----------     ----------     ----------
          Total distributed systems revenues ....        107,589        150,723        259,217        420,537
                                                      ----------     ----------     ----------     ----------
          Total revenues ........................     $  344,127     $  426,344     $  917,345     $1,242,807
                                                      ==========     ==========     ==========     ==========

     Mainframe revenue represents revenue pertaining to products that operate primarily on the IBM OS/390 mainframe operating system and databases. Distributed systems revenue represents revenue pertaining to products that operate on Unix, MS Windows NT and other distributed systems operating systems and Oracle, Informix, Sybase, Microsoft SQL Server and other distributed systems databases. Also classified as distributed systems products are cross-platform products that operate in both environments. These cross-platform products are generally licensed based on metrics such as number of users or tasks managed.

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

     During the quarter ended June 30, 1999, the Company made certain revisions to this restructuring plan. Significant revisions include the following: the termination of approximately 275 additional employees, primarily in the United States and Europe, which resulted in an increase in accrued termination benefits of approximately $11 million; the accrual of other termination benefits which were contingent upon certain performance criteria of approximately $1 million; revisions to the original exit strategy for certain operating leases for office space in the United States and Europe which led to a decrease in the liability of approximately $3 million; and the accrual for termination costs for certain operating leases for computer hardware and equipment of approximately $1 million. Additionally, in conjunction with the New Dimension acquisition (see
Note 3 -- Technology Acquisition), the Company has accrued approximately $0.4 million for estimated costs to terminate certain operating leases for duplicate office space. As of December 31, 1999, the Company had paid approximately $14.4 million for restructuring related charges, comprised mostly of employee termination benefits.

     In addition to the restructuring charges, the Company incurred various direct transaction costs, such as investment banking, legal and accounting fees, pursuant to the Boole and New Dimension transactions. As of December 31, 1999, the Company's accrual for unpaid transaction costs approximated $16.9 million. The Company expects that payment of these accruals will occur by the end of fiscal 2000.

     The following table summarizes the activity during the quarter ended December 31, 1999 in the accruals for acquisition and other costs, excluding direct transaction costs (in millions):

                                        PAID OUT OR
                                         BALANCE AT          CHARGED AGAINST         REVISION OF THE        BALANCE AT
                                      SEPTEMBER 30, 1999    THE RELATED ASSETS           ACCRUAL         DECEMBER 31, 1999
                                      ------------------    ------------------           -------         -----------------

Facility costs and write-down
  of fixed assets to be disposed of ...     $ 7.0                 $(1.4)                 $  --                 $ 5.6
Employee termination benefits .........      10.5                  (1.7)                   0.2                   9.0
                                            -----                 -----                  -----                 -----
          Total .......................     $17.5                 $(3.1)                 $ 0.2                 $14.6
                                            =====                 =====                  =====                 =====

     This accrual, which excludes accrued transaction costs, represents management's best estimate, based on available information as of December 31, 1999 of identifiable and quantifiable charges that the Company anticipates it will incur as a result of the actions taken under the restructuring plan. The Company expects to incur other costs which were either not quantifiable or to which the Company had not committed to a course of action as of December 31, 1999, and therefore, have not been included in the accrual. These costs could have a material adverse impact on future operating results. In addition to costs included in the accrual for the merger and restructuring plan, the Company will incur other incremental expenses in the near term as a direct result of its integration efforts, but for which classification as restructuring charges is not allowed under current accounting standards. These items, such as relocation and retraining of personnel and development or marketing efforts for enhanced or integrated products, could be significant to future operating results.

NOTE 9 -- LEGAL SETTLEMENT

     In October 1999, the Company settled all claims in a lawsuit styled BMC Software vs. Peregrine/Bridge Transfer Corp., Skunkware, Inc., Neon Systems, Inc., Wayne E. Fisher and John J. Moores vs. BMC Software, Inc. and Max P. Watson. The settlement comprised a $30 million payment by the Company to certain defendants and an $8.6 million payment to Neon Systems, Inc. under a software distribution agreement entered into in connection with the settlement.

     The $16.6 million charge for legal settlement taken in the December 1999 quarter includes legal fees and other litigation expenses incurred by the Company during the quarter of $8.6 million and the Company's obligation under the above-mentioned software distribution agreement. The $38,826,000 charge for legal settlement taken in the September 1999 quarter includes legal fees and other litigation expenses incurred by the Company during the quarter of $8,826,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

     In addition to historical information, this Quarterly Report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "may," "believes," "expects," "anticipates," "estimates," "will," "plans," "contemplates," "would" and similar expressions that contemplate future events. Examples of forward looking statements include statements regarding the Company's future financial results, operating results, market positions, product successes, business strategies, projected costs, future products, competitive positions and plans and objectives of management for future operations. Numerous important factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from the results implied by these or any other forward looking statements made by, or on behalf of, the Company. These important factors, risks and uncertainties include, but are not limited to, those described in the paragraphs below under the heading "B. Certain Risks and Uncertainties that Could Affect Future Operating Results" and those contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (the "1999 10-K Annual Report"). Readers are cautioned not to place undue reliance on these forward looking statements as there can be no assurance that future results will meet expectations.

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

                                                        PERCENTAGE OF TOTAL REVENUE
                                                    --------------------------------------
                                                     THREE MONTHS           NINE MONTHS
                                                         ENDED                 ENDED
                                                      DECEMBER 31,          DECEMBER 31,
                                                    ----------------      ----------------
                                                     1998       1999       1998       1999
                                                    -----      -----      -----      -----

Revenues:
  License .....................................      69.9%      67.6%      68.8%      68.4%
  Maintenance .................................      30.1       32.4       31.2       31.6
                                                    -----      -----      -----      -----
                                                    100.0      100.0      100.0      100.0
Operating expenses:
  Selling and marketing .......................      30.7       37.2       31.7       36.6
  Research and development ....................      11.4       12.8       12.8       13.0
  Cost of maintenance services and product
    licenses ..................................      11.1       10.3       11.6        9.8
  General and administrative ..................       7.9        8.8        7.5        8.2
  Acquired research and development costs .....        --         --        1.9        6.5
  Amortization of goodwill and intangibles ....       0.3        8.5        0.3        8.3
  Legal settlement ............................        --        3.9         --        4.4
  Merger related costs ........................        --        0.1         --        1.2
                                                    -----      -----      -----      -----
Operating income ..............................      38.5       18.5       34.2       12.0
Other income ..................................       4.8        2.5        5.0        2.5
                                                    -----      -----      -----      -----
Earnings before taxes .........................      43.3       21.0       39.2       14.5
Income taxes ..................................      11.3        4.8       10.6        2.9
                                                    -----      -----      -----      -----
          Net earnings ........................      32.0%      16.2%      28.6%      11.6%
                                                    =====      =====      =====      =====

REVENUES

                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                   DECEMBER 31,                           DECEMBER 31,
                                            --------------------------              -------------------------
                                               1998            1999       CHANGE       1998           1999          CHANGE
                                            ----------      ----------    -------   ----------     ----------       ------
                                                     (IN THOUSANDS)                 (IN THOUSANDS)

North American license revenues .......     $  138,044     $  163,662       19%     $  387,510     $  560,797          45%
International license revenues ........        102,531        124,595       22         243,604        289,827          19
                                            ----------      ----------              ----------     ----------
          Total license revenues ......        240,575        288,257       20         631,114        850,624          35
North American maintenance revenues ...         61,598         82,605       34         168,704        239,723          42
International maintenance revenues ....         41,954         55,482       32         117,527        152,460          30
                                            ----------      ----------              ----------     ----------
Total maintenance revenues ............        103,552        138,087       33         286,231        392,183          37
                                            ----------      ----------              ----------     ----------
          Total revenues ..............     $  344,127     $  426,344       24%     $  917,345     $1,242,807          35%
                                            ==========     ==========               ==========     ==========

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

     The Company's North American operations generated 57% of total license revenues in the three months ended December 31, 1998 and 1999 and 61% and 66% of total license revenues for the nine-month periods ended December 31, 1998 and 1999, respectively. The 19% growth in North American license revenues in the third quarter of fiscal 2000 as compared to the same period in fiscal 1999 was derived principally from license upgrade fees associated with future processing capacity and from increased product license fees from distributed systems product sales. For the nine months ended December 31, 1999, the 45% increase in North American license revenues over the comparable prior year nine-month period is primarily attributable to the same factors.

     International license revenues represented 43% of total license revenues for both of the quarters ended December 31, 1998 and 1999, and 39% and 34% of total license revenues for the nine months ended December 31, 1998 and 1999, respectively. International license revenue growth of 22% from the third quarter of fiscal 1999 to the comparable quarter of fiscal 2000 was principally derived from increased product license fees generated from the Company's distributed systems and mainframe products and from license upgrade fees associated with future processing capacity. For the nine months ended December 31, 1999, the 19% increase in international license revenues over the prior year was primarily attributable to product license fees generated from the Company's distributed systems products. Foreign currency exchange rate changes reduced international license revenues by 10% and 5% for the three months and nine months ended December 31, 1999 respectively.

     The sustainability and growth of the Company's mainframe-based license revenues are dependent upon capacity-based license upgrade fees, particularly within its largest customer accounts. Most of the Company's largest customers have entered into enterprise license agreements allowing them to install the Company's products on any number of CPUs, subject to a maximum limit on the aggregate processing power of the CPUs as measured in millions of instructions per second ("MIPS"). Additional license upgrade fees are due if the MIPS limit is exceeded. Substantially all of these transactions include license upgrade fees associated with additional processing capacity beyond the customer's current usage level and some include product license fees for additional products. The fees associated with future additional mainframe processing capacity typically comprise from one-half to substantially all of the license fees included in the enterprise license transaction. During the quarter ended December 31, 1999, license upgrade fees (for current and future processing capacity) accounted for 30% of total revenues. The Company has experienced a strong increase in demand from its mainframe customers for the right to run its products on increased future mainframe processing capacity as enterprises invest heavily in their core OS/390 mainframe information systems. This trend has led to larger single transactions with higher per MIPS discounts. The Company expects that it will continue to be dependent upon these capacity-related license upgrade fees. With the rapid advancement of distributed systems technology and customers' needs for more functional and open applications, such as pre-packaged enterprise resource planning applications, to replace legacy systems, there can be no assurance that the demand for mainframe processing capacity or the perceived benefits of the Company's core mainframe products will continue at current levels. Should this trend slow or reverse, it would adversely impact the Company's mainframe license revenues and its operating results. See the discussion below under the heading "Certain Risks and Uncertainties that Could Affect Future Operating Results."

Definitions of License Revenue Categories

     The Company licenses its products primarily in two ways: by copy and on an enterprise license basis by aggregate licensed capacity. When products are licensed on a per copy basis, license revenues from the initial licensing of each copy of the product are product license fees. All revenues from the customer's licensing of the right to use a previously licensed copy on a larger computer are license upgrade fees. When products are licensed on an enterprise aggregate licensed processing capacity basis, all license revenues associated with the first time licensing of such products are product license fees. All revenues associated with the licensing of a previously licensed product to operate on additional aggregate processing capacity are license upgrade fees.

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

     In the three months and nine months ended December 31, 1999, maintenance revenues increased 33% to $138 million and 37% to $392 million, respectively, as compared to the same periods in the prior fiscal year. The growth in both periods was derived from high maintenance renewal rates, customers' deployment of the Company's mainframe products on greater processing capacity and rapid growth of distributed systems licenses. Consulting services fees also contributed to the maintenance revenue growth.

Product Line Revenues

     The Company develops and distributes software products designed to improve the availability, performance and recoverability of enterprise applications, databases and other Information Technology ("IT") systems components operating in mainframe (OS/390) and distributed computing environments. The Company's mainframe products accounted for 69% and 65%, respectively, of total revenues in the quarters ended December 31, 1998 and 1999, and 72% and 66% of total revenues, respectively, for the nine-month periods ended December 31, 1998 and 1999. Total revenues from mainframe products for the three months and nine months ended December 31, 1999 grew 17% and 25% as compared to the respective prior year periods. The revenues from these products are driven largely by the growth in customers' future processing capacity. Including prior period revenues associated with New Dimension, which the Company acquired in April 1999, total revenue growth was approximately 17% in the December 1999 quarter and 28% in the first nine months of fiscal 2000, respectively.

     The high performance utilities and administrative tools for IBM's IMS and DB2 database management systems comprise the largest portion of the Company's mainframe-based revenues and total revenues. The IMS and DB2 tools and utilities contributed 43% and 36% of total revenues for the three months ended December 31, 1998 and 1999, respectively, and 44% and 34% of license revenues for the same periods. The IMS and DB2 tools and utilities contributed 45% and 40% of total revenues for the nine-month periods ended December 31, 1998 and 1999, respectively and 46% and 41% of license revenues for the same periods. Total revenues and license revenues from these product lines combined grew 3% and declined 9%, respectively, in the third quarter of fiscal 2000, and grew 24% and 19% in the nine-month period of fiscal 2000, as compared to the respective prior year periods. The Company's other products for the OS/390 mainframe environment contributed 26% and 29% of total revenues for the three months ended December 31, 1998 and 1999, respectively, and 22% and 29% of license revenues for the same periods. The products contributed 27% and 26% of total revenues for the nine-month periods ended December 31, 1998 and 1999, respectively, and 23% of license revenues for the same periods. Total revenues and license revenues for these other mainframe products grew 40% and 59%, respectively, in the third quarter of fiscal 2000 and grew 27% and 33%, respectively, in the nine-month period of fiscal 2000.

     Distributed systems product revenue growth in the quarter was derived primarily from increased market acceptance of the PATROL application and data management product suite, the Company's significant and growing investment in its distributed systems direct and indirect sales channels and higher distributed systems maintenance fees. In total, the distributed systems product lines contributed 31% and 35% of total revenues for the quarters ended December 31, 1998 and 1999, respectively, and 34% and 37% of license revenues for the same periods. In the nine months ended December 31, 1998 and 1999, these product lines contributed 28% and 34% of total revenues and 31% and 36% of license revenues, respectively. Total distributed systems revenues grew 40% and license revenues from distributed systems grew 32% in the third quarter of fiscal 2000, and 62% and 59%, respectively, for the nine months ended December 31, 1999 as compared to the respective prior year periods. In the December quarter, the PATROL product line generated approximately one-half of total revenues generated by distributed systems products. The revenues from the Company's distributed systems product offerings depend upon the continued market acceptance of the Company's existing products and the Company's ability to successfully develop and deliver additional products for the distributed systems environment. The Company has experienced rapid growth in its distributed systems product lines since their introduction in late fiscal 1994. The distributed systems market is highly competitive and dynamic and there can be no assurance that this growth will continue.

OPERATING EXPENSES

                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  DECEMBER 31,                              DECEMBER 31,
                                           -------------------------                  -------------------------
                                              1998           1999          CHANGE        1998          1999         CHANGE
                                           ----------     ----------       ------     ----------     ----------     -------
                                                (IN THOUSANDS)                             (IN THOUSANDS)

Selling and marketing ................     $  105,559     $  158,567          50%     $  290,928     $  455,367        57%
Research and development .............         39,182         54,555          39         117,464        161,365        37
Cost of maintenance services and
  product licenses ...................         38,339         43,731          14         106,268        121,880        15
General and administrative ...........         27,327         37,423          37          68,545        101,434        48
Acquired research and development ....             --             --          --          17,304         80,800       367
Amortization of goodwill and
intangibles ..........................          1,058         36,218         N/M           3,176        102,837       N/M
Legal settlement .....................             --         16,558         N/M              --         55,384       N/M
Merger related costs .................             --            433         N/M              --         14,336       N/M
                                           ----------     ----------                  ----------     ----------
         Total operating expenses ....     $  211,465     $  347,485          64%     $  603,685     $1,093,403        81%
                                           ==========     ==========                  ==========     ==========

Selling and Marketing

     The Company's selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Personnel costs and sales commissions, were the largest contributors to the expense growth in the three months and nine months ended December 31, 1999. This increase was primarily attributable to significant hiring of additional distributed systems sales representatives and technical sales support consultants as well as significant growth in the Company's professional services group. The increase in sales commissions was attributable to the increase in license revenues. Marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems products and to support a growing indirect distribution channel. Marketing expenses were further impacted by a major re-branding effort which began in the first quarter and continued through the third quarter. Other contributors to the increase were significantly higher levels of expenses for travel and office rent.

Research and Development

     Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain the Company's data processing center. Increases in the Company's research and development expenses in the third quarter of fiscal 2000 were the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities costs. Research and development costs were reduced by amounts capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. The Company capitalizes its software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During the third quarter of fiscal 1999 and 2000, the Company capitalized approximately $19.5 million and $21.4 million, respectively, of software development costs. Capitalized software development costs for the nine months ended December 31, 1998 and 1999 were $50.1 million and $54.4 million, respectively.

Cost of Maintenance Services and Product Licenses

     Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of the Company's products and royalty fees. Growth in the cost of maintenance services and product licenses from the three months and nine months ended December 31, 1998 to the three months and nine months ended December 31, 1999 was due to increases in technical and customer support employees. The Company amortized $10.5 million and $8.3 million in the third quarter of fiscal 1999 and 2000, respectively, of capitalized software development costs pursuant to SFAS No. 86. For the nine months ended December 31, 1998 and 1999, the Company amortized $25.7 million and $19.7 million, respectively. For the quarter and nine months ended December 31, 1999, the Company expensed $2.1 million and $2.8 million, respectively, of capitalized software development costs to accelerate the amortization of certain software products. The Company accelerated the amortization of these software products as they were not expected to generate sufficient future revenues which would be required for the Company to realize the carrying value of the assets. The Company expects its cost of maintenance services and product licenses will continue to increase as the Company capitalizes a higher level of software development costs and as the Company builds its distributed systems product support organization, which is less cost-effective than its mainframe support organization because of the complexity and variability of the environments in which the products operate. The distributed systems products operate in a high number of operating environments, including operating systems, DBMSs and ERP applications and require greater ongoing platform support development activity relative to the Company's OS/390 mainframe products.

General and Administrative

     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, product distribution, facilities management and human resources. Other expenses included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance and costs of managing the Company's foreign currency exposure. The increase in general and administrative expenses for both the three months and nine months ended December 31, 1999 over the same periods ended December 31, 1998 was largely due to increased personnel costs, increased professional service fees and higher costs associated with the related infrastructure to support the Company's growth.

Acquired Research and Development and Related Costs

     The Company did not incur acquired in-process research and development ("IPR&D") costs during the quarters ended December 31, 1998 and 1999. Acquired IPR&D costs for the nine months ended December 31, 1998 and 1999, were $17.3 million and $80.8 million, respectively. These technology charges related to the acquisitions of in-process technologies and technology rights in the first quarter of fiscal 1999 and the acquisition of New Dimension in the first quarter of fiscal 2000.

     The following table presents information, in thousands, concerning the purchase price allocations for the acquisitions accounted for under the purchase method for the nine months ended December 31, 1998 and 1999.

                                       ACQUIRED    GOODWILL       TOTAL
COMPANY NAME              SOFTWARE      IPR&D      AND OTHER      PRICE
------------              --------     --------     --------     --------

Fiscal 1999:
  Nastel ............     $     --     $  6,000     $     --     $  6,000
  Envive ............        6,400       11,304           --       17,704
                          --------     --------     --------     --------
                          $  6,400     $ 17,304     $     --     $ 23,704
                          ========     ========     ========     ========

Fiscal 2000:
  New Dimension .....     $126,300     $ 80,800     $465,946     $673,046
                          --------     --------     --------     --------
                          $126,300     $ 80,800     $465,946     $673,046
                          ========     ========     ========     ========

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

Legal Settlement

     In October 1999, the Company settled all claims in a lawsuit styled BMC Software vs. Peregrine/Bridge Transfer Corp., Skunkware, Inc., Neon Systems, Inc., Wayne E. Fisher and John J. Moores vs. BMC Software, Inc. and Max P. Watson. See Note 9-- Legal Settlement in the Notes to Condensed Consolidated Financial Statements.

Merger Related Costs

     In conjunction with the Company's merger with Boole in March 1999, the Company's management approved a formal plan of restructuring which included steps to be taken to integrate the operations of the two companies, consolidate duplicate facilities and streamline operations to achieve reductions in overhead expenses in future periods. As of December 31, 1999, the Company has accrued merger related costs of approximately $16.9 million comprised principally of the following components: employee related expenses including severance and other benefits, costs to eliminate duplicate facilities, transaction costs and impairment of assets to be disposed of as a result of integrating the combined companies.

OTHER INCOME

     For the third quarter of fiscal 2000, other income was $10.7 million, reflecting a decrease of 35% from $16.4 million of other income in the same quarter of fiscal 1999. Other income consists primarily of interest earned on tax-exempt municipal securities, Euro bonds, corporate bonds, mortgage securities and money market funds. The decrease in other income is primarily due to approximately $5.8 million in interest expense related to the revolving credit facility entered into in April 1999.

INCOME TAXES

     For the three months and nine months ended December 31, 1999, income tax expense was $20.4 million and $36.5 million, respectively, compared to $39.0 million and $97.2 million for the same respective periods in fiscal 1999. The Company's lower income tax expense related primarily to the tax benefits resulting from the amortization of goodwill and other intangibles and the write-off of IPR&D in the first quarter of fiscal 2000 stemming from the New Dimension acquisition in April 1999. The Company's income tax expense represents the federal statutory rate of 35%, plus certain foreign and state taxes, reduced primarily by the benefit from lower income taxes associated with the Company's European operations and the effect of tax exempt interest earned from cash investments.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth through funds generated from operations. As of December 31, 1999, the Company had cash, cash equivalents and investment securities of $1.05 billion. As of December 31, 1999, the Company owed $320 million under its $500 million credit facility established in connection with the Company's acquisition of New Dimension in April 1999.

     The Company did not repurchase any of its common shares on the open market during the third quarter of fiscal 2000.

     The Company believes that existing cash balances and funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future. While operating cash flow for the nine months ended December 31, 1999 was $153.7 million, the Company's operations for the three months ended December 31, 1999 generated negative cash flows of $5.2 million. Operating cash flow for the three months ended December 31, 1999 was negatively impacted by the reduction in deferred revenue and by a legal settlement payment. See Note 9 - Legal Settlement in the Notes to Condensed Consolidated Financial Statements.

B. CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING RESULTS.

     Volatility of Stock Price. The Company's stock price has been and is highly volatile. The Company's stock price is highly influenced by current expectations of sustained future revenue and earnings growth rates. Any failure to meet anticipated revenue and earnings levels in a period or any negative change in perceived long-term growth prospects of the Company would likely have a significant adverse effect on the Company's stock price. The Company's historical financial results should not be seen as indicative of future results.

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

     Increased Competition and Pricing Pressures Could Adversely Affect Sales. The market for systems management software has been increasingly competitive for the past number of years and is currently intensifying. The Company competes with a variety of software vendors including IBM and Computer Associates International, Inc. ("CA"). The Company derived approximately 70% of its total revenues in fiscal 1999 from software products for IBM and IBM-compatible mainframe computers. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. IBM continues, directly and through third parties, to aggressively enhance its utilities for IMS and DB2 to provide lower cost alternatives to the products provided by the Company and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high speed utility markets over the last two years. If IBM is successful with its efforts to achieve performance and functional equivalence with the Company's IMS, DB2 and other products at a lower cost, the Company's business will be materially adversely affected. CA has recently entered the mainframe database tools and utilities market with its acquisitions of Platinum Technology International, Inc. (DB2 tools and utilities) and IDI, Inc. (IMS tools and utilities) and is competing with the Company in these markets.

     Capacity-based upgrade fees associated with both current and future processing capacity contributed approximately one-fourth to one-third of the Company's total revenues in each of fiscal years 1997, 1998 and 1999. Historically, these fees were not separately captured by Boole; however, the addition of Boole has not significantly changed the contribution of these fees to total revenues. The charging of upgrade fees based on the capacity to which the product is licensed is standard among mainframe systems software vendors, including IBM. While the Company believes its current pricing policies properly reflect the value provided by its products, the pricing of mainframe systems software and particularly the charging of capacity-based upgrade fees is under constant pressure from customers and competitive vendors. IBM continues to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe hardware and software products. IBM also generally charges less for its software products. These actions continue to increase pricing pressures with the mainframe systems software markets. The Company has continued to reduce the cost of its mainframe tools and utilities in response to these and other competitive pressures.

     Decreasing Demand for Mainframe Processing Capacity Could Adversely Affect Revenues. Fees from enterprise license transactions remain fundamental components of the Company's revenues and the primary source of mainframe license revenues. These revenues depend upon the Company's customers continuing to perceive an increasing need to use the Company's existing software products on substantially greater mainframe processing capacity in future periods. The Company believes that the demand for enterprise licenses has been driven by customer's recommitment over the last 36 months to the OS/390 mainframe platform for large scale, transaction intensive information systems. Whether this trend will continue is difficult to predict. If the Company's customers' processing capacity growth were to slow and/or if such customers were to perceive less relative benefit from the Company's current mainframe products, the Company's revenues would be adversely affected.

     Maintenance Revenue Growth Could Slow. Maintenance revenues have increased over the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, the Company receives higher absolute maintenance fees as customers install its products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per MIPS basis are typically reduced in enterprise license agreements for the Company's mainframe products. Historically, the Company has enjoyed high maintenance renewal rates for its mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to the Company's products, increased cancellations could adversely impact the sustainability and growth of the Company's maintenance revenues. To date, the Company has been successful in extending its traditional maintenance and support pricing model to the distributed systems market. Renewal rates for maintenance on the Company's distributed systems products are lower than on its mainframe products.

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

     Uncertainty of Operating in Emerging Area. Despite the tremendous growth in emerging areas such as the Internet, on-line services and electronic commerce, the impact on the Company of this growth is uncertain. The Company has recently announced that it will expand its technology into supporting Internet/electronic commerce. This area is relatively new to the Company's product development and sales and marketing personnel. There is no assurance that the Company will compete effectively or will generate significant revenues in this new area.

     Changes in Pricing Practices Could Adversely Affect Revenues and Earnings. The Company may choose in fiscal year 2001 or a future fiscal year to make changes to its product packaging, pricing or licensing programs. If made, such changes may have a material adverse impact on revenues or earnings, and such changes may cause the Company to revise its guidance on future operating results.

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

     With the acquisitions of BGS, Boole and New Dimension, the Company has initiated efforts to integrate the disparate cultures, employees, systems and products of these companies. In all three acquisitions, retention of key employees is critical to ensure the continued advancement, development, support, sales and marketing efforts pertaining to the acquired products. The Company has implemented retention programs to keep many of the key technical, sales and marketing employees; nonetheless, the Company has lost some key employees and may lose others in the future.

     The Company has also elected to retain the principal locations of BGS, Boole and New Dimension and has reorganized the management structure at all of these locations. The Company has not historically managed significant, fully staffed business units at locations different from the Company's headquarters. As a result, the Company may experience difficulties.

     Risks Associated With Managing Growth. The Company has experienced an extended period of: (i) significant revenue growth; (ii) acquisitions; (iii) expansion of its software product lines and supported platforms; (iv) significant expansion in its number of employees; (v) increased pressure on the viability and scope of its operating and financial systems; and (vi) expansion in the geographic scope of its operations. This growth has resulted in new and increased responsibilities for management personnel and has placed a significant strain upon the Company's management, operating and financial controls and resources, including its services and development organizations. To accommodate recent growth, compete effectively and manage potential future growth, the Company must continue to implement and improve the speed and quality of its information decision support systems, management decisions, reporting systems, procedures and controls. The Company's personnel, procedures, systems and controls may not be adequate to support its future operations. The Company realigned its product development and marketing operations in the June quarter along five product market oriented groups. It is uncertain if this reorganization will yield the desired benefits and whether this organizational structure will prove effective.

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

     Risk of Year 2000 Related Problems. Although the Company has not experienced any material failures related to Year 2000 to date, there remains a risk that Year 2000 problems could affect the Company or the Company's products. The Company has tested the ability of its software products to process Year 2000 data without interruption or errors and believes that its products are substantially Year 2000 compliant. Despite these tests, there can be no assurance that undetected errors or defects do not exist that could cause these software products to fail to process Year 2000 data correctly. There is a risk that such undetected errors or defects could surface at a later date, and that a customer may assert claims against the Company for any losses resulting from such errors or defects. To date, the Company is not aware of any material claims being asserted or made against it related to Year 2000 failures. However, the Company cannot predict whether or to what extent any legal claims will be brought, or whether the Company will suffer any liability as a result of any adverse consequences to its customers related to Year 2000 failures.

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

Foreign Currency Exchange Rate Risks

     The Company operates globally and the functional currency for most of its non-U.S. enterprises is the local currency. For the three months ended December 31, 1998 and 1999, approximately 42% of the Company's consolidated revenues were derived from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating the Company's foreign subsidiaries are incurred in foreign currencies. As a result, the Company's U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize the Company's risk from changes in foreign currency exchange rates, the Company utilizes certain derivative financial instruments.

     The Company utilizes primarily two types of derivative financial instruments in managing its foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to achieve hedges of firm commitments that subject the Company to transaction risk. The terms of the forward exchange contracts are generally one month or less and are entered into at the prevailing market rate. Purchased option contracts, with terms generally less than one year, are used by the Company to hedge anticipated, but not firmly committed, sales transactions. Principal currencies hedged are the German deutschemark, British pound and the French franc in Europe and the Japanese yen and Australian dollar in the Pacific Rim region. The Company performs comparisons, on a monthly basis, of the purchased option contracts and the forecasted sales revenues to determine hedge effectiveness. While the Company actively manages its foreign currency risks on an ongoing basis, there can be no assurance the Company's foreign currency hedging activities will offset the full impact of fluctuations in currency exchange rates on its results of operations, cash flows and financial position. For the three months ended December 31, 1999, foreign currency rate fluctuations reduced license revenues and EPS by 3%, respectively. Foreign currency fluctuations did not have a material impact on the Company's results of operations and financial position during the nine months ended December 31, 1998 and 1999, respectively.

     Based on the Company's foreign currency exchange instruments outstanding at December 31, 1999, the Company estimates that a near-term change in foreign currency rates would not materially affect its financial position, results of operations or net cash flows for the quarter or six-month period ended December 31, 1999. The Company used a value-at-risk ("VAR") model to measure potential fair value losses due to foreign currency exchange rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred by the Company.

Interest Rate Risk

     The Company adheres to a conservative investment policy, whereby its principle concern is the preservation of liquid funds while maximizing its yield on such assets. Cash, cash equivalents and marketable securities approximated $1.05 billion at December 31, 1999, and were invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although the Company's portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold.

     The Company estimates that a near-term change in interest rates would not materially affect its financial position, results of operations or net cash flows for the quarter ended December 31, 1999. The Company used a VAR model to measure potential market risk on its marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred by the Company.

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

     In October 1999, the Company settled all claims in a lawsuit styled BMC Software vs. Peregrine/Bridge Transfer Corp., Skunkware, Inc., Neon Systems, Inc., Wayne E. Fisher and John J. Moores vs. BMC Software Inc. and Max P. Watson. The settlement comprised a $30 million payment by the Company to certain defendants and an $8.6 million payment to Neon Systems, Inc. under a software distribution agreement entered into in connection with the settlement.

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

                                       BMC SOFTWARE INC.

February 14, 2000                      By:         /s/ MAX P. WATSON JR.
                                           -------------------------------------
                                                     Max P. Watson Jr.
                                           Chairman of the Board, President and
                                                  Chief Executive Officer



February 14, 2000                      By:          /s/ WILLIAM M. AUSTIN
                                           -------------------------------------
                                                   William M. Austin
                                               Senior Vice President and
                                                Chief Financial Officer



February 14, 2000                      By:             /s/ JOHN W. COX
                                          --------------------------------------
                                                       John W. Cox
                                                  Chief Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

 27        -- Financial Data Schedule