Form 10-Q/A
period 1999-12-31
BMC SOFTWARE INC
filed 2000-02-25
CIK 835729

================================================================================


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

The Registrant hereby amends the Form 10-Q for the quarterly period ended December 31, 1999.

This amendment is the result of a computational error discovered by the Registrant after the Form 10-Q for the quarterly period ended December 31, 1999 was filed. This computational error caused the Company's elimination of pre-billed deferred maintenance revenue to be overstated. The dollar effect of the computational error on the December 31, 1999 balance sheet is as follows:
Current portion of deferred revenue increased from $332.4 million to $367.8 million. Deferred revenue and other increased from $302.5 million to $307.6 million and Trade accounts receivable, net increased from $234.9 million to $275.4 million. Accordingly, the Registrant is voluntarily filing a revised December 31, 1999 balance sheet reflecting these changes. This computational error did not result in a change in revenues, earnings per share, cash flows or any other portion of the financial statements for the quarterly period ended December 31, 1999 or the financial statements for any previous quarterly period.



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

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                        MARCH 31,      DECEMBER 31,
                                                                           1999           1999
                                                                        ----------     ----------
                                                                                       (UNAUDITED)

Current assets:
  Cash and cash equivalents .......................................     $  347,914     $  105,143
  Investment securities ...........................................        106,292         94,025
  Trade accounts receivable, net ..................................        178,388        275,353
  Trade finance receivables, current ..............................        180,614        165,484
  Deferred tax asset ..............................................         19,363         12,641
  Prepaid expenses and other ......................................         40,854        144,518
                                                                        ----------     ----------
          Total current assets ....................................        873,425        797,164
Property and equipment, net .......................................        244,359        316,576
Software development costs, net ...................................        110,136        144,896
Purchased software, net ...........................................         32,766        139,768
Investment securities .............................................        750,427        847,690
Deferred tax asset ................................................          7,473         16,455
Long-term finance receivables .....................................        223,977        206,911
Goodwill and other intangibles, net ...............................          2,494        359,014
Deferred charges and other assets .................................         37,636         30,759
                                                                        ----------     ----------
          Total assets ............................................     $2,282,693     $2,859,233
                                                                        ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ..........................................     $   27,310     $   30,605
  Accrued commissions payable .....................................         31,944         29,632
  Accrued liabilities and other ...................................        142,120        109,911
  Accrued merger related costs ....................................         38,305         16,891
  Short-term debt .................................................             --        320,000
  Current portion of deferred revenue .............................        411,172        367,763
                                                                        ----------     ----------
          Total current liabilities ...............................        650,851        874,802
  Deferred revenue and other ......................................        297,477        307,608
                                                                        ----------     ----------
          Total liabilities .......................................        948,328      1,182,410
Stockholders' equity:
  Common stock ....................................................          2,366          2,413
  Additional paid-in capital ......................................        185,831        392,659
  Retained earnings ...............................................      1,143,131      1,287,479
  Accumulated other comprehensive income (loss) ...................          8,762            (39)
                                                                        ----------     ----------
                                                                         1,340,090      1,682,552
  Less unearned portion of restricted stock compensation ..........          5,725          5,689
                                                                        ----------     ----------
          Total stockholders' equity ..............................      1,334,365      1,676,823
                                                                        ----------     ----------
                                                                        $2,282,693     $2,859,233
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

                                       BMC SOFTWARE INC.


February 25, 2000                      By:         /s/ MAX P. WATSON JR.
                                           -------------------------------------

                                                     Max P. Watson Jr.
                                           Chairman of the Board, President and
                                                  Chief Executive Officer



February 25, 2000                      By:          /s/ WILLIAM M. AUSTIN
                                           -------------------------------------

                                                   William M. Austin
                                               Senior Vice President and
                                                Chief Financial Officer




February 25, 2000                      By:             /s/ JOHN W. COX
                                          --------------------------------------

                                                       John W. Cox
                                                  Chief Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

 27        -- Financial Data Schedule