Form 10-K
period 2000-03-31
BMC SOFTWARE INC
filed 2000-06-29
CIK 835729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on June 23, 2000 was $8,828,368,649.

    As of June 23, 2000, there were outstanding 246,544,630 shares of Common Stock, par value $.01, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents are incorporated by reference in this report:

    Definitive Proxy Statement filed in connection with the registrant's Annual Meeting of Stockholders currently scheduled to be held on August 28, 2000 (Part III of this Report)

    Such Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Certain Risks and Uncertainties That Could Affect Future Operating Results." You should also carefully review the cautionary statements described in the other documents we file from time to time with the Securities and Exchange Commission, specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     BMC Software is one of the world's largest independent systems software vendors, delivering comprehensive systems management solutions. We provide software solutions that enhance the availability, performance and recoverability of our customers' business-critical applications to help them better manage their businesses. Virtually all of our customers are now conducting a significant portion of their business via the Internet. In the past 12 months, global e-business has exploded, causing market research analysts to drastically increase e-business market size estimates. We believe this dramatic increase in e-business will translate into large amounts of spending on management tools for e-business infrastructure by established businesses shifting on-line, new businesses focused on on-line sales and service providers such as applications service providers ("ASPs"). Our portfolio of systems management solutions allows our customers to manage the various components and technologies within their information technology ("IT") systems from end-to-end, from legacy databases and applications on large mainframes to customer-facing web portals and exchanges.

     Founded in 1980, we first earned a position of leadership in providing high performance software tools and utilities for the mainframe computers on which large enterprises depend. We began to deliver management solutions for distributed IT systems in January 1994, when we acquired the PATROL(R) service level management product suite, which we have established as a market leader. Today, we are a leading provider of systems management solutions for the entire IT enterprise, including mainframe, distributed and web-based systems. With the rapid growth of business conducted over the Internet, companies worldwide are racing to implement, maintain and manage comprehensive e-business strategies. Because e-business success is dependent upon the result of the customer experience, companies cannot afford for their IT systems to be unavailable or performing poorly. Our focus on Assuring Business Availability(TM) addresses the continually increasing requirements that customers' applications -- and their myriad underlying components -- run around the clock, without failure or downtime. Over the last two years we have also invested significantly in our professional services group to help customers implement our products and to deliver our solutions on a more consultative basis.

     Our software solutions address the numerous technology layers in the application stack: operating systems, databases, middleware, web application servers, transaction servers and the applications themselves. We address all of the predominant operating environments of enterprise computing, including:

     - the International Business Machines ("IBM") OS/390 mainframe operating system;

     - the predominant Unix operating system variants, including Sun Solaris, HPUX, IBM's AIX, Linux and Compaq's Tru64;

     - Microsoft Corporation's ("Microsoft" or "MS") MS Windows NT and Windows 2000 operating systems; and

     - E-business platforms such as IBM's WebSphere and Microsoft's Site Server Commerce Edition.

     During fiscal year 2000 we introduced comprehensive e-business management solutions which manage the complexity of the IT enterprise end-to-end in the Internet environment. For example, our solutions monitor and manage the front end web applications and servers on which they reside, security firewalls and end-to-end response time of web transactions. In addition, building on our traditional expertise at managing mainframe computing environments, we introduced several new solutions that manage the back office e-business systems behind the security firewall. These include managing network traffic and middleware as well as legacy mainframe systems and databases that are all linked together in the e-business enterprise. To further our commitment to providing solutions for e-business infrastructure, we acquired Evity, Inc. in April 2000. Evity's SiteAngel 2000(TM) web transactions monitoring service allows companies engaged in e-business to easily monitor the performance of critical path transactions through their web sites, such as purchasing a book or tracking a transaction through a trade exchange, and to measure that performance against pre-set targets. The combination of SiteAngel(TM) with PATROL now provides a complete view of an application's service from outside the security firewall on the Internet to inside the data center.

     In June 2000, we introduced a major new version of PATROL, PATROL 2000, a comprehensive, integrated service level management solution which enables businesses to measure service in terms of end-user response time and business transactions and to publish reports on compliance with service level agreements. PATROL 2000 represents the evolution of PATROL into a true enterprise-wide service level management solution. PATROL 2000 allows for automated diagnosis of the root cause of failures and prediction of the impact of business change on the quality of service delivered. PATROL 2000 further provides for the taking of corrective actions when performance degradation or failure is detected and allows for the automation of these corrective actions. The key activities involved with managing service for both distributed systems and e-business applications may thus be automated using PATROL 2000. Additional product level information is provided under the subheading "-- Products" below.

     Our professional services organization provides a comprehensive suite of consulting services and education offerings designed to ensure ongoing business availability. With our growing professional services business, we have moved from being a provider of software products to becoming a complete solutions provider. Towards this end, we have introduced several programs unique to the industry which provide our customers with the keys to guaranteeing service quality to their customers. The BMC Service Assurance Center(TM) is a holistic methodology for a company's IT department that is designed to provide proactive, continuously improving service to end users. Using a combination of products, services and business process methodologies, our professional services consultants implement the SA Center(R) to monitor and manage critical high-availability business applications. The SA Center automates system management so that attrition and personnel availability, issues IT departments are struggling with worldwide, do not negatively impact the ability of the IT organization to conduct business. In fiscal 2000, we introduced BMC Software OnSite(TM), a certification program which includes solution implementation and regular Health Checks performed by our professional services group. By joining OnSite(TM), customers are able to use the management methodology of BMC Service Assurance(TM) to deliver optimal service to their own customers, partners and end users. In April 2000, we introduced our SureStart(TM) program which guarantees on-time implementation by our professional services group for certain systems management solutions. Customers receive a 20% rebate on the professional services fees if we fail to meet the agreed timeframe. This program is aimed at optimizing the return on investment for a customer by guaranteeing that our products will be fully implemented within an agreed timeframe.

     We were organized as a Texas corporation in 1980 and were reincorporated in Delaware in July 1988. Since March 1998, we have completed several strategic acquisitions. We acquired BGS Systems, Inc. ("BGS") in March 1998, Boole & Babbage, Inc. ("Boole") in March 1999, New Dimension Software Ltd. ("New Dimension") in April 1999, and Evity, Inc. ("Evity") in April 2000. Our principal corporate offices are located at 2101 CityWest Blvd., Houston, TX 77042-2827. Our telephone number is (713) 918-8800.

STRATEGY

     Our strategy is to deliver the most comprehensive e-business systems management software with rapid implementation. The underlying premise of this strategy is that the success of any enterprise today depends on its IT systems. E-business companies, for example, are defined by their IT capabilities. Business-critical applications typically consist of numerous components from multiple vendors, such as packaged, custom and legacy e-business, manufacturing, billing, supply chain, management information and payroll applications. Even routine or baseline applications such as e-mail and calendaring applications become business critical when an organization depends on them for its day-to-day operations. Application downtime or performance degradation can halt or greatly impede an enterprise's daily operations. In addition, the explosive growth of the Internet as a platform for commerce has placed tremendous pressure on IT operations to make these applications available on an uninterrupted, full time basis. Our focus is on the operation of applications and their underlying components in high stress deployments. Our strategy is to provide end-to-end enterprise systems management solutions designed to ensure the availability, performance and recoverability of critical application services with rapid deployment of the management solution. Examples of the capabilities and benefits of our solutions include:

     - Service Level Management -- providing usage, performance and availability information about a system that allows the user to monitor, report, manage and achieve service levels;

     - Improving the availability and responsiveness of customers' applications so they can establish and perform under service level agreements;

     - Minimizing or eliminating system outages, whether planned due to system upgrades or maintenance, or unplanned due to failures;

     - Automating many tedious, error prone and costly administrative tasks in production environments;

     - Helping to ensure that storage systems are operating most effectively and are able to recover from failures quickly, accurately and efficiently;

     - Keeping data current and consistent across data stores;

     - Helping to ensure data availability, integrity and recoverability;

     - Monitoring and event management of many different types of mainframe and distributed systems applications; and

     - Job scheduling, output management and security management.

     We believe that major trends such as Internet computing, e-business and continued reductions in processing, storage and telecommunications costs will drive further gains in productivity and growing investment in existing and new software applications and their supporting infrastructure. The current trend toward business-to-business and business-to-customer e-business adds additional complexity to our customers' environments. Not only are our customers now responsible for managing their internal IT systems, but they must ensure that their business partners' IT systems are available, performing and remain compatible with their own systems. To assist customers in solving complex e-business issues, we announced our first set of e-business solutions in October of 1999. The first of those announced deliverables were introduced to the market in March 2000. Our strength is that while our solutions can monitor and manage a customer's specific e-business applications, we also provide solutions that ensure all of the technology required to generate a transaction is available and performing as planned, and if it fails, can be recovered quickly. As an example, if you choose to order a compact disc from a popular web site, you enter via a web server that is pulling data via middleware from a legacy OS/390 server. Each server is running a unique operating system, database and an ERP or legacy application. Our strength is that we provide tools to monitor, manage, control and optimize the performance of the entire transaction lifecycle. In doing so, we ensure that our customers' business critical applications provide the level of service that both their external and internal customers demand.

     We also believe the OS/390 mainframe platform will continue to be a viable platform for large-scale IT systems for the foreseeable future and will play an important role in e-business as more established companies implement their Internet strategies. Contributing to the ongoing viability of the OS/390 platform are enterprises' large investments in their OS/390 applications and databases and the significant price reductions and performance enhancements delivered by IBM and other mainframe hardware vendors over the last five years. In addition, the OS/390 platform is generally perceived as more stable and reliable than distributed systems alternatives, in part because of its homogeneity and the many well-established systems management tools provided by IBM and companies like us.

     Additionally, we are committed to delivering superior systems management products for the Unix, Microsoft NT and Windows 2000 and e-business environments and the myriad systems and applications software products that comprise large scale, networked distributed information systems. In many cases, we attempt to establish a competitive advantage by delivering tools, such as PATROL, that excel in their breadth of platform support. We believe enterprise software customers often prefer cross-platform products, as opposed to single domain products.

     As we continue to evolve from a point product vendor to a provider of complete systems software solutions, we are working to establish more consultative relationships with our customers. We are investing heavily in our delivery of our software solutions to customers through direct sales representatives and pre-sales and post-sales software consultants. Our professional services group has grown significantly during fiscal 2000. We are using web-based technologies when feasible to distribute our software and documentation to our customers and to provide on-line maintenance and support. Through these efforts, we believe we can increase our customer base and increase the productivity and effectiveness of our field sales and product support organizations.

PRODUCTS

     Driven by the explosion of e-business, our products empower our customers in this global economic environment where speed, time to value, and value over time are critical. Today, it is not simply how quickly a company can get into a market, but how quickly they can respond to end-user requirements and customer requests. Our solutions are positioned to move at Internet speed and aggressively build customer value. As a leading provider of e-business systems management software solutions, our goal is to deliver the confidence needed to manage the Internet environment. Our solutions fall into five broad categories:

PATROL                                      Service Level Management, enhanced
                                            availability, performance monitoring and
                                            management for applications, databases,
                                            middleware and operating systems in
                                            distributed systems operating
                                            environments
Enterprise Data Availability                Enhanced availability, schema management
                                            and data propagation solutions across DB2
                                            and distributed database management
                                            systems
S/390 Service Management                    Enhanced availability, performance
                                            monitoring and management for
                                            applications, databases and subsystems in
                                            the IBM OS/390 operating environment
INCONTROL(TM)                               Automated production, output and security
                                            management across OS/390 and distributed
                                            systems operating environments
Recovery and Storage Management             High-speed, coordinated application and
                                            database backup and recovery and storage
                                            management solutions across OS/390 and
                                            distributed systems operating
                                            environments

  PATROL

     Our application service management product offerings comprise the PATROL application and data management line, the PATROL for Performance Management and PATROL for Prediction and Capacity Management products acquired from BGS, the PATROL Enterprise Manager products acquired from Boole and a management suite for IBM's MQSeries middleware technology.

     Our PATROL product line delivers solutions that monitor the availability and performance of increasingly complex, heterogeneous environments. The autonomous, intelligent PATROL Agent, which resides on the database management system, web or application server, is equipped to take independent, corrective action and can communicate these actions to a centralized console on an as-needed basis, as defined by the user. The core PATROL products contributed approximately 15%, 14% and 17% of our license revenues in fiscal years 1998, 1999 and 2000, respectively.

     Through the acquisitions of Boole and BGS, we expanded our application service management offerings to include the PATROL Enterprise Manager, PATROL for Performance Management and PATROL for Prediction and Capacity Management products. PATROL Enterprise Manager offers a central point of control for distributed systems, allowing users to manage their systems by business function or technology. The product consolidates enterprise management information and provides real-time problem notification and escalation. The PATROL for Performance Management and PATROL for Prediction and Capacity Management products provide both real-time and historical performance analysis and allow for what-if performance modeling and capacity planning to prevent problems as system changes are implemented. In aggregate, these three product lines contributed 7%, 8% and 7% of our license revenues for fiscal years 1998, 1999 and 2000, respectively.

     PATROL for E-business Management features sophisticated, easy-to-use solutions for Web application, site analysis, server, firewall and network analysis management. PATROL for Internet Services was introduced as a base product for comprehensive management of the front end of the e-business process, including the ability to capture true end-to-end response times. PATROL also provides JARTA(TM), the Java Applet Response Time Analyzer, an advanced technological component that monitors Web-indexed response time from the end user's perspective. JARTA optimizes performance and can be added to a Web page and then downloaded when the page is requested by the end user. PATROL for Microsoft Site Server Commerce Edition enables users to monitor and manage catalogs of information as well as search services, and assures e-business site operations remain at peak availability. This ability to capture and measure the end-user experience is greatly enhanced with the recently acquired SiteAngel technology. In contrast to JARTA, SiteAngel is a subscription service that can monitor web-based transactions at periodic intervals to provide an ongoing representation of service quality and customer satisfaction.

     We introduced PATROL 2000 in the first quarter of fiscal year 2001. This is the first major integration of the PATROL, PATROL for Performance Management, PATROL for Prediction and Capacity Management and PATROL Enterprise Manager products into a comprehensive solution that offers single-point monitoring and performance management across heterogeneous applications, databases, middleware and operating system environments. The PATROL 2000 solution includes significant new automation and reporting functionality that helps organizations monitor, manage, control, optimize and predict their future business needs. PATROL 2000 also includes service level management and end-to-end response time capabilities.

  Enterprise Data Availability

     The Enterprise Data Availability products include our administrative tools for DB2(R). These products provide navigation and audit functions for the DB2 catalog structure and automate data structure changes, migration and versioning across multiple, geographically dispersed DB2 subsystems. This automation speeds the process of implementing application changes and preserves data integrity in complex DB2 environments. In fiscal years 1998, 1999 and 2000, these products contributed 6%, 6% and 5%, respectively, of our license revenues.

     The PATROL DB products replicate much of the functionality offered by our traditional OS/390 administrative tools and utilities into the leading distributed database management system environments from Oracle, Sybase, Informix, IBM and Microsoft. The PATROL DB utilities provide high-speed database loading and reorganization routines with integrity checks and statistical analysis. The PATROL DB administrative tools provide consistent, reliable change-control processes when implementing complex database changes. The products automate and speed the deployment of new applications and application changes. For fiscal 1998, 1999 and 2000, these products contributed 3%, 2% and 3% of our license revenues, respectively. Recently introduced, Web DBA for Oracle effectively manages the challenges of web-based database administration. Web DBA is a browser-based comprehensive tool that speeds and simplifies all necessary data management tasks that help identify and correct space problems before end users are affected. Because of its thin-client architecture, Web DBA users can administer their Oracle database from anywhere -- their own PC, an end user's PC, from work or home.

     In an enterprise-class e-business, the computing topography is a mix of mainframe and distributed systems. The ChangeDataMove product is a highly efficient change data propagation solution that captures changes made to IMS, IMS Fast Path, CICS/VSAM, VSAM Batch and DB2 databases, and propagates those changes to DB2, Oracle, Sybase and Microsoft SQL Server in near real-time. A product that shares data transformation changes with ChangeDataMove is DataMove. This is a high-performance bulk data propagation solution that moves data from IMS, IMS Fast Path, VSAM and DB2 for MVS source databases to Oracle, Sybase, Microsoft SQL Server 7.0 and DB2 for MVS target databases. These products result in savings of time, through real-time updates, and money for our customers.

  S/390 Service Management

     Our products for the OS/390 operating environments include our high-speed reorganization utilities and performance management and monitoring tools. The reorganization utilities automate and speed routine, required database reorganizations in IMS and DB2 database management system environments. The performance enhancement products provide real-time database performance improvements through dynamic database tuning and high-speed data caching. These products have been and continue to be our largest source of revenues and operating profits. In the aggregate, these products contributed 24%, 27% and 21% of our license revenues for fiscal years 1998, 1999 and 2000, respectively.

     Through the acquisitions of Boole and BGS, we expanded our OS/390 offerings to include the MAINVIEW(R) by BMC Software product line and BEST/1(R) for OS/390 products. MAINVIEW provides customers with a proactive approach to monitoring, managing and automating mainframe systems. The products provide a centralized view of applications and subsystems across the OS/390 environment and manage application service levels. MAINVIEW Prediction helps identify system bottlenecks and predicts the impact of workload growth and OS/390 system changes. These products contributed 9%, 8% and 7% of our license revenues for fiscal years 1998, 1999 and 2000, respectively.

     MAINVIEW for E-business emerged with comprehensive management of the Web infrastructure for S/390-based e-business environments. These solutions include MAINVIEW for WebSphere, MAINVIEW for Network Management and MAINVIEW for Systems Management. MAINVIEW for WebSphere provides site-use analysis, monitoring and management utilities for DB2, middleware monitoring, management (MQ Series) and WebSphere monitoring and management and transaction processing monitoring (CICS and IMS). The MAINVIEW for Network Management solution optimizes performance of data streams while providing noninvasive monitoring within negligible overhead. To complement the set, MAINVIEW for Systems Management allows the system to automatically respond to requests for information with data-level integration, enabling the combination of objects into composite views.

     In addition to the products discussed above, we also offer a variety of OS/390 products that offer performance enhancements for batch and online processing functions, mainframe networks and specialized OS/390 subsystems. In the aggregate, these products contributed approximately 9%, 9% and 8% of our license revenues for fiscal years 1998, 1999 and 2000.

  INCONTROL

     The INCONTROL products, acquired with our acquisition of New Dimension, provide for the automation and scheduling of production workloads, distribution and viewing of system output, and user registration and password administration. A typical example of a business process that uses the INCONTROL products would be a semi-monthly payroll process. Numerous steps must be taken to ensure that each employee gets paid timely and in the proper amount. Each of these steps has to occur and they must occur in the proper order. The job-scheduling and automation tools ensure that each step in the payroll application occurs correctly and in a timely manner. Once the payroll process is complete, one type of output (the paychecks) must be printed and sent to the correct corporate locations. Another use of the output is to allow business managers to view payroll data online. The INCONTROL for Output Management and INCONTROL for Security Management products ensure that these business processes occur in a timely manner and that the business manager viewing the data has the proper security authorization to do so. INCONTROL Security Management enhances and strengthens the overall security of e-business involvement. In fiscal year 2000 the INCONTROL products contributed approximately 9% of our license revenues.

  Recovery and Storage Management

     The Recovery and Storage Management products include the application recovery solutions for both OS/390 and distributed environments. The RECOVERY MANAGER products for IMS and DB2 and the RESOLVE(R) Recovery Manager products for distributed database management systems enable an application-centric view of system recoveries that allows for a coordinated recovery among multiple database management systems and file systems supporting a single application. The RECOVERY MANAGER, RESOLVE Recovery Manager and supporting products generated approximately 15%, 14% and 13% of our license revenues in fiscal years 1998, 1999 and 2000, respectively. The application recovery solutions also include the SQL-BackTrack(TM) database backup and recovery products. The SQL-BackTrack products speed up and automate the complex sequential steps that must be performed in order to back up or recover distributed systems databases. We continue to market the SQL-BackTrack products as best-of-breed stand-alone solutions and are also integrating them with our RESOLVE Recovery Manager automated recovery solutions.

     RESOLVE for E-business Management allows customers to leave their databases open while making backups and recoveries. One component of this solution, RESOLVE High Speed Transaction Recovery, provides maximum availability and improved transaction integrity by rapidly applying transaction level updates to the database during recovery. The solution also offers refined log analysis, highly specific search abilities and optimal recovery analysis. The other component, RESOLVE Enterprise Snapshot for SQL-Backtrack, delivers continuous database availability and enhances database performance by reducing the impact of backup processing from several hours to a few minutes.

     Our Enterprise Snapshot for Storage Systems exploits the features of third-party storage devices to provide hardware snapshot copy functionality for our high-speed utilities. If Enterprise Snapshot detects that a dataset targeted for snapshot processing resides on supported hardware, it will transparently invoke the hardware's ability to produce near-instantaneous copies of data. Through the acquisition of Boole, we obtained the RESOLVE Storage Resource Manager products to complement our offerings in the storage management area. The RESOLVE Storage Resource Manager products provide a consolidated view of storage environments across OS/390 and distributed systems, statistical reporting on resource consumption, and dynamic control of hardware storage use.

SALES AND MARKETING

     We market and sell our products principally through our direct sales force. Over the past three years, we have evolved our Americas sales model from a centralized one with most of our sales personnel located in Houston, Texas, to a field sales model with approximately 75% of our sales force located outside of Houston. We believe this field sales presence should facilitate our evolution towards a more consultative sales relationship with our customers. In addition, the field sales presence should allow us to license software to a more diverse customer set, including mid-market accounts.

     We supplement the efforts of our direct sales force with an indirect sales channel for our distributed systems products. We have established channels operations groups in North America and Europe to promote, negotiate and support such distribution arrangements and are continuing to invest in our channels infrastructure. We are also represented by local distributors in geographical territories in which we have not established a direct sales presence. In addition, we have established dedicated sales teams focusing on the emerging application service provider market and the Internet business, or dot com, market.

INTERNATIONAL OPERATIONS

     Approximately 40%, 39% and 36% of our total revenues in fiscal years 1998, 1999 and 2000, respectively, were derived from business outside North America. Our international operations provide sales, sales support, product support, marketing and product distribution services for our customers located outside of North America. We also conduct development activities in Singapore and Frankfurt, Germany to provide local language support, product internationalization and integration with local-market hardware and software.

     Total revenues and assets attributable to our North American, European and other international operations (primarily in the Asia Pacific region) are set forth in Note 11 to the Consolidated Financial Statements contained herein. We believe that our operations outside the United States are located in countries that are politically stable and that such operations are not exposed to any special or unusual risks, except for the INCONTROL product development operations in Israel, discussed below. Our growth prospects are highly dependent upon the continued growth of our international license and software maintenance revenues, and such revenues and expenses have been somewhat unpredictable in the past.

     Revenues from our foreign subsidiaries are denominated in local currencies, as are operating expenses incurred in these locales. To date, we have not had any material foreign currency exchange losses. For a discussion of our currency hedging program and the impact of currency fluctuations on international license revenues in fiscal 1999 and 2000, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 1(f) to the Consolidated Financial Statements contained herein. We have not previously experienced any difficulties in exporting our products, but no assurances can be given that such difficulties will not occur in the future.

     We have a significant presence in the State of Israel where our INCONTROL product development operations are located. We believe that Israel is home to highly talented and experienced software developers and other personnel and we intend to continue to invest in our Israeli operations. For a discussion of various unusual risks associated with Israeli operations and investments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Certain Risks and Uncertainties That Could Affect Future Operating Results -- Conditions in Israel."

RESEARCH AND PRODUCT DEVELOPMENT

     In fiscal year 2000, research and development spending, net of capitalized amounts, represented 12% of total revenues and 18% of total operating expenses (excluding amortization of goodwill, acquired technology and intangibles and acquired research and development, legal and merger related costs). These costs related primarily to the compensation of research and development personnel. Although we develop many of our products internally, we may acquire technology from third parties when appropriate and may incur royalty and other payment obligations in connection with such acquisitions. Traditionally, we have acquired rights from third parties to use certain technologies that we believed would accelerate development of new products. Our expenditures on research and development and on product maintenance and support, including amounts capitalized, in the last three fiscal years are discussed below under the headings, "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Expenses -- Research and Development" and
"-- Expenses -- Cost of Maintenance Services and Product Licenses."

     Our general product strategy is discussed under "Strategy" above. A major focus of our fiscal year 2000 product development efforts was the integration of the MAINVIEW OS/390 monitoring and event automation products acquired from Boole with our database tools and utilities for IMS and DB2. Initial components of this integration effort were delivered in fiscal year 2000 with more features and functionality set to be delivered in fiscal year 2001. In the first quarter of fiscal year 2001, we introduced PATROL 2000, which in addition to delivering additional functionality, integrated the BGS BEST/1 and Boole COMMAND/ POST(R) products with PATROL. Development activity on the INCONTROL product line concentrated on adding new functionality for its core job scheduling, output management and security administration product lines, and less on integration with other BMC products. We are also developing major extensions of and enhancements to our core mainframe product lines.

     There can be no assurance that any products currently under development (including those scheduled for near-term general availability) or product integration efforts will be successfully completed or made generally available on dates expected by us, or that when introduced, the products will be free of defects or achieve market success.

     The software industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. In order to maintain the usefulness of our products and their compatibility with modified and new hardware and software, we must sometimes modify and enhance our products and incur substantial associated expenses. From time to time, systems vendors modify existing, or introduce new, hardware, operating system, and other system software. We must then adapt our products to accommodate such changes. To date, we have been able to adapt our products to such changes; however, there can be no guarantee that we will be able to continue to do so.

     Our primary research and development activities are based in Houston and Austin, Texas, Waltham, Massachusetts, San Jose, California and Tel Aviv, Israel. We internally create and produce all user manuals, sales materials and other documentation related to our products. Product manufacturing and distribution is based in Houston, Texas, with European manufacturing and distribution jointly based in Nieuwegein, The Netherlands and Dublin, Ireland. Recently, we opened a manufacturing and distribution center in Singapore to serve our Asia Pacific operations.

MAINTENANCE, ENHANCEMENT AND SUPPORT SERVICES

     Revenues from providing maintenance, enhancement and support services comprised 33%, 29% and 28% of our total revenues in fiscal years 1998, 1999 and 2000, respectively. Payment of maintenance, enhancement and support fees entitles a customer to telephone and internet support and problem resolution services, including pro-active notification, electronic support requests and a resolution database, and enhanced versions of a product released during the maintenance period, including new versions necessary to run with the most current release of the operating systems, databases and other software supported by the product. Such maintenance fees are an important source of recurring revenue to us, and we invest significant resources in providing maintenance services and new product versions. These services are important to our customers who require immediate problem resolution because of their use of our products to manage their business-critical IT systems. The services are also necessary because customers require forward compatibility when they install new versions of the software systems supported by a BMC product.

     For our mainframe products, the fee for the first year of product maintenance services is included with the license fee. Subsequently, licensees may renew their maintenance agreements each year for an annual fee. The annual fee for mainframe products is generally 17% to 20% of the then current list price of the licensed product as adjusted for any applicable discounts. For our distributed systems products, the initial maintenance period is shorter (typically 90 days) and the renewal fee varies from 15% to 20% depending on the level of support selected by the licensee. In addition, customers are entitled to reduced maintenance percentages for prepayment of annual maintenance fees.

PROFESSIONAL SERVICES

     Our professional services group consists of a worldwide team of experienced software consultants. During fiscal 2000, we rapidly grew the professional services group from less than 200 software consultants at the beginning of the year to over 450 software consultants today, achieving a critical mass in North America and Europe. Professional services contributed approximately 3% of our revenues for fiscal year 2000, and we expect this group to continue to experience significant growth.

PRODUCT PRICING AND LICENSING

     Our mainframe products are generally licensed under enterprise license agreements under which the customer is licensed to use the products on an unlimited number of central processing units ("CPUs") of any size, subject to a limit on the aggregate processing power of such CPUs as measured in millions of instructions per second ("MIPS"). MIPS capacity based upgrade fees are owed when and if the stipulated MIPS ceiling is exceeded. Our mainframe products were historically priced and licensed on a tiered pricing basis whereby the license fee for a product increases in relation to the processing capacity of the CPU on which the product is installed. Under tiered pricing, CPUs are classified by CPU tier according to their processing power as measured in MIPS. More powerful CPUs fall into higher tiers and carry higher license fees. CPU upgrade fees are charged if a product is installed on another CPU that falls in a higher CPU group category. Substantially all of our larger mainframe customers have converted their CPU tier-based licenses to enterprise license agreements.

     We price and license PATROL and other distributed systems solutions on a CPU tier basis and on an enterprise wide capacity basis. CPU upgrade fees from PATROL and other distributed systems solutions have been immaterial to date, and we expect that PATROL revenues will be predominately generated from additional unit sales rather than CPU upgrade fees. Certain of our other distributed systems products are also licensed on a tiered basis, while those at lower price points are licensed on a per unit basis.

     We maintain various discount programs for our mainframe and distributed systems solutions, including discounts for multiple copies of a product and volume discounts for enterprise license transactions.

     Recently, we have introduced new pricing and licensing models to address the emerging applications service provider, or ASP, market. We license our products to ASPs on a term basis and charge both a fixed price during the term and a variable cost based on the number of end users the ASP services. We recognize this revenue over the term of the license. Also, the recently acquired SiteAngel 2000 subscription service is provided for a term fee based on the agreed number of SiteAngels(TM) and monitoring frequencies a customer utilizes. This revenue will be recognized over the term of the service contract. We anticipate that we will continue to introduce additional pricing and licensing models to meet the needs of the marketplace, some of which may require us to recognize revenue over time.

     We recognize revenues from licenses and upgrade fees when both parties are legally obligated under the terms of the respective agreement, the underlying software products have been delivered, collection is deemed probable and there are no remaining material obligations on our part. We recognize maintenance revenues, including maintenance bundled with perpetual license fees, ratably over the maintenance period, and we recognize professional services revenues as the services are provided. For a discussion of enterprise license transactions, the various components of license and upgrade revenues and our revenue recognition practices for such components, see the discussion below under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Results of Operations -- Revenues -- Product License Revenues" and Note 1(h) to the Consolidated Financial Statements contained herein.

     Our products are generally marketed on a trial basis. When a customer desires to license a trial product, a permanent product copy or a coded password to convert the trial tape to a permanent tape is provided. Consequently, we do not have any material backlog of undelivered products. We license our software products almost exclusively on a perpetual basis.

COMPETITION; SYSTEM DEPENDENCE

     The IT systems management software markets in which we compete are highly competitive with competition continually increasing, as discussed below and in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" section of this report under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results."

     The mainframe systems software business is highly competitive. Our mainframe products run primarily with IBM's IMS and DB2 database management systems, IMS/TM and CICS transaction managers. Certain of our mainframe products, including our core IMS and DB2 database tools and utilities, are essentially improved versions of system software utilities that are provided as part of these integrated IBM system software products. IBM continues to improve or add to these integrated software packages as part of its strategic initiative of reducing the overall software costs associated with its mainframe computers. IBM is also aggressively marketing separately priced competing high performance utilities in addition to its base utilities. If IBM is successful in duplicating our products, it could provide them at a much lower cost because of the different economics of its mainframe business. This would likely have a material adverse effect on demand for product licenses, license upgrades and recurring maintenance for our competing products. IBM is significantly increasing the performance of its tools and utilities for IMS and DB2, both through internal development efforts and arrangements with third party software developers.

     In addition to IBM, we compete in the mainframe tools and utilities market with Computer Associates International, Inc. ("CA"), Neon Systems, Inc. and other independent software vendors that have the ability to develop and market products similar to, and competitive with, our products. CA has acquired Platinum Technology International, Inc., our primary competitor in the DB2 tools and utilities market, and Innovative Designs, Inc., to compete in the IMS tools and utilities market. Product pricing is a key competitive factor in the market for third-party tools and utilities for IMS and DB2. In addition, with our acquisitions of Boole and New Dimension, we became much more competitive in other mainframe product lines with CA, IBM and Candle Corporation. Both IBM and CA are significantly larger companies than us, with greater resources and product breadth and larger sales channels.

     The distributed systems markets that PATROL and our other systems management solutions address are also highly competitive. All of the major mainframe systems software vendors have distributed systems management strategies that overlap to varying degrees with PATROL. These competitors include, to differing degrees, IBM's Tivoli subsidiary, CA, Compuware Corporation and Candle Corporation. The relational database management systems vendors, such as Oracle and Sybase, and hardware companies such as HP, Sun and Cabletron, are also providing competitive or potentially competitive products for their respective platforms that are relatively inexpensive. Selected ERP vendors also provide systems management tools unique to each of their markets. The network and systems management framework providers are attempting to extend their products into PATROL's functional space. In addition, smaller companies continually enter the distributed systems management software markets, such as NetIQ Corp. for MS Windows NT management and Quest Software for Oracle management. We intend to differentiate PATROL from these products and other competitive products by providing more depth of features and functionality and by providing broader support for the many different technology components of a mission-critical distributed IT system. There can be no assurance whether this strategy will be successful. We expect these markets to continue to increase in competitiveness.

     We believe that the key criteria considered by potential purchasers of our products are as follows: the operational advantages and cost savings provided by a product; product quality and capability; product price and the terms on which the product is licensed; ease of integration of the products with the purchasers' existing systems; ease of product installation and use; quality of support and product documentation; and the experience and financial stability of the vendor.

     We continually modify our mainframe products to maintain compatibility with new IBM hardware and software. To do so and to develop and test new products, we license IMS/DB, DB2, IMS/TM, CICS and other software systems from IBM on similar terms as other IBM customers. If IBM were to terminate the current license arrangements or otherwise deny us access to these systems, or if IBM adopts technological changes that prevent or make more difficult our access to the systems, we would be adversely affected. Similarly, if we were unable to acquire and maintain access to the major ERP applications, distributed database management systems and other IT system components equivalent to our access to DB2 and other IBM systems software, our development of distributed systems products would be impeded.

CUSTOMERS

     No single customer accounted for a material portion of our revenues during any of the past three fiscal years. Because our mainframe solutions are used with relatively expensive computer hardware, most of our revenues are derived from companies that have the resources to make a substantial commitment to data processing and their computer installations. Our software products are generally used in a broad range of industries, businesses and applications. Our customers include manufacturers, telecommunications companies, financial services providers, banks, insurance companies, educational institutions, retailers, distributors, hospitals, government agencies and value-added resellers.

INTELLECTUAL PROPERTY

     We distribute our products in object code form and rely upon contract, trade secret, copyright and patent laws to protect our intellectual property. The license agreements under which customers use our products restrict the customer's use to its own operations and prohibit disclosure to third persons. We now distribute certain of our distributed systems products on a shrink-wrap license basis, and the enforceability of such restrictions in a shrink-wrap license is unproven in certain jurisdictions. Also, notwithstanding those restrictions, it is possible for other persons to obtain copies of our products in object code form. We believe that obtaining such copies would have limited value without access to the product's source code, which we keep highly confidential. In addition, we employ protective measures such as CPU dependent passwords, expiring passwords and time-based trials.

EMPLOYEES

     As of March 31, 2000, we had 6,677 full-time employees. We believe that our continued success will depend in part on our ability to attract and retain highly skilled technical, sales, marketing and management personnel. Competition continues to increase for well-qualified software sales, development and consulting personnel. We consider our employee relations to be excellent.

ITEM 2. PROPERTIES

     Our headquarters and principal marketing and product development operations are located in Houston, Texas, where we own and occupy two office buildings totaling approximately 730,000 square feet and lease an additional 218,000 square feet of office space in other buildings. We are currently constructing an 850,000 square foot expansion to the Houston location. We also maintain development organizations in Austin, Texas, where we lease a 215,000 square foot facility, in San Jose, California, where we lease a 207,000 square foot facility, in Waltham, Massachusetts, where we lease a 176,000 square foot facility, in Costa Mesa, California, where we lease a 70,000 square foot facility and in Tel Aviv, Israel, where we lease a 60,000 square foot facility. We occupy a 60,000 square foot leased sales and support facility in Frankfurt, Germany, and smaller sales offices in other major cities around the world. We also lease our principal mainframe computers and telecommunications equipment. See Notes 1(e) and 10 to the Consolidated Financial Statements contained herein.

ITEM 3. LEGAL PROCEEDINGS

     On March 9, 1999, a class action complaint was filed against us and four of our senior executives alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act in connection with our financial statement presentation following our acquisition of BGS in March 1998 in a pooling-of-interests transaction. Four similar actions were filed in the Southern District of Texas. All of the actions were subsequently consolidated in a single action. The lawsuits were filed following our announcement that we were restating our historical financial results to include BGS's results in our financial statements as a condition to the Securities and Exchange Commission declaring effective our registration statement on Form S-4 relating to our acquisition of Boole. The plaintiffs seek an unspecified amount of compensatory damages, interest and costs, including legal fees. The action is subject to the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). We deny the allegations of wrongdoing in connection with the matters set forth in the complaint and intend to vigorously defend the action. We have filed a motion to dismiss the complaint. An unfavorable judgment or settlement, however, could have a material adverse effect on our financial position or results of operations. On June 15, 2000, a United States Magistrate Judge issued an Opinion and Recommendation recommending to the United States District Judge that our motion to dismiss be granted and that the case be dismissed. On June 29, 2000, an Order was entered by the United States District Judge granting our motion to dismiss and dismissing the complaint. The plaintiffs have the right to appeal this Order.

     On February 4, 2000, an action styled Dov Klein v. BMC Software, Inc., Richard P. Gardner, Stephen B. Solcher, Roy J. Wilson, Kevin M. Weiss, Kevin M. Klausmeyer, Max P. Watson Jr., William M. Austin, Wayne S. Morris, M. Brinkley Morse, Robert E. Beauchamp, and Theodore W. Van Duyn, No. 00-CV-359, was filed in the United States District Court for the Southern District of Texas, Houston Division. This is a purported class action filed on behalf of all purchasers of our securities between July 29, 1999 and January 4, 2000. The plaintiff alleges that BMC Software and eleven current and former senior executives violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The plaintiff contends that BMC Software and the individual defendants artificially inflated our stock price prior to the announcement of operating results for the third quarter of fiscal 2000 by extending unusual payment terms to purchasers of our products, failing to disclose softening demand and increasing competition for our products, and failing to disclose difficulties in managing our sales force. The plaintiff seeks unspecified compensatory damages, interest and costs, including legal fees. The action is subject to the PSLRA. On March 9, 2000, the court consolidated four similar actions, ordered that all subsequently filed similar actions be consolidated, and set out a briefing schedule. Under the briefing schedule, the defendants are not required to move, plead, or otherwise respond until 60 days after (1) the court appoints a lead plaintiff and lead counsel under the PSLRA and (2) an amended complaint is filed by the plaintiffs. On April 3, 2000, certain plaintiffs filed an application to be appointed lead plaintiff and lead counsel under the PSLRA. That motion was granted on June 13, 2000. We intend to deny the allegations in the consolidated complaint and defend the consolidated action vigorously. We anticipate that we will file a motion to dismiss the case. At this early stage of the litigation, it is not possible to estimate potential damages, but it appears that if liability were established, an unfavorable judgment or settlement could have a material adverse effect on our financial position or results of operations.

     We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since August 12, 1988, our Common Stock has been traded in the NASDAQ National Market System under the symbol "BMCS." At June 23, 2000, there were 1,723 holders of record of Common Stock.

     The following table sets forth the high and low bid quotations per share of Common Stock for the periods indicated.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
FISCAL 1999
  First Quarter.............................................  $53.88   $40.19
  Second Quarter............................................   60.25    39.50
  Third Quarter.............................................   59.88    34.88
  Fourth Quarter............................................   48.25    30.12
FISCAL 2000
  First Quarter.............................................  $54.50   $30.00
  Second Quarter............................................   71.88    47.50
  Third Quarter.............................................   84.06    50.25
  Fourth Quarter............................................   86.63    36.00

     The only dividends declared or paid since 1988 relate to BGS. BGS paid dividends of $7.6 million in fiscal 1998, and no dividends were paid since. We do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings otherwise available for cash dividends on the Common Stock for use in our operations, for expansion and for stock repurchases. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data presented under the captions "Statement of Earnings Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 2000, are derived from the Consolidated Financial Statements of BMC Software, Inc. and its subsidiaries. Our historical financial data has been restated to include the historical financial results of Boole and BGS for each of the periods presented. As BMC, Boole and BGS had different fiscal year-ends, necessary adjustments have been made to conform fiscal year-ends for certain periods. See Note 1(c) to the Consolidated Financial Statements contained herein for further discussion of consolidated periods and adjustments made. The financial statements of BMC for all fiscal years presented have been audited by Arthur Andersen LLP, independent public accountants, except for the consolidated financial statements of Boole which were audited by Ernst & Young LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements as of March 31, 1999 and 2000, and for each of the three years in the period ended March 31, 2000, the accompanying notes and the reports of independent public accountants thereon, which are included elsewhere in this Form 10-K.

                                                             YEARS ENDED MARCH 31,
                                                 ----------------------------------------------
                                                  1996     1997     1998      1999       2000
                                                 ------   ------   ------   --------   --------
                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Total revenues.................................  $638.9   $791.9   $985.3   $1,303.9   $1,719.2
Operating income...............................   171.8    242.8    253.6      415.3      270.5
Net earnings...................................  $126.7   $184.4   $188.5   $  362.6   $  242.5
                                                 ======   ======   ======   ========   ========
Basic earnings per share.......................  $ 0.56   $ 0.81   $ 0.82   $   1.55   $   1.01
                                                 ======   ======   ======   ========   ========
Shares used in computing basic earnings per
  share........................................   225.5    226.5    229.8      234.3      241.0
                                                 ======   ======   ======   ========   ========
Diluted earnings per share.....................  $ 0.54   $ 0.76   $ 0.77   $   1.46   $   0.96
                                                 ======   ======   ======   ========   ========
Shares used in computing diluted earnings per
  share........................................   235.4    241.5    244.5      248.6      253.0
                                                 ======   ======   ======   ========   ========

                                                                  AS OF MARCH 31,
                                                 --------------------------------------------------
                                                  1996      1997       1998       1999       2000
                                                 ------   --------   --------   --------   --------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Cash and cash equivalents......................  $ 99.6   $  127.1   $  106.0   $  347.9   $  152.4
Working capital................................    83.1      114.5       96.4      222.6       12.3
Total assets...................................   826.4    1,104.8    1,498.1    2,282.7    2,962.1
Stockholders' equity...........................   477.2      659.5      877.7    1,334.4    1,780.9
Dividends declared.............................     7.0        5.8        7.6         --         --
Dividends declared per share...................  $ 0.03   $   0.03   $   0.03   $     --   $     --

     In April 1998, we announced that the board of directors approved a two-for-one stock split (in the form of a dividend) that was payable to stockholders of record on May 1, 1998 and was effective May 15, 1998. Share and per share data presented here and throughout the Consolidated Financial Statements, have been adjusted to give effect to this two-for-one split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     This section includes historical information, certain forward looking information and the information provided below under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results" about certain risks and uncertainties that could cause our future operating results to differ materially from the results indicated by any forward looking statements made by us or others. It is important that the business discussion in Item 1 of this report and the historical discussion below be read together with the discussion of risks and uncertainties, and that these discussions be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

HISTORICAL INFORMATION

  Acquisitions

     In March 1998, we acquired BGS in a stock-for-stock merger. We issued 7.2 million shares of Common Stock in the transaction. The transaction was accounted for using the pooling-of-interests method, and we have restated the prior period financial results to include those of BGS for the periods presented.

     In March 1999, we acquired Boole in a stock-for-stock merger. We issued
19.1 million shares of Common Stock in the transaction. The transaction was accounted for using the pooling-of-interests method, and we have restated the prior period financial results to include those of Boole for the periods presented.

     In April 1999, we acquired New Dimension in a cash tender offer. This transaction was accounted for using the purchase accounting method and accordingly, New Dimension's post-merger financial results have been included in our fiscal 2000 financial results since the acquisition date.

     In April 2000, we acquired Evity for 1.6 million shares of Common Stock and cash of $10 million. Stock options to purchase 0.4 million common shares were issued to replace outstanding Evity stock options. Because the transaction closed after the end of fiscal 2000 and was accounted for as a purchase transaction, Evity's financial results are not included in our financial results through March 31, 2000.

  Results of Operations

     The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Consolidated Statements of Earnings and Comprehensive Income bear to total revenues.

                                                                  PERCENTAGE OF
                                                                 TOTAL REVENUES
                                                              YEARS ENDED MARCH 31,
                                                            -------------------------
                                                            1998      1999      2000
                                                            -----     -----     -----
Revenues:
  Licenses................................................   66.8%     69.6%     68.6%
  Maintenance and services................................   33.2      30.4      31.4
                                                            -----     -----     -----
          Total revenues..................................  100.0     100.0     100.0
Selling and marketing expenses............................   32.2      32.0      36.9
Research and development expenses.........................   12.3      12.6      12.4
Cost of maintenance services and product licenses.........   13.0      11.7      10.3
General and administrative expenses.......................    7.9       7.3       7.9
Acquired research and development.........................    6.6       1.3       4.7
Amortization of goodwill, acquired technology and
  intangibles.............................................    0.4       0.3       8.1
Legal settlement..........................................     --        --       3.2
Merger related costs......................................    1.9       3.0       0.8
                                                            -----     -----     -----
          Operating income................................   25.7      31.8      15.7
Interest expense..........................................     --        --      (1.3)
Interest and other income, net............................    4.0       4.8       3.7
                                                            -----     -----     -----
          Other income, net...............................    4.0       4.8       2.4
                                                            -----     -----     -----
          Earnings before income taxes....................   29.7      36.6      18.1
Income taxes..............................................   10.6       8.7       4.0
                                                            -----     -----     -----
          Net earnings before cumulative effect of
            accounting change.............................   19.1      27.9      14.1
Cumulative effect of accounting change, net of taxes......     --      (0.1)       --
                                                            -----     -----     -----
          Net earnings....................................   19.1%     27.8%     14.1%
                                                            =====     =====     =====

  Earnings

     Total revenues in fiscal 2000 were $1.7 billion, a 32% increase over fiscal 1999 total revenues of $1.3 billion. The revenue growth was the result of a 40% increase in North American product license revenues, a 15% increase in international product license revenues and a 36% increase in worldwide maintenance and services revenues. Fiscal 1999 total revenues increased 32% over fiscal 1998 revenues of $985.3 million due to increases of 39% in North American license revenues, 35% in international license revenues and 21% in worldwide maintenance and services revenues. See further discussion under "-- Revenues" below. Our operating expenses (excluding amortization of goodwill, acquired technology and intangibles and acquired research and development, legal and merger related costs) have increased from approximately 65% and 64% of total revenues in fiscal 1998 and 1999, respectively, to approximately 68% of total revenues in fiscal 2000, primarily as a result of increased sales and marketing costs, including sales commissions and personnel costs in our growing professional services business. Net earnings were $242.5 million in fiscal 2000, a 33% decrease from net earnings of $362.6 million in fiscal 1999. The decrease was solely due to increased charges for amortization of goodwill, acquired technology and intangibles and acquired research and development, legal and merger related costs, which increased to $289.4 million in fiscal 2000 from $59.9 million in fiscal 1999, primarily as a result of the New Dimension acquisition and the settlement of a lawsuit in fiscal 2000. Net income excluding these charges increased to $444.6 million for fiscal 2000 from $392.4 million in fiscal 1999. Fiscal 1999 net earnings reflected a 92% increase over fiscal 1998 net earnings of $188.5 million primarily as a result of increased revenues and interest income, a lower effective tax rate and a decrease in acquired research and development write-offs from $65.5 million in fiscal 1998 to $17.3 million in fiscal 1999. The increase in earnings from fiscal 1998 to fiscal 1999 was also affected by the restatement of our financial results to include Boole's financial results, because Boole's fiscal 1999 yearend had to be conformed to ours as discussed in Note 1(c) to the Consolidated Financial Statements contained herein. Based upon the unaudited Boole financial results for the twelve-month period ended March 31, 1998, the fiscal 1999 total revenue growth would have been approximately 31% and the growth in net earnings would have been approximately 76%.

     Historical performance should not be viewed as indicative of future performance, as there can be no assurance that operating income or net earnings as a percentage of revenues will be sustained at these levels. For a discussion of factors affecting operating margins, see the discussions below under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results."

  Earnings per Share

     Basic earnings per share was $.82, $1.55 and $1.01 in fiscal 1998, 1999 and 2000, respectively. Diluted earnings per share was $.77, $1.46 and $.96, respectively. Excluding amortization of goodwill, acquired technology and intangibles and acquired research and development, legal and merger related costs, basic earnings per share was $1.16, $1.67 and $1.84 and diluted earnings per share was $1.09, $1.58 and $1.76 in fiscal 1998, 1999 and 2000, respectively. The changes in earnings per share over the three years resulted from the factors discussed under "--Earnings" above and an increase in weighted average shares outstanding.

  Revenues

                                                                      PERCENTAGE CHANGE
                                                                  -------------------------
                                      YEARS ENDED MARCH 31,          1999          2000
                                   ----------------------------   COMPARED TO   COMPARED TO
                                    1998      1999       2000        1998          1999
                                   ------   --------   --------   -----------   -----------
                                          (IN MILLIONS)
Licenses:
  North America..................  $400.0   $  557.1   $  777.7      39.3%        39.6%
  International..................   258.3      349.8      402.5      35.4%        15.1%
                                   ------   --------   --------
          Total licenses.........   658.3      906.9    1,180.2      37.8%        30.1%
                                   ------   --------   --------
Maintenance and services.........   327.0      397.0      539.0      21.4%        35.8%
                                   ------   --------   --------
          Total revenues.........  $985.3   $1,303.9   $1,719.2      32.3%        31.9%
                                   ======   ========   ========

     We generate revenues from product license fees for our computer software products, product maintenance and support fees for the associated maintenance, enhancement and support of these products and professional services fees. We generally recognize revenue from license fees upon the execution of a software license agreement by both parties, the delivery of the underlying products and the acceptance of such products by the customer. In transactions wherein certain of the revenue recognition criteria are not met, license revenue is deferred. The effect of such deferral is to exclude the deferred license revenues from license revenues recognized in the period of deferral and to include them in the period in which the contractual contingencies or obligations that caused deferral have been fulfilled or have expired. Net deferred license revenues in a period is the amount of license revenues deferred into future periods reduced by the amount of previously deferred license revenues recognized in that period. Absent net deferred license revenues, license revenues would have been $54.4 million higher in each of fiscal 1998 and 1999, and would have been $104.1 million lower in fiscal 2000. Maintenance and support fees are recognized ratably over the maintenance term as defined in the applicable software license agreement and professional services fees are recognized as the services are provided. For further discussion of our revenue recognition policies, refer to the discussion below and to Note 1(h) to the Consolidated Financial Statements contained herein.

     Total revenue growth of 32.3% in fiscal 1999 resulted from revenues generated by our mainframe products for the IBM OS/390 operating system and the IMS and DB2 database management systems, the expansion of our distributed systems product lines and sales channels and, to a lesser extent, higher growth rates of product maintenance and services fees. Total revenue growth of 31.9% in fiscal 2000 resulted from revenues generated by our mainframe products, particularly those for DB2, our distributed systems product lines, the addition of the New Dimension INCONTROL products in a purchase accounting transaction and, to a lesser extent, higher growth rates of product maintenance and services fees. Excluding incremental revenues associated with New Dimension, total revenue growth was approximately 23% for fiscal 2000. In fiscal 1999, license fees from customers licensing our mainframe products for current and future additional processing capacity generated over one-half of overall growth in total license revenues. In fiscal 2000, almost 60% of license revenue growth was generated by distributed systems license fees, and license fees from customers licensing our mainframe products for current and future processing capacity generated less than one quarter of license revenue growth. The growth in product license and maintenance fees in fiscal 1999 and 2000 was derived principally from products developed prior to fiscal 1999. Product revenue growth was only nominally impacted by price increases and inflation in fiscal 1999 and 2000.

     No single customer represented greater than 10% of total revenues in fiscal 1998, 1999 and 2000. This customer base is concentrated in the top 1,000 IT purchasers worldwide and, by industry, in the telecommunications, financial services and other transaction-intensive sectors. We believe that sales to repeat customers accounted for the substantial majority of total license and maintenance revenues in the periods presented.

  Product Line Revenues

     At March 31, 2000, we marketed over 450 software products designed to improve the availability, performance and recoverability of enterprise applications, databases and other IT systems components operating in mainframe, distributed computing and Internet environments. Our mainframe products accounted for approximately 73%, 70% and 64% of total revenues for fiscal years 1998, 1999 and 2000, respectively. Total revenues from mainframe products grew 28% from fiscal 1998 to fiscal 1999 and 20% from fiscal 1999 to fiscal 2000. The revenues from these products are driven largely by the growth in customers' future processing capacity, as discussed below.

     The high performance utilities and administrative tools for IBM's IMS and DB2 database management systems comprise the largest portion of our mainframe-based revenues and total revenues. Our tools and utilities for IMS databases collectively contributed 19%, 20% and 15% of total revenues and 18%, 20% and 14% of license revenues for fiscal years 1998, 1999 and 2000, respectively. Our tools and utilities for DB2 databases collectively contributed 24% of total revenues and 25% of license revenues for each of the same periods. Combined total revenues for these product lines grew 36% from fiscal 1998 to 1999 and 15% from fiscal 1999 to 2000. The balance of our mainframe products represented 30%, 26% and 26% of total revenues for fiscal years 1998, 1999 and 2000, respectively, representing growth of 16% from fiscal 1998 to fiscal 1999 and 30% from fiscal 1999 to fiscal 2000, in part due to the addition of New Dimension. The decline in relative revenue contribution by the mainframe product lines reflects the higher growth rates of our distributed systems products in these periods.

     Total revenues from distributed systems products grew 45% from fiscal 1998 to 1999 and 59% from fiscal 1999 to 2000. Distributed systems license revenues grew 36% and 55% for those same periods, respectively. Distributed systems product revenue growth was derived primarily from increased market acceptance of the PATROL application and data management product suite, the addition of the INCONTROL product family, our significant and growing investment in our distributed systems direct and indirect sales channels and higher distributed systems maintenance and services fees. The distributed systems product lines contributed 27%, 30% and 36% of total revenues and 33%, 33% and 39% of license revenues for fiscal years 1998, 1999 and 2000, respectively. In fiscal 1999 and 2000, PATROL was the most significant contributor to growth in total and license revenues for distributed systems products. For fiscal 2000, our principal distributed systems management product lines were the PATROL application and data management suite, the BEST/1 performance management products, the INCONTROL Control-M job scheduling products, Control-D output management products and Control-SA security administration products, the PATROL DB database administration products, the SQL-Backtrack application and database recovery products and the COMMAND/POST, Spaceview and Command/MQ products.

     The PATROL application and data management products accounted for 13%, 13% and 17% of total revenues for fiscal years 1998, 1999 and 2000, respectively, reflecting a 33% increase from fiscal 1998 to fiscal 1999 and a 68% increase from fiscal 1999 to 2000. The remaining distributed systems products accounted for 14%, 17% and 19% of total revenues in fiscal years 1998, 1999 and 2000, respectively, reflecting a 56% increase from fiscal 1998 to 1999 and a 52% increase from fiscal 1999 to 2000. The revenues from our distributed systems product offerings depend upon the continued market acceptance of our existing products and our ability to successfully develop and deliver additional products for the distributed systems environment. We have experienced rapid growth in our distributed systems product lines since their introduction in late fiscal 1994. The distributed systems market is highly competitive and dynamic and there can be no assurance that this growth will continue.

  Product License Revenues

     Our product license revenues consist of product license fees and license upgrade fees. Product license fees are all fees associated with a customer's licensing of a given software product for the first time. License upgrade fees are all fees associated with a customer's purchase of the right to run a previously licensed product on a larger computer or computers. License upgrade fees are primarily generated by our mainframe products and include fees associated both with current and future additional processing capacity. Effective April 1, 1999 we adopted a modified definition of product license and product upgrade fees as discussed below under the heading "Definitions of License Revenue Categories."

     Our North American operations generated 61%, 61% and 66% of total license revenues in fiscal 1998, 1999 and 2000, respectively. North American license revenues increased by 39% from fiscal 1998 to fiscal 1999 and by 40% from fiscal 1999 to 2000. Distributed systems product license fees were the largest contributor of growth from fiscal 1999 to fiscal 2000, followed by increased capacity-based license upgrade fees.

     International license revenues represented 39%, 39% and 34% of total license revenues in fiscal 1998, 1999 and 2000, respectively. International license revenues increased by 35% from fiscal 1998 to fiscal 1999 and by 15% from fiscal 1999 to 2000. Increased licensing of our distributed systems products was the largest contributor of growth from fiscal 1999 to fiscal 2000, followed by capacity-based license upgrade fees. International license revenues were slightly increased by the strengthening of the dollar against local currencies from fiscal 1998 to fiscal 1999 and were decreased by 4% due to foreign currency exchange rate changes from fiscal 1999 to 2000 after giving effect to our foreign currency hedging program.

     The sustainability and growth of our mainframe-based license revenues are dependent upon capacity-based license upgrade fees, particularly within our largest customer accounts. During fiscal 2000, license upgrade fees (for current and future processing capacity) accounted for 30% of our total revenues and 43% of our total license revenues. Most of our largest customers have entered into enterprise license agreements allowing them to install our products on any number of CPUs, subject to a maximum limit on the aggregate processing power of the CPUs as measured in MIPS. Additional license upgrade fees are due if the MIPS limit is exceeded. Substantially all of these transactions include license upgrade fees associated with additional processing capacity beyond the customers' current usage levels, and some include product license fees for additional products. In our typical enterprise license transactions, the fees associated with future additional mainframe processing capacity comprise from one-half to substantially all of the license fees received in these transactions. Over the last several years, we experienced a strong increase in demand from our mainframe customers for the right to run our products on increased future mainframe processing capacity. This led to larger single transactions with higher per MIPS discounts. Although growth in mainframe capacity-based license upgrade fees slowed in fiscal 2000, we expect that we will continue to be dependent upon these capacity-related license upgrade fees. There can be no assurance, however, that the demand for mainframe processing capacity or the perceived benefits of our core mainframe products will continue. The slowing of this demand adversely impacts our mainframe license revenues and operating results. See the discussion below under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results."

  Definitions of License Revenue Categories

     We license our products primarily in two ways: by copy and on an enterprise license basis by aggregate licensed capacity. When products are licensed on a per copy basis, license revenues from the initial licensing of each copy of the product are product license fees. All revenues from the customer's licensing of the right to use a previously licensed copy on a larger computer are license upgrade fees. When products are licensed on an enterprise aggregate licensed processing capacity basis, all license revenues associated with the first time licensing of such products are product license fees. All revenues associated with the licensing of a previously licensed product to operate on additional aggregate processing capacity are license upgrade fees.

     The definition of product license fees received when a product is licensed on an aggregate licensed capacity basis became effective for fiscal 2000 and represents a change from our practices prior to acquiring Boole and New Dimension. Previously in aggregate licensed capacity transactions, revenues associated with the first time licensing of a product were allocated between revenues associated with the customer's current processing capacity, which were categorized as product license fees, and revenues associated with future processing capacity, which were categorized as license upgrade fees. Now all of these fees are categorized as product license fees. The effect of this change is to increase the amount of revenues allocated to product license fees and to decrease the amount of revenues allocated to license upgrade fees. For large enterprise license transactions that include newly licensed products, the effect of this change is significant. This change solely impacts our internal characterization of license revenues and has no effect on license revenue recognition.

  Maintenance and Support Revenues; Services Revenues

     Maintenance and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program, and services revenues represent fees from professional services, including implementation, education and complementary services, performed during the period. Maintenance and support enrollment entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems and applications. These fees are generally charged annually and equal 15% to 20% of the discounted price of the product. In addition, customers are entitled to reduced maintenance percentages for prepayment of annual maintenance fees. Maintenance revenues also include the ratable recognition of the bundled fees for any first-year maintenance services covered by the related perpetual license agreement.

     Maintenance revenues have increased over the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per MIPS basis are typically reduced in enterprise license agreements for mainframe products. Historically, we have enjoyed high maintenance renewal rates for our mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. To date, we have been successful in extending our traditional maintenance and support pricing model to the distributed systems market.

     Professional services revenues have increased over the last three fiscal years, more than doubling from fiscal 1999 to fiscal 2000, as a result of our heightened focus on this increasingly important element in the value equation for our customers. Our professional services headcount has grown steadily throughout fiscal 1999 and 2000 to meet the increasing demand for our expanding service offerings.

 Expenses

                                                                             PERCENTAGE CHANGE
                                                                         -------------------------
                                              YEARS ENDED MARCH 31,         1999          2000
                                            --------------------------   COMPARED TO   COMPARED TO
                                             1998     1999      2000        1998          1999
                                            ------   ------   --------   -----------   -----------
                                                  (IN MILLIONS)
Selling and marketing.....................  $317.3   $417.7   $  633.8       31.6%         51.7%
Research and development..................   121.2    163.9      213.2       35.2%         30.1%
Cost of maintenance services and product
  licenses................................   127.7    152.0      177.2       19.0%         16.6%
General and administrative................    77.4     95.1      135.1       22.9%         42.1%
Acquired research and development.........    65.5     17.3       80.8      (73.6)%       367.1%
Amortization of goodwill, acquired
  technology and intangibles..............     3.6      4.3      139.1       19.4%          N/A
Legal settlement..........................      --       --       55.4         --            --
Merger related costs......................    19.0     38.3       14.1      101.6%        (63.2)%
                                            ------   ------   --------
          Total operating expenses........  $731.7   $888.6   $1,448.7
                                            ======   ======   ========

  Selling and Marketing

     Our selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars, and represented 32%, 32% and 37% of total revenues in fiscal 1998, 1999 and 2000, respectively. Personnel costs and sales commissions were the largest single contributor to the expense growth in fiscal 1999 and 2000.

     Selling and marketing year-end headcount increased by 31% from fiscal 1998 to fiscal 1999, and by 53% from fiscal 1999 to 2000. The headcount increases during fiscal 1999 and 2000 were primarily attributable to significant increases in our professional services business, distributed systems sales representatives and technical sales support consultants. The fiscal 2000 increase also included the addition of New Dimension personnel. Sales commissions increased in fiscal 1999 and 2000, as a result of the 38% and 30% increases, respectively, in license revenues. In fiscal 2000, commission plan adjustments also contributed to the increased sales commission expense. Marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems solutions and to support a growing indirect distribution channel. Selling and marketing expenses were further impacted by a major re-branding effort which began in the first quarter of fiscal 2000 and significantly higher levels of expenses for travel and office rent.

  Research and Development

     Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain our data processing center. Increases in our research and development expenses for fiscal 1999 and 2000 were primarily the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities costs. We increased our headcount in the research and development organization by 24% from fiscal 1998 to fiscal 1999 and by 25% from fiscal 1999 to 2000, including the addition of New Dimension personnel. Research and development costs were reduced in all three fiscal years by amounts capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." We capitalize our software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During fiscal 1998, 1999 and 2000, we capitalized approximately $46.9 million, $69.6 million and $84.4 million, respectively, of internal software development costs. The growth in capitalized costs is primarily due to increases in distributed systems product development and platform compatibility efforts.

  Cost of Maintenance Services and Product Licenses

     Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of our products and royalty fees. Maintenance, enhancement and support costs are increasing as a percentage of maintenance fees as our product revenue mix shifts to distributed systems, which require a higher level of support. We amortized $23.7 million, $29.7 million and $32.1 million in fiscal 1998, 1999 and 2000, respectively, of capitalized internal software development costs pursuant to SFAS No. 86. In these periods, we expensed $12.0 million, $15.9 million and $8.2 million, respectively, of capitalized software development costs to accelerate the amortization of certain software products. These software products were not expected to generate sufficient future revenues which would be necessary for us to realize the carrying value of the assets. We expect our cost of maintenance services and product licenses will continue to increase as we capitalize a higher level of software development costs and as we build our distributed systems product support organization, which is less cost-effective than our mainframe support organization because of the complexity and variability of the environments in which the products operate. The distributed systems products operate in a high number of operating environments, including operating systems, database management systems and ERP applications, and require greater ongoing platform support development activity relative to our OS/390 mainframe products.

  General and Administrative

     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, product distribution, facilities management and human resources. Other expenses included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance and costs of managing our foreign currency exposure. Growth in general and administrative expenses from fiscal 1999 to fiscal 2000 was primarily attributable to increased personnel costs, increased professional services fees and higher costs associated with the infrastructure to support our growth. Fiscal year end headcount within the general and administrative organizations grew by 11% from fiscal 1998 to fiscal 1999 and 20% from fiscal 1999 to fiscal 2000.

  Acquired Research and Development

     In executing its product strategies, we employ both internal research and development and the acquisition of emerging technologies and, in the case of Boole, BGS and New Dimension, established software companies. We believe that time-to-market is critical to our success in the rapidly evolving distributed systems software market, where we must compete with well-established companies such as IBM, and where our products must integrate with the predominate database management systems, operating systems, network protocols and applications within the enterprise computing environment. Accordingly, we must continuously evaluate whether it is more efficient and effective to develop a given solution internally or acquire a technology that must be completed and then integrated into our existing product architecture. The developers of the acquired technologies are often small, early stage software companies with minimal to no revenues, quality and documentation standards and name recognition in the marketplace. This strategy involves a high degree of risk and is costly in that a premium is typically paid for software code that is incomplete and only partially contributes to our overall development plans. Over the last several years, some of the acquired technologies were successfully completed and integrated, while others were not.

     The following table presents information concerning the purchase price allocations for the acquisitions accounted for under the purchase method for fiscal 1998, 1999 and 2000.

                                                             ACQUIRED   GOODWILL    TOTAL
                                                  SOFTWARE    IPR&D     AND OTHER   PRICE
                                                  --------   --------   ---------   ------
                                                               (IN MILLIONS)
Fiscal 1998:
  DataTools.....................................   $ 15.0     $54.4      $  3.6     $ 73.0
  Others........................................      3.5      11.1          --       14.6
                                                   ------     -----      ------     ------
                                                   $ 18.5     $65.5      $  3.6     $ 87.6
                                                   ======     =====      ======     ======
Fiscal 1999:
  Nastel........................................   $   --     $ 6.0      $   --     $  6.0
  Envive........................................      3.8      11.3         2.6       17.7
                                                   ------     -----      ------     ------
                                                   $  3.8     $17.3      $  2.6     $ 23.7
                                                   ======     =====      ======     ======
Fiscal 2000:
  New Dimension.................................   $126.3     $80.8      $465.9     $673.0
                                                   ------     -----      ------     ------
                                                   $126.3     $80.8      $465.9     $673.0
                                                   ======     =====      ======     ======

     We acquired DataTools in May 1997, for an aggregate purchase price of $73 million. DataTools owned certain database management system-specific back-up products that were sold as stand-alone products. Its flagship product is called SQL Backtrack ("SQL-BT"). At the acquisition date, DataTools was in the process of developing numerous products and enhanced versions of products, including next generation versions of SQL-BT for the Informix platform ("SBI") and the Oracle platform ("SBO"), as well as first generation products for the Microsoft SQL ("SBM") and Sybase IDR ("SBS/I") platforms.

     We allocated approximately $54.4 million to in-process research and development ("IPR&D"). The four most significant development projects, which comprised $40.6 million (74%) of the IPR&D, pertained to the products above. The primary remaining efforts associated with the IPR&D included code completion in several key areas, such as logical extraction and piecemeal back-up and recovery ("BU&R"), large database support and performance-related functionality. The following summarizes the status of the four primary projects:

     - We completed and released the SBM product in April 1998.

     - The SBO product was released in June 1998 for both the NT and Unix environments. The IPR&D was successfully completed resulting in new functionality in several areas, including back-up and recovery scheduling, remote BU&R, archive log management and a graphical user interface.

     - We abandoned the SBS/I project based on concerns over market demand and the allocation of Sybase resources to the core Sybase product.

     - We released version 2.0 of the SBI product in April 1998. The completion of the in-process technology resulted in added functionality, including selective recovery of tables, as opposed to full back-ups, which increases flexibility and efficiency. This version also allows for incremental restart if a recovery is interrupted, eliminating the need to run the entire recovery again.

     In June 1997, we acquired technology from Sento Technical Innovations, Inc. We have since abandoned the technology and expensed the entire purchase price.

     In July 1997, we acquired certain software code from Software Partners/32, Inc. for a total purchase price of $6.9 million. We allocated $1.7 million of the purchase price to completed technology and $5.2 million to IPR&D. The allocation of purchase price to completed technology reflects the estimated discounted future cash flows associated with the customers using the existing technology. This code permits file system back-up and recovery, but was not competitive with the leading products in this market. We initially planned on completing this code and integrating it into the PATROL Recovery Manager product. These efforts were unsuccessful and we abandoned this project.

     In the latter part of fiscal 1998, we were in the process of designing a middleware management product to assist customers with optimizing middleware performance and with handling enterprise environmental changes. In this regard, in April 1998, we acquired a license from Nastel Technologies, Inc. ("Nastel") for certain infrastructure source code for use in its MQ management product that was under development, but had not yet reached technological feasibility. Accordingly, we allocated the entire $6.0 million purchase price to IPR&D. We completed the acquired IPR&D by creating an effective installation routine, developing an automated MQ configuration routine, fortifying the underlying Nastel database and modifying the code to work in environments with complementary management products. Upon completion of the IPR&D, we completed the initial related product after developing efficient data collection, user interface and business logic code.

     In June 1998, we entered into a technology agreement with Envive Corporation ("Envive") primarily to strengthen our ERP business management solutions to provide better diagnostic and correlation ability, service level management and end-to-end monitoring capability. We also secured the rights to distribute certain products in the SAP management market. Our committed costs associated with the transaction approximated $17.7 million. We allocated $6.4 million of the transaction costs to software assets, prepaid royalties and interest. The remaining $11.3 million was allocated to acquired IPR&D that had not reached technological feasibility as of the date of the transaction. We believe the acquired IPR&D was approximately 45% complete towards development of end-to-end and service level management functionality across the major ERP platforms at the acquisition date. We incurred a nominal level of development costs in fiscal 1999. In fiscal 2000, we evaluated the levels of commitment and effort required to develop the above-mentioned functionality in the non-SAP environments and determined such development would not be pursued.

     In April 1999, we acquired through a public tender offer in excess of 95% of the outstanding ordinary shares of New Dimension. Total consideration paid approximated $673.0 million, including the cost of the remaining outstanding shares acquired during fiscal 2000 and the historical cost of approximately $2 million for shares of New Dimension previously owned by Boole. Unrealized gains of approximately $21.0 million related to these New Dimension shares included in long-term investment securities and accumulated other comprehensive income at March 31, 1999, were eliminated when the acquisition was recorded. We allocated $126.3 million to software assets, $435.9 million to goodwill and other intangibles and $30.0 million to equipment, receivables and other non-software assets, net of liabilities assumed. We allocated $80.8 million, or 12% of the purchase price, to IPR&D, which represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility nor had alternative future use.

     New Dimension grouped its product lines into five categories: (i) Enterprise Production Management, (ii) Enterprise Output Management, (iii) Enterprise Event Management, (iv) Enterprise Security Management and (v) Tandem Solutions. New Dimension's primary IPR&D efforts can be summarized into four categories: (i) Integrated Operations Architecture(R) for the Enterprise ("IOA(R)/e"), (ii) Odaiko, (iii) E-business Enablement and (iv) Security. The following summarizes these efforts at the time of the acquisition and the status of the development as of March 31, 2000.

     Integrated Operations Architecture for the Enterprise. IOA/e was to be the supporting infrastructure for all of the distributed systems products from New Dimension, similar to the Integrated Operations Architecture for New Dimension's mainframe products. This project, as originally intended, has been cancelled as we determined it was more appropriate to gradually extend the existing distributed systems infrastructure rather than to replace it.

     Odaiko. Odaiko was to be the next major release of the Output Management family of products focused specifically on broadening this product family from purely a mainframe output management system to an enterprise-wide document and output management product family. At the time of the acquisition, this product family supported a document archive only on the mainframe, viewing of reports on a terminal or a PC and distribution of the reports to network connected printers. Odaiko, renamed CONTROL-D for Distributed Systems, will not only enable the end user to view the archived reports via a Web browser but will also give them the ability to customize the view of the data, making it easier for the customer to create e-business applications. This requires the interpretation of a variety of document formats (e.g., Xerox, IBM, Microsoft) and transformation of those formats into JPEG or HTML formats easily read via a Web browser. Some components of this product suite were released during fiscal 2000 and the remainder are scheduled for general availability in September 2000.

     E-business Enablement. E-business Enablement is the development of the infrastructure necessary to "Internet-ize" the entire New Dimension product family. Each of the products that will utilize E-business Enablement are Internet applications which not only provide a browser-based front-end but also are brand new applications with new and important functionality that customers require. The beta versions of two of these products are scheduled for release in fiscal 2001.

     Security. At the acquisition date, the security market was new for New Dimension. Customers have accepted the technology offered in current products and are asking for additional features and add-on applications to enable them to make better use of these applications. The technology at the acquisition date supported the administration of passwords and user IDs of security systems (e.g., RACF, TopSecret, ACF2, SEOS), applications (e.g., Lotus Notes, SAP R/3, Microsoft Exchange), databases (e.g., Oracle, Informix, MS SQL Server) and operating systems (e.g., UNIX, Microsoft Windows NT). It does this by placing an agent on each managed node along with a module, which understands how to communicate with each Resident Security System ("RSS"). These agent/module combinations communicate with a repository and the Enterprise Security Station console. Customer requirements drive the porting of the agent to each new operating system and platform as well as to support new RSSs. Key IPR&D projects at the acquisition date involved the support of new RSSs including firewalls, ERP applications, and other security systems and platforms (e.g., Tandem). Additional features within the IPR&D project include the ability to have users request and create new passwords and user IDs. These passwords and user IDs would then be utilized or synchronized across all of the applications and systems that a user accesses. This technology has been completed, is Web-based and allows end-users to enter their user ID and password and automatically register it with the appropriate applications, then trigger the synchronization job, while allowing for the system to monitor access.

     A significant portion of the IPR&D value also relates to the (i) CONTROL-M,
(ii) CONTROL-D, (iii) CONTROL-SA, and (iv) Enterprise Controlstation(R) ("ECS(TM)") products. The following is a summary of the primary IPR&D related to these products:

     CONTROL-M

     - New Two Tier architecture for large SYSPLEX environments

     - An independent database layer (one source code for all supported databases)

     - Functionality allowing for the ability to perform actions on a group of projects

     CONTROL-D

     - Repository for providing multi-level, global indexing of data

     - SYSPLEX support

     - CONTROL-D technology for the Windows NT environment

     CONTROL-SA

     - Security for managing users of Internet e-commerce applications

     - Enhanced administration of control access rights

     - Ability to access and manage various enterprise applications

     - Password synchronization

     ECS

     - Functionality allowing for the ability to perform actions on a group of projects

     - Mass environment management on Windows NT platform

     - Enhanced diagnostics and problem determination tools

     - Compatibility with Oracle databases

     Certain of these projects were completed during fiscal 2000 and the related products are generally available; others have been released as beta versions for customer testing and evaluation; and the remainder are still in process.

     As of the date of the New Dimension acquisition, we concluded that the in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software and internal use. As such, the value of the purchased IPR&D was expensed at the time of the acquisition. We intend to continue devoting effort to developing commercially viable products from the purchased IPR&D, although we may not develop such commercially viable products. All of the foregoing estimates and projections were based on assumptions we believed to be reasonable at the time, but which were inherently uncertain and unpredictable.

     The values assigned to acquired IPR&D in the above mentioned transactions were generally determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projections used to value the acquired IPR&D were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Operating expenses were estimated based on historical results and anticipated profit margins and included cost of goods sold, selling and marketing expenses, general and administrative expenses and research and development expenses, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. Due to purchasing power increases and general economies of scale, estimated operating expenses as a percentage of revenues were, in some cases, estimated to decrease after the acquisitions.

     The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations and venture capital rates of return. Due to the nature of the forecast and risks associated with the projected growth, profitability and the developmental nature of the projects, discount rates of 16% to 20% were used to value the acquired IPR&D. A 20% discount rate was used to value the New Dimension acquired IPR&D and a 15% rate was used in discounting the cash flows associated with the developed New Dimension technology. We believe these discount rates are commensurate with the respective stage of development and the uncertainties in the economic estimates described above. If the acquired IPR&D projects are not successfully completed, our business, operating results and financial condition may be materially adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

  Amortization of Goodwill and Intangibles

     In connection with the application of the purchase accounting method to our acquisitions, portions of the purchase prices were allocated to goodwill, workforce, customer base, software and other intangible assets. We are amortizing these intangibles over four to five year periods which reflect the estimated useful lives of the respective assets. The increase in amortization expense is directly related to the acquisition of New Dimension in April 1999.

  Legal Settlement

     In October 1999, we settled all claims in a lawsuit styled BMC Software, Inc., plaintiff, vs. Peregrine/ Bridge Transfer Corp., Skunkware, Inc., Neon Systems, Inc., Peregrine Systems, Inc., Wayne E. Fisher and John J. Moores, defendants, vs. BMC Software, Inc. and Max P. Watson, counter-defendants. See
Note 10 to the Consolidated Financial Statements contained herein.

  Merger Related Costs

     Pursuant to the close of our merger with Boole in March 1999, management approved a formal plan of restructuring (the Plan) which included steps to be taken to fully integrate the operations of the two companies, consolidate duplicate facilities, and eliminate redundant positions to achieve reductions in overhead expenses in future periods. In connection with the merger and the Plan, at March 31, 1999 we accrued approximately $38.3 million in merger related costs. This accrual included direct transaction costs, such as investment banking, legal and accounting fees and approximately $5 million for settlement of a suit brought against Boole for allegedly breaching a standstill and exclusive negotiating agreement with Platinum Technology International, Inc. The remainder of the accrual represented management's best estimate, based on available information as of March 31, 1999, of identifiable and quantifiable charges we would incur as a result of the actions to be taken under the Plan. The accrued restructuring charges at March 31, 1999 included estimates of involuntary termination benefits for 50 domestic employees and 30 international employees, located primarily in Europe, including the executive management of Boole and various redundant administrative and support personnel. The accrual also included charges for incremental costs to exit certain office lease arrangements, for idle facilities and for asset writedowns of office furniture and fixtures and computer hardware. During fiscal 2000, we made certain revisions to the Plan including the following: the termination of approximately 240 additional employees, primarily in the United States and Europe; the accrual of other termination benefits which were contingent upon certain performance criteria; revisions to the original exit strategy for certain operating leases for office space in the United States and Europe; and the accrual for termination costs for certain operating leases for computer hardware and equipment. Additionally, in conjunction with the New Dimension acquisition, we accrued estimated costs to terminate certain operating leases for duplicate office space. The activity in the accrual for merger related costs for the year ended March 31, 2000, was as follows:

                                                                      PAID OUT OR
                                         BALANCE AT   REVISION OF   CHARGED AGAINST   BALANCE AT
                                         MARCH 31,        THE         THE RELATED     MARCH 31,
                                            1999        ACCRUAL         ASSETS           2000
                                         ----------   -----------   ---------------   ----------
                                                              (IN MILLIONS)
Direct transaction costs...............    $20.6         $ 2.5          $(23.1)          $ --
Facility costs and write-down of fixed
  assets to be disposed of.............     10.2          (1.5)           (5.3)           3.4
Employee termination benefits..........      7.0          10.5           (14.3)           3.2
Other merger related costs.............      0.5           2.6            (3.1)            --
                                           -----         -----          ------           ----
          Total accrual................    $38.3         $14.1          $(45.8)          $6.6
                                           =====         =====          ======           ====

     The restructuring plan was substantially complete as of March 31, 2000. The remaining accruals primarily relate to severance and lease payments to be made in future periods.

  Other Income, net

     Other income, net consists primarily of interest earned on cash and cash equivalents, investment securities and to a lesser degree, financed receivables and interest expense on short-term borrowings. Other income, net increased by 59% from fiscal 1998 to 1999 and decreased by 35% from fiscal 1999 to 2000. The increase in fiscal 1999 is primarily due to higher interest income earned on larger invested cash and investment balances and the decrease in fiscal 2000 is primarily due to interest expense of $23.4 million incurred on short-term borrowings to fund the New Dimension acquisition.

  Income Taxes

     We recorded income tax expense of $104.5 million, $113.8 million and $68.9 million in fiscal 1998, 1999 and 2000, respectively. Our effective tax rates were 36%, 24% and 22% for fiscal years 1998, 1999 and 2000, respectively. During fiscal 1999, we recorded a non-recurring benefit to our provision for income taxes to reflect a settlement with the Internal Revenue Service. During fiscal 2000, the decreased effective income tax rate is the result of lower taxes associated with our European operations and the effect of tax exempt interest on certain investments. For further discussion of the non-recurring benefit in fiscal 1999 and an analysis of the differences between the statutory and effective income tax rates, see Note 7 to the Consolidated Financial Statements contained herein.

  Recently Issued Accounting Pronouncements

     As of April 1, 1998 and 1999 we adopted AICPA Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," respectively. The adoption of these standards did not have a material impact on our financial position or results of operations.

     As of April 1, 1999 we adopted AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. Adoption of this standard did not have a material impact on our financial position or results of operations.

     We elected to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in the fourth quarter of fiscal 1999. SFAS No. 133 redefines "derivative instruments" and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value, with changes in the instruments' fair value to be recognized in earnings. SFAS No. 133 also establishes new criteria for transactions to qualify for hedge accounting. Adoption resulted in a charge for the cumulative effect of a change in accounting principle of $1.5 million, net of tax. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000 and amends certain provisions of SFAS No. 133. SFAS No. 138 is effective for us for all fiscal quarters beginning after June 15, 2000, and we believe that adoption of SFAS No. 138 will not have a material effect on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB No. 101 is effective as of the fourth fiscal quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. We do not believe that adoption of SAB No. 101 will have a material effect on our financial position or results of operations.

  Quarterly Results

     The following table sets forth certain unaudited quarterly financial data for the fiscal years ended March 31, 1999 and 2000. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto. All periods in fiscal 1999 have been restated to include the results of Boole, as required by the pooling-of-interests method of accounting.

     Our quarterly results are subject to seasonality and can be volatile and difficult to predict accurately prior to a quarter's end as discussed under "Certain Risks and Uncertainties That Could Affect Future Operating Results." Historical quarterly financial results and trends may not be indicative of future results.

                                                                             QUARTERS ENDED
                                        -----------------------------------------------------------------------------------------
                                        JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                          1998       1998        1998       1999        1999       1999        1999       2000
                                        --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
Total revenues........................   $279.3     $294.0      $344.1     $386.5      $400.7     $415.7      $426.4     $476.4
Selling and marketing expenses........     89.8       95.6       105.5      126.8       140.4      156.4       158.6      178.4
Research and development
 expenses.............................     39.1       39.1        39.2       46.5        57.5       49.3        54.6       51.8
Cost of maintenance services and
 product licenses.....................     32.4       35.5        38.4       45.7        37.2       40.9        43.7       55.4
General and administrative
 expenses.............................     20.7       20.5        27.3       26.6        34.3       29.7        37.4       33.7
Acquired research and
 development..........................     17.3         --          --         --        80.8         --          --         --
Amortization of goodwill, acquired
 technology and intangibles...........      1.1        1.1         1.0        1.1        30.3       36.3        36.2       36.3
Legal settlement......................       --         --          --         --          --       38.8        16.6         --
Merger related costs..................       --         --          --       38.3        12.5        1.4         0.4       (0.2)
                                         ------     ------      ------     ------      ------     ------      ------     ------
Operating income......................     78.9      102.2       132.7      101.5         7.7       62.9        78.9      121.0
                                         ------     ------      ------     ------      ------     ------      ------     ------
Net earnings..........................   $ 67.2     $ 85.0      $110.0     $100.4      $ 16.4     $ 58.9      $ 69.2     $ 98.0
                                         ======     ======      ======     ======      ======     ======      ======     ======
Basic EPS.............................   $ 0.29     $ 0.36      $ 0.47     $ 0.43      $ 0.07     $ 0.25      $ 0.28     $ 0.40
                                         ======     ======      ======     ======      ======     ======      ======     ======
Shares used in computing basic
 EPS..................................    233.2      234.0       234.8      235.0       237.6      239.5       242.7      244.1
                                         ======     ======      ======     ======      ======     ======      ======     ======
Diluted EPS...........................   $ 0.27     $ 0.34      $ 0.44     $ 0.40      $ 0.07     $ 0.23      $  .27     $ 0.39
                                         ======     ======      ======     ======      ======     ======      ======     ======
Shares used in computing diluted
 EPS..................................    248.2      249.0       248.8      248.7       249.8      253.1       255.4      253.8
                                         ======     ======      ======     ======      ======     ======      ======     ======

  Liquidity and Capital Resources

     At March 31, 2000, our cash, cash equivalents and marketable securities were $1.1 billion, approximately even with the March 31, 1999 balance. Our working capital as of March 31, 2000, was $12.3 million, reflecting a decrease from the March 31, 1999 balance of $222.6 million due to the remaining short-term borrowings of $263.0 million related to the New Dimension acquisition as discussed below. We continue to invest cash in securities with maturities beyond one year. While typically yielding greater returns, this reduces reported working capital. Our securities are investment grade and highly liquid. Stockholders' equity as of March 31, 2000, was $1.8 billion.

     We continue to primarily finance our growth through funds generated from operations. For the year ended March 31, 2000, net cash provided by operating activities was $366.7 million. Net cash used in investing activities in fiscal 2000 was $932.7 million, primarily related to the New Dimension acquisition, the purchase of investment securities, acquisition of computers and related equipment and construction of an expansion to our corporate headquarters. Net cash provided by financing activities in fiscal 2000 was $365.4 million, which derived primarily from short-term borrowings related to the New Dimension acquisition as discussed below.

     During fiscal 2000, we did not repurchase any shares of our Common Stock. Our board of directors terminated the share buy-back program in March 1998 prior to consummation of the BGS merger consistent with the pooling-of-interests accounting provisions. Subsequent to March 31, 2000, the board of directors authorized us to purchase up to $500 million in Common Stock. We plan to buy stock on the open market from time to time, depending on market conditions.

     As part of our acquisition of New Dimension in the first quarter of fiscal year 2000, we entered into a $500 million credit facility with a consortium of U.S. banks. The facility consists of (a) a 364-day revolving credit facility for general corporate purposes with renewal options by the lenders and with a one-year option granted to us to convert the revolving loans into a one-year term loan, and (b) a competitive bid facility that allows us to request bids from the lenders for loans on a negotiated basis up to the existing availability under the credit facility. Interest accrues on the loans under the revolving credit facility at a margin above LIBOR based on certain of our financial ratios. As of March 31, 2000, we had $263.0 million in outstanding borrowings under the credit facility at a weighted average annual interest rate of 6.65%. The credit facility includes, among others, covenants regarding our maintenance of at least $300 million in cash and marketable securities and certain financial ratios. We had no other debt as of March 31, 2000, other than normal trade payables, accrued liabilities and deferred tax liabilities.

     We believe that our existing cash balances and funds generated from operations will be sufficient to meet our liquidity requirements for the foreseeable future.

CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING RESULTS

  Our Stock Price is Volatile

     Our stock price has been and is highly volatile. Our stock price is highly influenced by current expectations of sustained future revenue and earnings growth rates. Any failure to meet anticipated revenue and earnings levels in a period or any negative change in our perceived long-term growth prospects would likely have a significant adverse effect on our stock price. Our historical financial results should not be seen as indicative of future results.

  The Timing and Size of License Contracts Could Cause Our Quarterly Revenues and Earnings to Fluctuate

     Our revenues and results of operations are difficult to predict and may fluctuate substantially. The timing and amount of our license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. We generally operate with little or no sales backlog and, as a result, license revenues in any quarter are dependent upon contracts entered into or orders booked and shipped in that quarter. Most of our sales are closed at the end of each quarter. Our business remains dependent on closing large enterprise license transactions, which can have sales cycles of up to a year or more and require approval by a customer's upper management. These transactions are typically difficult to manage and predict. Failure to close an expected individually significant transaction or multiple expected transactions could cause our revenues and earnings in a period to fall short of expectations. We generally do not know whether revenues and earnings will meet expectations until the final days or day of a quarter.

  We have a High Degree of Operating Leverage

     Our business model is characterized by a very high degree of operating leverage. A substantial portion of our operating costs and expenses consist of employee and facility related costs, which are relatively fixed over the short term. In addition, our expense levels and hiring plans are based substantially on our projections of future revenues. If near term demand weakens in a given quarter, there would likely be a material adverse effect on operating results and a resultant drop in our stock price.

  Our Operating Margins Have Declined Further

     There is a risk that our high operating margins may not be sustainable and may continue to decline, which would adversely affect our earnings. Our operating margins, excluding amortization of goodwill, acquired technology and intangibles and one-time charges, declined during fiscal 2000 as compared to fiscal 1999 and prior periods. We do not compile margin analysis other than on an aggregated basis; however, we are aware that operating expenses associated with our distributed systems products are substantially higher than those associated with our traditional mainframe products. Since our mix of business continues to shift to distributed systems revenues, operating margins will experience more pressure. In addition, we are not currently profitable in our growing professional services business. We may be unable to increase or even maintain our current level of profitability on a quarterly or annual basis in the future. Additionally, we have acquired businesses experiencing lower operating margins than us.

  We May Not be Able to Attract and Retain Qualified Personnel

     Our future success depends on the continued service of our executive officers and other key administrative, sales and marketing and support personnel. There is currently a shortage of personnel possessing the technical background necessary to sell, support and develop our products effectively. Competition for skilled personnel is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Hiring qualified sales, marketing, administrative, research and development and customer support personnel is very competitive in our industry, particularly in some of the markets where our development teams are located, such as San Jose, California, Austin, Texas and Waltham, Massachusetts. In addition to our direct competitors, we are competing for qualified personnel with start-ups and small companies, many of which are offering significant ownership interests in the form of stock options to attract employees. In competing with start-ups and other high growth companies, our recent stock price performance, with our shares trading in the same price range as a year ago and two years ago, has made it more difficult for us to attract and retain employees. Consequently, our growth rates may be limited by our ability to attract qualified personnel.

  Decreasing Demand for Mainframe Processing Capacity Could Adversely Affect Revenues

     Fees from enterprise license transactions remain a fundamental component of our revenues and the primary source of mainframe license revenues. These revenues depend on our customers planning to grow their mainframe hardware capacity and continuing to perceive an increasing need to use our existing software products on substantially greater mainframe processing capacity in future periods. Over the past nine months, IBM has experienced a decline in shipments of new mainframe hardware capacity which it attributed primarily to Year 2000 concerns. In addition, the continued growth of distributed database management systems may have an adverse effect on growth rates for mainframe computing systems. Although we believe that businesses will continue to demand greater mainframe computing capacity and that e-business will be a driver of this demand, there can be no assurance as to whether future demand for mainframe capacity will continue to grow or not. Slower growth in our customers' mainframe processing capacity would adversely affect our revenues.

  Increased Competition and Pricing Pressures Could Adversely Affect Our Sales

     The market for systems management software has been increasingly competitive for the past number of years and is currently intensifying. We compete with a variety of software vendors including IBM and CA. We derived approximately 64% of our total revenues in fiscal 2000 from software products for IBM and IBM-compatible mainframe computers. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. IBM continues, directly and through third parties, to aggressively enhance its utilities for IMS and DB2 to provide lower cost alternatives to the products provided by us and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high speed utility markets over the last two years. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business will be materially adversely affected. CA entered the mainframe database tools and utilities market with its acquisition of Platinum (DB2 tools and utilities) and IDI (IMS tools and utilities) and is competing with us in these markets.

     Capacity-based upgrade fees associated with both current and future processing capacity contributed approximately one-fourth to one-third of our total revenues in each of fiscal years 1998, 1999 and 2000. Historically, these fees were not separately captured by Boole; however, the addition of Boole has not significantly changed the contribution of these fees to total revenues. The charging of upgrade fees based on the capacity to which the product is licensed is standard among mainframe systems software vendors, including IBM. While we believe our current pricing policies properly reflect the value provided by our products, the pricing of mainframe systems software and particularly the charging of capacity-based upgrade fees is under constant pressure from customers and competitive vendors. IBM continues to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe hardware and software products. IBM also generally charges less for its software products. These actions continue to increase pricing pressures within the mainframe systems software markets. We have continued to reduce the cost of our mainframe tools and utilities in response to these and other competitive pressures.

  Maintenance Revenue Growth Could Slow

     Maintenance revenues have increased over the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per MIPS basis are typically reduced in enterprise license agreements for our mainframe products. Historically, we have enjoyed high maintenance renewal rates for our mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. To date, we have been successful in extending our traditional maintenance and support pricing model to the distributed systems market. Renewal rates for maintenance on our distributed systems products are lower than on our mainframe products.

  Failure to Adapt to Technological Change Could Adversely Affect Our Earnings

     If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenues and earnings. We operate in a highly competitive industry characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. During the past year, funding for new ventures and start-ups in our industry has been at an all-time high with many new technological advancements and competing products entering the marketplace. The distributed systems and application management markets in which we operate are far more crowded and competitive than our traditional mainframe systems management markets. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing distributed systems products, the timely introduction and success of future software products, and the ability of our products to interoperate and perform well with existing and future leading databases and other platforms supported by our products. We have experienced long development cycles and product delays in the past, particularly with some of our distributed systems products, and expect to have delays in the future. Delays in new mainframe or distributed systems product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on our revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products.

  Because the Market for E-Business Solutions is New and Evolving, We Cannot Accurately Predict the Future Growth Rate of this Market or its Ultimate Size

     We are increasingly focusing our selling and marketing efforts on providing solutions for e-business applications. This is a new and evolving market, and there can be no assurance that customers will perceive a need for or accept our e-business solutions. In addition, our success in the e-business market may ultimately depend on the success of the Internet as a medium for conducting business transactions. As the Internet continues to experience significant growth in the number of users and the complexity of Web-based applications increases, the Internet infrastructure may not be able to support the demands placed on it or the performance or reliability of the Internet might be adversely affected. Failure of a significant market to develop for e-business application solutions, failure of our e-business solutions to achieve broad market acceptance, or reduced growth in the Internet as a medium for business transactions could adversely affect our business, operating results and financial condition.

  Changes in Pricing Practices Could Adversely Affect Revenues and Earnings

     We may choose in fiscal 2001 or a future fiscal year to make changes to our product packaging, pricing or licensing programs. If made, such changes may have a material adverse impact on revenues or earnings.

  Our Customers May Not Accept our Product Strategies

     Historically, we have focused on selling software products to address specific customer problems associated with their applications. We are now increasingly moving toward integrating multiple software products and offering packaged solutions for customers' systems. There can be no assurance that customers will perceive a need for such solutions. In addition, there may be technical difficulties in integrating individual products into a combined solution that may delay the introduction of such solutions to the market or adversely affect the demand for such solutions.

  Risks Related to Business Combinations

     As part of our overall strategy, we have acquired or invested in, and plan to continue to acquire or invest in, complementary companies, products, and technologies and to enter into joint ventures and strategic alliances with other companies. Our acquisitions of BGS in March 1998, Boole in March 1999, New Dimension in April 1999 and Evity in April 2000 are the results of this strategy. Risks commonly encountered in such transactions include: the difficulty of assimilating the operations and personnel of the combined companies; the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies; the potential disruption of our ongoing business; the inability to retain key technical and managerial personnel; the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses; and decreases in reported earnings as a result of charges for in-process research and development and amortization of goodwill and acquired intangible assets.

     In order for us to maximize the return on our investments in acquired companies, the products of these entities must be integrated with our existing products. These integrations can be difficult and unpredictable, especially given the complexity of software and that acquired technology is typically developed independently and designed with no regard to integration. The difficulties are compounded when the products involved are well established because compatibility with the existing base of installed products must be preserved. Successful integration also requires coordination of different development and engineering teams. This too can be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. There can be no assurance that we will be successful in our product integration efforts or that we will realize the expected benefits.

     With each of our acquisitions, we have initiated efforts to integrate the disparate cultures, employees, systems and products of these companies. Retention of key employees is critical to ensure the continued advancement, development, support, sales and marketing efforts pertaining to the acquired products. We have implemented retention programs to keep many of the key technical, sales and marketing employees; nonetheless, we have lost some key employees and may lose others in the future.

  Risks Associated With Managing Growth

     We have experienced an extended period of: (i) significant revenue growth;
(ii) acquisitions; (iii) expansion of our software product lines and supported platforms; (iv) significant expansion in our number of employees; (v) increased pressure on the viability and scope of our operating and financial systems; and
(vi) expansion in the geographic scope of our operations. This growth has resulted in new and increased responsibilities for management personnel and has placed a significant strain upon our management, operating and financial controls and resources, including our information systems and services and development organizations. To accommodate recent growth, compete effectively and manage potential future growth, we must continue to implement and improve the speed and quality of our information decision support systems, management decisions, reporting systems, procedures and controls. Our personnel, procedures, systems and controls may not be adequate to support our future operations. During fiscal 2000, we realigned our product development and marketing operations along five product market oriented groups. It is uncertain if this reorganization will yield the desired benefits and whether this organizational structure will prove effective.

  Enforcement of Our Intellectual Property Rights

     We rely on a combination of copyright, patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain and use technology or other information that we regard as proprietary. There can also be no assurance that our intellectual property rights would survive a legal challenge to their validity or provide significant protection for us. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our proprietary technology against unauthorized third party copying or use, which could adversely affect our competitive position.

  Possibility of Infringement Claims

     From time to time, we receive notices from third parties claiming infringement by our products of third party patent and other intellectual property rights. We expect that software products will increasingly be subject to such claims as the number of products and competitors in our industry segments grow and the functionality of products overlap. In addition, we expect to receive more patent infringement claims as companies increasingly seek to patent their software and business methods, especially in light of recent developments in the law that extend the ability to patent software and business methods. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require us to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations or financial position could be materially adversely affected.

  Risk of Year 2000 Related Problems

     Through the six months following January 1, 2000, we have not experienced any material failures related to Year 2000; however, there remains a risk that latent Year 2000 problems could affect us or our products. We have tested the ability of our software products to process Year 2000 data without interruption or errors and believe that our products are substantially Year 2000 compliant. Despite these tests, there can be no assurance that undetected errors or defects do not exist that could cause these software products to fail to process Year 2000 data correctly. There is a risk that such undetected errors or defects could surface at a later date, and that customers may assert claims against us for any losses resulting from such errors or defects. To date, we are not aware of any material claims being asserted or made against us related to Year 2000 failures. However, we cannot predict whether or to what extent any legal claims will be brought, or whether we will suffer any liability as a result of any adverse consequences to our customers related to Year 2000 failures.

  Risks Related to International Operations and the Euro Currency

     We have committed, and expect to continue to commit, substantial resources and funding to build our international service and support infrastructure. Operating costs in many countries, including many of those in which we operate, are higher than in the United States. In order to increase international sales in fiscal 2001 and subsequent periods, we must continue to globalize our software product lines; expand existing and establish additional foreign operations; hire additional personnel; identify suitable locations for sales, marketing, customer service and development; and recruit international distributors and resellers in selected territories. Future operating results are dependent on sustained performance improvement by our international offices, particularly our European operations. Revenue growth by our European operations has been slower than revenue growth in North America. There can be no assurance that we will be successful in accelerating the revenue growth of our European operations. Our operations and financial results internationally could be significantly adversely affected by several risks such as changes in foreign currency exchange rates, sluggish regional economic conditions and difficulties in staffing and managing international operations. Generally, our foreign sales are denominated in our foreign subsidiaries' local currencies. If these foreign currency exchange rates change unexpectedly, we could have significant gains or losses. Many systems and applications software vendors are experiencing difficulties internationally.

     The European Union's adoption of the Euro single currency raises a variety of issues associated with our European operations. Although the transition will be phased in over several years, the Euro became Europe's single currency on January 1, 1999. Our foreign exchange exposures to legacy sovereign currencies of the participating countries in the Euro became foreign exchange exposures to the Euro upon its introduction. Although we are not aware of any material adverse financial consequences of the change from legacy sovereign currencies to the Euro, conversion may result in problems, which may have an adverse impact on our business since we may be required to incur unanticipated expenses to remedy these problems.

  Conditions in Israel

     Our INCONTROL operations are conducted partially in Israel and, accordingly, we are directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our business, operating results and financial condition.

     Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980's, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Arab countries. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel's establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved.

     In addition, certain of our INCONTROL employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. New Dimension operated effectively under these requirements since its inception. However, we cannot predict the effect of these obligations on INCONTROL's operations in the future.

  Possible Adverse Impact Of Recent Accounting Pronouncements

     On April 1, 1998 and 1999 we adopted AICPA SOP 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," respectively. The adoption of these standards did not have a material impact on the Company's financial position or results of operations. Based on our reading and interpretation of these SOPs, we believe that our current sales contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants and its Software Revenue Recognition Task Force will continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments.

  Foreign Currency Exchange Rate Risk

     We operate globally and the functional currency for most of our non-U.S. enterprises is the local currency. For the fiscal years 1998, 1999 and 2000, approximately 40%, 39% and 36% of our total revenues were derived from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize our risk from changes in foreign currency exchange rates, we utilize certain derivative financial instruments.

     We primarily utilize two types of derivative financial instruments in managing our foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to achieve hedges of firm commitments that subject us to transaction risk. The terms of these forward exchange contracts are generally one month or less and are typically entered into at the prevailing market rate at the end of the month. Forward exchange contracts and net purchased option contracts, with terms generally less than one year, are used to hedge anticipated, but not firmly committed, sales transactions. Principal currencies hedged are the Euro and British pound, in Europe, and the Japanese yen and Australian dollar in the Asia Pacific region. We perform comparisons, on a monthly basis, of the forward exchange contracts and purchased option contracts and the forecasted sales revenues to determine hedge effectiveness. While we actively manage our foreign currency risks on an ongoing basis, there can be no assurance our foreign currency hedging activities will offset the full impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during fiscal years 1998, 1999 or 2000.

     Based on our foreign currency exchange instruments outstanding at March 31, 2000, and our financial position, results of operations and net cash flows for the year ended March 31, 2000, we estimate that a near-term change in foreign currency rates would not have a material effect. We used a value-at-risk ("VAR") model to measure potential fair value losses due to foreign currency exchange rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.

  Interest Rate Risk -- Investments

     We adhere to a conservative investment policy, whereby our principle concern is the preservation of liquid funds while maximizing our yield on such assets. Cash, cash equivalents and investment securities approximated $1.1 billion at March 31, 2000, and were invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold.

     Based on our financial position, results of operations and net cash flows for the year ended March 31, 2000, we estimate that a near-term change in interest rates would not have a material effect. We used a value-at-risk model to measure potential market risk on our investment securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to our directors and executive officers is included in our definitive Proxy Statement in connection with our 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2000, under the captions "ELECTION OF
DIRECTORS -- Nominees" and "OTHER INFORMATION -- Directors and Executive Officers" and is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth in the 2000 Proxy Statement under the captions "ELECTION OF DIRECTORS -- Compensation of Directors" and "EXECUTIVE COMPENSATION" and is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to ownership of Registrant's Common Stock by management and certain other beneficial owners is set forth in the 2000 Proxy Statement under the caption "OTHER INFORMATION -- Certain Stockholders" and is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is set forth in the 2000 Proxy Statement under the caption "OTHER
INFORMATION -- Related Transactions" and is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this Report.

          1. The following financial statements of the Company and the related reports of independent public accountants are filed herewith:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Public Accountants -- Arthur Andersen
  LLP.......................................................    42
Report of Independent Auditors -- Ernst & Young LLP.........    43
Consolidated Financial Statements:
  Balance Sheets as of March 31, 1999 and 2000..............    44
  Statements of Earnings and Comprehensive Income for the
     years ended March 31, 1998, 1999 and 2000..............    45
  Statements of Stockholders' Equity for the years ended
     March 31, 1998, 1999 and 2000..........................    46
  Statements of Cash Flows for the years ended March 31,
     1998, 1999 and 2000....................................    47
  Notes to Consolidated Financial Statements................    48

          2. The following financial statement schedule of the Company and the related report of independent public accountants are filed herewith:

Report of Independent Public Accountants....................   73
Schedule II -- Valuation Account............................   74

     All other financial statement schedules are omitted because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

          3. The following Exhibits are filed with this Report or incorporated by reference as set forth below.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Certificate of Incorporation of the Company;
                            incorporated by reference to Exhibit 3.1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-22892) (the "S-1 Registration Statement").
          3.2            -- Certificate of Amendment of Restated Certificate of
                            Incorporation; incorporated by reference to Exhibit 3.2
                            to the Company's Annual Report for the fiscal year ended
                            March 31, 1997 (the "1997 10-K").
          3.3            -- Bylaws of the Company; incorporated by reference to
                            Exhibit 3.2 to the S-1 Registration Statement.
          4.1            -- Specimen Stock Certificate for the Common Stock of the
                            Company; incorporated by reference to Exhibit 4.1 to the
                            S-1 Registration Statement.
          4.2            -- Rights Agreement, dated as of May 8, 1995, between the
                            Company and The First National Bank of Boston, as Rights
                            Agent (the "Rights Agreement"), specifying the terms of
                            the Rights, which includes the form of Certificate of
                            Designation of Series A Junior Participating Preferred
                            Stock as Exhibit A, the form of Right Certificate as
                            Exhibit B and the form of the Summary of Rights as
                            Exhibit C (incorporated by reference to Exhibit 1 to the
                            registrant's Registration Statement on Form 8-A dated May
                            10, 1995).
          4.3            -- Amendment to the Rights Agreement; incorporated by
                            reference to Exhibit 4.3 to the 1997 10-K.
         10.1(a)         -- Form of BMC Software, Inc. 1994 Employee Incentive Plan;
                            incorporated by reference to Exhibit 10.7(a) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended March 31, 1995 (the "1995 10-K").
         10.1(b)         -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Employee Incentive Plan; incorporated
                            by reference to Exhibit 10.7(b) to the 1995 10-K.
         10.2(a)         -- Form of BMC Software, Inc. 1994 Non-employee Directors'
                            Stock Option Plan; incorporated by reference to Exhibit
                            10.8(a) to the 1995 10-K.
         10.2(b)         -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Non-employee Directors' Stock Option
                            Plan; incorporated by reference to Exhibit 10.8(b) to the
                            1995 10-K.
         10.3            -- Description of BMC Software, Inc. Executive Officer
                            Annual Incentive Plan; incorporated by reference to
                            Exhibit 10.6 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended March 31, 1994.
         10.4            -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Employee Incentive Plan for certain
                            executive officers.
         10.5            -- Form of Restricted Stock Agreement employed under BMC
                            Software Inc. 1994 Employee Incentive Plan for certain
                            executive officers.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.6            -- Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by
                            reference to Exhibit 10.11 to the 1995 10-K.
         10.7            -- Credit Agreement dated April 13, 1999 among the Company and various financial institutions; incorporated by
                            reference to Exhibit 99.1 to the Company's Current Report
                            on Form 8-K dated April 28, 1999.
         10.8(a)         -- BMC Software, Inc. 1994 Deferred Compensation Plan;
                            incorporated by reference to Exhibit 4.1 to the Company's
                            Current Report on Form 8-K dated April 2, 1999.
         10.8(b)         -- First Amendment to BMC Software, Inc. 1994 Deferred
                            Compensation Plan; incorporated by reference to Exhibit
                            4.2 to the Company's Current Report on Form 8-K dated
                            April 2, 1999.
         10.8(c)         -- Form of BMC Software, Inc. 1994 Deferred Compensation
                            Plan Trust Agreement; incorporated by reference to
                            Exhibit 4.3 to the Company's Current Report on Form 8-K
                            dated April 2, 1999.
        *21.1            -- Subsidiaries of the Company.
        *23.1            -- Consent of Arthur Andersen LLP.
        *23.2            -- Consent of Ernst & Young LLP.
        *27              -- Financial Data Schedule.

---------------

* Filed herewith.

     (b) Reports on Form 8-K

          None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BMC Software, Inc.

     We have audited the accompanying consolidated balance sheets of BMC Software, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999 and 2000, and the related consolidated statements of earnings and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Boole & Babbage, Inc., a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in the consolidated financial statements of BMC Software, Inc. and reflect total assets of 17.4 percent in 1999, and total revenues of 20.0 percent in 1998 and 18.4 percent in 1999, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Boole & Babbage, Inc. is based solely upon the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BMC Software, Inc. and subsidiaries as of March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
April 28, 2000

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Boole & Babbage, Inc.

     We have audited the consolidated balance sheet of Boole & Babbage, Inc. as of September 30, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1998 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boole & Babbage, Inc. at September 30, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 1998, in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

San Jose, California
October 21, 1998

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
                                                                   (IN MILLIONS,
                                                              EXCEPT PER SHARE DATA)
                                       ASSETS

Current assets:
  Cash and cash equivalents.................................   $  347.9     $  152.4
  Investment securities.....................................      106.3        102.8
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $20.2
      and $31.5.............................................      178.4        374.1
     Trade finance receivables, current.....................      180.6        158.1
                                                               --------     --------
          Total accounts receivable.........................      359.0        532.2
  Other current assets......................................       60.2        108.8
                                                               --------     --------
          Total current assets..............................      873.4        896.2
Property and equipment, net of accumulated depreciation and
  amortization of $136.8 and $179.9.........................      244.4        337.5
Software development costs and related assets, net of
  accumulated amortization of $138.8 and $178.3.............      130.7        193.4
Investment securities.......................................      750.4        820.3
Long-term finance receivables...............................      224.0        222.6
Acquired technology, net of accumulated amortization of $9.4
  and $35.2.................................................       12.2        109.7
Goodwill and other intangibles, net of accumulated
  amortization of $0.8 and $111.1...........................        2.5        329.1
Other long-term assets......................................       45.1         53.3
                                                               --------     --------
                                                               $2,282.7     $2,962.1
                                                               ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable....................................   $   27.3     $   29.3
  Accrued commissions payable...............................       31.9         35.4
  Accrued liabilities and other.............................      142.1        143.0
  Accrued merger related costs..............................       38.3          6.6
  Short-term borrowings.....................................         --        263.0
  Current portion of deferred revenue.......................      411.2        406.6
                                                               --------     --------
          Total current liabilities.........................      650.8        883.9
Deferred revenue and other..................................      297.5        297.3
                                                               --------     --------
          Total liabilities.................................      948.3      1,181.2
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 1.0 shares authorized,
     none issued and outstanding............................         --           --
  Common stock, $.01 par value, 300.0 shares authorized,
     236.6 and 244.6 shares issued and outstanding..........        2.4          2.4
  Additional paid-in capital................................      185.8        401.1
  Retained earnings.........................................    1,143.1      1,385.6
  Accumulated other comprehensive income....................        8.8         (3.4)
                                                               --------     --------
                                                                1,340.1      1,785.7
  Less unearned portion of restricted stock compensation....       (5.7)        (4.8)
                                                               --------     --------
          Total stockholders' equity........................    1,334.4      1,780.9
                                                               --------     --------
                                                               $2,282.7     $2,962.1
                                                               ========     ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                                                                      YEARS ENDED MARCH 31,
                                                              -------------------------------------
                                                                1998         1999          2000
                                                              ---------   -----------   -----------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues:
  Licenses..................................................   $658.3      $  906.9      $1,180.2
  Maintenance and services..................................    327.0         397.0         539.0
                                                               ------      --------      --------
          Total revenues....................................    985.3       1,303.9       1,719.2
Selling and marketing expenses..............................    317.3         417.7         633.8
Research and development expenses...........................    121.2         163.9         213.2
Cost of maintenance services and product licenses...........    127.7         152.0         177.2
General and administrative expenses.........................     77.4          95.1         135.1
Acquired research and development...........................     65.5          17.3          80.8
Amortization of goodwill, acquired technology and
  intangibles...............................................      3.6           4.3         139.1
Legal settlement............................................       --            --          55.4
Merger related costs........................................     19.0          38.3          14.1
                                                               ------      --------      --------
          Operating income..................................    253.6         415.3         270.5
Interest expense............................................       --            --         (23.4)
Interest and other income, net..............................     39.4          62.6          64.3
                                                               ------      --------      --------
          Other income, net.................................     39.4          62.6          40.9
                                                               ------      --------      --------
          Earnings before income taxes......................    293.0         477.9         311.4
Income taxes................................................    104.5         113.8          68.9
                                                               ------      --------      --------
          Net earnings before cumulative effect of
            accounting change...............................    188.5         364.1         242.5
Cumulative effect of accounting change, net of taxes of
  $0.9......................................................       --          (1.5)           --
                                                               ------      --------      --------
          Net earnings......................................   $188.5      $  362.6      $  242.5
                                                               ======      ========      ========
Basic earnings per share....................................   $ 0.82      $   1.55      $   1.01
                                                               ======      ========      ========
Diluted earnings per share..................................   $ 0.77      $   1.46      $   0.96
                                                               ======      ========      ========
Shares used in computing basic earnings per share...........    229.8         234.3         241.0
                                                               ======      ========      ========
Shares used in computing diluted earnings per share.........    244.5         248.6         253.0
                                                               ======      ========      ========
Comprehensive income:
  Net earnings..............................................   $188.5      $  362.6      $  242.5
  Foreign currency translation adjustment, net of taxes of
     $1.4 , $0.6 and $--....................................     (2.5)         (2.0)          5.1
  Unrealized gain (loss) on securities available for sale:
     Unrealized gain (loss), net of taxes of $4.7, $8.5 and
      $0.5..................................................      8.7          13.3          (7.7)
     Realized (gain) included in net earnings, net of taxes
      of $--, $0.3
       and $0.4.............................................       --          (0.8)         (1.3)
     Elimination of unrealized gain on New Dimension shares
      in purchase accounting, net of taxes of $--, $-- and
      $8.5..................................................       --            --         (12.7)
                                                               ------      --------      --------
     Net unrealized gain (loss) on securities available for
      sale..................................................      8.7          12.5         (21.7)
  Unrealized gain on derivative instruments:
     Unrealized gain, net of taxes of $--, $0.2 and $7.8....       --           0.8          14.5
     Realized gain included in net earnings, net of taxes of
      $--, $-- and $5.4.....................................       --          (0.2)        (10.1)
                                                               ------      --------      --------
     Net unrealized gain on derivative instruments..........       --           0.6           4.4
                                                               ------      --------      --------
          Comprehensive income..............................   $194.7      $  373.7      $  230.3
                                                               ======      ========      ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1998, 1999 AND 2000
                                 (IN MILLIONS)

                                                                                              UNREALIZED
                                                                                             GAIN (LOSS)
                                                                                                  ON         UNREALIZED
                                                                                 FOREIGN      SECURITIES      GAIN ON
                                      COMMON STOCK     ADDITIONAL               CURRENCY      AVAILABLE      DERIVATIVE
                                     ---------------    PAID-IN     RETAINED   TRANSLATION    FOR SALE,     INSTRUMENTS,
                                     SHARES   AMOUNT    CAPITAL     EARNINGS   ADJUSTMENT    NET OF TAXES   NET OF TAXES
                                     ------   ------   ----------   --------   -----------   ------------   ------------
Balance, March 31, 1997............  219.8     $2.3      $169.8     $  589.8     $ (1.2)        $ (0.4)        $  --
 Net earnings......................     --       --          --        188.5         --             --            --
 Foreign currency translation
   adjustment......................     --       --          --           --       (3.8)            --            --
 Treasury stock purchased..........   (2.4)      --        (2.1)          --         --             --            --
 Common stock and options issued in
   connection with acquisitions....    0.4       --         2.5           --         --             --            --
 Adjustment to conform fiscal year
   end of BGS......................     --       --          --         (8.0)        --             --            --
 Shares issued for stock-based
   compensation....................    7.5       --       (16.3)          --         --             --            --
 Tax benefit of stock-based
   compensation....................     --       --        58.5           --         --             --            --
 Earned portion of restricted stock
   compensation....................     --       --          --           --         --             --            --
 Unrealized gain on securities
   available for sale..............     --       --          --           --         --            9.3            --
 BGS dividends declared............     --       --          --         (7.6)        --             --            --
                                     -----     ----      ------     --------     ------         ------         -----
Balance, March 31, 1998............  225.3      2.3       212.4        762.7       (5.0)           8.9            --
 Net earnings......................     --       --          --        362.6         --             --            --
 Foreign currency translation
   adjustment......................     --       --          --           --       (2.7)            --            --
 Common stock and options issued in
   connection with acquisitions....    7.2      0.1          --           --         --             --            --
 Adjustment to conform fiscal year
   end of Boole....................    0.1       --        (4.3)        17.8       (3.4)           1.9            --
 Shares issued for stock-based
   compensation....................    4.0       --       (71.7)          --         --             --            --
 Tax benefit of stock-based
   compensation....................     --       --        49.4           --         --             --            --
 Earned portion of restricted stock
   compensation....................     --       --          --           --         --             --            --
 Unrealized gain on securities
   available for sale..............     --       --          --           --         --            8.3            --
 Unrealized gain on derivative
   instruments.....................     --       --          --           --         --             --           0.8
                                     -----     ----      ------     --------     ------         ------         -----
Balance, March 31, 1999............  236.6      2.4       185.8      1,143.1      (11.1)          19.1           0.8
 Net earnings......................     --       --          --        242.5         --             --            --
 Foreign currency translation
   adjustment......................     --       --          --           --        5.1             --            --
 Options issued in connection with
   acquisitions....................     --       --         1.0           --         --             --            --
 Shares issued for stock-based
   compensation....................    8.0       --       104.2           --         --             --            --
 Tax benefit of stock-based
   compensation....................     --       --       110.1           --         --             --            --
 Earned portion of restricted stock
   compensation....................     --       --          --           --         --             --            --
 Unrealized loss on securities
   available for sale..............     --       --          --           --         --           (7.7)           --
 Realized gain on securities
   available for sale..............     --       --          --           --         --           (1.3)           --
 Elimination of unrealized gain on
   New Dimension shares in purchase
   accounting......................     --       --          --           --         --          (12.7)           --
 Unrealized gain on derivative
   instruments.....................     --       --          --           --         --             --          14.5
 Realized gain on derivative
   instruments.....................     --       --          --           --         --             --         (10.1)
                                     -----     ----      ------     --------     ------         ------         -----
Balance, March 31, 2000............  244.6     $2.4      $401.1     $1,385.6     $ (6.0)        $ (2.6)        $ 5.2
                                     =====     ====      ======     ========     ======         ======         =====


                                       UNEARNED
                                      PORTION OF
                                      RESTRICTED                   TOTAL
                                        STOCK       TREASURY   STOCKHOLDERS'
                                     COMPENSATION    STOCK        EQUITY
                                     ------------   --------   -------------
Balance, March 31, 1997............     $(3.9)       $(96.9)     $  659.5
 Net earnings......................        --            --         188.5
 Foreign currency translation
   adjustment......................        --            --          (3.8)
 Treasury stock purchased..........        --         (70.9)        (73.0)
 Common stock and options issued in
   connection with acquisitions....        --            --           2.5
 Adjustment to conform fiscal year
   end of BGS......................        --            --          (8.0)
 Shares issued for stock-based
   compensation....................      (1.7)         68.3          50.3
 Tax benefit of stock-based
   compensation....................        --            --          58.5
 Earned portion of restricted stock
   compensation....................       1.5            --           1.5
 Unrealized gain on securities
   available for sale..............        --            --           9.3
 BGS dividends declared............        --            --          (7.6)
                                        -----        ------      --------
Balance, March 31, 1998............      (4.1)        (99.5)        877.7
 Net earnings......................        --            --         362.6
 Foreign currency translation
   adjustment......................        --            --          (2.7)
 Common stock and options issued in
   connection with acquisitions....        --            --           0.1
 Adjustment to conform fiscal year
   end of Boole....................        --            --          12.0
 Shares issued for stock-based
   compensation....................      (3.9)         99.5          23.9
 Tax benefit of stock-based
   compensation....................        --            --          49.4
 Earned portion of restricted stock
   compensation....................       2.3            --           2.3
 Unrealized gain on securities
   available for sale..............        --            --           8.3
 Unrealized gain on derivative
   instruments.....................        --            --           0.8
                                        -----        ------      --------
Balance, March 31, 1999............      (5.7)           --       1,334.4
 Net earnings......................        --            --         242.5
 Foreign currency translation
   adjustment......................        --            --           5.1
 Options issued in connection with
   acquisitions....................        --            --           1.0
 Shares issued for stock-based
   compensation....................      (1.8)           --         102.4
 Tax benefit of stock-based
   compensation....................        --            --         110.1
 Earned portion of restricted stock
   compensation....................       2.7            --           2.7
 Unrealized loss on securities
   available for sale..............        --            --          (7.7)
 Realized gain on securities
   available for sale..............        --            --          (1.3)
 Elimination of unrealized gain on
   New Dimension shares in purchase
   accounting......................        --            --         (12.7)
 Unrealized gain on derivative
   instruments.....................        --            --          14.5
 Realized gain on derivative
   instruments.....................        --            --         (10.1)
                                        -----        ------      --------
Balance, March 31, 2000............     $(4.8)       $   --      $1,780.9
                                        =====        ======      ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED MARCH 31,
                                                              -----------------------------
                                                               1998      1999       2000
                                                              -------   -------   ---------
                                                                      (IN MILLIONS)
Cash flows from operating activities:
  Net earnings..............................................  $ 188.5   $ 362.6   $   242.5
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Adjustment to conform fiscal year end of BGS............     (8.0)       --          --
    Adjustment to conform fiscal year end of Boole..........       --      12.1          --
    Acquired research and development and accrued merger
      related costs.........................................     73.2      55.6        80.8
    Depreciation and amortization...........................     69.2      76.8       235.6
    Loss on sale/disposal of property and equipment.........      5.1      11.3         7.7
    Gain on sale/disposal of investment securities..........       --      (3.1)       (1.7)
    Change in allowance for doubtful accounts...............      1.0       4.1        11.3
    Deferred income tax provision (benefit).................     20.0     (41.6)       (3.4)
    Earned portion of restricted stock compensation.........      1.5       1.4         2.7
    Stock issued under compensatory stock plans.............      0.1        --          --
    Changes in operating assets and liabilities, net of
      acquisitions:
      Increase in accounts receivable.......................   (115.2)   (180.2)     (143.7)
      Increase (decrease) in current and long-term deferred
         revenue and other..................................    113.9     254.2       (28.3)
      Change in other operating assets and liabilities......     44.1     107.1       (36.8)
                                                              -------   -------   ---------
         Total adjustments..................................    204.9     297.7       124.2
                                                              -------   -------   ---------
         Net cash provided by operating activities..........    393.4     660.3       366.7
                                                              -------   -------   ---------
Cash flows from investing activities:
  Cash paid for technology acquisitions, net of cash
    acquired................................................    (72.7)     (6.7)     (649.1)
  Purchases of investment securities........................   (262.8)   (313.8)     (139.5)
  Maturities of/proceeds from sales of investment
    securities..............................................     89.0     162.3        80.0
  Proceeds from sales of property and equipment.............      1.5       0.8          --
  Purchases of property and equipment.......................    (71.9)   (115.8)     (148.0)
  Capitalization of software development costs and related
    assets..................................................    (49.3)    (76.0)     (102.7)
  (Increase) decrease in long-term finance receivables......     (5.7)    (97.5)       26.6
  Adjustment to conform fiscal year end of Boole............       --     (32.5)         --
                                                              -------   -------   ---------
         Net cash used in investing activities..............   (371.9)   (479.2)     (932.7)
                                                              -------   -------   ---------
Cash flows from financing activities:
  Treasury stock purchased..................................    (73.0)       --          --
  Boole treasury stock purchased............................       --     (25.0)         --
  BGS dividends paid........................................     (7.6)       --          --
  Stock options exercised...................................     39.4      33.3       103.6
  Proceeds from issuance of Boole common stock..............      6.0      28.5          --
  Proceeds from borrowings..................................       --        --       498.8
  Payments on borrowings....................................     (4.4)     (1.3)     (237.0)
  Adjustment to conform fiscal year end of Boole............       --      30.2          --
                                                              -------   -------   ---------
         Net cash provided by (used in) financing
           activities.......................................    (39.6)     65.7       365.4
  Effect of translation exchange rate changes on cash.......     (2.9)     (2.5)        5.1
  Adjustment to conform fiscal year end of Boole............       --      (2.4)         --
                                                              -------   -------   ---------
         Net change in cash and cash equivalents............    (21.0)    241.9      (195.5)
Cash and cash equivalents, beginning of year................    127.0     106.0       347.9
                                                              -------   -------   ---------
Cash and cash equivalents, end of year......................  $ 106.0   $ 347.9   $   152.4
                                                              =======   =======   =========
Supplementary disclosures of cash flow information:
  Cash paid during the year for income taxes................  $  53.7   $  15.5   $    15.0
  Noncash consideration in acquisitions.....................  $   8.6   $    --   $     1.0
  Cash paid for interest, net of amounts capitalized........  $   1.6   $   3.4   $    22.6

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Nature of Operations

     BMC Software, Inc. and its wholly-owned subsidiaries (collectively, the Company or BMC) develop software that provides systems management solutions for both mainframe and distributed information systems. BMC markets, sells and supports its solutions primarily through its sales offices around the world, as well as through its relationships with independent partners. Numerous factors affect the Company's operating results, including general economic conditions, market acceptance and demand for its products, its ability to develop new products, rapidly changing technologies and competition. For a discussion of certain of these important factors, see the discussion in Management's Discussion and Analysis of Results of Operations and Financial Condition under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results."

  (b) Use of Estimates

     The Company's management makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with generally accepted accounting principles. These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those results implicit in the estimates and assumptions.

  (c) Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and are comprised of the consolidated financial position and results of operations of the Company as of March 31, 1999 and 2000 and for the three years in the period ended March 31, 2000. The Company's consolidated financial statements for the year ended March 31, 1998 include the consolidated results of operations of Boole & Babbage, Inc. (Boole) for the year ended September 30, 1997, and of BGS Systems, Inc. (BGS) for the year ended January 31, 1998. The Company's consolidated financial statements as of and for the year ended March 31, 1999 include the consolidated financial position and results of operations of Boole and BGS as of and for the period then ended. As a result of certain adjustments made to conform the fiscal year ends of the Company, Boole and BGS for only the year ended March 31, 1999, in accordance with SEC regulations, the consolidated statements of earnings and comprehensive income exclude the results of operations of Boole for the six months ended March 31, 1998, which included total revenues of $106.5 million and net earnings of $17.8 million and of BGS for the two months ended March 26, 1998, which included total revenues of approximately $6.5 million and net loss of approximately $8.0 million. Adjustments have been included in the consolidated statements of stockholders' equity for the net earnings and other comprehensive income attributable to these periods.

     All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified in order to ensure comparability among the years reported.

  (d) Cash Equivalents

     The Company considers investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 1999 and 2000, the Company's cash equivalents were comprised primarily of money market funds. The Company's cash and cash equivalents are subject to potential credit risk. The Company's cash management and investment policies restrict investments to investment quality, highly liquid securities.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

  (e) Long Lived Assets

     Property and Equipment --

     Property and equipment are stated at cost. Depreciation on all property and equipment, with the exception of buildings and leasehold improvements, is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Depreciation on buildings is calculated using the straight-line method over the useful lives of the components of the buildings (twenty years for the infrastructure and thirty years for the shell). Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets, which range from two to seven years. Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In fiscal 2000, $0.4 million of interest cost was capitalized. No interest was capitalized in fiscal 1998 and 1999.

     A summary of property and equipment is as follows:

                                                                  MARCH 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
                                                                (IN MILLIONS)
Land........................................................  $  26.7   $  27.0
Buildings and leasehold improvements........................    138.4     159.6
Construction in progress....................................       --      38.2
Computers, software, furniture and equipment................    216.1     292.6
                                                              -------   -------
                                                                381.2     517.4
  Less accumulated depreciation and amortization............   (136.8)   (179.9)
                                                              -------   -------
Net property and equipment..................................  $ 244.4   $ 337.5
                                                              =======   =======

     As of April 1, 1999, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of an internal-use software development project be expensed as incurred. Adoption of this standard did not have a material impact on the Company's financial position or results of operations.

     Software Development Costs and Related Assets --

     Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Purchased software and related assets are recorded at cost. The capitalized software costs are amortized over the products' estimated useful lives, which is typically five years, beginning upon the declaration of the underlying products as generally available for sale. Each quarter, the Company analyzes the realizability of its recorded software assets. This process occasionally results in accelerated amortization charges which, over the past few years, has resulted in an effective amortization period of approximately four years. During the years ended March 31, 1998, 1999 and 2000, $49.3 million, $76.0 million and $102.7 million, respectively, of software costs were capitalized. Amortization for the years ended March 31, 1998, 1999 and 2000 was $33.9 million, $40.8 million and $40.2 million, respectively, including $12.0 million, $15.9 million and $8.2 million, respectively, of accelerated amortization for software products that were not expected to generate sufficient future revenues necessary for the Company to realize the carrying value of these assets. These expenses were reported within cost of

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
maintenance services and product licenses in the accompanying consolidated statements of earnings and comprehensive income.

     Acquired Technology --

     Acquired technology, representing developed technology of acquired businesses, is stated at cost and is amortized on a straight line basis over the products' estimated useful lives, which is typically five years. The portion of a purchase which pertains to in-process research and development is expensed in the period of the acquisition.

     Goodwill and Other Intangibles --

     Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and other intangibles are stated at cost and are amortized on a straight line basis over the estimated future periods to be benefited, which is primarily four years.

     Asset Impairment --

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

     Effective January 1, 1999, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, depending on the rights or obligations under the contracts, at its fair value. SFAS No. 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For a qualifying cash flow hedge, the changes in fair value of the derivative instrument are initially recognized in other comprehensive income and then are reclassified into earnings in the period that the hedged transaction affects earnings. For a qualifying fair value hedge, the changes in fair value of the derivative instrument are offset against the corresponding changes for the hedged item through earnings. Such accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the income statement, and requires the Company to formally document, designate and continuously assess the effectiveness of transactions that receive hedge accounting. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000 and amends certain provisions of SFAS No. 133. SFAS No. 138 is effective for all fiscal quarters beginning after June 15, 2000, and the Company believes that adoption of SFAS No. 138 will not have a material effect on our financial position or results of operations.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     The Company primarily utilizes two types of derivative financial instruments in managing its foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to achieve hedges of firm commitments that subject the Company to transaction risk. Such commitments include accounts receivable, intercompany receivables/payables, cash balances, and certain liabilities of foreign operations. The terms of these forward exchange contracts are generally one month or less and are typically entered into at the prevailing market rate at the end of the month. As such, there is no fair value associated with these forward exchange contracts at March 31, 1999 and 2000.

     Forward exchange contracts and net purchased option contracts are used by the Company to hedge anticipated, but not firmly committed, sales transactions, and generally qualify as cash flow hedges under SFAS No. 133. The Company believes that the anticipated sales transactions are probable and highly correlated with the derivative instruments. Probability weightings are applied to the forecasted quarterly sales amounts up to one year into the future and contracts are purchased to hedge the foreign currency exchange risk on these weighted amounts with specified revenues being designated as the hedged item. The Company performs comparisons, on a monthly basis, of the contracts and the forecasted sales revenues to determine hedge effectiveness. The Company excludes the change in the time value of the contracts from its assessment of hedge effectiveness. In the event a hedge ceases to be highly effective and the derivative is subsequently sold, or the Company discontinues its hedging operations, any unrecognized premium costs or deferred gains will be recognized in earnings in that period. During fiscal 1999 and 2000, the Company did not recognize any amounts in earnings due to hedge ineffectiveness, as defined in SFAS No. 133, nor did the Company discontinue its hedging activities. The terms of the Company's forward exchange contracts and purchased option contracts are typically one year or less. The fair value, estimated using the Black-Scholes option pricing model, of these forward exchange contracts and purchased option contracts at March 31, 1999 and 2000 was $1.9 million and $6.2 million, respectively, and is included in other current assets in the consolidated balance sheets. Changes in the intrinsic value of forward exchange contracts and purchased option contracts are reported as a component of other comprehensive income.

     The balances in other current assets and other comprehensive income related to derivative instruments as of March 31, 2000 are expected to be recognized in earnings over the next twelve months. During the years ended March 31, 1998, 1999 and 2000, general and administrative expenses included $1.9 million, $1.5 million and $0.3 million, respectively, related to premium, discount and time value realization from derivative financial instruments and unhedged immaterial foreign exchange exposures. The net cash flows from the Company's foreign exchange financial instruments are netted with the currency gain or loss of the hedged item in the Company's consolidated statements of cash flows.

     Upon adoption of SFAS No. 133 in fiscal 1999, the Company recognized a cumulative adjustment of $2.4 million ($1.5 million, net of taxes) related primarily to unrecognized premium costs on the purchased option contracts. Under the previous accounting method, the Company deferred recognition of these premiums until the settlement date of the option contracts.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     The table below summarizes the contractual amounts of the Company's derivative financial instruments in U.S. dollars. The Company's foreign exchange financial instruments are primarily denominated in the major European currencies, particularly the Euro and the British pound, as well as Pacific Rim currencies, particularly the Japanese yen and Australian dollar. The "Buy" amounts in the table below represent the U.S. dollar equivalent of commitments to purchase foreign currencies and the "Sell" amounts represent the U.S. dollar equivalent of the Company's right (with respect to purchased option contracts) and its commitment (with respect to forward exchange contracts) to sell foreign currencies.

                                                                   MARCH 31,
                                                         -----------------------------
                                                             1999            2000
                                                         -------------   -------------
                                                         BUY     SELL    BUY     SELL
                                                         ----   ------   ----   ------
                                                                 (IN MILLIONS)
Purchased options......................................  $ --   $107.3   $ --   $ 46.7
Forward exchange contracts (Europe)....................   0.9    149.1     --    321.8
Forward exchange contracts (Other).....................   1.6     14.5    1.9     66.9
                                                         ----   ------   ----   ------
                                                         $2.5   $270.9   $1.9   $435.4
                                                         ====   ======   ====   ======

     The Company's exposure to credit-related losses from its derivative financial instruments is minimal. Credit-related losses from the Company's forward exchange contracts could occur if the Company's foreign customers default on their trade payable obligations with the Company. The Company has not experienced and does not expect to experience any significant defaults by its foreign customers. Exposure from the Company's purchased option contracts is limited to the premium costs associated with purchasing the instruments as the Company is not obligated to exercise these options. The Company is also exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, the Company diversifies this risk across several counterparties.

  (g) Deferred Revenue and Other

     Deferred revenue and other is comprised primarily of deferred maintenance, license and other revenues. Deferred maintenance and license revenue is not recorded until it has been collected or is supported by a formal, financing arrangement. The principal components of deferred revenue as of March 31, 1999 and 2000 are as follows:

                                                                 MARCH 31,
                                                              ---------------
                                                               1999     2000
                                                              ------   ------
                                                               (IN MILLIONS)
Current:
  Maintenance...............................................  $263.5   $335.8
  License...................................................   128.2     24.1
  Other.....................................................    19.5     46.7
                                                              ------   ------
          Total current deferred revenue....................   411.2    406.6
Long-Term:
  Maintenance...............................................   288.3    280.5
  Other.....................................................     9.2     16.8
                                                              ------   ------
          Total long-term deferred revenue and other........   297.5    297.3
                                                              ------   ------
          Total deferred revenue and other..................  $708.7   $703.9
                                                              ======   ======

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

  (h) Revenue Recognition

     The Company licenses its software products under perpetual, annual and monthly licenses. Perpetual licenses include maintenance and enhancements for periods ranging from ninety days to one year. For those perpetual licenses which provide maintenance and enhancements, the portion of the license fee associated with maintenance and enhancements is unbundled and recognized ratably as maintenance revenue. Maintenance contracts are available annually thereafter and are generally based on the value (as defined) of the licensed software products. The Company also generates upgrade revenues as a result of a customer's migration or anticipated migration to more powerful central processing units and generates professional services revenue as a result of providing consulting and education services related to its products.

     Revenue from the licensing of software, including upgrade revenue, is recognized when both the Company and the customer are legally obligated under the terms of the respective agreement and the underlying software products (if any in the case of upgrade transactions) have been delivered. Maintenance revenue is recognized ratably over the term of the underlying maintenance agreement. Revenues from license and maintenance transactions which are financed are generally recognized in the same manner as those requiring current payment. The Company has an established business practice of offering installment contracts to customers and has a history of successfully enforcing original payment terms without making concessions. Further, the payment obligations are unrelated to product implementation or any other post-transaction activity. In all cases, revenue is recognized only if no significant Company obligations remain and collection of the resulting receivable is deemed probable. In connection with term licenses of software, the net present value of the legally committed payments related to the product license is generally recognized as revenue upon the commencement of the term. Related interest income and maintenance revenue are recognized ratably over the lease term. Revenues from sales through agents, distributors and resellers are recorded either at the gross amount charged the customer or net of commissions paid, based on the transaction risks and ongoing product support responsibilities assumed by the Company. Revenues from professional services are recorded in the period the services are performed.

     On April 1, 1998 and 1999, the Company adopted SOP 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," respectively, as reflected above. The adoption of these standards did not have a material impact on the Company's financial position or results of operations.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

  (i) Earnings Per Share

     SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the years ended March 31, 1999 and 2000, options to purchase 0.3 million and 1.5 million shares, respectively, have been excluded from the calculation of diluted EPS as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the years ended March 31, 1998, 1999 and 2000:

                                                              YEARS ENDED MARCH 31,
                                                             ------------------------
                                                              1998     1999     2000
                                                             ------   ------   ------
                                                             (IN MILLIONS, EXCEPT PER
                                                                  SHARE AMOUNTS)
Basic earnings per share:
  Net earnings.............................................  $188.5   $362.6   $242.5
                                                             ------   ------   ------
  Weighted average number of common shares.................   229.8    234.3    241.0
                                                             ------   ------   ------
  Basic earnings per share.................................  $ 0.82   $ 1.55   $ 1.01
                                                             ======   ======   ======
Diluted earnings per share:
  Net earnings.............................................  $188.5   $362.6   $242.5
                                                             ------   ------   ------
  Weighted average number of common shares.................   229.8    234.3    241.0
  Incremental shares from assumed conversions of stock
     options and other.....................................    14.7     14.3     12.0
                                                             ------   ------   ------
  Adjusted weighted average number of common shares........   244.5    248.6    253.0
                                                             ------   ------   ------
  Diluted earnings per share...............................  $ 0.77   $ 1.46   $ 0.96
                                                             ======   ======   ======

  (j) Stock Splits

     On April 20, 1998, the Company's board of directors declared a two-for-one stock split. This stock split was effected in the form of a stock dividend whereby stockholders of record received one share of common stock for each share held. All stock related data in the consolidated financial statements and related notes reflects this stock split for all periods presented.

  (k) Treasury Stock

     Under a stock repurchase program, the Company repurchased 2.4 million shares of its common stock on the open market for an aggregate purchase price of $70.9 million, in the fiscal year ended March 31, 1998. The Company's board of directors terminated the share buy-back program, prior to consummation of the BGS merger in March 1998, consistent with the pooling-of-interests accounting provisions. Consequently, no shares were repurchased in fiscal 1999 and 2000.

     Subsequent to March 31, 2000, the Company's board of directors authorized the Company to repurchase up to $500 million in common stock.

  (l) Comprehensive Income

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective April 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity, which for the

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

Company include foreign currency translation adjustments and unrealized gains and losses on securities available for sale and derivative instruments. A reconciliation of reported net earnings to comprehensive income is included in the consolidated statements of earnings and comprehensive income.

(2) TECHNOLOGY ACQUISITIONS

     During fiscal 1998, the Company completed its acquisition of DataTools, Inc. (DataTools) through the exercise of a purchase option. The Company funded the $73.0 million aggregate purchase price with cash, and to a lesser extent, debt forgiveness and options to purchase the Company's common stock. This acquisition was accounted for as a purchase.

     DataTools owned certain database management system-specific back-up products that were sold as stand-alone products. Its flagship product is called SQL Backtrack (SQL-BT). At the acquisition date, DataTools was in the process of developing numerous products and enhanced versions of products, including next generation versions of SQL-BT for the Informix platform (SBI) and the Oracle platform (SBO), as well as first generation products for the Microsoft SQL (SBM) and Sybase IDR (SBS/I) platforms. The Company allocated approximately $18.6 million of the purchase price to developed technology, workforce and goodwill. The Company allocated approximately $54.4 million to in-process research and development (IPR&D). The four most significant development projects, which comprised $40.6 million (74%) of the acquired IPR&D, pertained to the products above. The primary remaining efforts associated with the IPR&D included code completion in several key areas, such as logical extraction and piecemeal back-up and recovery (BU&R), large database support and performance-related functionality. As of the acquisition date, the expected costs to complete the IPR&D were, on a calendar year basis, approximately $2.9 million in 1997, $4.7 million in 1998, $2.1 million in 1999, and $0.7 million in 2000. With respect to the estimated completion costs, the Company incurred less than these forecasted amounts as a result of decisions to terminate certain of the IPR&D projects (such as the SBS/I project noted below) and more efficient development efforts than anticipated. The following summarizes the status of the four primary projects.

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

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     In June 1997, the Company acquired technology from Sento Technical Innovations, Inc. The Company has since abandoned the technology and expensed the entire purchase price.

     In July 1997, the Company acquired certain software code from Software Partners/32, Inc. for a total purchase price of $6.9 million. The Company allocated $1.7 million of the purchase price to completed technology and $5.2 million to acquired IPR&D. The allocation of purchase price to completed technology reflects the estimated discounted future cash flows associated with the customers using the existing technology. This code permits file system back-up and recovery, but was not competitive with the leading products in this market. While the acquired code contained certain key functionality, it was incomplete in various aspects. As a result, the Company attempted to complete this code by, among other things, developing support for dual network hosts, enhancing the interface with the SQL-BT object back-up stream interface, developing support for SBI and SBM and developing support for code and integrating it into its PATROL recovery manager product. These efforts were unsuccessful, and the Company has abandoned this project.

     During March 1998, the Company completed the acquisition of BGS. This acquisition was accounted for as a pooling of interests in accordance with Accounting Principles Board (APB) Opinion No. 16. The Company recorded a $7.7 million charge for merger related costs. The Company exchanged a total of 7.2 million shares of its common stock for all of the outstanding shares of BGS. The Company also converted BGS employee options into options to purchase 746,000 shares of the Company's common stock. The results of operations for BGS are included for all periods presented herein.

     BGS had previously reported on a January 31 year end. As such, the accounts of BGS for its 1998 fiscal year have been consolidated with the accounts of the Company as of March 31, 1998. As a result of certain adjustments made to conform the fiscal year ends of the Company and BGS for only the year ended March 31, 1999, in accordance with SEC regulations, the consolidated statements of earnings and comprehensive income exclude the results of BGS for the two months ended March 26, 1998, which included total revenues of approximately $6.5 million and net loss of approximately $8.0 million (inclusive of approximately $5.2 million of merger related costs). The revenues and operating results for this period are not indicative of a full quarter's results since a substantial amount of license revenues are generated in the last few days of a typical quarter. An adjustment is included in the consolidated statement of stockholders' equity for the net earnings attributed to this two-month period.

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

     In June 1998, the Company entered into a technology agreement with Envive Corporation (Envive) primarily to strengthen BMC's ERP business management solutions to provide better diagnostic and correlation ability, service level management and end-to-end monitoring capability. The Company also secured the rights to distribute certain products in the SAP management market. The Company's committed costs associated with the transaction approximated $17.7 million. The Company allocated $6.4 million of the transaction costs to software assets, prepaid royalties and interest. The remaining $11.3 million was allocated to acquired IPR&D which had not reached technological feasibility as of the date of the transaction. The

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

Company believes the acquired IPR&D was approximately 45% complete towards development of end-to-end and service level management functionality across the major ERP platforms at the acquisition date. The Company incurred a nominal level of development costs in fiscal 1999. In fiscal 2000, the Company evaluated the levels of commitment and effort required to develop the above-mentioned functionality in the non-SAP environments and determined such development would not be pursued.

     In March, 1999, the Company completed its merger with Boole which was accounted for as a pooling of interests in accordance with APB Opinion No. 16. The Company recorded charges of $38.3 million and $13.7 million for merger and restructuring costs related to the Boole transaction for the years ended March 31, 1999 and 2000, respectively. For further discussion of the components of the merger and restructuring charge, see Note 12 -- Merger Related Costs. The Company exchanged a total of 19.1 million shares of its common stock for all of the outstanding shares of Boole. The Company also converted Boole employee options into options to purchase 3.9 million shares of the Company's common stock. The results of operations for Boole are included for all periods presented herein.

     Boole had previously reported on a September 30 year end. As such, the accounts of Boole for its 1997 fiscal year have been consolidated with the accounts of the Company as of March 31, 1998. As a result of certain adjustments made to conform the fiscal year ends of the Company and Boole for only the year ended March 31, 1999, in accordance with SEC regulations, the consolidated statements of earnings and comprehensive income exclude the results of Boole for the six months ended March 31, 1998, which included total revenues of $106.5 million and net earnings of $17.8 million. An adjustment is included in the consolidated statement of stockholders' equity for the net earnings attributed to this six-month period.

     On April 14, 1999, the Company acquired, through a public tender offer, in excess of 95% of the outstanding ordinary shares of New Dimension Software, Ltd. (New Dimension). Total consideration paid approximated $673 million, including the cost of the remaining outstanding shares acquired during fiscal 2000 and the Company's historical cost of approximately $2.0 million for shares of New Dimension previously owned by Boole. Unrealized gains of approximately $21.0 million related to these New Dimension shares included in long-term investment securities and accumulated other comprehensive income at March 31, 1999, were eliminated when the acquisition was recorded. The acquisition was accounted for as a purchase transaction, and the purchase price was allocated as follows:
$126.3 million to software assets, $435.9 million to goodwill and other intangibles and $30.0 million to equipment, receivables and other non-software assets, net of liabilities assumed. Additionally, the Company allocated $80.8 million, or 12% of the purchase price, to IPR&D, which represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility nor had alternative future use.

     New Dimension grouped its product lines into five categories: (i) Enterprise Production Management, (ii) Enterprise Output Management, (iii) Enterprise Event Management, (iv) Enterprise Security Management and (v) Tandem Solutions. New Dimension's primary IPR&D efforts can be summarized into four categories: (i) Integrated Operations Architecture for the Enterprise ("IOA/e"),
(ii) Odaiko, (iii) E-business Enablement and (iv) Security. The following summarizes these efforts at the time of the acquisition and the status of the development as of March 31, 2000.

     Integrated Operations Architecture for the Enterprise. IOA/e was to be the supporting infrastructure for all of the distributed systems products from New Dimension, similar to the Integrated Operations Architecture for New Dimension's mainframe products. This project, as originally intended, has been cancelled as the Company determined it was more appropriate to gradually extend the existing distributed systems infrastructure rather than to replace it.

     Odaiko. Odaiko was to be the next major release of the Output Management family of products focused specifically on broadening this product family from purely a mainframe output management system to an

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
enterprise-wide document and output management product family. At the time of the acquisition, this product family supported a document archive only on the mainframe, viewing of reports on a terminal or a PC and distribution of the reports to network connected printers. Odaiko, renamed CONTROL-D for Distributed Systems, will not only enable the end user to view the archived reports via a Web browser but will also give them the ability to customize the view of the data, making it easier for the customer to create e-business applications. This requires the interpretation of a variety of document formats (e.g., Xerox, IBM, Microsoft) and transformation of those formats into JPEG or HTML formats easily read via a Web browser. Some components of this product suite were released during fiscal 2000 and the remainder are scheduled for general availability in September 2000.

     E-business Enablement. E-business Enablement is the development of the infrastructure necessary to "Internet-ize" the entire New Dimension product family. Each of the products that will utilize E-business Enablement are Internet applications which not only provide a browser-based front-end but also are new applications with new and important functionality that customers require. The beta versions of two of these products are scheduled for release during fiscal 2001.

     Security. At the acquisition date, the security market was new for New Dimension. Customers have accepted the technology offered in current products and are asking for additional features and add-on applications to enable them to make better use of these applications. The technology at the acquisition date supported the administration of passwords and user IDs of security systems (e.g., RACF, TopSecret, ACF2, SEOS), applications (e.g., Lotus Notes, SAP R/3, Microsoft Exchange), databases (e.g., Oracle, Informix, MS SQL Server) and operating systems (e.g., UNIX, Microsoft Windows NT). It does this by placing an agent on each managed node along with a module, which understands how to communicate with each Resident Security System ("RSS"). These agent/module combinations communicate with a repository and the Enterprise Security Station console. Customer requirements drive the porting of the agent to each new operating system and platform as well as to support new RSSs. Key IPR&D projects involve the support of new RSSs including firewalls, ERP applications, and other security systems and platforms (e.g., Tandem). Additional features within the IPR&D project include the ability to have users request and create new passwords and user IDs. These passwords and user IDs would then be utilized or synchronized across all of the applications and systems that a user accesses. This technology has been completed, is Web-based and allows end-users to enter their user ID and password and automatically register it with the appropriate applications, then trigger the synchronization job, while allowing for the system to monitor access.

     A significant portion of the IPR&D value also relates to the (i) CONTROL-M,
(ii) CONTROL-D, (iii) CONTROL-SA, and (iv) Enterprise Controlstation (ECS) products. The following is a summary of the primary IPR&D related to these products:

     CONTROL-M

     - New Two Tier architecture for large SYSPLEX environments

     - An independent database layer (one source code for all supported databases)

     - Functionality allowing for the ability to perform actions on a group of projects

     CONTROL-D

     - Repository for providing multi-level, global indexing of data

     - SYSPLEX support

     - CONTROL-D technology for the Windows NT environment

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     CONTROL-SA

     - Security for managing users of Internet e-commerce applications

     - Enhanced administration of control access rights

     - Ability to access and manage various enterprise applications

     - Password synchronization

     ECS

     - Functionality allowing for the ability to perform actions on a group of projects

     - Mass environment management on Windows NT platform

     - Enhanced diagnostics and problem determination tools

     - Compatibility with Oracle databases

     Certain of these projects were completed in fiscal 2000 and the related products are generally available; other products have been released as beta versions for customer testing and evaluation; and the remainder are still in process.

     As of the date of the New Dimension acquisition, the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software and internal use. As such, the value of the purchased IPR&D was expensed at the time of the acquisition. The Company intends to continue devoting effort to developing commercially viable products from the purchased IPR&D, although it may not develop such commercially viable products. All of the foregoing estimates and projections were based on assumptions the Company believed to be reasonable at the time, but which were inherently uncertain and unpredictable.

     The following unaudited pro forma results of operations for the year ended March 31, 1999, are as if the acquisition of New Dimension has occurred at the beginning of that period. The pro forma information includes New Dimension's financial results for the year ended December 31, 1998, combined with the accounts of the Company for the year ended March 31, 1999. As the acquisition occurred on April 14, 1999, pro forma results for the year ended March 31, 2000, are not significantly different than the reported results for that period.

                                                            YEAR ENDED
                                                          MARCH 31, 1999
                                                         ----------------
                                                          (IN MILLIONS,
                                                         EXCEPT PER SHARE
                                                             AMOUNTS)
Total revenues*........................................      $1,384.0
Net earnings...........................................      $  265.2
Basic EPS..............................................      $   1.13
Diluted EPS............................................      $   1.07

---------------

* Excludes $13.5 million of royalties paid by the Company to New Dimension for the year ended March 31, 1999.

     The values assigned to acquired IPR&D in the above mentioned transactions were generally determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
value. The revenue projections used to value the acquired IPR&D were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Operating expenses were estimated based on historical results and anticipated profit margins and included cost of goods sold, selling and marketing expenses, general and administrative expenses and research and development expenses, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. Due to purchasing power increases and general economies of scale, estimated operating expenses as a percentage of revenues were, in some cases, estimated to decrease after the acquisitions.

     The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations and venture capital rates of return. Due to the nature of the forecast and risks associated with the projected growth, profitability and the developmental nature of the projects, discount rates of 16% to 20% were used to value the acquired IPR&D. A 20% discount rate was used to value the New Dimension acquired IPR&D and a 15% rate was used in discounting the cash flows associated with the developed New Dimension technology. The Company believes these discount rates are commensurate with the respective stage of development and the uncertainties in the economic estimates described above. If the acquired IPR&D projects are not successfully completed, the Company's business, operating results and financial condition may be materially adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

     In April 2000, the Company acquired all of the outstanding shares of Evity, Inc. (Evity). See Note 13 -- Subsequent Event for further discussion.

(3) MARKETABLE SECURITIES

     Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. The Company has the ability and intent to hold most of its debt securities to maturity and thus has classified these securities as "held to maturity" pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities have been recorded at amortized cost in the Company's consolidated balance sheets. Securities classified as "available for sale" are recorded at fair value. The resulting net unrealized gains or losses are recorded as an increase or decrease to stockholders' equity. The Company holds no securities classified as "trading securities." Gains and losses, realized and unrealized, are calculated using the specific

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
identification method. The tables below summarize the Company's total investment securities portfolio as of March 31, 1999 and 2000.

                          HELD-TO-MATURITY SECURITIES

                                                                  GROSS        GROSS
                                                        FAIR    UNREALIZED   UNREALIZED   AMORTIZED
                                                       VALUE      GAINS        LOSSES       COST
                                                       ------   ----------   ----------   ---------
                                                                      (IN MILLIONS)
1999
Maturities within 1 year:
  Municipal securities...............................  $ 60.8      $0.4        $  --       $ 60.4
  Corporate bonds....................................     8.6       0.1           --          8.5
  Euro bonds and other...............................     0.2        --           --          0.2
                                                       ------      ----        -----       ------
          Total maturities within 1 year.............  $ 69.6      $0.5        $  --       $ 69.1
                                                       ======      ====        =====       ======
Maturities from 1-5 years:
  Municipal securities...............................  $383.2      $6.5        $  --       $376.7
  Corporate bonds....................................    71.3       0.7         (0.9)        71.5
  Euro bonds and other...............................    88.0       0.4         (0.3)        87.9
  Mortgage securities................................     7.2        --           --          7.2
                                                       ------      ----        -----       ------
          Total maturities from 1-5 years............  $549.7      $7.6        $(1.2)      $543.3
                                                       ======      ====        =====       ======
Maturities from 6-10 years:
  Municipal securities...............................  $ 21.6      $0.2        $  --       $ 21.4
  Euro bonds and other...............................    11.1       0.1           --         11.0
                                                       ------      ----        -----       ------
          Total maturities from 6-10 years...........  $ 32.7      $0.3        $  --       $ 32.4
                                                       ======      ====        =====       ======

                                                                  GROSS        GROSS
                                                        FAIR    UNREALIZED   UNREALIZED   AMORTIZED
                                                       VALUE      GAINS        LOSSES       COST
                                                       ------   ----------   ----------   ---------
                                                                      (IN MILLIONS)
2000
Maturities within 1 year:
  Municipal securities...............................  $ 78.4      $0.1        $   --      $ 78.3
  Corporate bonds....................................    11.9        --            --        11.9
  Euro bonds and other...............................     5.0        --            --         5.0
                                                       ------      ----        ------      ------
          Total maturities within 1 year.............  $ 95.3      $0.1        $   --      $ 95.2
                                                       ======      ====        ======      ======
Maturities from 1-5 years:
  Municipal securities...............................  $346.9      $0.3        $ (3.4)     $350.0
  Corporate bonds....................................   118.9        --          (3.2)      122.1
  Euro bonds and other...............................    98.5        --          (4.0)      102.5
  Mortgage securities................................     4.7        --          (0.1)        4.8
                                                       ------      ----        ------      ------
          Total maturities from 1-5 years............  $569.0      $0.3        $(10.7)     $579.4
                                                       ======      ====        ======      ======
Maturities from 6-10 years:
  Corporate bonds....................................  $  9.5      $ --        $ (0.1)     $  9.6
                                                       ------      ----        ------      ------
          Total maturities from 6-10 years...........  $  9.5      $ --        $ (0.1)     $  9.6
                                                       ======      ====        ======      ======

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                         AVAILABLE-FOR-SALE SECURITIES

                                                                     GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                         COST        GAINS        LOSSES     VALUE
                                                       ---------   ----------   ----------   ------
                                                                      (IN MILLIONS)
1999
Maturities within 1 year:
  Municipal securities...............................   $  4.5       $  --        $  --      $  4.5
  Auction preferred stock............................     32.7          --           --        32.7
                                                        ------       -----        -----      ------
          Total maturities within 1 year.............   $ 37.2       $  --        $  --      $ 37.2
                                                        ======       =====        =====      ======
Maturities from 1-5 years:
  Municipal securities...............................   $ 40.6       $ 0.8        $  --      $ 41.4
  Corporate bonds....................................     12.1         0.2           --        12.3
  Euro bonds.........................................     38.6         0.2         (0.2)       38.6
  Mutual funds and other.............................     18.2        26.6(*)        --        44.8
                                                        ------       -----        -----      ------
          Total maturities from 1-5 years............   $109.5       $27.8        $(0.2)     $137.1
                                                        ======       =====        =====      ======
Maturities from 6-10 years:
  Municipal securities...............................   $ 37.1       $ 0.5        $  --      $ 37.6
                                                        ------       -----        -----      ------
          Total maturities from 6-10 years...........   $ 37.1       $ 0.5        $  --      $ 37.6
                                                        ======       =====        =====      ======

                                                                     GROSS        GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                         COST        GAINS        LOSSES     VALUE
                                                       ---------   ----------   ----------   ------
                                                                      (IN MILLIONS)
2000
Maturities within 1 year:
  Municipal securities...............................   $  4.1        $ --        $  --      $  4.1
  Euro bonds.........................................      3.5          --           --         3.5
                                                        ------        ----        -----      ------
          Total maturities within 1 year.............   $  7.6        $ --        $  --      $  7.6
                                                        ======        ====        =====      ======
Maturities from 1-5 years:
  Municipal securities...............................   $ 98.2        $ --        $(1.5)     $ 96.7
  Corporate bonds....................................     54.1          --         (1.3)       52.8
  Euro bonds.........................................     34.9          --         (1.1)       33.8
  Mutual funds and other.............................     23.3         2.7           --        26.0
                                                        ------        ----        -----      ------
          Total maturities from 1-5 years............   $210.5        $2.7        $(3.9)     $209.3
                                                        ======        ====        =====      ======
Maturities from 6-10 years:
  Municipal securities...............................   $ 16.3        $ --        $(0.3)     $ 16.0
  Equity securities..................................      7.5          --         (1.5)        6.0
                                                        ------        ----        -----      ------
          Total maturities from 6-10 years...........   $ 23.8        $ --        $(1.8)     $ 22.0
                                                        ======        ====        =====      ======

---------------

* Includes approximately $21 million of unrealized gain related to ordinary shares of New Dimension held by Boole prior to the merger. This amount was eliminated in conjunction with the purchase of New Dimension in April 1999. See Note 2 -- Technology Acquisitions for further discussion.

     The Company's mortgage securities are classified according to the stated maturities of the securities.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(4) TRADE FINANCE RECEIVABLES

     Trade finance receivables arise in the ordinary course of business to accommodate customers' cash flow objectives. Most of the trade finance receivables entered into by the Company are transferred to financing institutions on a non-recourse basis. The Company records such transfers as sales of the related accounts receivable when the Company is considered to have surrendered control of such receivables under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During fiscal 1999 and 2000, the Company transferred financed receivables of $265.0 million and $451.2 million, respectively, which approximated fair value, to financing institutions on a non-recourse basis, with approximately $10 million transferred on a recourse basis during fiscal 1999. As of March 31, 1999 and 2000, trade finance receivables which have been transferred to financing institutions and remain outstanding totaled approximately $448.0 million and $682.7 million, respectively. Such receivables which have not yet been transferred are classified as trade finance receivables in the accompanying consolidated balance sheets.

(5) COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

     The components of cost of maintenance services and product licenses for the years ended March 31, 1998, 1999 and 2000 are as follows:

                                                              YEARS ENDED MARCH 31,
                                                             ------------------------
                                                              1998     1999     2000
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Cost of maintenance services...............................  $ 69.0   $ 84.5   $128.0
Amortization of software development costs and related
  assets...................................................    33.9     40.8     40.2
Royalties..................................................    24.8     26.7      9.0
                                                             ------   ------   ------
                                                             $127.7   $152.0   $177.2
                                                             ======   ======   ======

(6) SHORT-TERM BORROWINGS

     In April 1999, the Company entered into a $500.0 million credit facility with a consortium of U.S. banks. The facility consists of (a) a 364-day unsecured revolving credit facility for general corporate purposes with renewal options by the lenders and with a one-year option granted to the Company to convert the revolving loans into a one-year term loan, and (b) a competitive bid facility that allows the Company to request bids from the lenders for loans on a negotiated basis up to the existing availability under the credit facility. Interest on the loans under the revolving credit facility is payable monthly and is accrued at a margin above LIBOR, based on certain financial ratios of the Company, which approximated 6.75% as of March 31, 2000. The balance outstanding under the credit facility was $263.0 million as of March 31, 2000, at a weighted average interest rate of 6.65%, which approximated fair value. The credit facility includes, among others, covenants regarding maintenance by the Company of at least $300.0 million in cash and marketable securities and certain financial ratios.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(7) INCOME TAXES

     Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. Research and development tax credits are accounted for as a reduction of income tax expense in the year realized. The income tax benefit from nonqualified stock options exercised, wherein the fair market value at date of issuance is less than that at date of exercise, is credited to additional paid-in capital.

     The provision for income taxes for the years ended March 31, 1998, 1999 and 2000, consisted of the following:

                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                               1998     1999    2000
                                                              ------   ------   -----
                                                                   (IN MILLIONS)
Current:
  Federal...................................................  $ 65.2   $135.9   $58.7
  State.....................................................     1.7      1.8     2.0
  Foreign...................................................    17.6     17.7    11.6
                                                              ------   ------   -----
          Total current.....................................    84.5    155.4    72.3
Deferred:
  Federal...................................................    20.8    (41.6)   (3.4)
  State.....................................................    (1.1)      --      --
  Foreign...................................................     0.3       --      --
                                                              ------   ------   -----
          Total deferred....................................    20.0    (41.6)   (3.4)
                                                              ------   ------   -----
                                                              $104.5   $113.8   $68.9
                                                              ======   ======   =====

     The foreign provision for income taxes is based on foreign pre-tax earnings of $101.9 million, $131.5 million and $129.8 million for fiscal 1998, 1999 and 2000, respectively.

     The income tax provisions for fiscal 1998, 1999 and 2000 differ from the amounts computed by applying the statutory federal income tax rate of 35% to consolidated earnings before income taxes as follows:

                                                              YEARS ENDED MARCH 31,
                                                             ------------------------
                                                              1998     1999     2000
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Expense computed at statutory rate.........................  $102.5   $167.3   $109.0
Increase (reduction) resulting from:
  Foreign tax effect, net..................................   (19.9)   (17.8)   (37.5)
  Tax benefit from foreign sales corporation...............    (0.8)    (1.2)    (1.9)
  Income not subject to tax................................    (5.2)    (9.9)    (8.2)
  Non-recurring tax benefit................................      --    (20.0)      --
  Net change in valuation allowance........................      --    (12.2)      --
  Other....................................................    11.8     (4.0)     1.7
                                                             ------   ------   ------
          Subtotal.........................................    88.4    102.2     63.1
Non-deductible charge for acquired research and
  development..............................................    16.1     11.6      5.8
                                                             ------   ------   ------
                                                             $104.5   $113.8   $ 68.9
                                                             ======   ======   ======

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences as of March 31, 1999 and 2000 are presented as follows:

                                                                 MARCH 31,
                                                              ---------------
                                                               1999     2000
                                                              ------   ------
                                                               (IN MILLIONS)
Deferred Tax Assets:
  Net operating loss carryforwards..........................  $ 16.0   $ 12.7
  Deferred revenue..........................................    35.1      5.7
  Acquired research and development.........................     8.0     72.2
  Deferred compensation plan................................     4.4      5.9
  Accruals not currently deductible.........................     3.3      1.9
  Other.....................................................     5.2      3.3
                                                              ------   ------
          Total gross deferred tax asset....................    72.0    101.7
                                                              ------   ------
  Valuation allowance.......................................    (0.9)    (0.9)
                                                              ------   ------
          Total deferred tax asset..........................    71.1    100.8
                                                              ------   ------
Deferred Tax Liabilities:
  Software capitalization, net..............................   (36.7)   (54.1)
  Book/tax difference on assets.............................    (1.9)    (5.0)
  Stock compensation plans..................................    (1.3)    (1.3)
  Foreign earnings and other................................    (4.3)   (10.1)
                                                              ------   ------
          Total deferred tax liability......................   (44.2)   (70.5)
                                                              ------   ------
  Net deferred tax asset....................................  $ 26.9   $ 30.3
                                                              ======   ======
  As reported:
     Net current deferred tax asset.........................  $ 19.4   $  8.6
                                                              ======   ======
     Net long-term deferred tax asset.......................  $  7.5   $ 21.7
                                                              ======   ======

     Aggregate unremitted earnings of foreign subsidiaries for which U.S. Federal income taxes have not been provided, totaled approximately $313.1 million and $434.7 million at March 31, 1999 and 2000, respectively. Deferred income taxes have not been provided on these earnings because the Company considers them to be indefinitely reinvested.

     Prior to the combination, Boole had recorded a valuation allowance to reflect the estimated amount of deferred tax assets that the Company believed would not be realized due to the expiration of net operating loss carryforwards. Due to the combination of BMC and Boole, the Company expects to utilize the net operating loss carryforwards. Therefore, the tax benefits were recognized and a portion of the valuation allowance was reduced in fiscal 1999. At March 31, 2000, the Company had federal net operating loss carryforwards of $45.2 million that will expire between 2003 and 2012. The losses were incurred by a company acquired by Boole and are subject to limitation.

     During fiscal 1999, the Company settled various transfer pricing adjustments for fiscal years 1993 through 1997 with the Internal Revenue Service
(IRS), for which estimated accruals had been previously established. The Company recorded a non-recurring benefit to its provision for income taxes for fiscal 1999 to reflect the settlement with the IRS. As of March 31, 2000, the Company has settled all income tax adjustments with the IRS for all years through fiscal 1995. The Company received a statutory notice of deficiency from the IRS in December 1999 in which the IRS proposed certain transfer pricing adjustments that would result in an increase to the Company's federal taxable income for fiscal 1996. The Company filed a petition in the United

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

States Tax Court on March 7, 2000, seeking a determination that the IRS erred in computing the increases to the Company's federal taxable income for fiscal 1996. The IRS is examining the Company's federal tax return for fiscal 1997. Management believes the final resolution of these audits will not have a material adverse effect on the Company's financial position or results of operations.

(8) STOCK INCENTIVE PLANS

     The Company has adopted numerous stock plans that provide for the grant of options and restricted stock to employees and directors of the Company. Under the option plans, all options have been granted at either fair market value or 115% of fair market value as of the date of grant and have a ten-year term. All options under these plans vest over terms of three to five years. The restricted stock is subject to transfer restrictions that lapse over five years. Under these plans, the Company was authorized to grant an additional 7.8 million shares as of March 31, 2000.

     The following is a summary of the stock option activity for the years ended March 31, 1998, 1999 and 2000 (shares in millions):

                                        1998                     1999                     2000
                               ----------------------   ----------------------   ----------------------
                                             WEIGHTED                 WEIGHTED                 WEIGHTED
                                             AVERAGE                  AVERAGE                  AVERAGE
                                             EXERCISE                 EXERCISE                 EXERCISE
                                 SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                               -----------   --------   -----------   --------   -----------   --------
Options outstanding,
  beginning of year..........         31.0     $ 8             28.3     $14             28.3     $21
Options granted..............          6.4      29              6.1      42              9.8      46
Options exercised............         (7.3)      6             (4.9)      9             (7.3)     12
Options forfeited or
  canceled...................         (1.8)      9             (1.2)     16             (2.2)     31
                               -----------              -----------              -----------
Options outstanding, end of
  year.......................         28.3       8             28.3      21             28.6      31
                               ===========              ===========              ===========
Option price range per
  share......................  $0.48-49.87              $0.48-63.44              $0.48-80.94
                               ===========              ===========              ===========
Options exercisable..........          8.9      10             11.8      11              9.7      16
                               ===========              ===========              ===========

     The following is a summary of the restricted stock activity for the years ended March 31, 1998, 1999 and 2000:

                                                              1998   1999   2000
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Shares granted and unearned, beginning of year..............   294   211    204
Shares granted..............................................    82    66     86
Shares earned...............................................   (45)  (73)   (93)
Shares forfeited............................................  (120)   --     (5)
                                                              ----   ---    ---
Shares granted and unearned, end of year....................   211   204    192
                                                              ====   ===    ===

     In fiscal 1997, the Company adopted the BMC Software, Inc. 1996 Employee Stock Purchase Plan (the Purchase Plan). A total of 1 million shares of common stock may be issued under the Purchase Plan to participating employees. Purchase rights under the Purchase Plan are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date. During fiscal 1998, 1999 and 2000, approximately 171,000, 278,100 and 243,300 shares of stock, respectively, were purchased pursuant to this plan. The Purchase Plan terminates in 2006.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     In 1996, BGS adopted the 1995 Employee Stock Purchase Plan (the BGS ESPP). Under the BGS ESPP, shares of BGS common stock were reserved for purchase by qualified employees, at 85% of the appropriate market price. The BGS ESPP had a two-year term with 18,210 shares being offered for purchase in semi-annual offerings. The BGS ESPP provided that qualified employees may authorize payroll deductions from 1% to 10% of their base pay to purchase shares at the lower of the market price in effect on the day the offering starts or the day the offering terminates. If more than 18,210 shares qualified to be purchased in an offering, employees received shares on a pro rata basis. During fiscal 1998, BGS issued 24,077 shares pursuant to this plan. This plan was terminated in connection with BGS's merger with the Company. Shares previously acquired pursuant to the plan were converted to the Company's common shares.

     SFAS No. 123, "Accounting for Stock-Based Compensation," allows the Company to account for its employee stock-based compensation plans under APB Opinion No. 25 and the related interpretations. In accordance with APB Opinion No. 25, deferred compensation is recorded for stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based compensation granted. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company's stock on the date of grant, no compensation expense is recorded.

     For fiscal years ended March 31, 1998, 1999 and 2000, the Company recorded compensation expense of $1.5 million, $2.3 million and $2.7 million, respectively, for restricted stock grants. The weighted average grant date fair value per share of restricted stock grants was $52.86, $47.47 and $46.40 for fiscal 1998, 1999 and 2000, respectively. The Company was not required to record compensation expense for stock option grants and stock issued under the Purchase Plan during the same periods.

     Had the compensation cost for these plans been determined pursuant to the alternative method permitted under SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                                YEARS ENDED MARCH 31,
                                                               ------------------------
                                                                1998     1999     2000
                                                               ------   ------   ------
                                                                 (IN MILLIONS, EXCEPT
                                                                   PER SHARE DATA)
Net earnings:  As Reported..................................   $188.5   $362.6   $242.5
               Pro Forma....................................   $177.1   $332.0   $199.6
Basic EPS:     As Reported..................................   $ 0.82   $ 1.55   $ 1.01
               Pro Forma....................................   $ 0.77   $ 1.42   $ 0.83
Diluted EPS:   As Reported..................................   $ 0.77   $ 1.46   $ 0.96
               Pro Forma....................................   $ 0.72   $ 1.34   $ 0.81

     In computing the above pro forma amounts, the fair values of each option grant and each purchase right under the BGS ESPP and the Purchase Plan are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1998, 1999 and 2000, respectively: risk-free interest rate of 6%, 6% and 6.7%, expected life of 5 years for options and 6 months for purchase rights under the Purchase Plan, expected volatility of 40%, 40% and 50% and no expected dividend yields. The weighted average grant date fair value per share of options granted in fiscal 1998, 1999 and 2000 was $13.36, $21.45 and $23.56, respectively. The weighted average grant date fair value per share of purchase rights granted under the Purchase Plan in fiscal 1998, 1999 and 2000 was $6.97, $10.33 and $17.55, respectively.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     The Company's outstanding options as of March 31, 2000, are segregated into the following five categories in accordance with SFAS No. 123 (shares in millions):

                                              OUTSTANDING OPTIONS                   EXERCISABLE OPTIONS
                                  --------------------------------------------   -------------------------
                                                                  WEIGHTED
                                                                  AVERAGE
RANGE OF                                   WEIGHTED AVERAGE      REMAINING                WEIGHTED AVERAGE
EXERCISE PRICE                    SHARES    EXERCISE PRICE    CONTRACTUAL LIFE   SHARES    EXERCISE PRICE
--------------                    ------   ----------------   ----------------   ------   ----------------
$ 0.48 -  8.38..................   6.1           $ 6                  5           5.0           $ 6
$ 9.06 - 31.72..................   7.9           $25                  7           3.6           $23
$31.74 - 45.96..................   5.5           $42                  9           1.0           $42
$45.97 - 46.09..................   8.3           $46                 10            --           $46
$46.13 - 80.94..................   0.8           $54                  9           0.1           $49

(9) RETIREMENT PLANS

     The Company maintains a salary reduction profit sharing plan, or 401(k) plan, available to all domestic employees. The 401(k) plan is based on a calendar year end and allows employees to contribute up to 15% of their annual compensation with a maximum contribution of $9,500 in calendar year 1997, and $10,000 in calendar years 1998 and 1999. In each of the calendar years 1997, 1998 and 1999, the board of directors authorized contributions to the 401(k) plan that would match the employee's contribution up to a maximum of $5,000. The costs of these contributions to the Company amounted to $7.0 million, $9.8 million and $16.5 million for the fiscal years ended March 31, 1998, 1999 and 2000, respectively. The Company contributions vest to the employee in increments of 20% per year beginning with the third year of employment and ending with the seventh.

     In addition to the Company's 401(k) plan, the Company maintains a deferred compensation plan for certain employees. At March 31, 1999 and 2000, a total of approximately $16.9 million and $24.7 million, respectively, is included in long-term investment securities, with a corresponding aggregate amount included in accrued liabilities and unrealized gain (loss) on securities available for sale. Employees participating in this plan receive their respective balances based on predetermined payout schedules or upon termination or death.

(10) COMMITMENTS AND CONTINGENCIES

  Leases --

     The Company has several noncancelable operating leases for office space, computer equipment and software. Rent is recognized equally over the lease term. Total expenses incurred under these leases during the years ended March 31, 1998, 1999 and 2000, were approximately $23.8 million, $27.3 million and $38.5 million, respectively.

     Future minimum lease payments under noncancelable operating leases as of March 31, 2000 are:

                                                               YEARS
                                                              ENDING
                                                             MARCH 31,
                                                           -------------
                                                           (IN MILLIONS)
2001....................................................      $ 52.7
2002....................................................        46.0
2003....................................................        42.0
2004....................................................        35.1
2005....................................................        28.2
2006 and thereafter.....................................        70.8
                                                              ------
          Total minimum lease payments..................      $274.8
                                                              ======

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     The Company leases certain computer equipment under long-term capital leases. At March 31, 1999 and 2000, obligations under these capital leases were not significant.

  Litigation --

     On March 9, 1999, a class action complaint was filed against the Company and four senior executives alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act in connection with the Company's financial statement presentation following its acquisition of BGS in March 1998 in a pooling-of-interests transaction. Four similar actions were filed in the Southern District of Texas. All of the actions were subsequently consolidated in a single action. The lawsuits were filed following the announcement that the Company was restating its historical financial results to include BGS's results in the Company's financial statements as a condition to the Securities and Exchange Commission declaring effective the registration statement on Form S-4 relating to the Company's acquisition of Boole. The plaintiffs seek an unspecified amount of compensatory damages, interest and costs, including legal fees. The action is subject to the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). The Company denies the allegations of wrongdoing in connection with the matters set forth in the complaint and intends to vigorously defend the action. The Company has filed a motion to dismiss the complaint. An unfavorable judgment or settlement, however, could have a material adverse effect on the Company's financial position or results of operations. On June 15, 2000, a United States Magistrate Judge issued an Opinion and Recommendation recommending to the United States District Judge that the Company's motion to dismiss be granted and that the case be dismissed. On June 29, 2000, an Order was entered by the United States District Judge granting the Company's motion to dismiss and dismissing the complaint. The plaintiffs have the right to appeal this Order.

     On February 4, 2000, an action styled Dov Klein v. BMC Software, Inc., Richard P. Gardner, Stephen B. Solcher, Roy J. Wilson, Kevin M. Weiss, Kevin M. Klausmeyer, Max P. Watson Jr., William M. Austin, Wayne S. Morris, M. Brinkley Morse, Robert E. Beauchamp, and Theodore W. Van Duyn, No. 00-CV-359, was filed in the United States District Court for the Southern District of Texas, Houston Division. This is a purported class action filed on behalf of all purchasers of the Company's securities between July 29, 1999 and January 4, 2000. The plaintiff alleges that BMC and eleven current and former senior executives violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The plaintiff contends that BMC and the individual defendants artificially inflated the Company's stock price prior to the announcement of operating results for the third quarter of fiscal 2000 by extending unusual payment terms to purchasers of its products, failing to disclose softening demand and increasing competition for its products, and failing to disclose difficulties in managing its sales force. The plaintiff seeks unspecified compensatory damages, interest and costs, including legal fees. The action is subject to the PSLRA. On March 9, 2000, the court consolidated four similar actions, ordered that all subsequently filed similar actions be consolidated, and set out a briefing schedule. Under the briefing schedule, the defendants are not required to move, plead, or otherwise respond until 60 days after (1) the court appoints a lead plaintiff and lead counsel under the PSLRA and (2) an amended complaint is filed by the plaintiffs. On April 3, 2000, certain plaintiffs filed an application to be appointed lead plaintiff and lead counsel under the PSLRA. That motion was granted on June 13, 2000. The Company intends to deny the allegations in the consolidated complaint and defend the consolidated action vigorously. The Company anticipates that it will file a motion to dismiss the case. At this early stage of the litigation, it is not possible to estimate potential damages, but it appears that if liability were established, an unfavorable judgment or settlement could have a material adverse effect on the Company's financial position or results of operations.

     The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's financial position or results of operations.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     In October 1999, the Company settled all claims in a lawsuit styled BMC Software, Inc., plaintiff, vs. Peregrine/Bridge Transfer Corp., Skunkware, Inc., Neon Systems, Inc., Peregrine Systems, Inc., Wayne E. Fisher and John J. Moores, defendants, vs. BMC Software, Inc. and Max P. Watson, counter-defendants. The settlement comprised a $30 million payment by the Company to certain defendants and an $8.6 million payment to Neon Systems, Inc. under a software distribution agreement entered into in connection with the settlement. The $55.4 million charge for legal settlement in the consolidated statements of earnings and comprehensive income for fiscal 2000 includes the payments above and legal fees and other litigation expenses of $16.8 million.

(11) SEGMENT REPORTING

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. The Company operates in a single segment, distributing its enterprise systems management software products. Although the Company operates in a single segment, revenues are tracked by both geography and product categories based upon the predominant operating environments of enterprise computing: mainframe and distributed systems. The Company is not organized into business units along these product categories nor does it capture expenses on this basis. Revenue relating to product categories is as follows:

                                                             YEARS ENDED MARCH 31,
                                                          ----------------------------
                                                           1998      1999       2000
                                                          ------   --------   --------
                                                                 (IN MILLIONS)
REVENUES
Mainframe:
  License...............................................  $440.0   $  610.5   $  722.1
  Maintenance and services..............................   275.9      303.3      377.3
                                                          ------   --------   --------
          Total mainframe revenues......................   715.9      913.8    1,099.4
                                                          ------   --------   --------
Distributed systems:
  License...............................................   218.3      296.4      458.1
  Maintenance and services..............................    51.1       93.7      161.7
                                                          ------   --------   --------
          Total distributed systems revenues............   269.4      390.1      619.8
                                                          ------   --------   --------
          Total revenues................................  $985.3   $1,303.9   $1,719.2
                                                          ======   ========   ========

     Mainframe revenues relate to products which operate primarily on the IBM OS/390 mainframe operating system and databases. Distributed systems revenues relate to products which operate on Unix and MS Windows NT distributed systems operating systems and Oracle, Informix, Sybase and SQL distributed systems databases.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     The table below summarizes selected financial information with respect to the Company's operations by geographic region.

                                                             YEARS ENDED MARCH 31,
                                                         ------------------------------
                                                           1998       1999       2000
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Revenues:
  North America........................................  $  591.4   $  792.9   $1,104.5
  Europe, Middle East and Africa.......................     329.7      427.0      478.0
  Asia Pacific and Other...............................      64.2       84.0      136.7
                                                         --------   --------   --------
          Consolidated.................................  $  985.3   $1,303.9   $1,719.2
                                                         ========   ========   ========
Total Assets:
  North America........................................  $1,099.8   $1,655.1   $2,237.1
  Europe, Middle East and Africa.......................     220.3      592.4      658.4
  Asia Pacific and Other...............................     178.0       35.2       66.6
                                                         --------   --------   --------
          Consolidated.................................  $1,498.1   $2,282.7   $2,962.1
                                                         ========   ========   ========

     Revenues from external customers and long-lived assets (excluding financial instruments and deferred tax assets) attributed to the United States, the Company's country of domicile, and all other countries are as follows.

                                                             YEARS ENDED MARCH 31,
                                                          ----------------------------
                                                           1998      1999       2000
                                                          ------   --------   --------
                                                                 (IN MILLIONS)
Revenues:
  United States.........................................  $576.3   $  761.8   $1,085.9
  International.........................................   409.0      542.1      633.3
                                                          ------   --------   --------
                                                          $985.3   $1,303.9   $1,719.2
                                                          ======   ========   ========
Long-lived Assets:
  United States.........................................           $  409.5   $  945.4
  International.........................................               27.2       55.9
                                                                   --------   --------
                                                                   $  436.7   $1,001.3
                                                                   ========   ========

(12) MERGER RELATED COSTS

     Pursuant to the close of BMC's merger with Boole in March 1999, BMC's management approved a formal plan of restructuring (the Plan) which included steps to be taken to fully integrate the operations of the two companies, consolidate duplicate facilities, and eliminate redundant positions to achieve reductions in overhead expenses in future periods. In connection with the merger and the Plan, at March 31, 1999 the Company accrued approximately $38.3 million in merger related costs. This accrual included direct transaction costs, such as investment banking, legal and accounting fees and approximately $5 million for settlement of a suit brought against Boole for allegedly breaching a standstill and exclusive negotiating agreement with Platinum Technology International, Inc. The remainder of the accrual represented management's best estimate, based on available information as of March 31, 1999, of identifiable and quantifiable charges that the Company would incur as a result of the actions to be taken under the Plan. The accrued restructuring charges at March 31, 1999 included estimates of involuntary termination benefits for 50 domestic employees and 30 international employees, located primarily in Europe, including the executive management of Boole and various redundant administrative and support personnel. The accrual also included charges

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
for incremental costs to exit certain office lease arrangements, for idle facilities and for asset writedowns of office furniture and fixtures and computer hardware. During fiscal 2000, the Company made certain revisions to the Plan including the following: the termination of approximately 240 additional employees, primarily in the United States and Europe; the accrual of other termination benefits which were contingent upon certain performance criteria; revisions to the original exit strategy for certain operating leases for office space in the United States and Europe; and the accrual for termination costs for certain operating leases for computer hardware and equipment. Additionally, in conjunction with the New Dimension acquisition in fiscal 2000, the Company accrued $0.4 million for estimated costs to terminate certain operating leases for duplicate office space. The activity in the accrual for merger related costs for the year ended March 31, 2000, was as follows:

                                                                      PAID OUT OR
                                         BALANCE AT   REVISION OF   CHARGED AGAINST   BALANCE AT
                                         MARCH 31,        THE         THE RELATED     MARCH 31,
                                            1999        ACCRUAL         ASSETS           2000
                                         ----------   -----------   ---------------   ----------
                                                              (IN MILLIONS)
Direct transaction costs...............    $20.6         $ 2.5          $(23.1)          $ --
Facility costs and write-down of fixed
  assets to be disposed of.............     10.2          (1.5)           (5.3)           3.4
Employee termination benefits..........      7.0          10.5           (14.3)           3.2
Other merger related costs.............      0.5           2.6            (3.1)            --
                                           -----         -----          ------           ----
          Total accrual................    $38.3         $14.1          $(45.8)          $6.6
                                           =====         =====          ======           ====

     The restructuring plan was substantially complete as of March 31, 2000. The remaining accruals primarily relate to severance and lease payments to be made in future periods.

(13) SUBSEQUENT EVENTS (UNAUDITED)

     In April 2000, the Company acquired all of the outstanding shares of Evity in a transaction accounted for as a purchase. The aggregate purchase price approximated $67 million, including transaction costs, which will be allocated primarily to goodwill, acquired technology and intangibles. The transaction included the issuance of 1.6 million shares of the Company's common stock and
0.4 million stock options issued in replacement of Evity stock options, and payment of $10.0 million in cash. Of the common stock issued, 0.6 million shares represent compensation for future services.

     In May 2000, the Company entered a definitive merger agreement to acquire all of the ordinary shares of OptiSystems Solutions, Ltd. for cash of $10 per share. The transaction is expected to close in August 2000, subject to OptiSystems shareholder approval, regulatory approval in Israel and other customary closing conditions.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of BMC Software, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated April 28, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This Schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This Schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
April 28, 2000

                                                                     SCHEDULE II

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                               VALUATION ACCOUNT
                   YEARS ENDED MARCH 31, 1998, 1999 AND 2000
                                 (IN MILLIONS)

                                                                               ADJUSTMENT TO
                            BALANCE AT     CHARGED     CHARGED                CONFORM FISCAL
                            BEGINNING    (CREDIT) TO   TO OTHER                 YEAR END OF     BALANCE AT
        DESCRIPTION          OF YEAR      EXPENSES     ACCOUNTS   DEDUCTION   BOOLE & BABBAGE   END OF YEAR
        -----------         ----------   -----------   --------   ---------   ---------------   -----------
  1998
    Allowance for
       doubtful
       accounts..........
                              $15.0         $1.5           --      $ (0.4)           --            $16.1
  1999
    Allowance for
       doubtful
       accounts..........
                               16.1          5.1           --        (0.9)         (0.1)            20.2
  2000
    Allowance for
       doubtful
       accounts..........
                               20.2         21.7           --       (10.4)           --             31.5

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2000.

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----

                /s/ MAX P. WATSON JR                     Chairman of the Board,          June 28, 2000
-----------------------------------------------------      President and Chief
                  Max P. Watson Jr.                        Executive Officer
                                                           (Principal Executive
                                                           Officer)

                /s/ WILLIAM M. AUSTIN                    Senior Vice President and       June 28, 2000
-----------------------------------------------------      Chief Financial Officer
                  William M. Austin

                   /s/ JOHN W. COX                       Vice President, Controller      June 28, 2000
-----------------------------------------------------      (Chief Accounting Officer)
                     John W. Cox

                 /s/ JOHN W. BARTER                      Director                        June 28, 2000
-----------------------------------------------------
                   John W. Barter

                 /s/ B. GARLAND CUPP                     Director                        June 28, 2000
-----------------------------------------------------
                   B. Garland Cupp

                /s/ MELDON K. GAFNER                     Director                        June 28, 2000
-----------------------------------------------------
                  Meldon K. Gafner

                   /s/ L. W. GRAY                        Director                        June 28, 2000
-----------------------------------------------------
                     L. W. Gray

                /s/ GEORGE F. RAYMOND                    Director                        June 28, 2000
-----------------------------------------------------
                  George F. Raymond

                 /s/ TOM C. TINSLEY                      Director                        June 28, 2000
-----------------------------------------------------
                   Tom C. Tinsley

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Certificate of Incorporation of the Company;
                            incorporated by reference to Exhibit 3.1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-22892) (the "S-1 Registration Statement").
          3.2            -- Certificate of Amendment of Restated Certificate of
                            Incorporation; incorporated by reference to Exhibit 3.2
                            to the Company's Annual Report for the fiscal year ended
                            March 31, 1997 (the "1997 10-K").
          3.3            -- Bylaws of the Company; incorporated by reference to
                            Exhibit 3.2 to the S-1 Registration Statement.
          4.1            -- Specimen Stock Certificate for the Common Stock of the
                            Company; incorporated by reference to Exhibit 4.1 to the
                            S-1 Registration Statement.
          4.2            -- Rights Agreement, dated as of May 8, 1995, between the
                            Company and The First National Bank of Boston, as Rights
                            Agent (the "Rights Agreement"), specifying the terms of
                            the Rights, which includes the form of Certificate of
                            Designation of Series A Junior Participating Preferred
                            Stock as Exhibit A, the form of Right Certificate as
                            Exhibit B and the form of the Summary of Rights as
                            Exhibit C (incorporated by reference to Exhibit 1 to the
                            registrant's Registration Statement on Form 8-A dated May
                            10, 1995).
          4.3            -- Amendment to the Rights Agreement; incorporated by
                            reference to Exhibit 4.3 to the 1997 10-K.
         10.1(a)         -- Form of BMC Software, Inc. 1994 Employee Incentive Plan;
                            incorporated by reference to Exhibit 10.7(a) to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended March 31, 1995 (the "1995 10-K").
         10.1(b)         -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Employee Incentive Plan; incorporated
                            by reference to Exhibit 10.7(b) to the 1995 10-K.
         10.2(a)         -- Form of BMC Software, Inc. 1994 Non-employee Directors'
                            Stock Option Plan; incorporated by reference to Exhibit
                            10.8(a) to the 1995 10-K.
         10.2(b)         -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Non-employee Directors' Stock Option
                            Plan; incorporated by reference to Exhibit 10.8(b) to the
                            1995 10-K.
         10.3            -- Description of BMC Software, Inc. Executive Officer
                            Annual Incentive Plan; incorporated by reference to
                            Exhibit 10.6 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended March 31, 1994.
         10.4            -- Form of Stock Option Agreement employed under BMC
                            Software, Inc. 1994 Employee Incentive Plan for certain
                            executive officers.
         10.5            -- Form of Restricted Stock Agreement employed under BMC
                            Software Inc. 1994 Employee Incentive Plan for certain
                            executive officers.
         10.6            -- Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by
                            reference to Exhibit 10.11 to the 1995 10-K.
         10.7            -- Credit Agreement dated April 13, 1999 among the Company and various financial institutions; incorporated by
                            reference to Exhibit 99.1 to the Company's Current Report
                            on Form 8-K dated April 28, 1999.
         10.8(a)         -- BMC Software, Inc. 1994 Deferred Compensation Plan;
                            incorporated by reference to Exhibit 4.1 to the Company's
                            Current Report on Form 8-K dated April 2, 1999.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.8(b)         -- First Amendment to BMC Software, Inc. 1994 Deferred
                            Compensation Plan; incorporated by reference to Exhibit
                            4.2 to the Company's Current Report on Form 8-K dated
                            April 2, 1999.
         10.8(c)         -- Form of BMC Software, Inc. 1994 Deferred Compensation
                            Plan Trust Agreement; incorporated by reference to
                            Exhibit 4.3 to the Company's Current Report on Form 8-K
                            dated April 2, 1999.
        *21.1            -- Subsidiaries of the Company.
        *23.1            -- Consent of Arthur Andersen LLP.
        *23.2            -- Consent of Ernst & Young LLP.
        *27              -- Financial Data Schedule.

---------------

* Filed herewith.