Form 10-Q
period 2000-06-30
BMC SOFTWARE INC
filed 2000-08-14
CIK 835729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-17136

                               BMC SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                          74-2126120
         (State or other jurisdiction of             (IRS Employer
          incorporation or organization)          Identification No.)

                BMC SOFTWARE, INC.
             2101 CITYWEST BOULEVARD
                  HOUSTON, TEXAS                       77042-2827
     (Address of principal executive officer)          (Zip Code)

        Registrant's telephone number including area code: (713) 918-8800

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of August 9, 2000, there were outstanding 246,819,288 shares of Common Stock, par value $.01, of the registrant.

================================================================================

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2000


                                      INDEX


                                                                                                  PAGE
                                                                                                  ----
PART I. FINANCIAL INFORMATION

  Item 1.       Financial Statements

                   Condensed Consolidated Balance Sheets as of March 31, 2000 and
                     June 30, 2000 (Unaudited)...............................................      3
                   Condensed Consolidated Statements of Earnings and Comprehensive
                     Income for the three months ended June 30, 1999 and 2000 (Unaudited)....      4
                   Condensed Consolidated Statements of Cash Flows for the three
                     months ended June 30, 1999 and 2000 (Unaudited).........................      5
                   Notes to Condensed Consolidated Financial Statements (Unaudited)..........      6

  Item 2.       Management's Discussion and Analysis of Results of Operations and
                   Financial Condition.......................................................     10

  Item 3.       Quantitative and Qualitative Disclosures about Market Risk...................     21

  PART II. OTHER INFORMATION

  Item 1.       Legal Proceedings............................................................     22

  Item 6.       Exhibits and Reports on Form 8-K.............................................     23

                Signatures...................................................................     24

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                             MARCH 31,            JUNE 30,
                                                                                               2000                 2000
                                                                                            ----------           ----------
                                                                                                                (UNAUDITED)
                                      ASSETS
          Current assets:
            Cash and cash equivalents ..........................................            $    152.4           $    139.7
            Investment securities ..............................................                 102.8                112.7
            Trade accounts receivable, net .....................................                 374.1                243.4
            Trade finance receivables, current .................................                 158.1                170.8
            Other current assets ...............................................                 108.8                 95.1
                                                                                            ----------           ----------
                   Total current assets ........................................                 896.2                761.7
          Property and equipment, net ..........................................                 337.5                371.0
          Software development costs and related assets, net ...................                 193.4                200.6
          Investment securities ................................................                 820.3                890.6
          Long-term finance receivables ........................................                 222.6                181.2
          Acquired technology, net .............................................                 109.7                103.3
          Goodwill and other intangibles, net ..................................                 329.1                356.2
          Other long-term assets ...............................................                  53.3                 61.4
                                                                                            ----------           ----------
                                                                                            $  2,962.1           $  2,926.0
                                                                                            ==========           ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Trade accounts payable .............................................            $     29.3           $     32.9
            Accrued liabilities and other ......................................                 185.0                136.5
            Short-term borrowings ..............................................                 263.0                160.0
            Current portion of deferred revenue ................................                 406.6                427.4
                                                                                            ----------           ----------
                   Total current liabilities ...................................                 883.9                756.8
          Deferred revenue and other ...........................................                 297.3                330.0
                                                                                            ----------           ----------
                   Total liabilities ...........................................               1,181.2              1,086.8
          Commitments and contingencies
          Stockholders' equity:
            Preferred stock ....................................................                  --                   --
            Common stock .......................................................                   2.4                  2.5
            Additional paid-in capital .........................................                 401.1                502.9
            Retained earnings ..................................................               1,385.6              1,395.6
            Accumulated other comprehensive income (loss) ......................                  (3.4)               (12.9)
                                                                                            ----------           ----------
                                                                                               1,785.7              1,888.1
            Less treasury stock, at cost .......................................                  --                   (8.4)
            Less unearned portion of restricted stock compensation .............                  (4.8)               (40.5)
                                                                                            ----------           ----------
                   Total stockholders' equity ..................................               1,780.9              1,839.2
                                                                                            ----------           ----------
                                                                                            $  2,962.1           $  2,926.0
                                                                                            ==========           ==========

              See the accompanying notes to condensed consolidated
                             financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                      ------------------------
                                                                                         1999           2000
                                                                                      ---------      ---------
          Revenues:
            License ...........................................................       $   279.8      $   229.7
            Maintenance .......................................................           112.0          125.7
            Professional services .............................................             8.9           17.3
                                                                                      ---------      ---------
                    Total revenues ............................................           400.7          372.7
                                                                                      ---------      ---------
            Selling and marketing expenses ....................................           127.0          152.2
            Research and development expenses .................................            57.5           57.5
            Cost of maintenance services and product licenses .................            37.2           49.1
            Cost of professional services .....................................            13.4           20.6
            General and administrative expenses ...............................            34.3           38.3
            Acquired research and development .................................            80.8           11.7
            Amortization of goodwill, acquired technology and intangibles .....            30.3           39.6
            Merger-related costs and compensation charges .....................            12.5            2.1
                                                                                      ---------      ---------
                    Total operating expenses ..................................           393.0          371.1
                                                                                      ---------      ---------
                    Operating income ..........................................             7.7            1.6
          Interest expense ....................................................            (6.1)          (2.1)
          Interest and other income, net ......................................            17.0           14.5
                                                                                      ---------      ---------
                    Other income, net .........................................            10.9           12.4
                                                                                      ---------      ---------
                    Earnings before income taxes ..............................            18.6           14.0
          Income taxes ........................................................             2.2            4.0
                                                                                      ---------      ---------
                    Net earnings ..............................................       $    16.4      $    10.0
                                                                                      =========      =========
          Basic earnings per share ............................................       $    0.07      $    0.04
                                                                                      =========      =========
          Diluted earnings per share ..........................................       $    0.07      $    0.04
                                                                                      =========      =========
          Shares used in computing basic earnings per share ...................           237.6          245.5
                                                                                      =========      =========
          Shares used in computing diluted earnings per share .................           249.8          254.4
                                                                                      =========      =========
          Comprehensive Income:
            Net earnings ......................................................       $    16.4      $    10.0
            Foreign currency translation adjustment, net of taxes of
               $0.7 and $-- ...................................................            (2.1)          (5.6)
            Unrealized gain (loss) on securities available for sale:
               Unrealized gain (loss), net of taxes of $2.5 and ($0.5) ........             7.0           (1.0)
               Realized (gain) included in net earnings, net of taxes of
                  $0.2 and $-- ................................................            (0.6)            --
                                                                                      ---------      ---------
                    Net unrealized gain (loss) on securities available for sale             6.4           (1.0)
            Unrealized gain on derivative instruments:
               Unrealized gain, net of taxes of $0.7 and $-- ..................             2.0            0.1
               Realized (gain) included in net earnings, net of taxes of
                  $-- and $1.6 ................................................              --           (3.0)
                                                                                      ---------      ---------
                    Net unrealized gain on derivative instruments .............             2.0           (2.9)
                                                                                      ---------      ---------
                    Comprehensive income ......................................       $    22.7      $     0.5
                                                                                      =========      =========

              See the accompanying notes to condensed consolidated
                             financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                               --------------------
                                                                                1999          2000
                                                                               ------        ------
       Cash flows from operating activities:
         Net earnings ..................................................       $ 16.4        $ 10.0
         Adjustments to reconcile net earnings to net cash provided by operating activities:
            Acquired research and development and merger-related
              costs and compensation charges ...........................         81.9          13.8
            Depreciation and amortization ..............................         44.4          64.1
            Earned portion of restricted stock compensation ............          0.7           2.0
            Net change in receivables, payables, deferred revenue and
             other components of working capital .......................        (96.7)        138.7
                                                                               ------        ------
                 Net cash provided by operating activities .............         46.7         228.6
                                                                               ------        ------
       Cash flows from investing activities:
         Cash paid for technology acquisitions and other investments,
           net of cash acquired ........................................       (635.5)        (17.3)
         Purchases of property and equipment ...........................        (21.3)        (47.0)
         Capitalization of software development costs and related assets        (16.8)        (19.0)
         Purchases of investment securities ............................        (21.2)       (111.7)
         Maturities of investment securities ...........................         45.4          30.5
         Decrease in long-term finance receivables .....................         74.3          41.4
                                                                               ------        ------
                 Net cash used in investing activities .................       (575.1)       (123.1)
                                                                               ------        ------
       Cash flows from financing activities:
         Proceeds from borrowings ......................................        498.8            --
         Payments on borrowings ........................................        (15.0)       (103.0)
         Stock options exercised and other .............................         12.7          10.5
         Treasury stock acquired .......................................           --         (20.1)
                                                                               ------        ------
                 Net cash provided by (used in) financing activities ...        496.5        (112.6)
                                                                               ------        ------
       Effect of exchange rate changes on cash .........................         (2.9)         (5.6)
                                                                               ------        ------
       Net change in cash and cash equivalents .........................        (34.8)        (12.7)
       Cash and cash equivalents, beginning of period ..................        347.9         152.4
                                                                               ------        ------
       Cash and cash equivalents, end of period ........................       $313.1        $139.7
                                                                               ======        ======
       Supplemental disclosure of cash flow information:
         Cash paid for interest, net of amounts capitalized ............       $  2.3        $  1.5
         Cash paid for income taxes ....................................       $ 24.7        $  9.6
         Common stock and options issued and liabilities assumed
            in acquisitions ............................................       $   --        $ 55.3

              See the accompanying notes to condensed consolidated
                             financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of BMC Software, Inc. and its wholly owned subsidiaries (collectively, the Company or BMC). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to provide comparability among the periods presented.

    The accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2000, as filed with the Securities and Exchange Commission on Form 10-K.

    The Company acquired New Dimension Software, Ltd. (New Dimension) effective April 14, 1999, and Evity, Inc. (Evity) effective April 25, 2000, in purchase transactions. As such, their results have been included in the Company's fiscal 2000 and 2001 financial results from their respective acquisition dates.

(2) EARNINGS PER SHARE

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three months ended June 30, 1999 and 2000, options to purchase 4.6 million and 12.1 million shares, respectively, have been excluded from the calculation of EPS as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months ended June 30, 1999 and 2000:

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                       ------------------
                                                                        1999         2000
                                                                       -----        -----
                                                                          (IN MILLIONS,
                                                                     EXCEPT PER SHARE DATA)
       Basic earnings per share:
         Net earnings.........................................         $16.4        $10.0
                                                                       -----        -----
         Weighted average number of common shares.............         237.6        245.5
                                                                       -----        -----
         Basic earnings per share.............................         $0.07        $0.04
                                                                       =====        =====
       Diluted earnings per share:
         Net earnings.........................................         $16.4        $10.0
                                                                       -----        -----
         Weighted average number of common shares.............         237.6        245.5
         Incremental shares from assumed conversions of stock
            options and other.................................          12.2          8.9
                                                                       -----        -----
         Adjusted weighted average number of common shares....         249.8        254.4
                                                                       -----        -----
         Diluted earnings per share...........................         $0.07        $0.04
                                                                       =====        =====

(3) TECHNOLOGY ACQUISITIONS

    On April 25, 2000, the Company acquired all of the outstanding shares of Evity in a transaction accounted for as a purchase. The aggregate purchase price totaled $67.3 million, including cash consideration of $10.0 million, 1.0 million shares of common stock, 0.4 million common stock options and transaction costs, and was allocated as follows: $2.5 million to acquired technology, $57.8 million to goodwill and other intangibles and $7.0 million (10% of the purchase price) to purchased in-process research and development (IPR&D). Net tangible assets acquired were insignificant. All intangible assets are being amortized on a straight-line basis over three years, which represents the estimated future periods to be benefited.

    The amount allocated to purchased IPR&D was charged to expense in the quarter ended June 30, 2000, and represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which at the acquisition date, had not yet reached technological feasibility. The cash flow estimates for revenues, for both completed and in-process technologies, were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Estimated operating expenses included cost of goods sold, selling and marketing expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. The rates utilized to discount the estimated cash flows were 30% for in-process technologies and 20% for developed technologies and were based primarily on estimated cost of capital calculations.

    The following unaudited pro forma consolidated results of operations for the three months ended June 30, 1999 and 2000, are as if the acquisition of Evity had occurred at the beginning of each period presented. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma net earnings exclude the effect of the $7.0 million write-off of IPR&D associated with the acquisition, in accordance with generally accepted accounting principles.


                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                       ---------------------
                                                         1999         2000
                                                       --------     --------
                                                       (IN MILLIONS, EXCEPT
                                                           PER SHARE DATA)
        Revenues...............................        $  400.7     $  372.7
        Net earnings...........................        $    8.2     $   14.2
        Basic EPS..............................        $   0.03     $   0.06
        Diluted EPS............................        $   0.03     $   0.06


    In connection with the Evity acquisition, 0.6 million restricted shares of common stock were issued to certain employee shareholders of Evity. These shares vest monthly over a two-year period based on continued employment with the Company. The $25.1 million fair value of these shares was recorded as unearned restricted stock compensation within stockholders' equity at the acquisition date, and is being charged to expense as merger-related costs and compensation charges over the service period.

    During fiscal 1999, the Company entered into a technology agreement with Envive Corporation and allocated $6.4 million of the committed transaction costs to software assets, prepaid royalties and interest. During the first quarter of fiscal 2001, this agreement was terminated and the remaining assets, totaling $4.7 million, were charged to expense. This expense is included as an acquired research and development charge in the accompanying statement of earnings and comprehensive income for the three months ended June 30, 2000.

(4) SEGMENT REPORTING

    The Company operates primarily in one segment, distributing its enterprise systems management software products. The Company also provides consulting and education services related to these software products. During the first quarter of fiscal 2001, management began reviewing the results and assessing the performance of the professional services operations as a separate segment within the Company. The following table reflects the results of the software and professional services segments for the three months ended June 30, 1999 and 2000. Performance is measured based on operating margins, which reflect only the direct controllable expenses of the segment and do not include allocation of general and administrative expenses, amortization of goodwill, acquired technology and intangibles, one-time charges, other income, net, and income taxes. Total assets of the professional services segment are not significant.

                                                                    THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                    --------------------
                                                                       1999        2000
                                                                    --------    --------
                                                                       (IN MILLIONS)
        Software:
          License and maintenance revenues....................      $  391.8    $  355.4
          Operating expenses..................................         221.7       258.8
                                                                    --------    --------
                  Operating margin............................         170.1        96.6
                                                                    --------    --------
        Professional services:
          Revenues............................................           8.9        17.3
          Operating expenses..................................          13.4        20.6
                                                                    --------    --------
                  Operating loss..............................          (4.5)       (3.3)
                                                                    --------    --------
        General and administrative expenses...................          34.3        38.3
        Acquired research and development.....................          80.8        11.7
        Amortization of goodwill, acquired technology and
        intangibles...........................................          30.3        39.6
        Merger-related costs and compensation charges.........          12.5         2.1
        Other income, net.....................................          10.9        12.4
                                                                    --------    --------
        Consolidated earnings before income taxes.............      $   18.6    $   14.0
                                                                    ========    ========

    Revenues are tracked by both geography and product categories based upon the predominant operating environments of enterprise computing: mainframe and distributed systems. The Company is not organized into business units along these product categories nor does it capture expenses on this basis. Revenues relating to product categories are as follows:

                                                                    THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                    --------------------
                                                                      1999        2000
                                                                    --------    --------
                                                                       (IN MILLIONS)
        REVENUES
        Mainframe:
          License...........................................        $  190.9    $  143.4
          Maintenance.......................................            86.3        88.8
                                                                    --------    --------
                  Total mainframe revenues..................           277.2       232.2
        Distributed systems:
          License...........................................            88.9        86.3
          Maintenance.......................................            25.7        36.9
                                                                    --------    --------
                  Total distributed systems revenues........           114.6       123.2
                                                                    --------    --------
                  Total license and maintenance revenues....        $  391.8    $  355.4
                                                                    ========    ========

    Mainframe revenues relate to products which operate primarily within the IBM OS/390 mainframe operating system environment. Distributed systems revenues relate to all non-mainframe products, which operate primarily within the Unix, MS Windows 2000 and other distributed systems environments. Also classified as distributed systems products are cross-platform products that operate in both environments.

    The table below summarizes revenues by geographic region.

                                                                     THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                       1999        2000
                                                                     --------    --------
                                                                        (IN MILLIONS)
         REVENUES
           North America.....................................        $  276.8    $  245.4
           Europe, Middle East and Africa....................            98.7        97.5
           Asia Pacific and Other............................            25.2        29.8
                                                                     --------    --------
                   Total revenues............................        $  400.7    $  372.7
                                                                     ========    ========

(5) MERGER-RELATED COSTS

    During the quarter ended June 30, 2000, the Company paid $0.5 million of facility and termination costs under its plan of restructuring initiated in March 1999 in connection with the merger with Boole & Babbage, Inc. (Boole). An accrual of $6.1 million remains at June 30, 2000, for such payments to be made in future periods.

(6)      SUBSEQUENT EVENTS

    In May 2000, the Company entered a definitive merger agreement to acquire all of the ordinary shares of OptiSystems Solutions, Ltd. for cash of $10 per share. This transaction closed on August 4, 2000, for total consideration of approximately $70 million, including amounts paid for outstanding stock options and warrants.

    On August 9, 2000, the Company granted 9.7 million common stock options to employees. The exercise price of these options was equal to the fair market value of the Company's common stock on that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This section of the Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled "Certain Risks and Uncertainties That Could Affect Future Operating Results." It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition contained in our Form 10-K for fiscal 2000.

A. RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Earnings and Comprehensive Income bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                                                    PERCENTAGE OF
                                                                    TOTAL REVENUES
                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                                  ----------------
                                                                   1999       2000
                                                                  -----      -----
   Revenues:
     License..............................................         69.8%      61.6%
     Maintenance..........................................         28.0       33.7
     Professional services................................          2.2        4.7
                                                                  -----      -----
         Total revenues...................................        100.0      100.0
   Selling and marketing expenses.........................         31.7       40.8
   Research and development expenses......................         14.3       15.4
   Cost of maintenance services and product licenses......          9.3       13.3
   Cost of professional services..........................          3.4        5.5
   General and administrative expenses....................          8.6       10.3
   Acquired research and development......................         20.2        3.1
   Amortization of goodwill, acquired technology and
   intangibles............................................          7.5       10.6
   Merger-related costs and compensation charges..........          3.1        0.6
                                                                  -----      -----
        Operating income..................................          1.9        0.4
   Interest expense.......................................         (1.5)      (0.6)
   Interest and other income, net.........................          4.3        3.9
                                                                  -----      -----
        Other income, net.................................          2.8        3.3
        Earnings before income taxes......................          4.7        3.7
   Income taxes...........................................          0.6        1.0
                                                                  -----      -----
        Net earnings......................................          4.1%       2.7%
                                                                  =====      =====

REVENUES

                                            THREE MONTHS ENDED
                                                JUNE 30,
                                          --------------------
                                            1999        2000     CHANGE
                                          --------   ---------  -------
                                              (IN MILLIONS)
    License:
       North America..................    $  202.4    $  156.6   (22.6)%
       International..................        77.4        73.1    (5.6)%
                                          --------    --------
             Total license revenues...       279.8       229.7   (17.9)%
    Maintenance:
       North America..................        68.5        78.7    14.9%
       International..................        43.5        47.0     8.0%
                                          --------    --------
            Total maintenance revenues       112.0       125.7    12.2%
    Professional Services:
       North America..................         5.9        10.1    71.2%
       International..................         3.0         7.2   140.0%
                                          --------    --------
            Total professional services        8.9        17.3    94.4%
                                          --------    --------
             Total revenues...........    $  400.7    $  372.7    (7.0)%
                                          ========    ========

    Product Line Revenues

    At June 30, 2000, we marketed over 450 software products designed to improve the availability, performance and recoverability of enterprise applications, databases and other information technology ("IT") systems components operating in mainframe, distributed computing and Internet environments. Our mainframe products accounted for 69% and 62% of total revenues in the quarters ended June 30, 1999 and 2000, respectively. Total revenues from mainframe products for the three-months ended June 30, 2000 declined 16% as compared to the comparable prior year period. In general, the revenues from these products are driven largely by the growth in customers' processing capacity. The decline in the first quarter of fiscal 2001 resulted primarily from a decrease in enterprise license transactions during that period and a reduction in license upgrade fees as discussed below. Unforeseen demand weakness was experienced across the board in the June quarter by independent software vendors with mainframe product portfolios. We believe that this indicates that external market factors contributed significantly to this weakness. While it is impossible to assign weights to any individual factor, market factors that may have contributed to this weakness and the resultant negative effect on license revenues experienced by us and our competitors included uncertainties associated with the future roll-out of IBM's G7 mainframe product family and continued customer absorption of MIPS capacity purchased in association with Year 2000 compliance programs.
We believe that various internal factors may have also contributed to the decrease in enterprise license transactions, including unforeseen transitional challenges experienced by our sales force associated with territory re-assignments and new account teams for the new fiscal year.

    The high performance utilities and administrative tools for IBM's IMS and DB2 database management systems comprise the largest portion of our mainframe-based revenues and total revenues. Our tools and utilities for IMS and DB2 databases collectively contributed 45% and 39% of total revenues for the three months ended June 30, 1999 and 2000, respectively, and 47% and 41% of license revenues for the same periods. Total revenues and license revenues from these product lines combined decreased 19% and 28%, respectively, in the first quarter of fiscal 2001 compared to the comparable prior year period. The balance of our mainframe products contributed 24% and 23% of total revenues and 21% of license revenues for the three months ended June 30, 1999 and 2000, respectively. Total revenues and license revenues for these other mainframe products declined 12% and 19%, respectively, in the first quarter of fiscal 2001.

    For the first quarter of fiscal 2001, our principal distributed systems management product lines were the PATROL application and data management suite, the PATROL for Performance Management products, the PATROL for Prediction and Capacity Management products, the PATROL Enterprise Manager products, the INCONTROL Control-M job scheduling, Control-D output management and Control-SA security administration products, the PATROL DB database administration products, and a management suite for IBM's MQSeries middleware technology. Late in the first quarter of fiscal 2001, we introduced PATROL 2000, the first major integration of the PATROL, BEST/1 and COMMAND/POST products into a comprehensive solution for distributed systems. In total, the distributed systems product lines contributed 29% and 33% of total revenues for the quarters ended June 30, 1999 and 2000, respectively, and 32% and 38% of license revenues for the same periods. Total distributed systems revenues grew 8% and license revenues from distributed systems declined 3% in the first quarter of fiscal 2001. In addition to the various external and internal factors that we believe may have affected our mainframe license revenues, our distributed systems license revenues may have been negatively affected because many of our mainframe customers are also customers of our distributed systems products and sometimes purchase distributed systems products together with mainframe products in enterprise solutions. The revenues from our distributed systems product offerings also depend upon the continued market acceptance of our existing products and our ability to successfully develop and deliver additional products for the distributed systems environment. Despite the license revenue decrease in the first quarter of fiscal 2001, overall we have experienced rapid growth in our distributed systems product lines since their introduction in late fiscal 1994. The distributed systems market is highly competitive and dynamic and there can be no assurance that this growth will resume.

    Product License Revenues

    Our product license revenues consist of product license fees and license upgrade fees. Product license fees are all fees associated with a customer's licensing of a given software product for the first time. License upgrade fees are all fees associated with a customer's purchase of the right to run a previously licensed product on a larger computer or additional computers. License upgrade fees are primarily generated by our mainframe products and include fees associated with both current and future additional processing capacity.

    Our North American operations generated 72% and 68% of license revenues in the three months ended June 30, 1999 and 2000, respectively. Decreased mainframe license revenues were the largest contributor to the 23% decline in North American license revenues in the first quarter of fiscal 2001, primarily related to a decrease in capacity-based license upgrade fees. International license revenues represented 28% and 32% of total license revenues for the quarters ended June 30, 1999 and 2000, respectively. International license revenue declined 6% from the first quarter of fiscal 2000 principally due to decreased license upgrade fees associated with mainframe products, which offset a 16% increase in product license fees generated from initial licenses.

    The sustainability and growth of our mainframe-based license revenues are dependent upon capacity-based license upgrade fees, particularly within our largest customer accounts. During the quarters ended June 30, 1999 and 2000, mainframe license upgrade fees (for current and future processing capacity) accounted for 34% and 25% of our total revenues. Most of our largest mainframe customers have entered into enterprise license agreements allowing them to install our products on any number of CPUs, subject to a maximum limit on the aggregate processing power of the CPUs as measured in millions of instructions per second (MIPS). Additional license upgrade fees are due if the MIPS limit is exceeded. Substantially all of these transactions include license upgrade fees associated with additional processing capacity beyond the customers' current usage levels, and some include product license fees for additional products. In our typical enterprise license transactions, the fees associated with future additional mainframe processing capacity comprise from one-half to substantially all of the license fees received in these transactions. Prior to fiscal 2000, we experienced several years of increasing demand from our mainframe customers for the right to run our products on increased future mainframe processing capacity. This led to larger single transactions with higher per MIPS discounts. Growth in mainframe capacity-based license upgrade fees slowed in fiscal 2000 and such fees actually declined in the first quarter of fiscal 2001. Because we expect that we will continue to be dependent upon these capacity-related license upgrade fees, continued slowing of this demand would adversely impact our mainframe license revenues and operating results. See the discussion below under the heading "Certain Risks and Uncertainties that Could Affect Future Operating Results."

    Maintenance and Support Revenues

    Maintenance and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance and support enrollment entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems and applications. These fees are generally charged annually and equal 15% to 20% of the discounted price of the product. In addition, customers are entitled to reduced maintenance percentages for prepayment of annual maintenance fees. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement.

    Maintenance revenues have increased for the three months ended June 30, 2000 over the comparable prior year period as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per MIPS basis are typically reduced in enterprise license agreements for mainframe products. Historically, we have enjoyed high maintenance renewal rates for our mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. To date, we have been successful in extending our traditional maintenance and support pricing model to the distributed systems market.

    Professional Services Revenues

    Professional services revenues, representing fees from implementation, integration and education services performed during the period, increased 94% during the three months ended June 30, 2000, over the comparable prior year period. Our professional services headcount has increased significantly over the last twelve months to meet the increasing demand for our expanding service offerings.

OPERATING EXPENSES

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                         --------------------
                                                                           1999       2000       CHANGE
                                                                         ---------  ---------   -------
                                                                            (IN MILLIONS)
                Selling and marketing..............................      $    127.0  $  152.2      19.8%
                Research and development...........................            57.5      57.5       0.0%
                Cost of maintenance services and product licenses..            37.2      49.1      32.0%
                Cost of professional services......................            13.4      20.6      53.7%
                General and administrative.........................            34.3      38.3      11.7%
                Acquired research and development..................            80.8      11.7     (85.5)%
                Amortization of goodwill, acquired technology and
                intangibles........................................            30.3      39.6      30.7%
                Merger-related costs and compensation charges......            12.5       2.1     (83.2)%
                                                                         ----------  --------
                          Total operating expenses.................      $    393.0  $  371.1      (5.6)%
                                                                         ==========  ========

    Selling and Marketing

    Our selling and marketing expenses include personnel and related costs, sales commissions, and costs associated with advertising, industry trade shows and sales seminars. Personnel costs were a contributor to the expense growth in the three months ended June 30, 2000, due to increased headcount over the comparable prior year quarter. This was somewhat offset by a decrease in sales commissions as a result of the 18% decrease in license revenues. Selling and marketing expenses also increased as a result of our global user conference held during the quarter, which offset the expense reduction related to the major re-branding during the first half of the prior year which did not recur in the first quarter of fiscal 2001. In general, marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems products and to support a growing indirect distribution channel.

    Research and Development

    Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain our data processing center. Research and development expenses remained flat during the first quarter of fiscal 2001. An increase in these expenses was the result of compensation costs associated with increased headcount of both software developers and development support personnel, as well as associated benefits and facilities costs. These increased costs were entirely offset by amounts capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." We capitalize our software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86, and amortize these costs over the products' estimated useful lives as cost of maintenance services and product licenses. During the first quarters of fiscal 2000 and 2001, we capitalized approximately $16.8 million and $19.0 million, respectively, of internal software development costs. The growth in capitalized costs is primarily due to increases in distributed systems product development and platform compatibility efforts.

    Cost of Maintenance Services and Product Licenses

    Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of our products and royalty fees. Maintenance, enhancement and support costs are increasing as a percentage of maintenance fees as our product revenue mix shifts to distributed systems, which require a higher level of support. We amortized $5.8 million and $8.0 million in the first quarters of fiscal 2000 and 2001, respectively, of capitalized internal software development costs pursuant to SFAS No. 86, including $0.7 million in the first quarter of fiscal 2000 to accelerate the amortization of certain software products. We accelerated the amortization of these software products as they were not expected to generate sufficient future revenues which would be required for us to realize the carrying value of the assets. Royalties also increased over the prior year.

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

    Cost of Professional Services

    Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business. The increase in these costs in the three months ended June 30, 2000, over the comparable prior year period, resulted from increased headcount to support the 94% growth in professional services revenues.

    General and Administrative

    General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, product distribution, facilities management and human resources. Other costs included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance and costs of managing our foreign currency exposure. Growth in general and administrative expenses for the three months ended June 30, 2000 over the same period in the prior year was primarily attributable to increased personnel costs, legal fees and bad debt expense, which offset reduced management bonuses for the quarter.

    Acquired Research and Development

    Acquired IPR&D costs for the three months ended June 30, 1999 and 2000, were $80.8 million and $11.7 million, respectively. These technology charges primarily relate to the acquisitions of New Dimension in the first quarter of fiscal 2000 and Evity in the first quarter of fiscal 2001. The acquired IPR&D charge for the three months ended June 30, 2000, also includes the write-off of assets totaling $4.7 million, related to a technology agreement with Envive Corporation that was terminated during the quarter.

    The following table presents information concerning the purchase price allocations for the acquisitions accounted for under the purchase method for the three months ended June 30, 1999 and 2000. See the discussion of the New Dimension acquisition in the fiscal 2000 Annual Report on Form 10-K.

                                        ACQUIRED  GOODWILL     TOTAL
          COMPANY NAME       SOFTWARE     IPR&D   AND OTHER    PRICE
         ---------------     --------   --------  ---------  ---------
                                            (IN MILLIONS)
         Fiscal 2000:
           New Dimension.    $  126.3    $  80.8   $  465.9  $   673.0
                             ========    =======   ========  =========

         Fiscal 2001:
           Evity.........    $    2.5    $   7.0   $   57.8  $    67.3
                             ========    =======   ========  =========

    On April 25, 2000, the Company acquired all of the outstanding shares of Evity in a transaction accounted for as a purchase. The aggregate purchase price totaled $67.3 million, including cash consideration of $10.0 million, 1.0 million shares of common stock, 0.4 million common stock options and transaction costs, and was allocated as follows: $2.5 million to acquired technology, $57.8 million to goodwill and other intangibles and $7.0 million (10% of the purchase price) to purchased in-process research and development. Net tangible assets acquired were insignificant. The amount allocated to purchased IPR&D represents the estimated fair value, based on risk-adjusted cash flows, related to Evity's research and development projects not yet completed. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date, during the quarter ended June 30, 2000.

    At the acquisition date, Evity was conducting design, development, engineering and testing activities associated with the completion of SiteAngel 2.0, an enhanced version of Evity's SiteAngel Web site performance monitoring product, as well as new technologies in the areas of load testing and network infrastructure. The projects under development at the valuation date represent next-generation technologies that are expected to address emerging market demands for the Web performance market.

    At the acquisition date, the technologies under development were approximately 45% complete based on engineering man-month data and technological progress. Evity had spent nearly $1 million on the in-process projects, and expected to spend approximately $1.3 million to complete all phases of the research and development. Anticipated completion dates ranged from 4 to 18 months, at which times the Company expects to begin benefiting from the developed technologies.

    In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

    Aggregate revenues for the Evity products were estimated to grow at a compounded annual growth rate of approximately 155% for the five years following introduction, assuming the successful completion and market acceptance of the major research and development programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

    The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 30% was considered appropriate for the in-process R&D. These discount rates were commensurate with Evity's stage of development and the uncertainties in the economic estimates described above.

    If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

    Amortization of Goodwill, Acquired Technology and Intangibles

    In connection with the application of the purchase accounting method to certain of our acquisitions, portions of the purchase prices were allocated to goodwill, workforce, customer base, software and other intangible assets. We are amortizing these intangibles over three to five-year periods, which reflect the estimated useful lives of the respective assets. The increase in the quarterly amortization expense results from amortizing the New Dimension assets for a full quarter in fiscal 2001 versus a portion of the quarter in fiscal 2000, and including the amortization of the Evity assets discussed above.

    Merger-Related Costs and Compensation Charges

    In conjunction with our merger with Boole in March 1999, management approved a formal plan of restructuring (the "Plan") which included steps to be taken to integrate the operations of the two companies, consolidate duplicate facilities and streamline operations to achieve reductions in overhead expenses in future periods. In connection with the Plan, we charged $12.5 million to expense during the first quarter of fiscal 2000. No additional charges related to the Plan were recorded during the first quarter of fiscal 2001 and as of June 30, 2000, we have remaining accrued merger-related costs of approximately $6.1 million for facility and termination costs to be paid in future periods. During the three months ended June 30, 2000, we recorded compensation charges of $2.1 million related to the vesting of common stock issued as part of the Evity acquisition to certain Evity employee shareholders who we employed after the acquisition.

OTHER INCOME, NET

    For the first quarter of fiscal 2001, other income, net was $12.4 million, reflecting an increase of 14% from $10.9 million in the same quarter of fiscal 2000. Other income, net consists primarily of interest earned on cash, cash equivalents and investment securities and interest expense on short-term borrowings. The increase in other income, net is primarily due to the decrease in interest expense as a result of reduced borrowings outstanding during the first quarter of fiscal 2001.

INCOME TAXES

    For the three months ended June 30, 2000, income tax expense was $4.0 million, compared to $2.2 million for the same period in fiscal 2000. Our effective tax rate was 29% for the three months ended June 30, 2000 and 12% for the comparable prior year period, and is below the federal statutory rate of 35% due to lower income taxes associated with our European operations and the effect of tax-exempt interest earned on investments. The lower tax expense and effective rate in the first quarter of fiscal 2000 resulted primarily from the tax benefit related to the New Dimension IPR&D charge and certain other one-time charges associated with restructuring efforts.

LIQUIDITY AND CAPITAL RESOURCES

    We continue to finance our growth primarily through funds generated from operations. For the three months ended June 30, 2000, net cash provided by operating activities was $228.6 million. As of June 30, 2000, we had cash, cash equivalents and investment securities of $1.1 billion and short-term borrowings of $160.0 million.

    During the first quarter of fiscal 2001, our board of directors authorized us to purchase up to $500 million in common stock. We repurchased 465,000 common shares on the open market for $20.1 million during the first quarter of fiscal 2001.

    We believe that existing cash balances and funds generated from operations will be sufficient to meet our liquidity requirements for the foreseeable future.

B. CERTAIN RISKS AND UNCERTAINTIES THAT COULD AFFECT FUTURE OPERATING RESULTS

Our Stock Price is Volatile.

    Our stock price has been and is highly volatile. Our stock price is highly influenced by current expectations of future revenue and earnings growth rates. Any failure to meet anticipated revenue and earnings levels in a period or any negative change in our perceived long-term growth prospects would likely have a significant adverse effect on our stock price. Our historical financial results should not be seen as indicative of future results.

The Timing and Size of License Contracts Could Cause Our Quarterly Revenues and Earnings to Fluctuate.

    Our revenues and results of operations are difficult to predict and may fluctuate substantially quarter to quarter. The timing and amount of our license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. We generally operate with little or no sales backlog and, as a result, license revenues in any quarter are dependent upon contracts entered into or orders booked and shipped in that quarter. Most of our sales are closed at the end of each quarter. Our business remains dependent on closing large enterprise license transactions, which can have sales cycles of up to a year or more and require approval by a customer's upper management. These transactions are typically difficult to manage and predict. Failure to close an expected individually significant transaction or multiple expected transactions could cause our revenues and earnings in a period to fall short of expectations. We generally do not know whether revenues and earnings will meet expectations until the final days or day of a quarter.

We have a High Degree of Operating Leverage.

    Our business model is characterized by a very high degree of operating leverage. A substantial portion of our operating costs and expenses consists of employee and facility related costs, which are relatively fixed over the short term. In addition, our expense levels and hiring plans are based substantially on our projections of future revenues. If near term demand weakens in a given quarter, there would likely be a material adverse effect on operating results and a resultant drop in our stock price.

Our Operating Margins May Decline Further.

    There is a risk that our historically high operating margins may not be sustainable and may continue to decline, which would adversely affect our earnings. Our operating margins, excluding amortization of goodwill, acquired technology and intangibles and one-time charges, declined during fiscal 2000 and declined further during the first quarter of fiscal 2001 as compared to fiscal 1999 and prior periods. We do not compile margin analysis other than on an aggregated basis; however, we are aware that operating expenses as a percentage of revenues associated with our distributed systems products are substantially higher than those associated with our traditional mainframe products. Since our mix of business continues to shift to distributed systems, operating margins will experience more pressure. In addition, we are not currently profitable in our growing professional services business. We may be unable to increase or even maintain our current level of profitability on a quarterly or annual basis in the future. Additionally, we have acquired businesses experiencing lower operating margins than us.

We May Not be Able to Attract and Retain Qualified Personnel.

      Our future success depends on the continued service of our executive officers and other key administrative, sales and marketing and support personnel. There is currently a shortage of personnel possessing the technical background necessary to sell, support and develop our products effectively. Competition for skilled personnel is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Hiring qualified sales, marketing, administrative, research and development and customer support personnel is very competitive in our industry, particularly in some of the markets where our development teams are located, such as San Jose, California, Austin, Texas and Waltham, Massachusetts. In addition to our direct competitors, we are competing for qualified personnel with start-ups and small companies, many of which are offering significant ownership interests in the form of stock options to attract employees. In competing with start-ups and other high growth companies, our recent stock price performance, with our shares trading well below the average stock price over the last two years, has made it more difficult for us to attract and retain employees. Consequently, our growth rates may be limited by our ability to attract qualified personnel.

Decreasing Demand for Mainframe Processing Capacity Could Adversely Affect
     Revenues.

    Fees from enterprise license transactions remain a fundamental component of our revenues and the primary source of mainframe license revenues. These revenues depend on our customers planning to grow their mainframe capacity and continuing to perceive an increasing need to use our existing software products on substantially greater mainframe processing capacity in future periods. Over the past year, IBM has experienced a decline in shipments of new mainframe hardware. In addition, the continued growth of distributed database management systems may have an adverse effect on growth rates for mainframe computing systems. Although we believe that businesses will continue to demand greater mainframe computing capacity and that e-business will be a driver of this demand, there can be no assurance as to whether future demand for mainframe capacity will continue to grow or not. Slower growth in our customers' mainframe processing capacity will adversely affect our revenues.

Increased Competition and Pricing Pressures Could Adversely Affect Our Sales.

    The market for systems management software has been increasingly competitive for the past number of years and is currently intensifying. We compete with a variety of software vendors including IBM and Computer Associates International, Inc. (CA). We derived approximately 64% of our total revenues in fiscal 2000 and 62% of our total revenues in the first quarter of fiscal 2001 from software products for IBM and IBM-compatible mainframe computers. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. IBM continues, directly and through third parties, to aggressively enhance its utilities for IMS and DB2 to provide lower cost alternatives to the products provided by us and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high speed utility markets over the last two years. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business will be materially adversely affected. CA entered the mainframe database tools and utilities market with its acquisition of Platinum Technology International, Inc. (DB2 tools and utilities) and Innovative Designs, Inc. (IMS tools and utilities) and is competing with us in these markets.

    Capacity-based upgrade fees associated with both current and future processing capacity contributed approximately one-fourth to one-third of our total revenues in each of fiscal years 1998, 1999 and 2000 and the first quarter of fiscal 2001. The charging of upgrade fees based on the capacity to which the product is licensed is standard among mainframe systems software vendors, including IBM. While we believe our current pricing policies properly reflect the value provided by our products, the pricing of mainframe systems software and particularly the charging of capacity-based upgrade fees is under constant pressure from customers and competitive vendors. IBM continues to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe hardware and software products, and generally charges less for its software products. In connection with an upcoming hardware release, IBM is discussing potential changes to its mainframe software pricing, including a new usage-pricing model. These actions continue to increase pricing pressures within the mainframe systems software markets. We have continued to reduce the cost of our mainframe tools and utilities in response to these and other competitive pressures.

Maintenance Revenue Growth Could Slow.

    Maintenance revenues have increased over the last three fiscal years and the first quarter of fiscal 2001 as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per MIPS basis are typically reduced in enterprise license agreements for our mainframe products. Historically, we have enjoyed high maintenance renewal rates for our mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. To date, we have been successful in extending our traditional maintenance and support pricing model to the distributed systems market. Renewal rates for maintenance on our distributed systems products are lower than on our mainframe products.

Failure to Adapt to Technological Change Could Adversely Affect Our Earnings.

    If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenues and earnings. We operate in a highly competitive industry characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. During the past two years, funding for new ventures and start-ups in our industry has been at an all-time high with many new technological advancements and competing products entering the marketplace. The distributed systems and application management markets in which we operate are far more crowded and competitive than our traditional mainframe systems management markets. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing distributed systems products, the timely introduction and success of future software products, and the ability of our products to interoperate and perform well with existing and future leading databases and other platforms supported by our products. We have experienced long development cycles and product delays in the past, particularly with some of our distributed systems products, and expect to have delays in the future. Delays in new mainframe or distributed systems product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on our revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that will delay the introduction or adversely affect commercial acceptance of such products.

Because the Market for E-Business Solutions is New and Evolving, We Cannot
     Accurately Predict the Future Growth Rate of this Market or its Ultimate Size.

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

Changes in Pricing Practices Could Adversely Affect Revenues and Earnings.

    We may choose in fiscal 2001 or a future fiscal year to make changes to our product packaging, pricing or licensing programs. If made, such changes may have a material adverse impact on revenues or earnings.

Our Customers May Not Accept our Product Strategies.

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

Risks Related to Business Combinations.

    As part of our overall strategy, we have acquired or invested in, and plan to continue to acquire or invest in, complementary companies, products, and technologies and to enter into joint ventures and strategic alliances with other companies. Our acquisitions of BGS Systems, Inc. (BGS) in March 1998, Boole in March 1999, New Dimension in April 1999 and Evity in April 2000 are the results of this strategy. Risks commonly encountered in such transactions include: the difficulty of assimilating the operations and personnel of the combined companies; the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies; the potential disruption of our ongoing business; the inability to retain key technical and managerial personnel; the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses; and decreases in reported earnings as a result of charges for in-process research and development and amortization of goodwill and acquired intangible assets.

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

Risks Associated With Managing Growth.

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

Enforcement of Our Intellectual Property Rights.

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

Possibility of Infringement Claims.

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

Risk of Year 2000 Related Problems.

    Through the seven months following January 1, 2000, we have not experienced any material failures related to Year 2000; however, there remains a risk that latent Year 2000 problems could affect us or our products. We have tested the ability of our software products to process Year 2000 data without interruption or errors and believe that our products are substantially Year 2000 compliant. Despite these tests, there can be no assurance that undetected errors or defects do not exist that could cause these software products to fail to process Year 2000 data correctly. There is a risk that such undetected errors or defects could surface at a later date, and that customers may assert claims against us for any losses resulting from such errors or defects. To date, we are not aware of any material claims being asserted or made against us related to Year 2000 failures. However, we cannot predict whether or to what extent any legal claims will be brought, or whether we will suffer any liability as a result of any adverse consequences to our customers related to Year 2000 failures.

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

    The European Union's adoption of the Euro single currency raises a variety of issues associated with our European operations. Although the transition will be phased in over several years, the Euro became Europe's single currency on January 1, 1999. Our foreign exchange exposures to legacy sovereign currencies of the participating countries in the Euro became foreign exchange exposures to the Euro upon its introduction. Although we are not aware of any material adverse financial risk consequences of the change from legacy sovereign currencies to the Euro, conversion may result in problems, which may have an adverse impact on our business since we may be required to incur unanticipated expenses to remedy these problems.

Conditions in Israel.

    Our INCONTROL and recently-acquired OptiSystems operations are conducted partially in Israel and, accordingly, we are directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our business, operating results and financial condition.

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

    In addition, certain of our Israeli employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. New Dimension and OptiSystems operated effectively under these requirements since their inceptions. However, we cannot predict the effect of these obligations on our Israeli operations in the future.

Possible Adverse Impact Of Recent Accounting Pronouncements.

    On April 1, 1998 and 1999 we adopted AICPA SOP 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," respectively. The adoption of these standards did not have a material impact on the Company's financial position or results of operations. Based on our reading and interpretation of these SOPs, we believe that our current sales contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our investment securities subsequent to March 31, 2000, therefore our foreign currency exchange rate risk and interest rate risk related to investments remain substantially unchanged from the description in our Form 10-K for the year ended March 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On March 9, 1999, a class action complaint was filed against us and four of our senior executives alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act in connection with our financial statement presentation following our acquisition of BGS in March 1998 in a pooling-of-interests transaction. Four similar actions were filed in the Southern District of Texas. All of the actions were subsequently consolidated in a single action. The lawsuits were filed following our announcement that we were restating our historical financial results to include BGS's results in our financial statements as a condition to the Securities and Exchange Commission declaring effective our registration statement on Form S-4 relating to our acquisition of Boole. We filed a motion to dismiss the complaint. On June 15, 2000, a United States Magistrate Judge issued an Opinion and Recommendation recommending to the United States District Judge that our motion to dismiss be granted and that the case be dismissed. On July 27, 2000, a Final Judgment was entered by the United States District Judge adopting the Magistrate Judge's Memorandum and Recommendation and ordering that the case be dismissed. Our counsel has been informed that the Final Judgment will not be appealed.

         On February 4, 2000, an action styled, Dov Klein v. BMC Software, Inc., Richard P. Gardner, Stephen B. Solcher, Roy J. Wilson, Kevin M. Weiss, Kevin M. Klausmeyer, Max P. Watson, Jr., William M. Austin, Wayne S. Morris, M. Brinkley Morse, Robert E. Beauchamp, and Theodore W. Van Duyn, No. 00-CV-359, was filed in the United States District Court for the Southern District of Texas, Houston Division. This is a purported class action filed on behalf of all purchasers of our securities between July 29, 1999 and January 4, 2000. The plaintiff alleges that BMC Software and eleven current and former senior executives violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The plaintiff contends that BMC Software and the individual defendants artificially inflated our stock price prior to the announcement of operating results for the third quarter of fiscal 2000 by extending unusual payment terms to purchasers of our products, failing to disclose softening demand and increasing competition for our products, and failing to disclose difficulties in managing our sales force. The plaintiff seeks unspecified compensatory damages, interest and costs, including legal fees. The action is subject to the Private Securities Litigation Reform Act of 1995 (PSLRA). On March 9, 2000, the court consolidated four similar actions, ordered that all subsequently filed similar actions be consolidated, and set out a briefing schedule. Under the briefing schedule, the defendants are not required to move, plead, or otherwise respond until 60 days after (1) the court appoints a lead plaintiff and lead counsel under the PSLRA and (2) an amended complaint is filed by the plaintiffs. On April 3, 2000, certain plaintiffs filed an application to be appointed lead plaintiff and lead counsel under the PSLRA. That motion was granted on June 13, 2000. The plaintiffs are required to file an amended complaint by August 14, 2000. We intend to deny the allegations in the consolidated complaint and defend the consolidated action vigorously. We anticipate that we will file a motion to dismiss the case. At this early stage of the litigation, it is not possible to estimate potential damages, but it appears that if liability were established, an unfavorable judgment or settlement could have a material adverse effect on our financial position or results of operations.

         We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on our financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        The following Exhibits are filed with this report.

          EXHIBIT
          NUMBER                       DESCRIPTION
          -------                      -----------
           10.1     --  BMC Software, Inc. 2000 Employee Stock Incentive Plan.

           10.2     --  Form of Executive Employment Agreement between BMC Software, Inc. and Max
                        Watson, William Austin, Robert Beauchamp and Darroll Buytenhuys.

            27      --  Financial Data Schedule.


    (b) Reports on Form 8-K.

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BMC SOFTWARE, INC.

                                      By:      /s/  MAX P. WATSON JR.
                                               ----------------------------
                                                   Max P. Watson Jr.
                                          Chairman of the Board, President and
                                                Chief Executive Officer

August 11, 2000

                                      By:      /s/  WILLIAM M. AUSTIN
                                               ---------------------------
                                                   William M. Austin
                                               Senior Vice President and
                                                Chief Financial Officer

August 11, 2000

                                      By:      /s/    JOHN W. COX
                                               ----------------------------
                                                      John W. Cox
                                             Vice President, Controller and
                                                Chief Accounting Officer

August 11, 2000

                                INDEX TO EXHIBITS

          EXHIBIT
          NUMBER                       DESCRIPTION
          -------                      -----------
           10.1     --  BMC Software, Inc. 2000 Employee Stock Incentive Plan.

           10.2     --  Form of Executive Employment Agreement between BMC Software, Inc. and Max
                        Watson, William Austin, Robert Beauchamp and Darroll Buytenhuys.

            27      --  Financial Data Schedule.