Form 10-Q
period 2000-09-30
BMC SOFTWARE INC
filed 2000-11-14
CIK 835729

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ________________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of November 10, 2000, there were outstanding 245,517,268 shares of Common Stock, par value $.01, of the registrant.

================================================================================

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX


                                                                                         PAGE
                                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2000 and
              September 30, 2000 (Unaudited)..........................................      3
            Condensed Consolidated Statements of Earnings and Comprehensive
              Income for the three months and six months ended September 30, 1999
              and 2000 (Unaudited) ...................................................      4
            Condensed Consolidated Statements of Cash Flows for the six
              months ended September 30, 1999 and 2000 (Unaudited)....................      5
            Notes to Condensed Consolidated Financial Statements (Unaudited)..........      6

Item 2.  Management's Discussion and Analysis of Results of Operations and
            Financial Condition.......................................................     10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................     22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................     23

Item 4.  Submission of Matters to a Vote of Security Holders..........................     23

Item 6.  Exhibits and Reports on Form 8-K.............................................     24

         Signatures...................................................................     25

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                      MARCH 31,    SEPTEMBER 30,
                                                                        2000            2000
                                                                      ---------    -------------
                                                                                    (UNAUDITED)

                            ASSETS

Current assets:
  Cash and cash equivalents .....................................     $   152.4      $   100.7
  Investment securities .........................................         102.8          129.1
  Trade accounts receivable, net ................................         374.1          234.5
  Trade finance receivables, current ............................         158.1          168.3
  Other current assets ..........................................         108.8          124.6
                                                                      ---------      ---------
         Total current assets ...................................         896.2          757.2
Property and equipment, net .....................................         337.5          399.3
Software development costs and related assets, net ..............         193.4          219.4
Investment securities ...........................................         820.3          820.0
Long-term finance receivables ...................................         222.6          182.5
Acquired technology, net ........................................         109.7          103.3
Goodwill and other intangibles, net .............................         329.1          375.3
Other long-term assets ..........................................          53.3           55.1
                                                                      ---------      ---------
                                                                      $ 2,962.1      $ 2,912.1
                                                                      =========      =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable ........................................     $    29.3      $    15.8
  Accrued liabilities and other .................................         185.0          136.1
  Short-term borrowings .........................................         263.0          175.0
  Current portion of deferred revenue ...........................         406.6          428.4
                                                                      ---------      ---------
         Total current liabilities ..............................         883.9          755.3
Deferred revenue ................................................         288.6          320.4
Other long-term liabilities .....................................           8.7           11.7
                                                                      ---------      ---------
         Total liabilities ......................................       1,181.2        1,087.4
Commitments and contingencies
Stockholders' equity:
  Preferred stock ...............................................          --             --
  Common stock ..................................................           2.4            2.5
  Additional paid-in capital ....................................         401.1          510.2
  Retained earnings .............................................       1,385.6        1,383.1
  Accumulated other comprehensive income (loss) .................          (3.4)          (8.3)
                                                                      ---------      ---------
                                                                        1,785.7        1,887.5
    Less treasury stock, at cost ................................          --            (27.6)
    Less unearned portion of restricted stock compensation ......          (4.8)         (35.2)
                                                                      ---------      ---------
         Total stockholders' equity .............................       1,780.9        1,824.7
                                                                      ---------      ---------
                                                                      $ 2,962.1      $ 2,912.1
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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                                          -------------------     -------------------
                                                                            1999        2000        1999        2000
                                                                          -------     -------     -------     -------
Revenues:
  License ............................................................    $ 282.5     $ 173.9     $ 562.3     $ 403.6
  Maintenance ........................................................      118.9       129.3       230.9       255.0
  Professional services ..............................................       14.3        19.8        23.2        37.1
                                                                          -------     -------     -------     -------
          Total revenues .............................................      415.7       323.0       816.4       695.7
                                                                          -------     -------     -------     -------
  Selling and marketing expenses .....................................      136.4       132.8       263.4       285.0
  Research and development expenses ..................................       49.3        59.1       106.8       116.6
  Cost of maintenance services and product licenses ..................       40.9        51.1        78.1       100.2
  Cost of professional services ......................................       20.0        23.5        33.4        44.1
  General and administrative expenses ................................       29.7        38.2        64.0        76.5
  Acquired research and development ..................................       --           6.0        80.8        17.7
  Amortization of goodwill, acquired technology and intangibles ......       36.3        44.8        66.6        84.4
  Legal settlement ...................................................       38.8        --          38.8        --
  Merger-related costs and compensation charges ......................        1.4         3.3        13.9         5.4
                                                                          -------     -------     -------     -------
          Total operating expenses ...................................      352.8       358.8       745.8       729.9
                                                                          -------     -------     -------     -------
          Operating income (loss) ....................................       62.9       (35.8)       70.6       (34.2)
Interest expense .....................................................       (7.0)       (0.5)      (13.2)       (1.8)
Interest and other income, net .......................................       16.8        19.9        33.9        33.6
                                                                          -------     -------     -------     -------
          Other income, net ..........................................        9.8        19.4        20.7        31.8
                                                                          -------     -------     -------     -------
          Earnings (loss) before income taxes ........................       72.7       (16.4)       91.3        (2.4)
Income taxes .........................................................       13.8        (3.9)       16.0         0.1
                                                                          -------     -------     -------     -------
          Net earnings (loss) ........................................    $  58.9     $ (12.5)    $  75.3     $  (2.5)
                                                                          =======     =======     =======     =======
Basic earnings (loss) per share ......................................    $  0.25     $ (0.05)    $  0.32     $ (0.01)
                                                                          =======     =======     =======     =======
Diluted earnings (loss) per share ....................................    $  0.23     $ (0.05)    $  0.30     $ (0.01)
                                                                          =======     =======     =======     =======
Shares used in computing basic earnings (loss) per share .............      239.5       246.1       238.6       245.8
                                                                          =======     =======     =======     =======
Shares used in computing diluted earnings (loss) per share ...........      253.1       246.1       251.5       245.8
                                                                          =======     =======     =======     =======
Comprehensive Income:
  Net earnings (loss) ................................................    $  58.9     $ (12.5)    $  75.3     $  (2.5)
  Foreign currency translation adjustment, net of taxes of $2.5,
    $--, $1.7 and $-- ................................................        7.0         0.2         4.9        (5.4)
  Unrealized gain (loss) on securities available for sale:
     Unrealized gain (loss), net of taxes of $0.6, $--, $3.1
       and $(0.5) ....................................................        1.7        --           8.8        (1.0)
     Realized (gain) included in net earnings, net of taxes
       of $0.1, $0.1, $0.3 and $0.1 ..................................       (0.3)       (0.2)       (1.0)       (0.2)
                                                                          -------     -------     -------     -------
          Net unrealized gain (loss) on securities available for
            sale .....................................................        1.4        (0.2)        7.8        (1.2)
  Unrealized gain (loss) on derivative instruments:
     Unrealized gain (loss), net of taxes of $(0.5), $4.3,
       $0.2 and $4.3 .................................................       (1.5)        7.9         0.5         8.0
     Realized (gain) included in net earnings, net of taxes of
       $0.4, $1.8, $0.4 and $3.4 .....................................       (1.2)       (3.3)       (1.2)       (6.3)
                                                                          -------     -------     -------     -------
          Net unrealized gain (loss) on derivative instruments .......       (2.7)        4.6        (0.7)        1.7
                                                                          -------     -------     -------     -------
          Comprehensive income (loss) ................................    $  64.6     $  (7.9)    $  87.3     $  (7.4)
                                                                          =======     =======     =======     =======

   See the accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                ---------------------
                                                                                                   1999       2000
                                                                                                ---------   ---------

Cash flows from operating activities:
  Net earnings (loss)...................................................................        $    75.3   $    (2.5)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Acquired research and development and merger-related costs and
          compensation charges .........................................................             80.8        23.1
     Depreciation and amortization......................................................             95.2       141.1
     Gain on sale of investment securities..............................................             (1.3)       (0.3)
     Gain on sale of financial instrument...............................................             --          (2.9)
     Earned portion of restricted stock compensation....................................              1.4         3.6
     Net change in receivables, payables, deferred revenue and other components of
      working capital...................................................................            (91.1)      130.0
                                                                                                ----------  ---------
          Net cash provided by operating activities.....................................            160.3       292.1
                                                                                                ---------   ---------
Cash flows from investing activities:
  Cash paid for technology acquisitions and other investments, net of cash acquired.....           (635.5)     (100.5)
  Purchases of property and equipment...................................................            (59.0)      (91.6)
  Capitalization of software development costs and related assets.......................            (34.9)      (49.0)
  Purchases of investment securities....................................................            (77.2)     (126.7)
  Maturities of/proceeds from sales of investment securities............................             86.4        93.0
  Proceeds from sale of financial instrument............................................             --           9.4
  Decrease in long-term finance receivables.............................................             57.8        40.1
                                                                                                ---------   ---------
          Net cash used in investing activities.........................................           (662.4)     (225.3)
                                                                                                ----------  ---------
Cash flows from financing activities:
  Proceeds from borrowings..............................................................            498.8        35.0
  Payments on borrowings................................................................           (105.0)     (123.5)
  Stock options exercised and other.....................................................             60.7        27.0
  Treasury stock acquired...............................................................              --        (51.6)
                                                                                                --------    ---------
          Net cash provided by (used in) financing activities...........................            454.5      (113.1)
                                                                                                ---------   ---------
Effect of exchange rate changes on cash.................................................              6.7        (5.4)
                                                                                                ---------   ---------
Net change in cash and cash equivalents.................................................            (40.9)      (51.7)
Cash and cash equivalents, beginning of period..........................................            347.9       152.4
                                                                                                ---------   ---------
Cash and cash equivalents, end of period................................................        $   307.0   $   100.7
                                                                                                =========   =========
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amounts capitalized....................................        $     8.4   $     2.0
  Cash paid for income taxes............................................................        $    25.7   $    11.4
  Common stock and options issued and liabilities assumed in acquisitions...............        $    --      $   57.4


   See the accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of BMC Software, Inc. and its wholly owned subsidiaries (collectively, the Company or BMC). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to ensure comparability among the periods presented.

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

    The Company acquired New Dimension Software, Ltd. (New Dimension) effective April 14, 1999, Evity, Inc. (Evity) effective April 25, 2000, and OptiSystems Solutions, Ltd. (OptiSystems) effective August 8, 2000, in purchase transactions. As such, their results have been included in the Company's fiscal 2000 and 2001 financial results from their respective acquisition dates.

(2) EARNINGS PER SHARE

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three months ended September 30, 2000, the treasury stock method effect of 40.5 million weighted options and 1.1 million weighted unearned restricted shares has been excluded from the calculation of EPS as it is anti-dilutive. For the six months ended September 30, 2000, the treasury stock method effect of 38.1 million weighted options and 0.9 million weighted unearned restricted shares has been excluded from the calculation of EPS as it is anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months and six months ended September 30, 1999 and 2000:

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                 ---------------------      ---------------------
                                                                    1999         2000        1999          2000
                                                                 --------     --------      --------     --------
                                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)

Basic earnings (loss) per share:
  Net earnings (loss) ......................................     $   58.9     $  (12.5)     $   75.3     $   (2.5)
                                                                 --------     --------      --------     --------
  Weighted average number of common shares .................        239.5        246.1         238.6        245.8
                                                                 --------     --------      --------     --------
  Basic earnings (loss) per share ..........................     $   0.25     $  (0.05)     $   0.32     $  (0.01)
                                                                 ========     ========      ========     ========
Diluted earnings (loss) per share:
  Net earnings (loss) ......................................     $   58.9     $  (12.5)     $   75.3     $   (2.5)
                                                                 --------     --------      --------     --------
  Weighted average number of common shares .................        239.5        246.1         238.6        245.8
  Incremental shares from assumed conversions of
    stock options and other ................................         13.6         --            12.9         --
                                                                 --------     --------      --------     --------
  Adjusted weighted average number of common shares ........        253.1        246.1         251.5        245.8
                                                                 --------     --------      --------     --------
  Diluted earnings (loss) per share ........................     $   0.23     $  (0.05)     $   0.30     $  (0.01)
                                                                 ========     ========      ========     ========

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

    On August 8, 2000, the Company acquired all of the outstanding shares of OptiSystems in a transaction accounted for as a purchase. The aggregate purchase price totaled $71.5 million in cash, including transaction costs, and was allocated as follows: $6.3 million to acquired technology, $55.2 million to goodwill and other intangibles, $4.0 million to equipment, receivables and other non-software assets, net of liabilities assumed, and $6.0 million (8% of the purchase price) to purchased in-process research and development. All intangibles are being amortized on a straight-line basis over three years, which represents the estimated future periods to be benefited.

    The amounts allocated to purchased IPR&D were charged to expense in the quarters ended June 30, 2000, and September 30, 2000, respectively, and represent the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which at the acquisition dates, had not yet reached technological feasibility. The cash flow estimates for revenues, for both completed and in-process technologies, were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Estimated operating expenses included cost of goods sold, selling and marketing expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. The rates utilized to discount the estimated cash flows for in-process technologies and developed technologies, respectively, were 30% and 20% for Evity and 25% and 20% for OptiSystems, and were based primarily on estimated cost of capital calculations.

    The following unaudited pro forma results of operations for the three months and six months ended September 30, 1999 and 2000, are as if the acquisitions of Evity and OptiSystems had occurred at the beginning of each period presented. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma net earnings exclude the effect of the $7.0 million and $6.0 million write-offs of IPR&D associated with the acquisitions, respectively, in accordance with generally accepted accounting principles.

                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                  SEPTEMBER 30,            SEPTEMBER 30,
                              -------------------      -------------------
                                1999        2000         1999        2000
                              -------     -------      -------     -------
                                  (IN MILLIONS, EXCEPT PER SHARE DATA)

Revenues ................     $ 416.9     $ 323.0      $ 819.6     $ 696.7
Net earnings (loss) .....     $  44.3     $  (9.0)     $  46.9     $  (2.4)
Basic EPS ...............     $  0.18     $ (0.04)     $  0.20     $ (0.01)
Diluted EPS .............     $  0.17     $ (0.04)     $  0.19     $ (0.01)

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

    During fiscal 1999, the Company entered into a technology agreement with Envive Corporation and allocated $6.4 million of the committed transaction costs to software assets, prepaid royalties and interest. During the first quarter of fiscal 2001, this agreement was terminated and the remaining assets, totaling $4.7 million, were charged to expense. This expense is included as an acquired research and development charge in the accompanying statement of earnings and comprehensive income for the six months ended September 30, 2000.

(4) SEGMENT REPORTING

    The Company operates primarily in one segment, distributing its enterprise systems management software products. The Company also provides consulting and education services related to these software products. During the first quarter of fiscal 2001, management began reviewing the results and assessing the performance of the professional services operations as a separate segment within the Company. The following table reflects the results of the software and professional services segments for the three months and six months ended September 30, 1999 and 2000. Performance is measured based on operating margins, which reflect only the direct controllable expenses of the segment and do not include allocation of general and administrative expenses, amortization of goodwill, acquired technology and intangibles, one-time charges, other income, net, and income taxes. Total assets of the professional services segment are not significant.

                                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                                   -----------------------    ----------------------
                                                                      1999         2000         1999         2000
                                                                   ----------   ----------   ----------   ----------
                                                                                       (IN MILLIONS)
Software:
  License and maintenance revenues ..............................     $ 401.4      $ 303.2      $ 793.2      $ 658.6
  Operating expenses ............................................       226.6        243.0        448.3        501.8
                                                                      -------      -------      -------      -------
          Operating margin ......................................       174.8         60.2        344.9        156.8
                                                                      -------      -------      -------      -------
Professional services:
  Revenues ......................................................        14.3         19.8         23.2         37.1
  Operating expenses ............................................        20.0         23.5         33.4         44.1
                                                                      -------      -------      -------      -------
          Operating loss ........................................        (5.7)        (3.7)       (10.2)        (7.0)
                                                                      -------      -------      -------      -------
General and administrative expenses .............................        29.7         38.2         64.0         76.5
Acquired research and development ...............................        --            6.0         80.8         17.7
Amortization of goodwill, acquired technology and intangibles ...        36.3         44.8         66.6         84.4
Legal settlement ................................................        38.8         --           38.8         --
Merger-related costs and compensation charges ...................         1.4          3.3         13.9          5.4
Other income, net ...............................................         9.8         19.4         20.7         31.8
                                                                      -------      -------      -------      -------
Consolidated earnings (loss) before income taxes ................     $  72.7      $ (16.4)     $  91.3      $  (2.4)
                                                                      =======      =======      =======      =======

    Revenues are tracked by both geography and product categories based upon the predominant operating environments of enterprise computing: mainframe and distributed systems. The Company is not organized into business units along these product categories nor does it capture expenses on this basis. Revenues relating to product categories are as follows:

                                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                                    ----------------------   ----------------------
                                                                        1999        2000        1999         2000
                                                                    ----------   ---------   ---------   ----------
                                                                                       (IN MILLIONS)
REVENUES
Mainframe:
  License .......................................................     $ 171.4     $  79.3     $ 362.3     $ 222.7
  Maintenance ...................................................        89.0        89.9       175.3       178.7
                                                                      -------     -------     -------     -------
          Total mainframe revenues ..............................       260.4       169.2       537.6       401.4
Distributed systems:
  License .......................................................       111.1        94.6       200.0       180.9
  Maintenance ...................................................        29.9        39.4        55.6        76.3
                                                                      -------     -------     -------     -------
          Total distributed systems revenues ....................       141.0       134.0       255.6       257.2
                                                                      -------     -------     -------     -------
          Total license and maintenance revenues ................     $ 401.4     $ 303.2     $ 793.2     $ 658.6
                                                                      =======     =======     =======     =======

    Mainframe revenues relate to products which operate primarily within the IBM OS/390 mainframe operating system environment. Distributed systems revenues relate to all non-mainframe products which operate primarily within the Unix, MS Windows 2000 and other distributed systems environments. Also classified as distributed systems products are cross-platform products that operate in both environments.

    The table below summarizes revenues by geographic region.

                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                          --------------------    --------------------
                                                            1999        2000        1999        2000
                                                          --------    --------    --------    --------
                                                                         (IN MILLIONS)
REVENUES
  North America.....................................      $  277.4    $  186.7    $  554.2    $  432.1
  Europe, Middle East and Africa....................         108.2       102.8       206.9       200.3
  Asia Pacific and Other............................          30.1        33.5        55.3        63.3
                                                          --------    --------    --------    --------
          Total revenues............................      $  415.7    $  323.0    $  816.4    $  695.7
                                                          ========    ========    ========    ========

(5) MERGER-RELATED COSTS

    During the six months ended September 30, 2000, the Company paid $1.5 million of facility and termination costs under its plan of restructuring initiated in March 1999, in connection with the merger with Boole & Babbage, Inc. (Boole). An accrual of $5.1 million remains at September 30, 2000, for such payments to be made in future periods.

(6) STOCK INCENTIVE PLANS

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

                                                                    PERCENTAGE OF TOTAL REVENUES
                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                            -------------------       -------------------
                                                             1999         2000         1999         2000
                                                            ------       ------       ------       ------
Revenues:
  License .............................................       68.0%        53.9%        68.9%        58.0%
  Maintenance .........................................       28.6         40.0         28.3         36.7
  Professional services ...............................        3.4          6.1          2.8          5.3
                                                            ------       ------       ------       ------
      Total revenues ..................................      100.0        100.0        100.0        100.0
Selling and marketing expenses ........................       32.8         41.1         32.3         41.0
Research and development expenses .....................       11.9         18.3         13.1         16.8
Cost of maintenance services and product licenses .....        9.8         15.8          9.6         14.4
Cost of professional services .........................        4.8          7.3          4.1          6.3
General and administrative expenses ...................        7.1         11.8          7.8         11.0
Acquired research and development .....................       --            1.9          9.9          2.5
Amortization of goodwill, acquired technology and
  intangibles .........................................        8.7         13.9          8.2         12.1
Legal settlement ......................................        9.3         --            4.7         --
Merger-related costs and compensation charges .........        0.4          1.0          1.7          0.8
                                                            ------       ------       ------       ------
     Operating income (loss) ..........................       15.2        (11.1)         8.6         (4.9)
Interest expense ......................................       (1.7)        (0.2)        (1.6)        (0.2)
Interest and other income, net ........................        4.0          6.2          4.1          4.8
                                                            ------       ------       ------       ------
     Other income, net ................................        2.3          6.0          2.5          4.6
     Earnings (loss) before income taxes ..............       17.5         (5.1)        11.1         (0.3)
Income taxes ..........................................        3.3         (1.2)         1.9          0.0
                                                            ------       ------       ------       ------
          Net earnings (loss) .........................       14.2%        (3.9)%        9.2%        (0.3)%
                                                            ======       ======       ======       ======

REVENUES

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                            -------------------                   -------------------
                                                              1999        2000       CHANGE         1999        2000       CHANGE
                                                            -------     -------      ------       -------     -------      ------
                                                                (IN MILLIONS)                        (IN MILLIONS)
License:
   North America ......................................     $ 194.7     $  92.2       (52.6)%     $ 397.1     $ 248.8       (37.4)%
   International ......................................        87.8        81.7        (6.9)%       165.2       154.8        (6.2)%
                                                            -------     -------                   -------     -------
         Total license revenues .......................       282.5       173.9       (38.4)%       562.3       403.6       (28.2)%
Maintenance:
   North America ......................................        72.9        83.8        15.0%        141.4       162.5        14.9%
   International ......................................        46.0        45.5        (1.1)%        89.5        92.5         3.4%
                                                            -------     -------                   -------     -------
        Total maintenance revenues ....................       118.9       129.3         8.7%        230.9       255.0        10.4%
Professional services:
   North America ......................................         9.8        10.7         9.2%         15.7        20.8        32.5%
   International ......................................         4.5         9.1       102.2%          7.5        16.3       117.3%
                                                            -------     -------                   -------     -------
       Total professional services revenues ...........        14.3        19.8        38.4%         23.2        37.1        59.9%
                                                            -------     -------                   -------     -------
         Total revenues ...............................     $ 415.7     $ 323.0       (22.3)%     $ 816.4     $ 695.7       (14.8)%
                                                            =======     =======                   =======     =======

    Product Line Revenues

    At September 30, 2000, we marketed over 450 software products designed to improve the availability, performance and recoverability of enterprise applications, databases and other information technology ("IT") systems components operating in mainframe, distributed computing and Internet environments. Our mainframe products accounted for 63% and 52% of total revenues, respectively, in the quarters ended September 30, 1999 and 2000, and 66% and 58% of total revenues, respectively, for the six-month periods ended September 30, 1999 and 2000. Total revenues from mainframe products for the three-month and six-month periods ended September 30, 2000 declined 35% and 25% as compared to the respective prior year periods. In general, the revenues from these products are driven largely by the growth in customers' processing capacity. The decline in the fiscal 2001 periods resulted primarily from a decrease in enterprise license transactions during those periods and a reduction in license upgrade fees as discussed below. Demand weakness was experienced across the board in the June and September quarters by independent software vendors with mainframe product portfolios. We believe that this indicates that external market factors contributed significantly to this weakness. While it is impossible to assign weights to any individual factors, market factors that may have contributed to this weakness and the resultant negative effect on license revenues experienced by us and our competitors included uncertainties associated with the roll-out of IBM's Z-series mainframe product family and workload-based pricing model and continued customer absorption of MIPS capacity purchased in association with Year 2000 compliance programs.

    The high performance utilities and administrative tools for IBM's IMS and DB2 database management systems comprise the largest portion of our mainframe-based revenues. Our tools and utilities for IMS and DB2 databases collectively contributed 40% and 29% of total revenues for the three months ended September 30, 1999 and 2000, and 42% and 34% of total revenues for the six-month periods ended September 30, 1999 and 2000, respectively. Total revenues and license revenues from these product lines combined decreased 44% and 63%, respectively, in the second quarter of fiscal 2001, and decreased 31% and 45% in the six-month period ended September 30, 2000, compared to the respective prior year periods. The balance of our mainframe products contributed 23% of total revenues for the three-month periods ended September 30, 1999 and 2000, and 24% of total revenues for the six-month periods ended September 30, 1999 and 2000. Total revenues and license revenues for these other mainframe products declined 18% and 32%, respectively, in the second quarter of fiscal 2001 and declined 15% and 25% in the six-month period ended September 30, 2000.

    Our principal distributed systems management product lines are the PATROL application and data management suite, the PATROL for Performance Management products, the PATROL for Prediction and Capacity Management products, the PATROL Enterprise Manager products, the INCONTROL Control-M job scheduling, Control-D output management and Control-SA security administration products, the PATROL DB database administration products, and a management suite for IBM's MQSeries middleware technology. Late in the first quarter of fiscal 2001, we introduced PATROL 2000, the first major integration of the PATROL, BEST/1 and COMMAND/POST products into a comprehensive solution for distributed systems. In total, the distributed systems product lines contributed 34% and 41% of total revenues for the quarters ended September 30, 1999 and 2000, respectively, and 39% and 54% of license revenues for the same periods. In the six months ended September 30, 1999 and 2000, these product lines contributed 31% and 37% of total revenues and 36% and 45% of license revenues, respectively. Total distributed systems revenues decreased 5% and license revenues from distributed systems declined 15% in the second quarter of fiscal 2001, and grew 1% and declined 10%, respectively, for the six months ended September 30, 2000. In addition to the various external factors that we believe may have affected our mainframe license revenues, our distributed systems license revenues may have been negatively affected because many of our mainframe customers are also customers of our distributed systems products and sometimes purchase distributed systems products together with mainframe products in enterprise solutions. The revenues from our distributed systems product offerings also depend upon the continued market acceptance of our existing products and our ability to successfully develop and deliver additional products for the distributed systems environment. Despite the license revenue decrease in the first half of fiscal 2001, overall we have experienced rapid growth in our distributed systems product lines since their introduction in late fiscal 1994. The distributed systems market is highly competitive and dynamic and there can be no assurance that this growth will resume.

    Product License Revenues

    Our product license revenues consist of product license fees and license upgrade fees. Product license fees are all fees associated with a customer's licensing of a given software product for the first time. License upgrade fees are all fees associated with a customer's purchase of the right to run a previously licensed product on a larger computer, additional computers or additional processing capacity. License upgrade fees are primarily generated by our mainframe products and include fees associated both with current and future additional processing capacity.

    Our North American operations generated 69% and 53% of license revenues in the three months ended September 30, 1999 and 2000, and 71% and 62% of total license revenues for the six-month periods ended September 30, 1999 and 2000. Decreased capacity-based license upgrade fees were the largest contributor to the 53% and 37% decline in North American license revenues in the three months and six months ended September 30, 2000, respectively, followed by a decline in distributed systems license revenues. International license revenues represented 31% and 47% of license revenues for the quarters ended September 30, 1999 and 2000, respectively, and 29% and 38% of license revenues in the six-month periods ended on such dates. International license revenues declined 7% from the second quarter of fiscal 2000 to the comparable quarter of fiscal 2001 and 6% for the six months ended September 30, 2000. The decline in the second quarter was principally due to foreign currency exchange rate changes from the comparable fiscal 2000 quarter, after giving effect to our foreign currency hedging program. Decreased international upgrade fees associated with mainframe products offset increased product license fees generated from initial licenses during the period.

    The sustainability and growth of our mainframe-based license revenues are dependent upon capacity-based license upgrade fees, particularly within our largest customer accounts. During the quarters ended September 30, 1999 and 2000, mainframe license upgrade fees (for current and future processing capacity) accounted for 28% and 11% of our total revenues. Most of our largest mainframe customers have entered into enterprise license agreements allowing them to install our products on any number of CPUs, subject to a maximum limit on the aggregate processing power of the CPUs as measured in millions of instructions per second (MIPS). Additional license upgrade fees are due if the MIPS limit is exceeded. Substantially all of these transactions include license upgrade fees associated with additional processing capacity beyond the customers' current usage levels, and some include product license fees for additional products. In our typical enterprise license transactions, the fees associated with future additional mainframe processing capacity comprise from one-half to substantially all of the license fees received in these transactions. Prior to fiscal 2000, we experienced several years of increasing demand from our mainframe customers for the right to run our products on increased future mainframe processing capacity. This led to larger single transactions with higher per MIPS discounts. Growth in mainframe capacity-based license upgrade fees slowed in fiscal 2000 and such fees actually declined in the first half of fiscal 2001. Because we expect that we will continue to be dependent upon these capacity-related license upgrade fees, continued slowing of this demand would adversely impact our mainframe license revenues and operating results. See the discussion below under the heading "Certain Risks and Uncertainties that Could Affect Future Operating Results."

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

    Maintenance revenues have increased for the three-month and six-month periods ended September 30, 2000 over the comparable prior year periods as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per MIPS basis are typically reduced in enterprise license agreements for mainframe products. Historically, we have enjoyed high maintenance renewal rates for our mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. To date, we have been successful in extending our traditional maintenance and support pricing model to the distributed systems market.

    Professional Services Revenues

    Professional services revenues, representing fees from implementation, integration and education services performed during the period, increased 38% and 60%, respectively, during the three-month and six-month periods ended September 30, 2000, over the comparable prior year periods. Our professional services headcount has increased significantly over the last twelve months to meet the increasing demand for our expanding service offerings.

OPERATING EXPENSES

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                                    ------------------               ------------------
                                                                      1999      2000     CHANGE        1999      2000      CHANGE
                                                                    -------   --------   ------      -------   --------    ------
                                                                      (IN MILLIONS)                        (IN MILLIONS)

Selling and marketing ...........................................   $ 136.4   $ 132.8     (2.6)%     $ 263.4   $ 285.0       8.2%
Research and development ........................................      49.3      59.1     19.9%        106.8     116.6       9.2%
Cost of maintenance services and product licenses ...............      40.9      51.1     24.9%         78.1     100.2      28.3%
Cost of professional services ...................................      20.0      23.5     17.5%         33.4      44.1      32.0%
General and administrative ......................................      29.7      38.2     28.6%         64.0      76.5      19.5%
Acquired research and development ...............................      --         6.0      N/A          80.8      17.7     (78.1)%
Amortization of goodwill, acquired technology and intangibles ...      36.3      44.8     23.4%         66.6      84.4      26.7%
Legal settlement ................................................      38.8      --     (100.0)%        38.8      --      (100.0)%
Merger-related costs and compensation charges ...................       1.4       3.3    135.7%         13.9       5.4     (61.2)%
                                                                    -------   -------                -------   -------
          Total operating expenses ..............................   $ 352.8   $ 358.8      1.7%      $ 745.8   $ 729.9       2.1%
                                                                    =======   =======                =======   =======

    Selling and Marketing

    Our selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Decreased sales commissions due to the 38% license revenue decline were the largest single contributor to the expense reduction in the three months ended September 30, 2000, along with a decrease related to the major re-branding during the first half of the prior year which did not recur in fiscal 2001. These reductions offset increased personnel costs during the quarter related to increased sales and marketing headcount over the prior year. For the six months ended September 30, 2000, the expense increase also related to additional headcount during the period as well as the global user conference held during the first quarter. In general, marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems products and to support a growing indirect distribution channel.

    Research and Development

    Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain our data processing center. Increases in our research and development expenses in the second quarter of fiscal 2001 were the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities costs. Research and development costs were reduced by amounts capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." We capitalize our software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During the second quarters of fiscal 2000 and 2001, we capitalized approximately $16.1 million and $25.3 million, respectively, of internal software development costs. Capitalized software development costs for the six months ended September 30, 1999 and 2000 were $33.1 million and $44.3 million, respectively. The growth in capitalized costs is primarily due to increases in distributed systems product development and platform compatibility efforts.

    Cost of Maintenance Services and Product Licenses

    Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of our products and royalty fees. Maintenance, enhancement and support costs are increasing as a percentage of maintenance fees as our product revenue mix shifts to distributed systems, which require a higher level of support. We amortized $5.6 million and $8.9 million in the second quarters of fiscal 2000 and 2001, respectively, of capitalized internal software development costs pursuant to SFAS No. 86, including a minimal amount in the second quarter of fiscal 2001 to accelerate the amortization of certain software products. For the six months ended September 30, 1999 and 2000, we amortized $11.5 million and $16.9 million, respectively. We accelerated the amortization of certain software products during the second quarter of fiscal 2001 as they were not expected to generate sufficient future revenues which would be required for us to realize the carrying value of the assets.

    We expect our cost of maintenance services and product licenses will continue to increase as we capitalize a higher level of software development costs and as we build our distributed systems product support organization, which is less cost-effective than our mainframe support organization because of the complexity and variability of the environments in which the products operate. Our distributed systems products operate in a high number of operating environments, including operating systems, database management systems and ERP applications, and require greater ongoing platform support development activity relative to our OS/390 mainframe products.

    Cost of Professional Services

    Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business. The increase in these costs for the three months and six months ended September 30, 2000, over the comparable prior year periods resulted from increased headcount to support the 38% and 60% growth in professional services revenues, respectively, during these periods.

    General and Administrative

    General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, product distribution, facilities management and human resources. Other expenses included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance and costs of managing our foreign currency exposure. Growth in general and administrative expenses for both the three months and six months ended September 30, 2000 over the same periods in the prior year was primarily attributable to increased personnel costs and bad debt expense, which offset reduced management bonuses for the periods.

    Acquired Research and Development and Related Costs

    Acquired IPR&D costs for the six months ended September 30, 1999 and 2000, were $80.8 million and $17.7 million, respectively. These technology charges relate to the acquisitions of New Dimension in the first quarter of fiscal 2000, Evity in the first quarter of fiscal 2001 and OptiSystems in the second quarter of fiscal 2001. The acquired IPR&D charge for the six months ended September 30, 2000, also includes the write-off of assets totaling $4.7 million, related to a technology agreement with Envive Corporation that was terminated during the first quarter of fiscal 2001.

    The following table presents information concerning the purchase price allocations for the acquisitions accounted for under the purchase method for the six months ended September 30, 1999 and 2000. See the discussion of the New Dimension acquisition in the fiscal 2000 Annual Report on Form 10-K.

                                              ACQUIRED     GOODWILL     TOTAL
     COMPANY NAME                  SOFTWARE     IPR&D     AND OTHER     PRICE
     ------------                  --------   --------    ---------     -----
                                                 (IN MILLIONS)
Fiscal 2000:
  New Dimension ..............     $ 126.3     $  80.8     $ 465.9     $ 673.0
                                   -------     -------     -------     -------
                                   $ 126.3     $  80.8     $ 465.9     $ 673.0
                                   =======     =======     =======     =======
Fiscal 2001:
  Evity ......................     $   2.5     $   7.0     $  57.8     $  67.3
  OptiSystems ................         6.3         6.0        59.2        71.5
  Others .....................         3.0        --           0.6         3.6
                                   -------     -------     -------     -------
                                   $  11.8     $  13.0     $ 117.6     $ 142.4
                                   =======     =======     =======     =======

    On April 25, 2000, we acquired all of the outstanding shares of Evity in a transaction accounted for as a purchase. The aggregate purchase price totaled $67.3 million, including cash consideration of $10.0 million, 1.0 million shares of common stock, 0.4 million common stock options and transaction costs, and was allocated as follows: $2.5 million to acquired technology, $57.8 million to goodwill and other intangibles and $7.0 million (10% of the purchase price) to purchased in-process research and development (IPR&D). Net tangible assets acquired were insignificant. The amount allocated to purchased IPR&D represents the estimated fair value, based on risk-adjusted cash flows, related to Evity's research and development projects not yet completed. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date, during the quarter ended June 30, 2000.

    At the acquisition date, Evity was conducting design, development, engineering and testing activities associated with the completion of SiteAngel 2.0, an enhanced version of Evity's SiteAngel Website performance monitoring product, as well as new technologies in the areas of load testing and network infrastructure. The projects under development at the valuation date represent next-generation technologies that are expected to address emerging market demands for the Web performance market.

    At the acquisition date, the technologies under development were approximately 45% complete based on engineering man-month data and technological progress. Evity had spent nearly $1 million on the in-process projects, and expected to spend approximately $1.3 million to complete all phases of the research and development. Anticipated completion dates ranged from 4 to 18 months, at which times we expect to begin benefiting from the developed technologies.

    On August 8, 2000, we acquired all of the outstanding shares of OptiSystems in a transaction accounted for as a purchase. The aggregate purchase price totaled $71.5 million in cash, including transaction costs, and was allocated as follows: $6.3 million to acquired technology, $55.2 million to goodwill and other intangibles, $4.0 million to equipment, receivables and other non-software assets, net of liabilities assumed, and $6.0 million (8% of the purchase price) to purchased in-process research and development. The amount allocated to purchased IPR&D represents the estimated fair value, based on risk-adjusted cash flows, related to OptiSystems' incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date, during the quarter ended September 30, 2000.

    At the acquisition date, OptiSystems was conducting design, development, engineering and testing activities associated with the completion of several components of its Energizer for R/3 product. The projects under development at the valuation date represent next-generation technologies that are expected to address emerging market demands for the enterprise application performance market.

    At the acquisition date, the technologies under development were approximately 50% complete based on engineering man-month data and technological progress. OptiSystems had spent approximately $1.0 million on the in-process projects, and expected to spend approximately $1.2 million to complete all phases of the research and development. Anticipated completion dates ranged from 2 to 11 months, at which times we expect to begin benefiting from the developed technologies.

    In making the purchase price allocations for Evity and OptiSystems, we considered present value calculations of income, analyses of project accomplishments and remaining outstanding items, assessments of overall contributions, as well as project risks. The values assigned to purchased in-process technology were determined by estimating the costs to develop the acquired technologies into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on our estimates of cost of sales, operating expenses, and income taxes from such projects.

    Aggregate revenues for the Evity and OptiSystems developed, in-process and future products were estimated to grow at compounded annual growth rates of approximately 155% and 43%, respectively, for the five years following acquisition, assuming the successful completion and market acceptance of the major current and future research and development programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

    The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecasts and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 30% for Evity and 25% for OptiSystems, were considered appropriate for the in-process R&D. These discount rates were commensurate with Evity's and OptiSystems' stages of development and the uncertainties in the economic estimates described above.

    If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

    Amortization of Goodwill, Acquired Technology and Intangibles

    In connection with the application of the purchase accounting method to certain of our acquisitions, portions of the purchase prices were allocated to goodwill, workforce, customer base, software and other intangible assets. We are amortizing these intangibles over three to five-year periods, which reflect the estimated useful lives of the respective assets. The increase in amortization expense is primarily related to the acquisitions of Evity and OptiSystems discussed above.

    Merger-Related Costs and Compensation Charges

    In conjunction with our merger with Boole in March 1999, management approved a formal plan of restructuring (the "Plan") which included steps to be taken to integrate the operations of the two companies, consolidate duplicate facilities and streamline operations to achieve reductions in overhead expenses in future periods. In connection with the Plan, we charged $1.4 million to expense during the second quarter of fiscal 2000. No additional charges related to the Plan have been recorded during fiscal 2001 and as of September 30, 2000, we have remaining accrued merger-related costs of approximately $5.1 million for facility and termination costs to be paid in future periods. During the three months and six months ended September 30, 2000, we recorded compensation charges of $3.3 million and $5.4 million, respectively, related to the vesting of common stock issued as part of the Evity acquisition to certain Evity employee shareholders who we employed after the acquisition.

OTHER INCOME, NET

    For the three months and six months ended September 30, 2000, other income, net was $19.4 million and $31.8 million, reflecting an increase of 98% and 54% from the same periods of fiscal 2000. Other income, net consists primarily of interest earned on cash, cash equivalents and investment securities and interest expense on short-term borrowings. The increase in other income, net is primarily due to a one-time gain of $2.9 million related to the sale of a financial instrument in the second quarter of fiscal 2001, decreased borrowings and increased investment income.

INCOME TAXES

    For the three months and six months ended September 30, 2000, income taxes were a benefit of $3.9 million and expense of $0.1 million, respectively, compared to expense of $13.8 million and $16.0 million for the same periods in fiscal 2000. The reduction in income tax expense is directly attributable to the decline in pre-tax earnings discussed above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125." This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We believe that adoption of SFAS No. 140 will not have a material effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    We continue to primarily finance our growth through funds generated from operations. For the six months ended September 30, 2000, net cash provided by operating activities was $292.1 million. As of September 30, 1999, we had cash, cash equivalents and investment securities of $1.0 billion and short-term borrowings of $175.0 million.

    During the first quarter of fiscal 2001, our board of directors authorized us to purchase up to $500 million in common stock. We have repurchased 2.0 million common shares on the open market for $51.6 million through September 30, 2000.

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

Our Operating Margins May Decline Further.

    There is a risk that our historically high operating margins may not be sustainable and may continue to decline, which would adversely affect our earnings. Our operating margins, excluding amortization of goodwill, acquired technology and intangibles, merger-related compensation and one-time charges, declined during fiscal 2000 and declined further during the first half of fiscal 2001 as compared to fiscal 1999 and prior periods. We do not compile margin analysis other than on an aggregated basis; however, we are aware that operating expenses as a percentage of revenues associated with our distributed systems products are higher than those associated with our traditional mainframe products. Since our mix of business continues to shift to distributed systems, operating margins will experience more pressure. In addition, we are not currently profitable in our growing professional services business. We may be unable to increase or even maintain our current level of profitability on a quarterly or annual basis in the future. Additionally, we have acquired businesses experiencing lower operating margins than us.

We May Not be Able to Attract and Retain Qualified Personnel.

    Our future success depends on the continued service of our executive officers and other key administrative, sales and marketing, development and support personnel. There is currently a shortage of individuals possessing the technical background necessary to sell, support and develop our products effectively. Competition for skilled personnel is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Hiring qualified sales, marketing, administrative, research and development and customer support personnel is very competitive in our industry, particularly in some of the markets where our development teams are located, such as San Jose, California, Austin, Texas and Waltham, Massachusetts. In addition to our direct competitors, we are competing for qualified personnel with start-ups and small companies, many of which are offering significant ownership interests in the form of stock options to attract employees. In competing with start-ups and other high growth companies, our recent stock price performance, with our shares trading well below the average stock price over the last two years, has made it more difficult for us to attract and retain employees. Consequently, our growth rates may be limited by our ability to attract qualified personnel.

Decreasing Demand for Mainframe Processing Capacity Could Adversely Affect
 Revenues.

    Fees from enterprise license transactions have historically been a fundamental component of our revenues and the primary source of mainframe license revenues. These revenues depend on our customers planning to grow their mainframe capacity and continuing to perceive an increasing need to use our existing software products on substantially greater mainframe processing capacity in future periods. Over the past year, IBM has experienced a decline in shipments of new mainframe hardware. In addition, the continued growth of distributed database management systems may have an adverse effect on growth rates for mainframe computing systems. Although we believe that businesses will continue to demand greater mainframe computing capacity and that e-business will be a driver of this demand, there can be no assurance as to whether future demand for mainframe capacity will continue to grow or not. Slower growth in our customers' mainframe processing capacity will adversely affect our revenues.

Increased Competition and Pricing Pressures Could Adversely Affect Our Sales.

    The market for systems management software has been increasingly competitive for the past number of years and is currently intensifying. We compete with a variety of software vendors including IBM and Computer Associates International, Inc. (CA). We derived approximately 64% of our total revenues in fiscal 2000 and 58% of our total revenues in the first half of fiscal 2001 from software products for IBM and IBM-compatible mainframe computers. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. IBM continues, directly and through third parties, to aggressively enhance its utilities for IMS and DB2 to provide lower cost alternatives to the products provided by us and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high-speed utility markets over the last two years and recently announced a significant R&D commitment to compete in these markets. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business will be materially adversely affected. CA entered the mainframe database tools and utilities market with its acquisition of Platinum Technology International, Inc. (DB2 tools and utilities) and Innovative Designs, Inc. (IMS tools and utilities) and is competing with us in these markets. Microsoft entered the distributed systems monitoring and management market through its relationship with Net IQ and is now competing with us in the market for management tools for the Windows operating system.

    Capacity-based upgrade fees associated with both current and future processing capacity contributed approximately one-fourth to one-third of our total revenues in each of fiscal years 1998, 1999 and 2000. Due to the decreases in our mainframe business during fiscal 2001, such mainframe upgrade fees have declined to 19% of total revenues for the first half of fiscal 2001. The charging of upgrade fees based on the capacity to which the product is licensed is standard among mainframe systems software vendors, including IBM. While we believe our current pricing policies properly reflect the value provided by our products, the pricing of mainframe systems software and particularly the charging of capacity-based upgrade fees is under constant pressure from customers and competitive vendors. IBM continues to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe hardware and software products and generally charges less for its software products. In connection with the introduction of its Z-series server, IBM has announced changes to its mainframe software pricing, including a new workload-based pricing model. These actions continue to increase pricing pressures within the mainframe systems software markets. We continue to reduce the cost of our mainframe tools and utilities in response to these and other competitive pressures. We have also announced that we will support the new workload-based pricing structure for the Z-series, but the effect of this change on our future mainframe license revenues cannot be determined.

Maintenance Revenue Growth Could Slow.

    Maintenance revenues have increased over the last three fiscal years and the first half of fiscal 2001 as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per MIPS basis are typically reduced in enterprise license agreements for our mainframe products. Historically, we have enjoyed high maintenance renewal rates for our mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. To date, we have been successful in extending our traditional maintenance and support pricing model to the distributed systems market. Renewal rates for maintenance on our distributed systems products are lower than on our mainframe products.

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

Risks Related to Business Combinations.

    As part of our overall strategy, we have acquired or invested in, and plan to continue to acquire or invest in, complementary companies, products, and technologies and to enter into joint ventures and strategic alliances with other companies. Our acquisitions of BGS Systems, Inc. (BGS) in March 1998, Boole in March 1999, New Dimension in April 1999, Evity in April 2000 and OptiSystems in August 2000 are the results of this strategy. Risks commonly encountered in such transactions include: the difficulty of assimilating the operations and personnel of the combined companies; the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies; the potential disruption of our ongoing business; the inability to retain key technical and managerial personnel; the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses; and decreases in reported earnings as a result of charges for in-process research and development and amortization of goodwill and acquired intangible assets.

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

Risks Associated With Managing Growth.

    We have experienced an extended period of: (i) significant revenue growth prior to fiscal 2001; (ii) acquisitions; (iii) expansion of our software product lines and supported platforms; (iv) significant expansion in our number of employees; (v) increased pressure on the viability and scope of our operating and financial systems; and (vi) expansion in the geographic scope of our operations. This growth has resulted in new and increased responsibilities for management personnel and has placed a significant strain upon our management, operating and financial controls and resources, including our information systems and services and development organizations. To accommodate growth, compete effectively and manage potential future growth, we must continue to implement and improve the speed and quality of our information decision support systems, management decisions, reporting systems, procedures and controls. Our personnel, procedures, systems and controls may not be adequate to support our future operations.

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

Risk of Year 2000 Related Problems.

    Through the ten months following January 1, 2000, we have not experienced any material failures related to Year 2000; however, there remains a risk that latent Year 2000 problems could affect us or our products. We have tested the ability of our software products to process Year 2000 data without interruption or errors and believe that our products are substantially Year 2000 compliant. Despite these tests, there can be no assurance that undetected errors or defects do not exist that could cause these software products to fail to process Year 2000 data correctly. There is a risk that such undetected errors or defects could surface at a later date, and that customers may assert claims against us for any losses resulting from such errors or defects. To date, we are not aware of any material claims being asserted or made against us related to Year 2000 failures. However, we cannot predict whether or to what extent any legal claims will be brought, or whether we will suffer any liability as a result of any adverse consequences to our customers related to Year 2000 failures.

Risks Related to International Operations and the Euro Currency.

    We have committed, and expect to continue to commit, substantial resources and funding to build our international service and support infrastructure. Operating costs in many countries, including many of those in which we operate, are higher than in the United States. In order to increase international sales in fiscal 2001 and subsequent periods, we must continue to globalize our software product lines; expand existing and establish additional foreign operations; hire additional personnel; identify suitable locations for sales, marketing, customer service and development; and recruit international distributors and resellers in selected territories. Future operating results are dependent on sustained performance improvement by our international offices, particularly our European operations. Revenue growth by our European operations has generally been slower than revenue growth in North America. There can be no assurance that we will be successful in accelerating the revenue growth of our European operations. Our operations and financial results internationally could be significantly adversely affected by several risks such as changes in foreign currency exchange rates, sluggish regional economic conditions and difficulties in staffing and managing international operations. Generally, our foreign sales are denominated in our foreign subsidiaries' local currencies. If these foreign currency exchange rates change unexpectedly, we could have significant gains or losses. Many systems and applications software vendors are experiencing difficulties internationally.

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

Conditions in Israel.

    Our INCONTROL and R/3 operations are conducted partially in Israel and, accordingly, we are directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our business, operating results and financial condition.

    Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980's, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Arab countries. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel's establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. To date, the current unrest in the region has not caused disruption of our operations located in Israel.

    In addition, certain of our INCONTROL and R/3 employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. Although our businesses located in Israel have historically operated effectively under these requirements, we cannot predict the effect of these obligations on our operations in the future.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         On February 4, 2000, an action styled Dov Klein v. BMC Software, Inc., Richard P. Gardner, Stephen B. Solcher, Roy J. Wilson, Kevin M. Weiss, Kevin M. Klausmeyer, Max P. Watson, Jr., William M. Austin, Wayne S. Morris, M. Brinkley Morse, Robert E. Beauchamp, and Theodore W. Van Duyn, No. 00-CV-359, was filed in the United States District Court for the Southern District of Texas, Houston Division. The plaintiff alleges that BMC Software and eleven current and former senior executives violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The plaintiff contends that BMC Software and the individual defendants artificially inflated our stock by extending unusual payment terms to purchasers of our products, failing to disclose softening demand and increasing competition for our products, and failing to disclose difficulties in managing our sales force. The plaintiff seeks unspecified compensatory damages, interest and costs, including legal fees. The action is subject to the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). On March 9, 2000, the court consolidated four similar actions, ordered that all subsequently filed similar actions be consolidated, and set out a briefing schedule. Subsequently, six additional cases were filed that made similar allegations. These cases were also consolidated into the main action. On August 14, 2000, the plaintiff filed a consolidated amended complaint. This complaint alleges a class of all persons who purchased BMC stock between July 29, 1999 and July 5, 2000. We intend to deny the allegations in the consolidated amended complaint and defend the consolidated action vigorously. We anticipate that we will file a motion to dismiss the case. At this early stage of the litigation, it is not possible to estimate potential damages, but it appears that if liability were established, an unfavorable judgment or settlement could have a material adverse effect on our financial position or results of operations.

         We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on our financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At BMC Software's Annual Meeting of Stockholders held on August 28, 2000 the following proposals were adopted by the margins indicated.

                                                           NUMBER OF SHARES
                                                       VOTED FOR         WITHHELD
                                                     ------------      -----------

1. To elect seven directors of the Company,
each to serve until the next annual meeting
or until his respective successor has been
duly elected and qualified.
     Max P. Watson Jr.                                207,357,133       2,193,145
     John W. Barter                                   207,431,334       2,118,944
     B. Garland Cupp                                  207,428,622       2,121,656
     Meldon K. Gafner                                 207,413,692       2,136,586
     L. W. Gray                                       207,414,346       2,135,932
     George F. Raymond                                207,430,513       2,119,765
     Tom C. Tinsley                                   207,417,995       2,132,283

                                                                   NUMBER OF SHARES
                                                      VOTED FOR     VOTED AGAINST     WITHHELD
                                                    -------------- ---------------- --------------
2. To ratify the Board of  Directors'
appointment of Arthur Andersen LLP as
the Company's independent accountants.                208,472,014       429,776       648,488

                                                                   NUMBER OF SHARES
                                                      VOTED FOR     VOTED AGAINST     WITHHELD
                                                    -------------- ---------------- --------------
3. To approve an amendment to the BMC
Software, Inc. 1996 Employee Stock Purchase
Plan to remove the six-month employment
requirement for participation.                        205,967,620     2,790,959       791,699

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

                                 BMC SOFTWARE, INC.

                                 By: /s/      MAX P. WATSON JR.
                                     ------------------------------------------
                                              Max P. Watson Jr.
                                     Chairman of the Board, President and
                                           Chief Executive Officer

November 13, 2000

                                 By: /s/      WILLIAM M. AUSTIN
                                     ------------------------------------------
                                              William M. Austin
                                          Senior Vice President and
                                           Chief Financial Officer

November 13, 2000

                                 By: /s/         JOHN W. COX
                                     ------------------------------------------
                                                 John W. Cox
                                        Vice President, Controller and
                                           Chief Accounting Officer

November 13, 2000

                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER             DESCRIPTION
 ------             -----------

   27         Financial Data Schedule