Form 10-Q
period 2000-12-31
BMC SOFTWARE INC
filed 2001-02-14
CIK 835729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of February 9, 2001, there were outstanding 243,632,057 shares of Common Stock, par value $.01, of the registrant.

================================================================================

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                         QUARTER ENDED DECEMBER 31, 2000

                                      INDEX

                                                                                          PAGE
                                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2000 and
                 December 31, 2000 (Unaudited).......................................      3
               Condensed Consolidated Statements of Earnings and Comprehensive
                 Income for the three months and nine months ended December 31,
                 1999 and 2000 (Unaudited) ..........................................      4
               Condensed Consolidated Statements of Cash Flows for the nine
                 months ended December 31, 1999 and 2000 (Unaudited).................      5
               Notes to Condensed Consolidated Financial Statements (Unaudited)......      6

Item 2.     Management's Discussion and Analysis of Results of Operations and
               Financial Condition...................................................     11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk...............     23

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings........................................................     24

Item 4.     Submission of Matters to a Vote of Security Holders......................     24

Item 6.     Exhibits and Reports on Form 8-K.........................................     24

            Signatures...............................................................     25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                       MARCH 31,    DECEMBER 31,
                                                                         2000           2000
                                                                     -----------    -----------
                                                                                    (UNAUDITED)
                             ASSETS
Current assets:
  Cash and cash equivalents....................................      $    152.4     $     148.7
  Investment securities........................................           102.8           146.9
  Trade accounts receivable, net...............................           374.1           285.3
  Trade finance receivables, current...........................           158.1           173.5
  Other current assets.........................................           108.8           114.8
                                                                     ----------     -----------
         Total current assets..................................           896.2           869.2
Property and equipment, net....................................           337.5           424.7
Software development costs and related assets, net.............           193.4           227.6
Investment securities..........................................           820.3           726.4
Long-term finance receivables..................................           222.6           203.6
Acquired technology, net.......................................           109.7            98.0
Goodwill and other intangibles, net............................           329.1           344.3
Other long-term assets.........................................            53.3            52.6
                                                                     ----------     -----------
                                                                     $  2,962.1     $   2,946.4
                                                                     ==========     ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable.......................................      $     29.3     $      52.4
  Accrued liabilities and other................................           185.0           148.4
  Short-term borrowings........................................           263.0           166.0
  Current portion of deferred revenue..........................           406.6           433.9
                                                                     ----------     -----------
         Total current liabilities.............................           883.9           800.7
Deferred revenue...............................................           288.6           350.5
Other long-term liabilities....................................             8.7             7.9
                                                                     ----------     -----------
         Total liabilities.....................................         1,181.2         1,159.1
Commitments and contingencies
Stockholders' equity:
  Preferred stock..............................................              --              --
  Common stock.................................................             2.4             2.5
  Additional paid-in capital...................................           401.1           526.3
  Retained earnings............................................         1,385.6         1,392.5
  Accumulated other comprehensive income (loss)................            (3.4)          (16.7)
                                                                     ----------     -----------
                                                                        1,785.7         1,904.6
    Less treasury stock, at cost...............................              --           (86.2)
    Less unearned portion of restricted stock compensation.....            (4.8)          (31.1)
                                                                     ----------     -----------
         Total stockholders' equity............................         1,780.9         1,787.3
                                                                     ----------     -----------
                                                                     $  2,962.1     $   2,946.4
                                                                     ==========     ===========

   See the accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                DECEMBER 31,             DECEMBER 31,
                                                                          -----------------------   ---------------------
                                                                             1999        2000         1999         2000
                                                                          ----------- -----------   ---------   ---------
Revenues:
  License..............................................................    $   288.3   $  228.9     $   850.6   $   632.5
  Maintenance..........................................................        124.9      133.6         355.8       388.6
  Professional services................................................         13.2       23.0          36.4        60.1
                                                                           ---------   --------     ---------   ---------
          Total revenues...............................................        426.4      385.5       1,242.8     1,081.2
                                                                           ---------   --------     ---------   ---------
Selling and marketing expenses.........................................        139.5      154.4         402.9       439.4
Research and development expenses......................................         54.6       56.6         161.4       173.2
Cost of maintenance services and product licenses......................         43.7       54.6         121.8       154.8
Cost of professional services..........................................         19.1       24.0          52.5        68.1
General and administrative expenses....................................         37.4       36.4         101.4       112.9
Acquired research and development......................................         --          0.4          80.8        18.1
Amortization of goodwill, acquired technology and intangibles..........         36.2       46.7         102.8       131.1
Legal settlement.......................................................         16.6         --          55.4        --
Merger-related costs and compensation charges..........................          0.4        2.4          14.3         7.8
                                                                           ---------   --------     ---------   ---------
          Total operating expenses.....................................        347.5      375.5       1,093.3     1,105.4
                                                                           ---------   --------     ---------   ---------
          Operating income (loss) .....................................         78.9       10.0         149.5       (24.2)
Interest expense.......................................................         (5.8)      (1.9)        (19.0)       (7.8)
Interest and other income, net.........................................         16.5       22.5          50.4        60.2
                                                                           ---------   --------     ---------   ---------
          Other income, net............................................         10.7       20.6          31.4        52.4
                                                                           ---------   --------     ---------   ---------
          Earnings before income taxes.................................         89.6       30.6         180.9        28.2
Income taxes...........................................................         20.4        8.7          36.4         8.8
                                                                           ---------   --------     ---------   ---------
          Net earnings.................................................    $    69.2   $   21.9     $   144.5   $    19.4
                                                                           =========   ========     =========   =========
Basic earnings per share...............................................    $    0.28   $   0.09     $    0.60   $    0.08
                                                                           =========   ========     =========   =========
Diluted earnings per share.............................................    $    0.27   $   0.09     $    0.57   $    0.08
                                                                           =========   ========     =========   =========
Shares used in computing basic earnings per share......................        242.7      244.7         240.0       245.2
                                                                           =========   ========     =========   =========
Shares used in computing diluted earnings per share....................        255.4      249.3         252.8       252.5
                                                                           =========   ========     =========   =========
Comprehensive Income:
  Net earnings.........................................................    $    69.2   $   21.9     $   144.5   $    19.4
  Foreign currency translation adjustment, net of taxes of
       ($0.6), $--, $1.1 and $--.......................................         (1.8)      (0.5)          3.2        (5.9)
  Unrealized gain (loss) on securities available for sale:
     Unrealized gain (loss), net of taxes of $(1.2), $(0.6),
        $1.9 and $(1.1)................................................         (3.4)      (1.1)          5.4        (2.1)
     Realized (gain) loss included in net earnings, net of taxes of
        $(0.2), ($0.1), $0.1 and $--...................................          0.6        0.1          (0.4)       (0.1)
                                                                           ---------   --------     ---------   ---------
          Net unrealized gain (loss) on securities available for sale           (2.8)      (1.0)          5.0        (2.2)
  Unrealized gain (loss) on derivative instruments:
     Unrealized gain (loss), net of taxes of $0.9, $(1.5), $1.1
        and $2.8.......................................................          2.7       (2.8)          3.2         5.2
     Realized (gain) included in net earnings, net of taxes of
        $0.3, $2.2, $0.1 and $5.6......................................         (0.9)      (4.1)         (0.3)      (10.4)
                                                                           ---------   --------     ---------   ---------
          Net unrealized gain (loss) on derivative instruments.........          1.8       (6.9)          2.9        (5.2)
                                                                           ---------   --------     ---------   ---------
          Comprehensive income.........................................    $    66.4   $   13.5     $   155.6   $     6.1
                                                                           =========   ========     =========   =========

   See the accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                                DECEMBER 31,
                                                                                          ----------------------
                                                                                            1999          2000
                                                                                          --------      --------
Cash flows from operating activities:
  Net earnings ........................................................................   $  144.5      $   19.4
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Acquired research and development and merger-related costs and
         compensation charges .........................................................       80.8          25.9
     Depreciation and amortization ....................................................      149.5         228.2
     Gain on sale of investment securities ............................................       (1.3)         (0.1)
     Gain on sale of financial instrument .............................................         --          (2.9)
     Gain from real estate transaction ................................................         --          (6.3)
     Earned portion of restricted stock compensation and other compensatory
        stock issuances ...............................................................        2.1           8.6
     Net change in receivables, payables, deferred revenue and other components of
        working capital ...............................................................     (206.2)        160.0
                                                                                          --------      --------
          Net cash provided by operating activities ...................................      169.4         432.8
                                                                                          --------      --------
Cash flows from investing activities:
  Cash paid for technology acquisitions and other investments, net of cash acquired ...     (649.1)       (112.0)
  Purchases of property and equipment .................................................      (72.6)       (135.3)
  Capitalization of software development costs and related assets .....................      (56.0)        (74.5)
  Purchases of investment securities ..................................................     (168.7)       (128.4)
  Maturities of/proceeds from sales of investment securities ..........................       88.1         166.5
  Proceeds from sale of financial instrument ..........................................         --           9.4
  Proceeds from real estate transaction ...............................................         --           6.5
  Decrease in long-term finance receivables ...........................................       42.3          19.0
                                                                                          --------      --------
          Net cash used in investing activities .......................................     (816.0)       (248.8)
                                                                                          --------      --------
Cash flows from financing activities:
  Proceeds from borrowings ............................................................      498.8          35.0
  Payments on borrowings ..............................................................     (180.0)       (132.5)
  Stock options exercised and other ...................................................       80.7          26.1
  Treasury stock acquired .............................................................         --        (110.4)
                                                                                          --------      --------
          Net cash provided by (used in) financing activities .........................      399.5        (181.8)
                                                                                          --------      --------
Effect of exchange rate changes on cash ...............................................        4.3          (5.9)
                                                                                          --------      --------
Net change in cash and cash equivalents ...............................................     (242.8)         (3.7)
Cash and cash equivalents, beginning of period ........................................      347.9         152.4
                                                                                          --------      --------
Cash and cash equivalents, end of period ..............................................   $  105.1      $  148.7
                                                                                          ========      ========
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amounts capitalized ..................................   $   14.2      $    7.8
  Cash paid for income taxes ..........................................................   $   30.8      $   16.4
  Common stock and options issued and liabilities assumed in acquisitions .............   $     --      $   57.6

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

(2) EARNINGS PER SHARE

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three months ended December 31, 2000, the treasury stock method effect of 30.7 million weighted options and 1.0 million weighted unearned restricted shares has been excluded from the calculation of EPS as it is anti-dilutive. For the nine months ended December 31, 2000, the treasury stock method effect of 19.4 million weighted options and 0.9 million weighted unearned restricted shares has been excluded from the calculation of EPS as it is anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months and nine months ended December 31, 1999 and 2000:

                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                               DECEMBER 31,            DECEMBER 31,
                                                           -------------------     -------------------
                                                            1999        2000        1999        2000
                                                           -------     -------     -------     -------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
Basic earnings per share:
  Net earnings ........................................    $  69.2     $  21.9     $ 144.5     $  19.4
                                                           -------     -------     -------     -------
  Weighted average number of common shares ............      242.7       244.7       240.0       245.2
                                                           -------     -------     -------     -------
  Basic earnings per share ............................    $  0.28     $  0.09     $  0.60     $  0.08
                                                           =======     =======     =======     =======
Diluted earnings per share:
  Net earnings ........................................    $  69.2     $  21.9     $ 144.5     $  19.4
                                                           -------     -------     -------     -------
  Weighted average number of common shares ............      242.7       244.7       240.0       245.2
  Incremental shares from assumed conversions of
     options and other stock ..........................       12.7         4.6        12.8         7.3
                                                           -------     -------     -------     -------
  Adjusted weighted average number of common shares ...      255.4       249.3       252.8       252.5
                                                           -------     -------     -------     -------
  Diluted earnings per share ..........................    $  0.27     $  0.09     $  0.57     $  0.08
                                                           =======     =======     =======     =======

(3) REVENUE RECOGNITION

    The Company generates revenues from licensing software, providing maintenance and support for previously licensed products and providing other professional services. The Company generally utilizes written contracts as the means to establish the terms and conditions by which the Company's products, support and services are sold to its customers.

    The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition." This statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In applying SOP 97-2, the Company recognizes software license fees upon meeting the following four criteria: execution of the signed contract, delivery of the software to the customer, determination that the software license fees are fixed and determinable, and determination that the collection of the software license fees is probable. In instances when any one of the four criteria are not met, the Company will either defer recognition of the software license revenue until the criteria are met or will recognize the software license revenue on a ratable basis, as required by SOP 97-2. Maintenance and support revenues are recognized ratably over the term of the arrangement on a straight-line basis. Revenues from other professional services are typically recognized as the services are performed for time and materials contracts or on a percentage-of-completion basis.

    When several elements, including software licenses, maintenance and support and professional services, are sold to a customer through a single contract, the revenues from such multiple-element arrangements are allocated to each element based upon the residual method, whereby the fair value of the undelivered elements of the contract is deferred. The Company has established vendor-specific objective evidence of fair value for maintenance and support and other professional services. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance and support and/or other professional services, and where the maintenance and support and/or other professional services are not essential to the functionality of the delivered software. In those instances where other professional services are essential to the functionality of the software licenses, contract accounting is applied to both the software license and services elements of the arrangement.

(4) TECHNOLOGY ACQUISITIONS

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

    The following unaudited pro forma results of operations for the three months and nine months ended December 31, 1999 and 2000, are as if the acquisitions of Evity and OptiSystems had occurred at the beginning of each period presented. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma net earnings exclude the effect of the $7.0 million and $6.0 million write-offs of IPR&D associated with the acquisitions, respectively, in accordance with generally accepted accounting principles.

                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                        DECEMBER 31,              DECEMBER 31,
                                   ---------------------     ---------------------
                                     1999         2000         1999         2000
                                   --------     --------     --------     --------
                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues .....................     $  428.3     $  385.5     $1,247.9     $1,082.2
Net earnings .................     $   55.0     $   21.9     $  101.9     $   19.5
Basic EPS ....................     $   0.23     $   0.09     $   0.42     $   0.08
Diluted EPS ..................     $   0.21     $   0.09     $   0.40     $   0.08

    In connection with the Evity acquisition, 0.6 million restricted shares of common stock were issued to certain employee shareholders of Evity. These shares vest monthly over a two-year period based on continued employment with the Company. The $25.1 million fair value of these shares was recorded as unearned restricted stock compensation, a component of stockholders' equity, at the acquisition date, and is being charged to expense as merger-related costs and compensation charges over the service period.

    During fiscal 2001, the Company completed other minor technology acquisitions. The aggregate purchase price for these transactions totaled $13.0 million in cash and $0.3 million in common stock options and was allocated as follows: $7.2 million to acquired technology, $5.7 million to goodwill and other intangibles, and $0.4 million to purchased in-process research and development. All intangible assets are being amortized on a straight-line basis over approximately three years, which represents the estimated future periods to be benefited.

    During fiscal 1999, the Company entered into a technology agreement with Envive Corporation and allocated $6.4 million of the committed transaction costs to software assets, prepaid royalties and interest. During the first quarter of fiscal 2001, this agreement was terminated and the remaining assets, totaling $4.7 million, were charged to expense. This expense is included as an acquired research and development charge in the accompanying statement of earnings and comprehensive income for the nine months ended December 31, 2000.

(5) SEGMENT REPORTING

    The Company operates primarily in one segment, distributing its enterprise systems management software products. The Company also provides consulting and education services related to these software products. During the first quarter of fiscal 2001, management began reviewing the results and assessing the performance of the professional services operations as a separate segment within the Company. The following table reflects the results of the software and professional services segments for the three months and nine months ended December 31, 1999 and 2000. Performance is measured based on operating margins, which reflect only the direct controllable expenses of the segment and do not include allocation of general and administrative expenses, amortization of goodwill, acquired technology and intangibles, one-time charges, other income, net, and income taxes. Total assets of the professional services segment are not significant.

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                DECEMBER 31,                 DECEMBER 31,
                                                           ----------------------      ----------------------
                                                             1999          2000          1999          2000
                                                           --------      --------      --------      --------
                                                                             (IN MILLIONS)
Software:
  License and maintenance revenues ...................     $  413.2      $  362.5      $1,206.4      $1,021.1
  Operating expenses .................................        237.8         265.6         686.1         767.4
                                                           --------      --------      --------      --------
          Operating margin ...........................        175.4          96.9         520.3         253.7
                                                           --------      --------      --------      --------
Professional services:
  Revenues ...........................................         13.2          23.0          36.4          60.1
  Operating expenses .................................         19.1          24.0          52.5          68.1
                                                           --------      --------      --------      --------
          Operating loss .............................         (5.9)         (1.0)        (16.1)         (8.0)
                                                           --------      --------      --------      --------
General and administrative expenses ..................         37.4          36.4         101.4         112.9
Acquired research and development ....................           --           0.4          80.8          18.1
Amortization of goodwill, acquired technology and
  intangibles ........................................         36.2          46.7         102.8         131.1
Legal settlement .....................................         16.6            --          55.4            --
Merger-related costs and compensation charges ........          0.4           2.4          14.3           7.8
Other income, net ....................................         10.7          20.6          31.4          52.4
                                                           --------      --------      --------      --------
Consolidated earnings before income taxes ............     $   89.6      $   30.6      $  180.9      $   28.2
                                                           ========      ========      ========      ========

    Revenues are tracked by both geography and product categories based upon the predominant operating environments of enterprise computing: mainframe and distributed systems. The Company is not organized into business units along these product categories nor does it capture expenses on this basis. Revenues relating to product categories are as follows:

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                DECEMBER 31,              DECEMBER 31,
                                                           ---------------------     ---------------------
                                                             1999         2000         1999         2000
                                                           --------     --------     --------     --------
                                                                            (IN MILLIONS)
REVENUES
Mainframe:
  License ............................................     $  180.8     $  132.1     $  543.1     $  354.8
  Maintenance ........................................         91.7         94.1        267.0        272.8
                                                           --------     --------     --------     --------
          Total mainframe revenues ...................        272.5        226.2        810.1        627.6
Distributed systems:
  License ............................................        107.5         96.8        307.5        277.7
  Maintenance ........................................         33.2         39.5         88.8        115.8
                                                           --------     --------     --------     --------
          Total distributed systems revenues .........        140.7        136.3        396.3        393.5
                                                           --------     --------     --------     --------
          Total license and maintenance revenues .....     $  413.2     $  362.5     $1,206.4     $1,021.1
                                                           ========     ========     ========     ========

    Mainframe revenues relate to products which operate primarily within the IBM mainframe operating system environment. Distributed systems revenues relate to all non-mainframe products which operate primarily within the Unix, MS Windows 2000 and other distributed systems environments. Also classified as distributed systems products are cross-platform products that operate in both environments.

    The table below summarizes revenues by geographic region.

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                              DECEMBER 31,            DECEMBER 31,
                                          --------------------    --------------------
                                            1999        2000        1999        2000
                                          --------    --------    --------    --------
                                                          (IN MILLIONS)
REVENUES
  North America......................     $  246.3    $  202.5    $  800.4    $  634.5
  Europe, Middle East and Africa.....        144.5       144.6       351.4       344.9
  Asia Pacific and Other.............         35.6        38.4        91.0       101.8
                                          --------    --------    --------    --------
          Total revenues.............     $  426.4    $  385.5    $1,242.8    $1,081.2
                                          ========    ========    ========    ========

(6) MERGER-RELATED COSTS

    During the nine months ended December 31, 2000, the Company paid $2.5 million of facility and termination costs under the plan of restructuring initiated in March 1999, in connection with the merger with Boole & Babbage, Inc. (Boole). During the quarter ended December 31, 2000, $1.0 million of previously accrued merger costs were reversed, as certain lease and severance obligations were satisfied at amounts below the amounts originally estimated. This reversal is reflected as a reduction of merger-related costs and compensation charges in the accompanying statements of earnings and comprehensive income for the three months and nine months ended December 31, 2000. An accrual of $3.1 million remains at December 31, 2000, for facility and termination payments to be made in future periods.

(7) STOCK INCENTIVE PLANS

    On August 9, 2000, the Company granted 9.7 million common stock options to employees. The exercise price of these options was equal to the fair market value of the Company's common stock on that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This section of the Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled "Certain Risks and Uncertainties That Could Affect Future Operating Results." It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition, contained in the Company's Form 10-K for fiscal 2000.

A. RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Earnings and Comprehensive Income bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                                                        PERCENTAGE OF TOTAL REVENUE
                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 DECEMBER 31,                  DECEMBER 31,
                                                           -----------------------       -----------------------
                                                             1999           2000           1999           2000
                                                           --------       --------       --------       --------
Revenues:
  License ............................................         67.6%          59.4%          68.5%          58.5%
  Maintenance ........................................         29.3           34.6           28.6           35.9
  Professional services ..............................          3.1            6.0            2.9            5.6
                                                           --------       --------       --------       --------
      Total revenues .................................        100.0          100.0          100.0          100.0
Selling and marketing expenses .......................         32.7           40.0           32.4           40.7
Research and development expenses ....................         12.8           14.7           13.0           16.0
Cost of maintenance services and product licenses ....         10.2           14.2            9.8           14.3
Cost of professional services ........................          4.5            6.2            4.2            6.3
General and administrative expenses ..................          8.8            9.4            8.2           10.4
Acquired research and development ....................           --            0.1            6.5            1.7
Amortization of goodwill, acquired technology and
  intangibles ........................................          8.5           12.1            8.3           12.1
Legal settlement .....................................          3.9             --            4.5             --
Merger-related costs and compensation charges ........          0.1            0.6            1.1            0.7
                                                           --------       --------       --------       --------
     Operating income (loss) .........................         18.5            2.7           12.0           (2.2)
Interest expense .....................................         (1.4)          (0.5)          (1.5)          (0.7)
Interest and other income, net .......................          3.9            5.8            4.0            5.5
                                                           --------       --------       --------       --------
     Other income, net ...............................          2.5            5.3            2.5            4.8
     Earnings before income taxes ....................         21.0            8.0           14.5            2.6
Income taxes .........................................          4.8            2.3            2.9            0.8
                                                           --------       --------       --------       --------
          Net earnings ...............................         16.2%           5.7%          11.6%           1.8%
                                                           ========       ========       ========       ========

REVENUES

                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                          DECEMBER 31,                             DECEMBER 31,
                                                     ---------------------                    ---------------------
                                                       1999         2000          CHANGE        1999         2000         CHANGE
                                                     --------     --------        -------     --------     --------       -------
                                                         (IN MILLIONS)                            (IN MILLIONS)
License:
   North America ...............................     $  163.7     $  110.2        (32.7)%     $  560.8     $  358.9        (36.0)%
   International ...............................        124.6        118.7         (4.7)%        289.8        273.6         (5.6)%
                                                     --------     --------                    --------     --------
         Total license revenues ................        288.3        228.9        (20.6)%        850.6        632.5        (25.6)%
Maintenance:
   North America ...............................         75.1         80.0          6.5%         216.4        242.5         12.1%
   International ...............................         49.8         53.6          7.6%         139.4        146.1          4.8%
                                                     --------     --------                    --------     --------
        Total maintenance revenues .............        124.9        133.6          7.0%         355.8        388.6          9.2%
Professional services:
   North America ...............................          7.5         12.3         64.0%          23.2         33.1         42.7%
   International ...............................          5.7         10.7         87.7%          13.2         27.0        104.5%
                                                     --------     --------                    --------     --------
        Total professional services revenues ...         13.2         23.0         74.2%          36.4         60.1         65.1%
                                                     --------     --------                    --------     --------
         Total revenues ........................     $  426.4     $  385.5         (9.6)%     $1,242.8     $1,081.2        (13.0)%
                                                     ========     ========                    ========     ========

    Product Line Revenues

    At December 31, 2000, we marketed over 450 software products designed to improve the availability, performance and recoverability of enterprise applications, databases and other information technology ("IT") systems components operating in mainframe, distributed computing and Internet environments. Our mainframe products accounted for 64% and 59% of total revenues, respectively, in the quarters ended December 31, 1999 and 2000, and 65% and 58% of total revenues, respectively, for the nine-month periods ended December 31, 1999 and 2000. Total revenues from mainframe products for the three-month and nine-month periods ended December 31, 2000 declined 17% and 23% as compared to the respective prior year periods. In general, the revenues from these products are driven largely by our customers' demand for additional processing capacity. The decline in the fiscal 2001 periods resulted primarily from a decrease in enterprise license transactions during those periods and a reduction in license upgrade fees as discussed below. Demand weakness was experienced across the board in the June, September and December quarters by independent software vendors with mainframe product portfolios. We believe that this indicates that external market factors contributed significantly to this weakness. While it is impossible to assign weights to any individual factors, market factors that may have contributed to this weakness and the resultant negative effect on license revenues experienced by us and our competitors included uncertainties associated with the roll-out of IBM's Z-series mainframe product family and workload-based pricing model and continued customer absorption of MIPS capacity purchased in association with Year 2000 compliance programs. Though total mainframe revenues for the third quarter of fiscal 2001 were down compared to the prior year, such revenues increased 34% sequentially over the second quarter of fiscal 2001.

    The high performance utilities and administrative tools for IBM's IMS and DB2 database management systems comprise the largest portion of our mainframe-based revenues and total revenues. Our tools and utilities for IMS and DB2 databases collectively contributed 35% and 33% of total revenues for the three months ended December 31, 1999 and 2000, and 40% and 34% of total revenues for the nine-month periods ended December 31, 1999 and 2000, respectively. Total revenues and license revenues from these product lines combined decreased 16% and 26%, respectively, in the third quarter of fiscal 2001, and declined 26% and 40% in the nine-month period ended December 31, 2000, compared to the respective prior year periods. The balance of our mainframe products contributed 29% and 26% of total revenues for the three months ended December 31, 1999 and 2000, respectively, and 25% and 24% of total revenues for the nine-month periods ended December 31, 1999 and 2000. Total revenues and license revenues for these other mainframe products decreased 18% and 28%, respectively, in the third quarter of fiscal 2001 and declined 16% and 26% in the nine-month period ended December 31, 2000.

    Our principal distributed systems management product lines are the PATROL(R) application and data management suite, the PATROL Performance Manager products, the PATROL for Prediction and Capacity Management products, the PATROL Enterprise Manager products, the INCONTROL(TM) CONTROL-M(R) job scheduling, CONTROL-D(R) output management and CONTROL-SA(R) security administration products, the PATROL DB database administration products, and a management suite for IBM's MQSeries middleware technology. Late in the first quarter of fiscal 2001, we introduced PATROL 2000, the first major integration of the PATROL, BEST/1(R) and COMMAND/POST(R) products into a comprehensive solution for distributed systems. In total, the distributed systems product lines contributed 33% and 35% of total revenues for the quarters ended December 31, 1999 and 2000, respectively, and 37% and 42% of license revenues for the same periods. In the nine months ended December 31, 1999 and 2000, these product lines contributed 32% and 36% of total revenues and 36% and 44% of license revenues, respectively. Total distributed systems revenues fell 3% and license revenues from distributed systems fell 10% in the third quarter of fiscal 2001, and decreased 1% and 10%, respectively, for the nine months ended December 31, 2000. Total distributed systems revenues for the third quarter of fiscal 2001 increased slightly on a sequential basis over the second quarter of fiscal 2001. In addition to the various external factors that we believe may have affected our mainframe license revenues, our distributed systems license revenues may have been negatively affected because many of our mainframe customers are also customers of our distributed systems products and sometimes purchase distributed systems products together with mainframe products in enterprise solutions. The revenues from our distributed systems product offerings also depend upon the continued market acceptance of our existing products and our ability to successfully develop and deliver additional products for the distributed systems environment. Despite the license revenue decrease in the first nine months of fiscal 2001, we have experienced rapid growth in our distributed systems product lines since their introduction in late fiscal 1994. The distributed systems market is highly competitive and dynamic and there can be no assurance that this growth will resume.

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

    Our North American operations generated 57% and 48% of license revenues in the three months ended December 31, 1999 and 2000, and 66% and 57% of license revenues for the nine-month periods ended December 31, 1999 and 2000. Decreased capacity- based license upgrade fees were the largest contributor to the 33% and 36% declines in North American license revenues in the three months and nine months ended December 31, 2000, respectively, followed by a decline in distributed systems initial product license fees. Though North American license revenues for the third quarter of fiscal 2001 decreased compared to the prior year, such revenues increased 20% sequentially over the second quarter of fiscal 2001. International license revenues represented 43% and 52% of total license revenues for the quarters ended December 31, 1999 and 2000, respectively, and 34% and 43% of total license revenues in the nine-month periods ending on such dates. International license revenues declined 5% from the third quarter of fiscal 2000 to the comparable quarter of fiscal 2001 and 6% for the nine months ended December 31, 2000. The declines in the third quarter and nine-month period were principally due to foreign currency exchange rate changes from the comparable fiscal 2000 periods, after giving effect to our foreign currency hedging program. For the third quarter, decreased international product license fees offset an increase in capacity-based license upgrade fees. For the nine months ended December 31, 2000, the remainder of the decrease resulted from a decline in upgrade fees, as initial product license fees were flat compared to fiscal 2000. Though international license revenues for the third quarter of fiscal 2001 decreased compared to the prior year, such revenues increased 45% sequentially over the second quarter of fiscal 2001.

    The sustainability and growth of our mainframe-based license revenues are dependent upon capacity-based license upgrade fees, particularly within our largest customer accounts. During the quarters ended December 31, 1999 and 2000, mainframe license upgrade fees (for current and future processing capacity) accounted for 29% and 22% of our total revenues. Most of our largest mainframe customers have entered into enterprise license agreements allowing them to install our products on any number of CPUs, subject to a maximum limit on the aggregate processing power of the CPUs as measured in millions of instructions per second (MIPS). Additional license upgrade fees are due if the MIPS limit is exceeded. Substantially all of these transactions include license upgrade fees associated with additional processing capacity beyond the customers' current usage levels, and some include product license fees for additional products. In our typical enterprise license transactions, the fees associated with future additional mainframe processing capacity comprise from one-half to substantially all of the license fees received in these transactions. Prior to fiscal 2000, we experienced several years of increasing demand from our mainframe customers for the right to run our products on increased future mainframe processing capacity. This led to larger single transactions with higher per MIPS discounts. Growth in mainframe capacity-based license upgrade fees slowed in fiscal 2000 and such fees actually declined in the first nine months of fiscal 2001.

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

    Maintenance revenues have increased for the three-month and nine-month periods ended December 31, 2000 over the comparable prior year periods as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per MIPS basis are typically reduced in enterprise license agreements for mainframe products. Historically, we have enjoyed high maintenance renewal rates for our mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. To date, we have been successful in extending our traditional maintenance and support pricing model to the distributed systems market.

    Professional Services Revenues

    Professional services revenues, representing fees from implementation, integration and education services performed during the period, increased 74% and 65%, respectively, during the three-month and nine-month periods ended December 31, 2000, over the comparable prior year periods. Our professional services headcount has increased significantly over the last twelve months to meet the increasing demand for our expanding service offerings.

OPERATING EXPENSES

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  DECEMBER 31,                       DECEMBER 31,
                                                            ----------------------             ----------------------
                                                               1999        2000      CHANGE      1999         2000       CHANGE
                                                            ----------  ----------   -------   ----------  ----------    -------
                                                               (IN MILLIONS)                      (IN MILLIONS)
Selling and marketing................................       $    139.5  $    154.4     10.7%   $    402.9  $    439.4      9.1%
Research and development.............................             54.6        56.6      3.7%        161.4       173.2      7.3%
Cost of maintenance services and product licenses....             43.7        54.6     24.9%        121.8       154.8     27.1%
Cost of professional services........................             19.1        24.0     25.7%         52.5        68.1     29.7%
General and administrative...........................             37.4        36.4     (2.7%)       101.4       112.9     11.3%
Acquired research and development....................               --         0.4       N/A         80.8        18.1    (77.6%)
Amortization of goodwill, acquired technology and
  intangibles........................................             36.2        46.7     29.0%        102.8       131.1     27.5%
Legal settlement.....................................             16.6          --   (100.0%)        55.4          --   (100.0%)
Merger related costs and compensation charges........              0.4         2.4    500.0%         14.3         7.8    (45.5%)
                                                            ----------  ----------             ----------  ----------
          Total operating expenses...................       $    347.5  $    375.5      8.1%   $  1,093.3  $  1,105.4      1.1%
                                                            ==========  ==========             ==========  ==========

    Selling and Marketing

    Our selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Personnel and commission costs were the largest contributors to the expense growth in the three months ended December 31, 2000, due to increased headcount over the prior year and sales incentive programs implemented during the fiscal 2001 quarter. For the nine months ended December 31, 2000, in addition to higher personnel and commission costs, the expense increase also included the costs associated with the global user conference held during the first quarter of fiscal 2001. In general, marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems products and to support a growing indirect distribution channel.

    Research and Development

    Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain our data processing center. Increases in our research and development expenses for the three months and nine months ended December 31, 2000, were the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities costs, and increased depreciation expense related to computer hardware. Research and development costs were reduced by amounts capitalized in accordance with Statement of Financial Accounting Standards
(SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." We capitalize our software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During the third quarters of fiscal 2000 and 2001, we capitalized approximately $21.4 million and $25.5 million, respectively, of software development costs. Capitalized software development costs for the nine months ended December 31, 1999 and 2000 were $54.5 million and $74.5 million, respectively. The growth in capitalized costs is primarily due to increases in distributed systems product development and product integration efforts.

    Cost of Maintenance Services and Product Licenses

    Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of our products and royalty fees. Maintenance, enhancement and support costs are increasing as a percentage of maintenance fees as our product revenue mix shifts to distributed systems, which require a higher level of support. We amortized $8.3 million and $24.0 million in the third quarters of fiscal 2000 and 2001, respectively, of capitalized software development costs pursuant to SFAS No. 86, including $2.1 million and $9.0 million, respectively, to accelerate the amortization of certain software products. For the nine months ended December 31, 1999 and 2000, we amortized $19.8 million and $40.9 million, respectively, including accelerated amortization of $2.8 million and $9.5 million. We accelerated the amortization of certain software products as they were not expected to generate sufficient future revenues which would be required for us to realize the carrying value of the assets.

    We expect our cost of maintenance services and product licenses will continue to increase as we capitalize a higher level of software development costs and as we build our distributed systems product support organization, which is less cost-effective than our mainframe support organization because of the complexity and variability of the environments in which the products operate. The distributed systems products operate in a high number of operating environments, including operating systems, database management systems and ERP applications, and require greater ongoing platform support development activity relative to our mainframe products.

    Cost of Professional Services

    Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business. The increase in these costs for the three months and nine months ended December 31, 2000, over the comparable prior year periods resulted from increased headcount to support the 74% and 65% growth in professional services revenues during these periods.

    General and Administrative

    General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, product distribution, facilities management and human resources. Other expenses included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance, bad debt expense and costs of managing our foreign currency exposure. The decline in general and administrative expenses for the quarter ended December 31, 2000, was primarily related to decreased bad debt expense. Growth in general and administrative expenses for the nine months ended December 31, 2000 over the same period in the prior year was primarily attributable to increased personnel costs.

    Subsequent to December 31, 2000, we have had various management changes. The related severance costs will be included in general and administrative expenses for the quarter ending March 31, 2000. As a result, we expect a one-time increase in general and administrative expenses for the fourth quarter of fiscal 2001.

    Acquired Research and Development and Related Costs

    Acquired IPR&D costs for the nine months ended December 31, 1999 and 2000, were $80.8 million and $18.1 million, respectively. These technology charges primarily related to the acquisitions of New Dimension in the first quarter of fiscal 2000, Evity in the first quarter of fiscal 2001 and OptiSystems in the second quarter of fiscal 2001. The acquired IPR&D charge for the nine months ended December 31, 2000 also includes the write-off of assets totaling $4.7 million related to a technology agreement with Envive Corporation that was terminated during the first quarter of fiscal 2001 and a minor technology acquisition during the third quarter of fiscal 2001.

    The following table presents information concerning the purchase price allocations for the acquisitions accounted for under the purchase method for the nine months ended December 31, 1999 and 2000. See the discussion of the New Dimension acquisition in the fiscal 2000 Annual Report on Form 10-K.

                                    ACQUIRED  GOODWILL     TOTAL
  COMPANY NAME           SOFTWARE     IPR&D   AND OTHER    PRICE
  ------------           --------   --------  ---------  ---------
                                       (IN MILLIONS)
Fiscal 2000:
  New Dimension......    $  126.3    $  80.8   $  465.9  $   673.0
                         --------    -------   --------  ---------
                         $  126.3    $  80.8   $  465.9  $   673.0
                         ========    =======   ========  =========
Fiscal 2001:
  Evity..............    $    2.5    $   7.0   $   57.8  $    67.3
  OptiSystems........         6.3        6.0       59.2       71.5
  Others.............         7.2        0.4        5.7       13.3
                         --------    -------   --------  ---------
                         $   16.0    $  13.4   $  122.7  $   152.1
                         ========    =======   ========  =========

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

    At the acquisition date, the technologies under development were approximately 45% complete based on engineering man-month data and technological progress. Evity had spent nearly $1.0 million on the in-process projects and expected to spend approximately $1.3 million to complete all phases of the research and development. Anticipated completion dates ranged from 4 to 18 months, at which times we expect to begin benefiting from the developed technologies.

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

    In making its purchase price allocations for Evity and OptiSystems, we considered present value calculations of income, analyses of project accomplishments and remaining outstanding items, assessments of overall contributions, as well as project risks. The values assigned to purchased in-process technology were determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on our estimates of cost of sales, operating expenses, and income taxes from such projects.

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

    The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecasts and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 30% for Evity and 25% for OptiSystems were considered appropriate for the in-process R&D. These discount rates were commensurate with Evity's and OptiSystems' stages of development and the uncertainties in the economic estimates described above.

    If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

    Amortization of Goodwill and Intangibles

    In connection with the application of the purchase accounting method to certain of our acquisitions, portions of the purchase price were allocated to goodwill, workforce, customer base, software and other intangible assets. We are amortizing these intangibles over three to five-year periods, which reflect the estimated useful lives of the respective assets. The increase in amortization expense is primarily related to the acquisitions of Evity and OptiSystems discussed above.

    Merger-Related Costs and Compensation Charges

    In conjunction with our merger with Boole in March 1999, management approved a formal plan of restructuring which included steps to be taken to integrate the operations of the two companies, consolidate duplicate facilities and streamline operations to achieve reductions in overhead expenses in future periods. In connection with this restructuring plan, we charged $0.4 million to expense during the third quarter of fiscal 2000. During the third quarter of fiscal 2001, $1.0 million of previously accrued merger costs were reversed, as certain lease and severance obligations were satisfied at amounts below the amounts originally estimated. This reversal is reflected as a reduction of merger-related costs and compensation charges in the accompanying statements of earnings and comprehensive income. An accrual of $3.1 million remains at December 31, 2000, for facility and termination payments to be made in future periods. During the three months and nine months ended December 31, 2000, we recorded compensation charges of $3.4 million and $8.8 million, respectively, primarily related to the vesting of common stock issued as part of the Evity acquisition to certain Evity employee shareholders who we employed after the acquisition.

OTHER INCOME, NET

    For the three months and nine months ended December 31, 2000, other income, net was $20.6 million and $52.4 million, reflecting an increase of 93% and 67% from the same periods of fiscal 2000. Other income, net consists primarily of interest earned on cash, cash equivalents and investment securities and interest expense on short-term borrowings. Other income for the third quarter of fiscal 2001 includes a one-time gain of $6.3 million related to a real estate transaction. Year-to-date other income for fiscal 2001 also includes a $2.9 million one-time gain in the second quarter related to the sale of a financial instrument. The remaining increases in other income, net for the quarter and nine months are due to decreased borrowings and increased investment income in both periods.

INCOME TAXES

    For the three months and nine months ended December 31, 2000, income tax expense was $8.7 million and $8.8 million, respectively, compared to $20.4 million and $36.4 million for the same periods in fiscal 2000. Our effective tax rates were 28% and 34% for the three months and nine months ended December 31, 2000 and 23% and 20% for the comparable prior year periods. The reduction in income tax expense is attributable to the decline in pre-tax earnings discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

    We continue to primarily finance our growth through funds generated from operations. For the nine months ended December 31, 2000, net cash provided by operating activities was $432.8 million. As of December 31, 1999, we had cash, cash equivalents and investment securities of $1.0 billion and short-term borrowings of $166.0 million.

    During the first quarter of fiscal 2001, our board of directors authorized us to purchase up to $500 million in common stock. We repurchased 5.3 million common shares on the open market for $110.4 million through December 31, 2000.

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

Our Operating Margins May Decline Further.

    There is a risk that our historically high operating margins may not be sustainable and may continue to decline, which would adversely affect our earnings. Our operating margins, excluding amortization of goodwill, acquired technology and intangibles, merger-related compensation and one-time charges, declined during fiscal 2000 and declined further during the first nine months of fiscal 2001 as compared to fiscal 1999 and prior periods. We do not compile margin analysis other than on an aggregated basis; however, we are aware that operating expenses as a percentage of revenues associated with our distributed systems products are higher than those associated with our traditional mainframe products. Since our mix of business continues to shift to distributed systems, operating margins will experience more pressure. In addition, we are not currently profitable in our growing professional services business. We may be unable to increase or even maintain our current level of profitability on a quarterly or annual basis in the future. Additionally, we have acquired businesses experiencing lower operating margins than us.

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

Decreasing Demand for Mainframe Processing Capacity and Decreased IT Spending
    Could Adversely Affect Revenues.

    Fees from enterprise license transactions have historically been a fundamental component of our revenues and the primary source of mainframe license revenues. These revenues depend on our customers planning to grow their mainframe capacity and continuing to perceive an increasing need to use our existing software products on substantially greater mainframe processing capacity in future periods. Over the past year, IBM has experienced a decline in shipments of new mainframe hardware. In addition, the continued growth of distributed database management systems may have an adverse effect on growth rates for mainframe computing systems. Although we believe that businesses will continue to demand greater mainframe computing capacity and that e-business will be a driver of this demand, there can be no assurance as to whether future demand for mainframe capacity will continue to grow or not. Slower growth in our customers' mainframe processing capacity will adversely affect our revenues. In addition, many industry analysts and economists are predicting slower growth and even declines in overall IT spending by businesses during the next several quarters. Any significant decline in overall IT spending could adversely affect our revenues.

Increased Competition and Pricing Pressures Could Adversely Affect Our Sales.

    The market for systems management software has been increasingly competitive for the past number of years and is currently intensifying. We compete with a variety of software vendors including IBM and Computer Associates International, Inc. (CA). We derived approximately 64% of our total revenues in fiscal 2000 and 58% of our total revenues in the first nine months of fiscal 2001 from software products for IBM and IBM-compatible mainframe computers. IBM continues to focus on reducing the overall software costs associated with the OS/390 mainframe platform. IBM continues, directly and through third parties, to aggressively enhance its utilities for IMS and DB2 to provide lower cost alternatives to the products provided by us and other independent software vendors. IBM has significantly increased its level of activity in the IMS and DB2 high-speed utility markets over the last two years and recently launched a significant research and development commitment to compete in these markets. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business will be materially adversely affected. CA entered the mainframe database tools and utilities market with its acquisition of Platinum Technology International, Inc. (DB2 tools and utilities) and Innovative Designs, Inc. (IMS tools and utilities) and is competing with us in these markets. Microsoft entered the distributed systems monitoring and management market through its relationship with Net IQ and is now competing with us in the market for management tools for the Windows operating system.

    Capacity-based upgrade fees associated with both current and future processing capacity contributed approximately one-fourth to one-third of our total revenues in each of fiscal years 1998, 1999 and 2000. Due to the decreases in our mainframe business during fiscal 2001, such mainframe upgrade fees have declined to 20% of total revenues for the first nine months of fiscal 2001. The charging of upgrade fees based on the capacity to which the product is licensed is standard among mainframe systems software vendors, including IBM. While we believe our current pricing policies properly reflect the value provided by our products, the pricing of mainframe systems software and particularly the charging of capacity-based upgrade fees is under constant pressure from customers and competitive vendors. IBM continues to reduce the costs of its mainframe systems software to increase the overall cost competitiveness of its mainframe hardware and software products and generally charges less for its software products. In connection with the introduction of its Z-series server, IBM has announced changes to its mainframe software pricing, including a new workload-based pricing model. These actions continue to increase pricing pressures within the mainframe systems software markets. We continue to reduce the cost of our mainframe tools and utilities in response to these and other competitive pressures. We have also announced that we will support the new workload-based pricing structure for the Z-series, but the effect of this change on our future mainframe license revenues cannot be determined.

Maintenance Revenue Growth Could Slow.

    Maintenance revenues have increased over the last three fiscal years and the first nine months of fiscal 2001 as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per MIPS basis are typically reduced in enterprise license agreements for our mainframe products. Historically, we have enjoyed high maintenance renewal rates for our mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. To date, we have been successful in extending our traditional maintenance and support pricing model to the distributed systems market. Renewal rates for maintenance on our distributed systems products are lower than on our mainframe products.

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

Risks Associated With Managing Growth.

    We have experienced an extended period of: (i) significant revenue growth prior to fiscal 2001; (ii) acquisitions; (iii) expansion of our software product lines and supported platforms; (iv) significant expansion in our number of employees; (v) increased pressure on the viability and scope of our operating and financial systems; and (vi) expansion in the geographic scope of our operations. This growth has resulted in new and increased responsibilities for management personnel and has placed a significant strain upon our management, operating and financial controls and resources, including our information systems and services and development organizations. To accommodate growth, compete effectively and manage potential future growth, we must continue to implement and improve the speed and quality of our information decision support systems, management decisions, reporting systems, procedures and controls. To the extent our personnel, procedures, systems and controls are not adequate to support our future operations, our results of operations and financial position may be materially adversely affected.

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

Risk of Year 2000 Related Problems.

    Through the year following January 1, 2000, we have not experienced any material failures related to Year 2000; however, there remains a risk that latent Year 2000 problems could affect us or our products. We have tested the ability of our software products to process Year 2000 data without interruption or errors and believe that our products are substantially Year 2000 compliant. Despite these tests, there can be no assurance that undetected errors or defects do not exist that could cause these software products to fail to process Year 2000 data correctly. There is a risk that such undetected errors or defects could surface at a later date, and that customers may assert claims against us for any losses resulting from such errors or defects. To date, we are not aware of any material claims being asserted or made against us related to Year 2000 failures. However, we cannot predict whether or to what extent any legal claims will be brought, or whether we will suffer any liability as a result of any adverse consequences to our customers related to Year 2000 failures.

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

    Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980's, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Palestinian people and the Arab countries. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel's establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. To date, the current unrest in the region and hostilities within Israel associated with the ongoing peace process have not caused disruption of our operations located in Israel.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        On February 4, 2000, an action styled Dov Klein v. BMC Software, Inc., Richard P. Gardner, Stephen B. Solcher, Roy J. Wilson, Kevin M. Weiss, Kevin M. Klausmeyer, Max P. Watson, Jr., William M. Austin, Wayne S. Morris, M. Brinkley Morse, Robert E. Beauchamp, and Theodore W. Van Duyn, No. 00-CV-359, was filed in the United States District Court for the Southern District of Texas, Houston Division. The plaintiff alleges that BMC Software and eleven current and former senior executives violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The plaintiff contends that BMC Software and the individual defendants artificially inflated our stock price by extending unusual payment terms to purchasers of our products, failing to disclose softening demand and increasing competition for our products, and failing to disclose difficulties in managing our sales force. The plaintiff seeks unspecified compensatory damages, interest and costs, including legal fees. The action is subject to the Private Securities Litigation Reform Act of 1995. On March 9, 2000, the court consolidated four similar actions, ordered that all subsequently filed similar actions be consolidated, and set out a briefing schedule. Subsequently, six additional cases were filed that made similar allegations. These cases were also consolidated into the main action. On August 14, 2000, the plaintiff filed a consolidated amended complaint. This complaint alleges a class of all persons who purchased BMC stock between July 29, 1999 and July 5, 2000. We have filed a motion to dismiss the complaints and we intend to defend the consolidated action vigorously. Briefing on the motion to dismiss is not complete. At this early stage of the litigation, it is not possible to estimate potential damages, but it appears that if liability were established, an unfavorable judgment or settlement could have a material adverse effect on our financial position and results of operations.

         We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At BMC Software's Special Meeting of Stockholders held on November 9, 2000 the following proposal was adopted by the margin indicated.

                                                                   NUMBER OF SHARES
                                                      VOTED FOR      VOTED AGAINST    ABSTAIN
                                                     -----------   ----------------   -------

1. To approve an amendment to the BMC Software,
Inc. 1996 Employee Stock Purchase Plan to
increase the number of shares of common stock
that may be issued under the Plan.                   204,458,420       5,745,685      856,792

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        None

    (b) Reports on Form 8-K.

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BMC SOFTWARE, INC.

                                             By:   /s/ ROBERT E. BEAUCHAMP
                                                --------------------------------
                                                       Robert E. Beauchamp
                                                  President and Chief Executive
                                                             Officer
February 14, 2001

                                             By:        /s/ JOHN W. COX
                                                --------------------------------
                                                            John W. Cox
                                                 Vice President, Chief Financial
                                                   Officer and Chief Accounting
                                                              Officer

February 14, 2001