Form 10-K
period 2001-03-31
BMC SOFTWARE INC
filed 2001-06-14
CIK 835729

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on June 4, 2001 was $6,182,625,425.
     As of June 4, 2001, there were outstanding 247,739,204 shares of Common Stock, par value $.01, of the registrant.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in this report:
     Definitive Proxy Statement filed in connection with the registrant's Annual Meeting of Stockholders currently scheduled to be held on August 27, 2001 (Part III of this Report).
     Such Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     BMC Software is one of the world's largest independent systems software vendors, delivering comprehensive enterprise management. We are focused on Assuring Business Availability(TM) by providing software solutions that enhance the availability, performance and recoverability of our customers' business-critical applications to help them better manage their businesses. Our portfolio of systems management solutions allows our customers to manage the various components and technologies within their information technology ("IT") systems from end to end, from legacy databases and applications on large mainframes to customer-facing web portals and exchanges.

     Our integrated software solutions address the numerous technology layers within the IT enterprise: operating systems, databases, middleware, web application servers, transaction servers and the applications themselves. We address all of the predominant operating environments of enterprise computing, including:

     - the IBM OS/390 and z/OS mainframe operating systems;

     - the predominant Unix operating system variants, including Sun Solaris, HPUX, IBM's AIX, Linux and Compaq's Tru64;

     - Microsoft's Windows NT and Windows 2000 operating systems; and

     - E-business platforms such as IBM's WebSphere, Microsoft's Site Server Commerce Edition and BEA Systems' WebLogic.

     We also manage all the major enterprise applications, including those from Oracle, SAP, Seibel, Commerce One and Ariba. We have also extended our management of the enterprise beyond the firewall with our SiteAngel(TM) web transactions monitoring service. Combined with our services professionals who provide consulting, implementation and integration services, our broad portfolio of software solutions allows us to offer our customers integrated, cross-platform enterprise management.

     We were organized as a Texas corporation in 1980 and were reincorporated in Delaware in July 1988. Since March 1998, we have completed several strategic acquisitions. We acquired BGS Systems, Inc. ("BGS") in March 1998, Boole & Babbage, Inc. ("Boole") in March 1999, New Dimension Software Ltd. ("New Dimension") in April 1999, Evity, Inc. ("Evity") in April 2000, OptiSystems Solutions, Ltd. ("OptiSystems") in August 2000 and Perform SA ("Perform") in February 2001. Our principal corporate offices are located at 2101 CityWest Blvd., Houston, TX 77042-2827. Our telephone number is (713) 918-8800.

STRATEGY

     Our strategy is Assuring Business Availability(TM). The underlying premise of this strategy is that the success of any enterprise today depends on its IT systems. Business-critical applications typically consist of numerous components from multiple vendors, such as packaged, custom and legacy e-business, manufacturing, billing, supply chain, management information and payroll applications. Even routine or baseline applications such as e-mail and calendaring applications become business critical when an organization depends on them for its day-to-day operations. Application downtime or performance degradation can halt or greatly impede an enterprise's daily operations. In addition, the explosive growth of the Internet as a platform for commerce has placed tremendous pressure on IT operations to make these applications available on an uninterrupted, full time basis. Our focus is on the operation and performance of applications and their underlying components in high stress deployments. Our strategy is to provide end-to-end enterprise management solutions designed to ensure the availability, performance and recoverability of critical application services with rapid deployment of the management solution. Examples of the capabilities and benefits of our solutions include:

     - Providing usage, performance and availability information about a system that allows the user to monitor, report, manage and achieve service levels;

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

     - Maximizing the efficiency of hardware and software investments by providing capacity planning;

     - Automated discovery of network devices, visualization of the network and reporting of network performance; and

     - Business integrated scheduling, output management and security administration.

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

PRODUCTS

     Our products empower our customers in this global economic environment where speed, time to value, and value over time are critical. Today, it is not simply how quickly a company can get into a market, but how quickly they can respond to end-user requirements and customer requests. Our solutions are positioned to move at Internet speed and aggressively build customer value. Our solutions fall into the following broad categories: Enterprise Server Management, Business Integrated Scheduling, Application & Database Performance Management, Recovery & Storage Management and other software solutions.

  Enterprise Server Management

     Our Enterprise Server Management solutions optimize the availability and performance of critical S/390 and z/OS online and batch applications. Our solutions provide the ability to manage and optimize customers' S/390 and z/OS operating environments, including the S/390 and z/OS operating systems, Linux, CICS, IMS/TM, USS and WebSphere, as well as the network and middleware components, including VTAM, IP and MQ. Our performance solutions also include components that balance workloads across multiple images and optimize input and output to minimize elapsed times and maximize throughput. These solutions provide performance management and control, predictive analysis and capacity planning across the S/390 and z/OS platforms. Our Enterprise Server Management solutions also offer tools to monitor, manage and dynamically optimize the performance of IMS and DB2 business applications to provide our customers their desired service levels. These tools address all management and performance-related issues in the associated subsystem, application, resource or object. We also provide tools that administer and maintain IMS and DB2 databases while ensuring their integrity. The coordinated, high-performance utilities deliver intelligent automation that allows for optimal performance and availability for business critical applications using IMS and DB2 databases.

     Our Enterprise Server Management solutions contributed approximately 52%, 43% and 39% of our license revenues in fiscal 1999, 2000 and 2001, respectively.

  Business Integrated Scheduling

     Our Business Integrated Scheduling solutions provide comprehensive business-integrated scheduling over a multitude of platforms and applications from a central point of control. They offer enhanced exception detection capabilities that indicate location and severity efficiently and take corrective action. This centralized solution is capable of managing applications regardless of hardware configuration, integrates with numerous third-party products and applications and supports over 20 platforms including Unix, OS/390, z/OS, Windows NT, Windows 2000, and ERP applications.

     Business processes span multiple applications and require solutions focused on the business processes that comprise the complete flow, rather than the technologies that are underlying the applications. A typical example of an application that requires a Business Integrated Scheduling approach is the purchase of shares in a mutual fund. What was formerly a process of the investor receiving a telephone call from a buyer, completing a paper bid order and sending the "stamped" acceptance through a series of manual steps, such as valuation, account updates, receipt notification, etc., has become a dynamic and rapid process. The initial request may now come from multiple sources, such as telephone, e-mail, web or fax, and require cross-application data transfers from different trading and investment systems and ad-hoc batch transactions needing variable application input. Each process is not as independent as it once was and our Business Integrated Scheduling solutions ensure that the entire transaction handling is integrated across applications and managed effectively so that funds are valued, accounts are updated, clients and brokers are notified and service level expectations are met.

     Our Business Integrated Scheduling solutions contributed approximately 2%, 5% and 9% of our license revenues in fiscal 1999, 2000 and 2001.

  Application & Database Performance Management

     Our Application & Database Performance Management solutions monitor and improve all aspects of application service across the distributed IT enterprise. The autonomous, intelligent PATROL(R) Agent, which resides on the database management system, web or application server, is equipped to take corrective action and can communicate these actions to a centralized console on an as-needed basis, as defined by the user. The various products within our PATROL family provide service level management, enhanced availability, performance monitoring and management for the entire distributed enterprise, including applications, databases, middleware, operating systems and network devices. PATROL solutions provide management for e-business applications, including business-to-business supply chain and value chain applications, web application servers and Internet devices. PATROL solutions also include platform support for Windows, Linux, Solaris, Unix and other services residing on those operating systems.

     Also included in this product category is our DataOne(TM) solution family, which includes distributed database products supporting the following databases:
Oracle, Microsoft SQL Server, DB2, Universal Database, Sybase and Informix. These products are aimed at improving the efficiency of database administration and address the areas of: SQL development, change management, performance monitoring and tuning, maintenance optimization and business information delivery.

     Our Application & Database Performance Management solutions contributed approximately 24%, 26% and 26% of our license revenues in fiscal 1999, 2000 and 2001, respectively.

  Recovery & Storage Management

     Our Recovery & Storage Management product group provides solutions across the entire enterprise environment, including support for new technology such as intelligent storage and storage area networks, and provides database application recovery solutions, leveraging the underlying storage management to help customers achieve business availability goals. The solutions in this group are facilitated through PATROL Storage Resource Manager and backup and recovery products across all major database platforms. During fiscal 2001, we introduced our Application-Centric Storage Management(TM) ("ACSM") initiative that allows customers to manage their enterprise storage assets in a way that optimizes application availability, performance and recoverability. By focusing on the application itself to direct storage policies and procedures, ACSM directly relates storage management to business processes.

     Our Recovery & Storage Management solutions contributed approximately 18%, 18% and 16% of our license revenues in fiscal 1999, 2000 and 2001, respectively.

  Other Software Solutions

     Our other software solutions primarily include our security, enterprise resource planning ("ERP"), network performance management, business information integration, output management and service provider solutions. Our security administration solutions facilitate user registration and password administration and thereby enhance and strengthen the overall security of e-business involvement. Our ERP solutions include a comprehensive set of tools and utilities for SAP R/3 as well as other ERP applications. Our network performance management solutions enable network managers to predict network requirements and proactively manage network performance in a cost-effective and timely manner. Our service provider solutions, which are built on the foundation of our SiteAngel web transaction monitoring technology, provide comprehensive service solutions to customers on a subscription basis for the remote application of their web infrastructure.

     Our other software solutions contributed approximately 4%, 8% and 10% of our license revenues in fiscal 1999, 2000 and 2001, respectively.

SALES AND MARKETING

     We market and sell our products principally through our direct sales force. We supplement the efforts of our direct sales force with an indirect sales channel. We have established channels operations groups worldwide to promote, negotiate and support such distribution arrangements and are continuing to invest in our channels infrastructure. We are also represented by local distributors in geographical territories in which we have not established a direct sales presence.

INTERNATIONAL OPERATIONS

     Approximately 39%, 36% and 43% of our total revenues in fiscal 1999, 2000 and 2001, respectively, were derived from business outside North America. Our international operations provide sales, sales support, product support, marketing and product distribution services for our customers located outside of North America. We also conduct development activities in Tel Aviv, Israel for our INCONTROL and ERP products and in Aix en Provence, France for our network management products. Our development operations in Singapore and Frankfurt, Germany provide local language support, product internationalization and integration with local-market hardware and software.

     We believe that our operations outside the United States are located in countries that are politically stable and that such operations are not exposed to any special or unusual risks, except for the product development operations in Israel, discussed below. Our growth prospects are highly dependent upon the continued growth of our international license and software maintenance revenues, and such revenues and expenses have been somewhat unpredictable in the past.

     Revenues from our foreign subsidiaries are denominated in local currencies, as are operating expenses incurred in these locales. To date, we have not had any material foreign currency exchange losses. For a discussion of our currency hedging program and the impact of currency fluctuations on international license revenues in fiscal 2000 and 2001, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 1(f) to the Consolidated Financial Statements contained herein. We have not previously experienced any difficulties in exporting our products, but no assurances can be given that such difficulties will not occur in the future.

     We have a significant presence in the State of Israel where our INCONTROL and ERP product development operations are located. We believe that Israel is home to highly talented and experienced software developers and other personnel and we intend to continue to invest in our Israeli operations. For a discussion of various unusual risks associated with Israeli operations and investments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Certain Risks and Uncertainties That Could Affect Future Operating Results -- Conditions in Israel."

RESEARCH AND PRODUCT DEVELOPMENT

     In fiscal 2001, research and development spending, net of capitalized amounts, represented 16% of total revenues and 18% of total operating expenses (excluding acquired research and development, amortization of acquired technology, goodwill and intangibles, and merger-related costs and compensation charges). These costs related primarily to the compensation of research and development personnel. Although we develop many of our products internally, we may acquire technology from third parties when appropriate and may incur royalty and other payment obligations in connection with such acquisitions. Traditionally, we have acquired rights from third parties to use certain technologies that we believed would accelerate development of new products. Our expenditures on research and development and on product maintenance and support, including amounts capitalized, in the last three fiscal years are discussed below under the headings, "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Expenses -- Research and Development" and "-- Expenses -- Cost of Maintenance Services and Product Licenses."

     Our primary research and development activities are based in Houston and Austin, Texas, Waltham, Massachusetts, San Jose, California, Tel Aviv, Israel and Aix en Provence, France. We internally create and produce all user manuals, sales materials and other documentation related to our products. Product manufacturing and distribution is based in Houston, Texas, with European manufacturing and distribution based in Dublin, Ireland, and Asia Pacific manufacturing and distribution based in Singapore.

MAINTENANCE, ENHANCEMENT AND SUPPORT SERVICES

     Revenues from providing maintenance, enhancement and support services comprised 29%, 28% and 35% of our total revenues in fiscal 1999, 2000 and 2001, respectively. Payment of maintenance, enhancement and support fees entitles a customer to telephone and Internet support and problem resolution services, including proactive notification, electronic support requests and a resolution database, and enhanced versions of a product released during the maintenance period, including new versions necessary to run with the most current release of the operating systems, databases and other software supported by the product. Such maintenance fees are an important source of recurring revenue to us, and we invest significant resources in providing maintenance services and new product versions. These services are important to our customers who require immediate problem resolution because of their use of our products to manage their business-critical IT systems. The services are also necessary because customers require forward compatibility when they install new versions of the software systems supported by a BMC product.

PROFESSIONAL SERVICES

     Our professional services group consists of a worldwide team of experienced software consultants. During fiscal 2000 and 2001, we rapidly grew the professional services group from less than 200 software consultants at the beginning of fiscal 2000 to over 400 software consultants today, achieving a critical mass in North America and Europe. Professional services contributed approximately 2%, 3% and 6% of our revenues for fiscal 1999, 2000 and 2001, respectively.

PRODUCT PRICING AND LICENSING

     Our software solutions are generally licensed under either a tiered computer license or under an enterprise license. Under a tiered computer license, a customer is licensed to use the product on a single computer and the license fee for a product increases in relation to the processing capacity of the computer on which the product is installed. Under an enterprise license, the customer is licensed to use the products across its enterprise, subject to capacity limits such as the aggregate processing power of all the computers in the case of products running on mainframe systems or the number of servers in the case of products running on a distributed network. Under tiered pricing, computers are classified according to their processing power with more powerful computers falling into higher tiers and carrying higher license fees. In a tiered computer license, a license upgrade fee is owed if a product is installed on a more powerful computer that falls into a higher tier. In an enterprise license, additional license fees are owed when the licensed capacity is exceeded. Most of our largest customers have entered into enterprise license agreements. Under both tiered and enterprise licenses, we negotiate discounts from our list prices for our software solutions, primarily discounts for multiple copies of a product and volume discounts for enterprise license transactions.

     We also have pricing and licensing models to address the management and application service provider markets. We license our products to service providers on a term basis and charge both a fixed price during the term and a variable cost based on the number of end users the service provider services. We recognize this revenue ratably over the term of the license. Also, our SiteAngel subscription service is provided for a term fee based on the agreed number of transaction types monitored and monitoring frequencies a customer utilizes. This revenue is recognized ratably over the term of the service contract. We anticipate that we will continue to introduce additional pricing and licensing models to meet the needs of the marketplace, some of which may require us to recognize revenue over time.

     We recognize revenues from licenses and upgrade fees when both parties are legally obligated under the terms of the respective agreement, the underlying software products have been delivered, collection is deemed probable and there are no remaining material obligations on our part. In certain agreements, we have negotiated flexible terms and conditions to address specific customer needs. Because the inclusion of such terms prevents upfront revenue recognition, the license fees are either deferred to future periods when any contingencies are satisfied or recognized ratably over the term of the contract. In addition to our service provider solutions, from which 100% of the revenue is recognized ratably over the term of the contract, we expect an increased amount of our license revenue in fiscal 2002 to be either deferred or recognized ratably as compared with fiscal 2001 due to certain flexible terms and conditions included in agreements. We recognize maintenance revenues, including maintenance bundled with perpetual license fees, ratably over the maintenance period, and we recognize professional services revenues as the services are provided.

     We make extended payment terms for our products and services available to qualifying customers for qualifying transactions. By providing such financing, we allow our customers to better manage their IT expenditures and cash flows.

     Our products are generally marketed on a trial basis. When a customer desires to license a trial product, a permanent product copy or a coded password to convert the trial tape to a permanent tape is provided. Consequently, we do not have any material backlog of undelivered products. We license our software products primarily on a perpetual basis.

COMPETITION

     The enterprise management software business is highly competitive with competition continually increasing, as discussed below and in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" section of this report under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results." There are several companies, including IBM, Computer Associates and Microsoft, as well as large computer manufacturers such as Sun and HP, which have substantially greater resources than we have, as well as the ability to develop and market enterprise management solutions similar to and competitive with the solutions offered by us. In addition, there are numerous independent software companies that compete with one or more of our software solutions. Although no company competes with us across our entire software solution line, we consider at least 50 firms to be directly competitive with one or more of our enterprise software solutions. In enterprise management, database management, network management, application management, security, and storage for the desktop, distributed and mainframe environments, there are hundreds of companies whose primary business focus is on at least one but not all of these solutions. Certain of these companies have substantially larger operations than ours in these specific niches.

     Our Enterprise Server Management unit competes directly with IBM. Certain of our solutions operate primarily with IBM's IMS and DB2 database management systems, IMS/TM and CICS transaction managers. Some of our solutions, including our core IMS and DB2 database tools and utilities, are essentially improved versions of system software utilities that are provided as part of these integrated IBM system software products. IBM also markets separately priced competing utilities in addition to its base utilities. Although we believe that our solutions provide customers with greater functionally and added value, product pricing is a key competitive factor in the market for third-party tools and utilities for IMS and DB2.

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

CUSTOMERS

     No single customer accounted for a material portion of our revenues during any of the past three fiscal years. Our software products are generally used in a broad range of industries, businesses and applications. Our customers include manufacturers, telecommunications companies, financial service providers, banks, insurance companies, educational institutions, retailers, distributors, hospitals, government agencies and value-added resellers.

INTELLECTUAL PROPERTY

     We distribute our products in object code form and rely upon contract, trade secret, copyright and patent laws to protect our intellectual property. The license agreements under which customers use our products restrict the customer's use to its own operations and prohibit disclosure to third persons. We now distribute certain of our products on a shrink-wrap basis, and the enforceability of such restrictions in a shrink-wrap license is unproven in certain jurisdictions. Also, notwithstanding those restrictions, it is possible for other persons to obtain copies of our products in object code form. We believe that obtaining such copies would have limited value without access to the product's source code, which we keep highly confidential. In addition, we employ protective measures such as CPU dependent passwords, expiring passwords and time-based trials.

EMPLOYEES

     As of March 31, 2001, we had 7,330 full-time employees. We believe that our continued success will depend in part on our ability to attract and retain highly skilled technical, sales, marketing and management personnel. Competition continues to increase for well-qualified software sales, development and consulting personnel. We consider our employee relations to be excellent.

ITEM 2.  PROPERTIES

     Our headquarters and principal marketing and product development operations are located in Houston, Texas, where we own and occupy four office buildings totaling approximately 1,483,000 square feet. We also maintain development organizations in various locations around the world where we lease the necessary facilities, none of which are significant individually or in the aggregate.

ITEM 3.  LEGAL PROCEEDINGS

     On February 4, 2000, an action styled Dov Klein v. BMC Software, Inc., Richard P. Gardner, Stephen B. Solcher, Roy J. Wilson, Kevin M. Weiss, Kevin M. Klausmeyer, Max P. Watson, Jr., William M. Austin, Wayne S. Morris, M. Brinkley Morse, Robert E. Beauchamp, and Theodore W. Van Duyn, No. 00-CV-359, was filed in the United States District Court for the Southern District of Texas, Houston Division. The plaintiff alleges that BMC Software and eleven current and former senior executives violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The plaintiff contends that BMC Software and the individual defendants artificially inflated our stock price by extending unusual payment terms to purchasers of our products, failing to disclose softening demand and increasing competition for our products, and failing to disclose difficulties in managing our sales force. The plaintiff seeks unspecified compensatory damages, interest and costs, including legal fees. The action is subject to the Private Securities Litigation Reform Act of 1995. On March 9, 2000, the court consolidated four similar actions, ordered that all subsequently filed similar actions be consolidated, and set out a briefing schedule. Subsequently, six additional cases were filed that made similar allegations. These cases were also consolidated into the main action. On August 14, 2000, the plaintiff filed a consolidated amended complaint. This complaint alleges a class of all persons who purchased BMC stock between July 29, 1999 and July 5, 2000. We have filed a motion to dismiss the complaints and we intend to defend the consolidated action vigorously. Briefing on the motion to dismiss is complete. At this early stage of the litigation, it is not possible to estimate potential damages, but it appears that if liability were established, an unfavorable judgment or settlement could have a material adverse effect on our financial position and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From August 12, 1988 to March 12, 2001, our common stock was traded in the NASDAQ National Market System under the symbol "BMCS." Since March 13, 2001, our common stock has been traded on the New York Stock Exchange under the symbol "BMC." At June 4, 2001, there were 1,671 holders of record of common stock.

     The following table sets forth the high and low bid quotations per share of common stock for the periods indicated.

                                                               PRICE RANGE OF
                                                                COMMON STOCK
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
FISCAL 2000
  First Quarter.............................................  $54.50    $30.00
  Second Quarter............................................   71.88     47.50
  Third Quarter.............................................   84.06     50.25
  Fourth Quarter............................................   86.63     36.00
FISCAL 2001
  First Quarter.............................................  $51.38    $35.38
  Second Quarter............................................   36.81     16.13
  Third Quarter.............................................   22.53     13.00
  Fourth Quarter............................................   33.00     13.50

     The only dividends declared or paid since 1988 relate to BGS prior to our acquisition of the company. We do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings otherwise available for cash dividends on the common stock for use in our operations, for expansion and for stock repurchases. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data presented under the captions "Statement of Earnings Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 2001, are derived from the Consolidated Financial Statements of BMC Software, Inc. and its subsidiaries. Our historical financial data has been restated to include the historical financial results of Boole and BGS for each of the periods presented. As BMC, Boole and BGS had different fiscal year ends, necessary adjustments have been made to conform fiscal year ends for certain periods. As a result of the adjustments made to conform the fiscal year ends for only the year ended March 31, 1999, in accordance with SEC regulations, the selected consolidated statement of earnings data excludes the results of operations of Boole for the six months ended March 31, 1998, which included total revenues of $106.5 million and net earnings of $17.8 million and of BGS for the two months ended March 26, 1998, which included total revenues of $6.5 million and net loss of $8.0 million. The financial statements of BMC for all fiscal years presented have been audited by Arthur Andersen LLP, independent public accountants, except for the consolidated financial statements of Boole which were audited by Ernst & Young LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements as of March 31, 2000 and 2001, and for each of the three years in the period ended March 31, 2001, the accompanying notes and the report of independent public accountants thereon, which are included elsewhere in this Form 10-K.

                                                           YEARS ENDED MARCH 31,
                                            ----------------------------------------------------
                                             1997      1998       1999        2000        2001
                                            ------    ------    --------    --------    --------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Total revenues............................  $791.9    $985.3    $1,303.9    $1,719.2    $1,504.0
Operating income (loss)...................   242.8     253.6       415.3       270.5        (8.5)
Net earnings..............................  $184.4    $188.5    $  362.6    $  242.5    $   42.4
                                            ======    ======    ========    ========    ========
Basic earnings per share..................  $ 0.81    $ 0.82    $   1.55    $   1.01    $   0.17
                                            ======    ======    ========    ========    ========
Diluted earnings per share................  $ 0.76    $ 0.77    $   1.46    $   0.96    $   0.17
                                            ======    ======    ========    ========    ========
Shares used in computing basic earnings
  per share...............................   226.5     229.8       234.3       241.0       245.4
                                            ======    ======    ========    ========    ========
Shares used in computing diluted earnings
  per share...............................   241.5     244.5       248.6       253.0       252.5
                                            ======    ======    ========    ========    ========

                                                             AS OF MARCH 31,
                                         --------------------------------------------------------
                                           1997        1998        1999        2000        2001
                                         --------    --------    --------    --------    --------
                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Cash and cash equivalents..............  $  127.1    $  106.0    $  347.9    $  152.4    $  146.0
Working capital........................     114.5        96.4       222.6        12.3        73.7
Total assets...........................   1,104.8     1,498.1     2,282.7     2,962.1     3,033.9
Stockholders' equity...................     659.5       877.7     1,334.4     1,780.9     1,815.3
Dividends declared.....................       5.8         7.6          --          --          --
Dividends declared per share...........  $   0.03    $   0.03    $     --    $     --    $     --

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

HISTORICAL INFORMATION

     Historical performance should not be viewed as indicative of future performance, as there can be no assurance that operating income (loss) or net earnings as a percentage of revenues will be sustained at these levels. For a discussion of factors affecting operating margins, see the discussions below under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results."

  Acquisitions

     In March 1999, we acquired Boole in a stock-for-stock merger. We issued
19.1 million shares of common stock in the transaction. The transaction was accounted for using the pooling-of-interests method, and we have restated the prior period financial results to include those of Boole for the periods presented.

     In April 1999, we acquired New Dimension in a cash tender offer. This transaction was accounted for using the purchase accounting method and accordingly, New Dimension's financial results have been included in our fiscal 2000 financial results since the acquisition date.

     In April 2000, we acquired Evity for 1.6 million shares of common stock and cash of $10 million. Stock options to purchase 0.4 million common shares were issued to replace outstanding Evity stock options. In August 2000, we acquired OptiSystems for cash. These transactions, along with various other immaterial technology acquisitions, were accounted for using the purchase accounting method and accordingly, the financial results for these entities have been included in our fiscal 2001 financial results since the applicable acquisition dates.

  Results of Operations

     The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Consolidated Statements of Earnings and Comprehensive Income bear to total revenues.

                                                                   PERCENTAGE OF
                                                                  TOTAL REVENUES
                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
Revenues:
  License...................................................   69.6%    68.6%    59.3%
  Maintenance...............................................   28.5     28.3     34.9
  Professional services.....................................    1.9      3.1      5.8
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
Selling and marketing expenses..............................   32.0     32.6     40.0
Research and development expenses...........................   12.6     12.4     15.6
Cost of maintenance services and product licenses...........   11.7     10.3     13.8
Cost of professional services...............................     --      4.3      6.3
General and administrative expenses.........................    7.3      7.9     11.0

                                                                   PERCENTAGE OF
                                                                  TOTAL REVENUES
                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
Acquired research and development...........................    1.3      4.7      1.4
Amortization of acquired technology, goodwill and
  intangibles...............................................    0.3      8.1     11.9
Legal settlement............................................     --      3.2       --
Merger-related costs and compensation charges...............    3.0      0.8      0.6
                                                              -----    -----    -----
  Operating income (loss)...................................   31.8     15.7     (0.6)
Interest expense............................................     --     (1.3)    (0.7)
Interest and other income, net..............................    4.8      3.7      5.3
                                                              -----    -----    -----
  Other income, net.........................................    4.8      2.4      4.6
                                                              -----    -----    -----
  Earnings before income taxes..............................   36.6     18.1      4.0
Income taxes................................................    8.7      4.0      1.2
                                                              -----    -----    -----
  Net earnings before cumulative effect of accounting
     change.................................................   27.9     14.1      2.8
Cumulative effect of accounting change, net of taxes........   (0.1)      --       --
                                                              -----    -----    -----
  Net earnings..............................................   27.8%    14.1%     2.8%
                                                              =====    =====    =====

  Revenues

                                                                             PERCENTAGE CHANGE
                                                                         --------------------------
                                          YEARS ENDED MARCH 31,             2000           2001
                                     --------------------------------    COMPARED TO    COMPARED TO
                                       1999        2000        2001         1999           2000
                                     --------    --------    --------    -----------    -----------
                                              (IN MILLIONS)
License:
  North America....................  $  557.1    $  777.7    $  483.5        39.6%         (37.8)%
  International....................     349.8       402.5       408.7        15.1%           1.5%
                                     --------    --------    --------
          Total license revenues...     906.9     1,180.2       892.2        30.1%         (24.4)%
                                     --------    --------    --------
Maintenance:
  North America....................     218.5       294.5       330.8        34.8%          12.3%
  International....................     153.8       191.2       193.3        24.3%           1.1%
                                     --------    --------    --------
          Total maintenance
            revenues...............     372.3       485.7       524.1        30.5%           7.9%
                                     --------    --------    --------
Professional services:
  North America....................      17.3        32.3        47.7        86.7%          47.7%
  International....................       7.4        21.0        40.0       183.8%          90.5%
                                     --------    --------    --------
          Total professional
            services revenues......      24.7        53.3        87.7       115.8%          64.5%
                                     --------    --------    --------
          Total revenues...........  $1,303.9    $1,719.2    $1,504.0        31.9%         (12.5)%
                                     ========    ========    ========

     We generate revenues from product license fees for our computer software solutions, product maintenance and support fees for the associated maintenance, enhancement and support of these solutions and professional services fees. We generally recognize revenue from license fees upon the execution of a software license agreement signed by both parties, the delivery of the underlying products to the customer and the acceptance of such products by the customer, determination that the software license fees are fixed and determinable and determination that collection of the fees is probable. In instances when any one of the four revenue recognition criteria are not met, license revenue is either deferred until the criteria are met or is deferred and recognized on a ratable basis. Maintenance and support fees are recognized ratably over the maintenance term as defined in the applicable software license agreement and professional services fees are recognized as the services are provided. For further discussion of our revenue recognition policies, refer to the discussion below and to Note 1(h) to the Consolidated Financial Statements contained herein.

     Total revenue growth of 32% in fiscal 2000 resulted from revenues generated by our Enterprise Server Management solutions, particularly those for DB2, our Application & Database Performance Management product lines, the addition of the New Dimension INCONTROL products in a purchase accounting transaction and, to a lesser extent, growth of product maintenance and services fees. Excluding incremental revenues associated with New Dimension, total revenue growth was approximately 23% for fiscal 2000. The total revenue decline of 13% in fiscal 2001 resulted primarily from a decrease in enterprise license transactions during the year and a reduction in license upgrade fees as discussed under Product License Revenues below. Demand weakness was experienced across the board during fiscal 2001 by independent software vendors with mainframe product portfolios. We believe that this indicates that external market factors contributed significantly to this weakness. While it is impossible to assign weights to any individual factors, market factors that may have contributed to this weakness and the resultant negative effect on license revenues experienced by us and our competitors included uncertainties associated with the roll-out of IBM's Z-series mainframe product family and workload-based pricing model and continued customer absorption of capacity purchased in association with Year 2000 compliance programs. These factors also impacted revenues for our other products because many of our mainframe customers are also customers of our other products and sometimes purchase these other products together with mainframe products in enterprise solutions. Revenues from companies we acquired in purchase accounting transactions during fiscal 2001 did not provide a significant offset to the revenue declines discussed above. Though fiscal 2001 revenues were down in all quarters compared to the prior year, revenues in the third and fourth quarters of fiscal 2001 showed sequential growth over the immediately preceding quarters. Product revenue growth was only nominally impacted by price increases and inflation in fiscal 2000 and 2001.

  Product Line Revenues

                                                                             PERCENTAGE CHANGE
                                                                         --------------------------
                                          YEARS ENDED MARCH 31,             2000           2001
                                     --------------------------------    COMPARED TO    COMPARED TO
                                       1999        2000        2001         1999           2000
                                     --------    --------    --------    -----------    -----------
                                              (IN MILLIONS)
Enterprise Server Management.......  $  702.2    $  770.3    $  603.0         9.7%         (21.7)%
Business Integrated Scheduling.....      23.7        92.8       112.1       291.6%          20.8%
Application & Database Performance
  Management.......................     284.4       394.1       338.6        38.6%         (14.1)%
Recovery & Storage Management......     223.4       297.8       242.2        33.3%         (18.7)%
Other Software.....................      45.5       110.9       120.4       143.7%           8.6%
                                     --------    --------    --------
          Total license &
            maintenance revenues...  $1,279.2    $1,665.9    $1,416.3        30.2%         (15.0)%
                                     ========    ========    ========

     We market over 450 software solutions designed to improve the availability, performance and recoverability of enterprise applications, databases and other IT systems components operating in mainframe, distributed computing and Internet environments. These solutions fall into the five broad categories above. In managing our investment in these product categories we consider each to be included in one of three strategic groups. The first group includes our Enterprise Server Management and Business Integrated Scheduling solutions. Our objective for this group is to extend our core strengths in these markets. The second strategic group includes our Application & Database Performance Management and Recovery & Storage Management solutions. Our objective for this group is to build our business in fast-growing markets. The last group includes our other software products, such as our security, ERP, network management, business information integration, output management and service provider solutions. The objective for this group is to make strategic investments in what we anticipate will be sources of future growth.

     Our Enterprise Server Management and Business Integrated Scheduling solutions combined represented 57%, 52% and 51% of total software revenues for fiscal 1999, 2000 and 2001, respectively. Total software revenues for this group grew 19% from fiscal 1999 to fiscal 2000 and declined 17% from fiscal 2000 to fiscal 2001. Revenue growth in fiscal 2000 included the 9% impact of the acquisition of New Dimension and its scheduling products. Because this group includes a high proportion of mainframe solutions, the external market factors discussed above were the primary cause of the revenue decline in fiscal 2001, more than offsetting the revenue growth for our Business Integrated Scheduling solutions.

     Our Application & Database Performance Management and Recovery & Storage Management solutions combined contributed 40%, 41% and 41% of total software revenues for fiscal 1999, 2000 and 2001, respectively. Total software revenues for this group grew 36% from fiscal 1999 to fiscal 2000 and declined 16% from fiscal 2000 to fiscal 2001. Revenue growth in fiscal 2000 primarily related to Recovery & Storage Management and PATROL products. Though this group does not include a significant proportion of mainframe products, fiscal 2001 revenues for these solutions were negatively impacted by the reduction in enterprise license transactions as discussed above.

     Our other software solutions contributed 3%, 7% and 8% of total software revenues for fiscal 1999, 2000 and 2001, respectively. Total software revenues for this group grew 144% from fiscal 1999 to fiscal 2000 and 9% from fiscal 2000 to fiscal 2001. Fiscal 2000 growth included the 81% impact of the acquisition of New Dimension and its security and output management products. Fiscal 2001 growth includes increases in revenue from our security solutions and from our acquisitions of Evity in April 2000 and OptiSystems in August 2000.

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

     Our North American operations generated 61%, 66% and 54% of total license revenues in fiscal 1999, 2000 and 2001, respectively. North American license revenues increased 40% from fiscal 1999 to 2000 and decreased 38% from fiscal 2000 to fiscal 2001. Application & Database Performance Management product license fees were the largest contributor of growth from fiscal 1999 to fiscal 2000, followed by increased capacity-based license upgrade fees. The largest revenue decline in fiscal 2001 related to decreased capacity-based license upgrade fees.

     International license revenues represented 39%, 34% and 46% of total license revenues in fiscal 1999, 2000 and 2001, respectively. International license revenues increased 15% from fiscal 1999 to 2000 and 2% from fiscal 2000 to fiscal 2001. Increased licensing of our Application & Database Performance Management solutions was the largest contributor of growth from fiscal 1999 to fiscal 2000, followed by capacity-based license upgrade fees. Fiscal 2001 growth in Application & Database Performance Management license fees was partially offset by decreases in Enterprise Server Management license and upgrade fees. International license revenues were decreased by 4% due to foreign currency exchange rate changes from fiscal 1999 to fiscal 2000 and by 2% from fiscal 2000 to fiscal 2001, after giving effect to our foreign currency hedging program.

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

  Professional Services Revenues

     Professional services revenues, representing fees from implementation, integration and education services, performed during the period, have increased over the last three fiscal years, more than doubling from fiscal 1999 to fiscal 2000 and increasing 65% from fiscal 2000 to fiscal 2001. Our professional services headcount has increased significantly throughout these years to meet the increasing demand for our expanding service offerings.

  Expenses

                                                                            PERCENTAGE CHANGE
                                                                        --------------------------
                                          YEARS ENDED MARCH 31,            2000           2001
                                      ------------------------------    COMPARED TO    COMPARED TO
                                       1999       2000        2001         1999           2000
                                      ------    --------    --------    -----------    -----------
                                              (IN MILLIONS)
Selling and marketing...............  $417.7    $  559.7    $  600.7        34.0%           7.3%
Research and development............   163.9       213.2       234.7        30.1%          10.1%
Cost of maintenance services and
  product licenses..................   152.0       177.2       207.9        16.6%          17.3%
Cost of professional services.......      --        74.1        95.5         n/a           28.9%
General and administrative..........    95.1       135.1       165.5        42.1%          22.5%
Acquired research and development...    17.3        80.8        21.4       367.1%         (73.5)%
Amortization of acquired technology,
  goodwill and intangibles..........     4.3       139.1       178.2         n/a           28.1%
Legal settlement....................      --        55.4          --         n/a         (100.0)%
Merger-related costs and
  compensation charges..............    38.3        14.1         8.6       (63.2)%        (39.0)%
                                      ------    --------    --------
          Total operating
            expenses................  $888.6    $1,448.7    $1,512.5
                                      ======    ========    ========

  Selling and Marketing

     Our selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars, and represented 32%, 33% and 40% of total revenues in fiscal 1999, 2000 and 2001, respectively. In fiscal 1999, the cost of our professional services business is included in selling and marketing expenses as such costs were not accounted for separately that year. Personnel costs and sales commissions were the largest single contributor to the expense growth in fiscal 2000 and 2001. Selling and marketing year-end headcount increased 53% from the end of fiscal 1999 to the end of fiscal 2000 and 5% from the end of fiscal 2000 to the end of fiscal 2001. These increases for both years were primarily attributable to increases in our distributed systems sales representatives, technical sales support consultants and administrative support personnel. The fiscal 2000 increase also included the addition of New Dimension personnel. Sales commissions increased in fiscal 2000 as a result of the 30% increase in license revenues and commission plan adjustments during the year. Sales commissions also increased from fiscal 2000 to fiscal 2001 even though fiscal 2001 license revenues declined. Sales commissions were impacted by sales incentives implemented in the last half of the year. Marketing costs have continued to increase to meet the requirements of marketing a greater number of increasingly complex distributed systems solutions and to support a growing indirect distribution channel. Selling and marketing expenses were further impacted in fiscal 2000 by a major re-branding effort and higher levels of expenses for travel and office rent that year, and in fiscal 2001 by the costs associated with our first global users conference and increased consulting fees for implementation of a customer relationship management system.

  Research and Development

     Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs and telecommunications expenses necessary to maintain our data processing center. Increases in our research and development expenses for fiscal 2000 and 2001 were primarily the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities costs. We increased our headcount in the research and development organization 25% from the end of fiscal 1999 to the end of fiscal 2000, including the addition of New Dimension personnel, and 11% from the end of fiscal 2000 to the end of fiscal 2001, including the addition of personnel from acquired companies. Research and development costs were reduced in all three fiscal years by amounts capitalized in accordance with Statement of Financial Accounting Standards
(SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." We capitalize our software development and purchased software costs when the projects under development reach technological feasibility as defined by SFAS No. 86. During fiscal 1999, 2000 and 2001, we capitalized approximately $76.0 million, $102.7 million and $112.2 million, respectively, of software development and purchased software costs. The growth in capitalized costs is primarily due to increases in distributed systems product development and platform compatibility efforts.

  Cost of Maintenance Services and Product Licenses

     Cost of maintenance services and product licenses consists of amortization of purchased and internally developed software, costs associated with the maintenance, enhancement and support of our products and royalty fees. Maintenance, enhancement and support costs have increased as a percentage of maintenance fees as our product revenue mix shifts to distributed systems, which require a higher level of support. We amortized $40.8 million, $40.2 million and $60.2 million in fiscal 1999, 2000 and 2001, respectively, of capitalized software development and purchased software costs pursuant to SFAS No. 86. In these periods, we expensed $15.9 million, $8.2 million and $16.5 million, respectively, of capitalized software costs to accelerate the amortization of certain software products. These software products were not expected to generate sufficient future revenues which would be necessary for us to realize the carrying value of the assets. We expect our cost of maintenance services and product licenses will continue to increase as we capitalize a higher level of software development costs and as we build our distributed systems product support organization, which is less cost-effective than our mainframe support organization because of the complexity and variability of the environments in which the products operate. The distributed systems products operate in a high number of operating environments, including operating systems, database management systems and ERP applications, and require greater ongoing platform support development activity relative to our mainframe products.

  Cost of Professional Services

     Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business. The cost of professional services for fiscal 1999 is included in selling and marketing expenses as such costs were not accounted for separately during that year. The increase in these costs from fiscal 2000 to fiscal 2001 resulted from increased headcount to support the 65% growth in professional services revenues during that period.

  General and Administrative

     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, facilities management and human resources. Other costs included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance, costs of managing our foreign currency exposure and bad debt expense related to maintenance billings. Growth in general and administrative expenses for fiscal 2000 was primarily attributable to increased personnel costs, increased contracted services fees and higher costs associated with the infrastructure to support our growth through that year. The expense growth in fiscal 2001 primarily related to increased personnel costs, including $5.1 million of severance costs for management personnel who terminated their employment during the fourth quarter of that year. This severance amount included cash and restricted stock expense. Fiscal 2001 expense growth also included higher bad debt expense in the fourth quarter related to maintenance billings. Fiscal year end headcount within the general and administrative organizations grew 20% from fiscal 1999 to fiscal 2000 and 13% from fiscal 2000 to fiscal 2001.

  Acquired Research and Development

     In executing our product strategies, we employ both internal research and development and the acquisition of emerging technologies and, in the case of Boole, BGS and New Dimension, established software companies. We believe that time-to-market is critical to our success in the rapidly evolving distributed systems software market, where we must compete with well-established companies such as IBM, and where our products must integrate with the predominate database management systems, operating systems, network protocols and applications within the enterprise computing environment. Accordingly, we must continuously evaluate whether it is more efficient and effective to develop a given solution internally or acquire a technology that must be completed and then integrated into our existing product architecture. The acquired technology companies are often small, early stage software companies with minimal to no revenues, quality and documentation standards and name recognition in the marketplace. This strategy involves a high degree of risk and is costly in that a premium is typically paid for software code that is incomplete and only partially contributes to our overall development plans. Over the last several years, some of the acquired technologies were successfully completed and integrated, while others were not.

     The following table presents information concerning the purchase price allocations for the acquisitions accounted for under the purchase method for fiscal 1999, 2000 and 2001.

                                                      ACQUIRED     ACQUIRED    GOODWILL     TOTAL
                                                     TECHNOLOGY     IPR&D      AND OTHER    PRICE
                                                     ----------    --------    ---------    ------
                                                                     (IN MILLIONS)
Fiscal 1999:
  Nastel and Envive................................    $  3.8       $17.3       $  2.6      $ 23.7
                                                       ------       -----       ------      ------
                                                       $  3.8       $17.3       $  2.6      $ 23.7
                                                       ======       =====       ======      ======
Fiscal 2000:
  New Dimension....................................    $126.3       $80.8       $465.9      $673.0
                                                       ------       -----       ------      ------
                                                       $126.3       $80.8       $465.9      $673.0
                                                       ======       =====       ======      ======
Fiscal 2001:
  Evity............................................    $  2.5       $ 7.0       $ 57.8      $ 67.3
  OptiSystems......................................       6.3         6.0         59.2        71.5
  Others...........................................      14.5         3.7         18.2        36.4
                                                       ------       -----       ------      ------
                                                       $ 23.3       $16.7       $135.2      $175.2
                                                       ======       =====       ======      ======

     In April 1999, we acquired through a public tender offer in excess of 95% of the outstanding ordinary shares of New Dimension. Total consideration paid approximated $673.0 million, including the cost of the remaining 5% of outstanding shares acquired during fiscal 2000 and the historical cost of approximately $2.0 million for shares of New Dimension previously owned by Boole. We allocated $126.3 million to software assets, $435.9 million to goodwill and other intangibles and $30.0 million to equipment, receivables and other non-software assets, net of liabilities assumed. We allocated $80.8 million, or 12% of the purchase price, to in-process research and development ("IPR&D"), which represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility nor had an alternative future use.

     At the acquisition date, New Dimension was conducting design, development, engineering and testing activities in the following areas:

     - Integrated Operations Architecture(R) for the Enterprise, which was to be the supporting infrastructure for all of the distributed systems products from New Dimension. This project, as originally intended, was cancelled as we determined it was more appropriate to gradually extend the existing distributed systems infrastructure rather than replace it.

     - Expansion of the Output Management product family to include products for distributed systems.

     - E-business enablement, the development of the infrastructure necessary to "Internet-ize" the entire New Dimension product family.

     - Security, including additional features and add-on applications for existing security applications.

     - Enhancements to the CONTROL-M(R), CONTROL-D(R), CONTROL-SA(R) and Enterprise Controlstation(R) products.

     As of the date of the New Dimension acquisition, we concluded that the in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software and internal use. As such, the value of the purchased IPR&D was expensed at the time of the acquisition. As of March 31, 2001, the Integrated Operations Architecture for the Enterprise project has been cancelled; of the remaining projects, certain have been completed and the related products are generally available, others have been released as beta versions for customer testing and evaluation, and the remainder are still in process. We intend to continue devoting effort to developing commercially viable products from the purchased IPR&D, although we may not develop such commercially viable products. All of the foregoing estimates and projections were based on assumptions we believed to be reasonable at the time, but which were inherently uncertain and unpredictable.

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

     At the acquisition date, Evity was conducting design, development, engineering and testing activities associated with the completion of SiteAngel 2.0, an enhanced version of Evity's SiteAngel website performance monitoring product, as well as new technologies in the areas of load testing and network infrastructure. The projects under development at the valuation date represented next-generation technologies that are expected to address emerging market demands for the Web performance market.

     At the acquisition date, the technologies under development were approximately 45% complete based on engineering man-month data and technological progress. Evity had incurred nearly $1.0 million on the in-process projects and expected to spend approximately $1.3 million to complete all phases of the research and development. Anticipated completion dates ranged from 4 to 18 months, at which times we expected to begin benefiting from the developed technologies. We completed SiteAngel 2.0 during fiscal 2001 and project costs were materially consistent with management's estimates at the acquisition date. Also during fiscal 2001, the remaining projects in-process at the acquisition date were suspended indefinitely.

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

     At the acquisition date, OptiSystems was conducting design, development, engineering and testing activities associated with the completion of several components of its Energizer(R) for R/3 product. The projects under development at the valuation date represent next-generation technologies that are expected to address emerging market demands for the enterprise application performance market.

     At the acquisition date, the technologies under development were approximately 50% complete based on engineering man-month data and technological progress. OptiSystems had incurred approximately $1.0 million on the in-process projects, and expected to spend approximately $1.2 million to complete all phases of the research and development. Anticipated completion dates ranged from 2 to 11 months, at which times we expected to begin benefiting from the developed technologies. Certain of the projects have been completed and the remainder are still in process and project costs have been materially consistent with management's estimates at the acquisition date. We intend to continue devoting effort to developing commercially viable products from the IPR&D, although we may not develop such commercially viable products.

     The Company completed other immaterial acquisitions during the year ended March 31, 2001, which were accounted for under the purchase method. The aggregate purchase price for these transactions totaled $36.1 million in cash and $0.3 million in common stock options, and was allocated as follows: $14.5 million to acquired technology, $18.2 million to goodwill and other intangibles and $3.7 million (10% of the aggregate purchase price) to purchased in-process research and development. Net tangible assets acquired were insignificant.

     In making our purchase price allocations, we considered present value calculations of income, analyses of project accomplishments and remaining outstanding items, assessments of overall contributions, as well as project risks. The values assigned to purchased in-process technology were determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on our estimates of cost of sales, operating expenses, and income taxes from such projects.

     In the present value calculations, aggregate revenues for the New Dimension, Evity and OptiSystems developed, in-process and future products were estimated to grow at compounded annual growth rates of approximately 38%, 155% and 43%, respectively, for the four years, five years and five years following acquisition, respectively, assuming the successful completion and market acceptance of the major current and future research and development programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

     The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations and venture capital rates of return. Due to the nature of the forecasts and risks associated with the projected growth and profitability of the developmental projects, discount rates of 20% to 30% were used to value the acquired IPR&D for the various acquisitions during fiscal 2000 and fiscal 2001. Specifically, discount rates of 20%, 30% and 25% were used to value the acquired IPR&D for New Dimension, Evity and OptiSystems, respectively. Rates of 15%, 20% and 20% were used in discounting the cash flows associated with the respective developed technologies. These discount rates were commensurate with the respective stage of development and the uncertainties in the economic estimates described above.

     If the acquired IPR&D projects are not successfully completed, our business, operating results and financial condition may be materially adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired. We are continuously monitoring our development projects. We believe that the assumptions used in the valuation of purchased in-process technology represent a reasonably reliable estimate of the future benefits attributable to the purchased in-process technology. No assurance can be given that actual results will not deviate from those assumptions in future periods.

     The IPR&D charge for fiscal 2001 also includes the write-off of assets totaling $4.7 million related to a technology agreement with Envive Corporation that was terminated during the first quarter of fiscal 2001.

  Amortization of Acquired Technology, Goodwill and Intangibles

     Under the purchase accounting method for certain of our acquisitions, portions of the purchase prices were allocated to goodwill, workforce, customer base, software and other intangible assets. We are amortizing these intangibles over three to five-year periods, which reflect the estimated useful lives of the respective assets. The increase in amortization expense from fiscal 1999 to fiscal 2000 is related to the acquisition of New Dimension in April 1999, and the increase from fiscal 2000 to fiscal 2001 is related to the Evity, OptiSystems and other acquisitions completed during fiscal 2001.

  Legal Settlement

     In October 1999, we settled all claims in a lawsuit styled BMC Software, Inc., plaintiff, vs. Peregrine/ Bridge Transfer Corp., Skunkware, Inc., Neon Systems, Inc., Peregrine Systems, Inc., Wayne E. Fisher and John J. Moores, defendants, vs. BMC Software, Inc. and Max P. Watson, counter-defendants. See
Note 10 to the Consolidated Financial Statements contained herein.

  Merger-Related Costs and Compensation Charges

     Pursuant to the close of our merger with Boole in March, 1999, management approved a formal plan of restructuring (the Plan) which included steps to be taken to fully integrate the operations of the two companies, consolidate duplicate facilities, and eliminate redundant positions to achieve reductions in overhead expenses in future periods. In connection with the merger and the Plan, at March 31, 1999 we accrued approximately $38.3 million in merger-related costs. This accrual included direct transaction costs, such as investment banking, legal and accounting fees, and approximately $5 million for settlement of a suit brought against Boole for allegedly breaching a standstill and exclusive negotiating agreement with Platinum Technology International, Inc. The remainder of the accrual represented management's best estimate, based on available information as of March 31, 1999, of identifiable and quantifiable charges we would incur as a result of the actions to be taken under the Plan. The accrued restructuring charges at March 31, 1999 included estimates of involuntary termination benefits for 50 domestic employees and 30 international employees, located primarily in Europe, including the executive management of Boole and various redundant administrative and support personnel. The accrual also included charges for incremental costs to exit certain office lease arrangements, for idle facilities and for asset writedowns of office furniture and fixtures and computer hardware. During fiscal 2000, we made certain revisions to the Plan including the following: the termination of approximately 240 additional employees, primarily in the United States and Europe; the accrual of other termination benefits which were contingent upon certain performance criteria; revisions to the original exit strategy for certain operating leases for office space in the United States and Europe; and the accrual of termination costs for certain operating leases for computer hardware and equipment. Additionally, in conjunction with the New Dimension acquisition, we accrued estimated costs to terminate certain operating leases for duplicate office space. The activity in the accrual for merger-related costs for the year ended March 31, 2000, was as follows:

                                             BALANCE AT                      PAID OUT OR        BALANCE AT
                                             MARCH 31,     REVISION OF     CHARGED AGAINST      MARCH 31,
                                                1999       THE ACCRUAL    THE RELATED ASSETS       2000
                                             ----------    -----------    ------------------    ----------
                                                                     (IN MILLIONS)
Direct transaction costs...................    $20.6          $ 2.5             $(23.1)            $ --
Facility costs and write-down of fixed
  assets to be disposed of.................     10.2           (1.5)              (5.3)             3.4
Employee termination benefits..............      7.0           10.5              (14.3)             3.2
Other merger-related costs.................      0.5            2.6               (3.1)              --
                                               -----          -----             ------             ----
          Total accrual....................    $38.3          $14.1             $(45.8)            $6.6
                                               =====          =====             ======             ====

     The restructuring plan was substantially complete as of March 31, 2000. During the year ended March 31, 2001, the Company paid certain termination and facility costs and revised the estimate of remaining obligations as follows:

                                                   BALANCE AT                               BALANCE AT
                                                   MARCH 31,     REVISION OF                MARCH 31,
                                                      2000       THE ACCRUAL    PAID OUT       2001
                                                   ----------    -----------    --------    ----------
                                                                      (IN MILLIONS)
Facility costs...................................     $3.4          $(0.8)       $(2.6)        $ --
Employee termination benefits....................      3.2           (2.0)        (0.1)         1.1
                                                      ----          -----        -----         ----
          Total accrual..........................     $6.6          $(2.8)       $(2.7)        $1.1
                                                      ====          =====        =====         ====

     The remaining accrual relates to severance payments to be made in future periods.

  Other Income, net

     Other income, net consists primarily of interest earned on cash and cash equivalents, investment securities and to a lesser degree, financed receivables and interest expense on short-term borrowings. Other income, net decreased 35% from fiscal 1999 to 2000 and increased 68% from fiscal 2000 to 2001. The decrease in fiscal 2000 is primarily due to interest expense of $23.4 million incurred on short-term borrowings to fund the New Dimension acquisition. Other income for fiscal 2001 includes a $2.9 million one-time gain related to the sale of a financial instrument and a one-time $6.3 million gain related to a real estate transaction. The remaining increases in other income, net for fiscal 2001 are primarily due to decreased interest expense on short-term borrowings.

  Income Taxes

     We recorded income tax expense of $113.8 million, $68.9 million and $18.0 million in fiscal 1999, 2000 and 2001, respectively. Our effective tax rates were 24%, 22% and 30% for fiscal years 1999, 2000 and 2001, respectively. During fiscal 1999, we recorded a non-recurring benefit to our provision for income taxes to reflect a settlement with the Internal Revenue Service. During fiscal 2000, the decreased effective income tax rate is the result of lower taxes associated with our European operations and the effect of tax exempt interest on certain investments. The increase in the effective tax rate for fiscal 2001 is primarily the result of acquisition-related charges during the year that are not deductible for tax purposes. For further discussion of the non-recurring benefit in fiscal 1999 and an analysis of the differences between the statutory and effective income tax rates, see Note 7 to the Consolidated Financial Statements contained herein.

  Earnings per Share

     Basic earnings per share was $1.55, $1.01 and $0.17 in fiscal 1999, 2000 and 2001, respectively. Diluted earnings per share was $1.46, $0.96 and $0.17, respectively. The changes in earnings per share over the three years primarily resulted from the factors discussed above. Earnings per share in fiscal 2000 were also impacted by an increase in weighted average shares outstanding, while weighted average shares outstanding remained flat from fiscal 2000 to fiscal 2001.

  Workforce Reduction Subsequent to Yearend

     Subsequent to March 31, 2001, we reduced our workforce by approximately 6% worldwide. The action was across all divisions and geographies and affected employees received separation packages. As a result of this action, we will incur a one-time restructuring charge estimated to be approximately $14 million in the first quarter of fiscal 2002.

  Recently Issued Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB Statement No. 125." This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Such disclosures are included in Note 4 to the Consolidated Financial Statements contained herein. We believe that adoption of SFAS No. 140 will not have a material effect on our financial position or results of operations.

  Quarterly Results

     The following table sets forth certain unaudited quarterly financial data for the fiscal years ended March 31, 2000 and 2001. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

     Our quarterly results are subject to seasonality and can be volatile and difficult to predict accurately prior to a quarter's end as discussed under "Certain Risks and Uncertainties That Could Affect Future Operating Results." Historical quarterly financial results and trends may not be indicative of future results.

                                                                    QUARTERS ENDED
                            ----------------------------------------------------------------------------------------------
                            JUNE 30,    SEPT. 30,    DEC. 31,    MAR. 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MAR. 31,
                              1999        1999         1999        2000        2000        2000         2000        2001
                            --------    ---------    --------    --------    --------    ---------    --------    --------
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
Total revenues............   $400.7      $415.7       $426.4      $476.4      $372.7      $323.0       $385.5      $422.8
Selling and marketing
  expenses................    127.0       136.4        139.5       156.8       152.2       132.8        154.4       161.3
Research and development
  expenses................     57.5        49.3         54.6        51.8        57.5        59.1         56.6        61.5
Cost of maintenance
  services and product
  licenses................     37.2        40.9         43.7        55.4        49.1        51.1         54.6        53.1
Cost of professional
  services................     13.4        20.0         19.1        21.6        20.6        23.5         24.0        27.4
General and administrative
  expenses................     34.3        29.7         37.4        33.7        38.3        38.2         36.4        52.6
Acquired research and
  development.............     80.8          --           --          --        11.7         6.0          0.4         3.3
Amortization of acquired
  technology, goodwill and
  intangibles.............     30.3        36.3         36.2        36.3        39.6        44.8         46.7        47.1
Legal settlement..........       --        38.8         16.6          --          --          --           --          --
Merger-related costs and
  compensation charges....     12.5         1.4          0.4        (0.2)        2.1         3.3          2.4         0.8
                             ------      ------       ------      ------      ------      ------       ------      ------

                                                                    QUARTERS ENDED
                            ----------------------------------------------------------------------------------------------
                            JUNE 30,    SEPT. 30,    DEC. 31,    MAR. 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MAR. 31,
                              1999        1999         1999        2000        2000        2000         2000        2001
                            --------    ---------    --------    --------    --------    ---------    --------    --------
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
Operating income (loss)...      7.7        62.9         78.9       121.0         1.6       (35.8)        10.0        15.7
                             ------      ------       ------      ------      ------      ------       ------      ------
Net earnings (loss).......   $ 16.4      $ 58.9       $ 69.2      $ 98.0      $ 10.0      $(12.5)      $ 21.9      $ 23.0
                             ======      ======       ======      ======      ======      ======       ======      ======
Basic EPS.................   $ 0.07      $ 0.25       $ 0.28      $ 0.40      $ 0.04      $(0.05)      $ 0.09      $ 0.09
                             ======      ======       ======      ======      ======      ======       ======      ======
Diluted EPS...............   $ 0.07      $ 0.23       $ 0.27      $ 0.39      $ 0.04      $(0.05)      $ 0.09      $ 0.09
                             ======      ======       ======      ======      ======      ======       ======      ======
Shares used in computing
  basic EPS...............    237.6       239.5        242.7       244.1       245.5       246.1        244.7       245.5
                             ======      ======       ======      ======      ======      ======       ======      ======
Shares used in computing
  diluted EPS.............    249.8       253.1        255.4       253.8       254.4       246.1        249.3       251.6
                             ======      ======       ======      ======      ======      ======       ======      ======

  Liquidity and Capital Resources

     At March 31, 2001, our cash, cash equivalents and investment securities were $1.0 billion, approximately even with the March 31, 2000 balance. Our working capital as of March 31, 2001, was $73.7 million, reflecting an increase from the March 31, 2000 balance of $12.3 million due primarily to the decrease of $113.0 million in short-term borrowings. We continue to invest cash in securities with maturities beyond one year. While typically yielding greater returns, this reduces reported working capital. Our securities are investment grade and highly liquid. Stockholders' equity as of March 31, 2001, was $1.8 billion.

     We continue to primarily finance our growth through funds generated from operations. For the year ended March 31, 2001, net cash provided by operating activities was $579.1 million. Our primary source of cash is the sale of our software licenses, software maintenance and professional services. We provide financing on a portion of these sales transactions, to customers that meet our specified standards of creditworthiness. We participate in established programs with third-party financing institutions that allow us to transfer a significant portion of our finance receivables on a non-recourse basis for cash, as discussed in Note 4 to the Consolidated Financial Statements contained herein. During fiscal 2001, we transferred $261.4 million of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis without a negative cash flow impact.

     Net cash used in investing activities in fiscal 2001 was $374.6 million, primarily related to the purchase of investment securities, construction of an expansion to our corporate headquarters, and various technology acquisitions, as previously discussed. Net cash used in financing activities in fiscal 2001 was $209.0 million, which derived primarily from treasury stock purchases. On April 24, 2000, the board of directors authorized us to purchase up to $500 million in common stock. During fiscal 2001 we purchased 7.2 million shares for $155.1 million. We plan to continue to buy stock on the open market from time to time, depending on market conditions.

     As part of our acquisition of New Dimension in the first quarter of fiscal 2000, we entered into a $500.0 million 364-day credit facility with a consortium of U.S. banks. During fiscal 2001, we exercised our option to convert the balance of the revolving loans outstanding under the facility into a one-year $115.0 million term loan with an interest rate of 5.9%. As of March 31, 2001, the term loan remained outstanding and we had $35.0 million of other short-term borrowings. The weighted average annual interest rate of all short-term borrowings was 5.9%. The short-term facilities include, among others, covenants regarding our maintaining at least $300.0 million in cash and marketable securities and certain financial ratios. We had no other debt as of March 31, 2001, other than normal trade payables, accrued liabilities and deferred tax liabilities.

     Subsequent to March 31, 2001, the term loan matured and we paid the balance outstanding. We entered a new 364-day $100.0 million revolving credit facility, which is secured by certain of our financial assets whose market value must equal or exceed 115% of the commitment under the facility. Interest on the borrowings under this facility is payable monthly and is accrued at a margin above LIBOR.

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

  The Timing and Size of License Contracts Could Cause Our Quarterly Revenues and Earnings to Fluctuate.

     Our revenues and results of operations are difficult to predict and may fluctuate substantially quarter to quarter. The timing and amount of our license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. We generally operate with little or no sales backlog and, as a result, license revenues in any quarter are dependent upon contracts entered into or orders booked and shipped in that quarter. Most of our sales are closed at the end of each quarter. Our business remains dependent on closing large enterprise license transactions, which can have sales cycles of up to a year or more and require approval by a customer's upper management or board of directors. These transactions are typically difficult to manage and predict. Failure to close an expected individually significant transaction or multiple expected transactions could cause our revenues and earnings in a period to fall short of expectations. We generally do not know whether revenues and earnings will meet expectations until the final days or day of a quarter.

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

  Our Operating Margins May Decline Further.

     There is a risk that our historically high operating margins may not be sustainable and may continue to decline, which would adversely affect our earnings. Our operating margins, excluding amortization of acquired technology, goodwill and intangibles, merger-related costs and compensation charges and one-time charges, declined during fiscal 2000 and declined further during fiscal 2001 as compared to fiscal 1999 and prior periods. Operating expenses as a percentage of revenues associated with our distributed systems products are higher than those associated with our traditional mainframe products. Since our mix of business continues to shift to distributed systems, operating margins will experience more pressure. In addition, we are not currently profitable in our growing professional services business. We may be unable to increase or even maintain our current level of profitability on a quarterly or annual basis in the future. Additionally, we have acquired businesses experiencing lower operating margins than us.

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

  Decreasing Demand for Mainframe Processing Capacity and Decreased IT Spending Could Adversely Affect Revenues.

     Fees from enterprise license transactions have historically been a fundamental component of our revenues and the primary source of mainframe license revenues. These revenues depend on our customers planning to grow their mainframe capacity and continuing to perceive an increasing need to use our existing software products on substantially greater mainframe processing capacity in future periods. The continued growth of distributed database management systems may have an adverse effect on growth rates for mainframe computing systems. Although we believe that businesses will continue to demand greater mainframe computing capacity and that e-business will be a driver of this demand, there can be no assurance as to whether future demand for mainframe capacity will continue to grow or not. Slower growth in our customers' mainframe processing capacity will adversely affect our revenues. In addition, many industry analysts and economists are predicting slower growth and even declines in overall IT spending by businesses during the next fiscal year. Any significant decline in overall IT spending could adversely affect our revenues.

  Increased Competition and Pricing Pressures Could Adversely Affect Our
Earnings.

     The market for systems management software has been increasingly competitive for the past number of years. We compete with a variety of software vendors including IBM and CA. We derived over half of our total revenues in fiscal 2001 from software products for IBM and IBM-compatible mainframe computers. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM has begun to invest more heavily in the IMS and DB2 utility market and appears to be committed to competing in these markets. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business may be materially adversely affected. CA is also competing with us in these markets. Microsoft entered the distributed systems monitoring and management market through its relationship with Net IQ and is now competing with us in the market for management tools for the Windows operating system.

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

  Maintenance Revenue Growth Could Slow.

     Maintenance revenues have increased over the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements for our mainframe products. Historically, we have enjoyed high maintenance renewal rates for our mainframe products. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. To date, we have been successful in extending our traditional maintenance and support pricing model to the distributed systems market. Renewal rates for maintenance on our distributed systems products are lower than on our mainframe products.

  Failure to Adapt to Technological Change Could Adversely Affect Our Earnings.

     If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenues and earnings. We operate in a highly competitive industry characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. During the past two years, funding for new ventures and start-ups in our industry has been at an all-time high with many new technological advancements and competing products entering the marketplace. The distributed systems and application management markets in which we operate are far more crowded and competitive than our traditional mainframe systems management markets. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing distributed systems products, the timely introduction and success of future software products, and the ability of our products to interoperate and perform well with existing and future leading databases and other platforms supported by our products. We have experienced long development cycles and product delays in the past, particularly with some of our distributed systems products, and expect to have delays in the future. Delays in new mainframe or distributed systems product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on our revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that could delay the introduction or adversely affect commercial acceptance of such products.

  Changes in Pricing Practices Could Adversely Affect Revenues and Earnings.

     We may choose in fiscal 2002 or a future fiscal year to make changes to our product packaging, pricing or licensing programs. If made, such changes may have a material adverse impact on revenues or earnings.

  Our Customers May Not Accept our Product Strategies.

     Historically, we have focused on selling software products to address specific customer problems associated with their applications. We are now integrating multiple software products and offering packaged solutions for customers' systems. There can be no assurance that customers will perceive a need for such solutions. In addition, there may be technical difficulties in integrating individual products into a combined solution that may delay the introduction of such solutions to the market or adversely affect the demand for such solutions.

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

  Risks Related to International Operations and the Euro Currency.

     We have committed, and expect to continue to commit, substantial resources and funding to build our international service and support infrastructure. Operating costs in many countries, including many of those in which we operate, are higher than in the United States. In order to increase international sales in fiscal 2002 and subsequent periods, we must continue to globalize our software product lines; expand existing and establish additional foreign operations; hire additional personnel; identify suitable locations for sales, marketing, customer service and development; and recruit international distributors and resellers in selected territories. Future operating results are dependent on sustained performance improvement by our international offices, particularly our European operations. Our operations and financial results internationally could be significantly adversely affected by several risks such as changes in foreign currency exchange rates, sluggish regional economic conditions and difficulties in staffing and managing international operations. Generally, our foreign sales are denominated in our foreign subsidiaries' local currencies. If these foreign currency exchange rates change unexpectedly, we could have significant gains or losses. Many systems and applications software vendors are experiencing difficulties internationally.

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

  Conditions in Israel.

     Our INCONTROL and ERP development operations are conducted primarily in Israel and, accordingly, we are directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our business, operating results and financial condition.

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

     In addition, certain of our INCONTROL and ERP employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. Although our businesses located in Israel have historically operated effectively under these requirements, we cannot predict the effect of these obligations on our operations in the future.

  Possible Adverse Impact Of Recent Accounting Pronouncements.

     On April 1, 1998 and 1999 we adopted American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," respectively. The adoption of these standards did not have a material impact on the Company's financial position or results of operations. Based on our reading and interpretation of these SOPs, we believe that our current sales contract terms and business arrangements have been properly reported. However, the American Institute of Certified Public Accountants and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments.

  Foreign Currency Exchange Rate Risk

     We operate globally and the functional currency for most of our non-U.S. enterprises is the local currency. For the fiscal years 1999, 2000 and 2001, approximately 39%, 36% and 43% of our total revenues were derived from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize our risk from changes in foreign currency exchange rates, we utilize certain derivative financial instruments.

     We primarily utilize two types of derivative financial instruments in managing our foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to achieve hedges of firm commitments that subject us to transaction risk. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of the month. Forward exchange contracts and net purchased option contracts, with terms generally less than one year, are used to hedge anticipated, but not firmly committed, sales transactions. Principal currencies hedged are the Euro and British pound, in Europe, and the Japanese yen and Australian dollar in the Asia Pacific region. We perform comparisons, on a monthly basis, of the purchased option contracts and the forecasted sales revenues to determine hedge effectiveness. While we actively manage our foreign currency risks on an ongoing basis, there can be no assurance our foreign currency hedging activities will offset the full impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during fiscal 1999, 2000 or 2001.

     Based on our foreign currency exchange instruments outstanding at March 31, 2001, and our financial position, results of operations and net cash flows for the year ended March 31, 2001, we estimate that a near-term change in foreign currency rates would not have a material effect. We used a value-at-risk ("VAR") model to measure potential fair value losses due to foreign currency exchange rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.

  Interest Rate Risk -- Investments

     We adhere to a conservative investment policy, whereby our principle concern is the preservation of liquid funds while maximizing our yield on such assets. Cash, cash equivalents and investment securities approximated $1.0 billion at March 31, 2001, and were invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold.

     Based on our financial position, results of operations and net cash flows for the year ended March 31, 2001, we estimate that a near-term change in interest rates would not have a material effect. We used a VAR model to measure potential market risk on our investment securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to our directors and executive officers is included in our definitive Proxy Statement in connection with our 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2001, under the captions "ELECTION OF
DIRECTORS -- Nominees" and "OTHER INFORMATION -- Directors and Executive Officers" and is incorporated herein by reference in response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth in the 2001 Proxy Statement under the captions "ELECTION OF DIRECTORS -- Compensation of Directors" and "EXECUTIVE COMPENSATION" and is incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to ownership of Registrant's Common Stock by management and certain other beneficial owners is set forth in the 2001 Proxy Statement under the caption "OTHER INFORMATION -- Certain Stockholders" and is incorporated herein by reference in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is set forth in the 2001 Proxy Statement under the caption "OTHER
INFORMATION -- Related Transactions" and is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this Report.

     1. The following financial statements of the Company and the related report of independent public accountants are filed herewith:

                                                                PAGE
                                                               NUMBER
                                                              --------
Report of Independent Public Accountants....................        33
Consolidated Financial Statements:
  Balance Sheets as of March 31, 2000 and 2001..............        34
  Statements of Earnings and Comprehensive Income for the
     years ended March 31, 1999, 2000 and 2001..............        35
  Statements of Stockholders' Equity for the years ended
     March 31, 1999, 2000 and 2001..........................        36
  Statements of Cash Flows for the years ended March 31,
     1999, 2000 and 2001....................................        37
  Notes to Consolidated Financial Statements................        38

     2. The following financial statement schedule of the Company and the related report of independent public accountants are filed herewith:

Report of Independent Public Accountants....................        63
Schedule II -- Valuation Account............................        64

     All other financial statement schedules are omitted because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

     3. The following Exhibits are filed with this Report or incorporated by reference as set forth below.

EXHIBIT
 NUMBER
-------
  3.1      --  Restated Certificate of Incorporation of the Company;
               incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form S-1 (Registration No. 33-
               22892) (the "S-1 Registration Statement").
  3.2      --  Certificate of Amendment of Restated Certificate of
               Incorporation; incorporated by reference to Exhibit 3.2 to the Company's Annual Report for the fiscal year ended March
               31, 1997 (the "1997 10-K").
  3.3      --  Bylaws of the Company; incorporated by reference to Exhibit
               3.2 to the S-1 Registration Statement.
  4.1      --  Specimen Stock Certificate for the Common Stock of the
               Company; incorporated by reference to Exhibit 4.1 to the S-1
               Registration Statement.
  4.2      --  Rights Agreement, dated as of May 8, 1995, between the
               Company and The First National Bank of Boston, as Rights
               Agent (the "Rights Agreement"), specifying the terms of the
               Rights, which includes the form of Certificate of
               Designation of Series A Junior Participating Preferred Stock
               as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the registrant's Registration
               Statement on Form 8-A dated May 10, 1995).
  4.3      --  Amendment to the Rights Agreement; incorporated by reference to Exhibit 4.3 to the 1997 10-K.
 10.1(a)   --  Form of BMC Software, Inc. 1994 Employee Incentive Plan;
               incorporated by reference to Exhibit 10.7(a) to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended March 31, 1995 (the "1995 10-K").
 10.1(b)   --  Form of Stock Option Agreement employed under BMC Software,
               Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.7(b) to the 1995 10-K.
 10.2(a)   --  Form of BMC Software, Inc. 1994 Non-employee Directors'
               Stock Option Plan; incorporated by reference to Exhibit
               10.8(a) to the 1995 10-K.
 10.2(b)   --  Form of Stock Option Agreement employed under BMC Software,
               Inc. 1994 Non-employee Directors' Stock Option Plan;
               incorporated by reference to Exhibit 10.8(b) to the 1995
               10-K.
 10.3      --  Description of BMC Software, Inc. Executive Officer Annual
               Incentive Plan; incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.
 10.4      --  Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.
 10.5      --  BMC Software, Inc. 2000 Employee Stock Incentive Plan;
               incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               2000.
 10.6(a)   --  BMC Software, Inc. 1994 Deferred Compensation Plan;
               incorporated by reference to Exhibit 4.1 to the Company's
               Current Report on Form 8-K dated April 2, 1999.
 10.6(b)   --  First Amendment to BMC Software, Inc. 1994 Deferred
               Compensation Plan; incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 2,
               1999.
 10.6(c)   --  Form of BMC Software, Inc. 1994 Deferred Compensation Plan
               Trust Agreement; incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated April 2,
               1999.
*10.7      --  Executive Employment Agreement between BMC Software, Inc.
               and Robert Beauchamp.

EXHIBIT
 NUMBER
-------
 10.8      --  Form of Executive Employment Agreement between BMC Software,
               Inc. and Dan Barnea, Darroll Buytenhuys, Jeffrey Hawn and
               Deborah Tummins; incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 2000.
*10.9      --  Schedule to Form of Executive Employment Agreement.

                                       31.1

EXHIBIT
 NUMBER
-------
*21.1      --  Subsidiaries of the Company.
*23.1      --  Consent of Arthur Andersen LLP.

---------------
* Filed herewith.

(b) Reports on Form 8-K

     None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BMC Software, Inc.

     We have audited the accompanying consolidated balance sheets of BMC Software, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000 and 2001, and the related consolidated statements of earnings and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BMC Software, Inc. and subsidiaries as of March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
June 8, 2001

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,
                                                              ----------------------
                                                                2000         2001
                                                              ---------    ---------
                                                                  (IN MILLIONS,
                                                              EXCEPT PER SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  152.4     $  146.0
  Investment securities.....................................     102.8        144.7
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $31.5
     and $25.6..............................................     374.1        292.6
    Trade finance receivables, current......................     158.1        213.5
                                                              --------     --------
         Total accounts receivable..........................     532.2        506.1
    Other current assets....................................     108.8        105.9
                                                              --------     --------
         Total current assets...............................     896.2        902.7
Property and equipment, net of accumulated depreciation and
  amortization of $179.9 and $201.2.........................     337.5        456.5
Software development costs and related assets, net of
  accumulated amortization of $178.3 and $230.0.............     193.4        242.7
Investment securities.......................................     820.3        713.3
Long-term finance receivables...............................     222.6        236.3
Acquired technology, net of accumulated amortization of
  $35.2 and $75.9...........................................     109.7         95.3
Goodwill and other intangibles, net of accumulated
  amortization of $111.1 and $250.8.........................     329.1        317.6
Other long-term assets......................................      53.3         69.5
                                                              --------     --------
                                                              $2,962.1     $3,033.9
                                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $   29.3     $   22.1
  Accrued liabilities.......................................     185.0        182.3
  Short-term borrowings.....................................     263.0        150.0
  Current portion of deferred revenue.......................     406.6        474.6
                                                              --------     --------
         Total current liabilities..........................     883.9        829.0
Deferred revenue............................................     288.6        382.8
Other long-term liabilities.................................       8.7          6.8
                                                              --------     --------
         Total liabilities..................................   1,181.2      1,218.6
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 1.0 shares authorized,
    none issued and outstanding.............................        --           --
  Common stock, $.01 par value, 600.0 shares authorized,
    244.6 and 248.1 shares issued...........................       2.4          2.5
  Additional paid-in capital................................     401.1        530.9
  Retained earnings.........................................   1,385.6      1,336.2
  Accumulated other comprehensive income....................      (3.4)        (9.8)
                                                              --------     --------
                                                               1,785.7      1,859.8
  Less treasury stock, at cost, -- and 0.8 shares...........        --        (20.9)
  Less unearned portion of restricted stock compensation....      (4.8)       (23.6)
                                                              --------     --------
         Total stockholders' equity.........................   1,780.9      1,815.3
                                                              --------     --------
                                                              $2,962.1     $3,033.9
                                                              ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                                                                      YEARS ENDED MARCH 31,
                                                              --------------------------------------
                                                                 1999          2000          2001
                                                              ----------    ----------    ----------
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues:
  License...................................................   $  906.9      $1,180.2      $  892.2
  Maintenance...............................................      372.3         485.7         524.1
  Professional services.....................................       24.7          53.3          87.7
                                                               --------      --------      --------
          Total revenues....................................    1,303.9       1,719.2       1,504.0
Selling and marketing expenses..............................      417.7         559.7         600.7
Research and development expenses...........................      163.9         213.2         234.7
Cost of maintenance services and product licenses...........      152.0         177.2         207.9
Cost of professional services...............................         --          74.1          95.5
General and administrative expenses.........................       95.1         135.1         165.5
Acquired research and development...........................       17.3          80.8          21.4
Amortization of acquired technology, goodwill and
  intangibles...............................................        4.3         139.1         178.2
Legal settlement............................................         --          55.4            --
Merger-related costs and compensation charges...............       38.3          14.1           8.6
                                                               --------      --------      --------
          Operating income (loss)...........................      415.3         270.5          (8.5)
Interest expense............................................         --         (23.4)        (11.3)
Interest and other income, net..............................       62.6          64.3          80.2
                                                               --------      --------      --------
          Other income, net.................................       62.6          40.9          68.9
                                                               --------      --------      --------
          Earnings before income taxes......................      477.9         311.4          60.4
Income taxes................................................      113.8          68.9          18.0
                                                               --------      --------      --------
  Net earnings before cumulative effect of accounting
     change.................................................      364.1         242.5          42.4
Cumulative effect of accounting change, net of taxes of
  $0.9......................................................       (1.5)           --            --
                                                               --------      --------      --------
  Net earnings..............................................   $  362.6      $  242.5      $   42.4
                                                               ========      ========      ========
Basic earnings per share....................................   $   1.55      $   1.01      $   0.17
                                                               ========      ========      ========
Diluted earnings per share..................................   $   1.46      $   0.96      $   0.17
                                                               ========      ========      ========
Shares used in computing basic earnings per share...........      234.3         241.0         245.4
                                                               ========      ========      ========
Shares used in computing diluted earnings per share.........      248.6         253.0         252.5
                                                               ========      ========      ========
Comprehensive income:
  Net earnings..............................................   $  362.6      $  242.5      $   42.4
  Foreign currency translation adjustment, net of taxes of
     $0.6, $--and $--.......................................       (2.0)          5.1          (1.9)
     Unrealized gain (loss) on securities available for
       sale:
     Unrealized gain (loss), net of taxes of $8.5, $0.5 and
       $1.0.................................................       13.3          (7.7)         (1.9)
     Realized (gain) included in net earnings, net of taxes
       of $0.3, $0.4 and $0.3...............................       (0.8)         (1.3)         (0.5)
     Elimination of unrealized gain on New Dimension shares
       in purchase accounting, net of taxes of $--, $8.5 and
       $--..................................................         --         (12.7)           --
                                                               --------      --------      --------
     Net unrealized gain on securities available for sale...       12.5         (21.7)         (2.4)
  Unrealized gain on derivative instruments:
     Unrealized gain, net of taxes of $0.2, $7.8 and $6.3...        0.8          14.5          11.6
     Realized gain included in net earnings, net of taxes of
       $--, $5.4 and $7.4...................................       (0.2)        (10.1)        (13.7)
                                                               --------      --------      --------
     Net unrealized gain on derivative instruments..........        0.6           4.4          (2.1)
                                                               --------      --------      --------
          Comprehensive income..............................   $  373.7      $  230.3      $   36.0
                                                               ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1999, 2000 AND 2001
                                 (IN MILLIONS)

                                                                                              UNREALIZED
                                                                                              GAIN (LOSS)     UNREALIZED
                                                                                 FOREIGN     ON SECURITIES     GAIN ON
                                      COMMON STOCK     ADDITIONAL               CURRENCY       AVAILABLE      DERIVATIVE
                                     ---------------    PAID-IN     RETAINED   TRANSLATION     FOR SALE,     INSTRUMENTS,
                                     SHARES   AMOUNT    CAPITAL     EARNINGS   ADJUSTMENT    NET OF TAXES    NET OF TAXES
                                     ------   ------   ----------   --------   -----------   -------------   ------------
Balance, March 31, 1998............  225.3     $2.3      $212.4     $  762.7     $ (5.0)        $  8.9          $   --
  Net earnings.....................     --       --          --        362.6         --             --              --
  Foreign currency translation
    adjustment.....................     --       --          --           --       (2.7)            --              --
  Common stock and options issued
    in connection with
    acquisitions...................    7.2      0.1          --           --         --             --              --
  Adjustment to conform fiscal year
    end of Boole...................    0.1       --        (4.3)        17.8       (3.4)           1.9              --
  Shares issued for stock-based
    compensation...................    4.0       --       (71.7)          --         --             --              --
  Tax benefit of stock-based
    compensation...................     --       --        49.4           --         --             --              --
  Earned portion of restricted
    stock compensation.............     --       --          --           --         --             --              --
  Unrealized gain on securities
    available for sale.............     --       --          --           --         --            8.3              --
  Unrealized gain on derivative
    instruments....................     --       --          --           --         --             --             0.8
                                     -----     ----      ------     --------     ------         ------          ------
Balance, March 31, 1999............  236.6      2.4       185.8      1,143.1      (11.1)          19.1             0.8
  Net earnings.....................     --       --          --        242.5         --             --              --
  Foreign currency translation
    adjustment.....................     --       --          --           --        5.1             --              --
  Options issued in connection with
    acquisitions...................     --       --         1.0           --         --             --              --
  Shares issued for stock-based
    compensation...................    8.0       --       104.2           --         --             --              --
  Tax benefit of stock-based
    compensation...................     --       --       110.1           --         --             --              --
  Earned portion of restricted
    stock compensation.............     --       --          --           --         --             --              --
  Unrealized loss on securities
    available for sale.............     --       --          --           --         --           (7.7)             --
  Realized gain on securities
    available for sale.............     --       --          --           --         --           (1.3)             --
  Elimination of unrealized gain on
    New Dimension shares in
    purchase accounting............     --       --          --           --         --          (12.7)             --
  Unrealized gain on derivative
    instruments....................     --       --          --           --         --             --            14.5
  Realized gain on derivative
    instruments....................     --       --          --           --         --             --           (10.1)
                                     -----     ----      ------     --------     ------         ------          ------
Balance, March 31, 2000............  244.6      2.4       401.1      1,385.6       (6.0)          (2.6)            5.2
  Net earnings.....................     --       --          --         42.4         --             --              --
  Foreign currency translation
    adjustment.....................     --       --          --           --       (1.9)            --              --
  Common stock and options issued
    in connection with
    acquisitions...................    1.6      0.1        79.3           --         --             --              --
  Treasury stock purchases.........     --       --          --           --         --             --              --
  Shares issued for stock-based
    compensation...................    1.9       --        33.1        (91.8)        --             --              --
  Tax benefit of stock-based
    compensation...................     --       --        17.4           --         --             --              --
  Earned portion of restricted
    stock compensation.............     --       --          --           --         --             --              --
  Unrealized loss on securities
    available for sale.............     --       --          --           --         --           (1.9)             --
  Realized gain on securities
    available for sale.............     --       --          --           --         --           (0.5)             --
  Unrealized gain on derivative
    instruments....................     --       --          --           --         --             --            11.6
  Realized gain on derivative
    instruments....................     --       --          --           --         --             --           (13.7)
                                     -----     ----      ------     --------     ------         ------          ------
Balance, March 31, 2001............  248.1     $2.5      $530.9     $1,336.2     $ (7.9)        $ (5.0)         $  3.1
                                     =====     ====      ======     ========     ======         ======          ======


                                                  UNEARNED
                                                 PORTION OF
                                     TREASURY    RESTRICTED        TOTAL
                                      STOCK,       STOCK       STOCKHOLDERS'
                                     AT COST    COMPENSATION      EQUITY
                                     --------   ------------   -------------
Balance, March 31, 1998............  $ (99.5)      $ (4.1)       $  877.7
  Net earnings.....................       --           --           362.6
  Foreign currency translation
    adjustment.....................       --           --            (2.7)
  Common stock and options issued
    in connection with
    acquisitions...................       --           --             0.1
  Adjustment to conform fiscal year
    end of Boole...................       --           --            12.0
  Shares issued for stock-based
    compensation...................     99.5         (3.9)           23.9
  Tax benefit of stock-based
    compensation...................       --           --            49.4
  Earned portion of restricted
    stock compensation.............       --          2.3             2.3
  Unrealized gain on securities
    available for sale.............       --           --             8.3
  Unrealized gain on derivative
    instruments....................       --           --             0.8
                                     -------       ------        --------
Balance, March 31, 1999............       --         (5.7)        1,334.4
  Net earnings.....................       --           --           242.5
  Foreign currency translation
    adjustment.....................       --           --             5.1
  Options issued in connection with
    acquisitions...................       --           --             1.0
  Shares issued for stock-based
    compensation...................       --         (1.8)          102.4
  Tax benefit of stock-based
    compensation...................       --           --           110.1
  Earned portion of restricted
    stock compensation.............       --          2.7             2.7
  Unrealized loss on securities
    available for sale.............       --           --            (7.7)
  Realized gain on securities
    available for sale.............       --           --            (1.3)
  Elimination of unrealized gain on
    New Dimension shares in
    purchase accounting............       --           --           (12.7)
  Unrealized gain on derivative
    instruments....................       --           --            14.5
  Realized gain on derivative
    instruments....................       --           --           (10.1)
                                     -------       ------        --------
Balance, March 31, 2000............       --         (4.8)        1,780.9
  Net earnings.....................       --           --            42.4
  Foreign currency translation
    adjustment.....................       --           --            (1.9)
  Common stock and options issued
    in connection with
    acquisitions...................       --        (25.1)           54.3
  Treasury stock purchases.........   (155.1)          --          (155.1)
  Shares issued for stock-based
    compensation...................    134.2        (13.5)           62.0
  Tax benefit of stock-based
    compensation...................       --           --            17.4
  Earned portion of restricted
    stock compensation.............       --         19.8            19.8
  Unrealized loss on securities
    available for sale.............       --           --            (1.9)
  Realized gain on securities
    available for sale.............       --           --            (0.5)
  Unrealized gain on derivative
    instruments....................       --           --            11.6
  Realized gain on derivative
    instruments....................       --           --           (13.7)
                                     -------       ------        --------
Balance, March 31, 2001............  $ (20.9)      $(23.6)       $1,815.3
                                     =======       ======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED MARCH 31,
                                                              -----------------------------
                                                               1999       2000       2001
                                                              -------    -------    -------
                                                                      (IN MILLIONS)
Cash flows from operating activities:
  Net earnings..............................................  $ 362.6    $ 242.5    $  42.4
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Adjustment to conform fiscal year end of Boole..........     12.1         --         --
    Acquired research and development and merger-related
       costs and compensation charges.......................     55.6       80.8       29.7
    Depreciation and amortization...........................     76.8      235.6      314.9
    Loss on sale/disposal of property and equipment.........     11.3        7.7        0.9
    Gain on sale of investment securities...................     (3.1)      (1.7)      (0.8)
    Gain on sale of financial instrument....................       --         --       (2.9)
    Gain from real estate transaction.......................       --         --       (6.3)
    Change in allowance for doubtful accounts...............      4.1       11.3       (5.9)
    Deferred income tax benefit.............................    (41.6)      (3.4)     (20.2)
    Earned portion of restricted stock compensation and
       other compensatory stock issuances...................      1.4        2.7       10.8
    Changes in operating assets and liabilities, net of
       acquisitions:
       (Increase) decrease in accounts receivable...........   (180.2)    (143.7)      36.3
       Increase (decrease) in current and long-term deferred
         revenue............................................    254.2      (51.7)     161.8
       Change in other operating assets and liabilities.....    107.1      (13.4)      18.4
                                                              -------    -------    -------
       Net cash provided by operating activities............    660.3      366.7      579.1
                                                              -------    -------    -------
Cash flows from investing activities:
  Cash paid for technology acquisitions and other
    investments, net of cash acquired.......................     (6.7)    (649.1)    (133.8)
  Purchases of investment securities........................   (313.8)    (139.5)    (187.1)
  Maturities of/proceeds from sales of investment
    securities..............................................    162.3       80.0      238.6
  Purchases of property and equipment.......................   (115.8)    (148.0)    (182.5)
  Proceeds from sales of property and equipment.............      0.8         --        0.2
  Capitalization of software development costs and related
    assets..................................................    (76.0)    (102.7)    (112.2)
  (Increase) decrease in long-term finance receivables......    (97.5)      26.6      (13.7)
  Proceeds from sale of financial instrument................       --         --        9.4
  Proceeds from real estate transaction.....................       --         --        6.5
  Adjustment to conform fiscal year end of Boole............    (32.5)        --         --
                                                              -------    -------    -------
       Net cash used in investing activities................   (479.2)    (932.7)    (374.6)
                                                              -------    -------    -------
Cash flows from financing activities:
  Treasury stock purchased..................................       --         --     (155.1)
  Stock options exercised and other.........................     33.3      103.6       59.6
  Proceeds from borrowings..................................       --      498.8       35.0
  Payments on borrowings....................................     (1.3)    (237.0)    (148.5)
  Boole treasury stock purchased............................    (25.0)        --         --
  Proceeds from issuance of Boole common stock..............     28.5         --         --
  Adjustment to conform fiscal year end of Boole............     30.2         --         --
                                                              -------    -------    -------
       Net cash provided by (used in) financing
         activities.........................................     65.7      365.4     (209.0)
  Effect of exchange rate changes on cash...................     (2.5)       5.1       (1.9)
  Adjustment to conform fiscal year end of Boole............     (2.4)        --         --
                                                              -------    -------    -------
       Net change in cash and cash equivalents..............    241.9     (195.5)      (6.4)
Cash and cash equivalents, beginning of year................    106.0      347.9      152.4
                                                              -------    -------    -------
Cash and cash equivalents, end of year......................  $ 347.9    $ 152.4    $ 146.0
                                                              =======    =======    =======
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amounts capitalized........  $   3.4    $  22.6    $   9.6
  Cash paid for income taxes................................  $  15.5    $  15.0    $  20.9
  Common stock and options issued and liabilities assumed in
    acquisitions............................................  $    --    $  93.0    $  59.8
  Receivable for sale of fixed assets.......................  $    --    $    --    $   3.1

  The accompanying notes are an integral part of these consolidated financial statements.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Nature of Operations

     BMC Software, Inc. and its wholly-owned subsidiaries (collectively, the Company or BMC) develop software that provides systems management solutions for large enterprises. BMC markets, sells and supports its solutions primarily through its sales offices around the world, as well as through its relationships with independent partners. The Company also performs software implementation, integration and education services for its customers. Numerous factors affect the Company's operating results, including general economic conditions, market acceptance and demand for its products, its ability to develop new products, rapidly changing technologies and competition. For a discussion of certain of these important factors, see the discussion in Management's Discussion and Analysis of Results of Operations and Financial Condition under the heading "Certain Risks and Uncertainties That Could Affect Future Operating Results."

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

  (c) Basis of Presentation

     The accompanying consolidated financial statements include the accounts of BMC Software, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain amounts previously reported have been reclassified in order to ensure comparability among the years reported. For the year ended March 31, 1999, cost of professional services is included in selling and marketing expenses as such costs were not accounted for separately during that year.

  (d) Cash Equivalents

     The Company considers investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 2000 and 2001, the Company's cash equivalents were comprised primarily of money market funds. The Company's cash equivalents are subject to potential credit risk. The Company's cash management and investment policies restrict investments to investment quality, highly liquid securities.

  (e) Long Lived Assets

     Property and Equipment --

     Property and equipment are stated at cost. Depreciation on all property and equipment, with the exception of buildings and leasehold improvements, is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Depreciation on buildings is calculated using the straight-line method over the useful lives of the components of the buildings, which results in a weighted average life of 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets, which range from two to seven years. Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In fiscal 2000 and 2001, $0.4 million and $5.6 million of interest cost was capitalized. No interest was capitalized in fiscal 1999.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     A summary of property and equipment is as follows:

                                                                  MARCH 31,
                                                              ------------------
                                                               2000       2001
                                                              -------    -------
                                                                (IN MILLIONS)
Land........................................................  $  27.0    $  27.0
Buildings and leasehold improvements........................    159.6      180.5
Construction in progress....................................     38.2      146.0
Computers, furniture and equipment..........................    292.6      304.2
                                                              -------    -------
                                                                517.4      657.7
  Less accumulated depreciation and amortization............   (179.9)    (201.2)
                                                              -------    -------
Net property and equipment..................................  $ 337.5    $ 456.5
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

     Software Development Costs and Related Assets --

     Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Purchased software and related assets are recorded at cost. The capitalized software costs are amortized over the products' estimated useful lives, which is typically five years, beginning upon the declaration of the underlying products as generally available for sale. Each quarter, the Company analyzes the realizability of its recorded software assets. This process occasionally results in accelerated amortization charges which, over the past few years, has resulted in an effective amortization period of approximately four years. During the years ended March 31, 1999, 2000 and 2001, $76.0 million, $102.7 million and $112.2 million, respectively, of software costs were capitalized. Amortization for the years ended March 31, 1999, 2000 and 2001 was $40.8 million, $40.2 million and $60.2 million, respectively, including $15.9 million, $8.2 million and $16.5 million, respectively, of accelerated amortization for software products that were not expected to generate sufficient future revenues necessary for the Company to realize the carrying value of these assets. These expenses were reported as cost of maintenance services and product licenses in the accompanying consolidated statements of earnings and comprehensive income.

     Acquired Technology --

     Acquired technology, representing developed technology of acquired businesses, is stated at cost and is amortized on a straight line basis over the products' estimated useful lives, which are typically three to five years. The portion of a purchase which pertains to in-process research and development is expensed in the period of the acquisition.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     Goodwill and Other Intangibles --

     Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and other intangibles are stated at cost and are amortized on a straight line basis over the estimated future periods to be benefited, which is typically three to four years.

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

     Effective January 1, 1999, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, depending on the rights or obligations under the contracts, at its fair value. SFAS No. 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For a qualifying cash flow hedge, the changes in fair value of the derivative instrument are initially recognized in other comprehensive income and then are reclassified into earnings in the period that the hedged transaction affects earnings. For a qualifying fair value hedge, the changes in fair value of the derivative instrument are offset against the corresponding changes for the hedged item through earnings. Such accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the statement of earnings, and requires the Company to formally document, designate and continuously assess the effectiveness of transactions that receive hedge accounting. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000 and amends certain provisions of SFAS No. 133. Adoption of SFAS No. 138 did not have a material effect on the Company's financial position or results of operations.

     The Company primarily utilizes two types of derivative financial instruments in managing its foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to achieve hedges of firm commitments that subject the Company to transaction risk. Such commitments include accounts receivable, intercompany receivables/payables, cash balances, and certain liabilities of foreign operations. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of the month. As such, there is no fair value associated with these forward exchange contracts at March 31, 2000 and 2001.

     Forward exchange contracts and net purchased option contracts are used by the Company to hedge anticipated, but not firmly committed, sales transactions, and generally qualify as cash flow hedges under SFAS No. 133. The Company believes that the anticipated sales transactions are probable and highly

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
correlated with the derivative instruments. Probability weightings are applied to the forecasted quarterly sales amounts up to one year into the future and contracts are purchased to hedge the foreign currency exchange risk on these weighted amounts with specified revenues being designated as the hedged item. The Company performs comparisons, on a monthly basis, of the contracts and the forecasted sales revenues to determine hedge effectiveness. The Company excludes the change in the time value of the contracts from its assessment of hedge effectiveness. In the event a hedge ceases to be highly effective, the derivative is subsequently sold, or the Company discontinues hedging operations, any unrecognized premium costs or deferred gains will be recognized in earnings in that period. During fiscal 1999, 2000 and 2001, the Company did not recognize any amounts in earnings due to hedge ineffectiveness, as defined in SFAS No. 133, nor did the Company discontinue its hedging activities. The terms of the Company's forward exchange contracts and purchased option contracts are typically one year or less. The fair value, estimated using the Black-Scholes option pricing model, of these forward exchange contracts and purchased option contracts at March 31, 2000 and 2001 was $6.2 million and $5.6 million, respectively, and is included in other current assets in the consolidated balance sheets. Changes in the intrinsic value of forward exchange contracts and purchased option contracts are reported as a component of other comprehensive income.

     The balances in other current assets and other comprehensive income related to derivative instruments as of March 31, 2001 are expected to be recognized in earnings over the next twelve months. During the years ended March 31, 1999, 2000 and 2001, general and administrative expenses included $1.5 million, $0.3 million and $0.1 million, respectively, related to premium, discount and time value realization from derivative financial instruments and unhedged immaterial foreign exchange exposures. The gains and losses from the Company's foreign exchange financial instruments are netted with the currency gains and losses of the hedged item in the Company's consolidated statements of earnings and comprehensive income.

     Upon adoption of SFAS No. 133 during fiscal 1999, the Company recognized a cumulative adjustment of $2.4 million ($1.5 million, net of taxes) related primarily to unrecognized premium costs on the purchased option contracts. Under the previous accounting method, the Company deferred recognition of these premiums until the settlement date of the option contracts.

     The table below summarizes the contractual amounts of the Company's derivative financial instruments in U.S. dollars. The Company's foreign exchange financial instruments are primarily denominated in the major European currencies, particularly the Euro and the British pound, as well as Asia Pacific currencies, particularly the Japanese yen and Australian dollar. The "Buy" amounts in the table below represent the U.S. dollar equivalent of commitments to purchase foreign currencies and the "Sell" amounts represent the U.S. dollar equivalent of the Company's right (with respect to purchased option contracts) and its commitment (with respect to forward exchange contracts) to sell foreign currencies.

                                                                 MARCH 31,
                                                      --------------------------------
                                                           2000              2001
                                                      --------------    --------------
                                                      BUY      SELL     BUY      SELL
                                                      ----    ------    ----    ------
                                                              (IN MILLIONS)
Purchased options...................................  $ --    $ 46.7    $ --    $ 45.9
Forward exchange contracts (Europe).................    --     321.8      --     449.1
Forward exchange contracts (Other)..................   1.9      66.9     1.2      58.8
                                                      ----    ------    ----    ------
                                                      $1.9    $435.4    $1.2    $553.8
                                                      ====    ======    ====    ======

     Credit-related losses from the Company's forward exchange contracts could occur if the Company's foreign customers default on their trade payable obligations with the Company. The Company has not experienced and does not expect to experience any significant defaults by its foreign customers. Exposure from the Company's purchased option contracts is limited to the premium costs associated with purchasing the instruments as the Company is not obligated to exercise these options. The Company is also exposed to credit-

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
related losses in the event of non-performance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, the Company diversifies this risk across several counterparties.

  (g) Deferred Revenue

     Deferred revenue is comprised of deferred maintenance, license, professional services and other revenues. Deferred maintenance revenue is not recorded until it has been collected or is supported by a formal, financing arrangement, and is recognized in the statement of earnings over the term of the arrangement, which terms primarily range from one to five years. The principal components of deferred revenue as of March 31, 2000 and 2001 are as follows:

                                                                 MARCH 31,
                                                              ----------------
                                                               2000      2001
                                                              ------    ------
                                                               (IN MILLIONS)
Current:
  Maintenance...............................................  $332.0    $332.3
  License...................................................    27.9      70.2
  Professional Services.....................................    19.1      35.2
  Other.....................................................    27.6      36.9
                                                              ------    ------
          Total current deferred revenue....................   406.6     474.6
Long-Term:
  Maintenance...............................................   278.3     344.0
  License...................................................     2.2      36.5
  Other.....................................................     8.1       2.3
                                                              ------    ------
          Total long-term deferred revenue..................   288.6     382.8
                                                              ------    ------
          Total deferred revenue............................  $695.2    $857.4
                                                              ======    ======

  (h) Revenue Recognition

     The Company generates revenues from licensing software, providing maintenance and support for previously licensed products and providing professional services. The Company generally utilizes written contracts as the means to establish the terms and conditions by which the Company's products, support and services are sold to its customers.

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants SOP 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In applying these statements, the Company recognizes software license fees upon meeting the following four criteria: execution of the signed contract, delivery of the underlying products to the customer and the acceptance of such products by the customer, determination that the software license fees are fixed and determinable, and determination that collection of the software license fees is probable. In instances when any one of the four criteria are not met, the Company will either defer recognition of the software license revenue until the criteria are met or will recognize the software license revenue on a ratable basis, as required by SOPs 97-2 and 98-9. Maintenance and support revenues are recognized ratably over the term of the arrangement on a straight-line basis. Revenues from license and maintenance transactions that are financed are generally recognized in the same manner as those requiring current payment. The Company has an established business practice of offering installment contracts to customers and has a history of successfully enforcing original payment terms

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
without making concessions. Further, the payment obligations are unrelated to product implementation or any other post-transaction activity. Revenues from sales through agents, distributors and resellers are recorded either at the gross amount charged the customer or net of commissions paid, based on the economic risks and ongoing product support responsibilities assumed by the Company. Revenues from professional services are typically recognized as the services are performed for time and materials contracts or on a percentage-of-completion basis.

     When several elements, including software licenses, maintenance and support and professional services, are sold to a customer through a single contract, the revenues from such multiple-element arrangements are allocated to each element based upon the residual method, whereby the fair value of the undelivered elements of the contract is deferred. The Company has established vendor-specific objective evidence of fair value for maintenance and support and professional services. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance and support and/or professional services, and where the maintenance and support and/or professional services are not essential to the functionality of the delivered software. In those instances where professional services are essential to the functionality of the software licenses, contract accounting is applied to both the software license and services elements of the arrangement. In the event a contract contains terms which are inconsistent with the Company's vendor-specific objective evidence, all revenues from the contract are deferred.

  (i) Earnings Per Share

     SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the years ended March 31, 1999, 2000 and 2001, the treasury stock method effect of 0.3 million, 1.5 million and 19.1 million weighted options, respectively, have been excluded from the calculation of diluted EPS as they are anti-dilutive. For the year ended March 31, 2001, the treasury stock method effect of 0.9 million weighted unearned restricted shares has also been excluded as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the years ended March 31, 1999, 2000 and 2001:

                                                             YEARS ENDED MARCH 31,
                                                           --------------------------
                                                            1999      2000      2001
                                                           ------    ------    ------
                                                            (IN MILLIONS, EXCEPT PER
                                                                 SHARE AMOUNTS)
Basic earnings per share:
  Net earnings...........................................  $362.6    $242.5    $ 42.4
                                                           ------    ------    ------
  Weighted average number of common shares...............   234.3     241.0     245.4
                                                           ------    ------    ------
  Basic earnings per share...............................  $ 1.55    $ 1.01    $ 0.17
                                                           ======    ======    ======
Diluted earnings per share:
  Net earnings...........................................  $362.6    $242.5    $ 42.4
                                                           ------    ------    ------
  Weighted average number of common shares...............   234.3     241.0     245.4
  Incremental shares from assumed conversions of stock
     options and other dilutive securities...............    14.3      12.0       7.1
                                                           ------    ------    ------
  Adjusted weighted average number of common shares......   248.6     253.0     252.5
                                                           ------    ------    ------
Diluted earnings per share...............................  $ 1.46    $ 0.96    $ 0.17
                                                           ======    ======    ======

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

  (j) Stock Splits

     On April 20, 1998, the Company's board of directors declared a two-for-one stock split. This stock split was effected in the form of a stock dividend whereby stockholders of record received one share of common stock for each share held. All stock related data in the consolidated financial statements and related notes reflects this stock split for all periods presented.

  (k) Treasury Stock

     On April 24, 2000, the Company's board of directors authorized the Company to repurchase up to $500.0 million in common stock. During fiscal 2001, 7.2 million shares were purchased for $155.1 million under this authorization. No shares were repurchased in fiscal 1999 and 2000.

  (l) Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net earnings and all other non-owner changes in equity, which for the Company include foreign currency translation adjustments and unrealized gains and losses on securities available for sale and derivative instruments. A reconciliation of reported net earnings to comprehensive income is included in the consolidated statements of earnings and comprehensive income.

(2) TECHNOLOGY ACQUISITIONS

     In March, 1999, the Company completed its merger with Boole & Babbage, Inc. ("Boole") which was accounted for as a pooling of interests in accordance with APB Opinion No. 16. The Company recorded charges of $38.3 million and $13.7 million for merger and restructuring costs related to the Boole transaction for the years ended March 31, 1999 and 2000, respectively. During the year ended March 31, 2001, $2.8 million of the accrual for merger and restructuring costs was reversed to income. For further discussion of the components of the merger and restructuring charge, see Note 12 -- Merger-Related Costs. The Company exchanged a total of 19.1 million shares of its common stock for all of the outstanding shares of Boole. The Company also converted Boole employee options into options to purchase 3.9 million shares of the Company's common stock. The results of operations for Boole are included for all periods presented herein.

     Boole had previously reported on a September 30 year end. As a result of certain adjustments made to conform the fiscal year ends of the Company and Boole for only the year ended March 31, 1999, in accordance with SEC regulations, the consolidated statements of earnings and comprehensive income exclude the results of Boole for the six months ended March 31, 1998, which included total revenues of $106.5 million and net earnings of $17.8 million. An adjustment is included in the consolidated statement of stockholders' equity for the year ended March 31, 1999 for the net earnings attributed to this six-month period.

     On April 14, 1999, the Company acquired, through a public tender offer, in excess of 95% of the outstanding ordinary shares of New Dimension Software, Ltd. (New Dimension). Total consideration paid approximated $673.0 million, including the cost of the remaining 5% of outstanding shares acquired during fiscal 2000 and the Company's historical cost of approximately $2.0 million for shares of New Dimension previously owned by Boole. Unrealized gains of approximately $21.2 million related to these New Dimension shares included in long-term investment securities and accumulated other comprehensive income at March 31, 1999, were eliminated when the acquisition was recorded. The acquisition was accounted for as a purchase transaction, and the purchase price was allocated as follows:
$126.3 million to software assets, $435.9 million to goodwill and other intangibles and $30.0 million to equipment, receivables and other non-software assets, net of liabilities assumed. All intangible assets are being amortized on a straight-line basis over four years, which represents the estimated future periods to be benefited. Additionally, the Company allocated

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

$80.8 million, or 12% of the purchase price, to in-process research and development ("IPR&D"), which represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility nor had an alternative future use.

     At the acquisition date, New Dimension was conducting design, development, engineering and testing activities in the following areas:

     - Integrated Operations Architecture for the Enterprise, which was to be the supporting infrastructure for all of the distributed systems products from New Dimension. This project, as originally intended, was cancelled as the Company determined it was more appropriate to gradually extend the existing distributed systems infrastructure rather than replace it.

     - Expansion of the Output Management product family to include products for distributed systems.

     - E-business enablement, the development of the infrastructure necessary to "Internet-ize" the entire New Dimension product family.

     - Security, including additional features and add-on applications for existing security applications.

     - Enhancements to the CONTROL-M, CONTROL-D, CONTROL-SA and Enterprise Controlstation products.

     As of the date of the New Dimension acquisition, the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software and internal use. As such, the value of the purchased IPR&D was expensed at the time of the acquisition. As of March 31, 2001, the Integrated Operations Architecture for the Enterprise project has been cancelled; of the remaining projects, certain have been completed and the related products are generally available, others have been released as beta versions for customer testing and evaluation, and the remainder are still in process. All of the foregoing estimates and projections were based on assumptions the Company believed to be reasonable at the time, but which were inherently uncertain and unpredictable.

     The following unaudited pro forma results of operations for the year ended March 31, 1999, assume the acquisition of New Dimension occurred at the beginning of that period. The pro forma information includes New Dimension's financial results for the year ended December 31, 1998, combined with the accounts of the Company for the year ended March 31, 1999. As the acquisition occurred on April 14, 1999, pro forma results for the year ended March 31, 2000, are not significantly different than the reported results for that year.

                                                                 YEAR ENDED
                                                               MARCH 31, 1999
                                                              ----------------
                                                               (IN MILLIONS,
                                                              EXCEPT PER SHARE
                                                                  AMOUNTS)
Total revenues*.............................................      $1,384.0
Net earnings................................................      $  265.2
Basic earnings per share....................................      $   1.13
Diluted earnings per share..................................      $   1.07

---------------
* Excludes $13.5 million of royalties paid by the Company to New Dimension for the year ended March 31, 1999.

     On April 25, 2000, the Company acquired all of the outstanding shares of Evity, Inc. ("Evity") in a transaction accounted for as a purchase. The aggregate purchase price totaled $67.3 million, including cash consideration of $10.0 million, 1.0 million shares of common stock, 0.4 million common stock options and

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
transaction costs, and was allocated as follows: $2.5 million to acquired technology, $57.8 million to goodwill and other intangibles and $7.0 million, or 10% of the purchase price, to IPR&D. Net tangible assets acquired were insignificant. All intangible assets are being amortized on a straight-line basis over three years, which represents the estimated future periods to be benefited. The amount allocated to purchased IPR&D represents the estimated fair value, based on risk-adjusted cash flows, related to Evity's research and development projects not yet completed. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date, during the quarter ended June 30, 2000.

     At the acquisition date, Evity was conducting design, development, engineering and testing activities associated with the completion of SiteAngel 2.0, an enhanced version of Evity's SiteAngel website performance monitoring product, as well as new technologies in the areas of load testing and network infrastructure. The projects under development at the valuation date represented next-generation technologies that are expected to address emerging market demands for the Web performance market.

     At the acquisition date, the technologies under development were approximately 45% complete based on engineering man-month data and technological progress. Evity had incurred nearly $1.0 million on the in-process projects and expected to spend approximately $1.3 million to complete all phases of the research and development. Anticipated completion dates ranged from 4 to 18 months, at which times the Company expected to begin benefiting from the developed technologies. The Company completed SiteAngel 2.0 during fiscal 2001 and project costs were materially consistent with management's estimates at the acquisition date. Also during fiscal 2001, the remaining projects in-process at the acquisition date were suspended indefinitely.

     On August 8, 2000, the Company acquired all of the outstanding shares of OptiSystems Solutions, Ltd. ("OptiSystems") in a transaction accounted for as a purchase. The aggregate purchase price totaled $71.5 million in cash, including transaction costs, and was allocated as follows: $6.3 million to acquired technology, $55.2 million to goodwill and other intangibles, $4.0 million to equipment, receivables and other non-software assets, net of liabilities assumed, and $6.0 million, or 8% of the purchase price, to purchased in-process research and development. All intangible assets are being amortized on a straight-line basis over three years, which represents the estimated future periods to be benefited. The amount allocated to purchased IPR&D represents the estimated fair value, based on risk-adjusted cash flows, related to OptiSystems' incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date, during the quarter ended September 30, 2000.

     At the acquisition date, OptiSystems was conducting design, development, engineering and testing activities associated with the completion of several components of its Energizer for R/3 product. The projects under development at the valuation date represented next-generation technologies that are expected to address emerging market demands for the enterprise application performance market.

     At the acquisition date, the technologies under development were approximately 50% complete based on engineering man-month data and technological progress. OptiSystems had incurred approximately $1.0 million on the in-process projects, and expected to spend approximately $1.2 million to complete all phases of the research and development. Anticipated completion dates ranged from 2 to 11 months, at which times the Company expected to begin benefiting from the developed technologies. Certain of the projects have been completed and the remainder are still in process, and project costs have been materially consistent with management's estimates at the acquisition date.

     The following unaudited pro forma results of operations for the years ended March 31, 2000 and 2001, assume the acquisitions of Evity and OptiSystems occurred at the beginning of each period presented. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma net earnings exclude the effect of the $7.0 million and $6.0 million write-offs of IPR&D associated with the acquisitions, respectively, in accordance with generally accepted accounting principles.

                                                           YEARS ENDED MARCH 31,
                                                          ------------------------
                                                             2000          2001
                                                          ----------    ----------
                                                          (IN MILLIONS, EXCEPT PER
                                                                SHARE DATA)
Total revenues..........................................   $1,725.6      $1,505.0
Net earnings............................................   $  184.9      $   42.5
Basic earnings per share................................   $   0.76      $   0.17
Diluted earnings per share..............................   $   0.73      $   0.17

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

     The Company completed other immaterial acquisitions during the year ended March 31, 2001, which were accounted for under the purchase method. The aggregate purchase price for these transactions totaled $36.1 million in cash and $0.3 million in common stock options, and was allocated as follows: $14.5 million to acquired technology, $18.2 million to goodwill and other intangibles and $3.7 million, or 10% of the aggregate purchase price, to purchased in-process research and development. Net tangible assets acquired were insignificant. All intangible assets are being amortized on a straight-line basis over three years, which represents the estimated future periods to be benefited.

     In making its purchase price allocations for all acquisitions accounted for under the purchase method, the Company considered present value calculations of income, analyses of project accomplishments and remaining outstanding items, assessments of overall contributions, as well as project risks. The values assigned to purchased in-process technology were determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by BMC and its competitors. The resulting net cash flows from such projects are based on the Company's estimates of cost of sales, operating expenses, and income taxes from such projects.

     In the present value calculations, aggregate revenues for the New Dimension, Evity and OptiSystems developed, in-process and future products were estimated to grow at compounded annual growth rates of approximately 38%, 155% and 43%, respectively, for the four years, five years and five years following acquisition, respectively, assuming the successful completion and market acceptance of the major current and future research and development programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

     The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations and venture capital rates of return. Due to the nature of the forecasts and risks associated with the projected growth and profitability of the developmental projects, discount rates of 20% to 30% were used to value the acquired IPR&D for the various acquisitions during fiscal 2000 and fiscal 2001. Specifically, discount rates of 20%, 30% and 25% were used to value the acquired IPR&D for New Dimension, Evity and

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

OptiSystems, respectively. Rates of 15%, 20% and 20% were used in discounting the cash flows associated with the respective developed technologies. These discount rates were commensurate with the respective stage of development and the uncertainties in the economic estimates described above.

     The IPR&D charge for fiscal 2001 also includes the write-off of assets totaling $4.7 million related to a technology agreement with Envive Corporation that was terminated during the first quarter of fiscal 2001.

(3) INVESTMENT SECURITIES

     Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. The Company has the ability and intent to hold most of its debt securities to maturity and thus has classified these securities as "held to maturity" pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities have been recorded at amortized cost in the Company's consolidated balance sheets. Securities classified as "available for sale" are recorded at fair value. The resulting net unrealized gains or losses are recorded as an increase or decrease to stockholders' equity. The Company holds no securities classified as "trading securities." Gains and losses, realized and unrealized, are calculated using the specific identification method. The tables below summarize the Company's total investment securities portfolio as of March 31, 2000 and 2001.

                          HELD-TO-MATURITY SECURITIES

                                                                   GROSS          GROSS
                                                        FAIR    UNRECOGNIZED   UNRECOGNIZED   AMORTIZED
                                                       VALUE       GAINS          LOSSES        COST
                                                       ------   ------------   ------------   ---------
                                                                        (IN MILLIONS)
2000
Maturities within 1 year:
  Municipal securities...............................  $ 78.4      $ 0.1          $   --       $ 78.3
  Corporate bonds....................................    11.9         --              --         11.9
  Euro bonds and other...............................     5.0         --              --          5.0
                                                       ------      -----          ------       ------
          Total maturities within 1 year.............  $ 95.3      $ 0.1          $   --       $ 95.2
                                                       ======      =====          ======       ======
Maturities from 1-5 years:
  Municipal securities...............................  $346.9      $ 0.3          $ (3.4)      $350.0
  Corporate bonds....................................   118.9         --            (3.2)       122.1
  Euro bonds and other...............................    98.5         --            (4.0)       102.5
  Mortgage securities................................     4.7         --            (0.1)         4.8
                                                       ------      -----          ------       ------
          Total maturities from 1-5 years............  $569.0      $ 0.3          $(10.7)      $579.4
                                                       ======      =====          ======       ======
Maturities from 6-10 years:
  Corporate bonds....................................  $  9.5      $  --          $ (0.1)      $  9.6
                                                       ------      -----          ------       ------
          Total maturities from 6-10 years...........  $  9.5      $  --          $ (0.1)      $  9.6
                                                       ======      =====          ======       ======

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                                                                   GROSS          GROSS
                                                        FAIR    UNRECOGNIZED   UNRECOGNIZED   AMORTIZED
                                                       VALUE       GAINS          LOSSES        COST
                                                       ------   ------------   ------------   ---------
                                                                        (IN MILLIONS)
2001
Maturities within 1 year:
  Municipal securities...............................  $ 87.7      $ 0.6          $   --       $ 87.1
  Corporate bonds....................................    23.1        0.1              --         23.0
  Euro bonds and other...............................    18.9         --              --         18.9
  Mortgage securities................................     2.1         --              --          2.1
                                                       ------      -----          ------       ------
          Total maturities within 1 year.............  $131.8      $ 0.7          $   --       $131.1
                                                       ======      =====          ======       ======
Maturities from 1-5 years:
  Municipal securities...............................  $275.2      $ 5.1          $   --       $270.1
  Corporate bonds....................................   167.2        4.3            (0.6)       163.5
  Euro bonds and other...............................    93.9        1.7            (0.1)        92.3
  Mortgage securities................................     0.9         --              --          0.9
                                                       ------      -----          ------       ------
          Total maturities from 1-5 years............  $537.2      $11.1          $ (0.7)      $526.8
                                                       ======      =====          ======       ======

                         AVAILABLE-FOR-SALE SECURITIES

                                                            AMORTIZED   TOTAL NET   TOTAL NET    FAIR
                                                              COST        GAINS      LOSSES     VALUE
                                                            ---------   ---------   ---------   ------
                                                                          (IN MILLIONS)
2000
Maturities within 1 year:
  Municipal securities....................................   $  4.1       $ --        $  --     $  4.1
  Euro bonds..............................................      3.5         --           --        3.5
                                                             ------       ----        -----     ------
          Total maturities within 1 year..................   $  7.6       $ --        $  --     $  7.6
                                                             ======       ====        =====     ======
Maturities from 1-5 years:
  Municipal securities....................................   $ 98.2       $ --        $(1.5)    $ 96.7
  Corporate bonds.........................................     54.1         --         (1.3)      52.8
  Euro bonds..............................................     34.9         --         (1.1)      33.8
  Mutual funds and other..................................     23.3        2.7           --       26.0
                                                             ------       ----        -----     ------
          Total maturities from 1-5 years.................   $210.5       $2.7        $(3.9)    $209.3
                                                             ======       ====        =====     ======
Maturities from 6-10 years:
  Municipal securities....................................   $ 16.3       $ --        $(0.3)    $ 16.0
  Equity securities.......................................      7.5         --         (1.5)       6.0
                                                             ------       ----        -----     ------
          Total maturities from 6-10 years................   $ 23.8       $ --        $(1.8)    $ 22.0
                                                             ======       ====        =====     ======

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                                                            AMORTIZED   TOTAL NET   TOTAL NET    FAIR
                                                              COST        GAINS      LOSSES     VALUE
                                                            ---------   ---------   ---------   ------
                                                                          (IN MILLIONS)
2001
Maturities within 1 year:
  Corporate bonds.........................................   $  6.3       $ --        $  --     $  6.3
  Euro bonds..............................................      7.3         --           --        7.3
                                                             ------       ----        -----     ------
          Total maturities within 1 year..................   $ 13.6       $ --        $  --     $ 13.6
                                                             ======       ====        =====     ======
Maturities from 1-5 years:
  Municipal securities....................................   $  2.6       $ --        $  --     $  2.6
  Corporate bonds.........................................    107.1        2.2         (0.3)     109.0
  Euro bonds..............................................     45.9        1.2           --       47.1
  Mortgage securities.....................................      1.1         --           --        1.1
  Mutual funds and other..................................     24.4         --         (3.6)      20.8
                                                             ------       ----        -----     ------
          Total maturities from 1-5 years.................   $181.1       $3.4        $(3.9)    $180.6
                                                             ======       ====        =====     ======
Maturities from 6-10 years:
  Corporate bonds.........................................   $  5.7       $ --        $(0.1)    $  5.6
  Equity securities.......................................      7.5         --         (7.2)       0.3
                                                             ------       ----        -----     ------
          Total maturities from 6-10 years................   $ 13.2       $ --        $(7.3)    $  5.9
                                                             ======       ====        =====     ======

     The Company's mortgage securities are classified according to the stated maturities of the securities.

(4) TRADE FINANCE RECEIVABLES AND SECURITIZATIONS

     Trade finance receivables arise in the ordinary course of business to accommodate customers' cash flow objectives. Most of the trade finance receivables entered into by the Company are transferred to financing institutions. Such transfers are executed on a non-recourse basis either through individual transfers or securitizations. The Company records such transfers as sales of the related accounts receivable when the Company is considered to have surrendered control of such receivables under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." When the Company sells receivables in securitizations of software installment contracts, it retains subordinated interests and servicing rights, both of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the receivables involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. The Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions -- credit losses, forward yield curves and discount rates commensurate with the risks involved.

     During fiscal 2000 and 2001, the Company transferred financed receivables of $451.2 million and $261.4 million, respectively, which approximated fair value, to financing institutions on a non-recourse basis. Trade finance receivables that have been transferred to financing institutions and remained outstanding as of March 31, 2000 and 2001 totaled approximately $682.7 million and $733.8 million, respectively.

     Of the amounts the Company transferred during fiscal 2001, $142.8 million of software installment contracts were sold in securitization transactions. In all those securitizations, the Company retained servicing responsibilities and subordinated interests. The Company receives servicing fees and rights to future cash flows arising after the investors in the securitization vehicle have received the return for which they contracted. The financing institutions have no recourse to the Company's other assets for failure of debtors to pay when due.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

The Company's retained interests are subordinate to the investors' interests and the value of the retained interests is subject to credit and interest rate risks on the transferred financial assets. In fiscal 2001, the Company recognized pretax gains of $5.5 million on such securitizations. As of March 31, 2001, the total principal amount outstanding for all securitized receivables was $319.0 million. As of March 31, 2001, the Company had retained interests with a fair value of $25.0 million, which was determined utilizing the following assumptions: no prepayments or expected credit losses, weighted average life of
1.7 years and average discount rate of 8.4%.

     Trade finance receivables that have not been transferred are classified as trade finance receivables in the accompanying consolidated balance sheets and mature as follows:

                                                                  YEARS
                                                                 ENDING
                                                                MARCH 31,
                                                              -------------
                                                              (IN MILLIONS)
2002........................................................     $213.5
2003........................................................      122.1
2004........................................................       71.6
2005........................................................       34.6
Thereafter..................................................        8.0
                                                                 ------
          Total finance receivables.........................     $449.8
                                                                 ======

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB Statement No. 125." This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Such disclosures are included above. We believe that adoption of SFAS No. 140 will not have a material effect on our financial position or results of operations.

(5) COST OF MAINTENANCE SERVICES AND PRODUCT LICENSES

     The components of cost of maintenance services and product licenses for the years ended March 31, 1999, 2000 and 2001 are as follows:

                                                             YEARS ENDED MARCH 31,
                                                           --------------------------
                                                            1999      2000      2001
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Cost of maintenance services.............................  $ 84.5    $128.0    $135.6
Amortization of software development costs and related
  assets.................................................    40.8      40.2      60.2
Royalties................................................    26.7       9.0      12.1
                                                           ------    ------    ------
                                                           $152.0    $177.2    $207.9
                                                           ======    ======    ======

(6) SHORT-TERM BORROWINGS

     In April 1999, the Company entered into a $500.0 million credit facility with a consortium of U.S. banks. The facility consisted of (a) a 364-day unsecured revolving credit facility for general corporate purposes with renewal options by the lenders and with a one-year option granted to the Company to convert the revolving loans into a one-year term loan, and (b) a competitive bid facility that allowed the Company to request bids

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
from the lenders for loans on a negotiated basis up to the existing availability under the credit facility. Interest on the loans under the credit facility was payable monthly and accrued at a margin above LIBOR, based on certain financial ratios of the Company, which approximated 6.75% as of March 31, 2000. The balance outstanding under the credit facility was $263.0 million as of March 31, 2000, at a weighted average interest rate of 6.65%, which approximated fair value. During the year ended March 31, 2001, the Company exercised the option and converted the balance of the revolving loans outstanding under the facility into a $115.0 million one-year term loan with an interest rate of 5.9%. As of March 31, 2001, the term loan remained outstanding and the Company had other short-term borrowings of $35.0 million. The Company's total short-term borrowings of $150.0 million as of March 31, 2001, at a weighted average interest rate of 5.9%, approximated fair value. The short-term facilities include, among others, covenants regarding the maintenance of at least $300.0 million in cash and marketable securities and certain financial ratios.

     Subsequent to March 31, 2001, the term loan matured and the Company paid the balance outstanding. The Company entered a new 364-day $100.0 million revolving credit facility, which is secured by certain of the Company's financial assets whose market value must equal or exceed 115% of the commitment under the facility. Interest on the borrowings under this facility is payable monthly and is accrued at a margin above LIBOR.

(7) INCOME TAXES

     Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. Research and development tax credits are accounted for as a reduction of income tax expense in the year realized. The income tax benefit from nonqualified stock options exercised, wherein the fair market value at date of issuance is less than that at date of exercise, is credited to additional paid-in capital. The tax effects of unrealized gains and losses on available-for-sale securities and derivative financial instruments are recorded through other comprehensive income within stockholders' equity.

     The provision for income taxes for the years ended March 31, 1999, 2000 and 2001, consisted of the following:

                                                              YEARS ENDED MARCH 31,
                                                            -------------------------
                                                             1999     2000      2001
                                                            ------    -----    ------
                                                                  (IN MILLIONS)
Current:
  Federal.................................................  $135.9    $58.7    $ 17.7
  State...................................................     1.8      2.0       2.5
  Foreign.................................................    17.7     11.6      18.0
                                                            ------    -----    ------
          Total current...................................   155.4     72.3      38.2
Deferred:
  Federal.................................................   (41.6)    (3.4)    (13.5)
  Foreign.................................................      --       --      (6.7)
                                                            ------    -----    ------
          Total deferred..................................   (41.6)    (3.4)    (20.2)
                                                            ------    -----    ------
                                                            $113.8    $68.9    $ 18.0
                                                            ======    =====    ======

     The foreign provision for income taxes is based on foreign pre-tax earnings of $131.5 million, $129.8 million and $94.0 million for fiscal 1999, 2000 and 2001, respectively.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     The income tax provisions for fiscal 1999, 2000 and 2001 differ from the amounts computed by applying the statutory federal income tax rate of 35% to consolidated earnings before income taxes as follows:

                                                             YEARS ENDED MARCH 31,
                                                           --------------------------
                                                            1999      2000      2001
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Expense computed at statutory rate.......................  $167.3    $109.0    $ 21.1
Increase (reduction) resulting from:
  Foreign tax effect, net................................   (17.8)    (37.5)    (13.3)
  Tax benefit from foreign sales corporation.............    (1.2)     (1.9)     (1.1)
  Income not subject to tax..............................    (9.9)     (8.2)     (7.5)
  Research and development credit........................    (0.8)     (3.0)     (4.5)
  Non-recurring tax benefit..............................   (20.0)       --        --
  Net change in valuation allowance......................   (12.2)       --        --
  Other..................................................    (3.2)      4.7       5.1
                                                           ------    ------    ------
     Subtotal............................................   102.2      63.1      (0.2)
Non-deductible charge for acquired research and
  development............................................    11.6       5.8      18.2
                                                           ------    ------    ------
                                                           $113.8    $ 68.9    $ 18.0
                                                           ======    ======    ======

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences as of March 31, 2000 and 2001 are as follows:

                                                                 MARCH 31,
                                                              ----------------
                                                               2000      2001
                                                              ------    ------
                                                               (IN MILLIONS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 12.7    $  9.5
  Deferred revenue..........................................     5.7       1.0
  Acquired research and development.........................    72.2     108.3
  Deferred compensation plan................................     5.9       7.0
  Stock compensation plans..................................      --       2.5
  Accruals not currently deductible.........................     1.9       0.2
  Other.....................................................     3.3       7.2
                                                              ------    ------
          Total gross deferred tax asset....................   101.7     135.7
                                                              ------    ------
  Valuation allowance.......................................    (0.9)     (0.9)
                                                              ------    ------
          Total deferred tax asset..........................   100.8     134.8
                                                              ------    ------
Deferred tax liabilities:
  Software capitalization, net..............................   (54.1)    (72.0)
  Book/tax difference on assets.............................    (5.0)     (6.3)
  Stock compensation plans..................................    (1.3)       --
  Foreign earnings and other................................   (10.1)     (5.5)
                                                              ------    ------
          Total deferred tax liability......................   (70.5)    (83.8)
                                                              ------    ------
  Net deferred tax asset....................................  $ 30.3    $ 51.0
                                                              ======    ======
  As reported:
     Other current assets...................................  $  8.6    $  9.9
                                                              ======    ======
     Other long-term assets.................................  $ 21.7    $ 41.1
                                                              ======    ======

     Aggregate unremitted earnings of foreign subsidiaries for which U.S. Federal income taxes have not been provided, totaled approximately $434.7 million and $511.1 million at March 31, 2000 and 2001, respectively. Deferred income taxes have not been provided on these earnings because the Company considers them to be indefinitely reinvested.

     Prior to the combination of BMC and Boole, Boole had recorded a valuation allowance to reflect the estimated amount of deferred tax assets that they believed would not be realized due to the expiration of net operating loss carryforwards. Due to the combination of BMC and Boole, the Company expects to utilize the net operating loss carryforwards. Therefore, the tax benefits were recognized and a portion of the valuation allowance was reduced in fiscal 1999. At March 31, 2001, the Company had federal net operating loss carryforwards of $35.3 million that will expire between 2003 and 2020.

     During fiscal 1999, the Company settled various transfer pricing adjustments for fiscal years 1993 through 1997 with the Internal Revenue Service
(IRS), for which estimated accruals had been previously established. The Company recorded a non-recurring benefit to its provision for income taxes for fiscal 1999 to reflect the settlement with the IRS. As of March 31, 2001, the Company has settled all income tax adjustments with the IRS for all years through fiscal 1996. The Company's fiscal 1997 federal tax return has been examined by the IRS and certain adjustments to increase taxable income have been proposed. The Company is attempting to

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
settle these disputes with the Appeals Division of the IRS. Management believes that the final resolution of this audit will not have a material adverse effect on the Company's financial position or results of operations. The Company's fiscal 1998 and 1999 federal tax returns are currently being examined by the IRS. No proposed adjustments have been received for these audits.

(8) STOCK INCENTIVE PLANS

     The Company has adopted numerous stock plans that provide for the grant of options and restricted stock to employees and directors of the Company. Under the option plans, all options granted during fiscal 1999, 2000 and 2001 have been granted at fair market value as of the date of grant and have a ten-year term, except for the 0.4 million replacement stock options issued below fair market value in fiscal 2001 as consideration in the Evity acquisition. The $15.4 million fair value of the Evity replacement options was included in the purchase price for this acquisition. All options under these plans vest over terms of three to five years. The restricted stock is subject to transfer restrictions that lapse over two to five years. Under these plans, the Company was authorized to grant an additional 7.6 million shares as of March 31, 2001.

     The following is a summary of the stock option activity for the years ended March 31, 1999, 2000 and 2001 (shares in millions):

                                       1999                       2000                       2001
                             ------------------------   ------------------------   ------------------------
                                             WEIGHTED                   WEIGHTED                   WEIGHTED
                                             AVERAGE                    AVERAGE                    AVERAGE
                                             EXERCISE                   EXERCISE                   EXERCISE
                                SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                             -------------   --------   -------------   --------   -------------   --------
Options outstanding,
  beginning of year........           28.3     $14               28.3     $21               28.6     $31
Options granted............            6.1      42                9.8      46               16.1      24
Options exercised..........           (4.9)      9               (7.3)     12               (2.7)     10
Options forfeited or
  canceled.................           (1.2)     16               (2.2)     31               (4.3)     37
                             -------------              -------------              -------------
Options outstanding, end of
  year.....................           28.3      21               28.6      31               37.7      29
                             =============              =============              =============
Option price range per
  share....................  $0.48 - 63.44              $0.48 - 80.94              $0.30 - 80.94
                             =============              =============              =============
Options exercisable........           11.8      11                9.7      16               12.0      23
                             =============              =============              =============

     The following is a summary of the restricted stock activity for the years ended March 31, 1999, 2000 and 2001:

                                                              1999    2000    2001
                                                              ----    ----    -----
                                                                 (IN THOUSANDS)
Shares granted and unearned, beginning of year..............  211     204       192
Shares granted..............................................   66      86     1,151
Shares earned...............................................  (73)    (93)     (394)
Shares forfeited............................................   --      (5)     (164)
                                                              ---     ---     -----
Shares granted and unearned, end of year....................  204     192       785
                                                              ===     ===     =====

     In fiscal 1997, the Company adopted the BMC Software, Inc. 1996 Employee Stock Purchase Plan (the Purchase Plan). A total of 3.0 million shares of common stock may be issued under the Purchase Plan to participating employees, including 2.0 million additional shares approved by the stockholders during fiscal 2001. Purchase rights under the Purchase Plan are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date. During fiscal 1999, 2000 and 2001, approximately

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

278,100, 243,300 and 654,400 shares of stock, respectively, were purchased pursuant to this plan. The Purchase Plan terminates in 2006.

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

     For fiscal years ended March 31, 1999, 2000 and 2001, the Company recorded compensation expense of $2.3 million, $2.7 million and $19.8 million, respectively, for restricted stock grants. The expense for the fiscal year ended March 31, 2001, includes $11.4 million of merger-related compensation charges related to restricted shares issued as part of the Evity acquisition. The weighted average grant date fair value per share of restricted stock grants was $47.47, $46.40 and $38.31 for fiscal 1999, 2000 and 2001, respectively. The
Company was not required to record compensation expense for stock option grants and stock issued under the Purchase Plan during the same periods, except for fiscal 2001 which included a charge of $3.3 million related to the Purchase Plan.

     Had the compensation cost for these plans been determined pursuant to the alternative method permitted under SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                               YEARS ENDED MARCH 31,
                                                             --------------------------
                                                              1999      2000      2001
                                                             ------    ------    ------
                                                                (IN MILLIONS, EXCEPT
                                                                  PER SHARE DATA)
Net earnings:  As Reported.................................  $362.6    $242.5    $ 42.4
               Pro Forma...................................  $332.0    $199.6    $(40.6)
Basic EPS:     As Reported.................................  $ 1.55    $ 1.01    $ 0.17
               Pro Forma...................................  $ 1.42    $ 0.83    $(0.17)
Diluted EPS:   As Reported.................................  $ 1.46    $ 0.96    $ 0.17
               Pro Forma...................................  $ 1.34    $ 0.81    $(0.17)

     In computing the above pro forma amounts, the fair values of each option grant and each purchase right under the Purchase Plan are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1999, 2000 and 2001, respectively: risk-free interest rate of 6%, 6.7% and 4.75%, expected life of 5 years for options and 6 months for Purchase Plan shares, expected volatility of 40%, 50% and 70% and no expected dividend yields. The weighted average grant date fair value per share of options granted in fiscal 1999, 2000 and 2001 was $21.45, $23.56 and $15.37, respectively. The weighted average grant date fair value per share of purchase rights granted under the Purchase Plan in fiscal 1999, 2000 and 2001 was $10.33, $17.55 and $11.50, respectively.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     The Company's outstanding options as of March 31, 2001, are segregated into the following categories in accordance with SFAS No. 123 (shares in millions):

                                           OUTSTANDING OPTIONS                     EXERCISABLE OPTIONS
                              ----------------------------------------------    --------------------------
                                                                WEIGHTED
                                                                AVERAGE
RANGE OF                                WEIGHTED AVERAGE       REMAINING                  WEIGHTED AVERAGE
EXERCISE PRICE                SHARES     EXERCISE PRICE     CONTRACTUAL LIFE    SHARES     EXERCISE PRICE
--------------                ------    ----------------    ----------------    ------    ----------------
$0.30-19.75.................    6.4           $ 8                  4             5.6            $ 8
$19.78......................    9.0           $20                  9              --            $--
$20.09-31.72................    7.8           $26                  8             3.0            $28
$31.74-46.09................   13.6           $44                  9             3.1            $44
$46.13-80.94................    0.9           $53                  8             0.3            $53

(9) RETIREMENT PLANS

     The Company maintains a salary reduction profit sharing plan, or 401(k) plan, available to all domestic employees. The 401(k) plan is based on a calendar year end and allows employees to contribute up to 15% of their annual compensation with a maximum contribution of $10,000 in calendar years 1998 and 1999 and $10,500 in calendar year 2000. In each of the calendar years 1998, 1999 and 2000, the board of directors authorized contributions to the 401(k) plan that would match each employee's contribution up to a maximum of $5,000. The costs of these contributions to the Company amounted to $9.8 million, $16.5 million and $16.4 million for the fiscal years ended March 31, 1999, 2000 and 2001, respectively. The Company contributions vest to the employee in increments of 20% per year beginning with the third year of employment and ending with the seventh.

     In addition to the Company's 401(k) plan, the Company maintains a deferred compensation plan for certain employees. At March 31, 2000 and 2001, a total of approximately $24.7 million and $20.8 million, respectively, is included in long-term investment securities, with a corresponding amount included in accrued liabilities for the obligations under this plan. Employees participating in this plan receive their respective balances based on predetermined payout schedules or upon termination or death.

(10) COMMITMENTS AND CONTINGENCIES

     Leases --

     The Company has several noncancelable operating leases for office space, computer equipment and software. Rent is recognized equally over the lease term. Total expenses incurred under these leases during the years ended March 31, 1999, 2000 and 2001, were approximately $27.3 million, $38.5 million and $48.8 million, respectively.

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     Future minimum lease payments under noncancelable operating leases as of March 31, 2001 are:

                                                                  YEARS
                                                                 ENDING
                                                                MARCH 31,
                                                              -------------
                                                              (IN MILLIONS)
2002........................................................     $ 53.2
2003........................................................       51.3
2004........................................................       47.7
2005........................................................       41.6
2006........................................................       37.4
2007 and thereafter.........................................       69.7
                                                                 ------
          Total minimum lease payments......................     $300.9
                                                                 ======

     The Company leases certain equipment under long-term capital leases. At March 31, 2000 and 2001, obligations under these capital leases were not significant.

     Litigation --

     On February 4, 2000, an action styled Dov Klein v. BMC Software, Inc., Richard P. Gardner, Stephen B. Solcher, Roy J. Wilson, Kevin M. Weiss, Kevin M. Klausmeyer, Max P. Watson, Jr., William M. Austin, Wayne S. Morris, M. Brinkley Morse, Robert E. Beauchamp, and Theodore W. Van Duyn, No. 00-CV-359, was filed in the United States District Court for the Southern District of Texas, Houston Division. The plaintiff alleges that BMC Software and eleven current and former senior executives violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The plaintiff contends that BMC Software and the individual defendants artificially inflated the Company's stock price by extending unusual payment terms to purchasers of its products, failing to disclose softening demand and increasing competition for its products, and failing to disclose difficulties in managing its sales force. The plaintiff seeks unspecified compensatory damages, interest and costs, including legal fees. The action is subject to the Private Securities Litigation Reform Act of 1995. On March 9, 2000, the court consolidated four similar actions, ordered that all subsequently filed similar actions be consolidated, and set out a briefing schedule. Subsequently, six additional cases were filed that made similar allegations. These cases were also consolidated into the main action. On August 14, 2000, the plaintiff filed a consolidated amended complaint. This complaint alleges a class of all persons who purchased BMC stock between July 29, 1999 and July 5, 2000. The Company has filed a motion to dismiss the complaints and intends to defend the consolidated action vigorously. Briefing on the motion to dismiss is complete. At this early stage of the litigation, it is not possible to estimate potential damages, but it appears that if liability were established, an unfavorable judgment or settlement could have a material adverse effect on the Company's financial position and results of operations.

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

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

(11) SEGMENT REPORTING

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. Prior to fiscal 2001, management considered the operations of the Company to be in a single segment, distributing enterprise systems management software products, and therefore separate profit or loss information was not compiled for any portion of the Company. During the first quarter of fiscal 2001, management began reviewing the results and assessing the performance of the professional services operations as a separate segment within the Company. During the fourth quarter of fiscal 2001, management began reviewing the results of the software business by the following product categories: Enterprise Server Management, Business Integrated Scheduling, Application & Database Performance Management, Recovery & Storage Management and Other Software. As of March 31, 2001, segment performance is measured based on operating margins, which reflect only the direct controllable expenses of the segments and do not include allocation of indirect research and development expenses, the effect of software development cost capitalization and amortization, selling and marketing expenses, general and administrative expenses, amortization of acquired technology, goodwill and intangibles, one-time charges, other income, net, and income taxes. Assets and liabilities are not accounted for by segment.

                                       ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                            -------------------------------------------------------------
                                                      APPLICATION                                          INDIRECT
                            ENTERPRISE    BUSINESS    & DATABASE    RECOVERY &                               R&D
                              SERVER     INTEGRATED   PERFORMANCE    STORAGE      OTHER     PROFESSIONAL     AND         AS
                            MANAGEMENT   SCHEDULING   MANAGEMENT    MANAGEMENT   SOFTWARE     SERVICES       COM      REPORTED
                            ----------   ----------   -----------   ----------   --------   ------------   --------   --------
                                                                      (IN MILLIONS)
2001
License revenues..........    $345.9       $ 77.0       $235.4        $147.6      $ 86.3          --            --    $  892.2
Maintenance revenues......     257.1         35.1        103.2          94.6        34.1          --            --       524.1
Professional services.....        --           --           --            --          --        87.7            --        87.7
                              ------       ------       ------        ------      ------       -----        ------    --------
Total revenues............    $603.0       $112.1       $338.6        $242.2      $120.4       $87.7        $   --    $1,504.0
Direct research and
  development (R&D)
  expenses & cost of
  maintenance services and
  product licenses
  (COM)...................      96.4         19.8        142.8          56.5        61.8          --          65.3       442.6
Cost of professional
  services................        --           --           --            --          --        95.5            --        95.5
                              ------       ------       ------        ------      ------       -----        ------    --------
  Operating margin........    $506.6       $ 92.3       $195.8        $185.7      $ 58.6       $(7.8)       $(65.3)      965.9
                              ======       ======       ======        ======      ======       =====        ======
Selling and marketing
  expenses................                                                                                               600.7
General and administrative
  expenses................                                                                                               165.5
Acquired research and
  development.............                                                                                                21.4
Amortization of acquired
  technology, goodwill and
  intangibles.............                                                                                               178.2
Merger-related costs and
  compensation charges....                                                                                                 8.6
Other income, net.........                                                                                                68.9
                                                                                                                      --------
Consolidated earnings
  before taxes............                                                                                            $   60.4
                                                                                                                      ========

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                                       ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                            -------------------------------------------------------------
                                                      APPLICATION                                          INDIRECT
                            ENTERPRISE    BUSINESS    & DATABASE    RECOVERY &                               R&D
                              SERVER     INTEGRATED   PERFORMANCE    STORAGE      OTHER     PROFESSIONAL     AND         AS
                            MANAGEMENT   SCHEDULING   MANAGEMENT    MANAGEMENT   SOFTWARE     SERVICES       COM      REPORTED
                            ----------   ----------   -----------   ----------   --------   ------------   --------   --------
                                                                      (IN MILLIONS)
2000
License revenues..........    $508.5       $65.1        $307.4        $209.2      $ 90.0           --           --    $1,180.2
Maintenance revenues......     261.8        27.7          86.7          88.6        20.9           --           --       485.7
Professional services.....        --          --            --            --          --         53.3           --        53.3
                              ------       -----        ------        ------      ------       ------       ------    --------
Total revenues............    $770.3       $92.8        $394.1        $297.8      $110.9       $ 53.3       $   --    $1,719.2
Direct research and
  development expenses &
  cost of maintenance
  services and product
  licenses................      79.8        18.9         120.1          57.1        43.4           --         71.1       390.4
Cost of professional
  services................        --          --            --            --          --         74.1           --        74.1
                              ------       -----        ------        ------      ------       ------       ------    --------
  Operating margin........    $690.5       $73.9        $274.0        $240.7      $ 67.5       $(20.8)      $(71.1)    1,254.7
                              ======       =====        ======        ======      ======       ======       ======
Selling and marketing
  expenses................                                                                                               559.7
General and administrative
  expenses................                                                                                               135.1
Acquired research and
  development.............                                                                                                80.8
Amortization of acquired
  technology, goodwill and
  intangibles.............                                                                                               139.1
Legal settlement..........                                                                                                55.4
Merger-related costs and
  compensation charges....                                                                                                14.1
Other income, net.........                                                                                                40.9
                                                                                                                      --------
Consolidated earnings
  before taxes............                                                                                            $  311.4
                                                                                                                      ========

     Revenue information is available by reportable segment for the year ended March 31, 1999, but it is impracticable to determine segment direct costs for that year.

                                               ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                                    -------------------------------------------------------------
                                                              APPLICATION
                                    ENTERPRISE    BUSINESS    & DATABASE    RECOVERY &
                                      SERVER     INTEGRATED   PERFORMANCE    STORAGE      OTHER     PROFESSIONAL    TOTAL
                                    MANAGEMENT   SCHEDULING   MANAGEMENT    MANAGEMENT   SOFTWARE     SERVICES     REVENUES
                                    ----------   ----------   -----------   ----------   --------   ------------   --------
                                                                         (IN MILLIONS)
1999
License revenues..................    $469.8       $14.6        $222.5        $162.0      $ 38.0           --      $  906.9
Maintenance revenues..............     232.4         9.1          61.9          61.4         7.5           --         372.3
Professional services.............        --          --            --            --          --         24.7          24.7
                                      ------       -----        ------        ------      ------       ------      --------
Total revenues....................    $702.2       $23.7        $284.4        $223.4      $ 45.5       $ 24.7      $1,303.9

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

     Revenues from external customers and long-lived assets (excluding financial instruments and deferred tax assets) attributed to the United States, the Company's country of domicile, and all other countries are as follows.

                                                            YEARS ENDED MARCH 31,
                                                       --------------------------------
                                                         1999        2000        2001
                                                       --------    --------    --------
                                                                (IN MILLIONS)
Revenues:
  United States......................................  $  761.8    $1,085.9    $  820.5
  International......................................     542.1       633.3       683.5
                                                       --------    --------    --------
                                                       $1,303.9    $1,719.2    $1,504.0
                                                       ========    ========    ========
Long-lived Assets:
  United States......................................              $  945.4    $1,058.9
  International......................................                  55.9        81.6
                                                                   --------    --------
                                                                   $1,001.3    $1,140.5
                                                                   ========    ========

(12) MERGER-RELATED COSTS

     Pursuant to the close of BMC's merger with Boole in March, 1999, BMC's management approved a formal plan of restructuring (the Plan) which included steps to be taken to fully integrate the operations of the two companies, consolidate duplicate facilities, and eliminate redundant positions to achieve reductions in overhead expenses in future periods. In connection with the merger and the Plan, at March 31, 1999 the Company accrued approximately $38.3 million in merger-related costs. This accrual included direct transaction costs, such as investment banking, legal and accounting fees and approximately $5 million for settlement of a lawsuit brought against Boole for allegedly breaching a standstill and exclusive negotiating agreement with Platinum Technology International, Inc. The remainder of the accrual represented management's best estimate, based on available information as of March 31, 1999, of identifiable and quantifiable charges that the Company would incur as a result of the actions to be taken under the Plan. The accrued restructuring charges at March 31, 1999 included estimates of involuntary termination benefits for 50 domestic employees and 30 international employees, located primarily in Europe, including the executive management of Boole and various redundant administrative and support personnel. The accrual also included charges for incremental costs to exit certain office lease arrangements, for idle facilities and for asset writedowns of office furniture and fixtures and computer hardware. During fiscal 2000, the Company made certain revisions to the Plan including the following: the termination of approximately 240 additional employees, primarily in the United States and Europe; the accrual of other termination benefits which were contingent upon certain performance criteria; revisions to the original exit strategy for certain operating leases for office space in the United States and Europe; and the accrual for termination costs for certain operating leases for computer hardware and equipment. Additionally, in conjunction with the New Dimension acquisition in fiscal 2000, the Company

                      BMC SOFTWARE, INC. AND SUBSIDIARIES
accrued $0.4 million for estimated costs to terminate certain operating leases for duplicate office space. The activity in the accrual for merger-related costs for the year ended March 31, 2000, was as follows:

                                                                             PAID OUT OR
                                              BALANCE AT    REVISION OF    CHARGED AGAINST    BALANCE AT
                                              MARCH 31,         THE          THE RELATED      MARCH 31,
                                                 1999         ACCRUAL          ASSETS            2000
                                              ----------    -----------    ---------------    ----------
                                                                    (IN MILLIONS)
Direct transaction costs....................    $20.6          $ 2.5           $(23.1)           $ --
Facility costs and write-down of fixed
  assets to be disposed of..................     10.2           (1.5)            (5.3)            3.4
Employee termination benefits...............      7.0           10.5            (14.3)            3.2
Other merger-related costs..................      0.5            2.6             (3.1)             --
                                                -----          -----           ------            ----
          Total accrual.....................    $38.3          $14.1           $(45.8)           $6.6
                                                =====          =====           ======            ====

     The restructuring plan was substantially complete as of March 31, 2000. During the year ended March 31, 2001, the Company paid certain termination and facility costs and revised the estimate of remaining obligations as follows:

                                                   BALANCE AT    REVISION OF                BALANCE AT
                                                   MARCH 31,         THE                    MARCH 31,
                                                      2000         ACCRUAL      PAID OUT       2001
                                                   ----------    -----------    --------    ----------
                                                                      (IN MILLIONS)
Facility costs...................................    $ 3.4          $(0.8)       $ (2.6)       $ --
Employee termination benefits....................      3.2           (2.0)         (0.1)        1.1
                                                     -----          -----        ------        ----
          Total accrual..........................    $ 6.6          $(2.8)       $ (2.7)       $1.1
                                                     =====          =====        ======        ====

     The remaining accrual relates to severance payments to be made in future periods.

(13) SUBSEQUENT EVENT (UNAUDITED)

     Subsequent to March 31, 2001, the Company reduced its workforce by approximately 6% worldwide. The action was across all divisions and geographies and affected employees received separation packages. As a result of this action, the Company will incur a one-time restructuring charge estimated to be approximately $14 million in the first quarter of fiscal 2002.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of BMC Software, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated April 24, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This Schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This Schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
June 8, 2001

                                                                     SCHEDULE II

                      BMC SOFTWARE, INC. AND SUBSIDIARIES

                               VALUATION ACCOUNT
                   YEARS ENDED MARCH 31, 1999, 2000 AND 2001
                                 (IN MILLIONS)

                                                                                           ADJUSTMENT TO
                                        BALANCE AT     CHARGED     CHARGED                CONFORM FISCAL
                                        BEGINNING    (CREDIT) TO   TO OTHER                 YEAR END OF     BALANCE AT
YEAR            DESCRIPTION              OF YEAR      EXPENSES     ACCOUNTS   DEDUCTION   BOOLE & BABBAGE   END OF YEAR
----  -------------------------------   ----------   -----------   --------   ---------   ---------------   -----------
1999  Allowance for doubtful               16.1          5.1         --          (0.9)         (0.1)           20.2
      accounts.......................
2000  Allowance for doubtful               20.2         21.7         --         (10.4)           --            31.5
      accounts.......................
2001  Allowance for doubtful               31.5         17.6         --         (23.5)           --            25.6
      accounts.......................

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 8, 2001.

                                          BMC SOFTWARE, INC.

                                          By: /s/  ROBERT E. BEAUCHAMP
                                            ------------------------------------
                                                    Robert E. Beauchamp
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                    SIGNATURES                                      TITLE                      DATE
                    ----------                                      -----                      ----
                /s/ B. GARLAND CUPP                  Chairman of the Board                 June 8, 2001
---------------------------------------------------
                  B. Garland Cupp

              /s/ ROBERT E. BEAUCHAMP                President, Chief Executive Officer    June 8, 2001
---------------------------------------------------  and Director
                Robert E. Beauchamp

                  /s/ JOHN W. COX                    Vice President, Chief Financial       June 8, 2001
---------------------------------------------------  Officer and Chief Accounting Officer
                    John W. Cox

                /s/ JOHN W. BARTER                   Director                              June 8, 2001
---------------------------------------------------
                  John W. Barter

               /s/ MELDON K. GAFNER                  Director                              June 8, 2001
---------------------------------------------------
                 Meldon K. Gafner

                  /s/ L. W. GRAY                     Director                              June 8, 2001
---------------------------------------------------
                    L. W. Gray

               /s/ GEORGE F. RAYMOND                 Director                              June 8, 2001
---------------------------------------------------
                 George F. Raymond

                /s/ TOM C. TINSLEY                   Director                              June 8, 2001
---------------------------------------------------
                  Tom C. Tinsley

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER
 -------
   3.1     --   Restated Certificate of Incorporation of the Company;
                incorporated by reference to Exhibit 3.1 to the Company's
                Registration Statement on Form S-1 (Registration No. 33-
                22892) (the "S-1 Registration Statement").

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

  10.3     --   Description of BMC Software, Inc. Executive Officer Annual
                Incentive Plan; incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

  10.4     --   Form of Indemnification Agreement among the Company and Its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

  10.5     --   BMC Software, Inc. 2000 Employee Stock Incentive Plan;
                incorporated by reference to Exhibit 10.1 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                2000.

  10.6 (a) --   BMC Software, Inc. 1994 Deferred Compensation Plan;
                incorporated by reference to Exhibit 4.1 to the Company's
                Current Report on Form 8-K dated April 2, 1999.

  10.6 (b) --   First Amendment to BMC Software, Inc. 1994 Deferred
                Compensation Plan; incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 2,
                1999.

  10.6 (c) --   Form of BMC Software, Inc. 1994 Deferred Compensation Plan
                Trust Agreement; incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated April 2,
                1999.

  *10.7    --   Executive Employment Agreement between BMC Software, Inc.
                and Robert Beauchamp.

 EXHIBIT
 NUMBER
 -------

  10.8     --   Form of Executive Employment Agreement between BMC Software,
                Inc. and Dan Barnea, Darroll Buytenhuys, Jeffrey Hawn and
                Deborah Tummins; incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 2000.

  *10.9    --   Schedule to Form of Executive Employment Agreement.

  *21.1    --   Subsidiaries of the Company.

  *23.1    --   Consent of Arthur Andersen LLP.

---------------
* Filed herewith.

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

 10.4     -- Form of Indemnification Agreement among the Company and Its directors and executive officers; incorporated by reference to
             Exhibit 10.11 to the 1995 10-K.

 10.5     -- BMC Software, Inc. 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

 10.6(a)  -- BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 2, 1999.

 10.6(b)  -- First Amendment to BMC Software, Inc. 1994 Deferred Compensation
             Plan; incorporated by reference to Exhibit 4.2 to the Company's
             Current Report on Form 8-K dated April 2, 1999.

 10.6(c)  -- Form of BMC Software, Inc. 1994 Deferred Compensation Plan Trust
             Agreement; incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated April 2, 1999.

*10.7     -- Executive Employment Agreement between BMC Software, Inc. and
             Robert Beauchamp.

 10.8     -- Form of Executive Employment Agreement between BMC Software, Inc.
             and Dan Barnea, Darroll Buytenhuys, Jeffrey Hawn and Deborah
             Tummins.

*10.9     -- Schedule to Form of Executive Employment Agreement.

*21.1     -- Subsidiaries of the Company.

*23.1     -- Consent of Arthur Andersen LLP.

----------
*  Filed herewith.