Form 10-Q
period 2001-06-30
BMC SOFTWARE INC
filed 2001-08-10
CIK 835729

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                 TO

                         COMMISSION FILE NUMBER 0-17136

                               BMC SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                    74-2126120
            (State or other jurisdiction of       (IRS Employer
             incorporation or organization)     Identification No.)


                 BMC SOFTWARE, INC.
              2101 CITYWEST BOULEVARD
                   HOUSTON, TEXAS                     77042-2827
               (Address of principal                  (Zip Code)
                 executive offices)

        Registrant's telephone number including area code: (713) 918-8800

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [v] No [ ]

      As of August 8, 2001, there were outstanding 247,195,164 shares of Common Stock, par value $.01, of the registrant.


================================================================================

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2001


                                      INDEX


                                                                                               PAGE
                                                                                               ----
PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                 Condensed Consolidated Balance Sheets as of March 31, 2001 and
                   June 30, 2001 (Unaudited)...............................................      3
                 Condensed Consolidated Statements of Earnings and Comprehensive
                   Income for the three months ended June 30, 2000 and 2001 (Unaudited)....      4
                 Condensed Consolidated Statements of Cash Flows for the three
                   months ended June 30, 2000 and 2001 (Unaudited).........................      5
                 Notes to Condensed Consolidated Financial Statements (Unaudited)..........      6

Item 2.       Management's Discussion and Analysis of Results of Operations and
                 Financial Condition.......................................................      8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk...................     18

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings............................................................     18

Item 6.       Exhibits and Reports on Form 8-K.............................................     18

              Signatures...................................................................     19

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                    MARCH 31,            JUNE 30,
                                                                      2001                2001
                                                                    --------             --------
                                                                                        (UNAUDITED)
                            ASSETS
Current assets:
  Cash and cash equivalents ............................            $  146.0             $  129.0
  Marketable securities ................................               144.7                162.7
  Trade accounts receivable, net .......................               292.6                259.3
  Trade finance receivables, current ...................               213.5                151.9
  Other current assets .................................               105.9                142.3
                                                                    --------             --------
         Total current assets ..........................               902.7                845.2
Property and equipment, net ............................               456.5                461.1
Software development costs and related assets, net .....               242.7                255.6
Marketable securities ..................................               713.3                707.0
Long-term finance receivables ..........................               236.3                166.1
Acquired technology, net ...............................                95.3                 84.3
Goodwill and other intangibles, net ....................               317.6                282.4
Other long-term assets .................................                69.5                 70.9
                                                                    --------             --------
                                                                    $3,033.9             $2,872.6
                                                                    ========             ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable ...............................            $   22.1             $   15.7
  Accrued liabilities ..................................               182.3                160.5
  Short-term borrowings ................................               150.0                   --
  Current portion of deferred revenue ..................               474.6                528.2
                                                                    --------             --------
         Total current liabilities .....................               829.0                704.4
Deferred revenue .......................................               382.8                390.7
Other long-term liabilities ............................                 6.8                 11.3
                                                                    --------             --------
         Total liabilities .............................             1,218.6              1,106.4
Commitments and contingencies
Stockholders' equity:
  Preferred stock ......................................                  --                   --
  Common stock .........................................                 2.5                  2.5
  Additional paid-in capital ...........................               530.9                536.0
  Retained earnings ....................................             1,336.2              1,295.8
  Accumulated other comprehensive income ...............                (9.8)                (3.2)
                                                                    --------             --------
                                                                     1,859.8              1,831.1
  Less treasury stock, at cost .........................               (20.9)               (46.1)
  Less unearned portion of restricted stock compensation               (23.6)               (18.8)
                                                                    --------             --------
         Total stockholders' equity ....................             1,815.3              1,766.2
                                                                    --------             --------
                                                                    $3,033.9             $2,872.6
                                                                    ========             ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            AND COMPREHENSIVE INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                           -----------------------------
                                                                             2000                 2001
                                                                           --------             --------
Revenues:
  License .....................................................            $  229.7             $  180.0
  Maintenance .................................................               125.7                139.3
  Professional services .......................................                17.3                 19.9
                                                                           --------             --------
          Total revenues ......................................               372.7                339.2
                                                                           --------             --------
Operating expenses:
  Selling and marketing expenses ..............................               152.2                152.8
  Research and development expenses ...........................               106.6                113.0
  Cost of professional services ...............................                20.6                 25.1
  General and administrative expenses .........................                38.3                 41.9
  Acquired research and development ...........................                11.7                   --
  Amortization of acquired technology, goodwill and intangibles                39.6                 48.2
  Severance and related expenses ..............................                  --                 12.0
  Merger-related costs and compensation charges ...............                 2.1                  2.7
                                                                           --------             --------
          Total operating expenses ............................               371.1                395.7
                                                                           --------             --------
          Operating income (loss) .............................                 1.6                (56.5)
Interest and other income, net ................................                15.6                 16.4
Interest expense ..............................................                (3.2)                (0.4)
Loss on marketable securities .................................                  --                 (7.4)
                                                                           --------             --------
          Other income, net ...................................                12.4                  8.6
                                                                           --------             --------
          Earnings (loss) before income taxes .................                14.0                (47.9)
Income taxes ..................................................                 4.0                (13.4)
                                                                           --------             --------
          Net earnings (loss) .................................            $   10.0             $  (34.5)
                                                                           ========             ========
Basic earnings (loss) per share ...............................            $   0.04             $  (0.14)
                                                                           ========             ========
Diluted earnings (loss) per share .............................            $   0.04             $  (0.14)
                                                                           ========             ========
Shares used in computing basic earnings (loss) per share ......               245.5                247.3
                                                                           ========             ========
Shares used in computing diluted earnings (loss) per share ....               254.4                247.3
                                                                           ========             ========
Comprehensive Income (Loss):
  Net earnings (loss) .........................................            $   10.0             $  (34.5)
  Foreign currency translation adjustment .....................                (5.6)                 0.2
  Unrealized gain on securities available for sale:
     Unrealized gain (loss), net of taxes of $0.5 and $0.1 ....                (1.0)                 0.2
     Realized loss included in net earnings, net of taxes of
        $ -- and $2.6 .........................................                  --                  4.8
                                                                           --------             --------
                                                                               (1.0)                 5.0
  Unrealized gain on derivative instruments:
     Unrealized gain, net of taxes of $ --  and $1.5 ..........                 0.1                  2.8
     Realized (gain) included in net earnings, net of taxes of
        $1.6 and $0.8 .........................................                (3.0)                (1.4)
                                                                           --------             --------
                                                                               (2.9)                 1.4
                                                                           --------             --------
          Comprehensive income (loss) .........................            $    0.5             $  (27.9)
                                                                           ========             ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                               ---------------------------
                                                                                 2000                2001
                                                                               -------             -------
Cash flows from operating activities:
  Net earnings (loss) .............................................            $  10.0             $ (34.5)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Acquired research and development and merger-related
       costs and compensation charges .............................               13.8                 2.5
     Depreciation and amortization ................................               64.1                91.0
     Loss on marketable securities ................................                 --                 7.4
     Earned portion of restricted stock compensation ..............                2.0                 0.6
     Net change in receivables, payables, deferred revenue and
      other components of working capital .........................              138.7                94.4
                                                                               -------             -------
          Net cash provided by operating activities ...............              228.6               161.4
                                                                               -------             -------
Cash flows from investing activities:
  Cash paid for technology acquisitions and other investments,
    net of cash acquired ..........................................              (17.3)               (3.2)
  Purchases of marketable securities ..............................             (111.7)              (54.3)
  Maturities of/proceeds from sales of marketable securities ......               30.5                39.6
  Purchases of property and equipment .............................              (47.0)              (21.7)
  Proceeds from sales of property and equipment ...................                 --                 3.1
  Capitalization of software development costs and related assets .              (19.0)              (35.3)
  Decrease in long-term finance receivables .......................               41.4                70.2
                                                                               -------             -------
          Net cash used in investing activities ...................             (123.1)               (1.6)
                                                                               -------             -------
Cash flows from financing activities:
  Payments on borrowings ..........................................             (103.0)             (150.0)
  Stock options exercised and other ...............................               10.5                 6.1
  Treasury stock acquired .........................................              (20.1)              (34.0)
                                                                               -------             -------
          Net cash used in financing activities ...................             (112.6)             (177.9)
                                                                               -------             -------
Effect of exchange rate changes on cash ...........................               (5.6)                1.1
                                                                               -------             -------
Net change in cash and cash equivalents ...........................              (12.7)              (17.0)
Cash and cash equivalents, beginning of period ....................              152.4               146.0
                                                                               -------             -------
Cash and cash equivalents, end of period ..........................            $ 139.7             $ 129.0
                                                                               =======             =======
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amounts capitalized ..............            $   1.5             $   1.7
  Cash paid for income taxes ......................................            $   9.6             $   4.8
  Common stock and options issued and liabilities assumed
     in acquisitions ..............................................            $  55.3             $    --


The accompanying notes are an integral part of these condensed consolidated financial statements.

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

      These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2001, as filed with the Securities and Exchange Commission on Form 10-K.

(2)   EARNINGS (LOSS) PER SHARE

      Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share
(EPS). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three months ended June 30, 2000 and 2001, the treasury stock method effect of
12.1 million and 37.2 million weighted options, respectively, has been excluded from the calculation of diluted EPS as they are antidilutive. For the three months ended June 30, 2001, the treasury stock method effect of 0.7 million weighted unearned restricted shares has also been excluded as they are antidilutive. The following table summarizes the basic and diluted EPS computations for the three months ended June 30, 2000 and 2001:

                                                                             THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                        ---------------------------
                                                                          2000                2001
                                                                        -------             -------
                                                                               (IN MILLIONS,
                                                                           EXCEPT PER SHARE DATA)
      Basic earnings (loss) per share:
        Net earnings (loss) ................................            $  10.0             $ (34.5)
                                                                        -------             -------
        Weighted average number of common shares ...........              245.5               247.3
                                                                        -------             -------
        Basic earnings (loss) per share ....................            $  0.04             $ (0.14)
                                                                        =======             =======
      Diluted earnings (loss) per share:
        Net earnings (loss) ................................            $  10.0             $ (34.5)
                                                                        -------             -------
        Weighted average number of common shares ...........              245.5               247.3
        Incremental shares from assumed conversions of stock
           options and other ...............................                8.9                  --
                                                                        -------             -------
        Adjusted weighted average number of common shares ..              254.4               247.3
                                                                        -------             -------
      Diluted earnings (loss) per share ....................            $  0.04             $ (0.14)
                                                                        =======             =======

(3)   SEGMENT REPORTING

      BMC's management reviews the results of the Company's software business by the following product categories: Enterprise Server Management, Business Integrated Scheduling, Application & Database Performance Management, Recovery & Storage Management and Other Software. In addition to these software segments, the professional services business is also considered a separate segment. Through June 30, 2001, the results of the business information integration product group were included as part of the Other Software segment. Subsequent to June 30, 2001, management began including a portion of this product group in the Application & Database Performance Management segment and the remainder in the Recovery & Storage Management segment. The amounts reported below for the quarters ended June 30, 2000 and 2001 reflect this change in the composition of the segments.

      Segment performance is measured based on operating margins, which reflect only the direct controllable expenses of the segments and do not include allocation of indirect research and development (R&D) expenses, the effect of software development cost capitalization and amortization, selling and marketing expenses, general and administrative expenses, amortization of acquired technology, goodwill and intangibles, one-time charges, other income, net, and income taxes. Assets and liabilities are not accounted for by segment.

                                          ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                                  --------------------------------------------------------
                                                           APPLICATION
                                  ENTERPRISE    BUSINESS   & DATABASE    RECOVERY &
                                    SERVER     INTEGRATED  PERFORMANCE    STORAGE      OTHER    PROFESSIONAL   INDIRECT        AS
                                  MANAGEMENT   SCHEDULING  MANAGEMENT    MANAGEMENT   SOFTWARE    SERVICES       R&D        REPORTED
                                  ----------   ----------  ----------    ----------   --------    --------       ---        --------
                                                                             (IN MILLIONS)
QUARTER ENDED JUNE 30, 2000
---------------------------
Revenues:
   License ...................      $103.4        $ 11.0      $ 64.1       $ 43.6      $  7.6      $   --       $   --       $229.7
   Maintenance ...............        63.1           7.9        25.5         24.1         5.1          --           --        125.7
   Professional services .....          --            --          --           --          --        17.3           --         17.3
                                    ------        ------      ------       ------      ------      ------       ------       ------
Total revenues ...............      $166.5        $ 18.9      $ 89.6       $ 67.7      $ 12.7      $ 17.3       $   --       $372.7
R&D expenses .................        22.0           4.7        38.8         17.0         9.5          --         14.6        106.6
Cost of professional services           --            --          --           --          --        20.6           --         20.6
                                    ------        ------      ------       ------      ------      ------       ------       ------
  Operating margin ...........      $144.5        $ 14.2      $ 50.8       $ 50.7      $  3.2      $ (3.3)      $(14.6)       245.5
                                    ======        ======      ======       ======      ======      ======       ======
Selling and marketing expenses.........................................................................................       152.2
General and administrative expenses....................................................................................        38.3
Acquired research and development......................................................................................        11.7
Amortization of acquired technology, goodwill and intangibles..........................................................        39.6
Merger-related costs and compensation charges..........................................................................         2.1
Other income, net......................................................................................................        12.4
                                                                                                                             ------
Consolidated earnings before taxes.....................................................................................      $ 14.0
                                                                                                                             ======



                                          ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                                  --------------------------------------------------------
                                                           APPLICATION
                                  ENTERPRISE    BUSINESS   & DATABASE    RECOVERY &
                                    SERVER     INTEGRATED  PERFORMANCE    STORAGE      OTHER    PROFESSIONAL   INDIRECT        AS
                                  MANAGEMENT   SCHEDULING  MANAGEMENT    MANAGEMENT   SOFTWARE    SERVICES       R&D        REPORTED
                                  ----------   ----------  ----------    ----------   --------    --------       ---        --------
                                                                             (IN MILLIONS)
QUARTER ENDED JUNE 30, 2001
---------------------------
Revenues:
   License ...................      $ 68.5      $ 13.7      $ 50.8        $ 33.6       $ 13.4      $   --       $   --       $180.0
   Maintenance ...............        67.1         9.0        30.8          25.3          7.1          --           --        139.3
   Professional services .....          --          --          --            --           --        19.9           --         19.9
                                    ------      ------      ------        ------       ------      ------       ------       ------
Total revenues ...............      $135.6      $ 22.7      $ 81.6        $ 58.9       $ 20.5      $ 19.9       $   --       $339.2
R&D expenses .................        27.8         5.6        41.6          20.6         14.7          --          2.7        113.0
Cost of professional services           --          --          --            --           --        25.1           --         25.1
                                    ------      ------      ------        ------       ------      ------       ------       ------
  Operating margin ...........      $107.8      $ 17.1      $ 40.0        $ 38.3       $  5.8      $ (5.2)      $ (2.7)       201.1
                                    ======      ======      ======        ======       ======      ======       ======
Selling and marketing expenses........................................................................................        152.8
General and administrative expenses...................................................................................         41.9
Amortization of acquired technology, goodwill and intangibles.........................................................         48.2
Severance and related expenses........................................................................................         12.0
Merger-related costs and compensation charges.........................................................................          2.7
Other income, net.....................................................................................................          8.6
                                                                                                                             ------
Consolidated loss before taxes........................................................................................       $(47.9)
                                                                                                                             ======

(4)   SEVERANCE AND RELATED EXPENSES

      During the quarter ended June 30, 2001, the Company terminated approximately 6% of its workforce worldwide. The action was across all divisions and geographies and affected employees received cash severance packages, the vast majority of which were paid during the quarter. The affected employees were also given the option to receive outplacement services and continued health benefits for a specified period after termination. A charge of $12.0 million was recorded during the quarter ended June 30, 2001 for such severance and related expenses, and as of June 30, 2001, $2.5 million of these termination benefits remain accrued for payment in future periods.

(5)   MERGER-RELATED COSTS

      During the quarter ended June 30, 2001, the Company made no payments under its plan of restructuring initiated in March 1999 in connection with the merger with Boole & Babbage, Inc. (Boole). See the discussion of this plan in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. An accrual of $1.1 million remains at June 30, 2001, for severance payments to be made in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      This section of the Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled "Certain Risks and Uncertainties That Could Affect Future Operating Results." It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition contained in our Form 10-K for fiscal 2001.

A. RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Earnings and Comprehensive Income bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                                             PERCENTAGE OF
                                                            TOTAL REVENUES
                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                         --------------------
                                                          2000          2001
                                                         ------        ------
Revenues:
  License .........................................        61.6%         53.1%
  Maintenance .....................................        33.7          41.0
  Professional services ...........................         4.7           5.9
                                                         ------        ------
      Total revenues ..............................       100.0         100.0
Operating expenses:
  Selling and marketing expenses ..................        40.8          45.0
  Research and development expenses ...............        28.6          33.3
  Cost of professional services ...................         5.5           7.4
  General and administrative expenses .............        10.3          12.4
  Acquired research and development ...............         3.1            --
  Amortization of goodwill, acquired technology and
   intangibles ....................................        10.6          14.2
  Severance and related expenses ..................          --           3.5
  Merger-related costs and compensation charges ...         0.6           0.8
                                                         ------        ------
     Total operating expenses .....................        99.5         116.6
                                                         ------        ------
     Operating income (loss) ......................         0.5         (16.6)
Interest and other income, net ....................         4.2           4.8
Interest expense ..................................        (0.9)         (0.1)
Loss on marketable securities .....................          --          (2.2)
                                                         ------        ------
     Other income, net ............................         3.3           2.5
     Earnings (loss) before income taxes ..........         3.8         (14.1)
Income taxes ......................................         1.1          (3.9)
                                                         ------        ------
     Net earnings (loss) ..........................         2.7%        (10.2)%
                                                         ======        ======

REVENUES

                                               THREE MONTHS ENDED
                                                      JUNE 30,
                                               --------------------
                                                 2000        2001       CHANGE
                                               --------    --------     ------
                                                   (IN MILLIONS)
      License:
         North America ..................      $  156.6    $  113.0     (27.8)%
         International ..................          73.1        67.0      (8.3)%
                                               --------    --------
               Total license revenues ...         229.7       180.0     (21.6)%
      Maintenance:
         North America ..................          78.7        91.0      15.6%
         International ..................          47.0        48.3       2.8%
                                               --------    --------
              Total maintenance revenues          125.7       139.3      10.8%
      Professional Services:
         North America ..................          10.1        10.7       5.9%
         International ..................           7.2         9.2      27.8%
                                               --------    --------
              Total professional services          17.3        19.9      15.0%
                                               --------    --------
               Total revenues ...........      $  372.7    $  339.2      (9.0)%
                                               ========    ========

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

      License revenues decreased 22% in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001, primarily due to a decrease in enterprise license transactions during the period and a reduction in license upgrade fees as discussed below. Difficult economic conditions in domestic and international markets have resulted in reduced IT spending by many of our customers. Though the number of license transaction closed during the quarter increased from the prior year, tighter budgets and higher required approval levels caused many customers to choose smaller transactions in terms of dollar value.

      Our North American operations generated 68% and 63% of license revenues in the three months ended June 30, 2000 and 2001, respectively. A decrease in Enterprise Server Management license revenues was the largest contributor to the 28% decline in North American license revenues in the first quarter of fiscal 2002, primarily due to a decrease in capacity-based license upgrade fees. International license revenues represented 32% and 37% of total license revenues for the quarters ended June 30, 2000 and 2001, respectively. International license revenues declined 8% from the first quarter of fiscal 2001, principally due to foreign currency impact and decreased license upgrade fees associated with Enterprise Server Management products. International license revenues decreased by 4% due to foreign currency exchange rate changes from fiscal 2001 to fiscal 2002, after giving effect to our foreign currency hedging program. In both regions, new product license fees decreased only slightly from the first quarter of fiscal 2001.

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

      Maintenance revenues have increased for the three months ended June 30, 2001 over the comparable prior year period as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements for mainframe products. Historically, we have enjoyed high maintenance renewal rates for our mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. To date, we have been successful in extending our traditional maintenance and support pricing model to the distributed systems market.

      Product Line Revenues

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                        --------------------
                                                          2000        2001       CHANGE
                                                        --------    --------     ------
                                                           (IN MILLIONS)
     Enterprise Server Management ................      $  166.5    $  135.6     (18.6)%
     Business Integrated Scheduling ..............          18.9        22.7      20.1%
     Application & Database Performance
       Management.................................          89.6        81.6      (8.9)%

     Recovery & Storage Management ...............          67.7        58.9     (13.0)%
     Other Software ..............................          12.7        20.5      61.4%
                                                        --------    --------
              Total license & maintenance revenues      $  355.4    $  319.3     (10.2)%
                                                        ========    ========



      We market software solutions designed to improve the availability, performance and recoverability of enterprise applications, databases and other IT systems components operating in mainframe, distributed computing and Internet environments. These solutions fall into the five broad categories above. In managing our investment in these product categories we consider each to be included in one of three strategic groups. The first group includes our Enterprise Server Management and Business Integrated Scheduling solutions. Our objective for this group is to extend our core strengths in these markets. The second strategic group includes our Application & Database Performance Management and Recovery & Storage Management solutions. Our objective for this group is to build our business in fast-growing markets. The last group includes our other software products, such as our security, ERP, network management, output management and service provider solutions. The objective for this group is to make strategic investments in what we anticipate will be sources of future growth.

      Our Enterprise Server Management and Business Integrated Scheduling solutions combined represented 52% and 50% of total software revenues for the quarters ended June 30, 2000 and 2001, respectively. Total software revenues for this group declined 15% in the first quarter of fiscal 2002 from the same period in fiscal 2001. Because the Enterprise Server Management group includes a high proportion of mainframe solutions, decreased capacity-based upgrade fees were the primary cause of the revenue decline in the fiscal 2002 quarter, more than offsetting the revenue growth for our Business Integrated Scheduling solutions.

      Our Application & Database Performance Management and Recovery & Storage Management solutions combined contributed 44% of total software revenues for each of the quarters ended June 30, 2000 and 2001. Total software revenues for this group declined 11% in the first quarter of fiscal 2002 from the same period in fiscal 2001 primarily due to the economic conditions discussed above.

      Our other software solutions contributed 4% and 6% of total software revenues for the quarters ended June 30, 2000 and 2001, respectively. Total software revenues for this group grew 61% in the first quarter of fiscal 2002 from the same period in fiscal 2001. This growth includes increases in revenue from our security solutions and from our acquisition of OptiSystems Solutions, Ltd. (OptiSystems) in the second quarter of fiscal 2001.

      Professional Services Revenues

      Professional services revenues, representing fees from implementation, integration and education services performed during the period, increased 15% during the three months ended June 30, 2001, over the comparable prior year period. Our professional services headcount has continued to increase to meet the increasing demand for our expanding service offerings.

EXPENSES


                                                             THREE MONTHS ENDED
                                                                   JUNE 30,
                                                             ------------------
                                                              2000        2001         CHANGE
                                                             ------      ------        ------
                                                                (IN MILLIONS)
      Selling and marketing ...........................      $152.2      $152.8         0.4%
      Research and development ........................       106.6       113.0         6.0%
      Cost of professional services ...................        20.6        25.1        21.8%
      General and administrative ......................        38.3        41.9         9.4%
      Acquired research and development ...............        11.7          --      (100.0)%
      Amortization of acquired technology, goodwill and
      intangibles .....................................        39.6        48.2        21.7%
      Severance and related expenses ..................          --        12.0         n/m
      Merger-related costs and compensation charges ...         2.1         2.7        28.6%
                                                             ------      ------
                Total operating expenses ..............      $371.1      $395.7         6.6%
                                                             ======      ======


      Selling and Marketing

      Our selling and marketing expenses primarily include personnel and related costs, sales commissions, and costs associated with advertising, industry trade shows and sales seminars. Selling and marketing expenses increased slightly in the first quarter of fiscal 2002 over the same period in fiscal 2001. An increase in personnel costs in the three months ended June 30, 2001, due in part to increased headcount over the comparable prior year quarter, was mostly offset by a decrease in sales commissions as a result of the 22% decrease in license revenues and a decrease in bad debt expense related to license billings.

      Research and Development

      Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include costs associated with the maintenance, enhancement and support of our products, computer hardware/software costs and telecommunications expenses necessary to maintain our data processing center, royalties and the effect of software development cost capitalization and amortization. Research and development costs are reduced by amounts capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." We capitalize our software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86, and amortize these costs over the products' estimated useful lives. During the first quarters of fiscal 2001 and 2002, we capitalized approximately $19.0 million and $35.3 million, respectively, of software development and purchased software costs. The growth in capitalized costs is primarily due to increases in distributed systems product development and platform compatibility efforts. We amortized $8.0 million and $22.4 million in the first quarters of fiscal 2001 and 2002, respectively, of capitalized software development and purchased software costs pursuant to SFAS No. 86, including $8.5 million in the first quarter of fiscal 2002 to accelerate the amortization of certain software products. We accelerated the amortization of these software products as they were not expected to generate sufficient future revenues which would be required for us to realize the carrying value of the assets.

      Research and development expenses increased 6% during the first quarter of fiscal 2002 compared to the same period in fiscal 2001. Though headcount at the end of the quarter remained flat compared to the same period in fiscal 2001, growth in personnel costs due to annual base pay increases was the primary contributor to the increase, along with additional software costs. These increases were partially offset by a reduction in contract labor expense and the net effect of software development cost capitalization and amortization.

      Cost of Professional Services

      Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business. The increase in these costs in the three months ended June 30, 2001, over the comparable prior year period, resulted from increased headcount to support growth in our professional services revenues.

      General and Administrative

      General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, facilities management and human resources. Other costs included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance, costs of managing our foreign currency exposure and bad debt expense related to maintenance billings. Growth in general and administrative expenses for the three months ended June 30, 2001 over the same period in the prior year was primarily attributable to increases in property and other taxes, professional fees and costs of our currency hedging program, which more than offset reduced management bonuses for the quarter.

      Acquired Research and Development

      Acquired research and development costs for the three months ended June 30, 2000 include $7.0 million related to the acquisition of Evity, Inc. (Evity) in the first quarter of fiscal 2001, and the write-off of assets totaling $4.7 million, related to a technology agreement with Envive Corporation that was terminated during that quarter. See the discussion of the Evity acquisition in the fiscal 2001 Annual Report on Form 10-K. There was no charge for acquired research and development during the three months ended June 30, 2001.

      Amortization of Acquired Technology, Goodwill and Intangibles

      Under the purchase accounting method for certain of our acquisitions, portions of the purchase prices were allocated to goodwill, workforce, customer base, software and other intangible assets. We are amortizing these intangibles over three to five-year periods, which reflect the estimated useful lives of the respective assets. The increase in the quarterly amortization expense is related to the Evity, OptiSystems and other acquisitions completed during fiscal 2001.

      Severance and Related Expenses

      During the quarter ended June 30, 2001, we terminated approximately 6% of our workforce worldwide. The action was across all divisions and geographies and affected employees received cash severance packages, the vast majority of which were paid during the quarter. The affected employees were also given the option to receive outplacement services and continued health benefits for a specified period after termination. A charge of $12.0 million was recorded during the quarter ended June 30, 2001 for such severance and related expenses, and as of June 30, 2001, $2.5 million of these termination benefits remain accrued for payment in future periods.

      Merger-Related Costs and Compensation Charges

      In conjunction with our merger with Boole & Babbage, Inc. in March 1999, management approved a formal plan of restructuring which included steps to be taken to integrate the operations of the two companies, consolidate duplicate facilities and streamline operations to achieve reductions in overhead expenses in future periods. No charges related to this restructuring plan were recorded during the quarters ended June 30, 2000 and 2001, and as of June 30, 2001, we have remaining accrued termination benefits of approximately $1.1 million. During the quarters ended June 30, 2000 and 2001, we recorded compensation charges of $2.1 million and $2.7 million, respectively, primarily related to the vesting of common stock issued as part of the Evity acquisition to certain Evity employee shareholders who we employed after the acquisition.

OTHER INCOME, NET

      For the first quarter of fiscal 2002, other income, net was $8.6 million, reflecting a decrease of 31% from $12.4 million in the same quarter of fiscal 2001. Other income, net consists primarily of interest earned on cash, cash equivalents and marketable securities, gains and losses on marketable securities and interest expense on short-term borrowings. The decrease in other income, net is primarily due to a $7.4 million loss on a marketable security, which was partially offset by a decrease in interest expense as a result of reduced borrowings outstanding during the first quarter of fiscal 2002 and an increase in interest income.

INCOME TAXES

      For the three months ended June 30, 2001, the income tax benefit was $13.4 million, compared to expense of $4.0 million for the same period in fiscal 2001. Our effective tax rate was 28% for the three months ended June 30, 2001 and 29% for the comparable prior year period. The reduction in income tax expense is attributable to the decline in pre-tax earnings discussed above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method. The Statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting at the point of acquisition for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under this Statement, all goodwill and those intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over those useful lives. The provisions of SFAS No. 142 are required to be applied for fiscal years beginning after December 15, 2001, except that goodwill and intangibles that arise from business combinations after June 30, 2001 will not be amortized. As such, we will adopt the Statement in its entirety on April 1, 2002, and will apply the appropriate provisions to any business combinations we may complete between June 30, 2001 and that date. Adoption of these Statements will eliminate a portion of the amortization expense from our Statement of Earnings and Comprehensive Income, which for the quarter ended June 30, 2001, totaled $35.6 million. For acquisitions completed through June 30, 2001, we estimate that a balance of approximately $160 million of goodwill and intangibles will remain at adoption that will no longer be amortized. Impairment charges at adoption or in the future, if any, cannot be estimated.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2001, our cash, cash equivalents and marketable securities were $998.7 million, approximately even with the March 31, 2001 balance. Our working capital as of June 30, 2001, was $140.8 million, reflecting an increase from the March 31, 2001 balance of $73.7 million due primarily to positive operating cash flow and the decrease of $150.0 million in short-term borrowings. We continue to invest cash in securities with maturities beyond one year. While typically yielding greater returns, this reduces reported working capital. Our marketable securities are primarily investment grade and highly liquid. Stockholders' equity as of June 30, 2001, was $1.8 billion.

      We continue to primarily finance our growth through funds generated from operations. For the quarter ended June 30, 2001, net cash provided by operating activities was $161.4 million. Our primary source of cash is the sale of our software licenses, software maintenance and professional services. We provide financing on a portion of these sales transactions, to customers that meet our specified standards of creditworthiness. We participate in established programs with third-party financing institutions that allow us to transfer a significant portion of our finance receivables on a non-recourse basis for cash. During the quarter ended June 30, 2001, we transferred $113.1 million of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis without a negative cash flow impact.

      Net cash used in investing activities in the quarter ended June 30, 2001 was $1.6 million, primarily related to disbursements for the purchase of marketable securities and the construction of an expansion to our corporate headquarters, which were offset by cash receipts from the maturities of marketable securities and sales of finance receivables. Net cash used in financing activities in the quarter ended June 30, 2001 was $177.9 million, which derived primarily from the repayment of all short-term borrowings and treasury stock purchases. On April 24, 2000, the board of directors authorized us to purchase up to $500.0 million in common stock. During the quarter ended June 30, 2001 we purchased 1.4 million shares for $34.0 million. Since the inception of the repurchase plan, we have purchased 8.5 million shares for $189.1 million. We plan to continue to buy stock on the open market from time to time, depending on market conditions.

      In April 2001, the term loan outstanding at March 31, 2001 matured and we paid the balance outstanding. We entered a new 364-day $100.0 million revolving credit facility, which is secured by certain of our financial assets whose market value must equal or exceed 115% of the commitment under the facility. Interest on the borrowings under this facility is payable monthly and is accrued at a margin above LIBOR. There were no short-term borrowings outstanding as of June 30, 2001.

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

Our Operating Margins May Decline Further.

      There is a risk that our historically high operating margins may not be sustainable and may continue to decline, which would adversely affect our earnings. Our operating margins, excluding amortization of acquired technology, goodwill and intangibles, merger-related costs and compensation charges and one-time charges, declined during fiscal 2000 and declined further during fiscal 2001 and the first quarter of fiscal 2002 as compared to fiscal 1999 and prior periods. Operating expenses as a percentage of revenues associated with our distributed systems products are higher than those associated with our traditional mainframe products. Since our mix of business continues to shift to distributed systems, operating margins will experience more pressure. In addition, we are not currently profitable in our growing professional services business. We may be unable to increase or even maintain our current level of profitability on a quarterly or annual basis in the future. Additionally, we have acquired businesses experiencing lower operating margins than us.

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

Decreasing Demand for Mainframe Processing Capacity and Decreased IT Spending Could Adversely Affect Revenues.

      Fees from enterprise license transactions have historically been a fundamental component of our revenues and the primary source of mainframe license revenues. These revenues depend on our customers planning to grow their mainframe capacity and continuing to perceive an increasing need to use our existing software products on substantially greater mainframe processing capacity in future periods. The continued growth of distributed database management systems may have an adverse effect on growth rates for mainframe computing systems. Although we believe that businesses will continue to demand greater mainframe computing capacity and that e-business will be a driver of this demand, there can be no assurance as to whether future demand for mainframe capacity will continue to grow or not. Slower growth in our customers' mainframe processing capacity will adversely affect our revenues. In addition, many industry analysts and economists are predicting slower growth and even declines in overall IT spending by businesses during this fiscal year. Any significant decline in overall IT spending could adversely affect our revenues.

Increased Competition and Pricing Pressures Could Adversely Affect Our Earnings.

      The market for systems management software has been increasingly competitive for the past number of years. We compete with a variety of software vendors including IBM and CA. We derived over half of our total revenues in fiscal 2001 from software products for IBM and IBM-compatible mainframe computers. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM has begun to invest more heavily in the IMS and DB2 utility market and appears to be committed to competing in these markets. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business may be materially adversely affected. CA is also competing with us in these markets. Competition has lead to increased pricing pressures within the mainframe systems software markets. We continue to reduce the cost to our customers of our mainframe tools and utilities in response to such competitive pressures. Microsoft entered the distributed systems monitoring and management market through its relationship with Net IQ and is now competing with us in the market for management tools for the Windows operating system.

      In connection with the introduction of its Z-series server, IBM has announced changes to its mainframe software pricing, including a new workload-based pricing model. We have also announced that we will support the new workload-based pricing structure for the Z-series, but the effect of this change on our future mainframe license revenues cannot be determined.

Maintenance Revenue Growth Could Slow.

      Maintenance revenues have increased over the last three fiscal years and the first quarter of fiscal 2002 as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements for our mainframe products. Historically, we have enjoyed high maintenance renewal rates for our mainframe products. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. To date, we have been successful in extending our traditional maintenance and support pricing model to the distributed systems market. Renewal rates for maintenance on our distributed systems products are lower than on our mainframe products.

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

Conditions in Israel.

      Our INCONTROL and enterprise resource planning (ERP) development operations are conducted primarily in Israel and, accordingly, we are directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our business, operating results and financial condition.

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

Possible Adverse Impact Of Interpretations of Existing Accounting
Pronouncements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our marketable securities subsequent to March 31, 2001, therefore our foreign currency exchange rate risk and interest rate risk related to investments remain substantially unchanged from the description in our Form 10-K for the year ended March 31, 2001.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

                                   BMC SOFTWARE, INC.

                                   By: /s/ ROBERT E. BEAUCHAMP
                                       ---------------------------
                                        Robert E. Beauchamp
                                   President and Chief Executive
                                              Officer

August 10, 2001

                                   By:   /s/ JOHN W. COX
                                       ---------------------------
                                             John W. Cox
                                         Vice President, Chief
                                         Financial Officer and
                                       Chief Accounting Officer

August 10, 2001