Form 10-Q
period 2001-09-30
BMC SOFTWARE INC
filed 2001-11-13
CIK 835729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of November 12, 2001, there were outstanding 244,221,630 shares of Common Stock, par value $.01, of the registrant.

================================================================================

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                         PAGE
                                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2001 and
                 September 30, 2001 (Unaudited)......................................      3
               Condensed Consolidated Statements of Operations and Comprehensive
                 Income (Loss) for the three months and six months ended
                 September 30, 2000 and 2001 (Unaudited) ............................      4
               Condensed Consolidated Statements of Cash Flows for the six
                 months ended September 30, 2000 and 2001 (Unaudited)................      5
               Notes to Condensed Consolidated Financial Statements (Unaudited)......      6

Item 2.     Management's Discussion and Analysis of Results of Operations and
               Financial Condition...................................................     10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk...............     20

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings........................................................     21

Item 4.     Submission of Matters to a Vote of Security Holders......................     21

Item 6.     Exhibits and Reports on Form 8-K.........................................     21

            Signatures...............................................................     22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                              MARCH 31,     SEPTEMBER 30,
                                                                                2001            2001
                                                                             ----------     -------------
                                                                                             (UNAUDITED)
                                     ASSETS
     Current assets:
       Cash and cash equivalents .....................................       $    146.0      $    144.4
       Marketable securities .........................................            144.7           194.6
       Trade accounts receivable, net ................................            292.6           207.3
       Trade finance receivables, current ............................            213.5           138.0
       Other current assets ..........................................            105.9           169.1
                                                                             ----------      ----------
              Total current assets ...................................            902.7           853.4
     Property and equipment, net .....................................            456.5           456.9
     Software development costs and related assets, net ..............            242.7           249.0
     Long-term marketable securities .................................            713.3           649.9
     Long-term finance receivables ...................................            236.3           149.5
     Acquired technology, net ........................................             95.3            74.2
     Goodwill and other intangibles, net .............................            317.6           245.2
     Other long-term assets ..........................................             69.5            73.2
                                                                             ----------      ----------
                                                                             $  3,033.9      $  2,751.3
                                                                             ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Trade accounts payable ........................................       $     22.1      $     20.2
       Accrued liabilities ...........................................            182.3           174.6
       Short-term borrowings .........................................            150.0            --
       Current portion of deferred revenue ...........................            474.6           490.5
                                                                             ----------      ----------
              Total current liabilities ..............................            829.0           685.3
     Long-term deferred revenue ......................................            382.8           383.5
     Other long-term liabilities .....................................              6.8            11.1
                                                                             ----------      ----------
              Total liabilities ......................................          1,218.6         1,079.9
     Commitments and contingencies
     Stockholders' equity:
       Preferred stock ...............................................             --              --
       Common stock ..................................................              2.5             2.5
       Additional paid-in capital ....................................            530.9           536.3
       Retained earnings .............................................          1,336.2         1,232.9
       Accumulated other comprehensive loss ..........................             (9.8)           (7.5)
                                                                             ----------      ----------
                                                                                1,859.8         1,764.2
         Less treasury stock, at cost ................................            (20.9)          (78.0)
         Less unearned portion of restricted stock compensation ......            (23.6)          (14.8)
                                                                             ----------      ----------
              Total stockholders' equity .............................          1,815.3         1,671.4
                                                                             ----------      ----------
                                                                             $  3,033.9      $  2,751.3
                                                                             ==========      ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                                                ----------------------    ----------------------
                                                                                  2000         2001         2000         2001
                                                                                ---------    ---------    ---------    ---------
  Revenues:
    License ...............................................................     $   173.9    $   131.5    $   403.6    $   311.5
    Maintenance ...........................................................         129.3        141.2        255.0        280.5
    Professional services .................................................          19.8         21.1         37.1         41.0
                                                                                ---------    ---------    ---------    ---------
          Total revenues ..................................................         323.0        293.8        695.7        633.0
                                                                                ---------    ---------    ---------    ---------
  Selling and marketing expenses ..........................................         132.8        132.9        285.0        285.7
  Research and development expenses .......................................         110.2        105.8        216.8        218.8
  Cost of professional services ...........................................          23.5         23.8         44.1         48.9
  General and administrative expenses .....................................          38.2         40.2         76.5         82.1
  Acquired research and development .......................................           6.0         --           17.7         --
  Amortization of acquired technology, goodwill and intangibles ...........          44.8         48.5         84.4         96.7
  Restructuring and severance costs .......................................          --           32.7         --           44.7
  Merger-related costs and compensation charges ...........................           3.3          3.1          5.4          5.8
                                                                                ---------    ---------    ---------    ---------
          Total operating expenses ........................................         358.8        387.0        729.9        782.7
                                                                                ---------    ---------    ---------    ---------
          Operating loss ..................................................         (35.8)       (93.2)       (34.2)      (149.7)
Interest and other income, net ............................................          19.6         18.4         33.3         34.8
Interest expense ..........................................................          (0.5)        --           (1.8)        (0.4)
Gain (loss) on marketable securities ......................................           0.3         (0.2)         0.3         (7.6)
                                                                                ---------    ---------    ---------    ---------
          Other income, net ...............................................          19.4         18.2         31.8         26.8
                                                                                ---------    ---------    ---------    ---------
          Loss before income taxes ........................................         (16.4)       (75.0)        (2.4)      (122.9)
Income taxes ..............................................................          (3.9)       (21.7)         0.1        (35.1)
                                                                                ---------    ---------    ---------    ---------
          Net loss ........................................................     $   (12.5)   $   (53.3)   $    (2.5)   $   (87.8)
                                                                                =========    =========    =========    =========
Basic loss per share ......................................................     $   (0.05)   $   (0.22)   $   (0.01)   $   (0.36)
                                                                                =========    =========    =========    =========
Diluted loss per share ....................................................     $   (0.05)   $   (0.22)   $   (0.01)   $   (0.36)
                                                                                =========    =========    =========    =========
Shares used in computing basic loss per share .............................         246.1        246.5        245.8        246.9
                                                                                =========    =========    =========    =========
Shares used in computing diluted loss per share ...........................         246.1        246.5        245.8        246.9
                                                                                =========    =========    =========    =========

Comprehensive Income (loss):
  Net loss ................................................................     $   (12.5)   $   (53.3)   $    (2.5)   $   (87.8)
  Foreign currency translation adjustment .................................           0.2         (2.3)        (5.4)        (2.1)
  Unrealized gain on securities available for sale:
     Unrealized gain (loss), net of taxes of $--, $1.1, $0.5 and $1.2 .....          --            2.0         (1.0)         2.2
     Realized (gain) loss included in net earnings, net of taxes of
       $0.1, $0.1, $0.1 and $2.7 ..........................................          (0.2)         0.1         (0.2)         4.9
                                                                                ---------    ---------    ---------    ---------
                                                                                     (0.2)         2.1         (1.2)         7.1
  Unrealized gain on derivative instruments:

     Unrealized gain (loss), net of taxes of $4.3, $2.2, $4.3 and $0.7.....           7.9         (4.1)         8.0         (1.3)
     Realized (gain) included in net earnings, net of taxes of
       $1.8, $-- $3.4 and $0.8 ............................................          (3.3)        --           (6.3)        (1.4)
                                                                                ---------    ---------    ---------    ---------
                                                                                      4.6         (4.1)         1.7         (2.7)
                                                                                ---------    ---------    ---------    ---------
          Comprehensive loss ..............................................     $    (7.9)   $   (57.6)   $    (7.4)   $   (85.5)
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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                               ------------------
                                                                                                2000        2001
                                                                                               ------      ------
Cash flows from operating activities:
  Net loss ...............................................................................     $ (2.5)     $(87.8)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Restructuring and severance costs ...................................................         --        28.9
     Acquired research and development and merger-related costs and
          compensation charges ...........................................................       23.1         5.6
     Depreciation and amortization .......................................................      141.1       184.3
     (Gain) loss on marketable securities ................................................       (0.3)        7.6
     Gain on sale of financial instrument ................................................       (2.9)         --
     Earned portion of restricted stock compensation .....................................        3.6         1.5
     Net change in receivables, payables, deferred revenue and other components of
      working capital ....................................................................      130.0        83.7
                                                                                               ------      ------
          Net cash provided by operating activities ......................................      292.1       223.8
                                                                                               ------      ------
Cash flows from investing activities:

  Cash paid for technology acquisitions and other investments, net of cash acquired ......     (100.5)       (5.7)
  Purchases of marketable securities .....................................................     (126.7)      (54.4)
  Maturities of/proceeds from sales of marketable securities .............................       93.0        65.2
  Purchases of property and equipment ....................................................      (91.6)      (31.7)
  Proceeds from sales of property and equipment ..........................................         --         3.1
  Capitalization of software development costs and related assets ........................      (49.0)      (67.3)
  Proceeds from sale of financial instrument .............................................        9.4          --
  Decrease in long-term finance receivables ..............................................       40.1        86.8
                                                                                               ------      ------
          Net cash used in investing activities ..........................................     (225.3)       (4.0)
                                                                                               ------      ------
Cash flows from financing activities:
  Proceeds from borrowings ...............................................................       35.0          --
  Payments on borrowings .................................................................     (123.5)     (150.0)
  Stock options exercised and other ......................................................       27.0        13.5
  Treasury stock acquired ................................................................      (51.6)      (82.8)
                                                                                               ------      ------
          Net cash used in financing activities ..........................................     (113.1)     (219.3)
                                                                                               ------      ------
Effect of exchange rate changes on cash ..................................................       (5.4)       (2.1)
                                                                                               ------      ------
Net change in cash and cash equivalents ..................................................      (51.7)       (1.6)
Cash and cash equivalents, beginning of period ...........................................      152.4       146.0
                                                                                               ------      ------
Cash and cash equivalents, end of period .................................................     $100.7      $144.4
                                                                                               ======      ======
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amounts capitalized .....................................     $  2.0      $  1.7
  Cash paid for income taxes .............................................................     $ 11.4      $ 20.5
  Common stock and options issued and liabilities assumed in acquisitions ................     $ 57.4      $   --


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

(2) EARNINGS PER SHARE

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three-month periods ended September 30, 2000 and 2001, the treasury stock method effect of 40.5 million and 36.8 million weighted options, respectively, and 1.1 million and 0.6 million weighted unearned restricted shares, respectively, has been excluded from the calculation of EPS as it is anti-dilutive. For the six-month periods ended September 30, 2000 and 2001, the treasury stock method effect of 38.1 million and 37.4 million weighted options, respectively, and 0.9 million and 0.7 million weighted unearned restricted shares, respectively, has been excluded from the calculation of EPS as it is anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months and six months ended September 30, 2000 and 2001:

                                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                                      --------------------      --------------------
                                                                       2000         2001         2000         2001
                                                                      -------      -------      -------      -------
                                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
     Basic loss per share:
       Net loss .................................................     $ (12.5)     $ (53.3)     $  (2.5)     $ (87.8)
                                                                      -------      -------      -------      -------
       Weighted average number of common shares .................       246.1        246.5        245.8        246.9
                                                                      -------      -------      -------      -------
       Basic loss per share .....................................     $ (0.05)     $ (0.22)     $ (0.01)     $ (0.36)
                                                                      =======      =======      =======      =======

     Diluted loss per share:
       Net loss .................................................     $ (12.5)     $ (53.3)     $  (2.5)     $ (87.8)
                                                                      -------      -------      -------      -------
       Weighted average number of common shares .................       246.1        246.5        245.8        246.9
       Incremental shares from assumed conversions of
     stock options and other ....................................          --           --           --           --
                                                                      -------      -------      -------      -------
       Adjusted weighted average number of common shares ........       246.1        246.5        245.8        246.9
                                                                      -------      -------      -------      -------
       Diluted loss per share ...................................     $ (0.05)     $ (0.22)     $ (0.01)     $ (0.36)
                                                                      =======      =======      =======      =======

(3) SEGMENT REPORTING

    BMC's management reviews the results of the Company's software business by the following product categories: Enterprise Server Management, Business Integrated Scheduling, Application & Database Performance Management, Recovery & Storage Management and Other Software. In addition to these software segments, the professional services business is also considered a separate segment. Through June 30, 2001, the results of the business information integration product group were included as part of the Other Software segment. Subsequent to June 30, 2001, management began including a portion of this product group in the Application & Database Performance Management segment and a portion in the Recovery & Storage Management segment. Certain of the business information integration products were discontinued at the time of this change. The amounts reported below for the three months and six months ended September 30, 2000 and 2001 reflect this change in the composition of the segments. Management continuously evaluates the product portfolio and additional changes to the software segments could occur in future periods.

    Segment performance is measured based on contribution margins, which reflect only the direct controllable expenses of the segments and do not include allocation of indirect research and development (R&D) expenses, the effect of software development cost capitalization and amortization, selling and marketing expenses, general and administrative expenses, amortization of acquired technology, goodwill and intangibles, one-time charges, other income, net, and income taxes. Assets and liabilities are not accounted for by segment.

                                             ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                                 --------------------------------------------------------------
                                                           APPLICATION
                                 ENTERPRISE    BUSINESS    & DATABASE    RECOVERY &
                                   SERVER     INTEGRATED   PERFORMANCE    STORAGE      OTHER    PROFESSIONAL   INDIRECT        AS
                                 MANAGEMENT   SCHEDULING   MANAGEMENT    MANAGEMENT   SOFTWARE    SERVICES       R&D        REPORTED
                                 ----------   ----------   -----------   ----------   --------  ------------   --------     --------
QUARTER ENDED SEPTEMBER 30, 2000                                               (IN MILLIONS)
--------------------------------
Revenues:
   License ......................  $ 53.5       $ 18.0       $ 56.3        $ 25.8      $ 20.3      $   --       $   --       $173.9
   Maintenance ..................    63.5          8.6         27.4          24.3         5.5          --           --        129.3
   Professional services ........      --           --           --            --          --        19.8           --         19.8
                                   ------       ------       ------        ------      ------      ------       ------       ------
Total revenues ..................  $117.0       $ 26.6       $ 83.7        $ 50.1      $ 25.8      $ 19.8       $   --       $323.0
R&D expenses ....................    23.9          5.5         38.3          16.4         8.0          --         18.1        110.2
Cost of professional services ...      --           --           --            --          --        23.5           --         23.5
                                   ------       ------       ------        ------      ------      ------       ------       ------
  Contribution margin ...........  $ 93.1       $ 21.1       $ 45.4        $ 33.7      $ 17.8      $ (3.7)      $(18.1)       189.3
                                   ======       ======       ======        ======      ======      ======       ======
Selling and marketing expenses .......................................................................................        132.8
General and administrative expenses...................................................................................         38.2
Acquired research and development.....................................................................................          6.0
Amortization of acquired technology, goodwill and intangibles.........................................................         44.8
Merger-related costs and compensation charges.........................................................................          3.3
Other income, net.....................................................................................................         19.4
                                                                                                                             ------
Consolidated loss before taxes........................................................................................       $(16.4)
                                                                                                                             ======

                                             ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                                 --------------------------------------------------------------
                                                           APPLICATION
                                 ENTERPRISE    BUSINESS    & DATABASE    RECOVERY &
                                   SERVER     INTEGRATED   PERFORMANCE    STORAGE      OTHER    PROFESSIONAL   INDIRECT        AS
                                 MANAGEMENT   SCHEDULING   MANAGEMENT    MANAGEMENT   SOFTWARE    SERVICES       R&D        REPORTED
                                 ----------   ----------   -----------   ----------   --------  ------------   --------     --------
QUARTER ENDED SEPTEMBER 30, 2001                                           (IN MILLIONS)
--------------------------------
Revenues:
   License ......................  $ 40.4       $ 12.4       $ 43.4        $ 24.2      $ 11.1      $   --       $   --       $131.5
   Maintenance ..................    66.3         10.1         31.7          26.2         6.9          --           --        141.2
   Professional services ........      --           --           --            --          --        21.1           --         21.1
                                   ------       ------       ------        ------      ------      ------       ------       ------
Total revenues ..................  $106.7       $ 22.5       $ 75.1        $ 50.4      $ 18.0      $ 21.1       $   --       $293.8
R&D expenses ....................    23.4          5.5         38.9          18.3        13.6          --          6.1        105.8
Cost of professional services ...      --           --           --            --          --        23.8           --         23.8
                                   ------       ------       ------        ------      ------      ------       ------       ------
  Contribution margin ...........  $ 83.3       $ 17.0       $ 36.2        $ 32.1      $  4.4      $ (2.7)      $ (6.1)       164.2
                                   ======       ======       ======        ======      ======      ======       ======
Selling and marketing expenses .......................................................................................        132.9
General and administrative expenses...................................................................................         40.2
Amortization of acquired technology, goodwill and intangibles.........................................................         48.5
Restructuring and severance costs.....................................................................................         32.7
Merger-related costs and compensation charges.........................................................................          3.1
Other income, net.....................................................................................................         18.2
                                                                                                                             ------
Consolidated loss before taxes........................................................................................       $(75.0)
                                                                                                                             ======

                                                 ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                                     --------------------------------------------------------------
                                                               APPLICATION
                                     ENTERPRISE    BUSINESS    & DATABASE    RECOVERY &
                                       SERVER     INTEGRATED   PERFORMANCE    STORAGE     OTHER    PROFESSIONAL  INDIRECT      AS
                                     MANAGEMENT   SCHEDULING   MANAGEMENT    MANAGEMENT  SOFTWARE    SERVICES      R&D      REPORTED
                                     ----------   ----------   -----------   ----------  --------  ------------  --------   --------
SIX MONTHS ENDED SEPTEMBER 30, 2000                                        (IN MILLIONS)
-----------------------------------
Revenues:
   License ........................    $157.6       $ 28.9       $119.7        $ 69.4     $ 28.0       $   --     $   --     $403.6
   Maintenance ....................     126.7         16.5         52.9          48.3       10.6           --         --      255.0
   Professional services ..........        --           --           --            --         --         37.1         --       37.1
                                       ------       ------       ------        ------     ------       ------     ------     ------
Total revenues ....................    $284.3       $ 45.4       $172.6        $117.7     $ 38.6       $ 37.1     $   --     $695.7
R&D expenses ......................      45.2         10.4         76.8          33.2       18.2           --       33.0      216.8
Cost of professional services .....        --           --           --            --         --         44.1         --       44.1
                                       ------       ------       ------        ------     ------       ------     ------     ------
  Contribution margin .............    $239.1       $ 35.0       $ 95.8        $ 84.5     $ 20.4       $ (7.0)    $(33.0)     434.8
                                       ======       ======       ======        ======     ======       ======     ======
Selling and marketing expenses .........................................................................................      285.0
General and administrative expenses.....................................................................................       76.5
Acquired research and development.......................................................................................       17.7
Amortization of acquired technology, goodwill and intangibles...........................................................       84.4
Merger-related costs and compensation charges...........................................................................        5.4
Other income, net.......................................................................................................       31.8
                                                                                                                             ------
Consolidated loss before taxes..........................................................................................     $ (2.4)
                                                                                                                             ======

                                                 ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                                     --------------------------------------------------------------
                                                               APPLICATION
                                     ENTERPRISE    BUSINESS    & DATABASE    RECOVERY &
                                       SERVER     INTEGRATED   PERFORMANCE    STORAGE     OTHER    PROFESSIONAL  INDIRECT      AS
                                     MANAGEMENT   SCHEDULING   MANAGEMENT    MANAGEMENT  SOFTWARE    SERVICES      R&D      REPORTED
                                     ----------   ----------   -----------   ----------  --------  ------------  --------   --------
SIX MONTHS ENDED SEPTEMBER 30, 2001                                        (IN MILLIONS)
-----------------------------------
Revenues:
   License ........................    $109.7       $ 26.1       $ 93.4        $ 57.8     $ 24.5       $   --     $   --     $311.5
   Maintenance ....................     133.6         19.1         62.3          51.5       14.0           --         --      280.5
   Professional services ..........        --           --           --            --         --         41.0         --       41.0
                                       ------       ------       ------        ------     ------       ------     ------     ------
Total revenues ....................    $243.3       $ 45.2       $155.7        $109.3     $ 38.5       $ 41.0     $   --     $633.0
R&D expenses ......................      50.3         11.1         80.7          38.6       28.1           --       10.0      218.8
Cost of professional services .....        --           --           --            --         --         48.9         --       48.9
                                       ------       ------       ------        ------     ------       ------     ------     ------
  Contribution margin .............    $193.0       $ 34.1       $ 75.0        $ 70.7     $ 10.4       $ (7.9)    $(10.0)     365.3
                                       ======       ======       ======        ======     ======       ======     ======
Selling and marketing expenses ...........................................................................................    285.7
General and administrative expenses.......................................................................................     82.1
Amortization of acquired technology, goodwill and intangibles.............................................................     96.7
Restructuring and severance costs.........................................................................................     44.7
Merger-related costs and compensation charges.............................................................................      5.8
Other income, net.........................................................................................................     26.8
                                                                                                                            -------
Consolidated loss before taxes............................................................................................  $(122.9)
                                                                                                                            =======

(4)  RESTRUCTURING AND SEVERANCE COSTS

    During the quarters ended June 30 and September 30, 2001, BMC implemented a restructuring plan to better align the Company's cost structure with prevailing market conditions. This plan included the involuntary termination of 447 and 427 employees during those quarters, respectively. These actions were across all divisions and geographies and the affected employees received cash severance packages. During the quarter ended September 30, 2001, the Company also discontinued certain business information integration products and announced the closure of certain locations throughout the world. A charge of $12.0 million was recorded during the quarter ended June 30, 2001 for severance and related expenses, $2.5 million of which remained accrued at June 30, 2001. A charge of $32.7 million was recorded during the quarter ended September 30, 2001 for employee severance, the write-off of software assets related to discontinued products and office closures, and as of September 30, 2001, $13.5 million of these costs remained accrued for payment in future periods, as follows:

                                                                      PAID OUT OR
                                            BALANCE AT               CHARGED AGAINST     BALANCE
                                             JUNE 30,   CHARGED TO    THE RELATED      SEPT. 30, AT
                                               2001      EXPENSE        ASSETS            2001
                                            ----------  ----------   ---------------   ------------
                                                             (IN MILLIONS)
     Severance and related expenses ....       $ 2.5       $15.3        $ (6.4)           $11.4
     Write-off of software assets ......          --        14.9         (14.9)              --
     Facility costs ....................          --         2.5          (0.4)             2.1
                                               -----       -----        ------            -----
               Total accrual ...........       $ 2.5       $32.7        $(21.7)           $13.5
                                               =====       =====        ======            =====

    Subsequent to September 30, 2001, the Company reduced its workforce by an additional 7% worldwide. Consistent with the previous actions, these terminations were across all divisions and geographies and the affected employees received cash severance packages. As a result, the Company will incur additional restructuring and severance charges of approximately $14 million to $18 million in the quarter ending December 31, 2001.

(5) MERGER-RELATED COSTS

    During the quarter ended September 30, 2001, the Company made no payments under its plan of restructuring initiated in March 1999 in connection with the merger with Boole & Babbage, Inc. (Boole). See the discussion of this plan in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. An accrual of $1.1 million remains at September 30, 2001, for severance payments to be made in future periods.

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

A. RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                                                             PERCENTAGE OF TOTAL REVENUES
                                                                   -----------------------------------------------
                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                   -------------------         -------------------
                                                                   2000          2001          2000          2001
                                                                   -----         -----         -----         -----
     Revenues:
       License .............................................        53.9%         44.7%         58.0%         49.2%
       Maintenance .........................................        40.0          48.1          36.7          44.3
       Professional services ...............................         6.1           7.2           5.3           6.5
                                                                   -----         -----         -----         -----
           Total revenues ..................................       100.0         100.0         100.0         100.0
     Selling and marketing expenses ........................        41.1          45.2          41.0          45.1
     Research and development expenses .....................        34.1          36.0          31.2          34.5
     Cost of professional services .........................         7.3           8.1           6.3           7.7
     General and administrative expenses ...................        11.8          13.7          11.0          13.0
     Acquired research and development .....................         1.9            --           2.5            --
     Amortization of acquired technology, goodwill and
       intangibles .........................................        13.9          16.5          12.1          15.3
     Restructuring and severance costs .....................          --          11.1            --           7.1
     Merger-related costs and compensation charges .........         1.0           1.1           0.8           0.9
                                                                   -----         -----         -----         -----
          Total operating expenses .........................       111.1         131.7         104.9         123.6
                                                                   -----         -----         -----         -----
          Operating loss ...................................       (11.1)        (31.7)         (4.9)        (23.6)
     Interest and other income, net ........................         6.1           6.3           4.8           5.4
     Interest expense ......................................        (0.2)           --          (0.2)           --
     Gain (loss) on marketable securities ..................         0.1          (0.1)           --          (1.2)
                                                                   -----         -----         -----         -----
          Other income, net ................................         6.0           6.2           4.6           4.2
          Loss before income taxes .........................        (5.1)        (25.5)         (0.3)        (19.4)
     Income taxes ..........................................        (1.2)         (7.4)          0.0          (5.5)
                                                                   -----         -----         -----         -----
               Net loss ....................................        (3.9)%       (18.1)%        (0.3)%       (13.9)%
                                                                   =====         =====         =====         =====

REVENUES

                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                            SEPTEMBER 30,                            SEPTEMBER 30,
                                                          2000         2001         CHANGE         2000         2001         CHANGE
                                                         ------       ------        ------        ------       ------        ------
                                                            (IN MILLIONS)                            (IN MILLIONS)
     License:
        North America .................................  $ 92.2       $ 72.4        (21.5)%       $248.8       $185.4        (25.5)%
        International .................................    81.7         59.1        (27.7)%        154.8        126.1        (18.5)%
                                                         ------       ------                      ------       ------
              Total license revenues ..................   173.9        131.5        (24.4)%        403.6        311.5        (22.8)%
     Maintenance:
        North America .................................    83.8         87.8          4.8%         162.5        178.8         10.0%
        International .................................    45.5         53.4         17.4%          92.5        101.7          9.9%
                                                         ------       ------                      ------       ------
             Total maintenance revenues ...............   129.3        141.2          9.2%         255.0        280.5         10.0%
     Professional services:
        North America .................................    10.7         10.7          0.0%          20.8         21.4          2.9%
        International .................................     9.1         10.4         14.3%          16.3         19.6         20.2%
                                                         ------       ------                      ------       ------
            Total professional services revenues ......    19.8         21.1          6.6%          37.1         41.0         10.5%
                                                         ------       ------                      ------       ------
              Total revenues ..........................  $323.0       $293.8         (9.0)%       $695.7       $633.0         (9.0)%
                                                         ======       ======                      ======       ======

    Product License Revenues

    Our product license revenues consist of product license fees and license upgrade fees. Product license fees are all fees associated with a customer's licensing of a given software product for the first time. License upgrade fees are all fees associated with a customer's purchase of the right to run a previously licensed product on a larger computer or additional computers. License upgrade fees are primarily generated by our mainframe products and include fees associated with both current and future additional processing capacity. For the three months and six months ended September 30, 2001, license upgrade fees represented 14% and 15%, respectively, of total revenues, compared to 14% and 21%, respectively, in the comparable prior year periods.

    License revenues decreased 24% and 23%, respectively, for the three months and six months ended September 30, 2001, as compared to the same periods in fiscal 2001, primarily due to a decrease in large enterprise-wide license transactions during the periods and a reduction in license upgrade fees as discussed below. Difficult economic conditions in domestic and international markets throughout fiscal 2002 have resulted in reduced IT spending by many of our customers. Though we completed license transactions with more customers than in the same periods in the prior year, tighter budgets and higher required approval levels caused many customers to choose smaller transactions in terms of dollar value. In addition, our license transaction closure rates at the end of the quarter ended September 30, 2001, were negatively impacted by the effect of the September 11, 2001 terrorist attacks and the resulting economic slowdown.

    Our North American operations generated 53% and 55% of license revenues in the three months ended September 30, 2000 and 2001, respectively, and 62% and 60% in the six months ended September 30, 2000 and 2001, respectively. A decrease in Enterprise Server Management license revenues was the largest contributor to the 22% and 26% declines in North American license revenues in the three months and six months ended September 30, 2001, primarily due to a decrease in product license fees in the second quarter of fiscal 2002. Decreased capacity-based license upgrade fees were the primary contributor to the decline for the first half of fiscal 2002. International license revenues represented 47% and 45% of total license revenues for the quarters ended September 30, 2000 and 2001, respectively, and 38% and 40% in the six months ended September 30, 2000 and 2001, respectively. International license revenues declined 28% and 19% in the three months and six months ended September 30, 2001, respectively, from the comparable periods in fiscal 2001, principally due to decreased product license fees for Enterprise Server Management and Application & Database Performance Management products in the second quarter of fiscal 2002, and decreased license upgrade fees associated with Enterprise Server Management products in the first quarter of fiscal 2002. International license revenues decreased by 2% and 3% for the three months and six months ended September 30, 2001, respectively, due to foreign currency exchange rate changes from fiscal 2001 to fiscal 2002, after giving effect to our foreign currency hedging program.

    Maintenance and Support Revenues

    Maintenance and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance and support enrollment entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems and applications. These fees are generally charged annually and equal 15% to 20% of the discounted price of the product. In addition, customers may be entitled to reduced maintenance percentages for prepayment of annual maintenance fees. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement.

    Maintenance revenues have increased for the three-month and six-month periods ended September 30, 2001 over the comparable prior year periods as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements for mainframe products. Historically, we have experienced high maintenance renewal rates for our products.

    Product Line Revenues

                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                                          2000         2001         CHANGE       2000         2001         CHANGE
                                                         ------       ------        ------      ------       ------        ------
                                                             (IN MILLIONS)                    (IN MILLIONS)
     Enterprise Server Management .....................  $117.0       $106.7         (8.8)%     $284.3       $243.3        (14.4)%
     Business Integrated Scheduling ...................    26.6         22.5        (15.4)%       45.4         45.2         (0.4)%
     Application & Database Performance Management ....    83.7         75.1        (10.3)%      172.6        155.7         (9.8)%
     Recovery & Storage Management ....................    50.1         50.4          0.6%       117.7        109.3         (7.1)%
     Other Software ...................................    25.8         18.0        (30.2)%       38.6         38.5         (0.3)%
                                                         ------       ------                    ------       ------
              Total license & maintenance revenues ....  $303.2       $272.7        (10.1)%     $658.6       $592.0        (10.1)%
                                                         ======       ======                    ======       ======

    We market software solutions designed to improve the availability, performance and recoverability of enterprise applications, databases and other IT systems components operating in mainframe, distributed computing and Internet environments. These solutions fall into the five broad categories above. In managing our investment in these product categories we consider each to be included in one of three strategic groups. The first group includes our Enterprise Server Management and Business Integrated Scheduling solutions. Our objective for this group is to extend our core strengths in these markets. The second strategic group includes our Application & Database Performance Management and Recovery & Storage Management solutions. Our objective for this group is to build our business in fast-growing markets. The last group includes our other software products, such as our security, enterprise resource planning
(ERP), network management, output management and service provider solutions. The primary objective for this group is to make strategic investments in what we anticipate will be sources of future growth.

    Our Enterprise Server Management and Business Integrated Scheduling solutions combined represented 47% of total software revenues for each of the quarters ended September 30, 2000 and 2001, and 50% and 49% for the six months ended September 30, 2000 and 2001, respectively. Total software revenues for this group declined 10% and 12% in the three months and six months ended September 30, 2001, from the same periods in fiscal 2001. Decreased license revenues in both product groups due to the economic conditions discussed above more than offset increased maintenance revenues during the periods.

    Our Application & Database Performance Management and Recovery & Storage Management solutions combined contributed 44% and 46% of total software revenues for the quarters ended September 30, 2000 and 2001, respectively, and 44% and 45% for the six months ended September 30, 2000 and 2001, respectively. Total software revenues for this group declined 6% and 9% in the three months and six months ended September 30, 2001, from the same periods in fiscal 2001 primarily due to the economic conditions discussed above. Decreased license revenues in both product groups more than offset increased maintenance revenues during the period.

    Our other software solutions contributed 9% and 7% of total software revenues for the quarters ended September 30, 2000 and 2001, respectively, and 6% for each of the six month periods ended September 30, 2000 and 2001. Total software revenues for this group declined 30% in the second quarter of fiscal 2002 from the same period in fiscal 2001 and were flat for the six months ended September 30, 2001. Increases in revenues from our service provider solutions, network management and ERP products were more than offset by decreases in the other products included in this group.

    Professional Services Revenues

    Professional services revenues, representing fees from implementation, integration and education services performed during the period, increased 7% and 11%, respectively, during the three-month and six-month periods ended September 30, 2001, over the comparable prior year periods.

OPERATING EXPENSES

                                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                               2000        2001       CHANGE         2000        2001       CHANGE
                                                              ------      ------      ------        ------      ------      ------
                                                                       (IN MILLIONS)                      (IN MILLIONS)
     Selling and marketing .................................  $132.8      $132.9         0.0%       $285.0      $285.7         0.2%
     Research and development ..............................   110.2       105.8        (4.0)%       216.8       218.8         0.9%
     Cost of professional services .........................    23.5        23.8         1.3%         44.1        48.9        10.9%
     General and administrative ............................    38.2        40.2         5.2%         76.5        82.1         7.3%
     Acquired research and development .....................     6.0          --      (100.0)%        17.7          --      (100.0)%
     Amortization of acquired technology, goodwill and
     intangibles ...........................................    44.8        48.5         8.3%         84.4        96.7        14.6%
     Restructuring and severance costs .....................      --        32.7          nm            --        44.7          nm
     Merger-related costs and compensation charges .........     3.3         3.1        (6.1)%         5.4         5.8         7.4%
                                                              ------      ------                    ------      ------
               Total operating expenses ....................  $358.8      $387.0         7.9%       $729.9      $782.7         7.2%
                                                              ======      ======                    ======      ======

    Selling and Marketing

    Our selling and marketing expenses primarily include personnel and related costs, sales commissions, and costs associated with advertising, industry trade shows and sales seminars. Selling and marketing expenses were flat for the three months and six months ended September 30, 2001 compared to the same periods in fiscal 2001. Decreased sales commissions and marketing costs in the second quarter were offset by increases in rent expense and bad debt expense related to license billings. For the six month period, decreased sales commissions and marketing costs were also offset by higher personnel costs in the first quarter of fiscal 2002, due in part to increased headcount during that quarter. Selling and marketing headcount decreased during the second quarter of fiscal 2002, returning to the same quarter end level as in fiscal 2001.

    Research and Development

    Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include costs associated with the maintenance, enhancement and support of our products, computer hardware/software costs and telecommunications expenses necessary to maintain our data processing center, royalties and the effect of software development cost capitalization and amortization. Research and development costs are reduced by amounts capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." We capitalize our software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86, and amortize these costs over the products' estimated useful lives. During the second quarters of fiscal 2001 and 2002, we capitalized $30.0 million and $32.0 million, respectively, of software development and purchased software costs. Capitalized software costs for the six month periods ended September 30, 2000 and 2001, were $49.0 million and $67.3 million, respectively. The growth in capitalized costs is primarily due to increases in distributed systems product development and platform compatibility efforts. We amortized $8.9 million and $22.6 million in the second quarters of fiscal 2001 and 2002, respectively, of capitalized software development and purchased software costs pursuant to SFAS No. 86, including $0.5 million and $7.6 million, respectively, to accelerate the amortization of certain software products. We amortized $16.9 million and $45.0 million, respectively, of capitalized costs for the six months ended September 30, 2000 and 2001, including $0.5 million and $16.1 million, respectively, to accelerate the amortization of certain software products. We accelerated the amortization of these software products as they were not expected to generate sufficient future revenues to realize the carrying value of the assets. During the quarter ended September 30, 2001, we also wrote off software assets totaling $14.9 million associated with certain business information integration products that were discontinued during the quarter. This charge is included in restructuring and severance costs in the accompanying Statement of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2001.

    Research and development expenses decreased 4% during the second quarter of fiscal 2002 compared to the same period in fiscal 2001, primarily due to reduced headcount, travel costs and consulting fees which more than offset an increase due to the net effect of software cost capitalization and amortization. For the six months ended September 30, 2001, research and development costs were slightly increased, primarily due to higher personnel costs in the first quarter of fiscal 2001 resulting from annual base pay increases and the net effect of software cost capitalization and amortization for the period.

    Cost of Professional Services

    Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business. The increase in these costs for the three months and six months ended September 30, 2001, over the comparable prior year periods resulted from increased headcount to support the 7% and 11% growth in professional services revenues, respectively, during these periods.

    General and Administrative

    General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, facilities management and human resources. Other costs included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance, costs of managing our foreign currency exposure and bad debt expense related to maintenance billings. The increase in general and administrative expenses for each of the three months and six months ended September 30, 2001 over the same periods in the prior year was primarily attributable to increased legal and other professional fees.

    Acquired Research and Development

    Acquired research and development costs for the six months ended September 30, 2000, were $17.7 million. These technology charges relate to the acquisitions of Evity in the first quarter of fiscal 2001 and OptiSystems in the second quarter of fiscal 2001 and the write-off of assets totaling $4.7 million, related to a technology agreement with Envive Corporation that was terminated during the first quarter of fiscal 2001. See the discussion of these acquisitions in the fiscal 2001 Annual Report on Form 10-K. There was no charge for acquired research and development during the six months ended September 30, 2001.

    Amortization of Acquired Technology, Goodwill and Intangibles

    Under the purchase accounting method for certain of our acquisitions, portions of the purchase prices were allocated to goodwill, workforce, customer base, software and other intangible assets. We are amortizing these intangibles over three to five-year periods, which reflect the estimated useful lives of the respective assets. The increase in amortization expense is primarily related to the OptiSystems and other acquisitions completed during the last three quarters of fiscal 2001.

    Restructuring and Severance Costs

    During the quarters ended June 30 and September 30, 2001, we implemented a restructuring plan to better align our cost structure with prevailing market conditions. The plan included the involuntary termination of 447 and 427 employees during those quarters, respectively. These actions were across all divisions and geographies and the affected employees received cash severance packages. During the quarter ended September 30, 2001, the Company also discontinued certain business information integration products and announced the closure of certain locations throughout the world. A charge of $12.0 million was recorded during the quarter ended June 30, 2001 for severance and related expenses, $2.5 million of which remained accrued at June 30, 2001. A charge of $32.7 million was recorded during the quarter ended September 30, 2001 for employee severance, the write-off of software assets related to discontinued products and office closures, and as of September 30, 2001, $13.5 million of these costs remained accrued for payment in future periods, as follows:

                                                                      PAID OUT OR
                                            BALANCE AT               CHARGED AGAINST     BALANCE
                                             JUNE 30,   CHARGED TO    THE RELATED      SEPT. 30, AT
                                               2001      EXPENSE        ASSETS            2001
                                            ----------  ----------   ---------------   ------------
                                                             (IN MILLIONS)
     Severance and related expenses ....       $ 2.5       $15.3        $ (6.4)           $11.4
     Write-off of software assets ......          --        14.9         (14.9)              --
     Facility costs ....................          --         2.5          (0.4)             2.1
                                               -----       -----        ------            -----
               Total accrual ...........       $ 2.5       $32.7        $(21.7)           $13.5
                                               =====       =====        ======            =====

    Subsequent to September 30, 2001, we reduced our workforce by an additional 7% worldwide. Consistent with the previous actions, these terminations were across all divisions and geographies and the affected employees received cash severance packages. As a result, we will incur additional restructuring and severance charges of approximately $14 million to $18 million in the quarter ending December 31, 2001.

    Merger-Related Costs and Compensation Charges

    In conjunction with our merger with Boole in March 1999, management approved a formal plan of restructuring (the "Plan") which included steps to be taken to integrate the operations of the two companies, consolidate duplicate facilities and streamline operations to achieve reductions in overhead expenses in future periods. No charges related to this restructuring plan were recorded during the six-month periods ended September 30, 2000 and 2001, and as of September 30, 2001, we have remaining accrued termination benefits of approximately $1.1 million.

    During the second quarters of fiscal 2001 and 2002, we recorded compensation charges of $3.3 million and $3.1 million, respectively, and during the six months ended September 30, 2000 and 2001, we recorded compensation charges of $5.4 million and $5.8 million, respectively. These merger-related compensation charges are primarily related to the vesting of common stock issued as part of the Evity acquisition to certain Evity employee shareholders who we employed after the acquisition.

OTHER INCOME, NET

    For the three months and six months ended September 30, 2001, other income, net was $18.2 million and $26.8 million, reflecting a decrease of 6% and 16% from the same periods of fiscal 2001. Other income, net consists primarily of interest earned on cash, cash equivalents and investment securities and interest expense on short-term borrowings. The decrease in other income, net for the second quarter is primarily due to a one-time gain of $2.9 million related to the sale of a financial instrument in the second quarter of fiscal 2001. For the six months ended September 30, 2001, other income, net was also decreased due to a $7.4 million loss on a marketable security in the first quarter of fiscal 2002. These decreases in other income were partially offset by lower interest expense as a result of our payment of all short-term borrowings in the first quarter of fiscal 2002.

INCOME TAXES

    For the three months and six months ended September 30, 2001, the income tax benefit was $21.7 million and $35.1 million, respectively, compared to a benefit of $3.9 million and expense of $0.1 million for the same periods in fiscal 2001. The increase in the income tax benefit is directly attributable to the decline in pre-tax earnings discussed above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method. The Statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting at the point of acquisition for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under this Statement, all goodwill and those intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over those useful lives. The provisions of SFAS No. 142 are required to be applied for fiscal years beginning after December 15, 2001, except that goodwill and intangibles that arise from business combinations after June 30, 2001 will not be amortized. As such, we will adopt the Statement in its entirety on April 1, 2002, and will apply the appropriate provisions to any business combinations we may complete between June 30, 2001 and that date. Adoption of these Statements will eliminate a portion of the amortization expense from our Statement of Operations and Comprehensive Income (Loss), which for the quarter ended September 30, 2001, totaled $35.9 million. For acquisitions completed through September 30, 2001, we estimate that a balance of approximately $160 million of goodwill and intangibles will remain at April 1, 2002, assuming amortization of goodwill and intangibles continues at current rates. We will continue to evaluate the realizability of goodwill and intangibles prior to adoption, particularly considering current economic conditions. Prior to adoption, impairment charges may be recorded if events or circumstances indicate that goodwill or intangibles could not be realized under existing accounting pronouncements.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires the recognition of a liability for the fair value of an asset retirement obligation in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the obligation is incurred, the liability must be recognized when a reasonable estimate of fair value can be made. Upon initial recognition of such a liability, an equal amount must be capitalized into the carrying amount of the related long-lived asset and subsequently expensed over its useful life. The provisions of SFAS No. 143 are required to be applied for fiscal years beginning after June 15, 2002. SFAS No. 144 supercedes FASB No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. This statement establishes a single accounting model, based on the framework in SFAS No. 121, for long-lived assets to be disposed of by sale and resolves significant implementation issues related to Statement 121. The provisions of SFAS No. 144 are required to be applied for fiscal years beginning after December 15, 2001. We believe that adoption of SFAS No. 143 and SFAS No. 144 will not have a material effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2001, our cash, cash equivalents and marketable securities were $988.9 million, a decrease of $15.1 million from the March 31, 2001 balance. Our working capital as of September 30, 2001, was $168.1 million, reflecting an increase from the March 31, 2001 balance of $73.7 million due primarily to positive operating cash flow and the decrease of $150.0 million in short-term borrowings. We continue to invest a portion of our cash in securities with maturities beyond one year. While typically yielding greater returns, this reduces reported working capital. Our marketable securities are primarily investment grade and are highly liquid. Stockholders' equity as of September 30, 2001, was $1.7 billion.

    We continue to primarily finance our operations through funds generated from operations. For the six months ended September 30, 2001, net cash provided by operating activities was $223.8 million. Our primary source of cash is the sale of our software licenses, software maintenance and professional services. We provide financing on a portion of these sales transactions, to customers that meet our specified standards of creditworthiness. We participate in established programs with third-party financing institutions that allow us to transfer a significant portion of our finance receivables on a non-recourse basis for cash. During the six months ended September 30, 2001, we transferred $167.2 million of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis without a negative cash flow impact.

    Net cash used in investing activities in the six months ended September 30, 2001 was $4.0 million, primarily related to disbursements for the purchase of marketable securities and the construction of an expansion to our corporate headquarters, which were offset by cash receipts from the maturities of marketable securities and sales of finance receivables. Net cash used in financing activities in the six months ended September 30, 2001 was $219.3 million, which derived primarily from the repayment of all short-term borrowings and treasury stock purchases. On April 24, 2000, the board of directors authorized the purchase of up to $500.0 million in common stock. During the six months ended September 30, 2001 we purchased 4.6 million shares for $82.8 million. Since the inception of the repurchase plan, we have purchased 11.8 million shares for $237.9 million. We plan to continue to buy stock on the open market from time to time, depending on market conditions, cash flows and other possible uses of our cash.

    In April 2001, the term loan outstanding at March 31, 2001 matured and we paid the balance outstanding. We entered a new 364-day $100.0 million revolving credit facility, which is secured by certain of our financial assets, the market value of which must equal or exceed 115% of the commitment under the facility. Interest on the borrowings under this facility is payable monthly and is accrued at a margin above LIBOR. There were no short-term borrowings outstanding as of September 30, 2001.

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

The Timing and Size of License Contracts Could Cause Our Quarterly Revenues and Earnings to Fluctuate.

    Our revenues and results of operations are difficult to predict and may fluctuate substantially quarter to quarter. The timing and amount of our license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. We generally operate with little or no sales backlog and, as a result, license revenues in any quarter are dependent upon contracts entered into or orders booked and shipped in that quarter. A significant amount of our license transactions are completed during the final weeks and days of the quarter, and therefore we generally do not know whether revenues and earnings will meet expectations until the final days or day of a quarter.

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

We May Have Difficulty Achieving our EPS Goal.

    There is a risk that we may not be able to achieve our earnings per share goal in the near-term. If current weak global economic conditions continue or if there is continued global economic uncertainty due to terrorism or wartime conditions, we may find it difficult to sustain our revenues or achieve revenue growth. Although we have taken steps to reduce our expenses in light of current conditions, our ability to achieve our earnings per share goal in the near-term is dependent upon increasing revenues over the most recent quarter. If we are unable to achieve our earnings per share goal, our stock price may be adversely affected.

Decreasing Demand for Enterprise License Transactions Could Adversely Affect Revenues.

     Fees from enterprise license transactions have historically been a fundamental component of our revenues and the primary source of mainframe license revenues. These revenues depend on our customers planning to grow their mainframe capacity and continuing to perceive an increasing need to use our existing software products on substantially greater mainframe processing capacity in future periods. Prior to 2000, we licensed many of our larger customers to operate our mainframe products on significant levels of processing capacity in excess of their then current mainframe processing capacity. In a weak economy, these customers may elect not to license our mainframe products for additional processing capacity until their actual processing capacity or expected future processing capacity exceeds the capacity they have already licensed from us. If economic conditions weaken further, demand for data processing capacity could continue to be slow or even decline. In addition, the uncertain economic environment has reduced customers' expectations of future MIPS growth, thus lessening demand for licensing excess processing capacity in anticipation of future growth. If our customers who have entered into multi-year capacity-based licenses for excess processing capacity do not increase their mainframe processing capacity beyond the levels previously licensed from us or license additional processing capacity in anticipation of future growth, then our mainframe license revenues may not grow and our earnings could be adversely affected.

Increased Competition and Pricing Pressures Could Adversely Affect Our Earnings.

    The market for systems management software has been increasingly competitive for the past number of years. We compete with a variety of software vendors including IBM and CA. We derived over half of our total revenues in fiscal 2001 from software products for IBM and IBM-compatible mainframe computers. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM has begun to invest more heavily in the IMS and DB2 utility market and appears to be committed to competing in these markets. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business may be materially adversely affected. CA is also competing with us in these markets. Competition has lead to increased pricing pressures within the mainframe systems software markets. We continue to reduce the cost to our customers of our mainframe tools and utilities in response to such competitive pressures. Microsoft entered the distributed systems monitoring and management market through its relationship with NetIQ and is now competing with us in the market for management tools for the Windows operating system.

    In connection with the introduction of its Z-series server, IBM has announced changes to its mainframe software pricing, including a new workload-based pricing model. We have also announced that we will support the new workload-based pricing structure for the Z-series, but the software used to measure workloads is not yet available. As such, the effect of this change on our future mainframe license revenues cannot be determined.

Maintenance Revenue Growth Could Slow.

    Maintenance revenues have increased in each of the last three fiscal years and the first half of fiscal 2002 as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements for our mainframe products. Historically, we have enjoyed high maintenance renewal rates for our mainframe products. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. To date, we have been successful in extending our traditional maintenance and support pricing model to the distributed systems market. Renewal rates for maintenance on our distributed systems products are lower than on our mainframe products.

Failure to Adapt to Technological Change Could Adversely Affect Our Earnings.

    If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenues and earnings. We operate in a highly competitive industry characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. During the past two years, many new technological advancements and competing products entered the marketplace. The distributed systems and application management markets in which we operate are far more crowded and competitive than our traditional mainframe systems management markets. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing distributed systems products, the timely introduction and success of future software products, and the ability of our products to interoperate and perform well with existing and future leading databases and other platforms supported by our products. We have experienced long development cycles and product delays in the past, particularly with some of our distributed systems products, and expect to have delays in the future. Delays in new mainframe or distributed systems product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on our revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that could delay the introduction or adversely affect commercial acceptance of such products.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On October 1, 2001, the United States District Court for the Southern District of Texas dismissed with prejudice the consolidated federal securities action styled Dov Klein v. BMC Software, Inc., Richard P. Gardner, Stephen B. Solcher, Roy J. Wilson, Kevin M. Weiss, Kevin M. Klausmeyer, Max P. Watson, Jr., William M. Austin, Wayne S. Morris, M. Brinkley Morse, Robert E. Beauchamp, and Theodore W. Van Duyn, No. 00-CV-359. As discussed in the Company's prior filings, this action was filed on February 4, 2000. The plaintiffs alleged that the Company and eleven current and former senior executives violated Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. Plaintiffs have elected not to appeal the dismissal and the parties have filed a joint stipulation of dismissal with prejudice, which the Company anticipates will be entered in due course.

     We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At BMC Software's Annual Meeting of Stockholders held on August 27, 2001 the following proposals were adopted by the margins indicated.


                                        NUMBER OF SHARES
                                  VOTED FOR          WITHHELD
                                  ---------------------------
1. To elect eight directors
of the Company, each to serve
until the next annual meeting
or until his respective
successor has been duly
elected and qualified.

     Jon E. Barfield              211,983,342       2,989,120
     John W. Barter               212,058,180       2,914,282
     Robert E. Beauchamp          212,047,059       2,925,403
     B. Garland Cupp              212,048,367       2,924,095
     Meldon K. Gafner             212,044,323       2,928,139
     L. W. Gray                   212,043,303       2,929,159
     George F. Raymond            212,047,612       2,924,850
     Tom C. Tinsley               212,035,003       2,937,459


                                                 NUMBER OF SHARES
                                   VOTED FOR      VOTED AGAINST      ABSTAIN
                                   ------------------------------------------
2. To ratify the Board of
Directors' appointment of
Arthur Andersen LLP as the
Company's independent
accountants.                       201,740,004      12,395,898        836,560


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        None

    (b) Reports on Form 8-K.

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BMC SOFTWARE, INC.

                                  By: /s/        ROBERT E. BEAUCHAMP
                                     -------------------------------------------
                                                 Robert E. Beauchamp
                                        President and Chief Executive Officer

November 13, 2001

                                  By: /s/           JOHN W. COX
                                     -------------------------------------------
                                                     John W. Cox
                                     Vice President, Chief Financial Officer and
                                              Chief Accounting Officer

November 13, 2001