Form 10-Q
period 2001-12-31
BMC SOFTWARE INC
filed 2002-02-14
CIK 835729

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of February 12, 2002, there were outstanding 242,790,706 shares of Common Stock, par value $.01, of the registrant.

================================================================================

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                         QUARTER ENDED DECEMBER 31, 2001


                                      INDEX


                                                                                         PAGE
                                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2001 and
                 December 31, 2001 (Unaudited).......................................      3
               Condensed Consolidated Statements of Operations and Comprehensive
                 Income (Loss) for the three months and nine months ended
                 December 31, 2000 and 2001 (Unaudited) .............................      4
               Condensed Consolidated Statements of Cash Flows for the nine
                 months ended December 31, 2000 and 2001 (Unaudited).................      5
               Notes to Condensed Consolidated Financial Statements (Unaudited)......      6

Item 2.     Management's Discussion and Analysis of Results of Operations and
               Financial Condition...................................................     10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk...............     23

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings........................................................     23

Item 6.     Exhibits and Reports on Form 8-K.........................................     23

            Signatures...............................................................     24

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                      MARCH 31,     DECEMBER 31,
                                                                        2001           2001
                                                                     -----------    ------------
                                                                                    (UNAUDITED)
                              ASSETS
Current assets:
  Cash and cash equivalents....................................      $    146.0     $     281.7
  Marketable securities........................................           144.7           198.0
  Trade accounts receivable, net...............................           292.6           191.7
  Trade finance receivables, current...........................           213.5           129.2
  Other current assets.........................................           105.9            82.3
                                                                     ----------     -----------
         Total current assets..................................           902.7           882.9
Property and equipment, net....................................           456.5           451.8
Software development costs and related assets, net.............           242.7           225.4
Long-term marketable securities................................           713.3           531.0
Long-term finance receivables..................................           236.3           176.4
Acquired technology, net.......................................            95.3            49.2
Goodwill and other intangibles, net............................           317.6           166.0
Other long-term assets.........................................            69.5           170.9
                                                                     ----------     -----------
                                                                     $  3,033.9     $   2,653.6
                                                                     ==========     ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable.......................................      $     22.1     $      56.4
  Accrued liabilities..........................................           182.3           186.5
  Short-term borrowings........................................           150.0            --
  Current portion of deferred revenue..........................           474.6           485.3
                                                                     ----------     -----------
         Total current liabilities.............................           829.0           728.2
Long-term deferred revenue.....................................           382.8           366.4
Other long-term liabilities....................................             6.8             7.6
                                                                     ----------     -----------
         Total liabilities.....................................         1,218.6         1,102.2
Commitments and contingencies
Stockholders' equity:
  Preferred stock..............................................            --                --
  Common stock.................................................             2.5             2.5
  Additional paid-in capital...................................           530.9           536.9
  Retained earnings............................................         1,336.2         1,134.5
  Accumulated other comprehensive loss.........................            (9.8)           (8.6)
                                                                     ----------     -----------
                                                                        1,859.8         1,665.3
    Less treasury stock, at cost...............................           (20.9)         (104.9)
    Less unearned portion of restricted stock compensation.....           (23.6)           (9.0)
                                                                     ----------     -----------
         Total stockholders' equity............................         1,815.3         1,551.4
                                                                     ----------     -----------
                                                                     $  3,033.9     $   2,653.6
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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  DECEMBER 31,                  DECEMBER 31,
                                                                           -------------------------     -------------------------
                                                                              2000            2001          2000            2001
                                                                           ---------       ---------     ---------       ---------
Revenues:
  License ...............................................................  $   228.9       $   152.3     $   632.5       $   463.8
  Maintenance ...........................................................      133.6           146.3         388.6           426.8
  Professional services .................................................       23.0            21.6          60.1            62.6
                                                                           ---------       ---------     ---------       ---------
          Total revenues ................................................      385.5           320.2       1,081.2           953.2
                                                                           ---------       ---------     ---------       ---------
Selling and marketing expenses ..........................................      154.4           128.4         439.4           414.1
Research and development expenses .......................................      111.2           137.2         328.0           356.0
Cost of professional services ...........................................       24.0            21.9          68.1            70.8
General and administrative expenses .....................................       36.4            36.1         112.9           118.2
Acquired research and development .......................................        0.4              --          18.1              --
Amortization and impairment of acquired technology, goodwill
   and intangibles ......................................................       46.7           103.9         131.1           200.6
Restructuring and severance costs .......................................         --             8.2            --            52.9
Merger-related costs and compensation charges ...........................        2.4             5.8           7.8            11.6
                                                                           ---------       ---------     ---------       ---------
          Total operating expenses ......................................      375.5           441.5       1,105.4         1,224.2
                                                                           ---------       ---------     ---------       ---------
          Operating income (loss) .......................................       10.0          (121.3)        (24.2)         (271.0)
Interest and other income, net ..........................................       22.7            16.1          60.1            50.9
Interest expense ........................................................       (1.9)             --          (7.8)           (0.4)
Gain (loss) on marketable securities ....................................       (0.2)           (1.2)          0.1            (8.8)
                                                                           ---------       ---------     ---------       ---------
          Other income, net .............................................       20.6            14.9          52.4            41.7
                                                                           ---------       ---------     ---------       ---------
          Earnings (loss) before income taxes ...........................       30.6          (106.4)         28.2          (229.3)
Income taxes ............................................................        8.7           (11.9)          8.8           (47.0)
                                                                           ---------       ---------     ---------       ---------
          Net earnings (loss) ...........................................  $    21.9       $   (94.5)    $    19.4       $  (182.3)
                                                                           =========       =========     =========       =========
Basic earnings (loss) per share .........................................  $    0.09       $   (0.39)    $    0.08       $   (0.74)
                                                                           =========       =========     =========       =========
Diluted earnings (loss) per share .......................................  $    0.09       $   (0.39)    $    0.08       $   (0.74)
                                                                           =========       =========     =========       =========
Shares used in computing basic earnings (loss) per share ................      244.7           243.6         245.2           245.9
                                                                           =========       =========     =========       =========
Shares used in computing diluted earnings (loss) per share ..............      249.3           243.6         252.5           245.9
                                                                           =========       =========     =========       =========
Comprehensive Income (Loss):
  Net earnings (loss) ...................................................  $    21.9       $   (94.5)    $    19.4       $  (182.3)
  Foreign currency translation adjustment ...............................       (0.5)            1.5          (5.9)           (0.6)
  Unrealized gain (loss) on securities available for sale:
     Unrealized loss, net of taxes of $0.6, $1.6, $1.1 and $0.5 .........       (1.1)           (3.1)         (2.1)           (0.9)
     Realized (gain) loss included in net earnings, net of taxes of
        $0.1, $0.4, $-- and $3.1 ........................................        0.1             0.8          (0.1)            5.7
                                                                           ---------       ---------     ---------       ---------
                                                                                (1.0)           (2.3)         (2.2)            4.8
  Unrealized gain on derivative instruments:
     Unrealized gain (loss), net of taxes of $1.5, $0.7, $2.8 and $--....       (2.8)            1.3           5.2              --
     Realized (gain) included in net earnings, net of taxes of
        $2.2, $0.8, $5.6 and $1.6 .......................................       (4.1)           (1.6)        (10.4)           (3.0)
                                                                           ---------       ---------     ---------       ---------
                                                                                (6.9)           (0.3)         (5.2)           (3.0)
                                                                           ---------       ---------     ---------       ---------
          Comprehensive income (loss) ...................................  $    13.5       $   (95.6)    $     6.1       $  (181.1)
                                                                           =========       =========     =========       =========

   See the accompanying notes to condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                                ---------------------
                                                                                                  2000          2001
                                                                                                -------       -------
Cash flows from operating activities:
  Net earnings (loss) ....................................................................      $  19.4       $(182.3)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Restructuring and severance costs ...................................................           --          21.5
     Acquired research and development and merger-related costs and
         compensation charges ............................................................         25.9          10.9
     Depreciation and amortization .......................................................        228.2         283.4
     Impairment of acquired technology, goodwill and intangibles .........................           --          63.3
     Write-off of technology assets ......................................................           --           5.0
     (Gain) loss on marketable securities ................................................         (0.1)          8.8
     Equity in loss of unconsolidated affiliate ..........................................          0.2           0.5
     Gain on sale of financial instrument ................................................         (2.9)           --
     Gain from real estate transaction ...................................................         (6.3)           --
     Earned portion of restricted stock compensation and other compensatory
        stock issuances ..................................................................          8.6           2.3
     Net change in receivables, payables, deferred revenue and other components of
        working capital ..................................................................        159.8          92.4
                                                                                                -------       -------
          Net cash provided by operating activities ......................................        432.8         305.8
                                                                                                -------       -------
Cash flows from investing activities:
  Cash paid for technology acquisitions and other investments, net of cash acquired ......       (112.0)        (10.0)
  Purchases of marketable securities .....................................................       (128.4)        (54.4)
  Maturities of/proceeds from sales of marketable securities .............................        166.5         173.3
  Purchases of property and equipment ....................................................       (135.3)        (50.3)
  Proceeds from sales of property and equipment ..........................................           --           3.1
  Capitalization of software development costs and related assets ........................        (74.5)        (85.4)
  Proceeds from sale of financial instrument .............................................          9.4            --
  Proceeds from real estate transaction ..................................................          6.5            --
  Decrease in long-term finance receivables ..............................................         19.0          59.9
  Payable to financing institution related to finance receivables ........................           --          44.0
                                                                                                -------       -------
          Net cash provided by (used in) investing activities ............................       (248.8)         80.2
                                                                                                -------       -------
Cash flows from financing activities:
  Proceeds from borrowings ...............................................................         35.0            --
  Payments on borrowings .................................................................       (132.5)       (150.0)
  Stock options exercised and other ......................................................         26.1          15.1
  Treasury stock acquired ................................................................       (110.4)       (115.3)
                                                                                                -------       -------
          Net cash used in financing activities ..........................................       (181.8)       (250.2)
                                                                                                -------       -------
Effect of exchange rate changes on cash ..................................................         (5.9)         (0.1)
                                                                                                -------       -------
Net change in cash and cash equivalents ..................................................         (3.7)        135.7
Cash and cash equivalents, beginning of period ...........................................        152.4         146.0
                                                                                                -------       -------
Cash and cash equivalents, end of period .................................................      $ 148.7       $ 281.7
                                                                                                =======       =======

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amounts capitalized .....................................      $   7.8       $   1.7
  Cash paid for income taxes .............................................................      $  16.4       $  20.3
  Common stock and options issued and liabilities assumed in acquisitions ................      $  57.6       $    --
  Common stock received as proceeds from technology sale .................................      $    --       $   0.2


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

(2) EARNINGS PER SHARE

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" requires dual presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three-month periods ended December 31, 2000 and 2001, the treasury stock method effect of 30.7 million and 37.0 million weighted options, respectively, and 1.0 million and 0.5 million weighted unearned restricted shares, respectively, has been excluded from the calculation of EPS as it is anti-dilutive. For the nine-month periods ended December 31, 2000 and 2001, the treasury stock method effect of 19.4 million and 37.4 million weighted options, respectively, and 0.9 million and 0.6 million weighted unearned restricted shares, respectively, has been excluded from the calculation of EPS as it is anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months and nine months ended December 31, 2000 and 2001:

                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       DECEMBER 31,                  DECEMBER 31,
                                                                  ----------------------       -----------------------
                                                                    2000          2001           2000           2001
                                                                  --------      --------       --------       --------
                                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
Basic earnings (loss) per share:
  Net earnings (loss) ......................................      $   21.9      $  (94.5)      $   19.4       $ (182.3)
                                                                  --------      --------       --------       --------
  Weighted average number of common shares .................         244.7         243.6          245.2          245.9
                                                                  --------      --------       --------       --------
  Basic earnings (loss) per share ..........................      $   0.09      $  (0.39)      $   0.08       $  (0.74)
                                                                  ========      ========       ========       ========
Diluted earnings (loss) per share:
  Net earnings (loss) ......................................      $   21.9      $  (94.5)      $   19.4       $ (182.3)
                                                                  --------      --------       --------       --------
  Weighted average number of common shares .................         244.7         243.6          245.2          245.9
  Incremental shares from assumed conversions of stock
     options and other .....................................           4.6            --            7.3             --
                                                                  --------      --------       --------       --------
  Adjusted weighted average number of common shares ........         249.3         243.6          252.5          245.9
                                                                  --------      --------       --------       --------
  Diluted earnings (loss) per share ........................      $   0.09      $  (0.39)      $   0.08       $  (0.74)
                                                                  ========      ========       ========       ========

(3) SEGMENT REPORTING

    BMC's management reviews the results of the Company's software business by the following product categories: Enterprise Server Management, Business Integrated Scheduling, Application & Database Performance Management, Recovery & Storage Management and Other Software. In addition to these software segments, the professional services business is also considered a separate segment. Through June 30, 2001, the results of the business information integration product group were included as part of the Other Software segment. Subsequent to June 30, 2001, management began including a portion of this product group in the Application & Database Performance Management segment and the remainder in the Recovery & Storage Management segment. Certain of the business information integration products were discontinued at the time of this change. The amounts reported below for the three months and nine months ended December 31, 2000 and 2001 reflect this change in the composition of the segments. Management continuously evaluates the product portfolio and additional changes to the software segments could occur in future periods.

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

                                             ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                                   ---------------------------------------------------------
                                                           APPLICATION
                                   ENTERPRISE   BUSINESS   & DATABASE   RECOVERY &
                                     SERVER    INTEGRATED  PERFORMANCE   STORAGE     OTHER    PROFESSIONAL  INDIRECT      AS
                                   MANAGEMENT  SCHEDULING  MANAGEMENT   MANAGEMENT  SOFTWARE    SERVICES       R&D     REPORTED
                                   ----------  ----------  -----------  ----------  --------  ------------  --------   --------
QUARTER ENDED DECEMBER 31, 2000                                  (IN MILLIONS)
Revenues:
   License......................   $    89.2    $    25.3  $   64.9     $   37.9    $  11.6     $      --    $    --   $  228.9
   Maintenance..................        66.3          8.2      26.5         26.7        5.9            --         --      133.6
   Professional services........          --           --        --           --         --          23.0         --       23.0
                                   ---------    ---------  --------     --------    -------     ---------   --------   --------
Total revenues..................   $   155.5    $    33.5  $   91.4     $   64.6    $  17.5     $    23.0   $     --   $  385.5
R&D expenses....................        22.8          5.2      37.0         16.5        9.8            --       19.9      111.2
Cost of professional services...          --           --        --           --         --          24.0         --       24.0
                                   ---------    ---------  --------     --------    -------     ---------   --------   --------
  Contribution margin ..........   $   132.7    $    28.3  $   54.4     $   48.1    $   7.7     $    (1.0)  $  (19.9)     250.3
                                   =========    =========  ========     ========    =======     =========   ========
Selling and marketing expenses....................................................................................        154.4
General and administrative expenses...............................................................................         36.4
Acquired research and development.................................................................................          0.4
Amortization of acquired technology, goodwill and intangibles.....................................................         46.7
Merger-related costs and compensation charges.....................................................................          2.4
Other income, net.................................................................................................         20.6
                                                                                                                       --------
Consolidated earnings before taxes................................................................................     $   30.6
                                                                                                                       ========

                                             ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                                   ---------------------------------------------------------
                                                           APPLICATION
                                   ENTERPRISE   BUSINESS   & DATABASE   RECOVERY &
                                     SERVER    INTEGRATED  PERFORMANCE   STORAGE     OTHER    PROFESSIONAL  INDIRECT      AS
                                   MANAGEMENT  SCHEDULING  MANAGEMENT   MANAGEMENT  SOFTWARE    SERVICES       R&D     REPORTED
                                   ----------  ----------  -----------  ----------  --------  ------------  --------   --------
QUARTER ENDED DECEMBER 31, 2001                                            (IN MILLIONS)
Revenues:
   License......................   $    51.3   $    15.0    $   43.4     $   29.2   $  13.4    $      --    $     --   $  152.3
   Maintenance..................        68.7        10.8        32.0         28.0       6.8           --          --      146.3
   Professional services........          --          --          --           --        --         21.6          --       21.6
                                   ---------   ---------    --------     --------   -------    ---------    --------   --------
Total revenues..................       120.0   $    25.8    $   75.4     $   57.2   $  20.2    $    21.6    $     --   $  320.2
R&D expenses....................        23.1         5.3        38.6         16.6      12.7           --        40.9      137.2
Cost of professional services...          --          --          --           --        --         21.9          --       21.9
                                   ---------   ---------    --------     --------   -------    ---------    --------   --------
  Contribution margin ..........   $    96.9   $    20.5    $   36.8     $   40.6   $   7.5    $    (0.3)   $  (40.9)     161.1
                                   =========   =========    ========     ========   =======    =========    ========
Selling and marketing expenses....................................................................................        128.4
General and administrative expenses...............................................................................         36.1
Amortization and impairment of acquired technology, goodwill and intangibles......................................        103.9
Restructuring and severance costs.................................................................................          8.2
Merger-related costs and compensation charges.....................................................................          5.8
Other income, net.................................................................................................         14.9
                                                                                                                       --------
Consolidated loss before taxes....................................................................................     $ (106.4)
                                                                                                                       ========

                                             ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                                   ---------------------------------------------------------
                                                           APPLICATION
                                   ENTERPRISE   BUSINESS   & DATABASE   RECOVERY &
                                     SERVER    INTEGRATED  PERFORMANCE   STORAGE     OTHER    PROFESSIONAL  INDIRECT      AS
                                   MANAGEMENT  SCHEDULING  MANAGEMENT   MANAGEMENT  SOFTWARE    SERVICES       R&D     REPORTED
                                   ----------  ----------  -----------  ----------  --------  ------------  --------   --------
NINE MONTHS ENDED DECEMBER 31, 2000                                         (IN MILLIONS)
Revenues:
   License......................   $   247.2    $    54.2    $  184.3    $  107.2    $  39.6    $      --    $     --  $  632.5
   Maintenance..................       193.5         24.7        78.8        75.1       16.5           --          --     388.6
   Professional services........          --           --          --          --         --         60.1         --       60.1
                                   ---------    ---------    --------    --------    -------    ---------   --------   --------
Total revenues..................   $   440.7    $    78.9    $  263.1    $  182.3    $  56.1    $    60.1   $     --   $1,081.2
R&D expenses....................        68.0         15.6       114.0        49.7       27.8           --        52.9     328.0
Cost of professional services...          --           --          --          --         --         68.1         --       68.1
                                   ---------    ---------    --------    --------    -------    ---------   --------   --------
  Contribution margin ..........   $   372.7    $    63.3    $  149.1    $  132.6    $  28.3    $    (8.0)  $  (52.9)     685.1
                                   =========    =========    ========    ========    =======    =========   ========
Selling and marketing expenses....................................................................................        439.4
General and administrative expenses...............................................................................        112.9
Acquired research and development.................................................................................         18.1
Amortization of acquired technology, goodwill and intangibles.....................................................        131.1
Merger-related costs and compensation charges.....................................................................          7.8
Other income, net.................................................................................................         52.4
                                                                                                                       --------
Consolidated earnings before taxes................................................................................     $   28.2
                                                                                                                       ========

                                             ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                                   ---------------------------------------------------------
                                                           APPLICATION
                                   ENTERPRISE   BUSINESS   & DATABASE   RECOVERY &
                                     SERVER    INTEGRATED  PERFORMANCE   STORAGE     OTHER    PROFESSIONAL  INDIRECT      AS
                                   MANAGEMENT  SCHEDULING  MANAGEMENT   MANAGEMENT  SOFTWARE    SERVICES       R&D     REPORTED
                                   ----------  ----------  -----------  ----------  --------  ------------  --------   --------
NINE MONTHS ENDED DECEMBER 31, 2001                                         (IN MILLIONS)
Revenues:
   License......................   $   161.0    $    41.1   $  136.9     $   86.9    $  37.9    $      --   $     --   $  463.8
   Maintenance..................       202.6         29.8       94.0         79.5       20.9           --         --      426.8
   Professional services........          --           --         --           --         --         62.6         --       62.6
                                   ---------    ---------   --------     --------    -------    ---------   --------   --------
Total revenues..................   $   363.6    $    70.9   $  230.9     $  166.4    $  58.8    $    62.6   $     --   $  953.2
R&D expenses....................        73.4         16.3      119.8         55.2       40.4           --       50.9      356.0
Cost of professional services...          --           --         --           --         --         70.8         --       70.8
                                   ---------    ---------   --------     --------    -------    ---------   --------   --------
  Contribution margin ..........   $   290.2    $    54.6   $  111.1     $  111.2    $  18.4    $    (8.2)  $  (50.9)     526.4
                                   =========    =========   ========     ========    =======    =========   ========
Selling and marketing expenses....................................................................................        414.1
General and administrative expenses...............................................................................        118.2
Amortization and impairment of acquired technology, goodwill and intangibles......................................        200.6
Restructuring and severance costs.................................................................................         52.9
Merger-related costs and compensation charges.....................................................................         11.6
Other income, net.................................................................................................         41.7
                                                                                                                       --------
Consolidated loss before taxes....................................................................................     $ (229.3)
                                                                                                                       ========


(4) IMPAIRMENT OF ACQUIRED TECHNOLOGY AND GOODWILL

    During the quarter ended December 31, 2001, BMC performed an assessment of the carrying values of the Company's acquired technology, goodwill and intangibles recorded in connection with various acquisitions. The assessment was performed because sustained negative economic conditions have impacted BMC's operations and expected future revenues. Current economic indicators suggest that these conditions may continue for the foreseeable future. As a result, the Company recorded impairment charges of $15.5 million related to acquired technology to reflect these assets at their current estimated net realizable values and $47.8 million related to goodwill to reflect these assets at their current estimated fair values. These charges are reflected together with amortization expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended December 31, 2001, as amortization and impairment of acquired technology, goodwill and intangibles.

    The Company evaluated its acquired technology under the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," its other intangibles under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and of Long-lived Assets to be Disposed Of," and its enterprise-level goodwill under the provisions of Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." The impairment charges for acquired technology reflect the amounts by which the carrying values exceeded the estimated net realizable values of the products. The net realizable values for acquired technology were estimated as the future gross revenues from the products reduced by the estimated future costs of completing and disposing of the products, including the costs of performing maintenance and customer support required to satisfy the Company's responsibilities set forth at the time of sale. The impairment charges for goodwill reflect the amounts by which the carrying values exceeded the estimated fair values of these assets. Fair value was determined by discounting estimated future net cash flows related to these assets. No impairment was identified for the Company's other intangible assets. Impairment charges by asset category were as follows:

                                                                                TOTAL
                                                     ACQUIRED                 IMPAIRMENT
                                                    TECHNOLOGY     GOODWILL     CHARGE
                                                    ----------     --------   ----------
                                                                 (IN MILLIONS)
Acquisition:
   New Dimension Software Ltd....................     $  8.4        $   --      $    8.4
   Evity, Inc....................................        0.8          21.6          22.4
   OptiSystems Solutions, Ltd....................        2.0          20.2          22.2
   Perform SA....................................        4.3           6.0          10.3
                                                      ------        ------      --------
       Total.....................................     $ 15.5        $ 47.8      $   63.3
                                                      ======        ======      ========

    As of December 31, 2001, acquired technology of $49.2 million and goodwill and intangibles of $166.0 million remained, which will be amortized through March 31, 2002. As of April 1, 2002, the Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets." Under this pronouncement, goodwill and those intangible assets with indefinite lives will no longer be amortized, but rather will be tested for impairment annually and when events or circumstances indicate that their fair value has been reduced below carrying value. Acquired technology will continue to be amortized under SFAS No. 86. For acquisitions completed through December 31, 2001, the Company estimates that a balance of approximately $126 million of goodwill and intangibles will remain at April 1, 2002, that will no longer be amortized, assuming amortization continues at current rates through that date.

    We review the realizability of acquired technology, goodwill and intangibles on an ongoing basis, and when there is an indication of impairment, we perform the procedures under the applicable accounting pronouncements to quantify any impairment that exists. Determining the amount of impairment of these assets, if any, requires us to estimate future cash flows and to make judgments regarding discount rates and other variables that impact the net realizable value or fair value of those assets, as applicable. Actual future cash flows and other assumed variables could differ from our estimates. Future impairment charges under existing pronouncements and under SFAS No. 142 to be adopted April 1, 2002, could be material.

(5) RESTRUCTURING AND SEVERANCE COSTS

    During the nine months ended December 31, 2001, BMC implemented a restructuring plan to better align the Company's cost structure with current market conditions. This plan included the involuntary termination of 1,260 employees during the nine months ended December 31, 2001. These actions were across all divisions and geographies and the affected employees received cash severance packages. During the quarter ended September 30, 2001, the Company also discontinued certain business information integration products as a result of the dissolution of that business unit, and announced the closure of certain locations throughout the world. A charge of $52.9 million was recorded during the nine months ended December 31, 2001 for employee severance, the write-off of software assets related to discontinued products, net of proceeds from the sale of a portion of the related technology, and office closures.

    During the quarter ended December 31, 2001, a charge of $8.4 million was recorded for employee severance and office closures. Also, on December 31, 2001, the Company sold its enterprise data propagation (EDP) technology for a minority equity investment in the purchaser and future cash payments to be made based on the purchaser's quarterly sales to BMC's former EDP customers over the next four years. As these products were part of the business information integration products discontinued in the quarter ended September 30, 2001, the proceeds will be recorded as a reduction of restructuring and severance costs, as a recovery of the amount previously written off for these products. For the quarter ended December 31, 2001, proceeds of $0.2 million were recorded, reflecting the estimated fair value of the equity investment received. As the future cash payments, if any, cannot be currently estimated, they will be recorded in the periods received as a reduction of restructuring and severance costs up to the amount previously written off. Any receipts in excess of the related asset write-off will be reflected as other income.

    As of December 31, 2001, $5.7 million of severance and facilities costs remained accrued for payment in future periods, as follows:

                                                     BALANCE AT                PAID OUT OR     BALANCE AT
                                                      MARCH 31,   CHARGED TO  CHARGED AGAINST   DEC. 31,
                                                        2001        EXPENSE    RELATED ASSETS     2001
                                                     ----------   ----------  ---------------  ----------
                                                                      (IN MILLIONS)
Severance and related expenses...................       $ --        $ 35.1       $  (31.3)        $  3.8
Write-off of software assets, net of proceeds
  received.......................................         --          14.7          (14.7)            --
Facilities costs.................................         --           3.1           (1.2)           1.9
                                                        ----        ------       --------         ------
          Total accrual..........................       $ --        $ 52.9       $  (47.2)        $  5.7
                                                        ====        ======       ========         ======

    Subsequent to December 31, 2001, the Company has had various organizational changes. The related severance expense will be recorded in the quarter ending March 31, 2002.

(6) MERGER-RELATED COSTS

    During the quarter ended December 31, 2001, the Company made payments of $0.5 million under its plan of restructuring initiated in March 1999 in connection with the merger with Boole & Babbage, Inc. (Boole). See the discussion of this plan in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. An accrual of $0.6 million remains at December 31, 2001, for severance and facilities payments to be made in future periods.

(7) STOCK INCENTIVE PLANS

    On December 17, 2001, the Company granted 9.8 million common stock options to employees. The exercise price of these options was equal to the fair market value of the Company's common stock on that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This section of the Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled "Certain Risks and Uncertainties That Could Affect Future Operating Results." It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition, contained in the Company's Form 10-K for fiscal 2001.

A. RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following table sets forth, for the periods indicated, the percentages that the line items in the Consolidated Statements of Operations and Comprehensive Income (Loss) bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                                                        PERCENTAGE OF TOTAL REVENUE
                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  DECEMBER 31,                 DECEMBER 31,
                                                              --------------------        --------------------
                                                               2000          2001          2000          2001
                                                              ------        ------        ------        ------
Revenues:
  License ..............................................        59.4%         47.6%         58.5%         48.6%
  Maintenance ..........................................        34.6          45.7          35.9          44.8
  Professional services ................................         6.0           6.7           5.6           6.6
                                                              ------        ------        ------        ------
      Total revenues ...................................       100.0         100.0         100.0         100.0
Selling and marketing expenses .........................        40.0          40.1          40.7          43.5
Research and development expenses ......................        28.9          42.8          30.3          37.3
Cost of professional services ..........................         6.2           6.8           6.3           7.4
General and administrative expenses ....................         9.4          11.3          10.4          12.4
Acquired research and development ......................         0.1            --           1.7            --
Amortization and impairment of acquired technology,
   goodwill and intangibles ............................        12.1          32.4          12.1          21.0
Restructuring and severance costs ......................          --           2.6            --           5.6
Merger-related costs and compensation charges ..........         0.6           1.8           0.7           1.2
                                                              ------        ------        ------        ------
     Operating income (loss) ...........................         2.7         (37.8)         (2.2)        (28.4)
Interest and other income, net .........................         5.8           5.0           5.5           5.3
Interest expense .......................................        (0.5)           --          (0.7)           --
Gain (loss) on marketable securities ...................          --          (0.4)           --          (0.9)
                                                              ------        ------        ------        ------
     Other income, net .................................         5.3           4.6           4.8           4.4
     Earnings (loss) before income taxes ...............         8.0         (33.2)          2.6         (24.0)
Income taxes ...........................................         2.3          (3.7)          0.8          (4.9)
                                                              ------        ------        ------        ------
          Net earnings (loss) ..........................         5.7%        (29.5)%         1.8%        (19.1)%
                                                              ======        ======        ======        ======

REVENUES

    We recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Based on our reading and interpretation of these SOPs, we believe that our current sales contract terms and business arrangements have been properly reported. However, the AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations. For a more detailed discussion of our revenue recognition policies, see the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2001.

                                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                             DECEMBER 31,                          DECEMBER 31,
                                                       ----------------------                ----------------------
                                                         2000          2001       CHANGE       2000          2001        CHANGE
                                                       --------      --------     ------     --------      --------      ------
                                                           (IN MILLIONS)                           (IN MILLIONS)
License:
   North America .................................     $  110.2      $   79.6     (27.8)%    $  358.9      $  265.0      (26.2)%
   International .................................        118.7          72.7     (38.8)%       273.6         198.8      (27.3)%
                                                       --------      --------                --------      --------
         Total license revenues ..................        228.9         152.3     (33.4)%       632.5         463.8      (26.7)%
Maintenance:
   North America .................................         80.0          86.3       7.9%        242.5         265.2        9.4%
   International .................................         53.6          60.0      11.9%        146.1         161.6       10.6%
                                                       --------      --------                --------      --------
        Total maintenance revenues ...............        133.6         146.3       9.5%        388.6         426.8        9.8%
Professional services:
   North America .................................         12.3           9.8     (20.3)%        33.1          31.2       (5.7)%
   International .................................         10.7          11.8      10.3%         27.0          31.4       16.3%
                                                       --------      --------                --------      --------
        Total professional services revenues .....         23.0          21.6      (6.1)%        60.1          62.6        4.2%
                                                       --------      --------                --------      --------
         Total revenues ..........................     $  385.5      $  320.2     (16.9)%    $1,081.2      $  953.2      (11.8)%
                                                       ========      ========                ========      ========

    Product License Revenues

    Our product license revenues consist of product license fees and license upgrade fees. Product license fees are all fees associated with a customer's licensing of a given software product for the first time. License upgrade fees are all fees associated with a customer's purchase of the right to run a previously licensed product on a larger computer or additional computers. License upgrade fees are primarily generated by our mainframe products and may include fees associated with both current and future additional processing capacity. For the three months and nine months ended December 31, 2001, license upgrade fees represented 19% and 16%, respectively, of total revenues, compared to 24% and 22%, respectively, in the comparable prior year periods.

    License revenues decreased 33% and 27%, respectively, for the three months and nine months ended December 31, 2001, as compared to the same periods in fiscal 2001, primarily due to a decrease in large enterprise-wide license transactions during the periods. Difficult economic conditions in domestic and international markets throughout fiscal 2002 have resulted in reduced information technology spending by many of our customers. Though we completed approximately the same number of license transactions in the nine months ended December 31, 2001, as in the same prior year period, tighter budgets and higher required approval levels caused many customers to enter into smaller transactions in terms of dollar value.

    Our North American operations generated 48% and 52% of license revenues in the three months ended December 31, 2000 and 2001, respectively, and 57% in each of the nine months ended December 31, 2000 and 2001. A decrease in Enterprise Server Management license revenues was the largest contributor to the 28% and 26% declines in North American license revenues in the three months and nine months ended December 31, 2001, primarily due to a decrease in product license fees during those periods. Decreased license upgrade fees were not a major contributor to the decline for the quarter, but had a more significant negative impact for the nine months ended December 31, 2001. International license revenues represented 52% and 48% of license revenues for the quarters ended December 31, 2000 and 2001, respectively, and 43% in each of the nine months ended December 31, 2000 and 2001. International license revenues declined 39% and 27% in the three months and nine months ended December 31, 2001, respectively, from the comparable periods in fiscal 2001, principally due to decreased license upgrade fees for Enterprise Server Management products during those periods. The international license revenue decline included decreases of 1% and 2% for the three months and nine months ended December 31, 2001, respectively, due to foreign currency exchange rate changes from fiscal 2001 to fiscal 2002, after giving effect to our foreign currency hedging program.

    Maintenance and Support Revenues

    Maintenance and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance and support enrollment entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems and applications. Generally, these fees are charged annually and equal 15% to 20% of the discounted price of the product. In addition, customers may be entitled to reduced maintenance percentages for entering into long-term maintenance contracts and prepaying annual maintenance fees. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement.

    Maintenance revenues have increased for the three-month and nine-month periods ended December 31, 2001 over the comparable prior year periods primarily as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements for mainframe products. Also, during the quarter ended December 31, 2001, the recognition of $2.6 million of deferred maintenance revenue was accelerated due to the sale of our enterprise data propagation technology and the resulting assignment of certain maintenance contracts for those products to the purchaser. As additional maintenance contracts for these products are assigned, recognition of additional maintenance revenue will be accelerated in future periods.

    Product Line Revenues

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              DECEMBER 31,                         DECEMBER 31,
                                                         ----------------------               ----------------------
                                                           2000          2001       CHANGE      2000          2001       CHANGE
                                                         --------      --------     ------    --------      --------     ------
                                                              (IN MILLIONS)                         (IN MILLIONS)
Enterprise Server Management ......................      $  155.5      $  120.0     (22.8)%   $  440.7      $  363.6     (17.5)%
Business Integrated Scheduling ....................          33.5          25.8     (23.0)%       78.9          70.9     (10.1)%
Application & Database Performance Management .....          91.4          75.4     (17.5)%      263.1         230.9     (12.2)%
Recovery & Storage Management .....................          64.6          57.2     (11.5)%      182.3         166.4      (8.7)%
Other Software ....................................          17.5          20.2      15.4%        56.1          58.8       4.8%
                                                         --------      --------               --------      --------
         Total license & maintenance revenues .....      $  362.5      $  298.6     (17.6)%   $1,021.1      $  890.6     (12.8)%
                                                         ========      ========               ========      ========

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

    Our Enterprise Server Management and Business Integrated Scheduling solutions combined represented 52% and 49% of total software revenues for the quarters ended December 31, 2000 and 2001, respectively, and 51% and 49% for the nine months ended December 31, 2000 and 2001, respectively. Total software revenues for this group declined 23% and 16% in the three months and nine months ended December 31, 2001, from the same periods in fiscal 2001. Decreased license revenues in both product groups, due to the economic conditions discussed above, more than offset increased maintenance revenues during the periods.

    Our Application & Database Performance Management and Recovery & Storage Management solutions combined contributed 43% and 44% of total software revenues for the quarters ended December 31, 2000 and 2001, respectively, and 44% and 45% for the nine months ended December 31, 2000 and 2001, respectively. Total software revenues for this group declined 15% and 11% in the three months and nine months ended December 31, 2001, from the same periods in fiscal 2001 primarily due to the economic conditions discussed above. Decreased license revenues in both product groups more than offset increased maintenance revenues during the period.

    Our other software solutions contributed 5% and 7% of total software revenues for the quarters ended December 31, 2000 and 2001, respectively, and 5% and 6% for the nine month periods ended December 31, 2000 and 2001. Total software revenues for this group increased 15% and 5% for the three months and nine months ended December 31, 2001, respectively. For the third quarter, revenue growth for our security, network management and service provider solutions was the primary contributor to the increase. For the nine months ended December 31, 2001, the revenue increase was primarily related to our service provider solutions, network management and ERP products.

    Professional Services Revenues

    Professional services revenues, representing fees from implementation, integration and education services performed during the period, decreased 6% for the third quarter and increased 4% for the nine-month period ended December 31, 2001, over the comparable prior year periods. The decline in professional services revenues is related to decreased license revenues, as this results in less demand for our implementation and integration services.

OPERATING EXPENSES

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   DECEMBER 31,                      DECEMBER 31,
                                                               -------------------                 ------------------
                                                                 2000      2001         CHANGE       2000      2001        CHANGE
                                                               --------   --------      ------     --------  --------      ------
                                                                      (IN MILLIONS)                      (IN MILLIONS)
Selling and marketing ......................................   $  154.4   $  128.4      (16.8)%   $  439.4   $  414.1       (5.8)%
Research and development ...................................      111.2      137.2       23.4%       328.0      356.0        8.5%
Cost of professional services ..............................       24.0       21.9       (8.8)%       68.1       70.8        4.0%
General and administrative .................................       36.4       36.1       (0.8)%      112.9      118.2        4.7%
Acquired research and development ..........................        0.4         --     (100.0)%       18.1         --     (100.0)%
Amortization and impairment of acquired technology,
   goodwill and intangibles ................................       46.7      103.9      122.5%       131.1      200.6       53.0%
Restructuring and severance costs ..........................         --        8.2        N/A           --       52.9        N/A
Merger-related costs and compensation charges ..............        2.4        5.8      141.7%         7.8       11.6       48.7%
                                                               --------   --------                --------  --------
          Total operating expenses .........................   $  375.5   $  441.5       17.6%    $1,105.4   $1,224.2       10.7%
                                                               ========   ========                ========   ========

    Selling and Marketing

    Our selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Selling and marketing expenses decreased 17% and 6% for the three months and nine months ended December 31, 2001, respectively. Lower sales commissions, personnel costs and travel costs due to the revenue decline and reduced headcount were the primary contributors to the expense decrease in both periods. Selling and marketing expenses were flat for the six months ended September 30, 2001, and declined in the quarter ended December 31, 2001.

    Research and Development

    Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include costs associated with the maintenance, enhancement and support of our products, computer hardware/software costs and telecommunications expenses necessary to maintain our data processing center, royalties and the effect of software development cost capitalization and amortization. Research and development costs are reduced by amounts capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." We capitalize our software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86, and amortize these costs over the products' estimated useful lives. During the third quarters of fiscal 2001 and 2002, we capitalized $25.5 million and $18.1 million, respectively, of software development and purchased software costs. Capitalized software costs for the nine-month periods ended December 31, 2000 and 2001, were $74.5 million and $85.4 million, respectively. We amortized $24.0 million and $38.7 million in the third quarters of fiscal 2001 and 2002, respectively, of capitalized software development and purchased software costs pursuant to SFAS No. 86, including $9.0 million and $24.2 million, respectively, to accelerate the amortization of certain software products. We amortized $40.9 million and $83.7 million, respectively, of capitalized costs for the nine months ended December 31, 2000 and 2001, including $9.5 million and $40.3 million, respectively, to accelerate the amortization of certain software products. We accelerated the amortization of these software products as they were not expected to generate sufficient future revenues to realize the carrying value of the assets, as discussed further below.

    Research and development expenses increased 23% and 9% during the three months and nine months ended December 31, 2001, respectively, compared to the same periods in fiscal 2001, primarily due to the net effect of software cost capitalization and amortization and a $5.0 million third quarter write-off of prepaid royalties and other assets related to technology we no longer plan to utilize. These additional costs more than offset reduced headcount costs, travel costs and consulting fees during the periods. As a result of the changes in market conditions and the research and development headcount reductions, we have begun focusing more on our core and high-potential growth businesses. As part of this effort, we reviewed our product portfolio during the quarter ended December 31, 2001, and discontinued certain products throughout the portfolio. To the extent that there were any capitalized software development costs remaining on the balance sheet related to these products, we accelerated the amortization to write these balances off. The result of accelerating amortization in the third quarter of fiscal 2002 was a net expense for the quarter of $18.7 million related to internal software capitalization and amortization, which was in addition to approximately $1.9 million of amortization expense for purchased software, for a total net effect of $20.6 million for the quarter.

    Total capitalized software development costs net of amortization at December 31, 2001, were $225.4 million. Under SFAS No. 86, we evaluate our capitalized software costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified. Determining net realizable value as defined by SFAS No. 86 requires that we estimate future cash flows to be generated by the products and to use judgment in quantifying the appropriate amount to write off, if any. Actual cash flows and amounts realized from the software products could differ from our estimates. Also, any future changes to our product portfolio could result in significant research and development expenses related to software asset write-offs.

    During the quarter ended September 30, 2001, we also wrote off software assets totaling $14.9 million associated with certain business information integration products that were discontinued during the quarter as a result of the dissolution of that business unit as part of our restructuring plan. This charge is included in restructuring and severance costs in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended December 31, 2001.

    Cost of Professional Services

    Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business. These costs decreased 9% for the quarter ended December 31, 2001, and increased 4% for the nine months ended December 31, 2001, compared to the comparable prior year periods. These changes are consistent with the revenue decrease of 6% and increase of 4% for the same periods.

    General and Administrative

    General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, facilities management and human resources. Other expenses included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance, costs of managing our foreign currency exposure and bad debt expense related to maintenance billings. The decline in general and administrative expenses for the quarter ended December 31, 2001, was primarily related to decreased personnel and travel costs. The increase in general and administrative expenses for the nine months ended December 31, 2001 over the same period in the prior year was primarily attributable to increased legal and other professional fees.

    Acquired Research and Development

    Acquired research and development costs for the nine months ended December 31, 2000, were $18.1 million. These technology charges primarily relate to the acquisitions of Evity in the first quarter of fiscal 2001 and OptiSystems in the second quarter of fiscal 2001 and the write-off of assets totaling $4.7 million, related to a technology agreement with Envive Corporation that was terminated during the first quarter of fiscal 2001. See the discussion of these acquisitions in the fiscal 2001 Annual Report on Form 10-K. There was no charge for acquired research and development during the nine months ended December 31, 2001.

    Amortization and Impairment of Acquired Technology, Goodwill and Intangibles

    Under the purchase accounting method for certain of our acquisitions, portions of the purchase price were allocated to goodwill, workforce, customer base, software and other intangible assets. We are amortizing these intangibles over three to five-year periods, which reflect the estimated useful lives of the respective assets.

    During the quarter ended December 31, 2001, we performed an assessment of the carrying values of our acquired technology, goodwill and intangibles recorded in connection with various acquisitions. The assessment was performed because sustained negative economic conditions impacted our operations and expected future revenues. Current economic indicators suggest that these conditions may continue for the foreseeable future. As a result, we recorded impairment charges of $15.5 million related to acquired technology to reflect these assets at their current estimated net realizable values and $47.8 million related to goodwill to reflect these assets at their current estimated fair values. These charges are reflected together with amortization expense in the accompanying Consolidated Statements of Operations and Comprehensive Income
(Loss) for the three months and nine months ended December 31, 2001, as amortization and impairment of acquired technology, goodwill and intangibles.

    We evaluated our acquired technology under the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," our other intangibles under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and of Long-lived Assets to be Disposed Of," and our enterprise-level goodwill under the provisions of Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." The impairment charges for acquired technology reflect the amounts by which the carrying values exceeded the estimated net realizable values of the products. The net realizable values for acquired technology were estimated as the future gross revenues from the products reduced by the estimated future costs of completing and disposing of the products, including the costs of performing maintenance and customer support required to satisfy our responsibilities set forth at the time of sale. The impairment charges for goodwill reflect the amounts by which the carrying values exceeded the estimated fair values of these assets. Fair value was determined by discounting estimated future net cash flows related to these assets. No impairment was identified for our other intangible assets. Impairment charges by asset category were as follows:

                                                                                  TOTAL
                                                     ACQUIRED                  IMPAIRMENT
                                                    TECHNOLOGY     GOODWILL      CHARGE
                                                    ----------     --------    ----------
                                                                 (IN MILLIONS)
Acquisition:
   New Dimension Software Ltd....................     $  8.4        $   --      $    8.4
   Evity, Inc....................................        0.8          21.6          22.4
   OptiSystems Solutions, Ltd....................        2.0          20.2          22.2
   Perform SA....................................        4.3           6.0          10.3
                                                      ------        ------      --------
       Total.....................................     $ 15.5        $ 47.8      $   63.3
                                                      ======        ======      ========

    As of December 31, 2001, acquired technology of $49.2 million and goodwill and intangibles of $166.0 million remained, which will be amortized through March 31, 2002. As of April 1, 2002, the Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets." Under this pronouncement, goodwill and those intangible assets with indefinite lives will no longer be amortized, but rather will be tested for impairment annually and when events or circumstances indicate that their fair value has been reduced below carrying value. Acquired technology will continue to be amortized under SFAS No. 86. For acquisitions completed through December 31, 2001, the Company estimates that a balance of approximately $126 million of goodwill and intangibles will remain at April 1, 2002, that will no longer be amortized, assuming amortization continues at current rates through that date.

    We review the realizability of acquired technology, goodwill and intangibles on an ongoing basis, and when there is an indication of impairment, we perform the procedures under the applicable accounting pronouncements to quantify any impairment that exists. Determining the amount of impairment of these assets, if any, requires that we estimate future cash flows and make judgments regarding discount rates and other variables that impact the net realizable value or fair value of those assets, as applicable. Actual future cash flows and other assumed variables could differ from our estimates. Future impairment charges under existing pronouncements and under SFAS No. 142 to be adopted April 1, 2002, could be material.

    Restructuring and Severance Costs

    During the nine months ended December 31, 2001, we implemented a restructuring plan to better align our cost structure with current market conditions. This plan included the involuntary termination of 1,260 employees during the nine months ended December 31, 2001. These actions were across all divisions and geographies and the affected employees received cash severance packages. During the quarter ended September 30, 2001, we also discontinued certain business information integration products as a result of the dissolution of that business unit, and announced the closure of certain locations throughout the world. A charge of $52.9 million was recorded during the nine months ended December 31, 2001 for employee severance, the write-off of software assets related to discontinued products, net of proceeds from the sale of a portion of the related technology, and office closures.

    During the quarter ended December 31, 2001, a charge of $8.4 million was recorded for employee severance and office closures. Also, on December 31, 2001, we sold our enterprise data propagation (EDP) technology for a minority equity investment in the purchaser and future cash payments to be made based on the purchaser's quarterly sales to our former EDP customers over the next four years. As these products were part of the business information integration products discontinued in the quarter ended September 30, 2001, the proceeds will be recorded as a reduction of restructuring and severance costs, as a recovery of the amount previously written off for these products. For the quarter ended December 31, 2001, proceeds of $0.2 million were recorded, reflecting the estimated fair value of the equity investment received. As the future cash payments, if any, cannot be currently estimated, they will be recorded in the periods received as a reduction of restructuring and severance costs up to the amount previously written off. Any receipts in excess of the related asset write-off will be reflected as other income.

    As of December 31, 2001, $5.7 million of severance and facilities costs remained accrued for payment in future periods, as follows:


                                                      BALANCE AT                PAID OUT OR    BALANCE AT
                                                       MARCH 31,  CHARGED TO  CHARGED AGAINST    DEC. 31,
                                                         2001       EXPENSE   RELATED ASSETS      2001
                                                      ----------  ----------  ---------------  ----------
                                                                        (IN MILLIONS)
Severance and related expenses ...................      $  --       $35.1        $(31.3)        $ 3.8
Write-off of software assets, net of proceeds
  received .......................................         --        14.7         (14.7)           --
Facilities costs .................................         --         3.1          (1.2)          1.9
                                                        -----       -----        ------         -----
          Total accrual ..........................      $  --       $52.9        $(47.2)        $ 5.7
                                                        =====       =====        ======         =====

    Subsequent to December 31, 2001, we have had various organizational changes. The related severance expense will be recorded in the quarter ending March 31, 2002.

    Merger-Related Costs and Compensation Charges

    In conjunction with our merger with Boole in March 1999, management approved a formal plan of restructuring which included steps to be taken to integrate the operations of the two companies, consolidate duplicate facilities and streamline operations to achieve reductions in overhead expenses in future periods. During the third quarter of fiscal 2001, $1.0 million of previously accrued merger costs were reversed, as certain lease and severance obligations were satisfied at amounts below the amounts originally estimated. This reversal is reflected as a reduction of merger-related costs and compensation charges in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended December 31, 2000. No charges related to this restructuring plan were recorded during the three-month or nine-month periods ended December 31, 2001, and as of December 31, 2001, we have remaining accrued termination benefits and facilities costs of approximately $0.6 million.

    During the third quarters of fiscal 2001 and 2002, we recorded merger-related compensation charges of $3.4 million and $5.8 million, respectively, and during the nine months ended December 31, 2000 and 2001, we recorded merger-related compensation charges of $8.8 million and $11.6 million, respectively. These compensation charges are primarily related to the vesting of common stock issued as part of the Evity acquisition to certain Evity employee shareholders who we employed after the acquisition.

OTHER INCOME, NET

    For the three months and nine months ended December 31, 2001, other income, net was $14.9 million and $41.7 million, reflecting a decrease of 28% and 20% from the same periods of fiscal 2001. Other income, net consists primarily of interest earned on cash, cash equivalents and marketable securities, realized gains and losses on marketable and other investment securities, and interest expense on short-term borrowings. The decrease in other income, net for the third quarter is primarily due to a one-time gain of $6.3 million related to a real estate transaction in the third quarter of fiscal 2001. The decrease for the nine months ended December 31, 2001 is primarily due to the one-time real estate gain in fiscal 2001, a $2.9 million one-time gain in the second quarter of fiscal 2001 related to the sale of a financial instrument and a $7.4 million loss on a marketable security in the first quarter of fiscal 2002. These decreases in other income were partially offset by lower interest expense as a result of our payment of all short-term borrowings in the first quarter of fiscal 2002.

INCOME TAXES

    For the three months and nine months ended December 31, 2001, the income tax benefit was $11.9 million and $47.0 million, respectively, compared to expense of $8.7 million and $8.8 million for the same periods in fiscal 2001. The increase in the income tax benefit is directly attributable to the decline in pre-tax earnings.

    Recording such tax benefits results in the recognition of a tax asset representing the future benefit of utilizing the net operating loss carryforward to reduce future tax obligations. We evaluate this tax asset at each balance sheet date to determine its realizability, considering currently enacted tax laws. If we determine that it is not fully realizable, a valuation allowance will be recorded to reduce the asset balance to its realizable value through a charge to income tax expense. Determining whether we will be able to utilize the net operating loss carryforward requires that we estimate future taxable income and make judgments regarding the timing of future tax obligations. Actual taxable income could differ from our estimates. As of December 31, 2001, we believe it is more likely than not that we will be able to realize the tax asset through net operating loss carryforwards and therefore no valuation allowance is recorded related to this asset, which is reflected in other long-term assets in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2001. If we conclude that this tax asset requires a valuation allowance in the future, the effect on income tax expense could be material.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method. The Statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting at the point of acquisition for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under this Statement, all goodwill and those intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment annually and when events or circumstances indicate that their fair value has been reduced below carrying value. Intangible assets with finite useful lives will continue to be amortized over those useful lives. The provisions of SFAS No. 142 are required to be applied for fiscal years beginning after December 15, 2001, except that goodwill and intangibles that arise from business combinations after June 30, 2001 will not be amortized. As such, we will adopt the Statement in its entirety on April 1, 2002, and will apply the appropriate provisions to any business combinations we may complete between June 30, 2001 and that date. Adoption of these Statements will eliminate a portion of the amortization expense from our Consolidated Statement of Operations and Comprehensive Income
(Loss), which for the quarter ended December 31, 2001, totaled $29.2 million. For acquisitions completed through December 31, 2001, we estimate that a balance of approximately $126 million of goodwill and intangibles will remain at April 1, 2002, that will no longer be amortized, assuming amortization continues at current rates. We will continue to evaluate the realizability of goodwill and intangibles prior to adoption, particularly considering current economic conditions. Prior to adoption, impairment charges may be recorded if events or circumstances indicate that goodwill or intangibles could not be realized under existing accounting pronouncements.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires the recognition of a liability for the fair value of an asset retirement obligation in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the obligation is incurred, the liability must be recognized when a reasonable estimate of fair value can be made. Upon initial recognition of such a liability, an equal amount must be capitalized into the carrying amount of the related long-lived asset and subsequently expensed over its useful life. The provisions of SFAS No. 143 are required to be applied for fiscal years beginning after June 15, 2002. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. This statement establishes a single accounting model, based on the framework in SFAS No. 121, for long-lived assets to be disposed of by sale and resolves significant implementation issues related to Statement 121. The provisions of SFAS No. 144 are required to be applied for fiscal years beginning after December 15, 2001. We believe that adoption of SFAS No. 143 and SFAS No. 144 will not have a material effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2001, our cash and cash equivalents were $281.7 million and our marketable securities were $729.0 million, for a total of $1,010.7 million, an increase of $6.7 million from the March 31, 2001 total. Our working capital as of December 31, 2001, was $154.7 million, reflecting an increase from the March 31, 2001 balance of $73.7 million due primarily to positive operating cash flow and the decrease of $150.0 million in short-term borrowings. Stockholders' equity as of December 31, 2001, was $1.6 billion.

    We continue to invest a portion of our cash in securities with maturities beyond one year. While typically yielding greater returns, this reduces reported working capital. Our marketable securities are primarily investment grade and are highly liquid. The majority of our marketable securities are classified as held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, they are recorded at amortized cost and changes in their fair values during the holding period are not reflected in the financial statements. If the creditworthiness of an issuer of these securities deteriorates, losses would be recorded when we sell the securities or upon default by the issuer. The remainder of our marketable securities are classified as available-for-sale under SFAS No. 115. Changes in the fair values of these securities are reflected as unrealized gains and losses in stockholders' equity and as a component of comprehensive income. Gains and losses on these securities are reflected in earnings either when realized through our sale of securities or when a decline in fair value is determined to be other than temporary. Determining whether a value decline is other than temporary requires that we make judgments about expected future events. Actual future fair values could differ from our expectations.

    We continue to finance our operations primarily through funds generated from operations. For the nine months ended December 31, 2001, net cash provided by operating activities was $305.8 million. Our primary source of cash is the sale of our software licenses, software maintenance and professional services. We provide financing on a portion of these sales transactions, to customers that meet our specified standards of creditworthiness. We participate in established programs with third-party financing institutions to securitize or syndicate a significant portion of our finance receivables. We securitize finance receivables from customers with investment-grade credit ratings through two special-purpose entities sponsored by third-party financial institutions. Such special-purpose entities issue investment grade commercial paper backed by beneficial interests in the financed receivables, and we have no risk of credit loss on the beneficial interests transferred to the special-purpose entities. We do retain a beneficial interest of approximately 7% of the finance receivables, and we bear the risk of credit loss on this retained interest. However, we have not experienced a credit loss during the three years this program has operated. Other finance receivables are syndicated to third-party financial institutions on a non-recourse basis. We record such transfers of beneficial interests in finance receivables to third-party financing institutions as sales when we have surrendered control of such receivables, including determining that such assets have been isolated beyond our reach and the reach of our creditors. We have not guaranteed the transferred receivables and have no obligation upon default. During the nine months ended December 31, 2001, we transferred $215.2 million of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis without a negative cash flow impact.

    Net cash provided by investing activities in the nine months ended December 31, 2001 was $80.2 million, primarily related to cash receipts from the maturities of marketable securities and sales of finance receivables, which were partially offset by disbursements for the purchase of marketable securities and the construction of an expansion to our corporate headquarters. Net cash used in financing activities in the nine months ended December 31, 2001 was $250.2 million, which derived primarily from the repayment of all short-term borrowings and treasury stock purchases. On April 24, 2000, the board of directors authorized the purchase of up to $500.0 million in common stock. During the nine months ended December 31, 2001, we purchased 6.6 million shares for $115.3 million. From the inception of the repurchase plan through December 31, 2001, we have purchased 13.8 million shares for $270.4 million. We plan to continue to buy stock on the open market from time to time, depending on market conditions, cash flows and other possible uses of our cash.

    We have no long-term debt outstanding, and we have not engaged in any transactions involving off-balance sheet debt. In April 2001, the term loan outstanding at March 31, 2001 matured and we paid the balance outstanding. We entered a new 364-day $100.0 million revolving credit facility, which is secured by certain of our financial assets, the market value of which must equal or exceed 115% of the commitment under the facility. Interest on the borrowings under this facility is payable monthly and is accrued at a margin above LIBOR. There were no short-term borrowings outstanding as of December 31, 2001.

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

We have a High Degree of Operating Leverage.

    Our business model is characterized by a very high degree of operating leverage. A substantial portion of our operating costs and expenses consists of employee and facility-related costs, which are relatively fixed over the short term. In addition, our expense levels and hiring plans are based substantially on our projections of future revenues. If near term demand weakens in a given quarter, there would likely be a material adverse effect on operating results and a resultant drop in our stock price.

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

Decreasing Demand for Enterprise License Transactions Could Adversely Affect Revenues.

     Fees from enterprise license transactions have historically been a fundamental component of our revenues. These revenues depend on our customers planning to grow their computer processing capacity and continuing to perceive an increasing need to use our existing software products on substantially greater processing capacity in future periods. Prior to 2000, we licensed many of our larger customers to operate our mainframe products on significant levels of processing capacity in excess of their then current mainframe processing capacity. During the past several years, we also entered into many enterprise license agreements with our larger customers to operate our distributed systems products on significant levels of processing capacity in excess of their then current distributed processing capacity. In a weak economy, these customers may elect not to license our products for additional processing capacity until their actual processing capacity or expected future processing capacity exceeds the capacity they have already licensed from us. If economic conditions weaken further, demand for data processing capacity could continue to slow or even decline. In addition, the uncertain economic environment has reduced customers' expectations of future capacity growth, thus lessening demand for licensing excess processing capacity in anticipation of future growth. If our customers who have entered into multi-year capacity-based licenses for excess processing capacity do not increase their processing capacity beyond the levels previously licensed from us or license additional processing capacity in anticipation of future growth, then our license revenues may not grow and our earnings could be adversely affected.

Increased Competition and Pricing Pressures Could Adversely Affect Our Earnings.

    The market for systems management software has been increasingly competitive for the past number of years. We compete with a variety of software vendors including IBM and CA. We derived over half of our total revenues in fiscal 2001 from software products for IBM and IBM-compatible mainframe computers. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM has begun to invest more heavily in the IMS and DB2 utility market and appears to be committed to competing in these markets. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business may be materially adversely affected. CA is also competing with us in these markets. Competition has led to increased pricing pressures within the mainframe systems software markets. We continue to reduce the cost to our customers of our mainframe tools and utilities in response to such competitive pressures. Microsoft entered the distributed systems monitoring and management market through its relationship with NetIQ and is now competing with us in the market for management tools for the Windows operating system.

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

Maintenance Revenue Growth Could Slow.

    Maintenance revenues have increased in each of the last three fiscal years and the first nine months of fiscal 2002 as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements for our mainframe products. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. Also, renewal rates for maintenance on our distributed systems products are lower than on our mainframe products.

Failure to Adapt to Technological Change Could Adversely Affect Our Earnings.

    If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenues and earnings. We operate in a highly competitive industry characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. During the past several years, many new technological advancements and competing products entered the marketplace. The distributed systems and application management markets in which we operate are far more crowded and competitive than our traditional mainframe systems management markets. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing distributed systems products, the timely introduction and success of future software products, and the ability of our products to interoperate and perform well with existing and future leading databases and other platforms supported by our products. We have experienced long development cycles and product delays in the past, particularly with some of our distributed systems products, and expect to have delays in the future. Delays in new mainframe or distributed systems product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on our revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that could delay the introduction or adversely affect commercial acceptance of such products.

Changes in Pricing Practices Could Adversely Affect Revenues and Earnings.

    We may choose in fiscal 2002 or a future fiscal year to make changes to our product packaging, pricing or licensing programs. If made, such changes may have a material adverse impact on revenues or earnings. During the fourth quarter of fiscal 2002, we revised our maintenance program to a single maintenance offering of 24x7 support at a standard rate of 20% of the discounted price of the associated product. In connection with this revision, we have extended our standard warranty and initial support period to one year for all our products, whereas prior to this revision such periods were 90 days for distributed systems products and one year for mainframe products. Because our maintenance revenues include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement, in certain new license transactions the extension of the initial support period for distributed systems products will cause us to recognize more maintenance revenues over time and less license revenues when the transactions occur. While the accounting impact of this change in our maintenance program will not have a material effect on our total revenues over time, there will be a negative short-term revenue impact, which we have considered in determining our estimates of future revenues. In addition, there is a risk that our revenues could decline if customers do not accept these changes to the maintenance program and choose to license competing products instead.

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

Possibility of Infringement Claims.

    From time to time, we receive notices from third parties claiming infringement by our products of patent and other intellectual property rights. We expect that software products will increasingly be subject to such claims as the number of products and competitors in our industry segments grow and the functionality of products overlap. In addition, we may receive more patent infringement claims as companies increasingly seek to patent their software and business methods and enforce such patents, especially given the increase in software and business method patents issued during the past several years. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require us to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations or financial position could be materially adversely affected.

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

Conditions in Israel.

    Our INCONTROL and ERP development operations are conducted primarily in Israel and, accordingly, we are directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our business, operating results and financial condition. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Palestinian people and the Arab countries. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel's establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. To date, the current conflict in the region and hostilities within Israel have not caused disruption of our operations located in Israel.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our investment securities subsequent to March 31, 2001, therefore our foreign currency exchange rate risk and interest rate risk related to investments remain substantially unchanged from the description in our Form 10-K for the year ended March 31, 2001.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on our financial position or results of operations.


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

February 13, 2002

                                 By: /s/             JOHN W. COX
                                     -------------------------------------------
                                                     John W. Cox
                                     Vice President, Chief Financial Officer and
                                               Chief Accounting Officer

February 13, 2002