Form 10-K
period 2002-03-31
BMC SOFTWARE INC
filed 2002-06-14
CIK 835729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

       (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-17136

                                   ----------

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

                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on June 10, 2002 was $3,877,303,430.

    As of June 10, 2002, there were outstanding 241,170,246 shares of Common Stock, par value $.01, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents are incorporated by reference in this report:

    Current Report on Form 8-K filed March 22, 2002 (Item 9. of this Report)

    Definitive Proxy Statement filed in connection with the registrant's Annual Meeting of Stockholders currently scheduled to be held on August 29, 2002 (Part III of this Report)

    Such Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

================================================================================

    This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Certain Risks and Uncertainties." You should also carefully review the cautionary statements described in the other documents we file from time to time with the Securities and Exchange Commission, specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    BMC Software is one of the world's largest independent systems software vendors, delivering comprehensive enterprise management. We focus on Assuring Business Availability(TM) by providing software solutions that enhance the availability, performance and recoverability of our customers' business-critical applications to help them better manage their businesses. Our portfolio of systems management solutions allows our customers to manage the various components and technologies within their information technology (IT) systems from end to end, from legacy databases and applications on large mainframes to customer-facing web portals and exchanges.

    Our integrated software solutions address the numerous technology layers within the IT enterprise: operating systems, databases, middleware, storage and network devices, web application servers, transaction servers and the applications themselves. We address all of the predominant operating environments of enterprise computing, including:

    o    the IBM OS/390 and z/OS mainframe operating systems;

    o the predominant Unix operating system variants, including Sun Solaris, HPUX, IBM's AIX, and Compaq's Tru64;

    o    the Linux operating system;

    o    Microsoft's Windows NT, Windows 2000 and Windows XP operating systems;
         and

    o e-business platforms such as IBM's WebSphere, Microsoft's Site Server Commerce Edition and BEA Systems' WebLogic.

    We also manage all the major enterprise applications, including those from Oracle, SAP, Siebel, PeopleSoft and J.D. Edwards. We have also extended our management of the enterprise beyond the firewall with our SiteAngel(TM) web transactions monitoring service. Combined with our services professionals who provide consulting, implementation and integration services, our broad portfolio of software solutions allows us to offer our customers integrated, cross-platform enterprise management.

    We were organized as a Texas corporation in 1980 and were reincorporated in Delaware in July 1988. Our principal corporate offices are located at 2101 CityWest Blvd., Houston, TX 77042-2827. Our telephone number is (713) 918-8800.

    We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may read and copy any reports, statements or other information that we file at the SEC's public reference rooms in Washington, D.C., New York, New York and Chicago, Illinois. Our filings are also available to the public at the Internet website maintained by the SEC at http://www.sec.gov. Our annual reports on Form 10-K and quarterly reports on Form 10-Q are also available to the public free of charge at our website at http://www.bmc.com/investors/reports.html as soon as reasonably practicable after, and in any event on the same day as, such material is electronically filed with the SEC.

STRATEGY

    Our strategy is Assuring Business Availability. The underlying premise of this strategy is that the success of any enterprise today depends on its IT systems. Business-critical applications typically consist of numerous components from multiple vendors, such as packaged, custom and legacy e-business, manufacturing, billing, supply chain, management information and payroll applications. Even routine or baseline applications such as e-mail and calendaring applications become business critical when an organization depends on them for its day-to-day operations. Application downtime or performance degradation can halt or greatly impede an enterprise's daily operations. In addition, the explosive growth of the Internet as a platform for commerce has placed tremendous pressure on IT operations to make these applications available on an uninterrupted, full time basis. Our focus is on the operation and performance of applications and their underlying components in high stress deployments. Our strategy is to provide end-to-end enterprise management solutions designed to ensure the availability, performance and recoverability of critical application services with rapid deployment of the management solution. Examples of the capabilities and benefits of our solutions include:

    o Providing usage, performance and availability information about a system that allows the user to monitor, report, manage and achieve service levels;

    o Improving the availability and responsiveness of customers' applications so they can establish and perform under service level agreements;

    o Minimizing or eliminating system outages, whether planned due to system upgrades or maintenance, or unplanned due to failures;

    o Automating many tedious, error prone and costly administrative tasks in production environments;

    o Helping to ensure that storage systems are able to recover from failures quickly, accurately and efficiently;

    o    Helping to ensure data availability, integrity and recoverability;

    o    Monitoring and event management of major enterprise applications;

    o Maximizing the efficiency of hardware and software investments by providing capacity planning;

    o Managing enterprise storage assets in a way that optimizes application availability, performance and recoverability;

    o Automated discovery of network devices, visualization of the network and reporting of network performance; and

    o Business integrated scheduling, output management and security administration.

    We believe that major trends such as Internet computing, e-business and continued reductions in processing, storage and telecommunications costs will drive further gains in productivity and growing investment in existing and new software applications and their supporting infrastructure. Our strength is that while our solutions can monitor and manage a customer's specific e-business applications, we also provide solutions that ensure all of the technology required to generate a transaction is available and performing as planned, and if it fails, can be recovered quickly. As an example, if you choose to order a compact disc from a popular web site, you enter via a web server that is pulling data via middleware from a legacy OS/390 server. Each server is running a unique operating system, database and an enterprise resource planning (ERP) or legacy application. Our strength is that we provide tools to monitor, manage, control and optimize the performance of the entire transaction lifecycle. In doing so, we ensure that our customers' business-critical applications provide the level of service that both their external and internal customers demand.

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

Enterprise Server Management

    Our Enterprise Server Management solutions optimize the availability and performance of critical S/390 and z/OS online and batch applications. Our solutions provide the ability to manage and optimize customers' S/390 and z/OS operating environments, including the S/390 and z/OS operating systems, Linux on the zSeries, CICS, IMS/TM, and WebSphere, as well as the network and middleware components, including VTAM, IP and MQ. Our performance solutions also include components that balance workloads across multiple images and optimize input and output to minimize elapsed times and maximize throughput. These solutions provide performance management and control, predictive analysis and capacity planning across the S/390 and z/OS platforms. Our Enterprise Server Management solutions also offer tools to monitor, manage and dynamically optimize the performance of IMS and DB2 business applications to provide our customers their desired service levels. These tools address all management and performance-related issues in the associated subsystem, application, resource or object. We also provide tools that administer and maintain IMS and DB2 databases while ensuring their integrity. The coordinated, high-performance utilities deliver intelligent automation that allows for optimal performance and availability for business-critical applications using IMS and DB2 databases.

    Our Enterprise Server Management solutions contributed approximately 43%, 38% and 35% of our license revenues in fiscal 2000, 2001 and 2002, respectively.

Business Integrated Scheduling

    Our Business Integrated Scheduling solutions provide comprehensive business-integrated scheduling over a multitude of platforms and applications from a central point of control. They offer enhanced exception detection capabilities that indicate location and severity efficiently and take corrective action. This centralized solution is capable of managing applications regardless of hardware configuration, integrates with numerous third-party products and applications and supports over 20 platforms including Unix, OS/390, z/OS, Windows NT, Windows 2000 and ERP applications.

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

    Our Business Integrated Scheduling solutions contributed approximately 5%, 9% and 9% of our license revenues in fiscal 2000, 2001 and 2002, respectively.

Application & Database Performance Management

    Our Application & Database Performance Management solutions monitor and improve all aspects of application service across the distributed IT enterprise. The autonomous, intelligent PATROL(R) Agent, which resides on the database management system, web or application server, is equipped to take corrective action and can communicate these actions to a centralized console on an as-needed basis, as defined by the user. The various products within our PATROL family provide service level management, enhanced availability, performance monitoring and management for the entire distributed enterprise, including applications, databases, middleware, operating systems and network devices. PATROL solutions provide management for e-business applications, including business-to-business supply chain and value chain applications, web application servers and Internet devices. PATROL solutions also include platform support for Windows, Linux, Unix and other services residing on those operating systems.

    Also included in this product category is our distributed data management solution family, which includes distributed database products supporting the following databases: Oracle, Microsoft SQL Server, DB2 Universal Database, Sybase and Informix. These products are aimed at improving the efficiency of database administration and address the areas of: SQL development, change management, performance monitoring and tuning, maintenance optimization and business information delivery.

    Our Application & Database Performance Management solutions contributed approximately 28%, 29% and 30% of our license revenues in fiscal 2000, 2001 and 2002, respectively.

Recovery & Storage Management

    Our Recovery & Storage Management product group provides solutions across the entire enterprise environment, including support for new technology such as intelligent storage and storage area networks, and provides database application recovery solutions, leveraging the underlying storage management to help customers achieve business availability goals. The solutions in this group are delivered through PATROL Storage Management, MAINVIEW Storage Management, and backup and recovery products across all major database platforms.

    During fiscal 2001, we introduced our Application-Centric Storage Management
(ACSM) initiative that allows customers to manage their enterprise storage assets in a way that optimizes application availability, performance and recoverability. Traditional approaches to storage management focus on the capacity and performance of storage hardware. This approach blindly treats all of the data, often terabytes, equally and fails to recognize the relative value of the data. ACSM instead provides an industry-leading capability to associate storage assets to applications. The immediate benefit is an understanding of where critical data exists, how fast it is growing and how it is performing. ACSM recognizes that highly available applications are more important than storage. The ACSM methodology is delivered for both distributed and mainframe environments via PATROL and MAINVIEW technology.

    Consider an enterprise application as an example. It is very unlikely that it will have all of its data contained in one storage device, even a large one. Before ACSM, an organization might be forced to implement storage management one device at a time, which doesn't guarantee the requirements of the application are met. ACSM makes it possible to manage storage by application. With PATROL Storage Management our customers can choose the application first, then have PATROL discover, forecast and tune the storage related to the application. Other approaches or storage management solutions take longer, are less reliable and require more staff to execute.

    Our Recovery & Storage Management solutions contributed approximately 19%, 18% and 18% of our license revenues in fiscal 2000, 2001 and 2002, respectively.

Other Software Solutions

    Our other software solutions primarily include our security, ERP, network performance management, output management and subscription services. Our security administration solutions facilitate user registration and password administration and thereby enhance and strengthen the overall security of our customers' information systems. Our ERP solutions include a comprehensive set of tools and utilities for SAP as well as other ERP applications. Our network performance management solutions enable network managers to predict network requirements and proactively manage network performance in a cost-effective and timely manner. Our subscription services provide comprehensive service solutions to customers on a subscription basis for the remote monitoring and management of information systems, including their web infrastructure.

    Our other software solutions contributed approximately 5%, 6% and 8% of our license revenues in fiscal 2000, 2001 and 2002, respectively.

SALES AND MARKETING

    We market and sell our products principally through our direct sales force. We supplement the efforts of our direct sales force with an indirect sales channel. We have established channels operations groups worldwide to promote, negotiate and support such distribution arrangements and are continuing to invest in our channels infrastructure. We are also represented by local distributors in geographical territories in which we have not established a direct sales presence. During fiscal 2002, we significantly expanded our inside sales unit to include over 100 telephone sales personnel globally, which provides us a dedicated sales channel for expanding our customer base, and we opened our online store that offers customers the ability to trial, download and purchase over 100 of our products.

INTERNATIONAL OPERATIONS

    Approximately 36%, 43% and 42% of our total revenues in fiscal 2000, 2001 and 2002, respectively, were derived from business outside North America. Our international operations provide sales, sales support, product support, marketing and product distribution services for our customers located outside of North America. We also conduct development activities in Tel Aviv, Israel for our scheduling, security, output management and ERP products and in Aix en Provence, France for our network management products. Our development operations in Singapore and Frankfurt, Germany provide local language support, product internationalization and integration with local-market hardware and software. Our operations in Pune, India provide new product development, maintenance and quality assurance across all our product groups as an extension of our primary development offices.

    We believe that our operations outside the United States are located in countries that are politically stable and that such operations are not exposed to any special or unusual risks, except for the product development operations in Israel and India discussed below. Our growth prospects are highly dependent upon the continued growth of our international software license and maintenance revenues, and such revenues have been somewhat unpredictable in the past.

    Revenues from our foreign subsidiaries are denominated in local currencies, as are operating expenses incurred in these locales. To date, we have not had any material foreign currency exchange losses. For a discussion of our currency hedging program and the impact of currency fluctuations on international license revenues in fiscal 2000, 2001 and 2002, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 1(f) to the Consolidated Financial Statements contained herein. We have not previously experienced any difficulties in exporting our products, but no assurances can be given that such difficulties will not occur in the future.

    We have a significant presence in the State of Israel where our scheduling, security, output management and ERP product development operations are located. We believe that Israel is home to highly talented and experienced software developers and other personnel and we intend to continue to invest in our Israeli operations. Our operations in India are limited and represent an extension of our primary development offices. For a discussion of various unusual risks associated with Israeli and Indian operations and investments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Certain Risks and Uncertainties -- Conditions in Israel and -- Risks Related to International Operations."

RESEARCH AND PRODUCT DEVELOPMENT

    In fiscal 2000, 2001 and 2002, research and development spending, net of capitalized amounts, represented 23%, 29% and 37% of total revenues, respectively. These costs related primarily to the compensation of research and development personnel and the costs associated with the maintenance, enhancement and support of our products. Although we develop many of our products internally, we may acquire technology from third parties when appropriate and may incur royalty and other payment obligations in connection with such acquisitions. Traditionally, we have acquired rights from third parties to use certain technologies that we believed would accelerate development of new products. Our expenditures on research and development and on product maintenance, enhancement and support, including amounts capitalized, in the last three fiscal years are discussed below under the heading, "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Expenses -- Research and Development."

    Our primary research and development activities are based in Houston and Austin, Texas, Waltham, Massachusetts, San Jose, California, Tel Aviv, Israel and Aix en Provence, France. We internally create and produce all user manuals, sales materials and other documentation related to our products. Product manufacturing and distribution for the Americas are based in Houston, Texas, with European manufacturing and distribution based in Dublin, Ireland, and Asia Pacific manufacturing and distribution based in Singapore.

MAINTENANCE, ENHANCEMENT AND SUPPORT SERVICES

    Revenues from providing maintenance, enhancement and support services comprised 28%, 35% and 45% of our total revenues in fiscal 2000, 2001 and 2002, respectively. Payment of maintenance, enhancement and support fees entitles a customer to telephone and Internet support and problem resolution services, including proactive notification, electronic support requests and a resolution database, and enhanced versions of a product released during the maintenance period, including new versions necessary to run with the most current release of the operating systems, databases and other software supported by the product. Such maintenance fees are an important source of recurring revenue to us, and we invest significant resources in providing maintenance services and new product versions. These services are important to our customers who require immediate problem resolution because of their use of our products to manage their business-critical IT systems. The services are also necessary because customers require forward compatibility when they install new versions of the software systems supported by one of our products.

PROFESSIONAL SERVICES

    Our professional services group consists of a worldwide team of experienced software consultants who provide implementation, integration and education services related to our products. By easing the implementation of our products, these services help our customers accelerate the time to value. By improving the overall customer experience, these services also drive future software license transactions with these customers. Since fiscal 2000 we rapidly grew the professional services group from less than 200 software consultants at the beginning of fiscal 2000 to approximately 500 software consultants today, achieving a critical mass in North America and Europe. Professional services contributed approximately 3%, 6% and 7% of our revenues for fiscal 2000, 2001 and 2002, respectively.

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

    We also have pricing and licensing models to address the service provider market. We license our SiteAngel and GuardianAngel products to service providers on a term basis. These subscription services are provided for a term fee based on the agreed number of elements or transactions monitored by our services. This revenue is recognized ratably over the term of the service contract. We anticipate that we will continue to introduce additional pricing and licensing models to meet the needs of the marketplace, some of which may require us to recognize revenue over time.

    We recognize revenues from licenses and upgrade fees when both parties are legally obligated under the terms of the respective signed agreement, the underlying software products have been delivered to and accepted by the customer, the fees are fixed and determinable, collection is deemed probable and there are no remaining material obligations on our part. In certain agreements, we have negotiated flexible terms and conditions to address specific customer needs. Because the inclusion of such terms prevents upfront revenue recognition, the license fees are either deferred to future periods when any contingencies are satisfied or recognized ratably over the term of the contract. In addition to our subscription services, from which 100% of the revenue is recognized ratably over the term of the contract, we expect a portion of our license revenue in fiscal 2003 to be either deferred or recognized ratably due to certain flexible terms and conditions included in agreements. During fiscal 2002, we deferred license revenues of $112.0 million for contracts with such terms and conditions and we expect license revenue deferrals to be similar in fiscal 2003. We recognize maintenance revenues, including maintenance bundled with perpetual license fees, ratably over the maintenance period, and we recognize professional services revenues as the services are provided. Our revenue recognition policy is discussed in further detail below under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Revenues" and in Note 1(h) to the Consolidated Financial Statements contained herein.

    We make extended payment terms for our products and services available to qualifying customers for qualifying transactions. By providing such financing, we allow our customers to better manage their IT expenditures and cash flows. Our financing program is discussed in further detail below under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources."

    Our products are generally marketed on a trial basis. When a customer desires to license a trial product, a permanent product copy or a coded password to convert the trial tape to a permanent tape is provided. We license our software products primarily on a perpetual basis.

COMPETITION

    The enterprise management software business is highly competitive, as discussed below and in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" section of this report under the heading "Certain Risks and Uncertainties." There are several companies, including IBM, Computer Associates and Microsoft, as well as large computer manufacturers such as Sun and HP, which have substantially greater resources than we have, as well as the ability to develop and market enterprise management solutions similar to and competitive with the solutions offered by us. In addition, there are numerous independent software companies that compete with one or more of our software solutions. Although no company competes with us across our entire software solution line, we consider at least 60 firms to be directly competitive with one or more of our enterprise software solutions. In systems management, database management, application management, security and storage management, there are hundreds of companies whose primary business focus is on at least one but not all of these solutions. Certain of these companies have substantially larger operations than ours in these specific niches.

    Certain of our solutions in the Enterprise Server Management unit compete directly with IBM, primarily with IBM's IMS and DB2 database management systems, and its IMS/TM and CICS transaction managers. Some of our solutions, including our core IMS and DB2 database tools and utilities, are essentially improved versions of system software utilities that are provided as part of these integrated IBM system software products. IBM also markets separately priced competing utilities in addition to its base utilities. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM has begun to invest more heavily in the IMS and DB2 utility market and appears to be committed to competing in these markets. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business may be materially adversely affected.

    We believe that the key criteria considered by potential purchasers of our products are as follows: the operational advantages and cost savings provided by a product; product quality and capability; product price and the terms on which the product is licensed; ease of integration of the product with the purchaser's existing systems; ease of product installation and use; quality of support and product documentation; and the experience and financial stability of the vendor.

CUSTOMERS

    No single customer accounted for a material portion of our revenues during any of the past three fiscal years. Our software products are generally used in a broad range of industries, businesses and applications. Our customers include manufacturers, telecommunications companies, financial service providers, banks, insurance companies, educational institutions, retailers, distributors, hospitals, service providers, government agencies and value-added resellers.

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

EMPLOYEES

    As of March 31, 2002, we had 6,335 full-time employees. We believe that our continued success will depend in part on our ability to attract and retain highly skilled technical, sales, marketing and management personnel.

ITEM 2. PROPERTIES

    Our headquarters and principal marketing and product development operations are located in Houston, Texas, where we own and occupy four office buildings totaling approximately 1,515,000 square feet. We also maintain development and sales organizations in various locations around the world where we lease the necessary facilities, none of which are significant individually or in the aggregate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    From August 12, 1988 to March 12, 2001, our common stock was traded in the NASDAQ National Market System under the symbol "BMCS." Since March 13, 2001, our common stock has been traded on the New York Stock Exchange under the symbol "BMC." At June 10, 2002, there were 1,585 holders of record of common stock.

    The following table sets forth the high and low bid quotations per share of common stock for the periods indicated.


                                                          PRICE RANGE OF
                                                           COMMON STOCK
                                                      -----------------------
                                                       HIGH            LOW
                                                      -------        -------
      FISCAL 2001
        First Quarter.............................    $ 51.38        $ 35.38
        Second Quarter............................      36.81          16.13
        Third Quarter.............................      22.53          13.00
        Fourth Quarter............................      33.00          13.50
      FISCAL 2002
        First Quarter.............................    $ 30.50        $ 18.41
        Second Quarter............................      25.00          11.50
        Third Quarter.............................      18.30          11.70
        Fourth Quarter............................      23.00          15.50

    The only dividends declared or paid since 1988 relate to BGS Systems, Inc.
(BGS) prior to our acquisition of the company. We do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings otherwise available for cash dividends on the common stock for use in our operations, for expansion and for stock repurchases. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data presented under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 2002, are derived from the Consolidated Financial Statements of BMC Software, Inc. and its subsidiaries. Our historical financial data has been restated to include the historical financial results of Boole & Babbage, Inc. (Boole) and BGS for each of the periods presented. As BMC, Boole and BGS had different fiscal year ends, necessary adjustments have been made to conform fiscal year ends for certain periods. As a result of the adjustments made to conform the fiscal year ends for only the year ended March 31, 1999, in accordance with SEC regulations, the selected Consolidated Statement of Operations data excludes the results of operations of Boole for the six months ended March 31, 1998, which included total revenues of $106.5 million and net earnings of $17.8 million and of BGS for the two months ended March 26, 1998, which included total revenues of $6.5 million and net loss of $8.0 million. The BMC financial statements for fiscal 1998 through fiscal 2001 have been audited by Arthur Andersen LLP, independent public accountants. The financial statements of BMC for fiscal 2002 and the financial statements of Boole have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements as of March 31, 2001 and 2002, and for each of the three years in the period ended March 31, 2002, the accompanying notes and the reports of independent public accountants and independent auditors thereon, which are included elsewhere in this Form 10-K.


                                                                                              YEARS ENDED MARCH 31,
                                                                          --------------------------------------------------------
                                                                             1998       1999        2000       2001        2002
                                                                          --------   ---------   ---------   ---------   ---------
                                                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
         STATEMENT OF OPERATIONS DATA:
         Total revenues ................................................  $  985.3   $ 1,303.9   $ 1,719.2   $ 1,509.6   $ 1,288.9
         Operating income (loss) .......................................     253.6       415.3       270.5        (8.5)     (283.6)
         Net earnings (loss) ...........................................  $  188.5   $   362.6   $   242.5   $    42.4   $  (184.1)
                                                                          ========   =========   =========   =========   =========
         Basic earnings (loss) per share ...............................  $   0.82   $    1.55   $    1.01   $    0.17   $   (0.75)
                                                                          ========   =========   =========   =========   =========
         Diluted earnings (loss) per share .............................  $   0.77   $    1.46   $    0.96   $    0.17   $   (0.75)
                                                                          ========   =========   =========   =========   =========
         Shares used in computing basic earnings (loss) per share ......     229.8       234.3       241.0       245.4       245.0
                                                                          ========   =========   =========   =========   =========
         Shares used in computing  diluted earnings (loss) per share ...     244.5       248.6       253.0       252.5       245.0
                                                                          ========   =========   =========   =========   =========


                                                                                               AS OF MARCH 31,
                                                                          --------------------------------------------------------
                                                                             1998       1999        2000       2001        2002
                                                                          --------   ---------   ---------   ---------   ---------
                                                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
         BALANCE SHEET DATA:
         Cash and cash equivalents .....................................  $   106.0  $   347.9   $   152.4   $   146.0   $   330.0
         Working capital ...............................................       96.4      222.6        12.3        73.7       316.2
         Total assets ..................................................    1,498.1    2,282.7     2,962.1     3,033.9     2,676.2
         Stockholders' equity ..........................................      877.7    1,334.4     1,780.9     1,815.3     1,506.6
         Dividends declared ............................................        7.6         --          --          --          --
         Dividends declared per share ..................................  $    0.03  $      --   $      --   $      --   $      --

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

    This section includes historical information, certain forward looking information and the information provided below under the heading "Certain Risks and Uncertainties " about certain risks and uncertainties that could cause our future operating results to differ materially from the results indicated by any forward looking statements made by us or others. It is important that the business discussion in Item 1 of this report and the historical discussion below be read together with the discussion of risks and uncertainties, and that these discussions be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

CRITICAL ACCOUNTING POLICIES

    The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, acquired in-process research and development, intangible assets, deferred tax assets and marketable securities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. The critical accounting policies related to the estimates and judgments listed above are discussed further throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

HISTORICAL INFORMATION

    Historical performance should not be viewed as indicative of future performance, as there can be no assurance that operating income (loss) or net earnings (loss) as a percentage of revenues will be sustained at these levels. For a discussion of factors affecting operating margins, see the discussions below under the heading "Certain Risks and Uncertainties."

Acquisitions

    In April 1999, we acquired New Dimension Software Ltd. (New Dimension) in a cash tender offer. This transaction was accounted for using the purchase accounting method and accordingly, New Dimension's financial results have been included in our fiscal 2000 financial results since the acquisition date.

    In April 2000, we acquired Evity, Inc. (Evity) for 1.6 million shares of common stock and cash of $10.0 million. Stock options to purchase 0.4 million common shares were issued to replace outstanding Evity stock options. In August 2000, we acquired OptiSystems Solutions, Ltd. (OptiSystems) for cash. These transactions, along with various other immaterial technology acquisitions, were accounted for using the purchase accounting method and accordingly, the financial results for these entities have been included in our financial results since the applicable acquisition dates.

Results of Operations

    The following table sets forth, for the fiscal years indicated, the percentages that selected items in the Consolidated Statements of Operations and Comprehensive Income (Loss) bear to total revenues.

                                                                                      PERCENTAGE OF
                                                                                      TOTAL REVENUES
                                                                                   YEARS ENDED MARCH 31,
                                                                               -----------------------------
                                                                                2000       2001        2002
                                                                               -----       -----       -----
         Revenues:
           License .......................................................      68.6%       59.1%       48.5%
           Maintenance ...................................................      28.3        34.7        44.7
           Professional services .........................................       3.1         6.2         6.8
                                                                               -----       -----       -----
             Total revenues ..............................................     100.0       100.0       100.0
         Selling and marketing expenses ..................................      32.6        39.8        41.8
         Research and development expenses ...............................      22.7        29.3        37.2
         Cost of professional services ...................................       4.3         6.7         7.4
         General and administrative expenses .............................       7.9        11.0        11.7
         Acquired research and development ...............................       4.7         1.4          --
         Amortization and impairment of acquired technology, goodwill
           and intangibles ...............................................       8.1        11.8        18.8
         Restructuring and severance costs ...............................        --          --         4.1
         Legal settlement ................................................       3.2          --          --
         Merger-related costs and compensation charges ...................       0.8         0.6         1.0
                                                                               -----       -----       -----
             Total operating expenses ....................................      84.3       100.6       122.0
                                                                               -----       -----       -----
             Operating income (loss) .....................................      15.7        (0.6)      (22.0)
         Interest and other income, net ..................................       3.6         5.2         4.8
         Interest expense ................................................      (1.3)       (0.7)         --
         Gain (loss) on marketable securities ............................       0.1         0.1        (0.7)
                                                                               -----       -----       -----
             Other income, net ...........................................       2.4         4.6         4.1
                                                                               -----       -----       -----
             Earnings (loss) before income taxes .........................      18.1         4.0       (17.9)
         Income taxes ....................................................       4.0         1.2        (3.6)
                                                                               -----       -----       -----
             Net earnings (loss) .........................................      14.1%        2.8%      (14.3)%
                                                                               =====       =====       =====

Revenues

    We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services. We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.

    We recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In applying these statements, we recognize software license fees upon meeting the following four criteria: execution of the signed contract, delivery of the underlying products to the customer and the acceptance of such products by the customer, determination that the software license fees are fixed and determinable, and determination that collection of the software license fees is probable. In instances when any one of the four criteria are not met, we will either defer recognition of the software license revenue until the criteria are met or will recognize the software license revenue on a ratable basis, as required by SOPs 97-2 and 98-9. Maintenance, enhancement and support revenues are recognized ratably over the term of the arrangement on a straight-line basis. Revenues from license and maintenance transactions that are financed are generally recognized in the same manner as those requiring current payment. We have an established business practice of offering installment contracts to customers and have a history of successfully enforcing original payment terms without making concessions. Further, the payment obligations are unrelated to product implementation or any other post-transaction activity. Revenues from sales through agents, distributors and resellers are recorded either at the gross amount charged the customer or net of commissions paid, based on the economic risks and ongoing product support responsibilities we assume. Revenues from professional services are typically recognized as the services are performed for time-and-materials contracts, or on a percentage-of-completion basis.

    When several elements, including software licenses, maintenance, enhancement and support and professional services, are sold to a customer through a single contract, the revenues from such multiple-element arrangements are allocated to each element based upon the residual method, whereby the fair value of the undelivered elements of the contract is deferred. We have established vendor-specific objective evidence of fair value for maintenance, enhancement and support and professional services. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance, enhancement and support and/or professional services, and where the maintenance, enhancement and support and/or professional services are not essential to the functionality of the delivered software. In those instances where professional services are essential to the functionality of the software licenses, contract accounting is applied to both the software license and services elements of the arrangement. In the event a contract contains terms which are inconsistent with our vendor-specific objective evidence, all revenues from the contract are deferred until such evidence is established or are recognized on a ratable basis.

    Based on our interpretation of SOP 97-2 and SOP 98-9, we believe that our current sales contract terms and business arrangements have been properly reported. However, the AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.


                                                                                                   PERCENTAGE CHANGE
                                                                                                 ------------------------
                                                                   YEARS ENDED MARCH 31,            2001         2002
                                                           ----------------------------------    COMPARED TO  COMPARED TO
                                                             2000         2001         2002         2000         2001
                                                           --------     --------     --------    -----------  -----------
                                                                     (IN MILLIONS)
         License:
           North America .............................     $  777.7     $  483.5     $  351.4        (37.8)%     (27.3)%
           International .............................        402.5        408.7        273.6          1.5%      (33.1)%
                                                           --------     --------     --------
             Total license revenues ..................      1,180.2        892.2        625.0        (24.4)%     (29.9)%
                                                           --------     --------     --------
         Maintenance:
           North America .............................        294.5        330.8        355.2         12.3%        7.4%
           International .............................        191.2        193.3        220.6          1.1%       14.1%
                                                           --------     --------     --------
             Total maintenance revenues ..............        485.7        524.1        575.8          7.9%        9.9%
                                                           --------     --------     --------
         Professional services:
           North America .............................         32.3         53.2         45.8         64.7%      (13.9)%
           International .............................         21.0         40.1         42.3         91.0%        5.5%
                                                           --------     --------     --------
             Total professional services revenues ....         53.3         93.3         88.1         75.0%       (5.6)%
                                                           --------     --------     --------
               Total revenues ........................     $1,719.2     $1,509.6     $1,288.9        (12.2)%     (14.6)%
                                                           ========     ========     ========

    The total revenue decline of 12% in fiscal 2001 resulted primarily from a decrease in enterprise license transactions during the year and a reduction in license upgrade fees as discussed under Product License Revenues below. Demand weakness was experienced across the board during fiscal 2001 by independent software vendors with mainframe product portfolios. We believe that this indicates that external market factors contributed significantly to this weakness. While it is impossible to assign weights to any individual factors, market factors that may have contributed to this weakness and the resultant negative effect on license revenues experienced by us and our competitors included uncertainties associated with the roll-out of IBM's Z-series mainframe product family and workload-based pricing model and continued customer absorption of capacity purchased in association with Year 2000 compliance programs. These factors also impacted revenues for our other products because many of our mainframe customers are also customers of our other products and sometimes purchase these other products together with mainframe products in enterprise solutions. Revenues from companies we acquired in purchase accounting transactions during fiscal 2001 did not provide a significant offset to the revenue declines discussed above. Total revenues declined 15% in fiscal 2002. Continued absorption of prepaid capacity and difficult economic conditions in domestic and international markets throughout fiscal 2002 have resulted in reduced information technology spending by many of our customers. Though the number of license transactions declined only 4% during fiscal 2002 as compared to fiscal 2001, tighter budgets and higher required approval levels caused many customers to enter into smaller transactions in terms of dollar value. Fiscal 2002 revenues were also impacted by the deferral of $112.0 million of license revenue due to certain flexible terms and conditions included in a number of customer agreements. Though fiscal 2002 revenues were down in all quarters compared to the prior year, revenues in the third and fourth quarters of fiscal 2002 showed sequential growth over the immediately preceding quarters. Product revenue growth was only nominally impacted by price increases and inflation in fiscal 2001 and 2002.

Product License Revenues

    Our product license revenues primarily consist of product license fees and license upgrade fees, both of which are related to products licensed to customers on a perpetual basis. Product license fees are all fees associated with a customer's licensing of a given software product for the first time. License upgrade fees are all fees associated with a customer's purchase of the right to run a previously licensed product on a larger computer or computers. License upgrade fees are primarily generated by our mainframe products and include fees associated both with current and future additional processing capacity. In addition to product license fees and license upgrade fees, license revenues also include, to a lesser extent, term license fees which are generated when customers are granted license rights to a given software product for a limited period of time.

    Our North American operations generated 66%, 54% and 56% of total license revenues in fiscal 2000, 2001 and 2002, respectively. North American license revenues decreased 38% from fiscal 2000 to fiscal 2001 and 27% from fiscal 2001 to fiscal 2002. While license revenues were down across all product groups, the largest contributor to the revenue declines in both fiscal 2001 and 2002 was decreased capacity-based license upgrade fees.

    International license revenues represented 34%, 46% and 44% of total license revenues in fiscal 2000, 2001 and 2002, respectively. International license revenues increased 2% from fiscal 2000 to fiscal 2001 and decreased 33% from fiscal 2001 to fiscal 2002. Fiscal 2001 growth in Application & Database Performance Management license fees was partially offset by decreases in Enterprise Server Management license and upgrade fees. While license revenues were down across most product groups from fiscal 2001 to fiscal 2002, decreased capacity-based license upgrade fees were the largest contributor to the revenue decline for the year.

The international license revenue increase for fiscal 2001 and decline for fiscal 2002 both included a decrease of 2% due to foreign currency exchange rate changes during the periods, after giving effect to our foreign currency hedging program.

Maintenance, Enhancement and Support Revenues

    Maintenance, enhancement and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance, enhancement and support enrollment entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems and applications. These fees are generally charged annually and have historically equaled 15% to 20% of the discounted price of the product. In addition, customers may be entitled to reduced maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement.

    During the fourth quarter of fiscal 2002, we revised our maintenance program to a single maintenance offering of 24x7 support at a standard rate of 20% of the discounted price of the associated product. In connection with this revision, we have extended our standard warranty and initial support period to one year for all our products, whereas prior to this revision such periods were 90 days for distributed systems products and one year for mainframe products. Because our maintenance revenues include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement, in certain new license transactions the extension of the initial support period for distributed systems products will cause us to recognize more maintenance revenues over time and less license revenues when the transactions occur. While this change in our maintenance program will not have a material effect on our total revenues over time, there will be a negative short-term revenue impact. In addition, there is a risk that our revenues could be negatively impacted if customers do not accept these changes to the maintenance program and choose to license competing products instead. Because this change was made late in the year, the impact on fiscal 2002 license and maintenance revenues was not significant.

    Maintenance revenues have increased over the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements for mainframe products. Historically, we have enjoyed high maintenance renewal rates for our mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. To date, we have been successful in extending our traditional maintenance, enhancement and support pricing model to the distributed systems market.

Product Line Revenues

                                                                                                              PERCENTAGE CHANGE
                                                                                                           ------------------------
                                                                             YEARS ENDED MARCH 31,            2001         2002
                                                                   -------------------------------------   COMPARED TO  COMPARED TO
                                                                      2000         2001           2002        2000         2001
                                                                   ---------     ---------     ---------   -----------  -----------
                                                                              (IN MILLIONS)
         Enterprise Server Management ........................     $   760.4     $   598.5     $   488.1     (21.3)%      (18.4)%
         Business Integrated Scheduling ......................          92.8         111.4         101.0      20.0%        (9.3)%
         Application & Database Performance Management .......         421.3         371.7         312.2     (11.8)%      (16.0)%
         Recovery & Storage Management .......................         308.9         256.6         218.2     (16.9)%      (15.0)%
         Other software ......................................          82.5          78.1          81.3      (5.3)%        4.1%
                                                                   ---------     ---------     ---------
              Total license & maintenance revenues ...........     $ 1,665.9     $ 1,416.3     $ 1,200.8     (15.0)%      (15.2)%
                                                                   =========     =========     =========

    We market over 300 software solutions designed to improve the availability, performance and recoverability of enterprise applications, databases and other IT systems components operating in mainframe, distributed computing and Internet environments. These solutions fall into the five broad categories above. In managing our investment in these product categories we have considered each to be included in one of three strategic groups. The first group includes our Enterprise Server Management and Business Integrated Scheduling solutions. Our objective for this group has been to extend our core strengths in these markets. The second strategic group includes our Application & Database Performance Management and Recovery & Storage Management solutions. Our objective for this group has been to build our business in fast-growing markets. The last group includes our other software products, such as our security, ERP, network management, output management and subscription services. The objective for this group has been to make strategic investments in what we anticipate will be sources of future growth.

    Our Enterprise Server Management and Business Integrated Scheduling solutions combined represented 51%, 50% and 49% of total software revenues for fiscal 2000, 2001 and 2002, respectively. Total software revenues for this group declined 17% both from fiscal 2000 to fiscal 2001 and from fiscal 2001 to fiscal 2002. Because this group includes a high proportion of mainframe solutions, the external market factors discussed above were the primary cause of the revenue decline in fiscal 2001, more than offsetting the revenue growth for our Business Integrated Scheduling solutions. In fiscal 2002, license revenue decreases for both product groups due to the economic factors and the decline in capacity-based license upgrade fees discussed above more than offset maintenance revenue increases.

    Our Application & Database Performance Management and Recovery & Storage Management solutions combined contributed 44% of total software revenues for each of fiscal 2000, 2001 and 2002, respectively. Total software revenues for this group declined 14% from fiscal 2000 to fiscal 2001 and 16% from fiscal 2001 to fiscal 2002. Though this group does not include a significant proportion of mainframe products, fiscal 2001 revenues for these solutions were negatively impacted by the reduction in enterprise license transactions as discussed above, because many of our mainframe customers are also customers of these products and sometimes purchase these products together with mainframe products in enterprise solutions. In fiscal 2002, license revenue decreases for both product groups due to the economic factors discussed above more than offset maintenance revenue increases.

    Our other software solutions contributed 5%, 6% and 7% of total software revenues for fiscal 2000, 2001 and 2002, respectively. Total software revenues for this group declined 5% from fiscal 2000 to fiscal 2001 and grew 4% from fiscal 2001 to fiscal 2002. In fiscal 2001, revenue decreases from our output management and ERP solutions more than offset growth from our security solutions and from our acquisitions of Evity in April 2000 and OptiSystems in August 2000. Fiscal 2002 growth includes increases in revenues from our ERP and security solutions, our subscription services and the network management solutions that were associated with our acquisition of Perform SA (Perform) in February 2001, which more than offset the license revenue decline for our output management solutions.

Professional Services Revenues

    Professional services revenues, representing fees from implementation, integration and education services performed during the period, represented 3%, 6% and 7% of total revenues, respectively, for fiscal 2000, 2001 and 2002. Professional services revenues increased 75% from fiscal 2000 to fiscal 2001 as we increased the related headcount to meet the increased demand for our service offerings during that period. The 6% decline in professional services revenues from fiscal 2001 to fiscal 2002 related to our decreased license revenues, as this results in less demand for our implementation and integration services.

Expenses

                                                                                                              PERCENTAGE CHANGE
                                                                                                           ------------------------
                                                                          YEARS ENDED MARCH 31,                2001        2002
                                                                -------------------------------------      COMPARED TO  COMPARED TO
                                                                  2000          2001          2002             2000        2001
                                                                ---------     ---------     ---------      -----------  -----------
                                                                               (IN MILLIONS)
         Selling and marketing ............................     $   559.7     $   600.7     $   538.8           7.3%      (10.3)%
         Research and development .........................         390.4         442.6         479.2          13.4%        8.3%
         Cost of professional services ....................          74.1         101.1          95.3          36.4%       (5.7)%
         General and administrative .......................         135.1         165.5         151.7          22.5%       (8.3)%
         Acquired research and development ................          80.8          21.4            --         (73.5)%    (100.0)%
         Amortization and impairment of acquired
            technology, goodwill and intangibles ..........         139.1         178.2         241.8          28.1%       35.7%
         Restructuring and severance costs ................            --            --          52.9           n/a         n/a
         Legal settlement .................................          55.4            --            --        (100.0)%       n/a
         Merger-related costs and compensation charges ....          14.1           8.6          12.8         (39.0)%      48.8%
                                                                ---------     ---------     ---------
               Total operating expenses ...................     $ 1,448.7     $ 1,518.1     $ 1,572.5           4.8%        3.6%
                                                                =========     =========     =========

Selling and Marketing

    Our selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars, and represented 33%, 40% and 42% of total revenues in fiscal 2000, 2001 and 2002, respectively. Personnel costs and sales commissions were the largest single contributor to the expense growth in fiscal 2001 and the expense decline in fiscal 2002. Selling and marketing year-end headcount increased 5% from the end of fiscal 2000 to the end of fiscal 2001 and decreased 16% from the end of fiscal 2001 to the end of fiscal 2002. Sales commissions increased from fiscal 2000 to fiscal 2001 even though fiscal 2001 license revenues declined, because of sales incentives implemented in the last half of the year.

The decline in commissions and other personnel costs from fiscal 2001 to fiscal 2002 related to decreased license revenues and headcount reductions throughout the year. Selling and marketing expenses were further impacted in fiscal 2001 by the costs associated with our first global users conference and increased consulting fees for implementation of a customer relationship management system. In fiscal 2002, consulting fees and travel costs declined.

Research and Development

    Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include costs associated with the maintenance, enhancement and support of our products, computer hardware/software costs and telecommunications expenses necessary to maintain our data processing center, royalties and the effect of software development cost capitalization and amortization. Research and development costs were reduced in all three fiscal years by amounts capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." We capitalize our software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86, and amortize these costs over the products' estimated useful lives. During fiscal 2000, 2001 and 2002, we capitalized approximately $102.7 million, $112.2 million and $104.2 million, respectively, of software development and purchased software costs. We amortized $40.2 million, $60.2 million and $115.7 million in fiscal 2000, 2001 and 2002, respectively, of capitalized software development and purchased software costs pursuant to SFAS No. 86, including $8.2 million, $16.5 million and $57.2 million, respectively, to accelerate the amortization of certain software products. We accelerated the amortization of these software products in each of these years as they were not expected to generate sufficient future revenues to realize the carrying value of the assets. As a result of the changes in market conditions and research and development headcount reductions during fiscal 2002, we have begun focusing more on our core and high-potential growth businesses. As part of this effort, we reviewed our product portfolio during fiscal 2002 and discontinued certain products throughout the portfolio. To the extent that there were any capitalized software development costs remaining on the balance sheet related to these products, we accelerated the amortization to write these balances off. This caused the increase in accelerated amortization from fiscal 2001 to fiscal 2002.

    The increase in our research and development expenses for fiscal 2001 was primarily the result of increased compensation costs associated with both software developers and development support personnel, as well as associated benefits and facilities costs, and the net effect of software cost capitalization and amortization. We increased our headcount in the research and development organization 11% from the end of fiscal 2000 to the end of fiscal 2001, including the addition of personnel from acquired companies. Research and development expenses increased from fiscal 2001 to fiscal 2002 primarily due to the net effect of software capitalization and amortization, including the accelerated amortization discussed above, and a $5.0 million write-off of prepaid royalties and other assets related to technology we no longer plan to utilize. These additional expenses more than offset reduced headcount costs, travel costs and consulting fees during the period. We reduced our research and development headcount by 14% from the end of fiscal 2001 to the end of fiscal 2002.

    Total capitalized software development costs, net of amortization, at March 31, 2002, were $211.8 million. Under SFAS No. 86, we evaluate our capitalized software costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified. Determining net realizable value as defined by SFAS No. 86 requires that we estimate future cash flows to be generated by the products and to use judgment in quantifying the appropriate amount to write off, if any. Actual cash flows and amounts realized from the software products could differ from our estimates. Also, any future changes to our product portfolio could result in significant research and development expenses related to software asset write-offs.

    During fiscal 2002, we also wrote off software assets totaling $14.9 million associated with certain business information integration products that were discontinued during the year as a result of the dissolution of that business unit as part of our restructuring plan. This charge is included in restructuring and severance costs in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for fiscal 2002 and is discussed further below under the heading " -- Restructuring and Severance Costs."

Cost of Professional Services

    Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business. The increase in these costs from fiscal 2000 to fiscal 2001 resulted from increased headcount to support the 75% growth in professional services revenues during that period. The decrease in these costs from fiscal 2001 to fiscal 2002 is consistent with the 6% professional services revenue decline for the period and the resulting headcount reductions.

General and Administrative

    General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, facilities management and human resources. Other costs included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance, costs of managing our foreign currency exposure and bad debt expense related to maintenance billings. The expense growth in fiscal 2001 primarily related to increased personnel costs, including $5.1 million of severance costs for management personnel who terminated their employment during the fourth quarter of that year. This severance amount included cash and restricted stock expense. The decline in general and administrative expenses in fiscal 2002 was primarily related to decreased personnel costs, travel costs and bad debt expense related to maintenance billings. Fiscal year end headcount within the general and administrative organizations grew 13% from fiscal 2000 to fiscal 2001 and declined 6% from fiscal 2001 to fiscal 2002.

Acquired Research and Development

    In executing our product strategies, we employ both internal research and development and the acquisition of emerging technologies and, in the case of Boole, BGS and New Dimension, established software companies. We believe that time-to-market is critical to our success in the rapidly evolving distributed systems software market, where we must compete with a variety of software vendors, and where our products must integrate with the predominant database management systems, operating systems, network protocols and applications within the enterprise computing environment. Accordingly, we must continuously evaluate whether it is more efficient and effective to develop a given solution internally or acquire a technology that must be completed and then integrated into our existing product architecture. The acquired technology companies are often small, early stage software companies with minimal to no revenues, quality and documentation standards and name recognition in the marketplace. This strategy involves a high degree of risk and is costly in that a premium is typically paid for software code that is incomplete and only partially contributes to our overall development plans.

    The following table presents information concerning the purchase price allocations for the acquisitions accounted for under the purchase method for fiscal 2000, 2001 and 2002.


                                                      ACQUIRED     ACQUIRED    GOODWILL       TOTAL
                                                     TECHNOLOGY     IPR&D      AND OTHER      PRICE
                                                     ----------    --------    ---------     --------
                                                                       (IN MILLIONS)
         Fiscal 2000:
            New Dimension .......................     $  126.3     $   80.8     $  465.9     $  673.0
                                                      --------     --------     --------     --------
                                                      $  126.3     $   80.8     $  465.9     $  673.0
                                                      ========     ========     ========     ========
         Fiscal 2001:
            Evity ...............................     $    2.5     $    7.0     $   57.8     $   67.3
            OptiSystems .........................          6.3          6.0         59.2         71.5
            Various immaterial acquisitions .....         14.5          3.7         18.2         36.4
                                                      --------     --------     --------     --------
                                                      $   23.3     $   16.7     $  135.2     $  175.2
                                                      ========     ========     ========     ========
         Fiscal 2002:
            Various immaterial acquisitions .....     $   10.5     $     --     $    1.7     $   12.2
                                                      --------     --------     --------     --------
                                                      $   10.5     $     --     $    1.7     $   12.2
                                                      ========     ========     ========     ========

    In April 1999, we acquired through a public tender offer in excess of 95% of the outstanding ordinary shares of New Dimension. Total consideration paid approximated $673.0 million, including the cost of the remaining 5% of outstanding shares acquired during fiscal 2000 and the historical cost of approximately $2.0 million for shares of New Dimension previously owned by Boole. We allocated $126.3 million to acquired technology, $435.9 million to goodwill and other intangibles and $30.0 million to equipment, receivables and other non-software assets, net of liabilities assumed. We allocated $80.8 million, or 12% of the purchase price, to in-process research and development (IPR&D), which represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility nor had an alternative future use.

    At the acquisition date, New Dimension was conducting design, development, engineering and testing activities in the following areas:

    o Integrated Operations Architecture(R) for the Enterprise, which was to be the supporting infrastructure for all of the distributed systems products from New Dimension. This project, as originally intended, was cancelled as we determined it was more appropriate to gradually extend the existing distributed systems infrastructure rather than replace it.

    o Expansion of the output management product family to include products for distributed systems.

    o E-business enablement, the development of the infrastructure necessary to "Internet-ize" the entire New Dimension product family.

    o Security, including additional features and add-on applications for existing security applications.

    o Enhancements to the CONTROL-M(R), CONTROL-D(R), CONTROL-SA(R) and Enterprise Controlstation(R) products.

    As of the date of the New Dimension acquisition, we concluded that the in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software and internal use. As such, the value of the purchased IPR&D was expensed at the time of the acquisition. As of March 31, 2002, the Integrated Operations Architecture for the Enterprise project has been cancelled and the remaining projects have been completed and the related products were made generally available.

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

    At the acquisition date, the technologies under development were approximately 50% complete based on engineering man-month data and technological progress. OptiSystems had incurred approximately $1.0 million on the in-process projects, and expected to spend approximately $1.2 million to complete all phases of the research and development. Anticipated completion dates ranged from 2 to 11 months, at which times we expected to begin benefiting from the developed technologies. The projects have been completed and project costs were materially consistent with management's estimates at the acquisition date.

    We completed other immaterial acquisitions during fiscal 2001 and 2002 which were accounted for under the purchase method as indicated in the table above.

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

    The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations and venture capital rates of return. Due to the nature of the forecasts and risks associated with the projected growth and profitability of the developmental projects, discount rates of 20% to 30% were used to value the acquired IPR&D for the various acquisitions during fiscal 2000, 2001 and 2002. Specifically, discount rates of 20%, 30% and 25% were used to value the acquired IPR&D for New Dimension, Evity and OptiSystems, respectively. Rates of 15%, 20% and 20% were used in discounting the cash flows associated with the respective developed technologies. These discount rates were commensurate with the respective stage of development and the uncertainties in the economic estimates described above.

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

Amortization and Impairment of Acquired Technology, Goodwill and Intangibles

    Under the purchase accounting method for certain of our acquisitions, portions of the purchase prices were allocated to goodwill, workforce, customer base, software and other intangible assets. We are amortizing these intangibles over three to five-year periods, which reflect the estimated useful lives of the respective assets. The increase in amortization expense from fiscal 2000 to fiscal 2001 is related to the Evity, OptiSystems and other acquisitions completed during fiscal 2001.

    During fiscal 2002, we performed an assessment of the carrying values of our acquired technology, goodwill and intangibles recorded in connection with various acquisitions. The assessment was performed because sustained negative economic conditions impacted our operations and expected future revenues. Current economic indicators suggest that these conditions may continue for the foreseeable future. As a result, we recorded impairment charges of $15.5 million related to acquired technology to reflect these assets at their current estimated net realizable values and $47.8 million related to goodwill to reflect these assets at their current estimated fair values. These charges are reflected together with amortization expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2002, as amortization and impairment of acquired technology, goodwill and intangibles.

    We evaluated our acquired technology under the provisions of SFAS No. 86, our other intangibles under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and of Long-lived Assets to be Disposed Of," and our enterprise-level goodwill under the provisions of Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." The impairment charges for acquired technology reflect the amounts by which the carrying values exceeded the estimated net realizable values of the products. The net realizable values for acquired technology were estimated as the future gross revenues from the products reduced by the estimated future costs of completing and disposing of the products, including the costs of performing maintenance and customer support required to satisfy our responsibilities set forth at the time of sale. The impairment charges for goodwill reflect the amounts by which the carrying values exceeded the estimated fair values of these assets. Fair value was determined by discounting estimated future net cash flows related to these assets. No impairment was identified for our other intangible assets. Impairment charges by asset category were as follows:

                                                                                TOTAL
                                                     ACQUIRED                 IMPAIRMENT
                                                    TECHNOLOGY    GOODWILL      CHARGE
                                                    ----------    --------    ----------
                                                              (IN MILLIONS)
         Acquisition:
            New Dimension .......................     $   8.4     $    --     $   8.4
            Evity ...............................         0.8        21.6        22.4
            OptiSystems .........................         2.0        20.2        22.2
            Perform .............................         4.3         6.0        10.3
                                                      -------     -------     -------
                Total ...........................     $  15.5     $  47.8     $  63.3
                                                      =======     =======     =======

    As of March 31, 2002, acquired technology of $50.2 million and goodwill and intangibles of $133.6 million remained. As of April 1, 2002, we will adopt SFAS No. 142, "Goodwill and Other Intangible Assets." Under this pronouncement, goodwill and those intangible assets with indefinite lives will no longer be amortized, but rather will be tested for impairment annually and when events or circumstances indicate that their fair value has been reduced below carrying value. Acquired technology will continue to be amortized under SFAS No. 86. Goodwill and intangibles of $124.9 million will remain at April 1, 2002, that will no longer be amortized. Intangible assets of $8.7 million with finite lives will continue to be amortized over those useful lives.

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

    Restructuring and Severance Costs

    During fiscal 2002, we implemented a restructuring plan to better align our cost structure with existing market conditions. This plan included the involuntary termination of 1,260 employees during the year. These actions were across all divisions and geographies and the affected employees received cash severance packages. During fiscal 2002, we also discontinued certain business information integration products as a result of the dissolution of that business unit, and announced the closure of certain locations throughout the world. A charge of $52.9 million was recorded during fiscal 2002 for employee severance, the write-off of software assets related to discontinued products, net of proceeds from the sale of a portion of the related technology, and office closures.

    During fiscal 2002, we sold our enterprise data propagation (EDP) technology for a minority equity investment in the purchaser and future cash payments to be made based on the purchaser's quarterly sales to our former EDP customers over the next four years. As these products were part of the discontinued business information integration products, the proceeds will be recorded as a reduction of restructuring and severance costs, as a recovery of the amount previously written off for these products. For fiscal 2002, proceeds of $0.2 million were recorded, reflecting the estimated fair value of the equity investment received. As the future cash payments, if any, cannot be currently estimated, they will be recorded in the periods received as a reduction of restructuring and severance costs up to the amount previously written off. Any receipts in excess of the related asset write-off will be reflected as other income.

    As of March 31, 2002, $2.6 million of severance and facilities costs related to actions completed under the restructuring plan remained accrued for payment in future periods, as follows:

                                                                        BALANCE AT                    PAID OUT OR     BALANCE AT
                                                                         MARCH 31,    CHARGED TO    CHARGED AGAINST    MARCH 31,
                                                                           2001        EXPENSE      RELATED ASSETS      2002
                                                                        ----------    ----------    ---------------   ----------
                                                                                           (IN MILLIONS)
         Severance and related expenses .............................    $    --       $  35.1          $ (33.8)       $   1.3
         Write-off of software assets, net of proceeds received .....         --          14.7            (14.7)            --
         Facilities costs ...........................................         --           3.1             (1.8)           1.3
                                                                         -------       -------          -------        -------
                   Total accrual ....................................    $    --       $  52.9          $ (50.3)       $   2.6
                                                                         =======       =======          =======        =======

Legal Settlement

    In October 1999, we settled all claims in a lawsuit styled BMC Software, Inc., plaintiff, vs. Peregrine/Bridge Transfer Corp., Skunkware, Inc., Neon Systems, Inc., Peregrine Systems, Inc., Wayne E. Fisher and John J. Moores, defendants, vs. BMC Software, Inc. and Max P. Watson, counter-defendants. See
Note 9 to the Consolidated Financial Statements contained herein.

Merger-Related Costs and Compensation Charges

    In conjunction with our merger with Boole in March 1999, management approved a formal plan of restructuring which included steps to be taken to integrate the operations of the two companies, consolidate duplicate facilities and streamline operations to achieve reductions in overhead expenses in future periods. During fiscal 2000, $14.1 million was incurred related to the plan, primarily for termination benefits. During fiscal 2001 and 2002, $2.8 million and $0.4 million, respectively, of previously accrued merger costs were reversed, as certain lease and severance obligations were satisfied at amounts below the amounts originally estimated. These reversals are reflected as a reduction of merger-related costs and compensation charges in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2001 and 2002. As of March 31, 2002, we have minimal facilities costs that remain accrued.

    During fiscal 2001 and 2002, we recorded merger-related compensation charges of $11.4 million and $13.2 million, respectively. These compensation charges are primarily related to the vesting of common stock issued as part of the Evity acquisition to certain Evity employee shareholders who we employed after the acquisition. The vesting of the Evity-related common stock will be complete during the first quarter of fiscal 2003.

Other Income, net

    Other income, net consists primarily of interest earned on cash, cash equivalents and marketable securities, realized gains and losses on marketable and other investment securities, and interest expense on short-term borrowings. Other income, net increased 68% from fiscal 2000 to fiscal 2001 and decreased 23% from fiscal 2001 to fiscal 2002. Other income for fiscal 2001 includes a $2.9 million one-time gain related to the sale of a financial instrument and a one-time $6.3 million gain related to a real estate transaction. The remaining increases in other income, net for fiscal 2001 are primarily due to decreased interest expense on short-term borrowings. In fiscal 2002, the decrease in other income, net primarily relates to the one-time gains in the prior year discussed above, a $6.4 million loss on a marketable security and $4.6 million of impairment charges related to other equity investments. These decreases were partially offset by lower interest expense as a result of our payment of all short-term borrowings in the first quarter of fiscal 2002.

Income Taxes

    We recorded income tax expense of $68.9 million and $18.0 million in fiscal 2000 and 2001, respectively, and an income tax benefit of $46.4 million in fiscal 2002. Our effective tax rates were 22%, 30% and 20% for fiscal 2000, 2001 and 2002, respectively. During fiscal 2000, the decreased effective income tax rate is the result of lower taxes associated with our European operations and the effect of tax exempt interest on certain investments. The effective tax rates for fiscal 2001 and 2002 are primarily impacted by acquisition-related charges during those years that are not deductible for tax purposes. For an analysis of the differences between the statutory and effective income tax rates, see Note 6 to the Consolidated Financial Statements contained herein.

    Recording income tax benefits results in the recognition of tax assets representing current tax refunds receivable from net operating loss carrybacks and/or the future benefit of utilizing net operating loss carryforwards and tax credit carryforwards to reduce future tax obligations. We evaluate the deferred tax assets related to net operating loss carryforwards and tax credit carryforwards at each balance sheet date to determine their realizability, considering currently enacted tax laws. If we determine that the assets are not fully realizable, a valuation allowance will be recorded to reduce the asset balances to their realizable values through a charge to income tax expense. Determining whether we will be able to utilize the net operating loss carryforwards and tax credit carryforwards requires that we estimate future taxable income and make judgments regarding the timing of future tax obligations. Actual taxable income could differ from our estimates. As of March 31, 2002, we believe it is more likely than not that we will be able to realize the tax asset related to net operating loss carryforwards and therefore no valuation allowance is recorded related to this asset. If we conclude that this tax asset requires a valuation allowance in the future, the effect on income tax expense could be material. As of March 31, 2002, we believe that it is more likely than not that a portion of the deferred tax asset related to tax credit carryforwards will not be realized and therefore we have recorded a valuation allowance for this amount. If we conclude that this tax asset requires an additional valuation allowance in the future, the effect on income tax expense could be material. See Note 6 to the Consolidated Financial Statements contained herein.

Earnings per Share

    Basic earnings (loss) per share was $1.01, $0.17 and $(0.75) in fiscal 2000, 2001 and 2002, respectively. Diluted earnings (loss) per share was $0.96, $0.17 and $(0.75), respectively. The changes in earnings per share over the three years primarily resulted from the factors discussed above. Weighted average shares outstanding did not fluctuate significantly between these periods.

Recently Issued Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method. The Statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting at the point of acquisition for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under this Statement, all goodwill and those intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment annually and when events or circumstances indicate that their fair value has been reduced below carrying value. Intangible assets with finite useful lives will continue to be amortized over those useful lives. The provisions of SFAS No. 142 are required to be applied for fiscal years beginning after December 15, 2001, except that goodwill and intangibles that arise from business combinations after June 30, 2001 will not be amortized. As such, we will adopt the Statement in its entirety on April 1, 2002. Adoption of this Statement will eliminate a portion of the amortization expense from our Consolidated Statement of Operations and Comprehensive Income (Loss), which for fiscal 2002 totaled $130.0 million. Goodwill and intangibles of $124.9 million will remain at April 1, 2002, that will no longer be amortized. We are in the process of determining the impairment charge, if any, that will be required upon adoption of this Statement. If such a charge is required, it will be reflected as the effect of a change in accounting principle in the Consolidated Statement of Operations and Comprehensive Income
(Loss) for the quarter ending June 30, 2002.

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

Quarterly Results

    The following table sets forth certain unaudited quarterly financial data for the fiscal years ended March 31, 2001 and 2002. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the Consolidated Financial Statements and notes thereto.

    Our quarterly results are subject to seasonality and can be volatile and difficult to predict accurately prior to a quarter's end as discussed under "Certain Risks and Uncertainties." Historical quarterly financial results and trends may not be indicative of future results.


                                                                                  QUARTERS ENDED
                                                  --------------------------------------------------------------------------------
                                                  JUNE 30, SEPT. 30, DEC. 31,   MAR. 31,  JUNE 30,   SEPT. 30,  DEC. 31,  MAR. 31,
                                                    2000     2000      2000      2001      2001        2001       2001      2002
                                                  -------- --------- --------   -------   --------   ---------  --------  --------
                                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
    Total revenues .............................  $ 373.8   $ 324.3   $ 387.0   $ 424.5   $ 341.0    $ 295.1    $ 321.0   $ 331.8
    Selling and marketing expenses .............    152.2     132.8     154.4     161.3     152.8      132.9      128.4     124.7
    Research and development expenses ..........    106.6     110.2     111.2     114.6     113.0      105.8      137.2     123.2
    Cost of professional services ..............     21.7      24.8      25.5      29.1      26.9       25.1       22.7      20.6
    General and administrative expenses ........     38.3      38.2      36.4      52.6      41.9       40.2       36.1      33.5
    Acquired research and development ..........     11.7       6.0       0.4       3.3        --         --         --        --
    Amortization and impairment of acquired
      technology, goodwill and intangibles .....     39.6      44.8      46.7      47.1      48.2       48.5      103.9      41.2
    Restructuring and severance costs ..........       --        --        --        --      12.0       32.7        8.2        --
    Merger-related costs and compensation
      charges ..................................      2.1       3.3       2.4       0.8       2.7        3.1        5.8       1.2
                                                  -------   -------   -------   -------   -------    -------    -------   -------
    Operating income (loss) ....................      1.6     (35.8)     10.0      15.7     (56.5)     (93.2)    (121.3)    (12.6)
                                                  -------   -------   -------   -------   -------    -------    -------   -------
    Net earnings (loss) ........................  $  10.0   $ (12.5)  $  21.9   $  23.0   $ (34.5)   $ (53.3)   $ (94.5)  $  (1.8)
                                                  =======   =======   =======   =======   =======    =======    =======   =======
    Basic EPS ..................................  $  0.04   $ (0.05)  $  0.09   $  0.09   $ (0.14)   $ (0.22)   $ (0.39)  $ (0.01)
                                                  =======   =======   =======   =======   =======    =======    =======   =======
    Diluted EPS ................................  $  0.04   $ (0.05)  $  0.09   $  0.09   $ (0.14)   $ (0.22)   $ (0.39)  $ (0.01)
                                                  =======   =======   =======   =======   =======    =======    =======   =======
    Shares used in computing basic EPS .........    245.5     246.1     244.7     245.5     247.3      246.5      243.6     242.1
                                                  =======   =======   =======   =======   =======    =======    =======   =======
    Shares used in computing diluted EPS .......    254.4     246.1     249.3     251.6     247.3      246.5      243.6     242.1
                                                  =======   =======   =======   =======   =======    =======    =======   =======

Liquidity and Capital Resources

    At March 31, 2002, our cash and cash equivalents were $330.0 million and our marketable securities were $773.7 million, for a total of $1,103.7 million, an increase of $99.7 million from the March 31, 2001 total. Our working capital as of March 31, 2002, was $316.2 million, reflecting an increase from the March 31, 2001 balance of $73.7 million due primarily to positive operating cash flow. Stockholders' equity as of March 31, 2002, was $1.5 billion.

    We continue to invest a portion of our cash in securities with maturities beyond one year. While typically yielding greater returns, this reduces reported working capital. Our marketable securities are primarily investment grade and are highly liquid. The majority of our marketable securities are classified as held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, they are recorded at amortized cost and changes in their fair values during the holding period are not reflected in the financial statements. If the creditworthiness of an issuer of these securities deteriorates, losses would be recorded when we determine the decline in fair value is other than temporary, when we sell the securities or upon default by the issuer. The remainder of our marketable securities are classified as available-for-sale under SFAS No. 115. Changes in the fair values of these securities are reflected as unrealized gains and losses in stockholders' equity and as a component of comprehensive income (loss). Gains and losses on these securities are reflected in earnings either when realized through our sale of the securities or when a decline in fair value is determined to be other than temporary. Determining whether a value decline is other than temporary requires that we make judgments about expected future events. Actual future fair values could differ from our expectations.

    We continue to finance our operations primarily through funds generated from operations. For the year ended March 31, 2002, net cash provided by operating activities was $522.8 million. Our primary source of cash is the sale of our software licenses, software maintenance and professional services. We provide financing on a portion of these sales transactions, to customers that meet our specified standards of creditworthiness. We participate in established programs with third-party financing institutions to securitize or sell a significant portion of our finance receivables. We utilize certain wholly-owned, fully consolidated special-purpose entities in these transfers. In addition, we securitize finance receivables from customers with investment-grade credit ratings through two special-purpose entities sponsored by third-party financial institutions. The entities sponsored by third-party financial institutions are multi-seller conduits with access to commercial paper markets, that purchase interests in similar receivables from numerous other companies unrelated to us. We have no ownership in either of the third-party financial institution sponsored entities and have no voting influence over either of these entities' operating and financial decisions. As a result, we do not consolidate these entities. When we sell receivables in securitizations of software installment contracts, we retain a beneficial interest in the securitized receivables, which is subordinate to the interests of the entities sponsored by the third-party financial institutions. The subordinate interests are measured and recorded at fair value based on the present value of future expected cash flows estimated using our best estimates of the key assumptions, including expected credit losses and discount rates commensurate with the risks involved. We periodically review the key assumptions and estimates used in determining the fair value of the retained interest. The financing institutions have no recourse to our other assets for failure of debtors to pay when due. Our retained interests are subordinate to the investors' interests and the value of the retained interests is subject to credit and interest rate risks on the transferred financial assets. At March 31, 2001 and 2002, our retained interests were $25.0 million and $14.9 million, respectively. Other finance receivables are sold to third-party financial institutions on a non-recourse basis. We record such transfers of beneficial interests in finance receivables to third-party financing institutions as sales of such finance receivables when we have surrendered control of such receivables, including determining that such assets have been isolated beyond our reach and the reach of our creditors. We have not guaranteed the transferred receivables and have no obligation upon default. During the year ended March 31, 2002, we transferred $263.0 million of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis without a negative cash flow impact.

    Net cash used in investing activities in the year ended March 31, 2002 was $48.6 million, primarily related to capitalized software development costs and disbursements for the purchase of marketable securities which were partially offset by receipts from the maturities of marketable securities. Net cash used in financing activities in the year ended March 31, 2002 was $283.8 million, which derived primarily from the repayment of all short-term borrowings and treasury stock purchases. On April 24, 2000, our board of directors authorized the purchase of up to $500.0 million in common stock. During the year ended March 31, 2002, we purchased 9.0 million shares for $155.1 million. From the inception of the repurchase plan through March, 2002, we have purchased 16.2 million shares for $310.2 million. We plan to continue to buy stock on the open market from time to time, depending on market conditions, cash flows and other possible uses of our cash.

    We have no short-term or long-term debt outstanding. Our obligations for future minimum lease payments under non-cancelable operating leases are $65.7 million in fiscal 2003, $58.7 million in fiscal 2004, $48.6 million in fiscal 2005, $40.9 million in fiscal 2006, $36.9 million in fiscal 2007 and $66.5 million in fiscal 2008 and beyond.

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

We May Have Difficulty Achieving our EPS Goal.

    There is a risk that we may not be able to achieve our earnings per share goal in the near-term. If current weak global economic conditions continue or if there is continued global economic uncertainty due to terrorism or wartime conditions, we may find it difficult to sustain our revenues or achieve revenue growth. Although we have taken steps to reduce our expenses in light of current conditions, our ability to achieve our earnings per share goal for fiscal 2003 is dependent upon increasing revenues year over year. If we are unable to achieve our earnings per share goal, our stock price may be adversely affected.

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

Increased Competition and Pricing Pressures Could Adversely Affect Our Earnings.

    The market for systems management software has been increasingly competitive for the past number of years. We compete with a variety of software vendors including IBM and Computer Associates. We derived over half of our total revenues in fiscal 2002 from software products for IBM and IBM-compatible mainframe computers. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM has begun to invest more heavily in the IMS and DB2 utility market and appears to be committed to competing in these markets. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business may be materially adversely affected. CA is also competing with us in these markets. Competition has led to increased pricing pressures within the mainframe systems software markets. We continue to reduce the cost to our customers of our mainframe tools and utilities in response to such competitive pressures. Microsoft entered the distributed systems monitoring and management market through its relationship with NetIQ and is now competing with us in the market for management tools for the Windows environment.

    In connection with the introduction of its zSeries mainframe server in the fourth quarter of 2000, IBM has announced changes to its mainframe software pricing, including a new workload-based pricing model offering. We have also announced that we will support the new workload-based pricing structure for the zSeries mainframe server, but the software used to measure workloads is not yet available. As such, the effect of this change on our future mainframe license revenues cannot be determined.

Our Products Must Remain Compatible with Ever-changing Operating and Database Environments.

    IBM, HP, Sun, Microsoft and Oracle are by far the largest suppliers of systems and database software and, in many cases, are the manufacturers of the computer hardware systems used by most of our customers. Historically, operating and database system developers have modified or introduced new operating systems, database systems, systems software and computer hardware. Such new products could in the future incorporate features which perform functions currently performed by our products or could require substantial modification of our products to maintain compatibility with these companies' hardware or software. Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and operating and database system software developers, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition and operating results.

Future Product Development is Dependent Upon Access to Third-party Source Code.

    In the past, licensees using proprietary operating systems were furnished with "source code," which makes the operating system generally understandable to programmers, and "object code," which directly controls the hardware and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors such as us were able to develop and market compatible software. IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition and operating results.

Future Product Development is Dependent Upon Early Access to Third-party Operating and Database Systems.

    Operating and database system software developers have in the past provided us with early access to pre-generally available (GA) versions of their software in order to have input into the functionality and to assure that we can adapt our software to exploit new functionality in these systems. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition and operating results.

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

Maintenance Revenue Growth Could Slow.

    Maintenance revenues have increased in each of the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements for our mainframe products. In addition, customers may be entitled to reduced maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. Also, renewal rates for maintenance on our distributed systems products are lower than on our mainframe products.

Changes in Pricing Practices Could Adversely Affect Revenues and Earnings.

    We may choose in fiscal 2003 or a future fiscal year to make changes to our product packaging, pricing or licensing programs. If made, such changes may have a material adverse impact on revenues or earnings. During the fourth quarter of fiscal 2002, we revised our maintenance program to a single maintenance offering of 24x7 support at a standard rate of 20% of the discounted price of the associated product. In connection with this revision, we have extended our standard warranty and initial support period to one year for all our products, whereas prior to this revision such periods were 90 days for distributed systems products and one year for mainframe products. Because our maintenance revenues include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement, in certain new license transactions the extension of the initial support period for distributed systems products will cause us to recognize more maintenance revenues over time and less license revenues when the transactions occur. While this change in our maintenance program will not have a material effect on our total revenues over time, there will be a negative short-term revenue impact, which we have considered in determining our estimates of future revenues. In addition, there is a risk that our revenues could be negatively impacted if customers do not accept these changes to the maintenance program and choose to license competing products instead.

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

Risks Related to International Operations.

    We have committed, and expect to continue to commit, substantial resources and funding to build our international service and support infrastructure. Operating costs in many countries, including many of those in which we operate, are higher than in the United States. In order to increase international sales in fiscal 2003 and subsequent periods, we must continue to globalize our software product lines; expand existing and establish additional foreign operations; hire additional personnel; identify suitable locations for sales, marketing, customer service and development; and recruit international distributors and resellers in selected territories. Future operating results are dependent on sustained performance improvement by our international offices, particularly our European operations. Our operations and financial results internationally could be significantly adversely affected by several risks such as changes in foreign currency exchange rates, sluggish regional economic conditions and difficulties in staffing and managing international operations. Generally, our foreign sales are denominated in our foreign subsidiaries' local currencies. If these foreign currency exchange rates change unexpectedly, we could have significant gains or losses. Many systems and applications software vendors are experiencing difficulties internationally.

    We maintain a software development office in India which operates as an extension of our primary development offices and we contract with third-party developers in India. To date, hostilities between India and Pakistan in the disputed region of Kashmir have not adversely affected our operations in India. Should we be unable to conduct operations in India in the future, we believe that our business would not be materially adversely affected.

Conditions in Israel.

    Our scheduling, security, output management and ERP development operations are conducted primarily in Israel and, accordingly, we are directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our business, operating results and financial condition. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Palestinian people and the Arab countries. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel's establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. We maintain comprehensive contingency and business continuity plans, and to date, the current conflict in the region and hostilities within Israel have not caused disruption of our operations located in Israel.

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

Possible Adverse Impact Of Interpretations of Existing Accounting
Pronouncements.

    On April 1, 1998 and 1999 we adopted AICPA SOP 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," respectively. The adoption of these standards did not have a material impact on our financial position or results of operations. Based on our reading and interpretation of these SOPs, we believe that our current sales contract terms and business arrangements have been properly reported. However, the AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the SEC has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments.

Foreign Currency Exchange Rate Risk

    We operate globally and the functional currency for most of our non-U.S. enterprises is the local currency. For fiscal 2000, 2001 and 2002, approximately 36%, 43% and 42% of our total revenues were derived from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize our risk from changes in foreign currency exchange rates, we utilize certain derivative financial instruments.

    We primarily utilize two types of derivative financial instruments in managing our foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to reduce currency exposure associated with our rights and obligations denominated in foreign currencies that subject us to transaction risk. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of each month. Forward exchange contracts and purchased option contracts, with terms generally less than one year, are used to hedge anticipated, but not firmly committed, sales transactions. Principal currencies hedged are the Euro and British pound, in Europe, the Japanese yen and Australian dollar in the Asia Pacific region and the Israeli shekel. While we actively manage our foreign currency risks on an ongoing basis, there can be no assurance our foreign currency hedging activities will offset the full impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during fiscal 2000, 2001 or 2002.

    Based on our foreign currency exchange instruments outstanding at March 31, 2002, and our financial position, results of operations and net cash flows for the year ended March 31, 2002, we estimate that a near-term change in foreign currency rates would not have a material effect on our future results of operations or cash flows or the fair values of the instruments. We used a value-at-risk ("VAR") model to measure potential fair value losses due to foreign currency exchange rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.

Interest Rate Risk - Investments

    We adhere to a conservative investment policy, whereby our principle concern is the preservation of liquid funds while maximizing our yield on such assets. Cash, cash equivalents and marketable securities approximated $1.1 billion at March 31, 2002, and were invested in different types of investment-grade securities with the intent of holding these securities to maturity. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold or the loss in value was deemed to be other than temporary.

    Based on our financial position, results of operations and net cash flows for the year ended March 31, 2002, we estimate that a near-term change in interest rates would not have a material effect on our future results of operations or cash flows or the fair values of the investments. We used a VAR model to measure potential market risk on our marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Reference is made to the Company's Current Report on Form 8-K filed March 22, 2002, which is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to our directors and executive officers is included in our definitive Proxy Statement in connection with our 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2002, under the captions "ELECTION OF DIRECTORS -- Nominees" and "OTHER INFORMATION -- Executive Officers" and is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to executive compensation is set forth in the 2002 Proxy Statement under the captions "ELECTION OF DIRECTORS -- Compensation of Directors" and "EXECUTIVE COMPENSATION" and is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Information relating to ownership of the Registrant's Common Stock by management and certain other beneficial owners and the Registrant's equity compensation plans is set forth in the 2002 Proxy Statement under the captions "OTHER INFORMATION -- Certain Stockholders" and "OTHER INFORMATION -- Equity Compensation Plans" and is incorporated herein by reference in response to this
Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as a part of this Report

    1. The following financial statements of BMC Software, Inc. and subsidiaries (the Company) and the related reports of independent auditors and independent public accountants are filed herewith:

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
         Report of Independent Auditors ...........................................................     32
         Report of Independent Public Accountants .................................................     33
         Consolidated Financial Statements:
           Balance Sheets as of March 31, 2001 and 2002 ...........................................     34
           Statements of Operations and Comprehensive Income (Loss) for the
             years ended March 31, 2000, 2001 and 2002 ............................................     35
           Statements of Stockholders' Equity for the years ended March 31, 2000, 2001 and 2002 ...     36
           Statements of Cash Flows for the years ended March 31, 2000, 2001 and 2002 .............     37
           Notes to Consolidated Financial Statements .............................................     38

    2. The following financial statement schedule of the Company and the related reports of independent auditors and independent public accountants are filed herewith:


                Report of Independent Auditors ....................................................     56
                Report of Independent Public Accountants ..........................................     57
                Schedule II -- Valuation Account ..................................................     58

    All other financial statement schedules are omitted because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

    3. The following Exhibits are filed with this Report or incorporated by reference as set forth below.

EXHIBIT
NUMBER
-------

  3.1    --       Restated Certificate of Incorporation of the Company;
                  incorporated by reference to Exhibit 3.1 to the Company's
                  Registration Statement on Form S-1 (Registration No. 33-22892)
                  (the S-1 Registration Statement).

  3.2    --       Certificate of Amendment of Restated Certificate of
                  Incorporation; incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March
                  31, 1997 (the 1997 10-K).

 *3.3    --       Certificate of Amendment of Restated Certificate of
                  Incorporation filed November 30, 1999.

  3.4    --       Bylaws of the Company; incorporated by reference to Exhibit
                  3.2 to the S-1 Registration Statement.

  4.1    --       Rights Agreement, dated as of May 8, 1995, between the Company and The First National Bank of Boston, as Rights Agent (the
                  Rights Agreement), specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A
                  Junior Participating Preferred Stock as Exhibit A, the form of
                  Right Certificate as Exhibit B and the form of the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated May 10,
                  1995).

  4.2    --       Amendment to the Rights Agreement; incorporated by reference to Exhibit 4.3 to the 1997 10-K.

 10.1(a) --       Form of BMC Software, Inc. 1994 Employee Incentive Plan;
                  incorporated by reference to Exhibit 10.7(a) to the Company's
                  Annual Report on Form 10-K for the year ended March 31, 1995
                  (the 1995 10-K).

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

 10.3    --       Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to
                  Exhibit 10.11 to the 1995 10-K.

 10.4(a) --       BMC Software, Inc. 2000 Employee Stock Incentive Plan;
                  incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2000.

*10.4(b) --       First Amendment to 2000 Employee Stock Incentive Plan.

*10.4(c) --       Second Amendment to 2000 Employee Stock Incentive Plan.

*10.4(d) --       Form of Stock Option Agreement employed under 2000 Employee
                  Stock Incentive Plan.

 10.5(a) --       BMC Software, Inc. 1994 Deferred Compensation Plan;
                  incorporated by reference to Exhibit 4.1 to the Company's
                  Registration Statement on Form S-8 dated April 2, 1999.

 10.5(b) --       First Amendment to BMC Software, Inc. 1994 Deferred
                  Compensation Plan; incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 dated April
                  2, 1999.

 10.5(c) --       Form of BMC Software, Inc. 1994 Deferred Compensation Plan
                  Trust Agreement; incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 dated April
                  2, 1999.

 10.6(a) --       Executive Employment Agreement between BMC Software, Inc. and
                  Robert Beauchamp; incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended
                  March 31, 2001.

*10.6(b) --       Amendment No. 1 to Executive Employment Agreement between BMC
                  Software, Inc. and Robert Beauchamp.

 10.7(a) --       Form of Executive Employment Agreement between BMC Software,
                  Inc. and Dan Barnea, Darroll Buytenhuys, Jeffrey Hawn and
                  Robert H. Whilden, Jr.; incorporated by reference to Exhibit
                  10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*10.7(b) --       Form of Amendment No. 1 to Executive Employment Agreement
                  between BMC Software, Inc. and Dan Barnea, Darroll Buytenhuys,
                  Jeffrey Hawn and Robert H. Whilden, Jr.

*10.8    --       Schedule to Form of Executive Employment Agreement, as
                  amended.

*21.1    --       Subsidiaries of the Company.

*23.1    --       Consent of Ernst & Young LLP.

*23.2    --       Consent of Arthur Andersen LLP.



*  Filed herewith.

    (b) Reports on Form 8-K

    The Company filed a Report on Form 8-K on March 22, 2002 to report an event under Item 4.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of BMC Software, Inc.

We have audited the accompanying consolidated balance sheet of BMC Software, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMC Software, Inc. and subsidiaries at March 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.




                                       Ernst & Young LLP



Houston, Texas
May 3, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BMC Software, Inc.

    We have audited the accompanying consolidated balance sheet of BMC Software, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BMC Software, Inc. and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Houston, Texas
June 8, 2001

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                                                                        MARCH 31,
                                                                                ----------------------
                                                                                  2001          2002
                                                                                --------      --------
                                                                                    (IN MILLIONS,
                                  ASSETS                                        EXCEPT PER SHARE DATA)
Current assets:
  Cash and cash equivalents ...............................................     $  146.0      $  330.0
  Marketable securities ...................................................        144.7         215.8
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $25.6 and $24.2 ......        292.6         182.6
    Trade finance receivables, current ....................................        213.5         129.9
                                                                                --------      --------
         Total accounts receivable ........................................        506.1         312.5
  Income taxes receivable .................................................          8.3          70.1
  Other current assets ....................................................         97.6          68.4
                                                                                --------      --------
         Total current assets .............................................        902.7         996.8
Property and equipment, net of accumulated depreciation and
  amortization of $201.2 and $259.3 .......................................        456.5         443.0
Software development costs and related assets, net of accumulated
  amortization of $230.0 and $336.2 .......................................        242.7         211.8
Long-term marketable securities ...........................................        713.3         557.9
Long-term finance receivables .............................................        236.3         176.3
Acquired technology, net of accumulated amortization
  of $75.9 and $115.6 .....................................................         95.3          50.2
Goodwill and other intangibles, net of accumulated amortization
   of $250.8 and $389.4 ...................................................        317.6         133.6
Other long-term assets ....................................................         69.5         106.6
                                                                                --------      --------
                                                                                $3,033.9      $2,676.2
                                                                                ========      ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ..................................................     $   22.1      $   16.2
  Accrued liabilities .....................................................        182.3         204.2
  Short-term borrowings ...................................................        150.0          --
  Current portion of deferred revenue .....................................        474.6         460.2
                                                                                --------      --------
         Total current liabilities ........................................        829.0         680.6
Long-term deferred revenue ................................................        382.8         483.1
Other long-term liabilities ...............................................          6.8           5.9
                                                                                --------      --------
         Total liabilities ................................................      1,218.6       1,169.6
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 1.0 shares authorized, none issued
    and outstanding .......................................................           --            --
  Common stock, $.01 par value, 600.0 shares authorized, 248.1 and 249.0
    shares issued .........................................................          2.5           2.5
  Additional paid-in capital ..............................................        530.9         536.9
  Retained earnings .......................................................      1,336.2       1,126.6
  Accumulated other comprehensive income (loss) ...........................         (9.8)        (18.8)
                                                                                --------      --------
                                                                                 1,859.8       1,647.2
  Less treasury stock, at cost, 0.8 and 8.0 shares ........................        (20.9)       (135.2)
  Less unearned portion of restricted stock compensation ..................        (23.6)         (5.4)
                                                                                --------      --------
         Total stockholders' equity .......................................      1,815.3       1,506.6
                                                                                --------      --------
                                                                                $3,033.9      $2,676.2
                                                                                ========      ========


                   The accompanying notes are an integral part of these consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)



                                                                                 YEARS ENDED MARCH 31,
                                                                      ---------------------------------------
                                                                        2000            2001          2002
                                                                      ---------      ---------      ---------
                                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues:
  License .........................................................   $ 1,180.2      $   892.2      $   625.0
  Maintenance .....................................................       485.7          524.1          575.8
  Professional services ...........................................        53.3           93.3           88.1
                                                                      ---------      ---------      ---------
          Total revenues ..........................................     1,719.2        1,509.6        1,288.9
                                                                      ---------      ---------      ---------
Selling and marketing expenses ....................................       559.7          600.7          538.8
Research and development expenses .................................       390.4          442.6          479.2
Cost of professional services .....................................        74.1          101.1           95.3
General and administrative expenses ...............................       135.1          165.5          151.7
Acquired research and development .................................        80.8           21.4           --
Amortization and impairment of acquired technology,
  goodwill and intangibles ........................................       139.1          178.2          241.8
Restructuring and severance costs .................................          --             --           52.9
Legal settlement ..................................................        55.4             --             --
Merger-related costs and compensation charges .....................        14.1            8.6           12.8
                                                                      ---------      ---------      ---------
          Total operating expenses ................................     1,448.7        1,518.1        1,572.5
                                                                      ---------      ---------      ---------
          Operating income (loss) .................................       270.5           (8.5)        (283.6)
Interest and other income, net ....................................        62.6           79.4           62.3
Interest expense ..................................................       (23.4)         (11.3)          (0.4)
Gain (loss) on marketable securities ..............................         1.7            0.8           (8.8)
                                                                      ---------      ---------      ---------
          Other income, net .......................................        40.9           68.9           53.1
                                                                      ---------      ---------      ---------
          Earnings (loss) before income taxes .....................       311.4           60.4         (230.5)
Income taxes ......................................................        68.9           18.0          (46.4)
                                                                      ---------      ---------      ---------
          Net earnings (loss) .....................................   $   242.5      $    42.4      $  (184.1)
                                                                      =========      =========      =========
Basic earnings (loss) per share ...................................   $    1.01      $    0.17      $   (0.75)
                                                                      =========      =========      =========
Diluted earnings (loss) per share .................................   $    0.96      $    0.17      $   (0.75)
                                                                      =========      =========      =========
Shares used in computing basic earnings (loss) per share ..........       241.0          245.4          245.0
                                                                      =========      =========      =========
Shares used in computing diluted earnings (loss) per share ........       253.0          252.5          245.0
                                                                      =========      =========      =========

Comprehensive income (loss):
  Net earnings (loss) .............................................   $   242.5      $    42.4      $  (184.1)
  Foreign currency translation adjustment .........................         5.1           (1.9)          (9.5)
  Unrealized gain (loss) on securities available for sale:
     Unrealized gain (loss), net of taxes of $0.5, $1.0
       and $0.6....................................................        (7.7)          (1.9)           1.1
     Realized (gain) loss included in net earnings (loss), net
       of taxes of $0.4, $0.3 and $1.0 ............................        (1.3)          (0.5)           1.9
     Elimination of unrealized gain on New Dimension shares
       in purchase accounting, net of taxes of $8.5, $-- and $-- ..       (12.7)            --             --
                                                                      ---------      ---------      ---------
                                                                          (21.7)          (2.4)           3.0
  Unrealized gain on derivative instruments:
     Unrealized gain, net of taxes of $7.8, $6.3 and $0.6 .........        14.5           11.6            1.0
     Realized gain included in net earnings (loss), net of
       taxes of $5.4, $7.4 and $1.9 ...............................       (10.1)         (13.7)          (3.5)
                                                                      ---------      ---------      ---------
                                                                            4.4           (2.1)          (2.5)
                                                                      ---------      ---------      ---------
          Comprehensive income (loss) .............................   $   230.3      $    36.0      $  (193.1)
                                                                      =========      =========      =========


                   The accompanying notes are an integral part of these consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 2000, 2001 AND 2002
                                  (IN MILLIONS)






                                                                                                                        FOREIGN
                                                                       COMMON STOCK           ADDITIONAL                CURRENCY
                                                                    ---------------------      PAID-IN     RETAINED    TRANSLATION
                                                                     SHARES       AMOUNT       CAPITAL     EARNINGS     ADJUSTMENT
                                                                    --------     --------     ----------   --------    -----------
Balance, March 31, 1999 .........................................      236.6     $    2.4     $  185.8     $1,143.1      $  (11.1)
  Net earnings ..................................................         --           --           --        242.5            --
  Foreign currency translation adjustment .......................         --           --           --           --           5.1
  Options issued in connection with acquisitions ................         --           --          1.0           --            --
  Shares issued for stock-based compensation ....................        8.0           --        104.2           --            --
  Tax benefit of stock-based compensation .......................         --           --        110.1           --            --
  Earned portion of restricted stock compensation ...............         --           --           --           --            --
  Unrealized loss on securities available for sale ..............         --           --           --           --            --
  Realized gain on securities available for sale ................         --           --           --           --            --
  Elimination of unrealized gain on New Dimension shares in
    purchase accounting .........................................         --           --           --           --            --
  Unrealized gain on derivative instruments .....................         --           --           --           --            --
  Realized gain on derivative instruments .......................         --           --           --           --            --
                                                                    --------     --------     --------     --------      --------
Balance, March 31, 2000 .........................................      244.6          2.4        401.1      1,385.6          (6.0)
  Net earnings ..................................................         --           --           --         42.4            --
  Foreign currency translation adjustment .......................         --           --           --           --          (1.9)
  Common stock and options issued in connection with
    acquisitions ................................................        1.6          0.1         79.3           --            --
  Treasury stock purchases ......................................         --           --           --           --            --
  Shares issued for stock-based compensation ....................        1.9           --         33.1        (91.8)           --
  Tax benefit of stock-based compensation .......................         --           --         17.4           --            --
  Earned portion of restricted stock compensation ...............         --           --           --           --            --
  Unrealized loss on securities available for sale ..............         --           --           --           --            --
  Realized gain on securities available for sale ................         --           --           --           --            --
  Unrealized gain on derivative instruments .....................         --           --           --           --            --
  Realized gain on derivative instruments .......................         --           --           --           --            --
                                                                    --------     --------     --------     --------      --------
Balance, March 31, 2001 .........................................      248.1          2.5        530.9      1,336.2          (7.9)
  Net loss ......................................................         --           --           --       (184.1)           --
  Foreign currency translation adjustment .......................         --           --           --           --          (9.5)
  Treasury stock purchases ......................................         --           --           --           --            --
  Shares issued/forfeited for stock-based compensation ..........        0.9           --          2.1        (25.5)           --
  Tax benefit of stock-based compensation .......................         --           --          3.9           --            --
  Earned portion of restricted stock compensation ...............         --           --           --           --            --
  Unrealized gain on securities available for sale ..............         --           --           --           --            --
  Realized loss on securities available for sale ................         --           --           --           --            --
  Unrealized gain on derivative instruments .....................         --           --           --           --            --
  Realized gain on derivative instruments .......................         --           --           --           --            --
                                                                    --------     --------     --------     --------      --------
Balance, March 31, 2002 .........................................      249.0     $    2.5     $  536.9     $1,126.6      $  (17.4)
                                                                    ========     ========     ========     ========      ========



                                                                UNREALIZED
                                                                GAIN (LOSS)
                                                                   ON         UNREALIZED                UNEARNED
                                                                SECURITIES      GAIN ON                PORTION OF
                                                                AVAILABLE     DERIVATIVE    TREASURY   RESTRICTED      TOTAL
                                                                 FOR SALE,   INSTRUMENTS,    STOCK,      STOCK      STOCKHOLDERS'
                                                               NET OF TAXES  NET OF TAXES   AT COST   COMPENSATION     EQUITY
                                                               ------------  ------------   --------  ------------  -------------
Balance, March 31, 1999 ......................................   $   19.1      $    0.8     $     --    $   (5.7)     $1,334.4
  Net earnings ...............................................         --            --           --          --         242.5
  Foreign currency translation adjustment ....................         --            --           --          --           5.1
  Options issued in connection with acquisitions .............         --            --           --          --           1.0
  Shares issued for stock-based compensation .................         --            --           --        (1.8)        102.4
  Tax benefit of stock-based compensation ....................         --            --           --          --         110.1
  Earned portion of restricted stock compensation ............         --            --           --         2.7           2.7
  Unrealized loss on securities available for sale ...........       (7.7)           --           --          --          (7.7)
  Realized gain on securities available for sale .............       (1.3)           --           --          --          (1.3)
  Elimination of unrealized gain on New Dimension shares in
    purchase accounting ......................................      (12.7)           --           --          --         (12.7)
  Unrealized gain on derivative instruments ..................         --          14.5           --          --          14.5
  Realized gain on derivative instruments ....................         --         (10.1)          --          --         (10.1)
                                                                 --------      --------     --------    --------      --------
Balance, March 31, 2000 ......................................       (2.6)          5.2           --        (4.8)      1,780.9
  Net earnings ...............................................         --            --           --          --          42.4
  Foreign currency translation adjustment ....................         --            --           --          --          (1.9)
  Common stock and options issued in connection with
   acquisitions ..............................................         --            --           --       (25.1)         54.3
  Treasury stock purchases ...................................         --            --       (155.1)         --        (155.1)
  Shares issued for stock-based compensation .................         --            --        134.2       (13.5)         62.0
  Tax benefit of stock-based compensation ....................         --            --           --          --          17.4
  Earned portion of restricted stock compensation ............         --            --           --        19.8          19.8
  Unrealized loss on securities available for sale ...........       (1.9)           --           --          --          (1.9)
  Realized gain on securities available for sale .............       (0.5)           --           --          --          (0.5)
  Unrealized gain on derivative instruments ..................         --          11.6           --          --          11.6
  Realized gain on derivative instruments ....................         --         (13.7)          --          --         (13.7)
                                                                 --------      --------     --------    --------      --------
Balance, March 31, 2001 ......................................       (5.0)          3.1        (20.9)      (23.6)      1,815.3
  Net loss ...................................................         --            --           --          --        (184.1)
  Foreign currency translation adjustment ....................         --            --           --          --          (9.5)
  Treasury stock purchases ...................................         --            --       (156.1)         --        (156.1)
  Shares issued/forfeited for stock-based compensation .......         --            --         41.8         2.1          20.5
  Tax benefit of stock-based compensation ....................         --            --           --          --           3.9
  Earned portion of restricted stock compensation ............         --            --           --        16.1          16.1
  Unrealized gain on securities available for sale ...........        1.1            --           --          --           1.1
  Realized loss on securities available for sale .............        1.9            --           --          --           1.9
  Unrealized gain on derivative instruments ..................         --           1.0           --          --           1.0
  Realized gain on derivative instruments ....................         --          (3.5)          --          --          (3.5)
                                                                 --------      --------     --------    --------      --------
Balance, March 31, 2002 ......................................   $   (2.0)     $    0.6     $ (135.2)   $   (5.4)     $1,506.6
                                                                 ========      ========     ========    ========      ========


                   The accompanying notes are an integral part of these consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         YEARS ENDED MARCH 31,
                                                                                ------------------------------------
                                                                                  2000          2001          2002
                                                                                --------      --------      --------
                                                                                           (IN MILLIONS)
Cash flows from operating activities:
  Net earnings (loss) .....................................................     $  242.5      $   42.4      $ (184.1)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Restructuring and severance costs .....................................           --            --          18.0
    Acquired research and development and merger-related
       costs and compensation charges .....................................         80.8          29.7          11.6
    Depreciation and amortization .........................................        235.6         314.9         375.6
    Impairment of acquired technology and goodwill ........................           --            --          63.3
    Write-off of technology assets and investments ........................           --            --          10.0
    Loss on sale/disposal of property and equipment .......................          7.7           0.9           0.2
    (Gain) loss on marketable securities ..................................         (1.7)         (0.8)          8.8
    Equity in loss of unconsolidated affiliate ............................           --           0.3           0.6
    Gain on sale of financial instrument ..................................           --          (2.9)           --
    Gain from real estate transaction .....................................           --          (6.3)           --
    Change in allowance for doubtful accounts .............................         11.3          (5.9)         (1.4)
    Deferred income tax benefit ...........................................         (3.4)        (20.2)         (6.3)
    Earned portion of restricted stock compensation and other
       compensatory stock issuances .......................................          2.7          10.8           2.2
    Changes in operating assets and liabilities, net of acquisitions:
      (Increase) decrease in accounts receivable ..........................       (143.7)         36.3         108.8
       Increase (decrease) in current and long-term deferred
           revenue ........................................................        (51.7)        161.8         109.3
       Change in other operating assets and liabilities ...................        (13.4)         18.1           6.2
                                                                                --------      --------      --------
         Net cash provided by operating activities ........................        366.7         579.1         522.8
                                                                                --------      --------      --------
Cash flows from investing activities:
  Cash paid for technology acquisitions and other
     investments, net of cash acquired ....................................       (649.1)       (133.8)        (19.9)
  Return of capital for cost-basis investments ............................           --            --           3.2
  Purchases of marketable securities ......................................       (139.5)       (187.1)       (134.6)
  Maturities of/proceeds from sales of marketable securities ..............         80.0         238.6         204.5
  Purchases of property and equipment .....................................       (148.0)       (182.5)        (64.3)
  Proceeds from sales of property and equipment ...........................           --           0.2           6.7
  Capitalization of software development costs and related assets .........       (102.7)       (112.2)       (104.2)
  (Increase) decrease in long-term finance receivables ....................         26.6         (13.7)         60.0
  Proceeds from sale of financial instrument ..............................           --           9.4            --
  Proceeds from real estate transaction ...................................           --           6.5            --
                                                                                --------      --------      --------
         Net cash used in investing activities ............................       (932.7)       (374.6)        (48.6)
                                                                                --------      --------      --------
Cash flows from financing activities:
  Treasury stock purchased ................................................           --        (155.1)       (155.1)
  Stock options exercised and other .......................................        103.6          59.6          21.3
  Proceeds from borrowings ................................................        498.8          35.0            --
  Payments on borrowings ..................................................       (237.0)       (148.5)       (150.0)
                                                                                --------      --------      --------
         Net cash provided by (used in) financing activities ..............        365.4        (209.0)       (283.8)
  Effect of exchange rate changes on cash .................................          5.1          (1.9)         (6.4)
                                                                                --------      --------      --------
         Net change in cash and cash equivalents ..........................       (195.5)         (6.4)        184.0
Cash and cash equivalents, beginning of year ..............................        347.9         152.4         146.0
                                                                                --------      --------      --------
Cash and cash equivalents, end of year ....................................     $  152.4      $  146.0      $  330.0
                                                                                ========      ========      ========
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amounts capitalized ......................     $   22.6      $    9.6      $    1.7
  Cash paid for income taxes ..............................................     $   15.0      $   20.9      $   21.9
  Common stock and options issued and liabilities
     assumed in acquisitions ..............................................     $   93.0      $   59.8      $    3.4
  Receivable for sale of fixed assets .....................................     $     --      $    3.1      $     --
  Common stock received as consideration for technology sale ..............     $     --      $     --      $    0.2


                   The accompanying notes are an integral part of these consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations

    BMC Software, Inc. and its majority-owned subsidiaries (collectively, the Company or BMC) develop software that provides systems management solutions for large enterprises. BMC markets, sells and supports its solutions primarily through its sales offices around the world, as well as through its relationships with independent partners. The Company also performs software implementation, integration and education services for its customers. Numerous factors affect the Company's operating results, including general economic conditions, market acceptance and demand for its products, its ability to develop new products, rapidly changing technologies and competition. For a discussion of certain of these important factors, see the discussion in Management's Discussion and Analysis of Results of Operations and Financial Condition under the heading "Certain Risks and Uncertainties."

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

    Certain amounts previously reported have been reclassified in order to ensure comparability among the years reported. Beginning in fiscal 2002, reimbursements of out-of-pocket expenses are presented as professional services revenues, rather than as a reduction of the cost of professional services. All periods presented have been reclassified for consistency.

(d) Cash and Cash Equivalents

    The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2001 and 2002, the Company's cash equivalents were comprised primarily of money market funds. The Company's cash equivalents are subject to potential credit risk. The Company's cash management and investment policies restrict investments to investment quality, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

(e) Long Lived Assets

Property and Equipment --

    Property and equipment are stated at cost. Depreciation on all property and equipment, with the exception of buildings and leasehold improvements, is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Depreciation on buildings is calculated using the straight-line method over the useful lives of the components of the buildings, which range from 20 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets, which range from two to eight years. Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In fiscal 2000 and 2001, $0.4 million and $5.6 million of interest cost was capitalized. No interest was capitalized in fiscal 2002.

    Internal-use software is accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of an internal-use software development project be expensed as incurred.

    A summary of property and equipment is as follows:

                                                                          MARCH 31,
                                                                     ------------------
                                                                      2001        2002
                                                                     ------      ------
                                                                        (IN MILLIONS)
         Land ..................................................     $ 27.0      $ 27.0
         Buildings and leasehold improvements ..................      180.5       334.7
         Construction in progress ..............................      146.0         1.0
         Computers, software, furniture and equipment ..........      304.2       339.6
                                                                     ------      ------
                                                                      657.7       702.3
           Less accumulated depreciation and amortization ......     (201.2)     (259.3)
                                                                     ------      ------
         Net property and equipment ............................     $456.5      $443.0
                                                                     ======      ======

    Depreciation expense recorded during the years ended March 31, 2000, 2001 and 2002, was $56.4 million, $67.5 million and $73.2 million, respectively.

    The Company assesses impairment of property and equipment under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires the recognition of a liability for the fair value of an asset retirement obligation in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the obligation is incurred, the liability must be recognized when a reasonable estimate of fair value can be made. Upon initial recognition of such a liability, an equal amount must be capitalized into the carrying amount of the related long-lived asset and subsequently expensed over its useful life. The provisions of SFAS No. 143 are required to be applied for fiscal years beginning after June 15, 2002. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. This statement establishes a single accounting model, based on the framework in SFAS No. 121, for long-lived assets to be disposed of by sale and resolves significant implementation issues related to Statement 121. The provisions of SFAS No. 144 are required to be applied for fiscal years beginning after December 15, 2001. The Company believes that adoption of SFAS No. 143 and SFAS No. 144 will not have a material effect on its financial position or results of operations.

Software Development Costs and Related Assets  --

    Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Purchased software and related assets are recorded at cost. The capitalized software costs are amortized over the products' estimated useful lives, which is typically five years, beginning upon the declaration of the underlying products as generally available for sale. Each quarter, the Company analyzes the realizability of its recorded software assets under the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." This process can result in accelerated amortization charges. During the years ended March 31, 2000, 2001 and 2002, $102.7 million, $112.2 million and $104.2 million, respectively, of software costs were capitalized. Amortization for the years ended March 31, 2000, 2001 and 2002 was $40.2 million, $60.2 million and $115.7 million, respectively, including $8.2 million, $16.5 million and $57.2 million, respectively, of accelerated amortization for software products that were not expected to generate sufficient future revenues necessary for the Company to realize the carrying value of these assets. As a result of the changes in market conditions and research and development headcount reductions during the year ended March 31, 2002, the Company began focusing more on its core and high-potential growth businesses. As part of this effort, the Company reviewed its product portfolio during fiscal 2002 and discontinued certain products throughout the portfolio. To the extent that there were any capitalized software development costs remaining on the balance sheet related to these products, amortization was accelerated to write these balances off. This caused the increase in accelerated amortization from fiscal 2001 to fiscal 2002 above. The net effect of software development cost capitalization and amortization is included in research and development expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

    During the year ended March 31 2002, the Company also wrote off software assets totaling $14.9 million associated with certain business information integration products that were discontinued during the year as a result of the dissolution of that business unit as part of the Company's restructuring plan. This charge is included in restructuring and severance costs in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended March 31, 2002 and is discussed further in Note 12 - Restructuring and Severance Costs.

Acquired Technology, Goodwill and Other Intangibles --

    Acquired technology, representing developed technology of acquired businesses, is stated at cost and is amortized on a straight line basis over the products' estimated useful lives, which are typically three to five years. The portion of a purchase which pertains to in-process research and development is expensed in the period of the acquisition. Each quarter, the Company analyzes the realizability of its acquired technology assets under the provisions of SFAS No. 86.

    Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and other intangibles are stated at cost and are amortized on a straight-line basis over the estimated future periods to be benefited, which is typically three to four years. Enterprise-level goodwill is evaluated for impairment under the provisions of Accounting Principles Board Opinion No. 17, "Intangible Assets," and other intangibles are evaluated under the provisions of SFAS No. 121 when events or circumstances indicate that the carrying amount of these assets may not be recoverable.

    During the year ended March 31, 2002, the Company performed an assessment of the carrying values of its acquired technology, goodwill and intangibles recorded in connection with various acquisitions. The assessment was performed because sustained negative economic conditions impacted BMC's operations and expected future revenues. Current economic indicators suggest that these conditions may continue for the foreseeable future. As a result, the Company recorded impairment charges of $15.5 million related to acquired technology to reflect these assets at their current estimated net realizable values and $47.8 million related to goodwill to reflect these assets at their current estimated fair values. These charges are reflected together with amortization expense in the accompanying consolidated statements of operations and comprehensive income
(loss) for the year ended March 31, 2002, as amortization and impairment of acquired technology, goodwill and intangibles.

    The impairment charges for acquired technology reflect the amounts by which the carrying values exceeded the estimated net realizable values of the products. The net realizable values for acquired technology were estimated as the future gross revenues from the products reduced by the estimated future costs of completing and disposing of the products, including the costs of performing maintenance and customer support required to satisfy our responsibilities set forth at the time of sale. The impairment charges for goodwill reflect the amounts by which the carrying values exceeded the estimated fair values of these assets. Fair value was determined by discounting estimated future net cash flows related to these assets. No impairment was identified for other intangible assets. Impairment charges by asset category were as follows:


                                                                            TOTAL
                                                  ACQUIRED               IMPAIRMENT
                                                 TECHNOLOGY   GOODWILL     CHARGE
                                                 ----------   --------   ----------
                                                           (IN MILLIONS)
         Acquisition:
            New Dimension Software Ltd. ......     $   8.4     $    --     $   8.4
            Evity, Inc. ......................         0.8        21.6        22.4
            OptiSystems Solutions, Ltd. ......         2.0        20.2        22.2
            Perform SA .......................         4.3         6.0        10.3
                                                   -------     -------     -------
                Total ........................     $  15.5     $  47.8     $  63.3
                                                   =======     =======     =======

    As of March 31, 2002, acquired technology of $50.2 million and goodwill and intangibles of $133.6 million remained. As of April 1, 2002, the Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets." Under this pronouncement, goodwill and those intangible assets with indefinite lives will no longer be amortized, but rather will be tested for impairment annually and when events or circumstances indicate that their fair value has been reduced below carrying value. As such, adoption of this Statement will eliminate a portion of the amortization expense from the Company's consolidated statement of operations and comprehensive income (loss), which for the year ended March 31, 2002 totaled $130.0 million. Acquired technology and intangible assets with finite lives will continue to be amortized under SFAS No. 86 and SFAS No. 142, respectively. Goodwill and intangibles of $124.9 million will remain at April 1, 2002, that will no longer be amortized. Intangible assets of $8.7 million with finite lives will continue to be amortized over those useful lives. We are in the process of determining the impairment charge, if any, that will be required upon adoption of this Statement. If such a charge is required, it will be reflected as the effect of a change in accounting principle in the consolidated statement of operations and comprehensive income (loss) for the quarter ending June 30, 2002.

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

    The Company accounts for derivative financial instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, depending on the rights or obligations under the contracts, at its fair value, and also require that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For a qualifying cash flow hedge, the effective portion of changes in fair value of the derivative instrument are initially recognized in other comprehensive income and then are reclassified into earnings in the period that the hedged transaction affects earnings. Such accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in earnings, and requires the Company to formally document, designate and continuously assess the effectiveness of transactions that receive hedge accounting.

    The Company primarily utilizes two types of derivative financial instruments in managing its foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to reduce currency exposure associated with the Company's rights and obligations denominated in foreign currencies that subject the Company to transaction risk. Such rights and obligations include accounts receivable, intercompany receivables/payables, cash balances and certain liabilities of foreign operations. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of each month. The fair value associated with these forward exchange contracts at March 31, 2001 and 2002 is not material.

    Forward exchange contracts and purchased option contracts are used by the Company to hedge anticipated, but not firmly committed, sales transactions, and qualify as cash flow hedges. The Company believes that the anticipated sales transactions are probable and highly correlated with the derivative instruments. Probability weightings are applied to the forecasted quarterly sales amounts up to one year into the future and contracts are purchased to hedge the foreign currency exchange risk on these weighted amounts with specified revenues being designated as the hedged item. The Company excludes the change in the time value of the contracts from its assessment of hedge effectiveness. In the event a hedge ceases to be highly effective, the derivative is subsequently sold, or the Company discontinues hedging operations, any unrecognized premium costs or deferred gains will be recognized in earnings in that period. During fiscal 2000, 2001 and 2002, the Company did not recognize any amounts in earnings due to hedge ineffectiveness, nor did the Company discontinue any cash flow hedges. The terms of the Company's forward exchange contracts and purchased option contracts are typically one year or less. The fair value of these forward exchange contracts, determined based upon market forward exchange rates, and purchased option contracts, estimated using the Black Scholes option pricing model, at March 31, 2001 and 2002 was $5.6 million and $1.2 million, respectively, and is included in other current assets in the consolidated balance sheets. Changes in the intrinsic value of forward exchange contracts and purchased option contracts are reported as a component of other comprehensive income (loss).

    The balances in other comprehensive income (loss) related to derivative instruments as of March 31, 2002 are expected to be recognized in earnings over the next twelve months. During the years ended March 31, 2000, 2001 and 2002, general and administrative expenses included $0.3 million, $0.1 million and $2.0 million, respectively, related to premium, discount and time value realization from derivative financial instruments and unhedged immaterial foreign exchange exposures. The gains and losses from the Company's foreign currency financial instruments are netted with the currency gains and losses of the hedged item in the Company's consolidated statements of operations and comprehensive income
(loss).

    The Company is exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but it does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, the Company diversifies this risk across several counterparties and utilizes master netting agreements to mitigate the credit risk of derivative financial instruments.

(g) Deferred Revenue

    Deferred revenue is comprised of deferred maintenance, license, professional services and other revenues. Deferred maintenance revenue is not recorded until it has been collected or is supported by a formal, financing arrangement, and is recognized in the statement of operations over the term of the arrangement, which terms primarily range from one to five years. The principal components of deferred revenue as of March 31, 2001 and 2002 are as follows:

                                                                 MARCH 31,
                                                           -------------------
                                                            2001         2002
                                                           -------     -------
                                                            (IN MILLIONS)
         Current:
           Maintenance ...............................     $ 332.3     $ 351.9
           License ...................................        70.2        67.5
           Professional Services .....................        35.2        33.3
           Other .....................................        36.9         7.5
                                                           -------     -------
              Total current deferred revenue .........       474.6       460.2
         Long-Term:
           Maintenance ...............................       344.0       380.6
           License ...................................        36.5       101.4
           Other .....................................         2.3         1.1
                                                           -------     -------
              Total long-term deferred revenue .......       382.8       483.1
                                                           -------     -------
              Total deferred revenue .................     $ 857.4     $ 943.3
                                                           =======     =======

(h) Revenue Recognition

    The Company generates revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services. The Company utilizes written contracts as the means to establish the terms and conditions by which the Company's products, support and services are sold to its customers.

    The Company recognizes revenue in accordance with the AICPA SOP 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In applying these statements, the Company recognizes software license fees upon meeting the following four criteria: execution of the signed contract, delivery of the underlying products to the customer and the acceptance of such products by the customer, determination that the software license fees are fixed and determinable, and determination that collection of the software license fees is probable. In instances when any one of the four criteria are not met, the Company will either defer recognition of the software license revenue until the criteria are met or will recognize the software license revenue on a ratable basis, as required by SOPs 97-2 and 98-9. Maintenance, enhancement and support revenues are recognized ratably over the term of the arrangement on a straight-line basis. Revenues from license and maintenance transactions that are financed are generally recognized in the same manner as those requiring current payment. The Company has an established business practice of offering installment contracts to customers and has a history of successfully enforcing original payment terms without making concessions. Further, the payment obligations are unrelated to product implementation or any other post-transaction activity. Revenues from sales through agents, distributors and resellers are recorded either at the gross amount charged the customer or net of commissions paid, based on the economic risks and ongoing product support responsibilities assumed by the Company. Revenues from professional services are typically recognized as the services are performed for time-and-materials contracts, or on a percentage-of-completion basis.

     When several elements, including software licenses, maintenance, enhancement and support and professional services, are sold to a customer through a single contract, the revenues from such multiple-element arrangements are allocated to each element based upon the residual method, whereby the fair value of the undelivered elements of the contract is deferred. The Company has established vendor-specific objective evidence of fair value for maintenance, enhancement and support and professional services. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance, enhancement and support and/or professional services, and where the maintenance, enhancement and support and/or professional services are not essential to the functionality of the delivered software. In those instances where professional services are essential to the functionality of the software licenses, contract accounting is applied to both the software license and services elements of the arrangement. In the event a contract contains terms which are inconsistent with the Company's vendor-specific objective evidence, all revenues from the contract are deferred until such evidence is established or are recognized on a ratable basis.

(i) Earnings Per Share

     Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the years ended March 31, 2000, 2001 and 2002, the treasury stock method effect of 1.5 million, 19.1 million and 38.4 million weighted options, respectively, and --, 0.9 million and 0.5 million weighted unearned restricted shares, respectively, has been excluded from the calculation of diluted EPS as it is anti-dilutive. The following table summarizes the basic and diluted EPS computations for the years ended March 31, 2000, 2001 and 2002:

                                                                       YEARS ENDED MARCH 31,
                                                                    ---------------------------
                                                                     2000      2001       2002
                                                                    -------   -------   -------
                                                                     (IN MILLIONS, EXCEPT PER
                                                                           SHARE AMOUNTS)
         Basic earnings (loss) per share:
           Net earnings (loss) ..................................   $ 242.5   $  42.4   $(184.1)
                                                                    -------   -------   -------
           Weighted average number of common shares .............     241.0     245.4     245.0
                                                                    -------   -------   -------
           Basic earnings (loss) per share ......................   $  1.01   $  0.17   $ (0.75)
                                                                    =======   =======   =======
         Diluted earnings (loss) per share:
           Net earnings (loss) ..................................   $ 242.5   $  42.4   $(184.1)
                                                                    -------   -------   -------
           Weighted average number of common shares .............     241.0     245.4     245.0
           Incremental shares from assumed conversions of
              stock options and other dilutive securities .......      12.0       7.1        --
                                                                    -------   -------   -------
           Adjusted weighted average number of common shares ....     253.0     252.5     245.0
                                                                    -------   -------   -------
           Diluted earnings (loss) per share ....................   $  0.96   $  0.17   $ (0.75)
                                                                    =======   =======   =======

(j) Treasury Stock

     On April 24, 2000, the Company's board of directors authorized the Company to repurchase up to $500.0 million in common stock. During the years ended March 31, 2001 and 2002, 7.2 million and 9.0 million shares, respectively, were purchased for $155.1 million and $156.1 million, respectively, under this authorization. No shares were repurchased during the year ended March 31, 2000.

(k) Comprehensive Income (Loss)

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income (loss) is the total of net earnings (loss) and all other non-owner changes in equity, which for the Company include foreign currency translation adjustments and unrealized gains and losses on securities available for sale and the effective portion of unrealized gains and losses on derivative financial instruments that qualify as cash flow hedges. A reconciliation of reported net earnings (loss) to comprehensive income (loss) is included in the consolidated statements of operations and comprehensive income (loss).

(2) TECHNOLOGY ACQUISITIONS

     On April 14, 1999, the Company acquired, through a public tender offer, in excess of 95% of the outstanding ordinary shares of New Dimension Software, Ltd. (New Dimension). Total consideration paid approximated $673.0 million, including the cost of the remaining 5% of outstanding shares acquired during fiscal 2000 and the Company's historical cost of approximately $2.0 million for shares of New Dimension previously owned by Boole & Babbage, Inc. (Boole). Unrealized gains of approximately $21.2 million related to these New Dimension shares included in long-term marketable securities and accumulated other comprehensive income at March 31, 1999, were eliminated when the acquisition was recorded. The acquisition was accounted for as a purchase transaction, and the purchase price was allocated as follows: $126.3 million to acquired technology, $435.9 million to goodwill and other intangibles and $30.0 million to equipment, receivables and other non-software assets, net of liabilities assumed. All intangible assets are being amortized on a straight-line basis over four years, which represents the estimated future periods to be benefited. Additionally, the Company allocated $80.8 million, or 12% of the purchase price, to in-process research and development (IPR&D), which represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility nor had an alternative future use.

     At the acquisition date, New Dimension was conducting design, development, engineering and testing activities in the following areas:

     o Integrated Operations Architecture for the Enterprise, which was to be the supporting infrastructure for all of the distributed systems products from New Dimension. This project, as originally intended, was cancelled as the Company determined it was more appropriate to gradually extend the existing distributed systems infrastructure rather than replace it.

     o Expansion of the Output Management product family to include products for distributed systems.

     o E-business enablement, the development of the infrastructure necessary to "Internet-ize" the entire New Dimension product family.

     o Security, including additional features and add-on applications for existing security applications.

     o Enhancements to the CONTROL-M, CONTROL-D, CONTROL-SA and Enterprise Controlstation products.

     As of the date of the New Dimension acquisition, the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential use of the technology in different products, the stage of development and life cycle of each project, resale of the software and internal use. As such, the value of the purchased IPR&D was expensed at the time of the acquisition. As of March 31, 2002, the Integrated Operations Architecture for the Enterprise project has been cancelled and the remaining projects have been completed and the related products were made generally available.

     On April 25, 2000, the Company acquired all of the outstanding shares of Evity, Inc. (Evity) in a transaction accounted for as a purchase. The aggregate purchase price totaled $67.3 million, including cash consideration of $10.0 million, 1.0 million shares of common stock, 0.4 million common stock options and transaction costs, and was allocated as follows: $2.5 million to acquired technology, $57.8 million to goodwill and other intangibles and $7.0 million, or 10% of the purchase price, to IPR&D. Net tangible assets acquired were insignificant. All intangible assets are being amortized on a straight-line basis over three years, which represents the estimated future periods to be benefited. The amount allocated to purchased IPR&D represents the estimated fair value, based on risk-adjusted cash flows, related to Evity's research and development projects not yet completed. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date, during the quarter ended June 30, 2000.

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

     At the acquisition date, the technologies under development were approximately 45% complete based on engineering man-month data and technological progress. Evity had incurred nearly $1.0 million on the in-process projects and expected to spend approximately $1.3 million to complete all phases of the research and development. Anticipated completion dates ranged from 4 to 18 months, at which times the Company expected to begin benefiting from the developed technologies. The Company completed SiteAngel 2.0 during the year ended March 31, 2001 and project costs were materially consistent with management's estimates at the acquisition date. Also during fiscal 2001, the remaining projects in-process at the acquisition date were suspended indefinitely.

     On August 8, 2000, the Company acquired all of the outstanding shares of OptiSystems Solutions, Ltd. (OptiSystems) in a transaction accounted for as a purchase. The aggregate purchase price totaled $71.5 million in cash, including transaction costs, and was allocated as follows: $6.3 million to acquired technology, $55.2 million to goodwill and other intangibles, $4.0 million to equipment, receivables and other non-software assets, net of liabilities assumed, and $6.0 million, or 8% of the purchase price, to purchased in-process research and development. All intangible assets are being amortized on a straight-line basis over three years, which represents the estimated future periods to be benefited. The amount allocated to purchased IPR&D represents the estimated fair value, based on risk-adjusted cash flows, related to OptiSystems' incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date, during the quarter ended September 30, 2000.

     At the acquisition date, OptiSystems was conducting design, development, engineering and testing activities associated with the completion of several components of its Energizer for R/3 product. The projects under development at the valuation date represented next-generation technologies that are expected to address emerging market demands for the enterprise application performance market.

     At the acquisition date, the technologies under development were approximately 50% complete based on engineering man-month data and technological progress. OptiSystems had incurred approximately $1.0 million on the in-process projects, and expected to spend approximately $1.2 million to complete all phases of the research and development. Anticipated completion dates ranged from 2 to 11 months, at which times the Company expected to begin benefiting from the developed technologies. The projects have been completed and project costs were materially consistent with management's estimates at the acquisition date.

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

                                           YEARS ENDED MARCH 31,
                                           ---------------------
                                              2000        2001
                                           ---------   ---------
                                            (IN MILLIONS, EXCEPT
                                               PER SHARE DATA)
         Total revenues ................   $ 1,725.6   $ 1,505.0
         Net earnings ..................   $   184.9   $    42.5
         Basic earnings per share ......   $    0.76   $    0.17
         Diluted earnings per share ....   $    0.73   $    0.17

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

     The Company completed other immaterial acquisitions during the years ended March 31, 2001 and 2002, which were accounted for under the purchase method. The aggregate purchase price for these transactions in fiscal 2001 totaled $36.1 million in cash and $0.3 million in common stock options, and was allocated as follows: $14.5 million to acquired technology, $18.2 million to goodwill and other intangibles and $3.7 million, or 10% of the aggregate purchase price, to purchased in-process research and development. Net tangible assets acquired were insignificant. The aggregate purchase price for these transactions in fiscal 2002 totaled $12.2 million in cash, and was allocated as follows: $10.5 million to acquired technology, $3.0 million to goodwill, and $1.3 million to assumed liabilities, net of tangible assets acquired. All intangible assets are being amortized on a straight-line basis over three years, which represents the estimated future periods to be benefited.

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

     The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations and venture capital rates of return. Due to the nature of the forecasts and risks associated with the projected growth and profitability of the developmental projects, discount rates of 20% to 30% were used to value the acquired IPR&D for the various acquisitions during fiscal 2000, 2001 and 2002. Specifically, discount rates of 20%, 30% and 25% were used to value the acquired IPR&D for New Dimension, Evity and OptiSystems, respectively. Rates of 15%, 20% and 20% were used in discounting the cash flows associated with the respective developed technologies. These discount rates were commensurate with the respective stage of development and the uncertainties in the economic estimates described above.

     The IPR&D charge for fiscal 2001 also includes the write-off of assets totaling $4.7 million related to a technology agreement with Envive Corporation that was terminated during the first quarter of fiscal 2001.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and requires that all such transactions be accounted for using one method, the purchase method. The Statement carries forward without reconsideration the guidance in APB Opinion No. 16, "Business Combinations," and certain of its amendments and interpretations related to the application of the purchase method of accounting, including the principles of historical-cost accounting, determination of the cost of an acquired entity, allocation of the cost of an acquired entity to assets acquired and liabilities assumed and determination of the acquisition date. The Company has adopted SFAS No. 141 for all business combinations initiated after June 30, 2001.

(3) MARKETABLE SECURITIES

     Management determines the appropriate classification of investments in marketable debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. The Company has the ability and intent to hold most of its debt securities to maturity and thus has classified these securities as "held to maturity" pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities have been recorded at amortized cost in the Company's consolidated balance sheets. Securities classified as "available for sale" are recorded at fair value. The resulting net unrealized gains or losses are recorded as a component of accumulated other comprehensive income (loss). The Company holds no securities classified as "trading securities." Gains and losses, realized and unrealized, are calculated using the specific identification method. The tables below summarize the Company's total marketable securities portfolio as of March 31, 2001 and 2002.

                           HELD-TO-MATURITY SECURITIES

                                                                           GROSS        GROSS
                                                               FAIR    UNRECOGNIZED  UNRECOGNIZED    AMORTIZED
                                                              VALUE        GAINS        LOSSES         COST
                                                              ------   ------------  ------------    ---------
                                                                                (IN MILLIONS)
         2001
         Maturities within 1 year:
           Municipal securities .......................       $ 87.7       $  0.6       $   --        $ 87.1
           Corporate bonds ............................         23.1          0.1           --          23.0
           Euro bonds and other .......................         18.9           --           --          18.9
           Mortgage securities ........................          2.1           --           --           2.1
                                                              ------       ------       ------        ------
                   Total maturities within 1 year .....       $131.8       $  0.7       $   --        $131.1
                                                              ======       ======       ======        ======
         Maturities from 1-5 years:
           Municipal securities .......................       $275.2       $  5.1       $   --        $270.1
           Corporate bonds ............................        167.2          4.3         (0.6)        163.5
           Euro bonds and other .......................         93.9          1.7         (0.1)         92.3
           Mortgage securities ........................          0.9           --           --           0.9
                                                              ------       ------       ------        ------
                   Total maturities from 1-5 years ....       $537.2       $ 11.1       $ (0.7)       $526.8
                                                              ======       ======       ======        ======

                                                                           GROSS        GROSS
                                                               FAIR    UNRECOGNIZED  UNRECOGNIZED    AMORTIZED
                                                              VALUE        GAINS        LOSSES         COST
                                                              ------   ------------  ------------    ---------
                                                                                (IN MILLIONS)
         2002
         Maturities within 1 year:
           Municipal securities .......................       $131.2       $  1.2       $   --        $130.0
           Corporate bonds ............................         23.6          0.4           --          23.2
           Euro bonds and other .......................         35.3          0.6           --          34.7
                                                              ------       ------       ------        ------
                   Total maturities within 1 year .....       $190.1       $  2.2       $   --        $187.9
                                                              ======       ======       ======        ======
         Maturities from 1-5 years:
           Municipal securities .......................       $140.5       $  3.9       $   --        $136.6
           Corporate bonds ............................        171.1          4.6         (1.6)        168.1
           Euro bonds and other .......................         63.8          1.7         (0.1)         62.2
           Mortgage securities ........................          0.2           --           --           0.2
                                                              ------       ------       ------        ------
                   Total maturities from 1-5 years ....       $375.6       $ 10.2       $ (1.7)       $367.1
                                                              ======       ======       ======        ======

                          AVAILABLE-FOR-SALE SECURITIES

                                                               AMORTIZED   TOTAL NET    TOTAL NET        FAIR
                                                                 COST        GAINS        LOSSES        VALUE
                                                               ---------   ---------    ---------       ------
                                                                                (IN MILLIONS)
          2001
          Maturities within 1 year:
            Corporate bonds .............................       $  6.3       $   --       $   --        $  6.3
            Euro bonds ..................................          7.3           --           --           7.3
                                                                ------       ------       ------        ------
                    Total maturities within 1 year ......       $ 13.6       $   --       $   --        $ 13.6
                                                                ======       ======       ======        ======

          Maturities from 1-5 years:
            Municipal securities ........................       $  2.6       $   --       $   --        $  2.6
            Corporate bonds .............................        107.1          2.2         (0.3)        109.0
            Euro bonds ..................................         45.9          1.2           --          47.1
            Mortgage securities .........................          1.1           --           --           1.1
            Mutual funds and other ......................         24.4           --         (3.6)         20.8
                                                                ------       ------       ------        ------
                    Total maturities from 1-5 years .....       $181.1       $  3.4       $ (3.9)       $180.6
                                                                ======       ======       ======        ======
          Maturities from 6-10 years:
            Corporate bonds .............................       $  5.7       $   --       $ (0.1)       $  5.6
            Equity securities ...........................          7.5           --         (7.2)          0.3
                                                                ------       ------       ------        ------
                    Total maturities from 6-10 years ....       $ 13.2       $   --       $ (7.3)       $  5.9
                                                                ======       ======       ======        ======

                                                               AMORTIZED   TOTAL NET    TOTAL NET        FAIR
                                                                 COST        GAINS        LOSSES        VALUE
                                                               ---------   ---------    ---------       ------
                                                                                (IN MILLIONS)
          2002
          Maturities within 1 year:
            Corporate bonds .............................       $ 15.5       $  0.2       $   --        $ 15.7
            Euro bonds ..................................         12.0          0.2           --          12.2
                                                                ------       ------       ------        ------
                    Total maturities within 1 year ......       $ 27.5       $  0.4       $   --        $ 27.9
                                                                ======       ======       ======        ======
          Maturities from 1-5 years:
            Municipal securities ........................       $  2.5       $  0.1       $   --        $  2.6
            Corporate bonds .............................        116.4          1.4         (0.8)        117.0
            Euro bonds ..................................         13.3          0.4           --          13.7
            Mortgage securities .........................          0.5           --           --           0.5
            Mutual funds and other ......................         24.8           --         (3.9)         20.9
                                                                ------       ------       ------        ------
                    Total maturities from 1-5 years .....       $157.5       $  1.9       $ (4.7)       $154.7
                                                                ======       ======       ======        ======
          Maturities from 6-10 years:
            Corporate bonds .............................       $ 12.5       $   --       $ (0.1)       $ 12.4
            Euro bonds ..................................         24.1           --         (0.5)         23.6
            Equity securities ...........................          0.1           --           --           0.1
                                                                ------       ------       ------        ------
                    Total maturities from 6-10 years ....       $ 36.7       $   --       $ (0.6)       $ 36.1
                                                                ======       ======       ======        ======

     The Company's mortgage securities are classified according to the stated maturities of the securities.

     Sales of available-for-sale securities for the years ended March 31, 2000, 2001 and 2002 were as follows:

                                                  YEARS ENDED MARCH 31,
                                               -------------------------
                                                2000     2001      2002
                                               ------   ------    ------
                                                    (IN MILLIONS)
         Proceeds from sales ...............   $  2.0   $134.6    $ 60.3
         Gross realized gains ..............      1.7      1.1       3.5
         Gross realized losses .............       --     (0.3)       --

     Also during the year ended March 31, 2002, the Company determined that an available-for-sale equity security had experienced a decline in its fair value below its cost that was other than temporary. This security was written down to fair value and the $6.4 million loss was included in gain (loss) on marketable securities in the accompanying statement of operations and comprehensive income
(loss) for the year ended March 31, 2002.

     During the year ended March 31, 2002, a held-to-maturity security was sold due to significant deterioration in the issuer's creditworthiness. The amortized cost of the security at the time of sale was $8.0 million and the related realized loss was $5.9 million. No held-to-maturity securities were sold during the years ended March 31, 2000 and 2001.

(4) TRADE FINANCE RECEIVABLES AND SECURITIZATIONS

     Trade finance receivables arise in the ordinary course of business to accommodate customers' cash flow objectives. Most of the trade finance receivables entered into by the Company are transferred to financing institutions. Such transfers are executed on a non-recourse basis either through individual transfers or securitizations. BMC utilizes seven wholly-owned special-purpose entities in these transfers. These wholly-owned entities are fully consolidated in the Company's financial position and results of operations. The Company records such transfers as sales of the related accounts receivable when the Company is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

     During the years ended March 31, 2000, 2001 and 2002, the Company transferred finance receivables of $464.9 million, $272.6 million and $263.0 million, respectively, which approximated fair value, to financing institutions on a non-recourse basis. Trade finance receivables that have not been transferred are classified as trade finance receivables in the accompanying consolidated balance sheets, are recorded at carrying value which approximates fair value.

     Of the amounts the Company transferred during the years ended March 31, 2001 and 2002, $154.0 million and $106.5 million, respectively, of software installment contracts were sold in securitization transactions. The Company securitizes finance receivables from customers with investment-grade credit ratings through two special-purpose entities sponsored by third-party financial institutions. The entities sponsored by third-party financial institutions are multi-seller conduits with access to commercial paper markets, that purchase interests in similar receivables from numerous other companies unrelated to BMC. BMC has no ownership in either of the third-party financial institution sponsored entities and has no voting influence over these entities' operating and financial decisions. As a result, BMC does not consolidate these entities. When the Company sells receivables in securitizations of software installment contracts, it retains a beneficial interest in the securitized receivables, which is subordinate to the interests of the entities sponsored by third-party financial institutions. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the receivables involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. The subordinate interests are measured and recorded at fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions, including expected credit losses and discount rates commensurate with the risks involved. The Company periodically reviews the key assumptions and estimates used in determining the fair value of the retained interests. The financing institutions have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the investors' interests and the value of the retained interests is subject to credit and interest rate risks on the transferred financial assets. BMC utilizes interest rate swaps with the objective of minimizing such interest rate exposure on the retained interests to immaterial levels. BMC also retains servicing responsibility for the sold receivables. The fair value of the servicing responsibility approximates adequate compensation for the servicing costs incurred.

     In the years ended March 31, 2001 and 2002, the Company recognized pretax gains of $5.5 million and $4.4 million, respectively, on such securitizations and received $148.3 million and $101.0 million, respectively, in proceeds from the entities sponsored by the third-party financial institutions. As of March 31, 2001 and 2002, the total principal amount outstanding for all securitized receivables was $319.0 million and $316.1 million, respectively. As of March 31, 2001 and 2002, the Company had retained interests with a fair value of $25.0 million and $14.9 million, respectively, which was determined utilizing the following assumptions: no prepayments, expected credit losses of 0% and 3.5%, respectively, weighted average life of 1.7 and 1.5 years, respectively, and an average discount rate of 8.4% and 8%, respectively.

(5) SHORT-TERM BORROWINGS

     During the year ended March 31, 2001, the Company converted the balance of its revolving loans outstanding into a $115.0 million one-year term loan with an interest rate of 5.9%. As of March 31, 2001, the term loan remained outstanding and the Company had other short-term borrowings of $35.0 million. The Company's total short-term borrowings of $150.0 million as of March 31, 2001, at a weighted average interest rate of 5.9%, approximated fair value.

     During the year ended March 31, 2002, the term loan matured and the Company paid the balance outstanding. The Company entered a new 364-day $100.0 million revolving credit facility, which was secured by certain of the Company's financial assets whose market value was required to equal or exceed 115% of the commitment under the facility. Interest on the borrowings under this facility was payable monthly and accrued at a margin above LIBOR. On March 27, 2002, the revolving credit facility was terminated. As of March 31, 2002, there were no short-term borrowings outstanding.

(6) INCOME TAXES

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

     The income tax provision (benefit) for the years ended March 31, 2000, 2001 and 2002, consisted of the following:

                                           YEARS ENDED MARCH 31,
                                          -----------------------
                                           2000     2001     2002
                                          -----    -----    -----
                                               (IN MILLIONS)
         Current:
           Federal ....................   $58.7    $17.7   $(51.5)
           State ......................     2.0      2.5       --
           Foreign ....................    11.6     18.0     11.4
                                          -----    -----   ------
                   Total current ......    72.3     38.2    (40.1)
         Deferred:
           Federal ....................    (3.4)   (13.5)    (2.4)
           Foreign ....................      --     (6.7)    (3.9)
                                          -----    -----   ------
                   Total deferred .....    (3.4)   (20.2)    (6.3)
                                          -----    -----   ------
                                          $68.9    $18.0   $(46.4)
                                          =====    =====   ======

     The foreign provision for income taxes is based on foreign pre-tax earnings of $129.8 million, $94.0 million and $114.2 million for the years ended March 31, 2000, 2001 and 2002, respectively.

     The income tax provisions (benefit) for the years ended March 31, 2000, 2001 and 2002 differ from the amounts computed by applying the statutory federal income tax rate of 35% to consolidated earnings (loss) before income taxes as follows:

                                                                  YEARS ENDED MARCH 31,
                                                               --------------------------
                                                                2000      2001      2002
                                                               ------    ------    ------
                                                                      (IN MILLIONS)
         Expense (benefit) computed at statutory rate ......   $109.0    $ 21.1    $(80.7)
         Increase (reduction) resulting from:
           Foreign tax effect, net .........................    (37.5)    (13.3)      6.4
           Tax benefit from foreign sales corporation ......     (1.9)     (1.1)       --
           Income not subject to tax .......................     (8.2)     (7.5)     (3.5)
           Research and development credit .................     (3.0)     (4.5)       --
           Other ...........................................      4.7       5.1       9.3
                                                               ------    ------    ------
                                                                 63.1      (0.2)    (68.5)
         Non-deductible charges related to acquisitions ....      5.8      18.2      22.1
                                                               ------    ------    ------
                                                               $ 68.9    $ 18.0    $(46.4)
                                                               ======    ======    ======

          Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences as of March 31, 2001 and 2002 are as follows:

                                                            MARCH 31,
                                                         ----------------
                                                         2001       2002
                                                         ------    ------
                                                          (IN MILLIONS)
         Deferred tax assets:
           Net operating loss carryforwards ..........   $  9.5    $ 14.5
           Acquired research and development .........    108.3     137.9
           Deferred compensation plan ................      7.0       6.7
           Stock compensation plans ..................      2.5      19.3
           Accruals not currently deductible .........      0.2       5.3
           Tax credit carryforwards ..................       --      15.3
           Other .....................................      8.2       6.8
                                                         ------    ------
                   Total gross deferred tax asset ....    135.7     205.8
                                                         ------    ------
           Valuation allowance .......................     (0.9)     (4.4)
                                                         ------    ------
                   Total deferred tax asset ..........    134.8     201.4
                                                         ------    ------
         Deferred tax liabilities:
           Software capitalization, net ..............    (72.0)    (70.3)
           Book/tax difference on assets .............     (6.3)     (9.3)
           Foreign earnings and other ................     (5.5)    (25.5)
                                                         ------    ------
                   Total deferred tax liability ......    (83.8)   (105.1)
                                                         ------    ------
           Net deferred tax asset ....................   $ 51.0    $ 96.3
                                                         ======    ======
           As reported:
             Other current assets ....................   $  9.9    $ 23.3
                                                         ======    ======
             Other long-term assets ..................   $ 41.1    $ 73.0
                                                         ======    ======

     Aggregate unremitted earnings of foreign subsidiaries for which U.S. federal income taxes have not been provided, totaled approximately $511.1 million and $656.7 million at March 31, 2001 and 2002, respectively. Deferred income taxes have not been provided on these earnings because the Company considers them to be indefinitely reinvested.

     At March 31, 2002, the Company had federal net operating loss carryforwards of $41.4 million that will expire between 2005 and 2021.

     During the year ended March 31, 2002, the Company and the Appeals Division of the U.S. Internal Revenue Service (IRS) resolved substantially all of the outstanding issues for fiscal 1997. Pending final resolution, this settlement will not have a material effect on the Company's consolidated results of operations or financial position.

     The IRS is in the final stages of examining the Company's fiscal 1998 and 1999 federal income tax returns. The IRS has proposed various adjustments relating to the Company's transfer pricing arrangements with one of its foreign subsidiaries. The adjustments relate primarily to additional buy-in payments for acquired technology and stock option compensation that allegedly must be included in the Company's cost sharing agreement with its foreign affiliate. The Company disagrees with the IRS position and intends to vigorously contest these proposed adjustments. Although the ultimate resolution of these issues cannot be predicted, it is not expected to have a material impact on the Company's consolidated results of operations or financial position.

(7) STOCK INCENTIVE PLANS

     The Company has adopted numerous stock plans that provide for the grant of options and restricted stock to employees and directors of the Company. Under the option plans, all options granted during the years ended March 31, 2000, 2001 and 2002 have been granted at fair market value as of the date of grant and have a ten-year term, except for the 0.4 million replacement stock options issued below fair market value in fiscal 2001 as consideration in the Evity acquisition. The $15.4 million fair value of the Evity replacement options was included in the purchase price for this acquisition. All options under these plans vest over terms of three to five years. The restricted stock is subject to transfer restrictions that lapse over one to four years. Under these plans, the Company was authorized to grant an additional 12.1 million shares as of March 31, 2002.

     The following is a summary of the stock option activity for the years ended March 31, 2000, 2001 and 2002 (shares in millions):

                                                                 2000                    2001                    2002
                                                       ---------------------   ---------------------   ---------------------
                                                                    WEIGHTED                WEIGHTED                WEIGHTED
                                                                    AVERAGE                 AVERAGE                 AVERAGE
                                                                    EXERCISE                EXERCISE                EXERCISE
                                                         SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                                      ------------  --------  -----------   --------  -----------   --------
         Options outstanding, beginning of year ....          28.3   $   21           28.6    $   31          37.7   $   29
         Options granted ...........................           9.8       46           16.1        24          12.3       18
         Options exercised .........................          (7.3)      12           (2.7)       10          (1.1)       9
         Options forfeited or canceled .............          (2.2)      31           (4.3)       37          (6.5)      33
                                                      ------------            ------------            ------------
         Options outstanding, end of year ..........          28.6       31           37.7        29          42.4       26
                                                      ============            ============            ============
         Option price range per share ..............  $ 0.48-80.94            $ 0.30-80.94            $ 0.30-79.06
                                                      ============            ============            ============
         Options exercisable .......................           9.7       16           12.0        23          18.1       25
                                                      ============            ============            ============

     The Company's outstanding options as of March 31, 2002, are as follows (shares in millions):

                                      OUTSTANDING OPTIONS                      EXERCISABLE OPTIONS
                             --------------------------------------------   --------------------------
                                                             WEIGHTED
                                                             AVERAGE
         RANGE OF                     WEIGHTED AVERAGE       REMAINING               WEIGHTED AVERAGE
         EXERCISE PRICE      SHARES    EXERCISE PRICE    CONTRACTUAL LIFE   SHARES    EXERCISE PRICE
         --------------      ------   ----------------   ----------------   ------   ----------------
         $ 0.30-17.05 .....    5.5          $ 8                  4            4.7           $ 7
         $17.06-17.52 .....   10.1          $17                 10            0.2           $17
         $17.63-20.84 .....   10.7          $20                  8            4.8           $20
         $20.87-45.78 .....    9.1          $35                  7            5.3           $34
         $45.96-79.06 .....    7.0          $47                  8            3.1           $47

     The following is a summary of the restricted stock activity for the years ended March 31, 2000, 2001 and 2002:

                                                                2000      2001      2002
                                                               ------    ------    ------
                                                                     (IN THOUSANDS)
         Shares granted and unearned, beginning of year ....      204       192       785
         Shares granted ....................................       86     1,151        37
         Shares earned .....................................      (93)     (394)     (373)
         Shares forfeited ..................................       (5)     (164)     (129)
                                                               ------    ------    ------
         Shares granted and unearned, end of year ..........      192       785       320
                                                               ======    ======    ======

     In fiscal 1997, the Company adopted the BMC Software, Inc. 1996 Employee Stock Purchase Plan (the Purchase Plan). A total of 3.0 million shares of common stock may be issued under the Purchase Plan to participating employees, including 2.0 million additional shares approved by the stockholders during fiscal 2001. Purchase rights under the Purchase Plan are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date. During fiscal 2000, 2001 and 2002, approximately 243,300, 654,400 and 906,700 shares of stock, respectively, were purchased pursuant to this plan. The Purchase Plan terminates in 2006.

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

     For the years ended March 31, 2000, 2001 and 2002, the Company recorded compensation expense of $2.7 million, $19.8 million and $16.1 million, respectively, for restricted stock grants. The expense for the years ended March 31, 2001 and 2002, includes $11.4 million and $13.0 million, respectively, of merger-related compensation charges related to restricted shares issued as part of the Evity acquisition. The weighted average grant date fair value per share of restricted stock grants was $46.40, $38.31 and $20.51 for fiscal 2000, 2001 and 2002, respectively. The Company was not required to record compensation expense for stock option grants and stock issued under the Purchase Plan during the same periods, except for fiscal 2001 which included a charge of $3.3 million related to the Purchase Plan.

     Had the compensation cost for these plans been determined pursuant to the alternative method permitted under SFAS No. 123, the Company's net earnings
(loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

                                                            YEARS ENDED MARCH 31,
                                                      -------------------------------
                                                        2000       2001        2002
                                                      --------   --------    --------
                                                         (IN MILLIONS, EXCEPT
                                                             PER SHARE DATA)
         Net earnings (loss):    As Reported .....    $  242.5   $   42.4    $ (184.1)
                                 Pro Forma .......    $  199.6   $  (40.6)   $ (268.1)
         Basic EPS:              As Reported .....    $   1.01   $   0.17    $  (0.75)
                                 Pro Forma .......    $   0.83   $  (0.17)   $  (1.09)
         Diluted EPS:            As Reported .....    $   0.96   $   0.17    $  (0.75)
                                 Pro Forma .......    $   0.81   $  (0.17)   $  (1.09)

     In computing the above pro forma amounts, the fair values of each option grant and each purchase right under the Purchase Plan are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2000, 2001 and 2002, respectively: risk-free interest rate of 6.7%, 4.75% and 4.55%, expected life of 5 years for options and 6 months for Purchase Plan shares, expected volatility of 50%, 70% and 75% and no expected dividend yields. The weighted average grant date fair value per share of options granted in fiscal 2000, 2001 and 2002 was $23.56, $15.37 and $11.45, respectively. The weighted average grant date fair value per share of purchase rights granted under the Purchase Plan in fiscal 2000, 2001 and 2002 was $17.55, $11.50 and $5.77, respectively.

(8) RETIREMENT PLANS

     The Company maintains a salary reduction profit sharing plan, or 401(k) plan, available to all domestic employees. The 401(k) plan is based on a calendar year and allows employees to contribute up to 15% of their annual compensation with a maximum contribution of $10,000 in calendar year 1999 and $10,500 in calendar years 2000 and 2001. In each of the calendar years 1999, 2000 and 2001, the board of directors authorized contributions to the 401(k) plan that would match each employee's contribution up to a maximum of $5,000. The costs of these contributions amounted to $16.5 million, $16.4 million and $13.3 million for the years ended March 31, 2000, 2001 and 2002, respectively. The Company contributions vest to the employee in increments of 25% per year beginning with the second year of employment and ending with the fifth.

     In addition to the Company's 401(k) plan, the Company maintains a deferred compensation plan for certain employees. At March 31, 2001 and 2002, a total of approximately $20.8 million and $20.9 million, respectively, is included in long-term marketable securities, with a corresponding amount included in accrued liabilities for the obligations under this plan. Employees participating in this plan receive their respective balances based on predetermined payout schedules or upon termination or death.

(9) COMMITMENTS AND CONTINGENCIES

Leases --

     The Company is a party to non-cancelable operating leases for office space, computer equipment and software. Rent is recognized equally over the lease term. Total expenses incurred under these leases during the years ended March 31, 2000, 2001 and 2002, were approximately $48.5 million, $60.9 million and $58.2 million, respectively.

     Future minimum lease payments to be made under non-cancelable operating leases and minimum sublease payments to be received under non-cancelable subleases as of March 31, 2002 are:

                                                       YEARS
                                                      ENDING
                                                     MARCH 31,
                                                   -------------
                                                   (IN MILLIONS)
         2003......................................   $ 65.7
         2004......................................     58.7
         2005......................................     48.6
         2006......................................     40.9
         2007......................................     36.9
         2008 and thereafter.......................     66.5
                                                      ------
               Total minimum lease payments ........   317.3
               Total minimum sublease payments .....   (19.5)
                                                      ------
                                                      $297.8
                                                      ======

Litigation --

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's financial position or results of operations.

     In October 1999, the Company settled all claims in a lawsuit styled BMC Software, Inc., plaintiff, vs. Peregrine/Bridge Transfer Corp., Skunkware, Inc., Neon Systems, Inc., Peregrine Systems, Inc., Wayne E. Fisher and John J. Moores, defendants, vs. BMC Software, Inc. and Max P. Watson, counter-defendants. The settlement comprised a $30.0 million payment by the Company to certain defendants and an $8.6 million payment to Neon Systems, Inc. under a software distribution agreement entered into in connection with the settlement. The $55.4 million charge for legal settlement in the consolidated statement of operations and comprehensive income (loss) for the year ended March 31, 2000 includes the payments above and legal fees and other litigation expenses of $16.8 million.

(10) SEGMENT REPORTING

     As of March 31, 2002, BMC's management reviewed the results of the Company's software business by the following product categories: Enterprise Server Management, Business Integrated Scheduling, Application & Database Performance Management, Recovery & Storage Management and other software. The Application & Database Performance Management product category includes multiple operating segments that meet the aggregation criteria under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." In addition to these software segments, the professional services business is also considered a separate segment. Through June 30, 2001, the results of the business information integration product group were included as part of the other software segment. Subsequent to June 30, 2001, management began including a portion of this product group in the Application & Database Performance Management segment and the remainder in the Recovery & Storage Management segment. Certain of the business information integration products were discontinued at the time of this change. Also during the year ended March 31, 2002, certain other products were moved within the product categories. The amounts reported below for the years ended March 31, 2000, 2001 and 2002 reflect these changes in the composition of the segments.

     Segment performance is measured based on contribution margins, which reflect only the direct controllable expenses of the segments and do not include allocation of indirect research and development (R&D) expenses, the effect of software development cost capitalization and amortization, selling and marketing expenses, general and administrative expenses, amortization and impairment of acquired technology, goodwill and intangibles, one-time charges, other income, net, and income taxes. Assets and liabilities are not accounted for by segment.

                                                ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                                      ----------------------------------------------------------
                                                               APPLICATION
                                      ENTERPRISE    BUSINESS   & DATABASE   RECOVERY &
                                        SERVER     INTEGRATED  PERFORMANCE   STORAGE     OTHER    PROFESSIONAL  INDIRECT      AS
                                      MANAGEMENT   SCHEDULING  MANAGEMENT   MANAGEMENT  SOFTWARE     SERVICES      R&D     REPORTED
                                      ----------   ----------  -----------  ----------  --------  ------------  --------   --------
2000                                                                           (IN MILLIONS)
----
Revenues:
   License ........................    $  503.1     $   65.1     $  331.0    $  219.6   $   61.4    $     --    $     --   $1,180.2
   Maintenance ....................       257.3         27.7         90.3        89.3       21.1          --          --      485.7
   Professional services ..........          --           --           --          --         --        53.3          --       53.3
                                       --------     --------     --------    --------   --------    --------    --------   --------
Total revenues ....................    $  760.4     $   92.8     $  421.3    $  308.9   $   82.5    $   53.3    $     --   $1,719.2
R&D expenses ......................        77.7         19.8        124.7        66.8       24.3          --        77.1      390.4
Cost of professional services .....          --           --           --          --         --        74.1          --       74.1
                                       --------     --------     --------    --------   --------    --------    --------   --------
   Contribution margin .............   $  682.7     $   73.0     $  296.6    $  242.1   $   58.2    $  (20.8)   $  (77.1)   1,254.7
                                       ========     ========     ========    ========   ========    ========    ========
Selling and marketing expenses .......................................................................................        559.7
General and administrative expenses ..................................................................................        135.1
Acquired research and development ....................................................................................         80.8
Amortization of acquired technology, goodwill and intangibles ........................................................        139.1
Legal settlement .....................................................................................................         55.4
Merger-related costs and compensation charges ........................................................................         14.1
Other income, net ....................................................................................................         40.9
                                                                                                                           --------
Consolidated earnings before taxes ...................................................................................     $  311.4
                                                                                                                           ========


                                                ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                                      ----------------------------------------------------------
                                                               APPLICATION
                                      ENTERPRISE    BUSINESS   & DATABASE   RECOVERY &
                                        SERVER     INTEGRATED  PERFORMANCE   STORAGE     OTHER    PROFESSIONAL  INDIRECT      AS
                                      MANAGEMENT   SCHEDULING  MANAGEMENT   MANAGEMENT  SOFTWARE    SERVICES      R&D      REPORTED
                                      ----------   ----------  -----------  ----------  --------  ------------  --------   --------
2001                                                                           (IN MILLIONS)
----
Revenues:
   License ........................    $  341.6     $   76.2     $  262.7    $  157.0   $   54.7    $     --    $     --   $  892.2
   Maintenance ....................       256.9         35.2        109.0        99.6       23.4          --          --      524.1
   Professional services ..........          --           --           --          --         --        93.3          --       93.3
                                       --------     --------     --------    --------   --------    --------    --------   --------
Total revenues ....................    $  598.5     $  111.4     $  371.7    $  256.6   $   78.1    $   93.3    $     --   $1,509.6
R&D expenses ......................        93.4         20.6        152.1        67.9       39.2          --        69.4      442.6
Cost of professional services .....          --           --           --          --         --       101.1          --      101.1
                                       --------     --------     --------    --------   --------    --------    --------   --------
   Contribution margin ............    $  505.1     $   90.8     $  219.6    $  188.7   $   38.9    $   (7.8)   $  (69.4)     965.9
                                       ========     ========     ========    ========   ========    ========    ========
Selling and marketing expenses .......................................................................................        600.7
General and administrative expenses ..................................................................................        165.5
Acquired research and development ....................................................................................         21.4
Amortization of acquired technology, goodwill and intangibles ........................................................        178.2
Merger-related costs and compensation charges ........................................................................          8.6
Other income, net ....................................................................................................         68.9
                                                                                                                           --------
Consolidated earnings before taxes ...................................................................................     $   60.4
                                                                                                                           ========

                                               ENTERPRISE SYSTEMS MANAGEMENT SOFTWARE
                                      ----------------------------------------------------------
                                                               APPLICATION
                                      ENTERPRISE    BUSINESS   & DATABASE   RECOVERY &
                                        SERVER     INTEGRATED  PERFORMANCE   STORAGE     OTHER    PROFESSIONAL  INDIRECT      AS
                                      MANAGEMENT   SCHEDULING  MANAGEMENT   MANAGEMENT  SOFTWARE    SERVICES       R&D     REPORTED
                                      ----------   ----------  -----------  ----------  --------  ------------  --------   --------
2002                                                                           (IN MILLIONS)
----
Revenues:
   License ........................    $  217.7     $   58.7     $  184.6    $  112.4   $   51.6    $     --    $     --   $  625.0
   Maintenance ....................       270.4         42.3        127.6       105.8       29.7          --          --      575.8
   Professional services ..........          --           --           --          --         --        88.1          --       88.1
                                       --------     --------     --------    --------   --------    --------    --------   --------
Total revenues ....................    $  488.1     $  101.0     $  312.2    $  218.2   $   81.3    $   88.1    $     --   $1,288.9
R&D expenses ......................        97.6         23.2        154.1        71.8       53.5          --        79.0      479.2
Cost of professional services .....          --           --           --          --         --        95.3          --       95.3
                                       --------     --------     --------    --------   --------    --------    --------   --------
   Contribution margin ...........     $  390.5     $   77.8     $  158.1    $  146.4   $   27.8    $   (7.2)   $  (79.0)     714.4
                                       ========     ========     ========    ========   ========    ========    ========
Selling and marketing expenses .......................................................................................        538.8
General and administrative expenses ..................................................................................        151.7
Amortization and impairment of acquired technology, goodwill and intangibles .........................................        241.8
Restructuring and severance costs ....................................................................................         52.9
Merger-related costs and compensation charges ........................................................................         12.8
Other income, net ....................................................................................................         53.1
                                                                                                                           --------
Consolidated loss before taxes .......................................................................................     $ (230.5)
                                                                                                                           ========

    Subsequent to March 31, 2002, the Company's management reorganized the product categories for purposes of reviewing the results of the software business for the year ending March 31, 2003. Future segment information will be reported under this new structure and all previous periods presented will reflect these changes in the composition of the segments.

     Revenues from external customers and long-lived assets (excluding financial instruments and deferred tax assets) attributed to the United States, the Company's country of domicile, and all other countries are as follows.

                                          YEARS ENDED MARCH 31,
                                    --------------------------------
                                      2000        2001         2002
                                    --------    --------    --------
                                             (IN MILLIONS)
         Revenues:
           United States ........   $1,085.9    $  826.0    $  727.2
           International ........      633.3       683.6       561.7
                                    --------    --------    --------
                                    $1,719.2    $1,509.6    $1,288.9
                                    ========    ========    ========
         Long-lived Assets:
           United States ........               $1,058.9    $  786.8
           International ........                   81.6        63.6
                                                --------    --------
                                                $1,140.5    $  850.4
                                                ========    ========

(12) RESTRUCTURING AND SEVERANCE COSTS

     During the year ended March 31, 2002, BMC implemented a restructuring plan to better align the Company's cost structure with existing market conditions. This plan included the involuntary termination of 1,260 employees during the year. These actions were across all divisions and geographies and the affected employees received cash severance packages. During fiscal 2002, the Company also discontinued certain business information integration products as a result of the dissolution of that business unit, and announced the closure of certain locations throughout the world. A charge of $52.9 million was recorded for the year ended March 31, 2002 for employee severance, the write-off of software assets related to discontinued products, net of proceeds from the sale of a portion of the related technology, and office closures.

     During the year ended March 31, 2002, the Company sold its enterprise data propagation (EDP) technology for a minority equity investment in the purchaser and future cash payments to be made based on the purchaser's quarterly sales to BMC's former EDP customers over the next four years. As these products were part of the discontinued business information integration products, the proceeds will be recorded as a reduction of restructuring and severance costs, as a recovery of the amount previously written off for these products. For fiscal 2002, proceeds of $0.2 million were recorded, reflecting the estimated fair value of the equity investment received. As the future cash payments, if any, cannot be currently estimated, they will be recorded in the periods received as a reduction of restructuring and severance costs up to the amount previously written off. Any receipts in excess of the related asset write-off will be reflected as other income.

     As of March 31, 2002, $2.6 million of severance and facilities costs related to actions completed under the restructuring plan remained accrued for payment in future periods, as follows:

                                                                       BALANCE AT                 PAID OUT OR     BALANCE AT
                                                                       MARCH 31,    CHARGED TO  CHARGED AGAINST   MARCH 31,
                                                                          2001        EXPENSE    RELATED ASSETS     2002
                                                                       ----------   ----------  ---------------   ----------
                                                                                           (IN MILLIONS)
         Severance and related expenses .............................     $ --         $ 35.1       $ (33.8)        $1.3
         Write-off of software assets, net of proceeds received .....       --           14.7         (14.7)          --
         Facilities costs ...........................................       --            3.1          (1.8)         1.3
                                                                          ----         ------       -------         ----
                 Total accrual ......................................     $ --         $ 52.9       $ (50.3)        $2.6
                                                                          ====         ======       =======         ====

(13) MERGER-RELATED COSTS

     In conjunction with BMC's merger with Boole in March 1999, management approved a formal plan of restructuring which included steps to be taken to integrate the operations of the two companies, consolidate duplicate facilities and streamline operations to achieve reductions in overhead expenses in future periods. During the year ended March 31, 2000, $14.1 million was incurred related to the plan, primarily for termination benefits. The restructuring plan was substantially complete as of March 31, 2000. During the years ended March 31, 2001 and 2002, $2.8 million and $0.4 million, respectively, of previously accrued merger costs were reversed, as certain lease and severance obligations were satisfied at amounts below the amounts originally estimated. These reversals are reflected as a reduction of merger-related costs and compensation charges in the accompanying consolidated statements of operations and comprehensive income (loss) for those years. As of March 31, 2002, minimal facilities costs remain accrued.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of BMC Software, Inc.

We have audited the consolidated financial statements of BMC Software, Inc. and subsidiaries as of March 31, 2002 and for the year then ended and have issued our report thereon dated May 3, 2002 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedule as of March 31, 2002 and for the year then ended listed in Item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        Ernst & Young LLP


Houston, Texas
May 3, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of BMC Software, Inc. and subsidiaries as of March 31, 2001, and for each of the two years in the period ended March 31, 2001 included in this Form 10-K and have issued our report thereon dated June 8, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This Schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This Schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Houston, Texas
June 8, 2001

                                                                     SCHEDULE II

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                                VALUATION ACCOUNT
                    YEARS ENDED MARCH 31, 2000, 2001 AND 2002
                                  (IN MILLIONS)

                                                          BALANCE AT     CHARGED
                                                           BEGINNING   (CREDITED) TO                BALANCE AT
         YEAR              DESCRIPTION                      OF YEAR       EXPENSES     DEDUCTION    END OF YEAR
         ----              -----------                    ----------   -------------   ---------    -----------
         2000     Allowance for doubtful accounts .....      20.2          21.7         (10.4)         31.5

         2001     Allowance for doubtful accounts .....      31.5          17.6         (23.5)         25.6

         2002     Allowance for doubtful accounts .....      25.6          10.4         (11.8)         24.2

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 2002.

                                         BMC SOFTWARE, INC.

                                         By: /s/ ROBERT E. BEAUCHAMP
                                             ----------------------------------
                                                     Robert E. Beauchamp
                                             President, Chief Executive Officer
                                                         and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      SIGNATURES                                  TITLE                                  DATE
      ----------                                  -----                                  ----
/s/ B. GARLAND CUPP             Chairman of the Board                                 June 12, 2002
-----------------------
    B. Garland Cupp

/s/ ROBERT E. BEAUCHAMP         President, Chief Executive Officer and Director       June 12, 2002
-----------------------
    Robert E. Beauchamp

/s/ JOHN W. COX                 Vice President, Chief Financial Officer and           June 12, 2002
------------------------          Chief Accounting Officer
    John W. Cox

/s/ JON E. BARFIELD             Director                                              June 12, 2002
-----------------------
    Jon E. Barfield

/s/ JOHN W. BARTER              Director                                              June 12, 2002
-----------------------
    John W. Barter

/s/ MELDON K. GAFNER            Director                                              June 12, 2002
-----------------------
    Meldon K. Gafner

/s/ L. W. GRAY                  Director                                              June 12, 2002
-----------------------
    L. W. Gray

/s/ GEORGE F. RAYMOND           Director                                              June 12, 2002
-----------------------
    George F. Raymond

/s/ TOM C. TINSLEY              Director                                              June 12, 2002
-----------------------
    Tom C. Tinsley

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
-------
     3.1         --  Restated Certificate of Incorporation of the Company;
                     incorporated by reference to Exhibit 3.1 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     33-22892) (the S-1 Registration Statement).

     3.2         --  Certificate of Amendment of Restated Certificate of
                     Incorporation; incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended March 31, 1997 (the 1997 10-K).

    *3.3         --  Certificate of Amendment of Restated Certificate of
                     Incorporation filed November 30, 1999.

     3.4         --  Bylaws of the Company; incorporated by reference to
                     Exhibit 3.2 to the S-1 Registration Statement.

     4.1         --  Rights Agreement, dated as of May 8, 1995, between the
                     Company and The First National Bank of Boston, as Rights
                     Agent (the Rights Agreement), specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A Junior Participating Preferred
                     Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated
                     May 10, 1995).

     4.2         --  Amendment to the Rights Agreement; incorporated by
                     reference to Exhibit 4.3 to the 1997 10-K.

    10.1(a)      --  Form of BMC Software, Inc. 1994 Employee Incentive
                     Plan; incorporated by reference to Exhibit 10.7(a) to the
                     Company's Annual Report on Form 10-K for the year
                     ended March 31, 1995 (the 1995 10-K).

    10.1(b)      --  Form of Stock Option Agreement employed under BMC
                     Software, Inc. 1994 Employee Incentive Plan; incorporated
                     by reference to Exhibit 10.7(b) to the 1995 10-K.

    10.2(a)      --  Form of BMC Software, Inc. 1994 Non-employee Directors'
                     Stock Option Plan; incorporated by reference to Exhibit
                     10.8(a) to the 1995 10-K.

    10.2(b)      --  Form of Stock Option Agreement employed under BMC
                     Software, Inc. 1994 Non-employee Directors' Stock Option
                     Plan; incorporated by reference to Exhibit 10.8(b)
                     to the 1995 10-K.

    10.3         --  Form of Indemnification Agreement among the Company and
                     Its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

    10.4(a)      --  BMC Software, Inc. 2000 Employee Stock Incentive Plan;
                     incorporated by reference to Exhibit 10.1 to the Company's
                     Quarterly Report on Form 10-Q for the quarter ended
                     June 30, 2000.

   *10.4(b)      --  First Amendment to 2000 Employee Stock Incentive Plan.

   *10.4(c)      --  Second Amendment to 2000 Employee Stock Incentive Plan.

   *10.4(d)      --  Form of Stock Option Agreement employed under 2000
                     Employee Stock Incentive Plan.

    10.5(a)      --  BMC Software, Inc. 1994 Deferred Compensation Plan;
                     incorporated by reference to Exhibit 4.1 to the
                     Company's Registration Statement on Form S-8 dated
                     April 2, 1999.

    10.5(b)      --  First Amendment to BMC Software, Inc. 1994 Deferred
                     Compensation Plan; incorporated by reference to
                     Exhibit 4.2 to the Company's Registration
                     Statement on Form S-88 dated April 2, 1999.

    10.5(c)      --  Form of BMC Software, Inc. 1994 Deferred Compensation
                     Plan Trust Agreement; incorporated by reference to
                     Exhibit 4.3 to the Company's Registration
                     Statement on Form S-8 dated April 2, 1999.

    10.6(a)      --  Executive Employment Agreement between BMC Software, Inc.
                     and Robert Beauchamp; incorporated by reference to
                     Exhibit 10.7 to the Company's Annual Report on Form 10-K
                     for the year ended March 31, 2001.

   *10.6(b)      --  Amendment No. 1 to Executive Employment Agreement
                     between BMC Software, Inc. and Robert Beauchamp.

    10.7(a)      --  Form of Executive Employment Agreement between
                     BMC Software, Inc. and Dan Barnea, Darroll Buytenhuys,
                     Jeffrey Hawn and Robert H. Whilden, Jr.; incorporated by
                     reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

   *10.7(b)      --  Form of Amendment No. 1 to Executive Employment Agreement
                     between BMC Software, Inc. and Dan Barnea, Darroll Buytenhuys,
                     Jeffrey Hawn and Robert H. Whilden, Jr.

   *10.8         --  Schedule to Form of Executive Employment Agreement, as
                     amended.

   *21.1         --  Subsidiaries of the Company.

   *23.1         --  Consent of Ernst & Young LLP.

   *23.2         --  Consent of Arthur Andersen LLP.

----------

* Filed herewith.


61