Form 10-Q
period 2002-06-30
BMC SOFTWARE INC
filed 2002-08-13
CIK 835729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of August 8, 2002, there were outstanding 241,100,942 shares of Common Stock, par value $.01, of the registrant.

================================================================================

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2002


                                      INDEX


                                                                                       PAGE
                                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2002 and
              June 30, 2002 (Unaudited)..............................................    3
            Condensed Consolidated Statements of Operations and Comprehensive
              Loss for the three months ended June 30, 2001 and 2002 (Unaudited).....    4
            Condensed Consolidated Statements of Cash Flows for the three
              months ended June 30, 2001 and 2002 (Unaudited)........................    5
            Notes to Condensed Consolidated Financial Statements (Unaudited).........    6

Item 2.  Management's Discussion and Analysis of Results of Operations and
              Financial Condition....................................................    9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................   23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................   23

Item 6.  Exhibits and Reports on Form 8-K............................................   23

Signatures...........................................................................   24

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)




                                     ASSETS
                                                                   MARCH 31,       JUNE 30,
                                                                     2002            2002
                                                                   --------        --------
                                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents ................................       $  330.0        $  544.0
  Marketable securities ....................................          215.8           217.2
  Trade accounts receivable, net ...........................          182.6           136.3
  Trade finance receivables, current .......................          129.9           130.3
  Income taxes receivable ..................................           70.1            69.3
  Other current assets .....................................           68.4           112.7
                                                                   --------        --------
         Total current assets ..............................          996.8         1,209.8
Property and equipment, net ................................          443.0           429.2
Software development costs and related assets, net .........          211.8           206.5
Long-term marketable securities ............................          557.9           488.8
Long-term finance receivables ..............................          176.3           145.2
Acquired technology, net ...................................           50.2            40.4
Goodwill, net ..............................................          121.6           122.5
Intangible assets, net .....................................           12.0             9.9
Other long-term assets .....................................          106.6           107.1
                                                                   --------        --------
                                                                   $2,676.2        $2,759.4
                                                                   ========        ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ...................................       $   16.2        $   35.9
  Accrued liabilities ......................................          204.2           186.3
  Current portion of deferred revenue ......................          460.2           475.2
                                                                   --------        --------
         Total current liabilities .........................          680.6           697.4
Long-term deferred revenue .................................          483.1           570.8
Other long-term liabilities ................................            5.9            13.8
                                                                   --------        --------
         Total liabilities .................................        1,169.6         1,282.0
Commitments and contingencies
Stockholders' equity:
  Preferred stock ..........................................             --              --
  Common stock .............................................            2.5             2.5
  Additional paid-in capital ...............................          536.9           536.9
  Retained earnings ........................................        1,126.6         1,106.9
  Accumulated other comprehensive loss .....................          (18.8)          (27.7)
                                                                   --------        --------
                                                                    1,647.2         1,618.6
  Less treasury stock, at cost .............................         (135.2)         (137.1)
  Less unearned portion of restricted stock compensation ...           (5.4)           (4.1)
                                                                   --------        --------
         Total stockholders' equity ........................        1,506.6         1,477.4
                                                                   --------        --------
                                                                   $2,676.2        $2,759.4
                                                                   ========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                          ----------------------
                                                                            2001           2002
                                                                          -------        -------
Revenues:
  License .........................................................       $ 180.0        $ 136.0
  Maintenance .....................................................         139.3          149.7
  Professional services ...........................................          21.7           19.5
                                                                          -------        -------
          Total revenues ..........................................         341.0          305.2
                                                                          -------        -------
Operating expenses:
  Selling and marketing expenses ..................................         152.8          119.5
  Research and development expenses ...............................         113.0          118.2
  Cost of professional services ...................................          26.9           21.4
  General and administrative expenses .............................          41.9           36.0
  Amortization of acquired technology, goodwill and intangibles ...          48.2           12.4
  Restructuring and severance costs ...............................          12.0           (0.1)
  Merger-related costs and compensation charges ...................           2.7            0.6
                                                                          -------        -------
          Total operating expenses ................................         397.5          308.0
                                                                          -------        -------
          Operating loss ..........................................         (56.5)          (2.8)
Interest and other income, net ....................................          16.4           15.8
Interest expense ..................................................          (0.4)            --
Loss on marketable securities .....................................          (7.4)          (6.3)
                                                                          -------        -------
          Other income, net .......................................           8.6            9.5
                                                                          -------        -------
          Earnings (loss) before income taxes .....................         (47.9)           6.7
Income tax (benefit) provision ....................................         (13.4)           1.5
                                                                          -------        -------
          Net earnings (loss) .....................................       $ (34.5)       $   5.2
                                                                          =======        =======

Basic earnings (loss) per share ...................................       $ (0.14)       $  0.02
                                                                          =======        =======
Diluted earnings (loss) per share .................................       $ (0.14)       $  0.02
                                                                          =======        =======
Shares used in computing basic earnings (loss) per share ..........         247.3          240.9
                                                                          =======        =======
Shares used in computing diluted earnings (loss) per share ........         247.3          242.5
                                                                          =======        =======

Comprehensive Loss:
  Net earnings (loss) .............................................       $ (34.5)       $   5.2

  Foreign currency translation adjustment .........................           0.2           (7.4)

  Unrealized gain on securities available for sale:
     Unrealized gain, net of taxes of $0.1 and $0.1 ...............           0.2            0.2
     Realized loss included in net earnings (loss), net of taxes of
        $2.6 and $0.5 .............................................           4.8            1.0
                                                                          -------        -------
                                                                              5.0            1.2
  Unrealized gain on derivative instruments:
     Unrealized gain (loss), net of taxes of $1.5 and $2.1 ........           2.8           (3.9)
     Realized (gain) loss included in net earnings (loss), net of
        taxes of $0.8 and $0.6 ....................................          (1.4)           1.2
                                                                          -------        -------
                                                                              1.4           (2.7)
                                                                          -------        -------
          Comprehensive loss ......................................       $ (27.9)       $  (3.7)
                                                                          =======        =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)



                                                                                 THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                                --------------------
                                                                                 2001          2002
                                                                                ------        ------
Cash flows from operating activities:
  Net earnings (loss) ...................................................       $(34.5)       $  5.2
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Merger-related costs and compensation charges ......................          2.5           0.6
     Depreciation and amortization ......................................         91.0          52.9
     Loss on marketable securities ......................................          7.4           6.3
     Earned portion of restricted stock compensation ....................          0.6           0.7
     Net change in receivables, payables, deferred revenue and
      other components of working capital ...............................         94.4         154.0
                                                                                ------        ------
          Net cash provided by operating activities .....................        161.4         219.7
                                                                                ------        ------
Cash flows from investing activities:
  Cash paid for technology acquisitions and other investments,
    net of cash acquired ................................................         (3.2)         (1.9)
  Purchases of marketable securities ....................................        (54.3)        (57.9)
  Maturities of/proceeds from sales of marketable securities ............         39.6          80.7
  Purchases of property and equipment ...................................        (21.7)         (3.8)
  Proceeds from sales of property and equipment .........................          3.1            --
  Capitalization of software development costs and related assets .......        (35.3)        (17.5)
  Decrease in long-term finance receivables .............................         70.2          31.1
                                                                                ------        ------
          Net cash provided by (used in) investing activities ...........         (1.6)         30.7
                                                                                ------        ------
Cash flows from financing activities:
  Payments on borrowings ................................................       (150.0)           --
  Stock options exercised and other .....................................          6.1          10.9
  Treasury stock acquired ...............................................        (34.0)        (38.7)
                                                                                ------        ------
          Net cash used in financing activities .........................       (177.9)        (27.8)
                                                                                ------        ------
Effect of exchange rate changes on cash .................................          1.1          (8.6)
                                                                                ------        ------
Net change in cash and cash equivalents .................................        (17.0)        214.0
Cash and cash equivalents, beginning of period ..........................        146.0         330.0
                                                                                ------        ------
Cash and cash equivalents, end of period ................................       $129.0        $544.0
                                                                                ======        ======
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amounts capitalized ....................       $  1.7        $   --
  Cash paid (refunded) for income taxes .................................       $  4.8        $ (2.4)


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

    These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2002, as filed with the Securities and Exchange Commission on Form 10-K.

(2) EARNINGS (LOSS) PER SHARE

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share
(EPS). Basic EPS is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For each of the three months ended June 30, 2001 and 2002, the treasury stock method effect of 37.2 million weighted options, has been excluded from the calculation of diluted EPS as they are antidilutive. For the three months ended June 30, 2001 and 2002, the treasury stock method effect of 0.7 million and -- weighted unearned restricted shares, respectively, has also been excluded, as they are antidilutive. The following table summarizes the basic and diluted EPS computations for the three months ended June 30, 2001 and 2002:



                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                             --------------------------
                                                               2001             2002
                                                             ---------        ---------
                                                                   (IN MILLIONS,
                                                               EXCEPT PER SHARE DATA)
Basic earnings (loss) per share:
  Net earnings (loss) ................................       $   (34.5)       $     5.2
                                                             ---------        ---------
  Weighted average number of common shares ...........           247.3            240.9
                                                             ---------        ---------
  Basic earnings (loss) per share ....................       $   (0.14)       $    0.02
                                                             =========        =========

Diluted earnings (loss) per share:
  Net earnings (loss) ................................       $   (34.5)       $     5.2
                                                             ---------        ---------
  Weighted average number of common shares ...........           247.3            240.9
  Incremental shares from assumed conversions of stock
     options and other ...............................              --              1.6
                                                             ---------        ---------
  Adjusted weighted average number of common shares ..           247.3            242.5
                                                             ---------        ---------
  Diluted earnings (loss) per share ..................       $   (0.14)       $    0.02
                                                             =========        =========

(3) SEGMENT REPORTING

     In the quarter ended June 30, 2002, BMC's management began reviewing the results of the Company's software business by the following product categories:
Enterprise Data Management Software, including the Mainframe Data Management and Distributed Systems Data Management product lines, Enterprise Systems Management Software, which includes the PATROL, MAINVIEW and Scheduling & Output Management product lines, and Other Software, which includes the High Potential product lines of Storage Management, Security Management, Enterprise Application Management, Subscription Services and Linux, and other. In addition to these software segments, the professional services business is also considered a separate segment. Through March 31, 2002. BMC's management reviewed the results of the Company's software business by different product categories. The amounts reported below for the quarters ended June 30, 2001 and 2002, reflect this change in the composition of the segments.

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



                                             ENTERPRISE DATA                ENTERPRISE SYSTEMS
                                           MANAGEMENT SOFTWARE             MANAGEMENT SOFTWARE
                                           -------------------     ----------------------------------

                                                    DISTRIBUTED
                                       MAINFRAME      SYSTEMS                               SCHEDULING
                                          DATA          DATA                                & OUTPUT
                                       MANAGEMENT    MANAGEMENT     PATROL      MAINVIEW    MANAGEMENT
                                       -----------   -----------    ------      --------    ----------
QUARTER ENDED JUNE 30, 2001                                                              (IN MILLIONS)
---------------------------
Revenues:
   License ........................       $ 67.3       $ 21.6       $ 40.8       $ 19.9       $ 15.8
   Maintenance ....................         61.4         12.5         23.6         22.0         11.9
   Professional services ..........           --           --           --           --           --
                                          ------       ------       ------       ------       ------
Total revenues ....................       $128.7       $ 34.1       $ 64.4       $ 41.9       $ 27.7
R&D expenses ......................         18.8         14.0         27.7          7.5          9.7
Cost of professional services .....           --           --           --           --           --
                                          ------       ------       ------       ------       ------
  Contribution margin .............       $109.9       $ 20.1       $ 36.7       $ 34.4       $ 18.0
                                          ======       ======       ======       ======       ======
Selling and marketing expenses
General and administrative expenses.................................................................
Amortization of acquired technology, goodwill and intangibles.......................................
Restructuring and severance costs...................................................................
Merger-related costs and compensation charges.......................................................
Other income, net...................................................................................

Consolidated loss before taxes......................................................................



                                             OTHER
                                            SOFTWARE
                                    ------------------------
                                       HIGH
                                     POTENTIAL
                                      PRODUCT                     PROFESSIONAL   INDIRECT           AS
                                       LINES         OTHER          SERVICES       R&D           REPORTED
                                     ---------      --------      ------------   --------        --------
QUARTER ENDED JUNE 30, 2001
---------------------------
(continued)
Revenues:
   License ...................       $   13.7       $    0.9       $     --       $     --        $  180.0
   Maintenance ...............            6.9            1.0             --             --           139.3
   Professional services .....             --             --           21.7             --            21.7
                                     --------       --------       --------       --------        --------
Total revenues ...............       $   20.6       $    1.9       $   21.7       $     --        $  341.0
R&D expenses .................           20.5            6.1             --            8.7           113.0
Cost of professional services.           --             --           26.9             --            26.9
                                     --------       --------       --------       --------        --------
  Contribution margin ........       $    0.1       $   (4.2)      $   (5.2)      $   (8.7)          201.1
                                     ========       ========       ========       ========
Selling and marketing expenses ...............................................................       152.8
General and administrative expenses............................................................       41.9
Amortization of acquired technology, goodwill and intangibles..................................       48.2
Restructuring and severance costs..............................................................       12.0
Merger-related costs and compensation charges..................................................        2.7
Other income, net..............................................................................        8.6
                                                                                                  --------
Consolidated loss before taxes.................................................................   $  (47.9)
                                                                                                  ========





                                               ENTERPRISE DATA                      ENTERPRISE SYSTEMS
                                             MANAGEMENT SOFTWARE                    MANAGEMENT SOFTWARE
                                             -------------------         ----------------------------------------
                                                        DISTRIBUTED
                                            MAINFRAME    SYSTEMS                                      SCHEDULING
                                              DATA         DATA                                       & OUTPUT
                                           MANAGEMENT    MANAGEMENT       PATROL        MAINVIEW      MANAGEMENT
                                            --------   -------------     --------       --------     -----------
QUARTER ENDED JUNE 30, 2002                                                                         (IN MILLIONS)
---------------------------
Revenues:
   License..........................        $   44.3       $   18.7       $   26.3       $   14.9       $   18.1
   Maintenance .....................            56.8           16.9           28.5           23.4           14.6
   Professional services ...........              --             --             --             --             --
                                            --------       --------       --------       --------       --------
Total revenues......................        $  101.1       $   35.6       $   54.8       $   38.3       $   32.7
R&D expenses .......................            15.7           14.1           21.2            9.9            7.9
Cost of professional services ......              --             --             --             --             --
                                            --------       --------       --------       --------       --------
  Contribution margin ..............        $   85.4       $   21.5       $   33.6       $   28.4       $   24.8
                                            ========       ========       ========       ========       ========
Selling and marketing expenses....................................................................................
General and administrative expenses...............................................................................
Amortization of acquired technology and intangibles...............................................................
Restructuring and severance costs.................................................................................
Merger-related costs and compensation charges.....................................................................
Other income, net.................................................................................................

Consolidated earnings before taxes................................................................................




                                                   OTHER
                                                  SOFTWARE
                                          -----------------------
                                            HIGH
                                          POTENTIAL
                                           PRODUCT                      PROFESSIONAL   INDIRECT           AS
                                            LINES          OTHER          SERVICES       R&D           REPORTED
                                          ---------       --------      ------------   --------        --------
QUARTER ENDED JUNE 30, 2002
---------------------------
(continued)
Revenues:
   License..........................      $    13.6       $    0.1       $     --       $     --        $  136.0
   Maintenance .....................            9.4            0.1             --             --           149.7
   Professional services ...........             --             --           19.5             --            19.5
                                          ---------       --------       --------       --------        --------
Total revenues......................      $    23.0       $    0.2       $   19.5       $     --        $  305.2
R&D expenses .......................           20.8            4.8             --           23.8           118.2
Cost of professional services ......             --             --           21.4             --            21.4
                                          ---------       --------       --------       --------        --------
  Contribution margin ..............      $     2.2       $   (4.6)      $   (1.9)      $  (23.8)          165.6
                                          =========       ========       ========       ========
Selling and marketing expenses..................................................................           119.5
General and administrative expenses.............................................................            36.0
Amortization of acquired technology and intangibles.............................................            12.4
Restructuring and severance costs...............................................................            (0.1)
Merger-related costs and compensation charges...................................................             0.6
Other income, net...............................................................................             9.5
                                                                                                        --------
Consolidated earnings before taxes..............................................................        $    6.7
                                                                                                        ========

(4) RESTRUCTURING AND SEVERANCE COSTS

    During the year ended March 31, 2002, BMC implemented a restructuring plan to better align the Company's cost structure with existing market conditions. The Company also discontinued certain business information integration products as a result of the dissolution of that business unit, and announced the closure of certain locations throughout the world. See the discussion of this plan in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

    As of June 30, 2002, $1.8 million of severance and facilities costs related to actions completed under the restructuring plan remained accrued for payment in future periods.

(5) STOCK INCENTIVE PLANS

    The Company has adopted numerous stock compensation plans that provide for the grant of options and restricted stock to employees and directors of the Company. All options under these plans vest over terms of three to five years. The restricted stock is subject to transfer restrictions that lapse over one to four years.

     The Company's accounting for stock options is in accordance with APB Opinion No. 25 and related interpretations, which generally require that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, less the amount the grantee is required to pay to acquire the stock. Alternatively, SFAS No. 123, "Accounting for Stock-Based Compensation," employs fair value-based measurement and generally results in the recognition of compensation for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but rather, permits continued application of APB Opinion No. 25. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its employee stock-based compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is recorded for stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based compensation granted. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company's stock on the date of grant, no compensation expense is recorded.

    For the three months ended June 30, 2001 and 2002, the Company recorded compensation expense of $4.2 million and $1.3 million, respectively, for restricted stock grants. The expense for the three months ended June 30, 2001 and 2002, includes $3.1 million and $0.6 million, respectively, of merger-related compensation charges related to restricted shares issued as part of the Evity acquisition. The Company was not required to record compensation expense for stock option grants and stock issued under the employee stock purchase plan during the same periods.

     Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of award, which is the method described in SFAS No. 123), the Company's reported net earnings (loss) and earnings (loss) per share would have been reduced to the proforma amounts shown below:


                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                               ---------------------------
                                                                 2001              2002
                                                               ---------        ----------
                                                                    (IN MILLIONS, EXCEPT
                                                                      PER SHARE DATA)
Net earnings (loss):        As Reported ...................    $   (34.5)       $     5.2
                            Pro Forma .....................    $   (56.5)       $   (11.4)
Basic EPS:                  As Reported ...................    $   (0.14)       $    0.02
                            Pro Forma .....................    $   (0.23)       $   (0.05)
Diluted EPS:                As Reported ...................    $   (0.14)       $    0.02
                            Pro Forma .....................    $   (0.23)       $   (0.05)


    In computing the above pro forma amounts, the fair values of each option grant and each purchase right under the purchase plan are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the first quarter of fiscal 2002 and 2003, respectively: risk-free interest rate of 4.55% and 3.41%, expected life of 5 years for options and 6 months for purchase plan shares, expected volatility of 75% and no expected dividend yields.

(6) GOODWILL AND INTANGIBLE ASSETS

    As of April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting at the point of acquisition for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under this Statement, all goodwill and those intangible assets with indefinite useful lives are not amortized, but rather are tested for impairment annually and when events and circumstances indicate that their fair value has been reduced below carrying value. Intangible assets with finite useful lives are amortized over those useful lives. We are in the process of determining the impairment charge, if any, that is required upon adoption of this Statement. If such a charge is required, it will be reflected as the effect of a change in accounting principle in the consolidated statement of operations and comprehensive loss for the quarter ended June 30, 2002.

    The following reconciles the Company's reported net earnings (loss) and earnings (loss) per share to those amounts that would have resulted had goodwill and intangible assets been accounted for under SFAS No. 142 for all periods presented:



                                                                                                     THREE MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                                    --------------------
                                                                                                      2001         2002
                                                                                                   ------        ------
                                                                                                   (IN MILLIONS, EXCEPT
                                                                                                      PER SHARE DATA)
Net earnings (loss):   As Reported .........................................................        $(34.5)       $  5.2
                       Add back:  Amortization of goodwill, net of taxes ...................          26.2            --
                       Add back:  Amortization of intangible assets, net of taxes ..........           0.6            --
                                                                                                   --------       ------
                       Adjusted ............................................................        $ (7.8)       $  5.2
                                                                                                   ========       ======

Basic EPS:             As Reported .........................................................        $(0.14)       $ 0.02
                       Add back:  Amortization of goodwill, net of taxes ...................          0.11            --
                       Add back:  Amortization of intangible assets, net of taxes ..........            --            --
                                                                                                   --------       ------
                       Adjusted ............................................................        $(0.03)       $ 0.02
                                                                                                   ========       ======

Diluted EPS:           As Reported .........................................................        $(0.14)       $ 0.02
                       Add back:  Amortization of goodwill, net of taxes ...................          0.11            --
                       Add back:  Amortization of intangible assets, net of taxes ..........            --            --
                                                                                                   --------       ------
                       Adjusted ............................................................        $(0.03)       $ 0.02
                                                                                                   ========       ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This section of the Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled "Certain Risks and Uncertainties." It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition contained in our Form 10-K for fiscal 2002.

CRITICAL ACCOUNTING POLICIES

    The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, intangible assets, deferred tax assets and marketable securities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. The critical accounting policies related to the estimates and judgments listed above are discussed further throughout our Form 10-K for fiscal 2002 under Management's Discussion and Analysis of Results of Operations and Financial Condition where such policies affect our reported and expected financial results.

A.  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Loss bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.



                                                                                 PERCENTAGE OF
                                                                                TOTAL REVENUES
                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                             -------------------
                                                                              2001         2002
                                                                             -----         -----
Revenues:
  License ............................................................        52.8%         44.6%
  Maintenance ........................................................        40.9          49.0
  Professional services ..............................................         6.3           6.4
                                                                             -----         -----
      Total revenues .................................................       100.0         100.0
Operating expenses:
  Selling and marketing expenses .....................................        44.8          39.1
  Research and development expenses ..................................        33.1          38.7
  Cost of professional services ......................................         7.9           7.0
  General and administrative expenses ................................        12.3          11.8
  Amortization of acquired technology, goodwill and intangibles ......        14.1           4.1
  Restructuring and severance costs...................................         3.5            --
  Merger-related costs and compensation charges ......................         0.8           0.2
                                                                             -----         -----
     Total operating expenses ........................................       116.5         100.9
                                                                             -----         -----
     Operating loss...................................................       (16.5)         (0.9)
Interest and other income, net .......................................         4.8           5.2
Interest expense .....................................................        (0.1)           --
Loss on marketable securities ........................................        (2.2)         (2.1)
                                                                             -----         -----
     Other income, net ...............................................         2.5           3.1
     Earnings (loss) before income taxes .............................       (14.0)          2.2
Income tax (benefit) provision........................................        (3.9)         (0.5)
                                                                             -----         -----
     Net earnings (loss) .............................................       (10.1)%         1.7%
                                                                             =====         =====

REVENUES

    We recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Based on our reading and interpretation of these SOPs, we believe that our current sales contract terms and business arrangements have been properly reported. However, the AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations. For a more detailed discussion of our revenue recognition policies, see the footnotes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2002.



                                                      THREE MONTHS ENDED
                                                            JUNE 30,
                                                    -----------------------
                                                      2001           2002           CHANGE
                                                    --------       --------         ------
                                                         (IN MILLIONS)
License:
   North America .............................      $  113.0       $   87.4          (22.7)%
   International .............................          67.0           48.6          (27.5)%
                                                    --------       --------
         Total license revenues ..............         180.0          136.0          (24.4)%
Maintenance:
   North America .............................          91.0           92.5            1.6%
   International .............................          48.3           57.2           18.4%
                                                    --------       --------
        Total maintenance revenues ...........         139.3          149.7            7.5%
Professional Services:
   North America .............................          12.4            9.2          (25.8)%
   International .............................           9.3           10.3           10.8%
                                                    --------       --------
        Total professional services ..........          21.7           19.5          (10.1)%
                                                    --------       --------
         Total revenues ......................      $  341.0       $  305.2          (10.5)%
                                                    ========       ========

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

    Difficult economic conditions in domestic and international markets have continued to result in reduced IT spending by many of our customers. Tighter budgets have caused many customers to choose smaller transactions in terms of dollar value. In addition, there was a significant increase in transactions where the terms and conditions within our contracts resulted in the deferral of license revenue. We executed a large domestic transaction in the first quarter of fiscal 2003 in which almost all the license revenue was deferred to later periods. This transaction accounted for approximately one-half of the gross contract license deferrals in the quarter. As of March 31, 2002 and June 30, 2002, our total deferred license revenue balance was $168.9 million and $215.3 million, respectively.

    Our North American operations generated 63% and 64% of license revenues in the three months ended June 30, 2001 and 2002, respectively. The 23% decline in North American license revenues in the first quarter of fiscal 2003 is mostly attributed to the trend towards smaller transaction sizes, particularly in the Enterprise Data Management segment.

    International license revenues represented 37% and 36% of total license revenues for the quarters ended June 30, 2001 and 2002, respectively. International license revenues declined 28% from the first quarter of fiscal 2002, primarily due to weakening demand in Europe and a greater demand for term-based licenses, which, in general, are deferred and recognized evenly over the license period.

    Maintenance, Enhancement and Support Revenues

    Maintenance, enhancement and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance, enhancement and support enrollment entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems, networks, storage systems and applications. These fees are generally charged annually and have historically equaled 15% to 20% of the discounted price of the product. During the fourth quarter of fiscal 2002, we revised our maintenance program to a single maintenance offering of 24x7 support with a standard rate of 20% of the discounted price of the associated product. Customers may be entitled to reduced maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement.

    Maintenance revenues increased 7.5% for the three months ended June 30, 2002 over the comparable prior year period as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. Our maintenance revenues have continued to grow, but at a slower rate due to the continued decline in our license revenues. Historically, we have enjoyed high maintenance renewal rates for our mainframe-based products. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. To date, we have been successful in extending our traditional maintenance and support pricing model to the distributed systems market.

    Product Line Revenues





                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                         -------------------------
                                                            2001            2002              CHANGE
                                                         ---------       ---------            ------
                                                               (IN MILLIONS)
Enterprise Data Management:
  Data Management - Distributed Systems ..........       $    34.1       $    35.6               4.4%
  Data Management - Mainframe ....................           128.7           101.1             (21.4)%
                                                         ---------       ---------
                                                             162.8           136.7             (16.0)%
Enterprise Systems Management:
  Scheduling & Output Management .................            27.7            32.7              18.1%
  MAINVIEW .......................................            41.9            38.3              (8.6)%
  PATROL .........................................            64.4            54.8             (14.9)%
                                                         ---------       ---------
                                                             134.0           125.8              (6.1)%
Other Software:
  High Potential Product Lines ...................            20.6            23.0              11.7%
  Other Software .................................             1.9             0.2             (89.5)%
                                                         ---------       ---------
                                                              22.5            23.2               3.1%
         Total license & maintenance revenues ....       $   319.3       $   285.7             (10.5)%
                                                         =========       =========


    We market software solutions designed to improve the availability, performance and recoverability of enterprise applications, databases and other IT systems components operating in mainframe, distributed computing and Internet environments. Our solutions are broadly divided into two core business units and a third business unit geared towards future high potential solution areas. The Enterprise Data Management group includes products designed for managing database management systems on mainframe and distributed computing platforms. The Enterprise Systems Management group includes our scheduling, output management, and systems management and monitoring solutions. Our objective for both the Enterprise Data Management and Enterprise Systems Management groups is to extend our core strengths in these markets. The High Potential product lines encompass storage management, security, subscription services, enterprise application management, and Linux management. Our objective for this group is to develop our business in fast-growing markets.

    Our Enterprise Data Management solutions combined represented 51% and 48% of total software revenues for the quarters ended June 30, 2001 and 2002, respectively. Total software revenues for this group declined 16% in the first quarter of fiscal 2003 from the same period in fiscal 2002. The decrease in mainframe data management solutions is attributed to smaller dollar transaction sizes and to the deferral of the large domestic transaction noted above.

    Our Enterprise Systems Management solutions combined contributed 42% and 44% of total software revenues for the quarters ended June 30, 2001 and 2002, respectively. Total software revenues for this group declined 6% in the first quarter of fiscal 2003 from the same period in fiscal 2002 primarily due to the continued weakness in IT spending and a reduction in Unix shipments from hardware manufacturers such as Sun Microsystems, Hewlett-Packard, and IBM.

    Our High Potential product lines contributed 6% and 8% of total software revenues for the quarters ended June 30, 2001 and 2002, respectively. Total software revenues for this group grew 12% in the first quarter of fiscal 2003 from the same period in fiscal 2002. This growth includes increases in license and maintenance revenues from our storage and security solutions.

    Professional Services Revenues

    Professional services revenues, representing fees from implementation, integration and education services performed during the period, decreased 10% during the three months ended June 30, 2002, over the comparable prior year period. This decline is the result of the decline in our software license revenue, especially within the PATROL product line, as this results in less demand for our implementation and integration services. Our professional services headcount has decreased to accommodate the lower license revenue levels.

EXPENSES



                                                                         THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                        -----------------------
                                                                           2001          2002             CHANGE
                                                                        --------       --------           ------
                                                                             (IN MILLIONS)
Selling and marketing ...........................................       $  152.8       $  119.5           (21.8)%
Research and development ........................................          113.0          118.2             4.6%
Cost of professional services ...................................           26.9           21.4           (20.4)%
General and administrative ......................................           41.9           36.0           (14.1)%
Amortization of acquired technology, goodwill and intangibles ...           48.2           12.4           (74.3)%
Restructuring and severance costs ...............................           12.0           (0.1)            n/m
Merger-related costs and compensation charges ...................            2.7            0.6           (77.8)%
                                                                        --------       --------
          Total operating expenses ..............................       $  397.5       $  308.0           (22.5)%
                                                                        ========       ========

    Selling and Marketing

    Our selling and marketing expenses primarily include personnel and related costs, sales commissions, and costs associated with advertising, industry trade shows and sales seminars. Selling and marketing expenses decreased 22% in the first quarter of fiscal 2003 over the same period in fiscal 2002. Contributing to the decline in selling and marketing expenses were decreases in sales commissions, bad debt expense related to license billings, personnel related costs and travel and entertainment costs.

    Research and Development

    Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include costs associated with the maintenance, enhancement and support of our products, computer hardware/software costs and telecommunications expenses necessary to maintain our data processing center, royalties and the effect of software development cost capitalization and amortization. Research and development costs are reduced by amounts capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." We capitalize our software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86, and amortize these costs over the products' estimated useful lives. During the first quarters of fiscal 2002 and 2003, we capitalized approximately $35.3 million and $17.5 million, respectively, of software development and purchased software costs. The decrease in capitalized costs is primarily due to a reduction in the number of current development projects which qualify for capitalization under SFAS No. 86. We amortized $22.4 million and $22.7 million in the first quarters of fiscal 2002 and 2003, respectively, of capitalized software development and purchased software costs pursuant to SFAS No. 86, including $8.5 million and $10.5 million in the first quarters of fiscal 2002 and 2003, respectively, to accelerate the amortization of certain software products. We accelerated the amortization of these software products as they were not expected to generate sufficient future revenues to realize the carrying value of the assets.

    Research and development expenses increased 5% during the first quarter of fiscal 2003 compared to the same period in fiscal 2002. Lower personnel related costs were offset by an increase in the net expense effect of software development cost capitalization and amortization.

    Cost of Professional Services

    Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business. The decrease in these costs in the three months ended June 30, 2002, over the comparable prior year period, resulted from the 10% professional services revenue decline and related headcount reductions, particularly within the PATROL solutions, combined with lower consulting fees.

    General and Administrative

    General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, facilities management and human resources. Other costs included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance, costs of managing our foreign currency exposure and bad debt expense related to maintenance billings. The decline in general and administrative expenses for the three months ended June 30, 2002 over the same period in the prior year was primarily attributable to decreased bad debt expense, offset slightly by higher depreciation expense.

    Amortization of Acquired Technology, Goodwill and Intangibles

    Under the purchase accounting method for certain of our acquisitions, portions of the purchase prices were allocated to goodwill, customer base, software and other intangible assets. We are amortizing these intangibles over three to five-year periods, which reflect the estimated useful lives of the respective assets. As of April 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this pronouncement, goodwill and those intangible assets with indefinite lives are no longer amortized, but rather are tested for impairment annually and when events or circumstances indicate that their fair value has been reduced below carrying value. Acquired technology continues to be amortized under SFAS No. 86. As a result of our adoption of SFAS No. 142, the amortization of acquired technology, goodwill and intangibles expense declined by approximately $36 million from the amount recorded in the first quarter of fiscal 2002. See Note 6 to the Condensed Consolidated Financial Statements contained herein for a reconciliation of our reported net earnings
(loss) and earnings (loss) per share to those amounts that would have resulted had goodwill and intangible assets been accounted for under SFAS No. 142 for all periods presented.

    Restructuring and Severance Costs

    During the quarter ended June 30, 2001, we terminated approximately 6% of our workforce worldwide. The action was across all divisions and geographies and affected employees received cash severance packages, the vast majority of which were paid during the quarter ended June 30, 2001. The affected employees were also given the option to receive outplacement services and continued health benefits for a specified period after termination. A charge of $12.0 million was recorded during the quarter ended June 30, 2001 for such severance and related expenses.

    Merger-Related Costs and Compensation Charges

    In conjunction with our merger with Boole & Babbage, Inc. in March 1999, management approved a formal plan of restructuring which included steps to be taken to integrate the operations of the two companies, consolidate duplicate facilities and streamline operations to achieve reductions in overhead expenses in future periods. No charges related to this restructuring plan were recorded during the quarters ended June 30, 2001 and 2002, and as of June 30, 2002, we have remaining accrued facilities costs of approximately $0.3 million.

    During the quarters ended June 30, 2001 and 2002, we recorded compensation charges of $2.7 million and $0.6 million, respectively, primarily related to the vesting of common stock issued as part of the Evity acquisition to certain Evity employee shareholders who we employed after the acquisition.

OTHER INCOME, NET

    For the first quarter of fiscal 2003, other income, net was $9.5 million, reflecting an increase of 10% from $8.6 million in the same quarter of fiscal 2002. Other income, net consists primarily of interest earned on cash, cash equivalents and marketable securities, gains and losses on marketable securities and interest expense on short-term borrowings. The increase in other income, net is primarily due to a $1.1 million reduction of losses on marketable securities and elimination of interest expense on short-term borrowings which were paid off in the quarter ended June 30, 2001. In the first quarters ended June 30, 2001 and June 30, 2002, we wrote off $7.4 million and $6.3 million, respectively, of marketable securities.

INCOME TAX (BENEFIT) PROVISION

    For the three months ended June 30, 2002, income tax expense was $1.5 million, compared to a benefit of $13.4 million for the same period in fiscal 2002. Our effective tax rate was 22% for the three months ended June 30, 2002 and 28% for the comparable prior year period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method. The Statement applies to all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting at the point of acquisition for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under this Statement, all goodwill and those intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment annually and when events or circumstances indicate that their fair value has been reduced below carrying value. Intangible assets with finite useful lives will continue to be amortized over those useful lives. As of April 1, 2002, we have adopted SFAS No. 141 and SFAS No. 142. The primary impact of adoption is the elimination of amortization expense related to our goodwill and intangible assets with indefinite lives from our Consolidated Statement of Operations and Comprehensive Loss. See Note 6 to the Condensed Consolidated Financial Statements contained herein for a reconciliation of our reported net earnings (loss) and earnings
(loss) per share to those amounts that would have resulted had goodwill and intangible assets been accounted for under SFAS No. 142 for all periods presented. We are in the process of determining the impairment charge, if any, that will be required upon adoption of SFAS No. 142. If such a charge is required, it will be reflected as the effect of a change in accounting principle in the Consolidated Statement of Operations and Comprehensive Loss for the quarter ended June 30, 2002.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires the recognition of a liability for the fair value of an asset retirement obligation in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the obligation is incurred, the liability must be recognized when a reasonable estimate of fair value can be made. Upon initial recognition of such a liability, an equal amount must be capitalized into the carrying amount of the related long-lived asset and subsequently expensed over its useful life. The provisions of SFAS No. 143 are required to be applied for fiscal years beginning after June 15, 2002. SFAS No. 144 supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. This statement establishes a single accounting model, based on the framework in SFAS No. 121, for long-lived assets to be disposed of by sale and resolves significant implementation issues related to Statement 121. We adopted the provisions of SFAS No. 144 as of April 1, 2002. We believe that adoption of SFAS No. 143 and SFAS No. 144 will not have a material effect on our financial position or results of operations.

    In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds various other statements that required extraordinary treatment for the early extinguishment of debt. This pronouncement allows extraordinary treatment of gains or losses associated with extinguishment of debt when the criteria under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases", such that lease modifications which have economic effects similar to sale-leaseback transactions are now required to be accounted for in the same manner as sale-leasebacks. The portion of SFAS No. 145 relating to treatment of early extinguishment of debt is effective for fiscal years beginning after May 15, 2002, while the other provisions of this statement are effective either for transactions occurring after that date or for financial statements issued after that date. We believe that adoption of SFAS No. 145 will not have a material effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2002, our cash, cash equivalents and marketable securities were $1.25 billion, a $146.3 million or 13% increase from the March 31, 2002 balance. The $1.25 billion of cash, cash equivalents and marketable securities at June 30, 2002 includes approximately $640 million of unremitted earnings of foreign subsidiaries that we consider permanently reinvested outside of the United States. These earnings would be subject to United States income tax if repatriated to the United States. The potential deferred tax liability for these earnings is approximately $224 million. We have not provided a deferred tax liability on any portion of the $640 million as we plan to utilize these funds for foreign investment purposes.

    Our working capital as of June 30, 2002, was $512.4 million, reflecting an increase of $196.2 million from the March 31, 2002 balance of $316.2 million due primarily to positive operating cash flow. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year. While typically yielding greater returns, this reduces reported working capital. Because of current economic trends, we have begun investing in securities with shorter original maturities. Our marketable securities are primarily investment grade and highly liquid. Stockholders' equity as of June 30, 2002, was $1.5 billion.

    We continue to primarily finance our growth through funds generated from operations. For the quarter ended June 30, 2002, net cash provided by operating activities was $219.7 million. Our primary source of cash is the sale of our software licenses, software maintenance and professional services. We provide financing on a portion of these sales transactions, to customers that meet our specified standards of creditworthiness. We participate in established programs with third-party financing institutions to securitize or sell a significant portion of our finance receivables. We utilize certain wholly-owned, fully consolidated special-purpose entities in these transfers. In addition, we securitize finance receivables from customers with investment-grade credit ratings through two special-purpose entities sponsored by third-party financial institutions. The entities sponsored by third-party financial institutions are multi-seller conduits with access to commercial paper markets, that purchase interests in similar receivables from numerous other companies unrelated to us. We have no ownership in either of the third-party financial institution sponsored entities and have no voting influence over either of these entities' operating and financial decisions. As a result, we do not consolidate these entities. When we sell receivables in securitizations of software installment contracts, we retain a beneficial interest in the securitized receivables, which is subordinate to the interests of the entities sponsored by the third-party financial institutions. The subordinate interests are measured and recorded at fair value based on the present value of future expected cash flows estimated using our best estimates of the key assumptions, including expected credit losses and discount rates commensurate with the risks involved. We periodically review the key assumptions and estimates used in determining the fair value of the retained interest. The financing institutions have no recourse to our other assets for failure of debtors to pay when due. Our retained interests are subordinate to the investors' interests and the value of the retained interests is subject to credit and interest rate risks on the transferred financial assets. At June 30, 2002, our retained interest was $22 million which is included in long-term finance receivables. Other finance receivables are sold to third-party financial institutions on a non-recourse basis. We record such transfers of beneficial interests in finance receivables to third-party financing institutions as sales of such finance receivables when we have surrendered control of such receivables, including determining that such assets have been isolated beyond our reach and the reach of our creditors. We have not guaranteed the transferred receivables and have no obligation upon default. During the quarter ended June 30, 2002, we transferred a total of $199 million of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis without a negative cash flow impact.

    Net cash provided by investing activities in the quarter ended June 30, 2002 was $30.7 million, primarily related to cash receipts from the maturities of marketable securities and sales of long-term finance receivables offset by disbursements for the purchase of marketable securities. Net cash used in financing activities in the quarter ended June 30, 2002 was $27.8 million, which derived primarily from treasury stock purchases. On April 24, 2000, the board of directors authorized the purchase of up to $500.0 million of our common stock. During the quarter ended June 30, 2002 we purchased 2.3 million shares for $38.7 million. Since the inception of the repurchase plan, we have purchased 18.5 million shares for $348.9 million. Subsequent to June 30, 2002, the board of directors authorized the purchase of an additional $500.0 million of our common stock. We plan to continue to buy stock on the open market from time to time, depending on market conditions, and other possible uses of our cash. We have no short-term or long-term debt outstanding.

    We believe that our existing cash balances and funds generated from operations will be sufficient to meet our liquidity requirements for the foreseeable future.

B. CERTAIN RISKS AND UNCERTAINTIES

Our Stock Price is Volatile.

    Our stock price has been and is highly volatile. Our stock price is highly influenced by current expectations of future revenue and earnings growth rates. Any failure to meet anticipated revenue and earnings levels in a period or any negative change in our perceived long-term growth prospects would likely have a significant adverse effect on our stock price. Our historical financial results are not necessarily indicative of future results.

The Timing, Type and Size of License Contracts Could Cause Our Quarterly Revenues and Earnings to Fluctuate.

    Our revenues and results of operations are difficult to predict and may fluctuate substantially quarter to quarter. The timing, type and amount of our license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. We generally operate with little or no sales backlog and, as a result, license revenues in any quarter are dependent upon contracts entered into or orders booked and shipped in that quarter. We are also executing a larger number of license transactions where the contract terms and conditions require us to defer the license revenue. We provide targets for the change in our deferred license revenue balance along with targets for revenues and earnings. A significant amount of our license transactions are completed during the final weeks and days of the quarter, and therefore we generally do not know whether revenues, earnings and/or changes to the deferred license revenue balances will meet expectations until the final days or day of a quarter.

We have a High Degree of Operating Leverage.

    Our business model is characterized by a very high degree of operating leverage. A substantial portion of our operating expenses consists of employee and facility-related costs, which are relatively fixed over the short term. In addition, our expense levels and hiring plans are based substantially on our projections of future revenues. If near term demand weakens in a given quarter or if current weak global economic conditions continue, then we may find it difficult to meet our revenue expectations and there may be a material adverse effect on our operating results and a resultant drop in our stock price.

We May Have Difficulty Achieving our Cash Flow from Operations Goal.

    Our cash flow is and has been volatile. If our cash generated from operations proved in some future period to be materially less than we currently expect, our stock price could decline. Factors that could adversely affect the cash flow from operations in the future include: reduced net earnings; increased time required for the collection cycle of accounts receivable; an increase in uncollectible accounts receivable; a reduced ability to securitize and syndicate financed receivables; reduced renewal rates for maintenance; deferring less revenue than anticipated; and a reduced average yield from marketable securities and cash and cash equivalents balances.

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

    We provide selected metrics about our performance against our competitors which are compiled from data only obtained from our internal field sales organization and, accordingly, this information should not be relied upon as coming from independent sources.

Our Products Must Remain Compatible with Ever-changing Operating and Database Environments.


    IBM, HP, Sun, Microsoft and Oracle are by far the largest suppliers of systems and database software and, in many cases, are the manufacturers of the computer hardware systems used by most of our customers. Historically, operating and database system developers have modified or introduced new operating systems, database systems, systems software and computer hardware. Such new products could incorporate features, which perform functions currently performed by our products, or could require substantial modification of our products to maintain compatibility with these companies' hardware or software. Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and operating and database system software developers, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition and operating results.

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


Future Product Development is Dependent Upon Early Access to Third-party Operating and Database Systems.


    Operating and database system software developers have in the past provided us with early access to pre-generally available (GA) versions of their software in order to have input into the functionality and to assure that we can adapt our software to exploit new functionality in these systems. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition and operating results.


Failure to Adapt to Technological Change Could Adversely Affect Our Earnings.

    If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenues and earnings. We operate in a highly competitive industry characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. During the past several years, many new technological advancements and competing products entered the marketplace. The distributed systems and application management markets in which we operate are far more crowded and competitive than our traditional mainframe systems management markets. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing distributed systems products, the timely introduction and success of future software products, and the ability of our products to interoperate and perform well with existing and future leading databases and other platforms supported by our products. We have experienced long development cycles and product delays in the past, particularly with some of our distributed systems products, and expect to have delays in the future. Delays in new product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on our revenues and earnings. New products or new versions of existing products may, despite testing, contain undetected errors or bugs that could delay the introduction or adversely affect commercial acceptance of such products.

Maintenance Revenue Growth Could Decline.

    Maintenance revenues have increased in each of the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements for our mainframe products. In addition, customers may be entitled to reduced maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement. Although renewal rates remain high, should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues. Also, renewal rates for maintenance on our distributed systems products are lower than on our mainframe products.

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

    We maintain a software development office in India which operates as an extension of our primary development offices and we contract with third-party developers in India. To date, the dispute between India and Pakistan involving the Kashmir region has not adversely affected our operations in India. Should we be unable to conduct operations in India in the future, we believe that our business would not be materially adversely affected.

Conditions in Israel.

    Our scheduling, security, output management and Enterprise Application Management (EAM) development operations are conducted primarily in Israel and, accordingly, we are directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our business, operating results and financial condition. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Palestinian people and the Arab countries. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel's establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. We maintain comprehensive contingency and business continuity plans, and to date, the current conflict in the region and hostilities within Israel have not caused disruption of our operations located in Israel.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our marketable securities subsequent to March 31, 2002, therefore our foreign currency exchange rate risk and interest rate risk related to investments remain substantially unchanged from the description in our Form 10-K for the year ended March 31, 2002.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         None

     (b) Reports on Form 8-K.

            Current report filed on August 1, 2002, which contained exhibits of the Written Statement of Robert E. Beauchamp, Chief Executive Officer of BMC Software, Inc. dated July 31, 2002 and the Written Statement of John W. Cox, Chief Financial Officer of BMC Software, Inc. dated July 30, 2002, in each case, delivered pursuant to SEC Order 4-460.

            Current report filed on August 13, 2002, which contained exhibits of the Written Statement of Robert E. Beauchamp, Chief Executive Officer of BMC Software, Inc. dated August 13, 2002 and the Written Statement of John W. Cox, Chief Financial Officer of BMC Software, Inc. dated August 13, 2002, in each case, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BMC SOFTWARE, INC.


                             By: /s/ Robert E. Beauchamp
                                --------------------------------------------
                                           Robert E. Beauchamp
                                President and Chief Executive Officer
August 13, 2002


                             By: /s/ John W. Cox
                                --------------------------------------------
                                              John W. Cox
                                Vice President, Chief Financial Officer and
                                        Chief Accounting Officer
August 13, 2002