Form 10-Q
period 2002-09-30
BMC SOFTWARE INC
filed 2002-11-12
CIK 835729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

    As of November 8, 2002, there were outstanding 235,452,869 shares of Common Stock, par value $.01, of the registrant.

================================================================================

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 2002


                                      INDEX

                                                                                         PAGE
                                                                                         ----
PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2002 and
                 September 30, 2002 (Unaudited)......................................      3
               Condensed Consolidated Statements of Operations and Comprehensive
                 Income (Loss) for the three months and six months ended
                 September 30, 2001 and 2002 (Unaudited) ............................      4
               Condensed Consolidated Statements of Cash Flows for the six
                 months ended September 30, 2001 and 2002 (Unaudited)................      5
               Notes to Condensed Consolidated Financial Statements (Unaudited)......      6

Item 2.     Management's Discussion and Analysis of Results of Operations and
               Financial Condition...................................................     11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk...............     25

Item 4.     Controls and Procedures..................................................     25


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings........................................................     26

Item 2.     Submission of Matters to a Vote of Security Holders......................     26

Item 3.     Exhibits and Reports on Form 8-K.........................................     27

            Signatures...............................................................     28

            Certifications...........................................................     29

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                MARCH 31,    SEPTEMBER 30,
                                                                  2002           2002
                                                                ---------    -------------
                            ASSETS                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents ..............................      $  330.0       $  518.6
  Marketable securities ..................................         215.8          251.0
  Trade accounts receivable, net .........................         182.6          123.2
  Current trade finance receivables, net .................         129.9          128.4
  Income taxes receivable ................................          70.1           15.9
  Other current assets ...................................          68.4          122.6
                                                                --------       --------
         Total current assets ............................         996.8        1,159.7
Property and equipment, net ..............................         443.0          418.2
Software development costs and related assets, net .......         211.8          205.5
Long-term marketable securities ..........................         557.9          455.8
Long-term finance receivables ............................         176.3          167.2
Acquired technology, net .................................          50.2           30.3
Goodwill, net ............................................         121.6          122.5
Intangible assets, net ...................................          12.0            7.7
Other long-term assets ...................................         106.6          104.6
                                                                --------       --------
                                                                $2,676.2       $2,671.5
                                                                ========       ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable .................................      $   16.2       $   25.7
  Accrued liabilities ....................................         204.2          173.5
  Current portion of deferred revenue ....................         460.2          483.0
                                                                --------       --------
         Total current liabilities .......................         680.6          682.2
Long-term deferred revenue ...............................         483.1          557.8
Other long-term liabilities ..............................           5.9           20.5
                                                                --------       --------
         Total liabilities ...............................       1,169.6        1,260.5
Commitments and contingencies
Stockholders' equity:
  Preferred stock ........................................            --             --
  Common stock ...........................................           2.5            2.5
  Additional paid-in capital .............................         536.9          537.0
  Retained earnings ......................................       1,126.6        1,114.3
  Accumulated other comprehensive loss ...................         (18.8)         (29.0)
                                                                --------       --------
                                                                 1,647.2        1,624.8
    Less treasury stock, at cost .........................        (135.2)        (210.4)
    Less unearned portion of restricted stock compensation          (5.4)          (3.4)
                                                                --------       --------
         Total stockholders' equity ......................       1,506.6        1,411.0
                                                                --------       --------
                                                                $2,676.2       $2,671.5
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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                                                  ---------------------       ---------------------
                                                                                    2001          2002          2001          2002
                                                                                  -------       -------       -------       -------
  Revenues:
    License ................................................................      $ 131.5       $ 120.4       $ 311.5       $ 256.4
    Maintenance ............................................................        141.2         150.9         280.5         300.6
    Professional services ..................................................         22.4          19.9          44.1          39.4
                                                                                  -------       -------       -------       -------
          Total revenues ...................................................        295.1         291.2         636.1         596.4
                                                                                  -------       -------       -------       -------
Operating expenses:
  Selling and marketing expenses ...........................................        132.9         112.8         285.7         232.3
  Research and development expenses ........................................        105.8         112.4         218.8         230.6
  Cost of professional services ............................................         25.1          20.9          52.0          42.3
  General and administrative expenses ......................................         40.2          35.4          82.1          71.4
  Amortization of acquired technology, goodwill and intangibles ............         48.5          12.4          96.7          24.8
  Restructuring and severance costs ........................................         32.7           0.3          44.7           0.2
  Merger-related costs and compensation charges ............................          3.1            --           5.8           0.6
                                                                                  -------       -------       -------       -------
          Total operating expenses .........................................        388.3         294.2         785.8         602.2
                                                                                  -------       -------       -------       -------
          Operating loss ...................................................        (93.2)         (3.0)       (149.7)         (5.8)
Interest and other income, net .............................................         18.4          17.1          34.8          32.9
Interest expense ...........................................................           --            --          (0.4)           --
Loss on marketable securities ..............................................         (0.2)           --          (7.6)         (6.3)
                                                                                  -------       -------       -------       -------
          Other income, net ................................................         18.2          17.1          26.8          26.6
                                                                                  -------       -------       -------       -------
          Earnings (loss) before income taxes ..............................        (75.0)         14.1        (122.9)         20.8
Income tax provision (benefit) .............................................        (21.7)          4.0         (35.1)          5.5
                                                                                  -------       -------       -------       -------
          Net earnings (loss) ..............................................      $ (53.3)      $  10.1       $ (87.8)      $  15.3
                                                                                  =======       =======       =======       =======

Basic earnings (loss) per share ............................................      $ (0.22)      $  0.04       $ (0.36)      $  0.06
                                                                                  =======       =======       =======       =======
Diluted earnings (loss) per share ..........................................      $ (0.22)      $  0.04       $ (0.36)      $  0.06
                                                                                  =======       =======       =======       =======
Shares used in computing basic earnings (loss) per share ...................        246.5         239.1         246.9         240.0
                                                                                  =======       =======       =======       =======
Shares used in computing diluted earnings (loss) per share .................        246.5         239.8         246.9         241.2
                                                                                  =======       =======       =======       =======

Comprehensive income (loss):
  Net earnings (loss) ......................................................      $ (53.3)      $  10.1       $ (87.8)      $  15.3

  Foreign currency translation adjustment ..................................         (2.3)         (2.8)         (2.1)        (10.2)

  Unrealized gain (loss) on securities available for sale:
     Unrealized gain, net of taxes of $1.1, $0.6, $1.2 and $0.7 ............          2.0           1.1           2.2           1.3
     Realized loss included in net earnings (loss), net of taxes of
        $0.1, $--, $2.7 and $0.5 ...........................................          0.1            --           4.9           1.0
                                                                                  -------       -------       -------       -------
                                                                                      2.1           1.1           7.1           2.3
  Unrealized gain (loss) on derivative instruments:
     Unrealized gain (loss), net of taxes of $2.2, $0.1, $0.7 and
        $2.0 ...............................................................         (4.1)          0.2          (1.3)         (3.7)
     Realized (gain) loss included in net earnings (loss), net of
        taxes of $--, $0.1, $0.8 and $0.7 ..................................           --           0.2          (1.4)          1.4
                                                                                  -------       -------       -------       -------
                                                                                     (4.1)          0.4          (2.7)         (2.3)
                                                                                  -------       -------       -------       -------
          Comprehensive income (loss) ......................................      $ (57.6)      $   8.8       $ (85.5)      $   5.1
                                                                                  =======       =======       =======       =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                                                SIX MONTHS ENDED
                                                                                                                  SEPTEMBER 30,
                                                                                                              ---------------------
                                                                                                               2001           2002
                                                                                                              ------         ------
Cash flows from operating activities:
  Net earnings (loss) ................................................................................        $(87.8)        $ 15.3
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Restructuring and severance costs ...............................................................          28.9            0.5
     Merger-related costs and compensation charges ...................................................           5.6            0.6
     Depreciation and amortization ...................................................................         184.3          101.2
     Loss on marketable securities ...................................................................           7.6            6.3
     Earned portion of restricted stock compensation .................................................           1.5            1.3
     Net change in income taxes receivable ...........................................................           3.7           54.2
     Net change in receivables, payables, deferred revenue and other components of
      working capital ................................................................................          80.0          143.7
                                                                                                              ------         ------
          Net cash provided by operating activities ..................................................         223.8          323.1
                                                                                                              ------         ------
Cash flows from investing activities:
  Debtor-in-possession financing provided to Peregrine Systems, Inc. .................................            --          (46.0)
  Cash paid for technology acquisitions and other investments, net of cash acquired ..................          (5.7)          (3.0)
  Return of capital for cost-basis investments .......................................................            --            0.7
  Purchases of marketable securities .................................................................         (54.4)        (123.0)
  Maturities of/proceeds from sales of marketable securities .........................................          65.2          184.9
  Purchases of property and equipment ................................................................         (31.7)          (9.0)
  Proceeds from sales of property and equipment ......................................................           3.1             --
  Capitalization of software development costs and related assets ....................................         (67.3)         (33.9)
  Decrease in long-term finance receivables ..........................................................          86.8            9.1
                                                                                                              ------         ------
          Net cash used in investing activities ......................................................          (4.0)         (20.2)
                                                                                                              ------         ------
Cash flows from financing activities:
  Payments on borrowings .............................................................................        (150.0)            --
  Stock options exercised and other ..................................................................          13.5           17.9
  Treasury stock acquired ............................................................................         (82.8)        (120.6)
                                                                                                              ------         ------
          Net cash used in financing activities ......................................................        (219.3)        (102.7)
                                                                                                              ------         ------
Effect of exchange rate changes on cash ..............................................................          (2.1)         (11.6)
                                                                                                              ------         ------
Net change in cash and cash equivalents ..............................................................          (1.6)         188.6
Cash and cash equivalents, beginning of period .......................................................         146.0          330.0
                                                                                                              ------         ------
Cash and cash equivalents, end of period .............................................................        $144.4         $518.6
                                                                                                              ======         ======
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amounts capitalized .................................................        $  1.7         $   --
  Cash paid (refunded) for income taxes ..............................................................        $ 20.5         $(54.9)

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

(2) EARNINGS PER SHARE

    Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three-month periods ended September 30, 2001 and 2002, the treasury stock method effect of 36.8 million and 37.0 million weighted options, respectively, and 0.6 million and 0.0 weighted unearned restricted shares, respectively, has been excluded from the calculation of EPS as it is anti-dilutive. For the six-month periods ended September 30, 2001 and 2002, the treasury stock method effect of 37.4 million and 37.1 million weighted options, respectively, and 0.7 million and 0.0 weighted unearned restricted shares, respectively, has been excluded from the calculation of EPS as it is anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months and six months ended September 30, 2001 and 2002:

                                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                                        -------------------------          -------------------------
                                                                          2001              2002             2001              2002
                                                                        -------           -------          -------           -------
                                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Basic earnings (loss) per share:
  Net earnings (loss) ........................................          $ (53.3)          $  10.1          $ (87.8)          $  15.3
                                                                        -------           -------          -------           -------
  Weighted average number of common shares ...................            246.5             239.1            246.9             240.0
                                                                        -------           -------          -------           -------

  Basic earnings (loss) per share ............................          $ (0.22)          $  0.04          $ (0.36)          $  0.06
                                                                        =======           =======          =======           =======
Diluted earnings (loss) per share:
  Net earnings (loss) ........................................          $ (53.3)          $  10.1          $ (87.8)          $  15.3
                                                                        -------           -------          -------           -------
  Weighted average number of common shares ...................            246.5             239.1            246.9             240.0
  Incremental shares from assumed conversions of
     stock options and other .................................               --               0.7               --               1.2
                                                                        -------           -------          -------           -------
  Adjusted weighted average number of common shares ..........            246.5             239.8            246.9             241.2
                                                                        -------           -------          -------           -------
  Diluted earnings (loss) per share ..........................          $ (0.22)          $  0.04          $ (0.36)          $  0.06
                                                                        =======           =======          =======           =======

(3) SEGMENT REPORTING

    In the quarter ended June 30, 2002, BMC's management began reviewing the results of the Company's software business by the following product categories:
Enterprise Data Management Software, which includes the Mainframe Data Management and Distributed Systems Data Management product lines, Enterprise Systems Management Software, which includes the PATROL(R), MAINVIEW(R) and Scheduling & Output Management product lines, and Other Software, which includes the High Potential product lines of Storage Management, Security Management, Enterprise Applications Management, Subscription Services and Linux Management, and other. In addition to these software segments, the professional services business is also considered a separate segment. Through March 31, 2002, BMC's management reviewed the results of the Company's software business by different product categories. The amounts reported below for the three months and six months ended September 30, 2001 and 2002 reflect this change in the composition of the segments.

    Segment performance is measured based on contribution margin, which reflects only the direct controllable expenses of the segments and does not include allocation of indirect research and development (R&D) expenses, the effect of software development cost capitalization and amortization, selling and marketing expenses, general and administrative expenses, amortization of acquired technology, goodwill and intangibles, one-time charges, other income, net, and income taxes. Assets and liabilities are not accounted for by segment.


                                                ENTERPRISE DATA                            ENTERPRISE
                                              MANAGEMENT SOFTWARE                 SYSTEMS MANAGEMENT SOFTWARE
                                          ---------------------------    --------------------------------------------

                                          MAINFRAME       DISTRIBUTED                                      SCHEDULING
                                             DATA        SYSTEMS DATA                                       & OUTPUT
                                          MANAGEMENT      MANAGEMENT     PATROL       MAINVIEW             MANAGEMENT
                                          ----------      ----------     ------       --------             ----------
QUARTER ENDED SEPT. 30, 2001                                                   (IN MILLIONS)
----------------------------
Revenues:
   License.............................  $      38.0     $      16.8      $     35.4   $      14.1      $      15.3
   Maintenance.........................         61.0            13.4            24.0          21.5             13.0
   Professional services...............           --              --              --            --               --
                                         -----------     -----------      ----------   -----------      -----------
Total revenues.........................  $      99.0     $      30.2      $     59.4   $      35.6      $      28.3
R&D expenses...........................         15.7            12.6            30.8           7.7              8.0
Cost of professional services..........           --              --              --            --               --
                                         -----------     -----------      ----------   -----------      -----------
  Contribution margin .................  $      83.3     $      17.6      $     28.6   $      27.9      $      20.3
                                         ===========     ===========      ==========   ===========      ===========

                                               OTHER SOFTWARE
                                              ----------------
                                                HIGH                                INDIRECT
                                              POTENTIAL                              R&D AND
                                               PRODUCT             PROFESSIONAL    CAPITALIZED      AS
                                                LINES    OTHER        SERVICES      SOFTWARE      REPORTED
                                                -----    -----        --------      --------     ---------
QUARTER ENDED SEPT. 30, 2001                                         (IN MILLIONS)
----------------------------
Revenues:
   License.............................       $    11.9   $    --   $        --    $     --       $ 131.5
   Maintenance.........................             7.1       1.2            --          --         141.2
   Professional services...............             --         --          22.4          --          22.4
                                              --------    -------   -----------    --------       -------
Total revenues.........................       $    19.0   $   1.2   $      22.4    $     --       $ 295.1
R&D expenses...........................            16.1        --            --         14.9        105.8
Cost of professional services..........             --         --          25.1          --          25.1
                                              --------    -------   -----------    --------       -------
  Contribution margin .................       $     2.9   $   1.2   $      (2.7)   $   (14.9)       164.2
                                              =========   =======   ===========    =========
Selling and marketing expenses..............................................................        132.9
General and administrative expenses.........................................................         40.2
Amortization of acquired technology, goodwill and intangibles...............................         48.5
Restructuring and severance costs...........................................................         32.7
Merger-related costs and compensation charges...............................................          3.1
Other income, net...........................................................................         18.2
                                                                                                  -------
Consolidated loss before taxes..............................................................      $ (75.0)
                                                                                                  =======

                                                ENTERPRISE DATA                            ENTERPRISE
                                              MANAGEMENT SOFTWARE                 SYSTEMS MANAGEMENT SOFTWARE
                                          ---------------------------      ------------------------------------------

                                          MAINFRAME       DISTRIBUTED                                      SCHEDULING
                                             DATA        SYSTEMS DATA                                       & OUTPUT
                                          MANAGEMENT      MANAGEMENT       PATROL     MAINVIEW             MANAGEMENT
                                          ----------      ----------       ------     --------             ----------
QUARTER ENDED SEPT. 30, 2002                                             (IN MILLIONS)
----------------------------
Revenues:
   License.............................  $      43.2     $      10.8      $     19.8   $      19.7      $      15.3
   Maintenance.........................         57.2            15.8            26.5          23.6             16.5
   Professional services...............           --              --              --            --               --
                                         -----------     -----------      ----------   -----------      -----------
Total revenues.........................  $     100.4     $      26.6      $     46.3   $      43.3      $      31.8
R&D expenses...........................         15.5            12.7            25.5           8.1              8.0
Cost of professional services..........           --              --              --            --              --
                                         -----------     -----------      ----------   -----------      ----------
  Contribution margin .................  $      84.9     $      13.9      $     20.8   $      35.2      $      23.8
                                         ===========     ===========      ==========   ===========      ===========

                                               OTHER SOFTWARE
                                              ----------------
                                                HIGH                                INDIRECT
                                              POTENTIAL                              R&D AND
                                               PRODUCT             PROFESSIONAL    CAPITALIZED      AS
                                                LINES    OTHER        SERVICES      SOFTWARE      REPORTED
                                                -----    -----        --------      --------     ---------
QUARTER ENDED SEPT. 30, 2002                                        (IN MILLIONS)
----------------------------
Revenues:
   License.............................       $    11.6   $    --   $        --    $       --     $ 120.4
   Maintenance.........................            10.1       1.2            --            --       150.9
   Professional services...............             --         --          19.9            --        19.9
                                              --------    -------   -----------    ----------     -------
Total revenues.........................       $    21.7   $   1.2   $      19.9    $       --     $ 291.2
R&D expenses...........................            17.4        --            --         25.2        112.4
Cost of professional services..........             --         --          20.9            --        20.9
                                              --------    -------   -----------    ----------     -------
  Contribution margin .................       $     4.3   $   1.2   $      (1.0)   $   (25.2)       157.9
                                              =========   =======   ===========    =========
Selling and marketing expenses..............................................................        112.8
General and administrative expenses.........................................................         35.4
Amortization of acquired technology and intangibles.........................................         12.4
Restructuring and severance costs...........................................................          0.3
Other income, net...........................................................................         17.1
                                                                                                  -------
Consolidated earnings before taxes..........................................................      $  14.1
                                                                                                  =======

                                                ENTERPRISE DATA                            ENTERPRISE
                                              MANAGEMENT SOFTWARE                 SYSTEMS MANAGEMENT SOFTWARE
                                          ---------------------------    --------------------------------------------

                                          MAINFRAME       DISTRIBUTED                                      SCHEDULING
                                             DATA        SYSTEMS DATA                                       & OUTPUT
                                          MANAGEMENT      MANAGEMENT     PATROL       MAINVIEW             MANAGEMENT
                                          ----------      ----------     ------       --------             ----------
SIX MONTHS ENDED SEPT. 30, 2001                                           (IN MILLIONS)
-------------------------------
Revenues:
   License.............................  $     105.3     $      38.4      $     76.2   $      34.0      $      31.0
   Maintenance.........................        122.4            25.9            47.6          43.5             24.9
   Professional services...............           --              --              --            --               --
                                         -----------     -----------      ----------   -----------      -----------
Total revenues.........................  $     227.7     $      64.3      $    123.8   $      77.5      $      55.9
R&D expenses...........................         34.5            26.6            63.2          15.8             17.5
Cost of professional services..........           --              --              --            --               --
                                         -----------     -----------      ----------   -----------      -----------
  Contribution margin .................  $     193.2     $      37.7      $     60.6   $      61.7      $      38.4
                                         ===========     ===========      ==========   ===========      ===========

                                               OTHER SOFTWARE
                                              ----------------
                                                HIGH                                INDIRECT
                                              POTENTIAL                              R&D AND
                                               PRODUCT             PROFESSIONAL    CAPITALIZED      AS
                                                LINES    OTHER        SERVICES      SOFTWARE      REPORTED
                                                -----    -----        --------      --------     ---------
SIX MONTHS ENDED SEPT. 30, 2001                                     (IN MILLIONS)
-------------------------------
Revenues:
   License.............................       $    25.6   $   1.0   $        --    $     --      $   311.5
   Maintenance.........................            14.0       2.2            --          --          280.5
   Professional services...............             --         --          44.1          --           44.1
                                              --------    -------   -----------    --------      ---------
Total revenues.........................       $    39.6   $   3.2   $      44.1    $     --      $   636.1
R&D expenses...........................            31.4        --            --         29.8         218.8
Cost of professional services..........             --         --          52.0          --           52.0
                                              --------    -------   -----------    --------      ---------
  Contribution margin .................       $     8.2   $   3.2   $      (7.9)   $   (29.8)        365.3
                                              =========   =======   ===========    =========
Selling and marketing expenses..............................................................         285.7
General and administrative expenses.........................................................          82.1
Amortization of acquired technology, goodwill and intangibles...............................          96.7
Restructuring and severance costs...........................................................          44.7
Merger-related costs and compensation charges...............................................           5.8
Other income, net...........................................................................          26.8
                                                                                                 ---------
Consolidated loss before taxes..............................................................     $  (122.9)
                                                                                                 =========

                                                ENTERPRISE DATA                            ENTERPRISE
                                              MANAGEMENT SOFTWARE                 SYSTEMS MANAGEMENT SOFTWARE
                                          ---------------------------    --------------------------------------------

                                          MAINFRAME       DISTRIBUTED                                      SCHEDULING
                                             DATA        SYSTEMS DATA                                       & OUTPUT
                                          MANAGEMENT      MANAGEMENT     PATROL       MAINVIEW             MANAGEMENT
                                          ----------      ----------     ------       --------             ----------
SIX MONTHS ENDED SEPT. 30, 2002                                            (IN MILLIONS)
-------------------------------
Revenues:
   License.............................  $      87.6     $      29.5      $     46.1   $      34.6      $      33.4
   Maintenance.........................        114.0            32.7            55.0          47.0             31.1
   Professional services...............           --              --              --            --               --
                                         -----------     -----------      ----------   -----------      -----------
Total revenues.........................  $     201.6     $      62.2      $    101.1   $      81.6      $      64.5
R&D expenses...........................         31.2            26.8            51.0          18.4             15.7
Cost of professional services..........           --              --              --            --              --
                                         -----------     -----------      ----------   -----------      ----------
  Contribution margin .................  $     170.4     $      35.4      $     50.1   $      63.2      $      48.8
                                         ===========     ===========      ==========   ===========      ===========

                                              OTHER SOFTWARE
                                             ----------------
                                               HIGH                                INDIRECT
                                             POTENTIAL                              R&D AND
                                              PRODUCT             PROFESSIONAL    CAPITALIZED      AS
                                               LINES    OTHER        SERVICES      SOFTWARE      REPORTED
                                               -----    -----        --------      --------     ---------
SIX MONTHS ENDED SEPT. 30, 2002                                     (IN MILLIONS)
-------------------------------
Revenues:
   License.............................      $    25.2   $    --   $        --    $     --       $   256.4
   Maintenance.........................           19.5       1.3            --          --           300.6
   Professional services...............            --         --          39.4          --            39.4
                                             --------    -------   -----------    --------       ---------
Total revenues.........................      $    44.7   $   1.3   $      39.4    $     --       $   596.4
R&D expenses...........................           33.5        --            --         54.0          230.6
Cost of professional services..........            --         --          42.3          --            42.3
                                             --------    -------   -----------    --------       ---------
  Contribution margin .................      $    11.2   $   1.3   $      (2.9)   $   (54.0)         323.5
                                             =========   =======   ===========    =========
Selling and marketing expenses.............................................................          232.3
General and administrative expenses........................................................           71.4
Amortization of acquired technology and intangibles........................................           24.8
Restructuring and severance costs..........................................................            0.2
Merger-related costs and compensation charges..............................................            0.6
Other income, net..........................................................................           26.6
                                                                                                 ---------
Consolidated earnings before taxes.........................................................      $    20.8
                                                                                                 =========

(4) STOCK INCENTIVE PLANS

    The Company has adopted numerous stock compensation plans that provide for the grant of options and restricted stock to employees and directors of the Company. All options under these plans vest over terms of three to five years. The restricted stock is subject to transfer restrictions that lapse over one to four years. The Company also has adopted an employee stock purchase plan under which rights to purchase the Company's common stock are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date.

    The Company's accounting for stock options is in accordance with APB Opinion No. 25 and related interpretations, which generally require that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, less the amount the grantee is required to pay to acquire the stock. Alternatively, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but rather, permits continued application of APB Opinion No. 25. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its employee stock-based compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based compensation granted. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company's common stock on the date of grant, no compensation expense is recorded.

    For the three months ended September 30, 2001 and 2002, the Company recorded compensation expense of $4.0 million and $0.6 million, respectively, for restricted stock grants. The expense for the three months ended September 30, 2001 includes $3.1 million of merger-related compensation charges related to restricted shares issued as part of the Evity acquisition. For the six months ended September 30, 2001 and 2002, the Company recorded compensation expense of $7.7 million and $1.9 million, respectively, for restricted stock grants. The expense for the six months ended September 30, 2001 and 2002 includes $6.2 million and $0.6 million, respectively, of merger-related compensation charges related to restricted shares issued as part of the Evity acquisition. The Company was not required to record compensation expense for stock option grants and stock issued under the employee stock purchase plan during the same periods.

    Had compensation cost for the stock-based compensation plans been determined based on the grant date fair values of awards estimated using the Black-Scholes option pricing model, which is consistent with the method described in SFAS No. 123, the Company's reported net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below:


                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                      ---------------------         ----------------------
                                                       2001           2002            2001           2002
                                                      ------        -------         -------        -------
                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
Net earnings (loss):   As Reported...........         $(53.3)       $  10.1         $ (87.8)       $  15.3
                       Pro Forma.............         $(74.6)       $ (11.2)        $(131.1)       $ (22.6)
Basic EPS:             As Reported...........         $(0.22)       $  0.04         $ (0.36)       $  0.06
                       Pro Forma.............         $(0.30)       $ (0.05)        $ (0.53)       $ (0.09)
Diluted EPS:           As Reported...........         $(0.22)       $  0.04         $ (0.36)       $  0.06
                       Pro Forma.............         $(0.30)       $ (0.05)        $ (0.53)       $ (0.09)

         On September 10, 2002, pursuant to an Offer to Exchange, the Company offered to certain U.S. employees the right to exchange outstanding stock options with an exercise price of $30.00 per share or more granted under certain of the Company's stock incentive plans for new options that cover a lesser number of shares to be granted under those stock incentive plans. Amendments to the stock incentive plans to permit the offer were approved by the Company's stockholders at the Company's Annual Meeting held on August 29, 2002. The offer expired on October 9, 2002. The Company accepted for exchange options to purchase an aggregate of 6.5 million shares of Company common stock, representing approximately 88% of the options that were eligible for the exchange. These options have been cancelled and are no longer outstanding. Subject to the terms and conditions of the Offer to Exchange, the Company will issue new options at fair market value as of the date of grant to purchase an aggregate of 2.4 million shares of Company common stock in exchange for such exchanged options at least six months and one day following the cancellation of the options.

(5) GOODWILL AND INTANGIBLE ASSETS

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

    BMC assigned its goodwill to the Company's applicable reporting units and tested its goodwill for impairment as of April 1, 2002 in accordance with SFAS No. 142. The fair value of each of the Company's reporting units with goodwill assigned exceeded the respective carrying value of the reporting unit's allocated net assets, including goodwill, and therefore no goodwill was considered impaired as of April 1, 2002.

    The following reconciles the Company's reported net earnings (loss) and earnings (loss) per share to those amounts that would have resulted had there been no amortization of goodwill and intangible assets with indefinite lives for all periods presented:

                                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                                           -----------------------  -------------------------
                                                                              2001         2002         2001          2002
                                                                           ----------   ----------  ------------   ----------
                                                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
Net earnings
  (loss):      As Reported................................................    (53.3)      $   10.1    $  (87.8)     $    15.3
               Add back: Amortization of goodwill, net of taxes...........     26.2           --          52.4           --
               Add back: Amortization of intangible assets, net of taxes..      0.6           --           1.2           --
                                                                           ----------   ----------  ------------   ----------
               Adjusted...................................................    (26.5)      $   10.1    $  (34.2)     $    15.3
                                                                           ===========   ==========  ============   ==========
Basic EPS:     As Reported................................................    (0.22)      $   0.04    $  (0.36)     $    0.06
               Add back: Amortization of goodwill, net of taxes...........     0.11           --          0.21           --
               Add back: Amortization of intangible assets, net of taxes..       --           --          0.01           --
                                                                           -----------   ----------  ------------   ----------
               Adjusted...................................................    (0.11)      $   0.04    $  (0.14)     $    0.06
                                                                           ===========   ==========  ============   ==========
Diluted EPS:   As Reported................................................    (0.22)      $   0.04    $  (0.36)     $    0.06
               Add back: Amortization of goodwill, net of taxes...........     0.11           --          0.21           --
               Add back: Amortization of intangible assets, net of taxes..       --           --          0.01           --
                                                                           -----------   ----------  ------------   ----------
               Adjusted...................................................    (0.11)      $   0.04    $  (0.14)     $    0.06
                                                                           ===========   ==========  ============   ==========

(6) RESTRUCTURING AND SEVERANCE COSTS

    During the year ended March 31, 2002, BMC implemented a restructuring plan to better align the Company's cost structure with existing market conditions. As part of this plan, the Company reduced its workforce, discontinued certain business information integration products as a result of the dissolution of that business unit and closed certain locations throughout the world. See the discussion of this plan in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

    As of September 30, 2002, $1.9 million of severance and facilities costs related to actions completed under the restructuring plan remained accrued for payment in future periods.

(7) PENDING BUSINESS COMBINATION

    On September 20, 2002, the Company entered into an acquisition agreement with Peregrine Systems, Inc. (Peregrine) and Peregrine Remedy, Inc. to acquire the assets of the Remedy(R) business for $350 million in cash plus the assumption of certain liabilities of the Remedy business. The pending acquisition is subject to the entry of a sale order by the U.S. bankruptcy court. In connection with the acquisition, the Company has provided up to $110.0 million of debtor-in-possession financing to Peregrine which is secured by first-priority liens and security interests in substantially all of the assets of Peregrine and its subsidiaries. As of September 30, 2002, $46.2 million, including fees, was outstanding under this debtor-in-possession financing arrangement and is included in other current assets in the accompanying condensed consolidated balance sheet at that date. Under the terms of the debtor-in-possession credit agreement, all outstanding amounts will be repaid to the Company in conjunction with the close of the acquisition. If the acquisition does not close by December 31, 2002, the debtor-in-possession credit agreement will terminate and all outstanding borrowings will become immediately due and payable. As noted above, the Company has the first priority among Peregrine's creditors and therefore believes the amount outstanding at December 31, 2002, if any, will be realizable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This section of the Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled "Certain Risks and Uncertainties." It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended March 31, 2002.

CRITICAL ACCOUNTING POLICIES

    The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, goodwill and intangible assets, deferred tax assets and marketable securities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. The critical accounting policies related to the estimates and judgments listed above are discussed further throughout our Annual Report on Form 10-K for the year ended March 31, 2002 under Management's Discussion and Analysis of Results of Operations and Financial Condition, where such policies affect our reported and expected financial results.

A. RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                                                  PERCENTAGE OF TOTAL REVENUES
                                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                SEPTEMBER 30,           SEPTEMBER 30,
                                                              ------------------       -----------------
                                                               2001         2002        2001        2002
                                                              -----        -----       -----       -----
Revenues:
  License..............................................        44.6%        41.4%       49.0%       43.0%
  Maintenance..........................................        47.8         51.8        44.1        50.4
  Professional services................................         7.6          6.8         6.9         6.6
                                                              -----        -----       -----       -----
      Total revenues...................................       100.0        100.0       100.0       100.0
                                                              -----        -----       -----       -----
Selling and marketing expenses.........................        45.0         38.7        44.9        38.9
Research and development expenses......................        35.9         38.6        34.4        38.7
Cost of professional services..........................         8.5          7.2         8.2         7.1
General and administrative expenses....................        13.6         12.1        12.9        12.0
Amortization of acquired technology, goodwill and
intangibles............................................        16.4          4.3        15.2         4.2
Restructuring and severance costs......................        11.1          0.1         7.0         --
Merger-related costs and compensation charges..........         1.1           --         0.9         0.1
                                                              -----        -----       -----       -----
     Total operating expenses..........................       131.6        101.0       123.5       101.0
                                                              -----        -----       -----       -----
     Operating loss....................................       (31.6)        (1.0)      (23.5)       (1.0)
Interest and other income, net.........................         6.2          5.9         5.5         5.5
Interest expense.......................................          --           --        (0.1)       --
Loss on marketable securities..........................          --           --        (1.2)       (1.0)
                                                              -----        -----       -----       -----
     Other income, net.................................         6.2          5.9         4.2         4.5
     Earnings (loss) before income taxes...............       (25.4)         4.9       (19.3)        3.5
Income tax provision (benefit).........................        (7.3)         1.4        (5.5)        0.9
                                                              -----        -----       ------      -----
          Net earnings (loss)..........................       (18.1)%        3.5%      (13.8)%       2.6%
                                                              =====        =====       =====       =====

REVENUES

    We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services. We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.

    We recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In applying these statements, we recognize software license fees upon meeting the following four criteria: execution of the signed contract, delivery of the underlying products to the customer and the acceptance of such products by the customer, determination that the software license fees are fixed and determinable, and determination that collection of the software license fees is probable. In instances when any one of the four criteria are not met, we will either defer recognition of the software license revenue until the criteria are met or will recognize the software license revenue on a ratable basis, as required by SOPs 97-2 and 98-9. Maintenance, enhancement and support revenues are recognized ratably over the term of the arrangement on a straight-line basis. Revenues from license and maintenance transactions that are financed are generally recognized in the same manner as those requiring current payment. We have an established business practice of offering installment contracts to customers and have a history of successfully enforcing original payment terms without making concessions. Further, the payment obligations are unrelated to product implementation or any other post-transaction activity. Revenues from sales through agents, distributors and resellers are recorded either at the gross amount charged the customer or net of commissions paid, based on the economic risks and ongoing product support responsibilities we assume. On occasion, we have purchased goods or services for our operations from customers at or about the same time that we licensed our software to these customers. License revenues from such transactions represent less than one percent of our total license revenues in any period. Revenues from professional services are typically recognized as the services are performed for time-and-materials contracts, or on a percentage-of-completion basis.

    When several elements, including software licenses, maintenance, enhancement and support and professional services, are sold to a customer through a single contract, the revenues from such multiple-element arrangements are allocated to each element based upon the residual method, whereby the fair value of the undelivered elements of the contract is deferred. We have established vendor-specific objective evidence of fair value for maintenance, enhancement and support and professional services. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance, enhancement and support and/or professional services, and where the maintenance, enhancement and support and/or professional services are not essential to the functionality of the delivered software. In those instances where professional services are essential to the functionality of the software, contract accounting is applied to both the software license and services elements of the arrangement. In the event a contract contains terms which are inconsistent with our vendor-specific objective evidence, all revenues from the contract are deferred until such evidence is established or are recognized on a ratable basis.

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

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                  --------------------             -------------------
                                                    2001        2002     CHANGE      2001       2002      CHANGE
                                                  --------    --------   ------    --------   --------    ------
                                                      (IN MILLIONS)                    (IN MILLIONS)
License:
   North America............................      $   72.4    $   65.1   (10.1)%   $  185.4   $  152.5    (17.7)%
   International............................          59.1        55.3    (6.4)%      126.1      103.9    (17.6)%
                                                  --------    --------             --------   --------
         Total license revenues.............         131.5       120.4    (8.4)%      311.5      256.4    (17.7)%
Maintenance:
   North America............................          87.8        90.8     3.4%       178.8      183.3      2.5%
   International............................          53.4        60.1    12.5%       101.7      117.3     15.3%
                                                  --------    --------             --------   --------
        Total maintenance revenues..........         141.2       150.9     6.9%       280.5      300.6      7.2%
Professional services:
   North America............................          11.9         8.9   (25.2)%       24.3       18.1    (25.5)%
   International............................          10.5        11.0     4.8%        19.8       21.3      7.6%
                                                  --------    --------             --------   --------
       Total professional services revenues.          22.4        19.9   (11.2)%       44.1       39.4    (10.7)%
                                                  --------    --------             --------   --------
         Total revenues.....................      $  295.1    $  291.2    (1.3)%   $  636.1   $  596.4     (6.2)%
                                                  ========    ========             ========   ========

Product License Revenues

    Our product license revenues primarily consist of fees related to products licensed to customers on a perpetual basis. Product license fees can be associated with a customer's licensing of a given software product for the first time or with a customer's purchase of the right to run a previously licensed product on a larger computer or additional computers. The license fees for additional processing capacity are primarily generated by our mainframe products and include fees associated with both current and future additional processing capacity. In addition to product license fees, license revenues also include, to a lesser extent, term license fees which are generated when customers are granted license rights to a given software product for a limited period of time.

    Difficult economic conditions in domestic and international markets throughout fiscal 2002 and the first half of fiscal 2003 have resulted in reduced IT spending by many of our customers as compared to historical levels. Tighter budgets have caused many customers to choose smaller transactions in terms of dollar value during these periods. License revenues decreased 8% and 18%, respectively, for the three months and six months ended September 30, 2002, as compared to the same periods in fiscal 2002. For the three-month period, the decline was primarily due to the negative impact of internal and external factors on our PATROL revenues as discussed below under Product Line Revenues and the reduction in license revenues as a result of our new maintenance program discussed below under Maintenance, Enhancement and Support Revenues. In addition to these issues for the six-month period, there was also a significant increase in transactions where the terms and conditions within our contracts resulted in the deferral of license revenue and in term license transactions. As of March 31, 2002 and September 30, 2002, our total deferred license revenue balance was $168.9 million and $211.9 million, respectively.

    Our North American operations generated 55% and 54% of license revenues in the three months ended September 30, 2001 and 2002, respectively, and 60% and 59% in the six months ended September 30, 2001 and 2002, respectively. Decreases in PATROL and Distributed Systems Data Management license revenues were the largest contributors to the 10% decline in North American license revenues in the three months ended September 30, 2002, more than offsetting increases in MAINVIEW and Storage Management license revenues. The 18% decline for the six months ended September 30, 2002 was primarily due to decreases in Mainframe Data Management and PATROL license revenues which more than offset increases in Scheduling and Output Management and Storage Management license revenues.

    International license revenues represented 45% and 46% of total license revenues in the three months ended September 30, 2001 and 2002, respectively, and 40% and 41% in the six months ended September 30, 2001 and 2002, respectively. International license revenues declined 6% and 18% in the three months and six months ended September 30, 2002, respectively, from the comparable periods in fiscal 2002, principally due to decreased PATROL product license fees in both periods. This decline was primarily caused by weakening demand in Europe and a greater demand for term-based licenses, which, in general, are deferred and recognized evenly over the license period. For the three months ended September 30, 2002, the decrease in PATROL license revenues more than offset increased license revenues for our Mainframe Data Management products. The international license revenue decreases for both periods were net of 3% increases due to foreign currency exchange rate changes during the periods, after giving effect to our foreign currency hedging program.

    Maintenance, Enhancement and Support Revenues

    Maintenance, enhancement and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance, enhancement and support enrollment entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems, networks, storage systems and applications. These fees are generally charged annually and have equaled 15% to 20% of the discounted price of the product, prior to the program change in the fourth quarter of fiscal 2002 discussed below. In addition, customers may be entitled to reduced maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement.

    During the fourth quarter of fiscal 2002, we revised our maintenance program to a single maintenance offering of 24x7 support with a standard rate of 20% of the discounted price of the associated product. In connection with this revision, we extended our standard warranty and initial support period to one year for all our products, whereas prior to this revision such periods were 90 days for distributed systems products and one year for mainframe products. Because our maintenance revenues include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement, in certain new license transactions the extension of the initial support period for distributed systems products will cause us to recognize more maintenance revenues over time and less license revenues when the transactions occur. While this change in our maintenance program will not have a material effect on our total revenues over time, there will be a negative short-term revenue impact.

    Maintenance revenues increased 7% for the three months and six months ended September 30, 2002 over the comparable prior year periods as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. These discounts, combined with the reduced maintenance percentages for long-term contracts discussed above and the recent decline in our license revenues, have led to lower growth rates for our maintenance revenue. Historically, we have enjoyed high maintenance renewal rates for our products.

    Product Line Revenues

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                  --------------------             -------------------
                                                    2001        2002     CHANGE      2001       2002      CHANGE
                                                  --------    --------   ------    --------   --------    ------
                                                      (IN MILLIONS)                   (IN MILLIONS)
Enterprise Data Management:
  Mainframe Data Management.................      $   99.0   $   100.4     1.4%    $  227.7  $   201.6    (11.5)%
  Distributed Systems Data Management.......          30.2        26.6   (11.9)%       64.3       62.2     (3.3)%
                                                  --------    --------             --------   --------
                                                     129.2       127.0    (1.7)%      292.0      263.8     (9.7)%
Enterprise Systems Management:
  PATROL....................................          59.4        46.3   (22.1)%      123.8      101.1    (18.3)%
  MAINVIEW .................................          35.6        43.3    21.6%        77.5       81.6      5.3%
  Scheduling & Output Management............          28.3        31.8    12.4%        55.9       64.5     15.4%
                                                  --------    --------             --------   --------
                                                     123.3       121.4    (1.5)%      257.2      247.2     (3.9)%
Other Software:
  High Potential product lines..............          19.0        21.7    14.2%        39.6       44.7     12.9%
  Other software............................           1.2         1.2     0.0%         3.2        1.3    (59.4)%
                                                  --------    --------             --------   --------
                                                      20.2        22.9    13.4%        42.8       46.0      7.5%
                                                  --------    --------             --------   --------
         Total license & maintenance revenues     $  272.7    $  271.3    (0.5)%   $  592.0   $  557.0     (5.9)%
                                                  ========    ========             ========   ========

    We market software solutions designed to improve the availability, performance and recoverability of enterprise applications, databases and other IT systems components operating in mainframe, distributed computing and Internet environments. Our solutions are broadly divided into two core business units and a third business unit geared towards high potential solution areas. The Enterprise Data Management group includes products designed for managing database management systems on mainframe and distributed computing platforms. The Enterprise Systems Management group includes our scheduling, output management and systems management and monitoring solutions. Our objective for both the Enterprise Data Management and Enterprise Systems Management groups is to extend our core strengths in these markets. The High Potential product lines encompass Storage Management, Security Management, Enterprise Applications Management, Subscription Services and Linux Management. Our objective for this group is to develop our business in fast-growing markets.

    Our Enterprise Data Management solutions combined represented 47% of total software revenues for the three months ended September 30, 2001 and 2002, and 49% and 47% for the six months ended September 30, 2001 and 2002, respectively. Total software revenues for this group declined 2% and 10%, respectively, for the three months and six months ended September 30, 2002, from the same periods in fiscal 2002. Maintenance revenue was down slightly in both periods, accounting for the majority of the decrease for the three-month period. This decline was primarily the result of continued pricing pressure for our mainframe data management products and slowing capacity growth, which was not sufficient to offset these reduced prices. For the six months ended September 30, 2002, decreased license revenues in the first quarter of fiscal 2003 were the primary contributor to the total revenue decline due to smaller dollar transaction sizes discussed above.

    Our Enterprise Systems Management solutions combined contributed 45% of total software revenues for the three months ended September 30, 2001 and 2002, and 43% and 44% for the six months ended September 30, 2001 and 2002, respectively. Total software revenues for this group declined 2% and 4% for the three months and six months ended September 30, 2002, respectively, from the same periods in fiscal 2002. The decreases in both periods are primarily due to the continued weakness in IT spending and a reduction in Unix shipments from hardware manufacturers such as Sun Microsystems, Hewlett-Packard, and IBM. These external factors, coupled with delays in customer purchase decisions resulting from delays in our release of significant enhancements to components of the PATROL product line, have had a direct negative impact on PATROL license revenues, more than offsetting license revenue increases for the MAINVIEW and Scheduling & Output Management product lines and maintenance revenue increases across the Enterprise Systems Management solutions. We expect to deliver the remaining key PATROL enhancements during the third quarter of fiscal 2003. In addition, we have assigned experienced management personnel to lead the PATROL product line who have a track record of timely delivery and a focus on process and quality that will help ensure we meet our commitments to provide continuing product improvements to our customers. To further improve the PATROL license revenue performance in the future, we have expanded our inside sales force in an attempt to bring the PATROL products to new customers.

    Our High Potential product lines contributed 7% and 8% of total software revenues for the three months ended September 30, 2001 and 2002, and the six months ended September 30, 2001 and 2002, respectively. Total software revenues for this group grew 14% and 13%, respectively, for the three months and six months ended September 30, 2002, from the same periods in fiscal 2002. Though we continue to expect high growth in the markets these products address, total license revenue for our High Potential products declined in both periods. We evaluate our investments in these product lines on an ongoing basis and will increase or decrease such investments as necessary, based on our expectations of the products' future growth. The primary contributors to the total revenue growth in both periods were license revenue increases for our Storage Management products and maintenance revenue increases across all High Potential product lines, which more than offset declines in Enterprise Applications Management license revenue.

    Professional Services Revenues

    Professional services revenues, representing fees from implementation, integration and education services performed during the period, decreased 11% during the three months and six months ended September 30, 2002, over the comparable prior year periods. This decline is the result of the decline in our software license revenue, especially within the PATROL product line, as this results in less demand for our implementation and integration services. Our professional services headcount has decreased to accommodate the lower license revenue levels.

EXPENSES

    Beginning in fiscal 2002, we increased our focus on expense control to better align our cost structure with the realities of a more difficult revenue environment. This initiative included headcount reductions across all divisions and geographies, office consolidations, elimination of certain product lines and reductions in discretionary spending on items such as travel, consulting fees and equipment. We were able to reduce these costs significantly while maintaining our industry-leading product quality, customer support and sales relationships.

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                          ----------------------              --------------------
                                                             2001        2002       CHANGE       2001       2002      CHANGE
                                                          ----------  ----------    ------    ---------  ---------    ------
                                                              (IN MILLIONS)                       (IN MILLIONS)
Selling and marketing................................     $    132.9  $    112.8    (15.1)%   $   285.7  $   232.3    (18.7)%
Research and development.............................          105.8       112.4      6.2%        218.8      230.6      5.4%
Cost of professional services........................           25.1        20.9    (16.7)%        52.0       42.3    (18.7)%
General and administrative...........................           40.2        35.4    (11.9)%        82.1       71.4    (13.0)%
Amortization of acquired technology, goodwill and
   intangibles.......................................           48.5        12.4    (74.4)%        96.7       24.8    (74.4)
Restructuring and severance costs....................           32.7         0.3    (99.1)%        44.7        0.2    (99.6)%
Merger-related costs and compensation charges........            3.1          --   (100.0)%         5.8        0.6    (89.7)%
                                                          ----------  ----------              ---------  ---------
          Total operating expenses...................     $    388.3  $    294.2    (24.2)%   $   785.8  $   602.2    (23.4)%
                                                          ==========  ==========              =========  =========

    Selling and Marketing

    Our selling and marketing expenses primarily include personnel and related costs, sales commissions, and costs associated with advertising, industry trade shows and sales seminars. Selling and marketing expenses decreased 15% and 19%, respectively, for the three months and six months ended September 30, 2002 compared to the same periods in fiscal 2002. Contributing to the decline in selling and marketing expenses were decreases in sales commissions, advertising and marketing programs, bad debt expense related to license billings, personnel related costs and travel and entertainment costs.

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

    Research and development costs are reduced by amounts capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." We capitalize our software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86, and amortize these costs over the products' estimated useful lives. The following table summarizes the amounts capitalized and amortized for the three months and six months ended September 30, 2001 and 2002. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                SEPTEMBER 30,           SEPTEMBER 30,
                                                           -----------------------  -------------------
                                                              2001         2002        2001        2002
                                                           ----------   ----------  ----------  -------
                                                                            (IN MILLIONS)
Software development and purchased software costs
  capitalized..........................................    $  (32.0)    $  (16.4)   $  (67.3)   $  (33.9)
Total amortization.....................................        22.6         17.2        45.0        39.9
                                                           --------     --------    --------    --------
    Net increase (decrease) in research and development
      expense..........................................    $   (9.4)    $    0.8    $  (22.3)   $    6.0
                                                           ========     ========    ========    ========
Accelerated amortization included in total amortization
  above................................................    $    7.6     $    7.5    $   16.1    $   18.0

    The decrease in capitalized costs from fiscal 2002 to fiscal 2003 is primarily due to a reduction in the number of current development projects which qualify for capitalization under SFAS No. 86. We expect that software cost capitalization will remain at this lower level in the future. The reduction in capitalizable projects and the acceleration of amortization in prior periods has resulted in a decline in amortization expense for the three months and six months ended September 30, 2002, compared to the same periods in fiscal 2002. During the quarter ended September 30, 2001, we also wrote off software assets totaling $14.9 million associated with certain business information integration products that were discontinued during that quarter. This charge is included in restructuring and severance costs in the accompanying Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended September 30, 2001.

    Research and development expenses increased 6% and 5% for the three months and six months ended September 30, 2002, respectively, compared to the same periods in fiscal 2002, primarily due to the net expense effect of software cost capitalization and amortization detailed above, which more than offset reduced personnel costs.

Cost of Professional Services

    Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business. The 17% and 19% decreases in these costs for the three months and six months ended September 30, 2002, respectively, compared to the same periods in fiscal 2002 resulted primarily from the 11% declines in professional services revenues and the related headcount reductions, particularly within the PATROL solutions, during these periods combined with lower external consulting fees.

    General and Administrative

    General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, facilities management and human resources. Other costs included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance, costs of managing our foreign currency exposure and bad debt expense related to maintenance billings. The decrease in general and administrative expenses for each of the three months and six months ended September 30, 2002 over the same periods in the prior year was primarily attributable to decreased legal and other professional fees, shipping costs and bad debt expense, offset slightly by higher personnel costs.

    Amortization of Acquired Technology, Goodwill and Intangibles

    Under the purchase accounting method for certain of our acquisitions, portions of the purchase prices were allocated to goodwill, software and other intangible assets. Prior to April 1, 2002, we were amortizing all of these intangibles over three to five-year periods, which reflected the estimated useful lives of the respective assets. As of April 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with this Statement, goodwill and those intangible assets with indefinite lives are no longer amortized, but rather are tested for impairment annually and when events or circumstances indicate that their fair value has been reduced below carrying value. Acquired technology continues to be amortized under SFAS No. 86. As a result of our adoption of SFAS No. 142, the amortization of acquired technology, goodwill and intangibles expense declined by approximately $36 million from the amount recorded in the second quarter of fiscal 2002 and by approximately $72 million from the amount recorded in the first six months of fiscal 2002. See
Note 5 to the Condensed Consolidated Financial Statements contained herein for a reconciliation of our reported net earnings (loss) and earnings (loss) per share to those amounts that would have resulted had there been no amortization of goodwill and intangible assets with indefinite lives for all periods presented.

    Restructuring and Severance Costs

    During the first two quarters of fiscal 2002, we implemented a restructuring plan to better align our cost structure with prevailing market conditions. The plan included the involuntary termination of 447 and 427 employees during those quarters, respectively. These actions were across all divisions and geographies and the affected employees received cash severance packages. During the quarter ended September 30, 2001, the Company also discontinued certain business information integration products and announced the closure of certain locations throughout the world. A charge of $12.0 million was recorded during the quarter ended June 30, 2001 for severance and related expenses. A charge of $32.7 million was recorded during the quarter ended September 30, 2001 for employee severance, the write-off of software assets related to discontinued products and office closures. The $0.2 million of restructuring and severance costs recorded during the first half of fiscal 2003 is primarily related to the adjustment of facilities accruals initially recorded during fiscal 2002.

    Merger-Related Costs and Compensation Charges

    Merger-related compensation charges of $3.1 million and $5.8 million for the three months and six months ended September 30, 2001, respectively, and $0.6 million for the six months ended September 30, 2002 are primarily related to the vesting of common stock issued as part of the Evity acquisition to certain Evity employee shareholders who we employed after the acquisition. Vesting was complete during the first quarter of fiscal 2003.

OTHER INCOME, NET

    For the three months and six months ended September 30, 2002, other income, net was $17.1 million and $26.6 million, respectively, reflecting a decrease of 6% and 1% from the same periods of fiscal 2002. Other income, net consists primarily of interest earned on cash, cash equivalents and marketable securities and gains and losses on marketable securities. The decrease in other income, net for the second quarter is primarily due to lower interest income resulting from lower interest rates and the investment of a larger portion of our portfolio in short-term securities. This decrease in interest income was partially offset by an increase due to the growth in our total cash and marketable securities balance. For the six months ended September 30, 2002, the decrease in interest income was also partially offset by a $1.1 million reduction in losses on marketable securities. In the quarters ended June 30, 2001 and 2002, we wrote off $7.4 million and $6.3 million, respectively, of marketable securities.

INCOME TAX PROVISION (BENEFIT)

    For the three months and six months ended September 30, 2002, income tax expense was $4.0 million and $5.5 million, respectively, compared to income tax benefits of $21.7 million and $35.1 million for the same periods in fiscal 2002. The increase in income tax expense is directly attributable to the increase in pre-tax earnings discussed above. Our effective tax rate was 28% and 26% for the three months and six months ended September 30, 2002, respectively, compared to 29% in the same periods of fiscal 2002.

    On August 26, 2002, we received a Revenue Agent's Report ("RAR") from the Internal Revenue Service ("IRS") related to the examination of our U.S. corporate income tax returns for the fiscal years ended March 31, 1998 and 1999. The RAR is not a Statutory Notice of Deficiency, and we are protesting the findings in the RAR. The report proposes tax increases resulting from adjustments to the transfer pricing arrangement we have with one of our foreign subsidiaries. The IRS claims in the RAR that our U.S. operations have not been adequately compensated by the foreign subsidiary for the right to distribute our technology in a specific territory. We believe that we have meritorious defenses to the proposed adjustments and that adequate provisions for income taxes have been made, and therefore we believe that the ultimate resolution of the issues will not have a material adverse impact on our consolidated financial position or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    As of April 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting at the point of acquisition for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under this Statement, all goodwill and those intangible assets with indefinite useful lives are not amortized, but rather are tested for impairment annually and when events and circumstances indicate that their fair value has been reduced below carrying value. Intangible assets with finite useful lives are amortized over those useful lives. We assigned our goodwill to our applicable reporting units and tested the goodwill for impairment as of April 1, 2002 in accordance with SFAS No. 142. The fair value of each of our reporting units with goodwill assigned exceeded the respective carrying value of the reporting unit's net assets, including goodwill, and therefore no goodwill was considered impaired as of April 1, 2002. As such, the primary impact of adopting this Statement is the elimination of amortization expense related to our goodwill and intangible assets with indefinite lives from our Consolidated Statement of Operations and Comprehensive Income (Loss). See
Note 5 to the Condensed Consolidated Financial Statements contained herein for a reconciliation of our reported net earnings (loss) and earnings (loss) per share to those amounts that would have resulted had there been no amortization of goodwill and intangible assets with indefinite lives for all periods presented.

    In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds various other statements that required extraordinary treatment for the early extinguishment of debt. This pronouncement allows extraordinary treatment of gains or losses associated with extinguishment of debt when the criteria under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," such that lease modifications which have economic effects similar to sale-leaseback transactions are now required to be accounted for in the same manner as sale-leasebacks. The portion of SFAS No. 145 relating to treatment of early extinguishment of debt is effective for fiscal years beginning after May 15, 2002, while the other provisions of this statement are effective either for transactions occurring after that date or for financial statements issued after that date. We believe that adoption of SFAS No. 145 will not have a material effect on our financial position or results of operations.

    In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 generally requires that the liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. We believe that adoption of SFAS No. 146 will not have a material effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2002, our cash, cash equivalents and marketable securities were $1.23 billion, a $121.7 million or 11% increase from the March 31, 2002 balance. A portion of the $1.23 billion of cash, cash equivalents and marketable securities at September 30, 2002 is held in international locations and was largely generated from our international operations. Our international operations have generated approximately $630 million of earnings for which U.S. income taxes have not been recorded. These earnings would be subject to U.S. income tax if repatriated to the United States. The potential deferred tax liability for these earnings is approximately $221 million; however, we have not provided a deferred tax liability on any portion of the $630 million as we plan to utilize our cash in international locations for foreign investment purposes. As discussed in Note 7 to the accompanying condensed consolidated financial statements, we have entered into an acquisition agreement to acquire the assets of the Remedy business from Peregrine for $350 million in cash plus the assumption of certain liabilities of the Remedy business. During the period prior to the closing of this acquisition, we have committed up to $110.0 million of debtor-in-possession financing for Peregrine which we plan to fund with our available cash. We also plan to fund the purchase price, net of outstanding borrowings under the debtor-in-possession financing, from our available cash at the closing of the acquisition. We expect to utilize cash held in international locations to fund a portion of the purchase price based upon the valuation of the foreign assets of the Remedy business acquired.

    Our working capital as of September 30, 2002, was $477.5 million, reflecting an increase of $161.3 million from the March 31, 2002 balance of $316.2 million due primarily to positive operating cash flow. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year, and while typically yielding greater returns, investing in such securities reduces reported working capital. Our marketable securities are primarily investment grade and highly liquid. Because of current economic trends, we have begun investing in securities with shorter original maturities. Stockholders' equity as of September 30, 2002, was $1.4 billion.

    We continue to primarily finance our operations through funds generated from operations. For the six months ended September 30, 2002, net cash provided by operating activities was $323.1 million. Our primary source of cash is the sale of our software licenses, software maintenance and professional services. We provide financing on a portion of these sales transactions to customers that meet our specified standards of creditworthiness. We participate in established programs with third-party financing institutions to securitize or sell a significant portion of our finance receivables. We utilize certain wholly-owned, fully consolidated special-purpose entities in these transfers. In addition, we securitize finance receivables from customers with investment-grade credit ratings through two special-purpose entities sponsored by third-party financial institutions. The entities sponsored by third-party financial institutions are multi-seller conduits with access to commercial paper markets, that purchase interests in similar receivables from numerous other companies unrelated to us. We have no ownership in either of the third-party financial institution sponsored entities and have no voting influence over either of these entities' operating and financial decisions. As a result, we do not consolidate these entities. When we sell receivables in securitizations of software installment contracts, we retain a beneficial interest in the securitized receivables, which is subordinate to the interests of the entities sponsored by the third-party financial institutions. The subordinate interests are measured and recorded at fair value based on the present value of future expected cash flows estimated using our best estimates of the key assumptions, including expected credit losses and discount rates commensurate with the risks involved. We periodically review the key assumptions and estimates used in determining the fair value of the retained interest. The financing institutions have no recourse to our other assets for failure of debtors to pay when due. Our retained interests are subordinate to the investors' interests and the value of the retained interests is subject to credit and interest rate risks on the transferred financial assets. At September 30, 2002, our retained interest was $24.0 million and is included in long-term finance receivables in the accompanying Condensed Consolidated Balance Sheet as of that date. Other finance receivables are sold to third-party financial institutions on a non-recourse basis. We record such transfers of beneficial interests in finance receivables to third-party financial institutions as sales of such finance receivables when we have surrendered control of such receivables, including determining that such assets have been isolated beyond our reach and the reach of our creditors. We have not guaranteed the transferred receivables and have no obligation upon default. During the six months ended September 30, 2001 and 2002, we transferred a total of $167.2 million and $244.7 million, respectively, of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis without a negative cash flow impact.

    Net cash used in investing activities in the six months ended September 30, 2002 was $20.2 million, primarily related to the debtor-in-possession financing provided to Peregrine, as discussed in Note 7 to the accompanying Condensed Consolidated Financial Statements. Proceeds from sales of marketable securities more than offset disbursements for the purchase of marketable securities during the period. Net cash used in financing activities in the six months ended September 30, 2002 was $102.7 million, which primarily related to purchases of our common stock. On April 24, 2000, the board of directors authorized the purchase of up to $500.0 million of our common stock. During the six months ended September 30, 2002 we purchased 8.1 million shares for $120.6 million. Since the inception of the repurchase plan, we have purchased 24.3 million shares for $430.8 million. During the quarter ended

September 30, 2002, the board of directors authorized the purchase of an additional $500.0 million of our common stock. We plan to continue to buy stock from time to time, depending on market conditions and other possible uses of our cash. We have no short-term or long-term debt outstanding.

    We believe that our existing cash balances and funds generated from operations will be sufficient to meet our liquidity requirements for the foreseeable future.


B. CERTAIN RISKS AND UNCERTAINTIES

Our Stock Price is Volatile.

    Our stock price has been and is highly volatile. Our stock price is highly influenced by current expectations of future revenue, earnings and cash flows. Any failure to meet anticipated revenue, earnings and cash flow levels in a period or any negative change in our perceived long-term growth prospects would likely have a significant adverse effect on our stock price. Our historical financial results are not necessarily indicative of future results.

The Timing, Type and Size of License Contracts Could Cause Our Quarterly Revenues and Earnings to Fluctuate.

    Our revenues and results of operations are difficult to predict and may fluctuate substantially quarter to quarter. The timing, type and amount of our license revenues are subject to a number of factors that make estimation of operating results prior to the end of a quarter extremely uncertain. We generally operate with little or no sales backlog and, as a result, license revenues in any quarter are dependent upon contracts entered into or orders booked and shipped in that quarter. We are also executing a larger number of license transactions where the contract terms and conditions require us to defer the license revenue. We provide targets for the change in our deferred license revenue balance along with targets for revenues, earnings and cash flows. A significant amount of our license transactions are completed during the final weeks and days of the quarter, and therefore we generally do not know whether revenues, earnings, cash flows and/or changes to the deferred license revenue balances will meet expectations until the first few days of the following quarter.

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

We May Have Difficulty Achieving our Cash Flow from Operations Goal.

     Our cash flow is and has been volatile. If our cash generated from operations proved in some future period to be materially less than we currently expect, our stock price could decline. Factors that could adversely affect the cash flow from operations in the future include: reduced net earnings; increased time required for the collection cycle of accounts receivable; an increase in uncollectible accounts receivable; a reduced ability to securitize and sell financed receivables; reduced renewal rates for maintenance; and a reduced average yield from marketable securities and cash and cash equivalents balances.

Decreasing Demand for Enterprise License Transactions Could Adversely Affect Revenues.

     Fees from enterprise license transactions have historically been a fundamental component of our revenues. These revenues depend on our customers planning to grow their computer processing capacity and continuing to perceive an increasing need to use our existing software products on substantially greater processing capacity in future periods. Prior to 2000, we licensed many of our larger customers to operate our mainframe products on significant levels of processing capacity in excess of their then current mainframe processing capacity. During the past several years, we also entered into many enterprise license agreements with our larger customers to operate our distributed systems products on significant levels of processing capacity in excess of their then current distributed processing capacity. In a weak economy, these customers may elect not to license our products for additional processing capacity until their actual processing capacity or expected future processing capacity exceeds the capacity they have already licensed from us. If economic conditions weaken further, demand for data processing capacity could decline. In addition, the uncertain economic environment has reduced customers' expectations of future capacity growth, thus lessening demand for licensing excess processing capacity in anticipation of future growth. If our customers who have entered into multi-year capacity-based licenses for excess processing capacity do not increase their processing capacity beyond the levels previously licensed from us or license additional processing capacity in anticipation of future growth, then our license revenues may not grow and our earnings could be adversely affected. In addition, a reduction in Unix shipments from hardware manufacturers such as Sun Microsystems, HP and IBM coupled with delays in customer purchase decisions resulting from delays in our release of significant enhancements to components of the PATROL product line, have had a direct negative impact on PATROL license revenues. While we have taken internal steps to improve the performance of the PATROL product line, if we are not successful with such measures or if there is continued weak demand for distributed systems management software for Unix hardware, then our license revenues from our PATROL product line will not grow and our earnings could be adversely affected.

Increased Competition and Pricing Pressures Could Adversely Affect Our Earnings.

    The market for systems management software has been increasingly competitive for the past number of years. We compete with a variety of software vendors including IBM and Computer Associates. We derived over half of our total revenues in fiscal 2002 from software products for IBM and IBM-compatible mainframe computers. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM has begun to invest more heavily in the IMS and DB2 utility market and appears to be committed to competing in these markets. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business may be materially adversely affected. CA is also competing with us in these markets. Competition has led to increased pricing pressures within the mainframe systems software markets. We continue to reduce the cost to our customers of our mainframe tools and utilities in response to such competitive pressures. Microsoft entered the distributed systems monitoring and management market through its relationship with NetIQ and is now competing with us in the market for management tools for the Windows environment. We also face competition from several niche software vendors, particularly for our distributed systems product lines.

    From time to time, we publicly provide selected metrics about our performance against our competitors which are compiled from data obtained solely from our internal field sales organization and, accordingly, this information should not be relied upon as coming from independent sources.


Our Products Must Remain Compatible with Ever-changing Operating and Database Environments.

    IBM, HP, Sun, Microsoft and Oracle are by far the largest suppliers of systems and database software and, in many cases, are the manufacturers of the computer hardware systems used by most of our customers. Historically, operating and database system developers have modified or introduced new operating systems, database systems, systems software and computer hardware. Such new products could incorporate features which perform functions currently performed by our products or could require substantial modification of our products to maintain compatibility with these companies' hardware or software. Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and operating and database system software developers, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition and operating results.

Future Product Development is Dependent Upon Access to Third-party Source Code.

    In the past, licensees using proprietary operating systems were furnished with "source code," which makes the operating system generally understandable to programmers, and "object code," which directly controls the hardware and other technical documentation. Since the availability of source code facilitated the development of systems and applications software which must interface with the operating systems, independent software vendors such as us were able to develop and market compatible software. IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition and operating results.

Future Product Development is Dependent Upon Early Access to Third-party Operating and Database Systems.

    Operating and database system software developers have in the past provided us with early access to pre-generally available (GA) versions of their software in order to have input into the functionality and to ensure that we can adapt our software to exploit new functionality in these systems. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition and operating results.

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

Maintenance Revenue Growth Could Decline.

    Maintenance revenues have increased in each of the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements for our mainframe products. In addition, customers may be entitled to reduced maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement. These discounts, combined with the recent decline in our license revenues, have led to lower growth rates for our maintenance revenue. Further declines in our license revenue and/or increased discounting could lead to declines in our maintenance revenues. Although renewal rates remain high, should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could adversely impact the sustainability and growth of our maintenance revenues.

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

Risks Related to Business Combinations.

    As part of our overall strategy, we have acquired or invested in, and plan to continue to acquire or invest in, complementary companies, products, and technologies and to enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include: the difficulty of assimilating the operations and personnel of the combined companies; the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies; the potential disruption of our ongoing business; the inability to retain key technical, sales and managerial personnel; the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses; the risk that revenues from acquired companies, products and technologies do not meet expectations; and decreases in reported earnings as a result of charges for in-process research and development and amortization of acquired intangible assets.

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

Conditions in Israel.

    Our scheduling, security, output management and Enterprise Applications Management (EAM) development operations are conducted primarily in Israel and, accordingly, we are directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our business, operating results and financial condition. Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Palestinian people and the Arab countries. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by the Arab countries since Israel's establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. We maintain comprehensive contingency and business continuity plans, and to date, the current conflict in the region and hostilities within Israel have not caused disruption of our operations located in Israel.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our marketable securities subsequent to March 31, 2002, therefore our foreign currency exchange rate risk and interest rate risk related to investments remain substantially unchanged from the description in our Annual Report on Form 10-K for the year ended March 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

    Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

    We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on our financial position or results of operations.

ITEM 2. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At BMC Software Inc.'s Annual Meeting of Stockholders held on August 29, 2002 the following proposals were adopted by the margins indicated.

                                                  NUMBER OF SHARES
                                              VOTED FOR        WITHHELD
                                             -----------       ---------
1. To elect eight directors of the
   Company, each to serve until the
   next annual meeting or until his
   respective successor has been duly
   elected and qualified.
        Jon E. Barfield                      190,219,134       7,470,652
        John W. Barter                       190,230,733       7,459,053
        Robert E. Beauchamp                  192,403,583       5,286,203
        B. Garland Cupp                      192,421,317       5,268,469
        Meldon K. Gafner                     192,414,006       5,275,780
        L. W. Gray                           190,225,272       7,464,514
        George F. Raymond                    190,215,030       7,474,756
        Tom C. Tinsley                       192,424,686       5,265,100


                                                     NUMBER OF SHARES
                                       VOTED FOR      VOTED AGAINST     ABSTAIN
                                      -----------     -------------    ---------
2. To approve an amendment to the
   Company's 1996 Employee Stock
   Purchase Plan to increase the
   number of shares of common stock
   that may be issued under the plan. 185,495,245      11,183,814      1,010,727

3. To approve the Company's 2002
   Non-employee Director Stock Option
   Plan.                              167,414,417      29,107,497      1,167,872

4. To approve the Company's 2002
   Employee Incentive Plan.           173,871,783      22,752,329      1,065,674


5. To approve amendments to each of
   the Company's 1994 Employee
   Incentive Plan and the Company's
   2000 Employee Stock Incentive Plan
   to expressly permit the surrender
   of options having an exercise
   price per share equal to or
   greater than $30.00 in exchange
   for options covering a lesser
   number of shares to be granted at
   least six months and one day
   following the surrender of the
   options.                           165,666,988      30,921,383      1,101,415

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

      10.1 Acquisition Agreement by and among Peregrine Systems, Inc., Peregrine Remedy, Inc. and BMC Software, Inc. dated as of September 20, 2002.

      10.2 First Amendment to Acquisition Agreement dated as of September 24, 2002.

      10.3  Second Amendment to Acquisition Agreement dated as of October 25,
            2002.

      10.4 Debtor in Possession Credit Agreement dated as of September 24, 2002 by and among Peregrine Systems, Inc., Peregrine Remedy, Inc., the subsidiaries of Borrowers named therein and BMC Software, Inc.


    (b) Reports on Form 8-K.

        On August 1, 2002, the Company filed a Current Report on Form 8-K, dated August 1, 2002, reporting under Item 9 the filing of written statements of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Securities and Exchange Commission Order 4-460.

        On August 13, 2002, the Company filed a Current Report on Form 8-K, dated August 13, 2002, reporting under Item 9 the filing of written statements of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BMC SOFTWARE, INC.

                                By: /s/         ROBERT E. BEAUCHAMP
                                    -------------------------------------------
                                                Robert E. Beauchamp
                                       President and Chief Executive Officer
November 11, 2002


                                By: /s/             JOHN W. COX
                                    -------------------------------------------
                                                    John W. Cox
                                    Vice President, Chief Financial Officer and
                                             Chief Accounting Officer
November 11, 2002

                                 CERTIFICATIONS

                                CEO CERTIFICATION

I, Robert E. Beauchamp, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of BMC Software, Inc. (the "registrant");

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002


                                            By: /s/    ROBERT E. BEAUCHAMP
                                                --------------------------------
                                                       Robert E. Beauchamp
                                                     Chief Executive Officer

                                CFO CERTIFICATION

I, John W. Cox, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of BMC Software, Inc. (the "registrant");

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002


                                       By: /s/         JOHN W. COX
                                           ------------------------------------
                                                       John W. Cox
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

      10.1 Acquisition Agreement by and among Peregrine Systems, Inc., Peregrine Remedy, Inc. and BMC Software, Inc. dated as of September 20, 2002.

      10.2 First Amendment to Acquisition Agreement dated as of September 24, 2002.

      10.3  Second Amendment to Acquisition Agreement dated as of October 25,
            2002.

      10.4 Debtor in Possession Credit Agreement dated as of September 24, 2002 by and among Peregrine Systems, Inc., Peregrine Remedy, Inc., the subsidiaries of Borrowers named therein and BMC Software, Inc.