Form 10-Q
period 2002-12-31
BMC SOFTWARE INC
filed 2003-02-14
CIK 835729

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 001-16393

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes [X] No [ ]

         As of February 10, 2003, there were outstanding 233,294,188 shares of Common Stock, par value $.01, of the registrant.

================================================================================

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                         QUARTER ENDED DECEMBER 31, 2002


                                      INDEX


                                                                                                    PAGE
                                                                                                    ----
          PART I. FINANCIAL INFORMATION

          Item 1.     Financial Statements

                         Condensed Consolidated Balance Sheets as of March 31, 2002 and
                           December 31, 2002 (Unaudited).......................................      3
                         Condensed Consolidated Statements of Operations and Comprehensive
                           Income (Loss) for the three months and nine months ended
                           December 31, 2001 and 2002 (Unaudited) .............................      4
                         Condensed Consolidated Statements of Cash Flows for the nine
                           months ended December 31, 2001 and 2002 (Unaudited).................      5
                         Notes to Condensed Consolidated Financial Statements (Unaudited)......      6

          Item 2.     Management's Discussion and Analysis of Results of Operations and
                         Financial Condition...................................................     14

          Item 3.     Quantitative and Qualitative Disclosures about Market Risk...............     31

          Item 4.     Controls and Procedures..................................................     32

          PART II. OTHER INFORMATION

          Item 1.     Legal Proceedings........................................................     32

          Item 6.     Exhibits and Reports on Form 8-K.........................................     32

                      Signatures...............................................................     33

                      Certifications...........................................................     34

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                       MARCH 31,   DECEMBER 31,
                                                                                         2002        2002
                                                                                     -----------   -----------
                                                 ASSETS                                            (UNAUDITED)
                     Current assets:
                       Cash and cash equivalents..................................   $     330.0   $     287.2
                       Marketable securities......................................         215.8         168.8
                       Trade accounts receivable, net.............................         182.6         168.4
                       Current trade finance receivables, net.....................         129.9         182.7
                       Income taxes receivable....................................          70.1          17.1
                       Other current assets.......................................          68.4          82.3
                                                                                     -----------   -----------
                              Total current assets................................         996.8         906.5
                     Property and equipment, net..................................         443.0         416.9
                     Software development costs and related assets, net...........         211.8         203.8
                     Long-term marketable securities..............................         557.9         443.5
                     Long-term finance receivables................................         176.3         224.6
                     Acquired technology, net.....................................          50.2         125.1
                     Goodwill, net................................................         121.6         318.8
                     Intangible assets, net.......................................          12.0          59.2
                     Other long-term assets.......................................         106.6         119.8
                                                                                     -----------   -----------
                                                                                     $  2,676.2    $   2,818.2
                                                                                     ==========    ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                     Current liabilities:
                       Trade accounts payable.....................................   $      16.2   $      58.8
                       Accrued liabilities........................................         204.2         236.0
                       Current portion of deferred revenue........................         460.2         501.3
                                                                                     -----------   -----------
                              Total current liabilities...........................         680.6         796.1
                     Long-term deferred revenue...................................         483.1         595.0
                     Other long-term liabilities..................................           5.9          26.0
                                                                                     -----------   -----------
                              Total liabilities...................................       1,169.6       1,417.1
                     Commitments and contingencies
                     Stockholders' equity:
                       Preferred stock............................................            --            --
                       Common stock...............................................           2.5           2.5
                       Additional paid-in capital.................................         536.9         537.0
                       Retained earnings..........................................       1,126.6       1,124.3
                       Accumulated other comprehensive loss.......................         (18.8)        (14.0)
                                                                                     -----------   -----------
                                                                                         1,647.2       1,649.8
                         Less treasury stock, at cost.............................        (135.2)       (245.9)
                         Less unearned portion of restricted stock compensation...          (5.4)         (2.8)
                                                                                     -----------   -----------
                              Total stockholders' equity..........................       1,506.6       1,401.1
                                                                                     -----------   -----------
                                                                                     $   2,676.2   $   2,818.2
                                                                                     ===========   ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                       DECEMBER 31,             DECEMBER 31,
                                                                                 -----------------------   ---------------------
                                                                                     2001        2002        2001         2002
                                                                                 ----------- -----------   --------    ---------
           Revenues:
             License.........................................................     $  152.3    $  168.5     $   463.8   $   424.9
             Maintenance.....................................................        146.3       159.1         426.8       459.7
             Professional services...........................................         22.4        22.0          66.5        61.4
                                                                                  --------    --------     ---------   ---------
                     Total revenues..........................................        321.0       349.6         957.1       946.0
                                                                                  --------    --------     ---------   ---------
           Operating expenses:
             Selling and marketing expenses..................................        128.4       129.4         414.1       361.6
             Research and development expenses...............................        137.2       120.5         356.0       351.1
             Cost of professional services...................................         22.7        22.3          74.7        64.6
             General and administrative expenses.............................         36.1        41.1         118.2       112.5
             Acquired research and development...............................           --        12.0            --        12.0
             Amortization and impairment of acquired technology, goodwill and
               intangibles...................................................        103.9        17.8         200.6        42.6
             Restructuring costs.............................................          8.2        (0.3)         52.9        (0.1)
             Merger-related costs and compensation charges...................          5.8          --          11.6         0.6
                                                                                  --------     -------     ---------   ---------
                     Total operating expenses................................        442.3       342.8       1,228.1       944.9
                                                                                  --------    --------     ---------   ---------

                     Operating income (loss).................................       (121.3)        6.8        (271.0)        1.1
           Interest and other income, net....................................         16.1        16.1          50.9        49.0
           Interest expense..................................................           --          --          (0.4)         --
           Loss on marketable securities and other investments...............         (1.2)       (4.4)         (8.8)      (10.7)
                                                                                  --------    --------     ---------   ---------
                     Other income, net.......................................         14.9        11.7          41.7        38.3
                                                                                  --------    --------     ---------   ---------
                     Earnings (loss) before income taxes.....................       (106.4)       18.5        (229.3)       39.4
           Income tax provision (benefit)....................................        (11.9)        6.4         (47.0)       12.0
                                                                                  --------    --------     ---------   ---------
                     Net earnings (loss).....................................     $  (94.5)   $   12.1     $  (182.3)  $    27.4
                                                                                  ========    ========     =========   =========

           Basic earnings (loss) per share...................................     $  (0.39)   $   0.05     $   (0.74)  $    0.12
                                                                                  ========    ========     =========   =========
           Diluted earnings (loss) per share.................................     $  (0.39)   $   0.05     $   (0.74)  $    0.11
                                                                                  ========    ========     =========   =========
           Shares used in computing basic earnings (loss) per share..........        243.6       234.6         245.9       238.2
                                                                                  ========    ========     =========   =========
           Shares used in computing diluted earnings (loss) per share........        243.6       235.5         245.9       239.3
                                                                                  ========    ========     =========   =========

           Comprehensive income (loss):
             Net earnings (loss).............................................     $  (94.5)   $   12.1     $  (182.3)  $    27.4

             Foreign currency translation adjustment.........................          1.5         2.7          (0.6)       (7.5)

             Unrealized gain (loss) on securities available for sale:
                Unrealized gain (loss), net of taxes of $1.6, $6.5, $0.5 and
                  $7.2.......................................................         (3.1)       12.0          (0.9)       13.3
                Realized loss included in net earnings (loss), net of taxes of
                  $0.4, $0, $3.1 and $0.5....................................          0.8          --           5.7         1.0
                                                                                  --------    --------     ---------    --------
                                                                                      (2.3)       12.0           4.8        14.3
             Unrealized gain (loss) on derivative instruments:
                Unrealized gain (loss), net of taxes of $0.7, $0.4, $0, and
                  $2.4.......................................................          1.3        (0.8)           --        (4.5)
                Realized (gain) loss included in net earnings (loss), net of
                  taxes of $0.8, $0.6 $1.6 and $1.3..........................         (1.6)        1.1          (3.0)        2.5
                                                                                  --------    --------      --------    --------
                                                                                      (0.3)        0.3          (3.0)       (2.0)
                                                                                  --------    --------      --------    --------
                     Comprehensive income (loss).............................     $  (95.6)   $   27.1      $ (181.1)   $   32.2
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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                                               NINE MONTHS ENDED
                                                                                                                 DECEMBER 31,
                                                                                                            ---------------------
                                                                                                              2001         2002
                                                                                                            --------      -------
           Cash flows from operating activities:
             Net earnings (loss)...................................................................        $  (182.3)  $    27.4
             Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
                Restructuring costs................................................................             21.5        (1.3)
                Acquired research & development and merger-related costs & compensation charges....             10.9        12.6
                Depreciation and amortization......................................................            283.4       171.6
                Impairment of acquired technology, goodwill and intangibles........................             63.3          --
                Impairment of technology assets and investments....................................              5.0         4.5
                Loss on marketable securities......................................................              8.8         6.2
                Equity in loss of unconsolidated affiliate.........................................              0.5          --
                Earned portion of restricted stock compensation....................................              2.3         2.0
                Decrease in income taxes receivable................................................              3.4        53.0
                (Increase) decrease in long-term finance receivables...............................             59.9       (48.3)
                Net change in receivables, payables, deferred revenue and other components of
                  working capital..................................................................            133.0       152.4
                                                                                                           ---------   ---------
                     Net cash provided by operating activities.....................................            409.7       380.1
                                                                                                           ---------   ---------
           Cash flows from investing activities:
             Debtor-in-possession financing provided to Peregrine Systems, Inc.....................               --       (53.8)
             Proceeds from debtor-in-possession financing provided to Peregrine Systems, Inc.......               --        53.8
             Cash paid for technology acquisitions and other investments, net of cash acquired.....            (10.4)     (366.1)
             Return of capital for cost-basis investments..........................................              0.4         0.7
             Purchases of marketable securities....................................................            (54.4)     (123.6)
             Maturities of/proceeds from sales of marketable securities............................            173.3       297.3
             Purchases of property and equipment...................................................            (50.3)      (16.1)
             Proceeds from sales of property and equipment.........................................              3.1          --
             Capitalization of software development costs and related assets.......................            (85.4)      (66.3)
                                                                                                          ----------  ----------
                     Net cash used in investing activities.........................................            (23.7)     (274.1)
                                                                                                           ---------   ---------
           Cash flows from financing activities:
             Payments on borrowings................................................................           (150.0)         --
             Stock options exercised and other.....................................................             15.1        19.6
             Treasury stock acquired...............................................................           (115.3)     (158.8)
                                                                                                           ---------   ---------
                     Net cash used in financing activities.........................................           (250.2)     (139.2)
                                                                                                           ---------   ---------
           Effect of exchange rate changes on cash.................................................             (0.1)       (9.6)
                                                                                                           ---------   ---------
           Net change in cash and cash equivalents.................................................            135.7       (42.8)
           Cash and cash equivalents, beginning of period..........................................            146.0       330.0
                                                                                                           ---------   ---------
           Cash and cash equivalents, end of period................................................        $   281.7   $   287.2
                                                                                                           =========   =========

           Supplemental disclosure of cash flow information:
             Cash paid for interest, net of amounts capitalized....................................        $     1.7   $      --
             Cash paid for income taxes, net of amounts refunded...................................        $    20.3   $   (48.2)
             Liabilities assumed in acquisitions...................................................        $      --   $    69.3
             Common stock received as consideration for technology sale............................        $     0.2   $      --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of BMC Software, Inc. and its wholly owned subsidiaries (collectively, the Company or BMC). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to ensure comparability among the periods presented. Beginning in the quarter ended December 31, 2002, changes in long-term finance receivables have been reported as a component of cash flows from operating activities in the condensed consolidated statements of cash flows, whereas these were previously reported as a component of cash flows from investing activities. All periods presented have been reclassified for consistency.

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

         As discussed in Note 3, the Company acquired the assets and assumed certain liabilities related to the Remedy(R) products (Remedy) from Peregrine Systems, Inc. effective November 20, 2002, and as such, Remedy's results have been included in the Company's fiscal 2003 financial results from the acquisition date. The Company does not believe that the assets and liabilities acquired in the Remedy acquisition constitute a "business" in accordance with the guidance set forth in Rule 11-01(d) of Regulation S-X, and the Company intends to file a no-action request letter with the Securities and Exchange Commission to confirm the Company's position.

(2) EARNINGS PER SHARE

         Basic earnings per share (EPS) is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three-month periods ended December 31, 2001 and 2002, the treasury stock method effect of 37.0 million and 29.5 million weighted options, respectively, and 0.5 million and 0.0 weighted unearned restricted shares, respectively, has been excluded from the calculation of EPS as it is anti-dilutive. For the nine-month periods ended December 31, 2001 and 2002, the treasury stock method effect of 37.4 million and 30.3 million weighted options, respectively, and 0.6 million and 0.0 weighted unearned restricted shares, respectively, has been excluded from the calculation of EPS as it is anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months and nine months ended December 31, 2001 and 2002:


                                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       DECEMBER 31,            DECEMBER 31,
                                                                       ------------            ------------
                                                                     2001        2002        2001        2002
                                                                   --------    --------    --------    --------
                                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
          Basic earnings (loss) per share:
            Net earnings (loss)................................    $(94.5)      $ 12.1     $(182.3)     $ 27.4
                                                                   ------       ------     -------      ------
            Weighted average number of common shares...........     243.6        234.6       245.9       238.2
                                                                   ------       ------     -------      ------
            Basic earnings (loss) per share....................    $(0.39)      $ 0.05     $ (0.74)     $ 0.12
                                                                   ======       ======     =======      ======
          Diluted earnings (loss) per share:
            Net earnings (loss)................................    $(94.5)      $ 12.1     $(182.3)     $ 27.4
                                                                   ------       ------     -------      ------
            Weighted average number of common shares...........     243.6        234.6       245.9       238.2
            Incremental shares from assumed conversions of
              stock options and unearned restricted stock......        --          0.9          --         1.1
            Adjusted weighted average number of common shares..     243.6        235.5       245.9       239.3
                                                                   ------       ------     -------      ------
            Diluted earnings (loss) per share..................    $(0.39)      $ 0.05     $ (0.74)     $ 0.11
                                                                   ======       ======     =======      ======

(3) BUSINESS COMBINATION

         On November 20, 2002, the Company acquired the assets of Remedy from Peregrine Systems, Inc. (Peregrine) for $355.0 million in cash plus the assumption of certain liabilities of Remedy. In accordance with the purchase agreement, the cash purchase price is subject to adjustment and this purchase price adjustment has not yet been finalized. Remedy's results have been included in the Company's consolidated financial statements since the acquisition date. Remedy focuses on automating service-related business processes through a complete suite of service management applications. Remedy's products will extend BMC's core market-leading data and systems management solutions to deliver comprehensive and integrated business service management solutions. In connection with the acquisition, the Company provided $53.8 million of debtor-in-possession financing to Peregrine which was repaid to the Company in conjunction with the close of the acquisition.

         The aggregate purchase price prior to adjustment was $363.4 million, including cash consideration of $355.0 million and direct costs of the transaction. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of Remedy. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of determining the fair values of certain assets and liabilities; thus, the allocation of the purchase price is subject to refinement.

                                                                            NOVEMBER 20,
                                                                               2002
                                                                           -------------
                                                                           (IN MILLIONS)
                    Current assets                                           $    32.3
                    Property and equipment and other long-term assets             28.1
                    Intangible assets                                            176.0
                    Goodwill                                                     196.3
                                                                             ---------
                       Total assets acquired                                     432.7
                                                                             ---------
                       Current liabilities                                       (69.3)
                                                                             ---------
                       Net assets acquired                                   $   363.4
                                                                             =========

         Of the $176.0 million of acquired intangible assets, $20.0 million was assigned to tradenames that are not subject to amortization and $12.0 million, or 3% of the purchase price, was assigned to research and development assets that were written off at the date of the acquisition in accordance with Financial Accounting Standards Board Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," as discussed below. Those write-offs are reflected as acquired research and development in the accompanying statements of operations and comprehensive income (loss) for the three months and nine months ended December 31, 2002. The amount allocated to tradenames consists primarily of the estimated fair value of the Remedy and Action Request System(R) names. A discount rate of 20% was used in discounting the cash flows associated with the tradenames to estimate the fair value of these intangible assets. Tradenames will not be amortized because the assets have indefinite remaining useful lives, but will be reviewed periodically for impairment.

         The remaining $144.0 million of acquired intangible assets have an estimated weighted-average useful life of three years, and include $109.0 million of acquired technology with an estimated weighted-average useful life of three years and $35.0 million of customer relationships with an estimated weighted-average useful life of three years. Acquired technology, which consists of products that have reached technological feasibility, primarily relates to Remedy's Action Request System (AR System(R)) multi-tier architecture and developed out-of-the-box application solutions that sit on top of the AR System. Customer relationships represent existing contracts with customers to provide maintenance related to Remedy's installed base. A discount rate of 20% was used in discounting the cash flows associated with acquired technology and customer relationships to estimate the fair values of these intangible assets.

         The $196.3 million of goodwill was assigned to the Remedy segment and all of that amount is expected to be deductible for tax purposes. Factors that contributed to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future Remedy technology, support personnel to provide the maintenance services related to Remedy products and a trained sales force capable of selling current and future Remedy products, the opportunity to cross-sell Remedy and BMC products to existing customers and the positive reputation that Remedy has in the market.

         As discussed above, the Company allocated $12.0 million of the purchase price to in-process research and development (IPR&D) projects. The amount allocated represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended, related to Remedy's incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

         At the acquisition date, Remedy was conducting design, development, engineering and testing activities associated with the completion of next-generation core and application technologies that are expected to address emerging market demands in the service management market. At the acquisition date, the technologies under development were approximately 25%-35% complete based on engineering man-month data and technological progress. Remedy had incurred nearly $6 million on the in-process projects, and expected to spend approximately $16 million to complete all phases of the research and development. Anticipated completion dates ranged from 3 to 12 months, at which times the Company expects to begin benefiting from the developed technologies.

         In making its purchase price allocation to IPR&D for the Remedy acquisition, the Company considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on the Company's estimates of cost of sales, operating expenses and income taxes from such projects.

         In the present value calculations, aggregate revenues for the developed, in-process and future Remedy products were estimated to grow at a compounded annual growth rate of approximately 15% from fiscal 2003 to fiscal 2006, assuming the successful completion and market acceptance of the major current and future research and development programs. The estimated revenues for the in-process projects were expected to peak within three years of the acquisition and then decline as other new products and technologies are expected to enter the market.

         The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 40% to 45% were considered appropriate for the IPR&D. These discount rates were commensurate with Remedy's stage of development and the uncertainties in the economic estimates described above.

         The estimates used in valuing all intangible assets, including IPR&D, were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results used to determine fair value.

         The following unaudited pro forma results of operations for the three months and nine months ended December 31, 2001 and 2002, are as if the acquisition of Remedy had occurred at the beginning of each period presented. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future. The pro forma net earnings exclude the effect of the $12.0 million write-off of IPR&D associated with the acquisition.

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              DECEMBER 31,                DECEMBER 31,
                                                                         ------------------------   ------------------------
                                                                             2001         2002         2001          2002
                                                                         -----------    ---------   -----------    ---------
                                                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
                             Revenues...............................       $ 388.7       $364.5       $1,156.8     $1,039.1
                             Net earnings (loss)....................       $(104.9)     $  (1.4)      $ (210.6)    $  (11.5)
                             Basic EPS..............................       $ (0.43)      $(0.01)      $  (0.86)    $  (0.05)
                             Diluted EPS............................       $ (0.43)      $(0.01)      $  (0.86)    $  (0.05)

(4) SEGMENT REPORTING

         In the quarter ended June 30, 2002, BMC's management began reviewing the results of the Company's software business by the following product categories: Enterprise Data Management Software, which includes the Mainframe Data Management and Distributed Systems Data Management product lines, Enterprise Systems Management Software, which includes the PATROL(R), MAINVIEW(R) and Scheduling & Output Management product lines, and Other Software, which includes the High Potential product lines of Storage Management, Security Management, Enterprise Applications Management, Subscription Services and Linux Management, and other. In addition to these software segments, the professional services business is also considered a separate segment. Through March 31, 2002, BMC's management reviewed the results of the Company's software business by different product categories. The amounts reported below for the three months and nine months ended December 31, 2001 and 2002 reflect this change in the composition of the segments. Upon the acquisition of Remedy during the quarter ended December 31, 2002 as discussed in Note 3, BMC's management began reviewing Remedy's results as a separate segment.

         Excluding Remedy, segment performance is measured based on contribution margin, which reflects only the direct controllable expenses of the segments and does not include allocation of indirect research and development (R&D) expenses, the effect of software development cost capitalization and amortization, selling and marketing expenses, general and administrative expenses, amortization and impairment of acquired technology, goodwill and intangibles, one-time charges, other income, net, and income taxes. Remedy is operated as a separate business unit and therefore its performance is measured based on operating margin and does not include amortization of acquired technology and intangibles, one-time charges, other income, net, and income taxes. Assets and liabilities are not accounted for by segment, other than for Remedy. Remedy's assets include the identifiable intangibles and goodwill recorded at the acquisition date, but as discussed above, the performance of the Remedy business unit is measured based on operating margin, excluding the amortization of these assets and any impairment charges that may be incurred.

                                     ENTERPRISE DATA                       ENTERPRISE
                                   MANAGEMENT SOFTWARE             SYSTEMS MANAGEMENT SOFTWARE               OTHER SOFTWARE
                                   -------------------             ---------------------------               --------------
                                 MAINFRAME    DISTRIBUTED                                SCHEDULING      HIGH
                                    DATA     SYSTEMS DATA                                & OUTPUT      POTENTIAL
                                 MANAGEMENT   MANAGEMENT       PATROL      MAINVIEW      MANAGEMENT   PRODUCT LINES     OTHER
                                 ----------   ----------       ------      --------      ----------   -------------     -----
QUARTER ENDED DEC. 31, 2001                                             (IN MILLIONS)
---------------------------
Revenues:
   License...................... $    52.5     $    16.7     $    36.4     $    14.3      $    19.3     $    12.8     $     0.3
   Maintenance..................      60.4          13.2          24.3          24.1           13.8           7.0           3.5
   Professional services........        --            --            --            --             --            --            --
                                 ---------      --------      --------      --------       --------      --------      --------
Total revenues.................. $   112.9     $    29.9     $    60.7     $    38.4      $    33.1     $    19.8     $     3.8
R&D expenses....................      14.3          12.3          31.0           7.3            8.3          14.7           --
Cost of professional services...        --            --            --            --             --            --            --
                                 ---------      --------      --------      --------       --------      --------      --------
  Contribution margin .......... $    98.6     $    17.6     $    29.7     $    31.1      $    24.8     $     5.1     $     3.8
                                 =========     =========     =========     =========      =========     =========     =========




                                                                            INDIRECT R&D
                                                            PROFESSIONAL   & CAPITALIZED  TOTAL BEFORE                  AS
                                                             SERVICES        SOFTWARE       REMEDY       REMEDY      REPORTED
                                                             --------        --------       ------       ------      --------
QUARTER ENDED DEC. 31, 2001                                                (IN MILLIONS)
---------------------------
Revenues:
   License............................................       $      --     $     --      $   152.3      $     --      $   152.3
   Maintenance........................................              --           --          146.3            --          146.3
   Professional services..............................            22.4           --           22.4            --           22.4
                                                             ---------     --------      ---------      --------      ---------
Total revenues........................................       $    22.4     $     --      $   321.0      $     --      $   321.0
R&D expenses..........................................              --         49.3          137.2            --          137.2
Cost of professional services.........................            22.7           --           22.7            --           22.7
                                                             ---------     --------      ---------      --------      ---------
  Contribution margin ................................       $    (0.3)    $  (49.3)         161.1            --          161.1
                                                             =========     ========
Selling and marketing expenses........................................................       128.4            --          128.4
General and administrative expenses...................................................        36.1            --           36.1
                                                                                         ---------      --------      ---------
   Operating margin...................................................................   $    (3.4)     $     --           (3.4)
                                                                                         =========      ========
Amortization and impairment of acquired technology, goodwill and intangibles...........................................   103.9
Restructuring costs....................................................................................................     8.2
Merger-related costs and compensation charges..........................................................................     5.8
Other income, net......................................................................................................    14.9
                                                                                                                         ------
Consolidated loss before income taxes..................................................................................  (106.4)
                                                                                                                         ======


                                     ENTERPRISE DATA                       ENTERPRISE
                                   MANAGEMENT SOFTWARE             SYSTEMS MANAGEMENT SOFTWARE               OTHER SOFTWARE
                                   -------------------             ---------------------------               --------------
                                 MAINFRAME    DISTRIBUTED                                SCHEDULING      HIGH
                                    DATA     SYSTEMS DATA                                & OUTPUT      POTENTIAL
                                 MANAGEMENT   MANAGEMENT       PATROL      MAINVIEW      MANAGEMENT   PRODUCT LINES     OTHER
                                 ----------   ----------       ------      --------      ----------   -------------     -----
QUARTER ENDED DEC. 31, 2002                                             (IN MILLIONS)
---------------------------
Revenues:
   License...................... $    57.6     $    19.5     $    30.3     $    17.6      $    18.3     $    10.0     $     0.1
   Maintenance..................      56.5          16.3          28.7          21.4           17.2          10.1           0.1
   Professional services........        --            --            --            --             --            --            --
                                 ---------      --------      --------      --------       --------      --------      --------
Total revenues.................. $   114.1     $    35.8     $    59.0     $    39.0      $    35.5     $    20.1     $     0.2
R&D expenses....................      15.2          12.8          25.3           8.0            8.1          17.4            --
Cost of professional services...        --            --            --            --             --            --            --
                                 ---------      --------      --------      --------       --------      --------      --------
  Contribution margin .......... $    98.9     $    23.0     $    33.7     $    31.0      $    27.4     $     2.7     $     0.2
                                 =========     =========     =========     =========      =========     =========     =========





                                                                            INDIRECT R&D
                                                            PROFESSIONAL   & CAPITALIZED  TOTAL BEFORE                  AS
                                                             SERVICES        SOFTWARE       REMEDY       REMEDY      REPORTED
                                                             --------        --------       ------       ------      --------
QUARTER ENDED DEC. 31, 2002                                               (IN MILLIONS)
---------------------------
Revenues:
   License............................................       $      --     $     --      $   153.4      $     15.1    $   168.5
   Maintenance........................................              --           --          150.3             8.8        159.1
   Professional services..............................            20.9           --           20.9             1.1         22.0
                                                             ---------     --------      ---------      ----------    ---------
Total revenues........................................       $    20.9     $     --      $   324.6      $     25.0    $   349.6
R&D expenses..........................................              --         28.7          115.5             5.0        120.5
Cost of professional services.........................            21.4           --           21.4             0.9         22.3
                                                             ---------     --------      ---------      ----------    ---------
  Contribution margin ................................       $    (0.5)    $   28.7)         187.7            19.1        206.8
                                                             =========     ========
Selling and marketing expenses..........................................................     123.8             5.6        129.4
General and administrative expenses.....................................................      37.3             3.8         41.1
                                                                                         ---------      ----------    ---------
   Operating margin..................................................................... $    26.6      $      9.7         36.3
                                                                                         =========      ==========
Acquired research and development...................................................................................       12.0
Amortization of acquired technology and intangibles.................................................................       17.8
Restructuring costs.................................................................................................       (0.3)
Other income, net...................................................................................................       11.7
                                                                                                                      ---------
Consolidated earnings before income taxes...........................................................................  $    18.5
                                                                                                                      =========


                                     ENTERPRISE DATA                       ENTERPRISE
                                   MANAGEMENT SOFTWARE             SYSTEMS MANAGEMENT SOFTWARE               OTHER SOFTWARE
                                   -------------------             ---------------------------               --------------
                                 MAINFRAME    DISTRIBUTED                                SCHEDULING      HIGH
                                    DATA     SYSTEMS DATA                                & OUTPUT      POTENTIAL
                                 MANAGEMENT   MANAGEMENT       PATROL      MAINVIEW      MANAGEMENT   PRODUCT LINES     OTHER
                                 ----------   ----------       ------      --------      ----------   -------------     -----
NINE MONTHS ENDED  DEC. 31, 2001                                           (IN MILLIONS)
--------------------------------
Revenues:
   License......................    $   157.8  $    55.1     $   112.6     $    48.2      $    50.3     $    38.5     $     1.3

   Maintenance..................        182.7       39.2          71.9          67.6           38.7          21.1           5.6
   Professional services........           --         --            --            --             --            --            --
                                    ---------   --------      --------      --------       --------      --------      --------
Total revenues..................    $   340.5  $    94.3     $   184.5     $   115.8      $    89.0     $    59.6     $     6.9
R&D expenses....................         48.7       38.9          94.2          23.1           25.8          46.2            --
Cost of professional services...           --         --            --            --             --            --            --
                                    ---------   --------      --------      --------       --------      --------      --------
  Contribution margin ..........    $   291.8  $    55.4     $    90.3     $    92.7      $    63.2     $    13.4     $     6.9
                                    =========  =========     =========     =========      =========     =========     =========


                                                                            INDIRECT R&D
                                                            PROFESSIONAL   & CAPITALIZED  TOTAL BEFORE                  AS
                                                             SERVICES        SOFTWARE       REMEDY       REMEDY      REPORTED
                                                             --------        --------       ------       ------      --------
NINE MONTHS ENDED DEC. 31, 2001                                            (IN MILLIONS)
-------------------------------
Revenues:
   License............................................       $      --     $     --      $   463.8       $     --     $   463.8
   Maintenance........................................              --           --          426.8             --         426.8
   Professional services..............................            66.5           --           66.5             --          66.5
                                                             ---------     --------      ---------       --------     ---------
Total revenues........................................       $    66.5     $     --      $   957.1       $     --     $   957.1
R&D expenses..........................................              --         79.1          356.0             --         356.0
Cost of professional services.........................            74.7           --           74.7             --          74.7
                                                             ---------     --------      ---------       --------     ---------
  Contribution margin ................................       $    (8.2)    $  (79.1)         526.4             --         526.4
                                                             =========     ========
Selling and marketing expenses...........................................................    414.1             --         414.1
General and administrative expenses......................................................    118.2             --         118.2
                                                                                         ---------       --------     ---------
   Operating margin                                                                      $    (5.9)      $     --          (5.9)
                                                                                         =========       ========
Amortization and impairment of acquired technology, goodwill and intangibles.........................................     200.6
Restructuring costs..................................................................................................      52.9
Merger-related costs and compensation charges........................................................................      11.6
Other income, net....................................................................................................      41.7
                                                                                                                      ---------
Consolidated loss before income taxes................................................................................ $  (229.3)
                                                                                                                      =========



                                     ENTERPRISE DATA                       ENTERPRISE
                                   MANAGEMENT SOFTWARE             SYSTEMS MANAGEMENT SOFTWARE               OTHER SOFTWARE
                                   -------------------             ---------------------------               --------------
                                 MAINFRAME    DISTRIBUTED                                SCHEDULING      HIGH
                                    DATA     SYSTEMS DATA                                & OUTPUT      POTENTIAL
                                 MANAGEMENT   MANAGEMENT       PATROL      MAINVIEW      MANAGEMENT   PRODUCT LINES     OTHER
                                 ----------   ----------       ------      --------      ----------   -------------     -----
NINE MONTHS ENDED DEC. 31, 2002                                           (IN MILLIONS)
-------------------------------
Revenues:
   License......................  $   145.2    $    49.0     $    76.5     $    52.1      $    51.7     $    35.1     $     0.2
   Maintenance..................      170.5         48.9          83.8          68.4           48.3          29.6           1.4
   Professional services........         --           --            --            --             --            --            --
                                  ---------     --------      --------      --------       --------      --------      --------
Total revenues..................  $   315.7    $    97.9     $   160.3     $   120.5      $   100.0     $    64.7     $     1.6
R&D expenses....................       46.5         39.6          76.3          26.5           23.7          50.9            --
Cost of professional services...         --           --            --            --             --            --            --
                                  ---------     --------      --------      --------       --------      --------      --------
  Contribution margin ..........  $   269.2    $    58.3     $    84.0     $    94.0      $    76.3     $    13.8     $     1.6
                                  =========    =========     =========     =========      =========     =========     =========


                                                                            INDIRECT R&D
                                                            PROFESSIONAL   & CAPITALIZED  TOTAL BEFORE                  AS
                                                             SERVICES        SOFTWARE       REMEDY       REMEDY      REPORTED
                                                             --------        --------       ------       ------      --------
NINE MONTHS ENDED  DEC. 31, 2002                                          (IN MILLIONS)
--------------------------------
Revenues:
   License............................................       $     --      $     --      $   409.8      $     15.1    $   424.9
   Maintenance........................................             --            --          450.9             8.8        459.7
   Professional services..............................            60.3           --           60.3             1.1         61.4
                                                             ---------     --------      ---------      ----------    ---------
Total revenues........................................       $    60.3     $     --      $   921.0      $     25.0    $   946.0
R&D expenses..........................................              --         82.6          346.1             5.0        351.1
Cost of professional services.........................            63.7           --           63.7             0.9         64.6
                                                             ---------     --------      ---------      ----------    ---------
  Contribution margin ................................       $   (3.4)     $  (82.6)         511.2            19.1        530.3
                                                             =========     ========
Selling and marketing expenses.........................................................      356.0             5.6        361.6
General and administrative expenses....................................................      108.7             3.8        112.5
                                                                                         ---------      ----------    ---------
   Operating margin....................................................................  $    46.5      $      9.7         56.2
                                                                                         =========      ==========
Acquired research and development..................................................................................        12.0
Amortization of acquired technology and intangibles................................................................        42.6
Restructuring costs................................................................................................        (0.1)
Merger-related costs and compensation charges......................................................................         0.6
Other income, net..................................................................................................        38.3
                                                                                                                      ---------
Consolidated earnings before income taxes..........................................................................   $    39.4
                                                                                                                      =========

                                                                                        TOTAL BEFORE                      AS
                                                                                           REMEDY         REMEDY       REPORTED
                                                                                           ------         ------       --------
                                                                                                      (IN MILLIONS)
Total assets as of December 31, 2002 ..................................................   $ 2,407.7    $     410.5    $  2,818.2
                                                                                          =========    ===========    ==========

 (5) STOCK INCENTIVE PLANS

         The Company has adopted numerous stock-based compensation plans that provide for the grant of options and restricted stock to employees and directors of the Company. All options under these plans vest over terms of three to five years. The restricted stock is subject to transfer restrictions that lapse over one to four years. The Company also has adopted an employee stock purchase plan under which rights to purchase the Company's common stock are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date.

         The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations, which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, which is generally the grant date, less the amount the grantee is required to pay to acquire the stock. Alternatively, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but rather, permits continued application of APB Opinion No. 25. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based employee compensation granted. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company's common stock on the date of grant, no compensation expense is recorded.

         For the three months ended December 31, 2001 and 2002, the Company recorded compensation expense of $5.9 million and $0.7 million, respectively, for restricted stock grants. The expense for the three months ended December 31, 2001 includes $5.1 million of merger-related compensation charges related to restricted shares issued as part of the Evity, Inc. acquisition. For the nine months ended December 31, 2001 and 2002, the Company recorded compensation expense of $13.6 million and $2.6 million, respectively, for restricted stock grants. The expense for the nine months ended December 31, 2001 and 2002 includes $11.3 million and $0.6 million, respectively, of merger-related compensation charges related to restricted shares issued as part of the Evity, Inc. acquisition. The Company was not required to record compensation expense for stock option grants and stock issued under the employee stock purchase plan during the same periods.

         Had compensation cost for the stock-based employee compensation plans been determined based on the grant date fair values of awards estimated using the Black-Scholes option pricing model, which is consistent with the method described in SFAS No. 123, the Company's reported net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below:

                                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                              DECEMBER 31,            DECEMBER 31,
                                                                              ------------            ------------
                                                                            2001          2002       2001       2002
                                                                         ---------     ---------  ---------    -------
                                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
         Net earnings (loss)                           As Reported...... $ (94.5)      $12.1    $ (182.3)       $ 27.4
            Deduct total stock-based employee
            compensation expense determined under
            the fair value based method for all
            awards, net of related tax effects                             (13.7)      (16.8)      (57.0)        (54.7)
                                                                         -------      ------       ------        ------
         Net loss                                      Pro Forma........ $(108.2)    $  (4.7)   $ (239.3)       $(27.3)

         Basic EPS:                                    As Reported...... $ (0.39)    $  0.05     $ (0.74)       $ 0.12
                                                       Pro Forma........ $ (0.44)    $ (0.02)    $ (0.97)       $(0.11)
         Diluted EPS:                                  As Reported...... $ (0.39)    $  0.05     $ (0.74)       $ 0.11
                                                       Pro Forma........ $ (0.44)    $ (0.02)    $ (0.97)       $(0.11)

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations and therefore the transition provisions will not have an impact on the Company's financial position or results of operations. The required expanded interim disclosures are provided above.

         On September 10, 2002, pursuant to an Offer to Exchange, the Company offered to certain U.S. employees the right to exchange outstanding stock options with an exercise price of $30.00 per share or more granted under certain of the Company's stock incentive plans for new options that cover a lesser number of shares to be granted under those stock incentive plans at least six months and one day following the cancellation of the options. The Company's senior officers and board of directors were ineligible to participate in the exchange offer. Amendments to the stock incentive plans to permit the offer were approved by the Company's stockholders at the Company's Annual Meeting held on August 29, 2002. The offer expired on October 9, 2002. The Company accepted for exchange options to purchase an aggregate of 6.5 million shares of Company common stock, representing approximately 88% of the options that were eligible for the exchange. These options have been cancelled and are no longer outstanding. On April 10, 2003, subject to the terms and conditions of the Offer to Exchange, the Company will issue new options at fair market value as of such date to purchase an aggregate of 2.4 million shares of Company common stock in exchange for such exchanged options.

(6) GOODWILL AND INTANGIBLE ASSETS

         As of April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting at the point of acquisition for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, all goodwill and those intangible assets with indefinite useful lives are not amortized, but rather are tested for impairment annually and when events and circumstances indicate that their fair value has been reduced below carrying value. Intangible assets with finite useful lives are amortized over those useful lives.

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

         The following reconciles the Company's reported net earnings (loss) and earnings (loss) per share to those amounts that would have resulted had there been no amortization of goodwill and intangible assets with indefinite lives for all periods presented:

                                                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                                    DECEMBER 31,        DECEMBER 31,
                                                                                 ------------------   -----------------
                                                                                   2001       2002      2001      2002
                                                                                 --------   -------   --------  -------
                                                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)

   Net earnings   As Reported..................................................  $  (94.5)  $  12.1   $ (182.3)  $ 27.4
   (loss):
                  Add back:  Amortization of goodwill, net of taxes............      20.4        --       72.8       --
                  Add back:  Amortization of intangible assets, net of taxes...       0.6        --        1.8       --
                                                                                 --------------------------------------
                  Adjusted.....................................................  $  (73.5)  $  12.1   $ (107.7)  $ 27.4
                                                                                 ======================================

   Basic EPS:     As Reported..................................................  $  (0.39)  $  0.05   $  (0.74)  $ 0.12
                  Add back:  Amortization of goodwill, net of taxes............      0.09        --       0.29       --
                  Add back:  Amortization of intangible assets, net of taxes...        --        --       0.01       --
                                                                                 --------------------------------------
                  Adjusted.....................................................  $  (0.30)  $  0.05   $  (0.44)  $ 0.12
                                                                                 ======================================

   Diluted EPS:   As Reported..................................................  $  (0.39)  $  0.05   $  (0.74)  $ 0.11
                  Add back:  Amortization of goodwill, net of taxes............      0.09        --       0.29       --
                  Add back:  Amortization of intangible assets, net of taxes...        --        --       0.01       --
                                                                                 --------------------------------------
                  Adjusted.....................................................  $  (0.30)  $  0.05   $  (0.44)  $ 0.11
                                                                                 ======================================

(7) MARKETABLE SECURITIES

         On December 31, 2002, the Company reclassified its held-to-maturity portfolio to the available-for-sale portfolio. The amortized cost of the transferred securities was $396.1 million at the date of reclassification. When the securities were transferred to the available-for-sale portfolio, a net unrealized gain of $15.8 million was recorded as a component of accumulated other comprehensive income (loss). The transfer of securities from the held-to-maturity portfolio was made to increase the Company's flexibility to react to the unprecedented volatility in the debt securities markets that developed over the quarters preceding the date of transfer.

(8)      RESTRUCTURING AND SEVERANCE COSTS

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

         As of December 31, 2002, $1.2 million of severance and facilities costs related to actions completed under the restructuring plan remained accrued for payment in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         This section of the Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. Particular attention should be paid to the important risk factors and cautionary statements described in the section of this Report entitled "Certain Risks and Uncertainties." It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended March 31, 2002.

CRITICAL ACCOUNTING POLICIES

         The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, in-process research and development of acquired businesses, goodwill and intangible assets, deferred tax assets and marketable securities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. The critical accounting policies related to the estimates and judgments listed above are discussed further throughout our Annual Report on Form 10-K for the year ended March 31, 2002 under Management's Discussion and Analysis of Results of Operations and Financial Condition and below, where such policies affect our reported and expected financial results.

A. RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                                                    PERCENTAGE OF TOTAL REVENUES
                                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                 DECEMBER 31,         DECEMBER 31,
                                                              ------------------   -----------------
                                                                2001      2002      2001      2002
                                                               ------    ------    ------    ------
     Revenues:
       License..............................................    47.4%     48.2%     48.5%     44.9%
       Maintenance..........................................    45.6      45.5      44.6      48.6
       Professional services................................     7.0       6.3       6.9       6.5
                                                               -----     -----     -----     -----
           Total revenues...................................   100.0     100.0     100.0     100.0
                                                               -----     -----     -----     -----
     Selling and marketing expenses.........................    40.0      37.0      43.3      38.2
     Research and development expenses......................    42.7      34.5      37.2      37.1
     Cost of professional services..........................     7.1       6.4       7.8       6.8
     General and administrative expenses....................    11.2      11.8      12.3      11.9
     Acquired research and development......................      --       3.4        --       1.3
     Amortization and impairment of acquired technology,
       goodwill and intangibles.............................    32.3       5.1      21.0       4.5
     Restructuring costs....................................     2.6      (0.1)      5.5        --
     Merger-related costs and compensation charges..........     1.8        --       1.2        --
                                                               -----     ----      -----      ----
          Total operating expenses..........................   137.7      98.1     128.3      99.8
                                                               -----     -----     -----     -----
          Operating income (loss)...........................   (37.7)      1.9     (28.3)      0.2
     Interest and other income, net.........................     5.0       4.6       5.3       5.1
     Interest expense.......................................      --        --        --        --
     Loss on marketable securities and other investments....    (0.4)     (1.2)     (0.9)     (1.1)
                                                               -----     -----     -----     -----
          Other income, net.................................     4.6       3.4       4.4       4.0
          Earnings (loss) before income taxes...............   (33.1)      5.3     (23.9)      4.2
     Income tax provision (benefit).........................    (3.7)      1.8      (4.9)      1.3
                                                               -----     -----     ------    -----
               Net earnings (loss)..........................   (29.4)%     3.5%    (19.0)%     2.9%
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

         We recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In applying these statements, we recognize software license fees upon meeting the following four criteria: execution of the signed contract, delivery of the underlying products to the customer and the acceptance of such products by the customer, determination that the software license fees are fixed and determinable, and determination that collection of the software license fees is probable. In instances when any one of the four criteria is not met, we will either defer recognition of the software license revenue until the criteria are met or will recognize the software license revenue on a ratable basis, as required by SOPs 97-2 and 98-9. Maintenance, enhancement and support revenues are recognized ratably over the term of the arrangement on a straight-line basis. Revenues from license and maintenance transactions that are financed are generally recognized in the same manner as those requiring current payment. We have an established business practice of offering installment contracts to customers and have a history of successfully enforcing original payment terms without making concessions. Further, the payment obligations are unrelated to product implementation or any other post-transaction activity. Revenues from sales through agents, distributors and resellers are recorded either at the gross amount charged the customer or net of commissions paid, based on the economic risks and ongoing product support responsibilities we assume. On occasion, we have purchased goods or services for our operations from customers at or about the same time that we licensed our software to these customers. License revenues from such transactions represent less than one percent of our total license revenues in any period. Revenues from professional services are typically recognized as the services are performed for time-and-materials contracts, or on a percentage-of-completion basis. Our professional services revenues also include sales of third-party software products which typically support our product lines. These revenues are recorded net of amounts payable to the third-party software vendors.

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

                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        DECEMBER 31,                      DECEMBER 31,
                                                                     --------------------              ------------------
                                                                      2001        2002       CHANGE      2001       2002     CHANGE
                                                                     -------    ---------   ---------  -------    -------  --------
                                                                         (IN MILLIONS)                   (IN MILLIONS)
                   License:
                      North America............................      $   79.6    $   81.1     1.9%    $  265.0   $  233.6   (11.8)%
                      International............................          72.7        87.4    20.2%       198.8      191.3    (3.8)%
                                                                     --------    --------             --------   --------
                            Total license revenues.............         152.3       168.5    10.6%       463.8      424.9    (8.4)%
                   Maintenance:
                      North America............................          86.3        96.2    11.5%       265.2      279.5     5.4%
                      International............................          60.0        62.9     4.8%       161.6      180.2    11.5%
                                                                     --------    --------             --------   --------
                           Total maintenance revenues..........         146.3       159.1     8.7%       426.8      459.7     7.7%
                   Professional services:
                      North America............................          10.5         8.8   (16.2%)       34.9       26.9   (22.9%)
                      International............................          11.9        13.2    10.9%        31.6       34.5     9.2%
                                                                     --------    --------             --------   --------
                          Total professional services revenues.          22.4        22.0    (1.8%)       66.5       61.4    (7.7%)
                                                                     --------    --------             --------   --------
                            Total revenues.....................      $  321.0    $  349.6     8.9%    $  957.1   $  946.0    (1.2)%
                                                                     ========    ========             ========   ========

         Product License Revenues

         Our product license revenues primarily consist of fees related to products licensed to customers on a perpetual basis. Product license fees can be associated with a customer's licensing of a given software product for the first time or with a customer's purchase of the right to run a previously licensed product on a larger computer or additional computers. The license fees for additional processing capacity are primarily generated by our mainframe products and include fees associated with both current and future additional processing capacity. In addition to perpetual-based product license fees, our product license revenues also include, to a lesser extent, term license fees which are generated when customers are granted license rights to a given software product for a limited period of time.

         Difficult economic conditions in domestic and international markets throughout fiscal 2002 and the first nine months of fiscal 2003 have resulted in reduced IT spending by many of our customers as compared to historical levels. Tighter budgets have caused many customers to choose smaller transactions in terms of dollar value during these periods. License revenues increased 11% and decreased 8%, respectively, for the three months and nine months ended December 31, 2002, as compared to the same periods in fiscal 2002. As discussed in Note 3 to the condensed consolidated financial statements, we acquired Remedy during the quarter ended December 31, 2002. Excluding the impact of the Remedy revenues subsequent to the acquisition date, license revenues increased 1% and decreased 12%, respectively, for the three months and nine months ended December 31, 2002. For the three-month period, the slight growth was primarily related to an increase in the amount of license revenue recognized that had been deferred in prior quarters. License revenue recognized out of deferred revenue represented 12% of license revenue for the quarter, excluding Remedy. For the nine-month period, the decline was primarily due to (1) the negative impact of internal and external factors on our PATROL revenues as discussed below under Product Line Revenues, (2) the reduction in license revenues as a result of our new maintenance program discussed below under Maintenance, Enhancement and Support Revenues and (3) significant increases in transactions where the terms and conditions within our contracts resulted in the deferral of license revenue and in term license transactions. Foreign currency exchange rate changes, after giving effect to our foreign currency hedging program, also had a positive impact on license revenues for the periods.

         For the year ending March 31, 2003, we expect to defer license revenues of $130 to $145 million that will be recognized in future periods due to flexible contract terms and conditions and term licenses. Through December 31, 2002, gross additions to deferred license revenue were $113.5 million. Based on licensing trends and increased customer requests for contractual terms that result in deferral of revenue, we expect that our base of deferred license revenue will continue to grow in the near future. The contract terms and conditions that result in deferral of revenue recognition for a given transaction result from arm's length negotiations between us and our customers. During these negotiations, the contract terms and conditions that result in deferral may be requested by a customer, while in some cases we may suggest inclusion of these terms and conditions where it makes business sense to do so. In either case, the resulting contract must be acceptable to both parties. Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, the Company recognizes such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is predictable, and our total license revenues to be recognized each quarter become more predictable as a larger percentage of those revenues come from the deferred balance. As of March 31, 2002 and December 31, 2002, our total deferred license revenue balance was $168.9 million and $224.8 million, respectively.

         Our North American operations generated 52% and 48% of license revenues in the three months ended December 31, 2001 and 2002, respectively, and 57% and 55% in the nine months ended December 31, 2001 and 2002, respectively. License revenues increased 2% and decreased 12%, respectively, for the three months and nine months ended December 31, 2002, as compared to the same periods in fiscal 2002. Excluding the impact of the Remedy revenues subsequent to the acquisition date, license revenues declined 9% and 15%, respectively. Decreases in PATROL and High Potential Products license revenues were the largest contributors to the decline in North American license revenues in the three months ended December 31, 2002, more than offsetting increases in MAINVIEW and Distributed Systems Data Management license revenues. The decline for the nine months ended December 31, 2002 was primarily due to decreases in Mainframe Data Management and PATROL license revenues which more than offset increases in Scheduling and Output Management and Storage Management license revenues.

         International license revenues represented 48% and 52% of total license revenues in the three months ended December 31, 2001 and 2002, respectively, and 43% and 45% in the nine months ended December 31, 2001 and 2002, respectively. International license revenues increased 20% and declined 4% in the three months and nine months ended December 31, 2002, respectively, from the comparable periods in fiscal 2002. Excluding the impact of the Remedy revenues subsequent to the acquisition date, license revenues increased 11% and declined 7%, respectively. License revenues for the three months increased 7.5% due to foreign currency exchange rate changes during the period, after giving effect to our foreign currency hedging program. License revenue increased across all product categories except PATROL and Scheduling and Output Management. License revenue decreased for the nine months principally due to decreased PATROL product license fees. This decline was primarily caused by weakening demand in Europe and a greater demand for term-based licenses, which, in general, are deferred and recognized evenly over the license period. For the nine months ended December 31, 2002, the decrease in PATROL license revenues more than offset increased license revenues for our Mainframe Data Management and MAINVIEW products. The international license revenue decrease for the nine months was net of a 5% increase due to foreign currency exchange rate changes during the period, after giving effect to our foreign currency hedging program.

         Maintenance, Enhancement and Support Revenues

         Maintenance, enhancement and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance, enhancement and support enrollment entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems, networks, storage systems and applications. Excluding Remedy, these fees are generally charged annually and such annual fees have equaled 15% to 20% of the discounted price of the product, prior to the program change in the fourth quarter of fiscal 2002 discussed below. In addition, customers may be entitled to reduced maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement. Remedy's maintenance fees are generally charged annually and equal 15% to 22% of the list price of the product. In addition, customers may be entitled to reduced maintenance percentages for volume purchase agreements or for entering into long-term maintenance contracts that include prepayment of the maintenance fees.

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

         Maintenance revenues increased 9% and 8% for the three months and nine months ended December 31, 2002, respectively, over the comparable prior year periods. Excluding the impact of the Remedy revenues subsequent to the acquisition date, maintenance revenues increased 3% and 6%, respectively, for the three months and nine months ended December 31, 2002, as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. These discounts, combined with the reduced maintenance percentages for long-term contracts discussed above and the recent decline in our license revenues, have led to lower growth rates for our maintenance revenue. Further declines in our license revenue and/or increased discounting would lead to declines in our maintenance revenues excluding Remedy. Historically, our maintenance renewal rates have been high, but economic pressures could cause customers to reduce their licensed capacity and therefore the capacity upon which our maintenance, enhancement and support fees are charged.

         We expect Remedy maintenance revenues to increase over the next year. As required by purchase accounting for the acquisition, the Remedy deferred maintenance revenue at the acquisition date was written down to fair value, as defined by US generally accepted accounting principles. As such, the amounts recognized as maintenance revenue out of that acquisition date deferred revenue balance will reflect this write-down. The vast majority of the acquisition-date deferred revenue will be recognized during the following year. All maintenance fees generated subsequent to the acquisition date will be deferred and recognized over the maintenance period at full contractual amounts.

    Product Line Revenues

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       DECEMBER 31,                   DECEMBER 31,
                                                   -------------------            -------------------
                                                     2001       2002     CHANGE     2001        2002     CHANGE
                                                   --------   --------  --------  --------   ---------  --------
                                                     (IN MILLIONS)                    (IN MILLIONS)
 Enterprise Data Management:
   Mainframe Data Management.....................  $  112.9  $   114.1     1.1%   $  340.5   $   315.7    (7.3)%
   Distributed Systems Data Management...........      29.9       35.8    19.7%       94.3        97.9    (3.8)%
                                                   --------   --------            --------    --------
                                                      142.8      149.9     5.0%      434.8       413.6    (4.9)%
 Enterprise Systems Management:
   PATROL........................................      60.7       59.0   (2.8)%      184.5       160.3   (13.1)%
   MAINVIEW .....................................      38.4       39.0     1.6%      115.8       120.5     4.1%
   Scheduling & Output Management................      33.1       35.5     7.3%       89.0       100.0    12.4%
                                                   --------   --------            --------    --------
                                                      132.2      133.5     1.0%      389.3       380.8    (2.2)%
 Other Software:
   High Potential product lines..................      19.8       20.1     1.5%       59.6        64.7     8.6%
   Other software................................       3.8        0.2   (94.7)%       6.9         1.6   (76.8)%
                                                   --------   --------            --------    --------
                                                       23.6       20.3   (14.0)%      66.5        66.3    (0.3)%
                                                   --------   --------            --------    --------
                                                      298.6      303.7     1.7%      890.6       860.7    (3.4)%
                                                   --------   --------            --------    --------

   Remedy........................................        --       23.9      nm          --        23.9      nm
                                                   --------   --------             -------    --------

          Total license & maintenance revenues...  $  298.6   $  327.6     9.7%   $  890.6    $  884.6    (0.7)%
                                                   ========   ========            ========    ========

         We market software solutions designed to improve the availability, performance and recoverability of enterprise applications, databases and other IT systems components operating in mainframe, distributed computing and Internet environments. Our recent acquisition of Remedy extends our solutions to include products that automate service-related business processes through a complete suite of service management applications. Our solutions are broadly divided into three core business units and a fourth business unit geared towards high potential solution areas. The Enterprise Data Management group includes products designed for managing database management systems on mainframe and distributed computing platforms. The Enterprise Systems Management group includes our scheduling, output management and systems management and monitoring solutions. The Remedy group includes our service management solutions. Our objective for these three groups is to extend our core strengths in these markets. The High

Potential product lines encompass Storage Management, Security Management, Enterprise Applications Management, Subscription Services and Linux Management. Our objective for this group is to incubate businesses in markets that appear to offer high growth opportunities. We evaluate our investments in these product lines on an ongoing basis and will increase or decrease such investments as necessary, based on our expectations of the products' future growth.

         Our Enterprise Data Management solutions combined represented 48% and 46% of total software revenues for the three months ended December 31, 2001 and 2002, respectively, and 49% and 47% for the nine months ended December 31, 2001 and 2002, respectively. Total software revenues for this group increased 5% and declined 5%, respectively, for the three months and nine months ended December 31, 2002, from the same periods in fiscal 2002. Maintenance revenue was down slightly in both periods, primarily as a result of continued pricing pressure for our mainframe data management products and slowing capacity growth, which was not sufficient to offset these reduced prices. For the three months ended December 31, 2002, license revenue increases for both our mainframe and distributed systems data management products more than offset the maintenance decline. For the nine months ended December 31, 2002, decreased license revenues in the first quarter of fiscal 2003 were the primary contributor to the total revenue decline due to smaller dollar transaction sizes as discussed above.

         Our Enterprise Systems Management solutions combined contributed 44% and 41% of total software revenues for the three months ended December 31, 2001 and 2002, respectively, and 44% and 43% for the nine months ended December 31, 2001 and 2002, respectively. Total software revenues for this group increased 1% and decreased 2% for the three months and nine months ended December 31, 2002, respectively, from the same periods in fiscal 2002. Maintenance revenue increased and license revenue decreased for the three months and nine months ended December 31, 2002. The license revenue decreases in both periods are primarily due to the continued weakness in IT spending and a reduction in Unix shipments from hardware manufacturers such as Sun Microsystems, Hewlett-Packard, and IBM. For the nine-month period these external factors, coupled with delays in customer purchase decisions resulting from delays in our release of significant enhancements to components of the PATROL product line, had a direct negative impact on PATROL license revenues, more than offsetting license revenue increases for the MAINVIEW and Scheduling & Output Management product lines and maintenance revenue increases across the Enterprise Systems Management solutions. The remaining key PATROL enhancements were delivered at the end of the third quarter of fiscal 2003. Though PATROL license revenues were down for the three months ended December 31, 2002, compared to the same period in fiscal 2002, they increased 53% compared to the immediately preceding quarter ended September 30, 2002. This increase was due, in part, to sales from the newly-introduced agentless monitoring product, PATROL(R) Express.

         Our High Potential product lines contributed 7% and 6% of total software revenues for the three months ended December 31, 2001 and 2002, respectively, and 7% for the nine months ended December 31, 2001 and 2002. Total software revenues for this group grew 2% and 9%, respectively, for the three months and nine months ended December 31, 2002, from the same periods in fiscal 2002. Though we continue to expect high growth in the markets these products address, total license revenue for our High Potential products declined in both periods. We evaluate our investments in these product lines on an ongoing basis and will increase or decrease such investments as necessary, based on our expectations of the products' future growth. We have decided, from both an organizational and go-to-market perspective, to make changes to one of the High Potential product lines. As of April 1, 2003, the storage management product group will be combined into our core business units. Our mainframe storage management and storage device knowledge modules remain strategic, however, we have decided to limit our future investment in PATROL Storage Manager to support. This decision is based on our focus on improving profit margins and allocating resources to more attractive opportunities. The primary contributor to the total revenue growth in the three months ended December 31, 2002, was maintenance revenue increases across most of the High Potential product lines, which more than offset declines in Storage Management and Security license revenue. For the nine months ended December 31, 2002, a license revenue increase for our Storage Management products and maintenance revenue increases across all High Potential product lines more than offset a decline in Enterprise Applications Management license revenue.

         Revenues from our Remedy products for the period from the acquisition date of November 20, 2002 through December 31, 2002, contributed 7% and 3% of total software revenues for the three months and nine months ended December 31, 2002, respectively.

         Professional Services Revenues

         Professional services revenues, representing fees from implementation, integration and education services performed during the period and sales of third-party software products, net of commissions, decreased 2% and 8% during the three months and nine months ended December 31, 2002, respectively, over the comparable prior year periods. Excluding the impact of the Remedy revenues subsequent to the acquisition date, professional services revenues decreased 7% and 9%, respectively, for the three months and nine months ended December 31, 2002. This decline is the result of the decline in our software license revenue during fiscal 2003, especially within the PATROL product line, as this results in less demand for our implementation and integration services. Our professional services headcount has decreased to accommodate the lower license revenue levels.

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

                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        DECEMBER 31,                      DECEMBER 31,
                                                                     --------------------              ------------------
                                                                      2001        2002       CHANGE      2001       2002     CHANGE
                                                                     -------    ---------   ---------  -------    -------  --------
                                                                       (IN MILLIONS)                      (IN MILLIONS)
          Selling and marketing................................     $    128.4  $    129.4      0.8%    $   414.1  $ 361.6   (12.7)%
          Research and development.............................          137.2       120.5    (12.2)%       356.0    351.1    (1.4)%
          Cost of professional services........................           22.7        22.3     (1.8)%        74.7     64.6   (13.5)%
          General and administrative...........................           36.1        41.1     13.9%        118.2    112.5    (4.8)%
          Acquired research and development....................             --        12.0       nm            --     12.0      nm
          Amortization and impairment of acquired technology,
              goodwill and intangibles.........................          103.9        17.8    (82.9)%       200.6     42.6   (78.8)%
          Restructuring costs..................................            8.2        (0.3)  (103.7)%        52.9     (0.1) (100.2)%
          Merger-related costs and compensation charges........            5.8          --   (100.0)%        11.6      0.6   (94.8)%
                                                                   ----------- ------------             ---------  -------
                    Total operating expenses...................     $    442.3  $    342.8    (22.5)%   $ 1,228.1  $ 944.9   (23.1)%
                                                                    ==========  ==========              =========  =======

         Selling and Marketing

         Our selling and marketing expenses primarily include personnel and related costs, sales commissions, and costs associated with advertising, industry trade shows and sales seminars. Selling and marketing expenses increased 1% and decreased 13%, respectively, for the three months and nine months ended December 31, 2002, compared to the same periods in fiscal 2002. Excluding the impact of Remedy expenses subsequent to the acquisition date, selling and marketing expenses decreased 4% and 14%, respectively, for the three months and nine months ended December 31, 2002. Contributing to the change in selling and marketing expenses for the three months ended December 31, 2002, were increases in salaries, severance, and travel and entertainment costs which were more than offset by decreases in sales commissions and bad debt expense on license billings. For the nine months ended December 31, 2002, the primary expense decreases were in personnel costs and sales commissions, travel and entertainment, marketing and bad debt expense on license billings.

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

         Research and development costs are reduced by amounts capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." We capitalize our software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86, and amortize these costs over the products' estimated useful lives. The following table summarizes the amounts capitalized and amortized for the three months and nine months ended December 31, 2001 and 2002. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

                                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                   DECEMBER 31,             DECEMBER 31,
                                                                                   ------------             ------------
                                                                                 2001         2002        2001        2002
                                                                              ----------   ----------  ----------  -------
                                                                                               (IN MILLIONS)
                   Software development and purchased software costs
                     capitalized..........................................    $  (18.1)    $  (32.4)   $  (85.4)   $  (66.3)
                   Total amortization.....................................        38.7         34.6        83.7        74.5
                                                                              --------     --------    --------    --------
                       Net increase (decrease) in research and development
                         expense..........................................    $   20.6     $    2.2    $   (1.7)   $    8.2
                                                                              ========     ========    ========    ========

                   Accelerated amortization included in total amortization
                     above................................................    $   24.2     $   22.3    $   40.3    $   40.3

         The increase in capitalized costs for the three months ended December 31, 2002, is primarily due to distributed systems data management and PATROL projects that have recently reached technological feasibility. The decrease in capitalized costs for the nine months ended December 31, 2002, is primarily due to an overall reduction in the number of current development projects which qualify for capitalization under SFAS No. 86 during that period. The reduction in capitalizable projects and the acceleration of amortization in prior periods has resulted in a decline in amortization expense for the three months and nine months ended December 31, 2002, compared to the same periods in fiscal 2002. During the quarter ended September 30, 2001, we also wrote off software assets totaling $14.9 million associated with certain business information integration products that were discontinued during that quarter. This charge is included in restructuring costs in the accompanying Statement of Operations and Comprehensive Income (Loss) for the nine months ended December 31, 2001.

         Research and development expenses decreased 12% and 1% for the three months and nine months ended December 31, 2002, respectively, compared to the same periods in fiscal 2002. Excluding the impact of Remedy expenses subsequent to the acquisition date, research and development expenses decreased 16% and 3%, respectively, for the three months and nine months ended December 31, 2002. For the three-months, this decrease was primarily due to the net expense effect of software cost capitalization and amortization detailed above and a $5.0 million write-off during the comparable prior year period of prepaid royalties and other assets related to technology that was no longer to be utilized. For the nine months ended December 31, 2002, decreases in personnel, facilities, professional fees and royalty costs were partially offset by the net expense effect of software cost capitalization and amortization detailed above.

         Cost of Professional Services

         Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business. Cost of professional services declined 2% and 14% for the three months and nine months ended December 31, 2002, respectively, compared to the same periods in fiscal 2002. Excluding the impact of Remedy expenses subsequent to the acquisition date, these costs decreased 6% and 15%, respectively, for the three months and nine months ended December 31, 2002. These declines resulted primarily from the declines in professional services revenues and the related headcount reductions, particularly within PATROL solutions, during these periods. For the nine-month period, the decline also includes decreases in external consulting fees.

         General and Administrative

         General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, facilities management and human resources. Other costs included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance, costs of managing our foreign currency exposure and bad debt expense related to maintenance billings. General and administrative expenses increased 14% and decreased 5% for the three months and nine months ended December 31, 2002, respectively, compared to the same periods in fiscal 2002. Excluding the impact of Remedy expenses subsequent to the acquisition date, these costs increased 3% and decreased 8%, respectively, for the three months and nine months ended December 31, 2002. The increase for the three-month period is primarily the result of increased personnel costs, insurance costs and travel costs, which more than offset a decrease in bad debt expense related to maintenance billings. The decrease in general and administrative expenses for the nine months ended December 31, 2002 was primarily attributable to decreased legal and other professional fees, shipping costs and bad debt expense, partially offset by higher personnel, travel and insurance costs.

         Acquired Research and Development

         On November 20, 2002, we acquired the assets of Remedy from Peregrine Systems, Inc. (Peregrine) for $355 million in cash plus the assumption of certain liabilities of Remedy. In accordance with the purchase agreement, the cash purchase price is subject to adjustment and this purchase price adjustment has not yet been finalized. The aggregate purchase price prior to adjustment was $363.4 million, including the cash consideration and direct costs of the transaction. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of Remedy. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We are in the process of determining the fair values of certain assets and liabilities; thus, the allocation of the purchase price is subject to refinement.

                                                                                       NOVEMBER 20,
                                                                                         2002
                                                                                      ------------

                                                                                      (IN MILLIONS)

                               Current assets                                           $    32.3
                               Property and equipment and other long-term assets             28.1
                               Intangible assets                                            176.0
                               Goodwill                                                     196.3
                                                                                        ---------
                                  Total assets acquired                                     432.7
                                                                                        ---------
                                  Current liabilities                                       (69.3)
                                                                                        ---------
                                  Net assets acquired                                   $   363.4
                                                                                        =========

         Of the $176.0 million of acquired intangible assets, we allocated $12.0 million of the purchase price to in-process research and development (IPR&D) projects. The amount allocated represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended, related to Remedy's incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

         At the acquisition date, Remedy was conducting design, development, engineering and testing activities associated with the completion of next-generation core and application technologies that are expected to address emerging market demands in the service management market. At the acquisition date, the technologies under development were approximately 25%-35% complete based on engineering man-month data and technological progress. Remedy had incurred nearly $6 million on the in-process projects, and expected to spend approximately $16 million to complete all phases of the research and development. Anticipated completion dates ranged from 3 to 12 months, at which times we expect to begin benefiting from the developed technologies.

         In making the purchase price allocation to IPR&D for the Remedy acquisition, we considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on the Company's estimates of cost of sales, operating expenses and income taxes from such projects.

         In the present value calculations, aggregate revenues for the developed, in-process and future Remedy products were estimated to grow at a compounded annual growth rate of approximately 15% from fiscal 2003 to fiscal 2006, assuming the successful completion and market acceptance of the major current and future research and development programs. The estimated revenues for the in-process projects were expected to peak within three years of the acquisition and then decline as other new products and technologies are expected to enter the market.

         The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, discount rates of 40% to 45% were considered appropriate for the IPR&D. These discount rates were commensurate with Remedy's stage of development and the uncertainties in the economic estimates described above.

         The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results used to determine fair value.

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

         As discussed in Note 3 to the condensed consolidated financial statements, we acquired Remedy during the quarter ended December 31, 2002. Amortization expense during that quarter includes the amortization of Remedy acquired technology and customer relationships. During the quarter ended December 31, 2001, we performed an assessment of the carrying values of our acquired technology, goodwill and intangibles recorded in connection with various acquisitions. The assessment was performed because sustained negative economic conditions impacted our operations and expected future revenues, and economic indicators suggested that these conditions might continue for the foreseeable future. As a result, we recorded impairment charges of $15.5 million related to acquired technology to reflect these assets at their estimated net realizable values and $47.8 million related to goodwill to reflect these assets at their estimated fair values. These charges are reflected together with amortization expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended December 31, 2001, as amortization and impairment of acquired technology, goodwill and intangibles.

         Restructuring Costs

         During the nine months ended December 31, 2001, we implemented a restructuring plan to better align our cost structure with prevailing market conditions. The plan included the involuntary termination of 1,260 employees during those quarters. These actions were across all divisions and geographies and the affected employees received cash severance packages. During the quarter ended December 31, 2001, the Company also discontinued certain business information integration products and announced the closure of certain locations throughout the world. A charge of $52.9 million was recorded during the nine months ended December 31, 2001, for employee severance of $35.1 million, the $14.7 million write-off of software assets related to discontinued products, net of proceeds from the sale of a portion of the related technology, and office closures of $3.1 million. The $0.1 million credit to restructuring costs recorded during the first nine months of fiscal 2003 is primarily related to the adjustment of facilities and severance accruals initially recorded during fiscal 2002.

         Merger-Related Costs and Compensation Charges

         Merger-related compensation charges of $5.8 million and $11.6 million for the three months and nine months ended December 31, 2001, respectively, and $0.6 million for the nine months ended December 31, 2002 are primarily related to the vesting of common stock issued as part of the Evity acquisition to certain Evity employee shareholders who we employed after the acquisition. Vesting was complete during the first quarter of fiscal 2003.

OTHER INCOME, NET

         For the three months and nine months ended December 31, 2002, other income, net was $11.7 million and $38.3 million, respectively, reflecting a decrease of 21% and 8% from the same periods of fiscal 2002. Other income, net consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables and gains and losses on marketable securities and other investments. The decrease in other income, net for the three months and nine months is primarily due to a $4.5 million impairment of a partnership investment and lower interest income resulting from lower interest rates and the decline in our total cash and cash equivalents balance as a result of funding the Remedy acquisition. In the quarters ended June 30, 2001 and 2002, we wrote off $7.4 million and $6.3 million, respectively, of marketable securities.

INCOME TAX PROVISION (BENEFIT)

         For the three months and nine months ended December 31, 2002, income tax expense was $6.4 million and $12.0 million, respectively, compared to income tax benefits of $11.9 million and $47.0 million for the same periods in fiscal 2002. The increase in income tax expense is directly attributable to the increase in pre-tax earnings discussed above. Our effective tax rate was 35% and 30% for the three months and nine months ended December 31, 2002, respectively, compared to 11.2% and 20.5% for the same periods of fiscal 2002. The effective rates are lower as a result of non-deductible amortization expense.

         As previously disclosed in our Form 10-Q for the quarter ended September 30, 2002, we received a Revenue Agent's Report ("RAR") from the Internal Revenue Service ("IRS") on August 26, 2002, related to the examination of our U.S. corporate income tax returns for the fiscal years ended March 31, 1998 and 1999. The RAR is not a Statutory Notice of Deficiency, and we are protesting the findings in the RAR. The report proposes tax increases resulting from adjustments to the transfer pricing arrangement we have with one of our foreign subsidiaries. The IRS claims in the report that our U.S. operations have not been adequately compensated by the foreign subsidiary for the right to distribute our technology in a specific territory. We believe that we have meritorious defenses to the proposed adjustments and that adequate provisions for income taxes have been made, and therefore we believe that the ultimate resolution of the issues will not have a material adverse impact on our consolidated financial position or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         As of April 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting at the point of acquisition for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under this Statement, all goodwill and those intangible assets with indefinite useful lives are not amortized, but rather are tested for impairment annually and when events and circumstances indicate that their fair value has been reduced below carrying value. Intangible assets with finite useful lives are amortized over those useful lives. We assigned our goodwill to our applicable reporting units and tested the goodwill for impairment as of April 1, 2002 in accordance with SFAS No. 142. The fair value of each of our reporting units with goodwill assigned exceeded the respective carrying value of the reporting unit's net assets, including goodwill, and therefore no goodwill was considered impaired as of April 1, 2002. As such, the primary impact of adopting this Statement is the elimination of amortization expense related to our goodwill and intangible assets with indefinite lives from our Consolidated Statements of Operations and Comprehensive Income (Loss). See
Note 6 to the Condensed Consolidated Financial Statements contained herein for a reconciliation of our reported net earnings (loss) and earnings (loss) per share to those amounts that would have resulted had there been no amortization of goodwill and intangible assets with indefinite lives for all periods presented.

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds various other statements that required extraordinary treatment for the early extinguishment of debt. This pronouncement allows extraordinary treatment of gains or losses associated with extinguishment of debt when the criteria under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," such that lease modifications which have economic effects similar to sale-leaseback transactions are now required to be accounted for in the same manner as sale-leasebacks. The portion of SFAS No. 145 relating to treatment of early extinguishment of debt is effective for fiscal years beginning after May 15, 2002, while the other provisions of this statement are effective either for transactions occurring after that date or for financial statements issued after that date. We believe that adoption of SFAS No. 145 will not have a material effect on our financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 generally requires that the liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. We believe that adoption of SFAS No. 146 will not have a material effect on our financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continue to account for our stock-based employee compensation plans under APB Opinion No. 25 and related interpretations and therefore the transition provisions will not have an impact on our financial position or results of operations. We have provided the required expanded disclosures in Note 5 to the accompanying condensed consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that adoption of FIN 45 will not have a material effect on our financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities for which
(1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and/or (2) the equity investors lack one or more of the essential characteristics of a controlling financial interest. FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks are not consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We believe that adoption of FIN 46 will not have a material effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, our cash, cash equivalents and marketable securities were $899.5 million, a $204.2 million or 19% decrease from the March 31, 2002 balance. As discussed in more detail below, this decline is primarily due to cash funding for the Remedy acquisition and treasury stock purchases which more than offset positive operating cash flow. A portion of the $899.5 million of cash, cash equivalents and marketable securities at December 31, 2002 is held in international locations and was largely generated from our international operations. Our international operations have generated approximately $679 million of earnings for which U.S. income taxes have not been recorded. These earnings would be subject to U.S. income tax if repatriated to the United States. The potential deferred tax liability for these earnings is approximately $237 million; however, we have not provided a deferred tax liability on any portion of the $679 million as we plan to utilize our cash in international locations for foreign investment purposes. During the quarter ended December 31, 2002, we utilized cash held in international locations to fund a portion of the Remedy purchase price based upon the valuation of the foreign assets of Remedy acquired.

         Our working capital as of December 31, 2002, was $110.4 million, reflecting a decrease of $205.8 million from the March 31, 2002 balance of $316.2 million due primarily to cash funding for the Remedy acquisition and treasury stock purchases which more than offset positive operating cash flow. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year, and while typically yielding greater returns, investing in such securities reduces reported working capital. Our marketable securities are primarily investment grade and highly liquid. Because of current economic trends, we have begun investing in securities with shorter original maturities. On December 31, 2002, we reclassified our held-to-maturity portfolio to the available-for-sale portfolio. The amortized cost of the transferred securities was $396.1 million at the date of reclassification. When the securities were transferred to the available-for-sale portfolio, a net unrealized gain of $15.8 million was recorded as a component of accumulated other comprehensive income (loss). The transfer of securities from the held-to-maturity portfolio was made to increase our flexibility to react to the unprecedented volatility in the debt securities markets that developed over the quarters preceding the date of transfer. Stockholders' equity as of December 31, 2002, was $1.4 billion.

         We continue to primarily finance our operations through funds generated from operations. For the nine months ended December 31, 2002, net cash provided by operating activities was $380.1 million. Our primary source of cash is the sale of our software licenses, software maintenance and professional services. We provide financing on a portion of these sales transactions to customers that meet our specified standards of creditworthiness. We participate in established programs with third-party financing institutions to securitize or sell a significant portion of our finance receivables. We utilize certain wholly-owned, fully consolidated special-purpose entities in these transfers. We securitize finance receivables from customers with investment-grade credit ratings through two special-purpose entities sponsored by third-party financial institutions. The entities sponsored by third-party financial institutions are multi-seller conduits with access to commercial paper markets, that purchase interests in similar receivables from numerous other companies unrelated to us. We have no ownership in either of the third-party financial institution sponsored entities and have no voting influence over either of these entities' operating and financial decisions. As a result, we do not consolidate the third-party financial institution sponsored entities. When we sell receivables in securitizations of software installment contracts, we retain a beneficial interest in the securitized receivables, which is subordinate to the interests of the entities sponsored by the third-party financial institutions. The subordinate interests are measured and recorded at fair value based on the present value of future expected cash flows estimated using our best estimates of the key assumptions, including expected credit losses and discount rates commensurate with the risks involved. We periodically review the key assumptions and estimates used in determining the fair value of the retained interests. The financing institutions have no recourse to our other assets for failure of debtors to pay when due. Our retained interests are subordinate to the investors' interests and the value of the retained interests is subject to credit and interest rate risks on the transferred financial assets. At December 31, 2002, our retained interest was $22.2 million and is included in long-term finance receivables in the accompanying Condensed Consolidated Balance Sheet as of that date. Other finance receivables are sold to third-party financial institutions on a non-recourse basis. We record such transfers of beneficial interests in finance receivables to third-party financial institutions as sales of such finance receivables when we have surrendered control of such receivables, including determining that such assets have been isolated beyond our reach and the reach of our creditors. We have not guaranteed the transferred receivables and have no obligation upon default. During the nine months ended December 31, 2001 and 2002, we transferred a total of $215.2 million and $291.7 million, respectively, of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis without a negative impact on our cash flow .

         Beginning in the quarter ended December 31, 2002, the change in long-term finance receivables has been reported as a component of cash flows from operating activities, whereas this was previously reported as a component of cash flows from investing activities. All periods presented have been reclassified for consistency. For the nine months ended December 31, 2001 and 2002, the change in long-term finance receivables increased net cash provided by operations by $59.9 million and decreased net cash provided by operations by $48.3 million, respectively. Finance receivables are typically transferred to the third-party financial institutions in the quarter after the software contracts are executed. This was true for the finance receivables generated in the quarter ended December 31, 2002, unlike in the quarter ended March 31, 2002, when certain finance receivables were generated and transferred within that quarter resulting in a lower finance receivable balance at quarter end. This was the primary cause of the increase in finance receivables from March 31, 2002 to December 31, 2002. Shifts in various market factors have made the transfer of certain of our finance receivables more difficult and/or less cost effective, including changes in the overall capacity of the market for such receivables, in customers' credit quality, in the credit risk that third-party financial institutions are willing to accept and in the documentation requirements of the third-party financial institutions. These factors may impact our ability to transfer finance receivables in the future.

         Net cash used in investing activities in the nine months ended December 31, 2002 was $274.1 million, primarily related to the acquisition of Remedy, as discussed in Note 3 to the accompanying condensed consolidated financial statements, partially offset by proceeds from maturities of marketable debt securities during the period. Net cash used in financing activities in the nine months ended December 31, 2002 was $139.2 million, which primarily related to purchases of our common stock. On April 24, 2000, the board of directors authorized the purchase of up to $500.0 million of our common stock. During the nine months ended December 31, 2002 we purchased 10.6 million shares for $158.8 million. Since the inception of the repurchase plan, we have purchased 26.8 million shares for $469.0 million. During the quarter ended September 30, 2002, the board of directors authorized the purchase of an additional $500.0 million of our common stock. We plan to continue to buy our common stock from time to time, depending on market conditions and other possible uses of our cash. We have no short-term or long-term debt outstanding.

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

We May Have Difficulty Achieving our Cash Flow from Operations Goal.

         Our cash flow is and has been volatile. If our cash generated from operations proved in some future period to be materially less than we currently expect, our stock price could decline. Factors that could adversely affect the cash flow from operations in the future include: reduced net earnings; increased time required for the collection cycle of accounts receivable; an increase in uncollectible accounts receivable; a significant shift from multi-year committed contracts to short-term contracts; a reduced ability to securitize and sell finance receivables; reduced renewal rates for maintenance; and a reduced average yield from marketable securities and cash and cash equivalents balances.

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

Increased Competition and Pricing Pressures Could Adversely Affect Our Earnings.

         The market for systems management software has been increasingly competitive for the past number of years. We compete with a variety of software vendors including IBM and Computer Associates (CA). We derived over half of our total revenues in fiscal 2002 from software products for IBM and IBM-compatible mainframe computers. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM has begun to invest more heavily in the IMS and DB2 utility market and appears to be committed to competing in these markets. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business may be materially adversely affected. CA is also competing with us in these markets. Competition has led to increased pricing pressures within the mainframe systems software markets. We continue to reduce the cost to our customers of our mainframe tools and utilities in response to such competitive pressures. Microsoft entered the distributed systems monitoring and management market and is now competing with us in the market for management tools for the Windows environment. We also face competition from several niche software vendors, particularly for our distributed systems product lines. In addition, the software industry is experiencing continued consolidation. There is a risk that some of our competitors may combine and consolidate market positions or combine technology, making them stronger competitors.


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


Future Product Development is Dependent Upon Access to Third-party Source Code.


         In the past, licensees using proprietary operating systems were furnished with "source code," which makes the operating system generally understandable to programmers, and "object code," which directly controls the hardware and other technical documentation. Since the availability of source code facilitated the development of systems and applications software which must interface with the operating systems, independent software vendors such as BMC were able to develop and market compatible software. IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition and operating results.


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

Maintenance Revenue Could Decline.

         Maintenance revenues have increased in each of the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements for our mainframe products. In addition, customers may be entitled to reduced maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement. These discounts, combined with reduced maintenance percentages for long-term contracts and the recent decline in our license revenues, have led to lower growth rates for our maintenance revenue. Further declines in our license revenue and/or increased discounting would lead to declines in our maintenance revenues. Although renewal rates remain high, should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could lead to declines in our maintenance revenue.

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

Our Customers May Not Accept our Product Strategies.

         Historically, we have focused on selling software products to address specific customer problems associated with their applications. We are now integrating multiple software products and offering packaged solutions for customers' systems. There can be no assurance that customers will perceive a need for such solutions. In addition, there may be technical difficulties in integrating individual products into a combined solution that may delay the introduction of such solutions to the market or adversely affect the demand for such solutions. We may also adopt different sales strategies for marketing our products, and there can be no assurance that our strategies for selling solutions will be successful.

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

         We maintain a software development office in India which operates as an extension of our primary development offices and we contract with third-party developers in India. As other software companies have done and are continuing to do, we are shifting certain development and information technology resources to India with the expectation of achieving significant efficiencies, including reducing operational costs and permitting an around-the-clock development cycle. We plan on increasing our presence in India over time as we continue to drive efficiency throughout the organization. To date, the dispute between India and Pakistan involving the Kashmir region has not adversely affected our operations in India. Should we be unable to conduct operations in India in the future, we believe that our business could be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our marketable securities subsequent to March 31, 2002, therefore our market risk sensitive instruments remain substantially unchanged from the description in our Annual Report on Form 10-K for the year ended March 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out our evaluation.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         On January 29, 2003, we filed a complaint against NetIQ Corporation (NetIQ) in the United States District Court of the Southern District of Texas, Houston Division, alleging that NetIQ's AppManager software products and their use infringe a valid U.S. patent held by the Company. The Company seeks to enjoin NetIQ's current and future infringement of the Company's patent and to recover compensatory damages and punitive damages, interest, costs and fees.

         We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on our financial position or results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        None.

    (b) Reports on Form 8-K.

         On December 4, 2002, the Company filed a Current Report on Form 8-K, dated November 20, 2002, reporting under Item 2 the Company's acquisition of Remedy from Peregrine Systems, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BMC SOFTWARE, INC.

                                      By:   /s/   ROBERT E. BEAUCHAMP
                                         -------------------------------------
                                                  Robert E. Beauchamp
                                         President and Chief Executive Officer

February 14, 2003

                                      By:      /s/    JOHN W. COX
                                           -----------------------------------
                                                      John W. Cox
                                            Vice President, Chief Financial
                                          Officer and Chief Accounting Officer

February 14, 2003

                                 CERTIFICATIONS

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003


                                           By: /s/    ROBERT E. BEAUCHAMP
                                              --------------------------------
                                                      Robert E. Beauchamp
                                                    Chief Executive Officer

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003


                                           By: /s/        JOHN W. COX
                                              --------------------------------
                                                          John W. Cox
                                                     Chief Financial Officer