Form 10-K
period 2003-03-31
BMC SOFTWARE INC
filed 2003-06-18
CIK 835729

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K


      (MARK ONE)
          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

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

        TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $.01 per share                New York Stock Exchange


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

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's common stock on September 30, 2002 was $3,074,051,021.

     As of June 11, 2003, there were outstanding 228,625,980 shares of common stock, par value $.01, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in this report:

     Definitive Proxy Statement filed in connection with the registrant's Annual Meeting of Stockholders currently scheduled to be held on August 21, 2003 (Part III of this Report)

     Such Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Certain Risks and Uncertainties." You should also carefully review the cautionary statements described in the other documents we file from time to time with the Securities and Exchange Commission, specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Information contained on our website is not part of this Annual Report.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     BMC Software is one of the world's largest independent systems software vendors, delivering comprehensive enterprise management. Delivering Business Service Management, we provide software solutions that empower companies to manage their information technology (IT) infrastructure from a business perspective. Our extensive portfolio of software solutions spans enterprise systems, applications, databases and service management. We were organized as a Texas corporation in 1980 and were reincorporated in Delaware in July 1988. On November 20, 2002, we acquired the assets and assumed certain liabilities of Remedy(R). On March 20, 2003, we acquired all the outstanding shares of IT Masters International S.A. (IT Masters). Our principal corporate offices are located at 2101 CityWest Boulevard, Houston, Texas 77042-2827. Our telephone number is (713) 918-8800, and our primary internet address is http://www.bmc.com.

     We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These filings and all related amendments are available free of charge at our website at http://www.bmc.com/investors/sec_filings.html. Beginning with this Annual Report, we will post all of our SEC documents to our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

STRATEGY

     In April 2003, we introduced a new strategic direction focused on Business Service Management (BSM), the direct linkage of IT resources, management and solutions with the goals of the overall business. The objective of our BSM strategy is to enable companies to move beyond traditional IT management and manage their business-critical services from both an IT and business perspective. The intent of the BSM strategy is to provide solutions that will enable customers to link their IT resources tightly to business objectives and manage these resources based on business priorities by providing a "whole view" of their business and IT operations. Three important components of BSM are: 1) IT Operations and Infrastructure Management, 2) IT Service and Applications Management and 3) Service Impact Management.

     Our long-standing heritage of providing enterprise management solutions for data, infrastructure, application, performance and service management are key to the IT Operations and Infrastructure Management component of the BSM strategy. We provide our customers with the ability to monitor and control the key components in their IT infrastructure, including systems, databases, applications, storage and networks, enabling them to tie service-level agreements to business needs, rather than technology metrics.

     We added an important element to our portfolio when we completed our acquisition of Remedy in November 2002. Integration of Remedy's industry-leading service desk, change management and asset management capabilities with our broad application and component management solutions enables us to deliver end-to-end, closed-loop service management to customers. Together, these solutions build a solid foundation for the IT Service and Applications Management component of the BSM strategy by offering both the delivery and support components of service management designed to be proactive, effective and focused on customer business requirements.

     An important component of BSM is to directly link business services to the underlying technology. The acquisition of IT Masters in March 2003 enables us to deliver the Service Impact Management component of the BSM strategy and enhances our competitive position in the service management market. IT Masters' MasterCell(R) technology, renamed PATROL(R) for Service Impact Management, combines powerful event automation and service modeling capabilities to transform availability and performance data into detailed knowledge about the status of business services and service level agreements. Our comprehensive enterprise and service management solutions, combined with PATROL for Service Impact Management's IT service modeling and management capabilities, enable customers to manage their business using a truly integrated service impact management approach.

     Although we believe that we have the most complete BSM offering in the market today, our BSM strategy will continue to evolve over the next several years. In addition to adding new solutions that support this strategy, we expect that we will continue to expand partnerships to deliver on the BSM strategy.

PRODUCTS

     Our software products are designed to help our customers proactively and automatically manage their businesses through comprehensive systems management solutions. These solutions span enterprise systems, applications, databases and service management. During fiscal 2003, we managed our business along the following broad categories: Enterprise Data Management, Enterprise Systems Management, Service Management and Other Software Solutions. For financial information related to these product categories, see Note 10 to the accompanying Consolidated Financial Statements.

Enterprise Data Management

     Our Enterprise Data Management solutions provide intelligent, automated data management tools across all major databases, including IBM's IMS and DB2 for the mainframe environment and Microsoft's SQL Server, IBM's DB2 UDB and Informix databases and databases from Oracle and Sybase for distributed computing environments. This segment includes our SmartDBA family of database management tools which offer highly automated monitoring and diagnostics, automation of day-to-day management tasks, and fast, reliable database backup and recovery. These solutions assist customers in lowering their operating costs and increasing their IT staff productivity by optimizing database availability as well as ensuring faster rollout of business applications. The software products in this segment address the following data management needs of businesses: application performance, database performance, space management, SQL development, SQL tuning, system performance, database administration, high-speed utilities and backup and recovery across mainframe and distributed computing environments. Our Enterprise Data Management solutions contributed approximately 50%, 45% and 44% of our license revenues in fiscal 2001, 2002 and 2003, respectively.

Enterprise Systems Management

     Our Enterprise Systems Management solutions provide software tools for businesses to proactively and centrally manage their IT infrastructure. A solid infrastructure connected by a reliable network is the foundation of any successful business. It is vital to know that a problem exists before it impacts critical business applications. Accurate infrastructure management ensures that all components required to deliver quality service to users are under control and performing at optimal levels. Our solutions in this segment include our PATROL product line for distributed computing environments, our MAINVIEW(R) product line for mainframe computing environments and our enterprise job scheduling and output management solutions. Within this product group, we provide the following systems management solutions: server management for Unix, Windows, Linux and mainframe environments, applications management, network management, enterprise job scheduling, output management, service modeling and performance and capacity planning. Our Enterprise Systems Management solutions contributed approximately 43%, 46% and 42% of our license revenues in fiscal 2001, 2002 and 2003, respectively.

Service Management (Remedy)

     Remedy, acquired in November 2002, delivers Service Management software solutions that enable organizations to automate and manage internal and external service and support processes. Remedy delivers out-of-the-box applications that help customers align service and support with business objectives, improve service levels, manage assets and lower costs. All Remedy applications, including the help desk, asset management, change management, service level agreement and customer support applications, are built on the highly flexible Action Request System(R), empowering customers to easily adapt their Service Management solution to unique and changing requirements. Our Remedy software solutions contributed approximately 6% of our license revenues in fiscal 2003, including approximately 12% of license revenues in our fourth fiscal quarter, its first full quarter of results after the acquisition.

Other Software Solutions

     Our Other Software Solutions primarily include our storage management, security, enterprise application management, subscription services and Linux management solutions. Our storage management solutions extend our enterprise systems management approach to computer storage environments. Our security administration solutions facilitate user registration and password administration and thereby enhance and strengthen the overall security of our customers' information systems. Our enterprise application management solutions include a comprehensive set of tools and utilities for SAP as well as other ERP applications. Our subscription services provide remote monitoring of internet sites and servers on a subscription basis. Our mainframe management tools for the Linux operating system are also included in this product group. Our Other Software Solutions contributed approximately 7%, 9% and 8% of our license revenues in fiscal 2001, 2002 and 2003, respectively.

SALES AND MARKETING

     We market and sell our products in most major world markets directly through our sales force and indirectly through channel partners, including resellers, distributors and systems integrators. We also have an inside sales division which provides us a lower-cost channel for additional sales into existing customers and expands our customer base. In addition, we market certain of our products online through our webstore located at http://www.bmc.com.

INTERNATIONAL OPERATIONS

     Approximately 43%, 42% and 44% of our total revenues in fiscal 2001, 2002 and 2003, respectively, were derived from business outside North America. For additional financial information regarding our North America and international operations, see "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Revenues" and Note 10 to the accompanying Consolidated Financial Statements. Our international operations primarily provide sales, sales support, product support, marketing and product distribution services for our customers located outside of North America. We also conduct development activities in Israel for our scheduling, security, output management and ERP products, in France for our network management products and in Belgium for our service modeling products. Our development operations in Singapore and Frankfurt, Germany provide local language support, product internationalization and integration with local-market hardware and software. Our operations in Pune, India provide internal IT support, new product development, maintenance and quality assurance for certain products as an extension of our primary development offices, and we contract with third-party developers in India. As a global company, we plan to continue to look for opportunities to efficiently expand our operations in international locations that offer highly-talented resources as a way to maximize our global competitiveness.

     We believe that our operations outside the United States are located in countries that are politically stable and that such operations are not exposed to any special or unusual risks, except for the product development operations in Israel and the product development and IT operations in India. For a discussion of various unusual risks associated with Israeli and Indian operations and investments, see "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Certain Risks and Uncertainties -- Risks Related to International Operations."

     Our growth prospects are highly dependent upon the continued growth of our international software license and maintenance revenues, and such revenues have been somewhat unpredictable in the past. Revenues from our foreign subsidiaries are denominated in local currencies, as are operating expenses incurred in these locales. To date, we have not had any material foreign currency exchange gains or losses. For a discussion of our currency hedging program and the impact of currency fluctuations on international license revenues in fiscal 2002 and 2003, see "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Product License Revenue" and Note 1(g) to the accompanying Consolidated Financial Statements. We have not previously experienced any difficulties in exporting our products, but no assurances can be given that such difficulties will not occur in the future.

RESEARCH AND PRODUCT DEVELOPMENT

     In fiscal 2001, 2002 and 2003, research, development and support spending, net of capitalized amounts, represented 29%, 37% and 37% of our total revenues, respectively. These costs related primarily to the compensation of research and development personnel and the costs associated with the maintenance, enhancement and support of our products. Although we develop many of our products internally, we may acquire technology from third parties when appropriate and may incur royalty and other payment obligations in connection with such acquisitions. Traditionally, we have acquired rights from third parties to use certain technologies that we believed would accelerate development of new products. Our expenditures on research and development and on product maintenance, enhancement and support, including amounts capitalized, in the last three fiscal years are discussed below under the heading, "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Expenses -- Research, Development and Support."

     We conduct research and development activities in Houston and Austin, Texas, Waltham, Massachusetts, San Jose and Mountain View, California, Israel, France and Belgium, as well as in small offices in other locations around the world. Product manufacturing and distribution for the Americas are based in Houston, Texas, and Pleasanton, California, with European manufacturing and distribution based in Dublin, Ireland, and Asia Pacific manufacturing and distribution based in Singapore.

MAINTENANCE, ENHANCEMENT AND SUPPORT SERVICES

     Revenues from providing maintenance, enhancement and support services comprised 35%, 45% and 48% of our total revenues in fiscal 2001, 2002 and 2003, respectively. Payment of maintenance, enhancement and support fees generally entitles a customer to telephone and Internet support and problem resolution services, including proactive notification, electronic support requests and a resolution database, and enhanced versions of products released during the maintenance period, including new versions necessary to run with the most current release of the operating systems, databases and other software supported by the products. Such maintenance fees are an important source of recurring revenue to us, and we invest significant resources in providing maintenance services and new product versions. These services are important to our customers who require immediate problem resolution because of their use of our products to manage their business-critical IT systems. The services are also necessary because customers require forward compatibility and enhanced product features when they install new versions of the software systems supported by one of our products.

PROFESSIONAL SERVICES

     Our professional services group consists of a worldwide team of experienced software consultants who provide implementation, integration and education services related to our products. By easing the implementation of our products, these services help our customers accelerate the time to value. By improving the overall customer experience, these services also drive future software license transactions with these customers. Professional services contributed approximately 6%, 7% and 6% of our revenues for fiscal 2001, 2002 and 2003, respectively.

PRODUCT PRICING AND LICENSING

     Our software solutions are licensed under a variety of license types, including single tiered computer licenses, enterprise capacity licenses and per user licenses. Under a tiered computer license, a customer is licensed to use the product on a single computer and the license fee for a product increases in relation to the processing capacity of the computer on which the product is installed. Under an enterprise license, the customer is licensed to use the product across its enterprise, subject to capacity limits such as the aggregate processing power of all its computers in the case of products running on mainframe systems or the number of servers in the case of products running on a distributed network. Many of our largest customers have entered into enterprise license agreements. Under a per user license, the customer is licensed to use the product for a certain number of named users or seats. Under tiered pricing, computers are classified according to their processing power with more powerful computers falling into higher tiers and carrying higher license fees. In a tiered computer license, additional license fees are owed if a product is installed on a more powerful computer that falls into a higher tier. In an enterprise license, additional license fees are owed when the licensed capacity is exceeded. In addition to perpetual licenses, our software solutions are also licensed, to a lesser degree, under term licenses whereby customers are granted license rights to a given software product for a defined period of time. Under both tiered and enterprise licenses, and both perpetual and term licenses, we negotiate discounts from our list prices for our software solutions, primarily discounts for multiple copies of a product and volume discounts for enterprise license transactions.

     We recognize revenues from license fees when both parties are legally obligated under the terms of the respective signed agreement, the underlying software products have been delivered to and accepted by the customer, the fees are fixed or determinable, collection is deemed probable and there are no remaining material obligations on our part. Based on licensing trends and increased customer requests for contractual terms that result in deferral of revenue, we expect that our base of deferred license revenue will continue to grow in the near future. The contract terms and conditions that result in deferral of revenue recognition for a given transaction result from arm's length negotiations between us and our customers. During these negotiations, the contract terms and conditions that result in deferral may be requested by a customer, while in some cases we may suggest inclusion of these terms and conditions where it makes business sense to do so. In either case, the resulting contract must be acceptable to both parties. Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, the Company recognizes such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. For the year ended March 31, 2003, gross additions to deferred license revenue were $134.6 million. We again expect a portion of our license revenue in fiscal 2004 to be either deferred until contingencies are satisfied or recognized ratably due to certain terms and conditions included in agreements. We recognize maintenance, enhancement and support revenues, including maintenance bundled with perpetual license fees, ratably over the maintenance period, and we recognize professional services revenues as the services are provided. Our revenue recognition policy is discussed in further detail below under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Revenues" and in
Note 1(j) to the accompanying Consolidated Financial Statements.

     We make extended payment terms for our products and services available for qualifying transactions. By providing such financing, we allow our customers to better manage their IT expenditures and cash flows. Our financing program is discussed in further detail below under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

SEASONALITY

     As is typical in the software industry, we tend to experience a higher volume of license transactions and associated revenue in our third and fourth fiscal quarters as a result of our customers' spending patterns and our internal sales compensation plans. As a result of this seasonality for license transactions, we tend to have greater operating cash flow in our first and fourth fiscal quarters.

COMPETITION

     The enterprise management software business is highly competitive, as discussed below and in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" section of this report under the heading "Certain Risks and Uncertainties." There are several companies, including IBM, Computer Associates and Microsoft, as well as large computer manufacturers such as Sun Microsystems and Hewlett Packard, which have substantially greater resources than we have, as well as the ability to develop and market enterprise management solutions similar to and competitive with the solutions offered by us. In addition, there are numerous independent software companies that compete with one or more of our software solutions. Although no company competes with us across our entire software solution line, we consider at least 70 firms to be directly competitive with one or more of our enterprise software solutions. Certain of these companies have substantially larger operations than ours in these specific niches.

     Certain of our solutions in the Enterprise Data Management product group compete directly with IBM, primarily with IBM's IMS and DB2 database management systems, and its IMS/TM and CICS transaction managers. Some of our solutions, including our core IMS and DB2 database tools and utilities, are essentially improved versions of system software utilities that are provided as part of these integrated IBM system software products. IBM also markets separately priced competing utilities in addition to its base utilities. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM continues to invest in the IMS and DB2 utility market and appears to be committed to competing in these markets. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business would be materially adversely affected. To date, our solutions have competed well against IBM's because we have developed advanced automation and artificial intelligence features and our utilities have maintained a speed advantage. In addition, we believe that because we provide enterprise management solutions across multiple platforms we are better positioned to provide customers with comprehensive management solutions for their complex multi-vendor IT environments than integrated hardware and software companies like IBM.

     We believe that the key criteria considered by potential purchasers of our products are as follows: operational advantages and cost savings provided; expected return on investment; product quality and capability; product price and the terms on which the product is licensed; ease of integration of the product with the purchaser's existing systems; ease of product installation and use; quality of support and product documentation; and the experience and financial stability of the vendor.

CUSTOMERS

     No single customer accounted for a material portion of our revenues during any of the past three fiscal years. Our software products are generally used in a broad range of industries, businesses and applications. Our customers include manufacturers, telecommunications companies, financial service providers, educational institutions, retailers, distributors, hospitals, service providers, government agencies and value-added resellers.

INTELLECTUAL PROPERTY

     We distribute our products in object code form and rely upon contract, trade secret, copyright and patent laws to protect our intellectual property. The license agreements under which customers use our products restrict the customer's use to its own operations and prohibit disclosure to third persons. We distribute certain of our products on a shrink-wrap basis, and the enforceability of such restrictions in a shrink-wrap license is unproven in certain jurisdictions. Also, notwithstanding those restrictions, it is possible for other persons to obtain copies of our products in object code form. We believe that obtaining such copies would have limited value without access to the product's source code, which we keep highly confidential. In addition, we employ protective measures such as CPU dependent passwords, expiring passwords and time-based trials.

EMPLOYEES

     As of March 31, 2003, we had 6,861 full-time employees. We believe that our continued success will depend in part on our ability to attract and retain highly skilled technical, sales, marketing and management personnel.

ITEM 2. PROPERTIES

     Our headquarters and principal marketing and product development operations are located in Houston, Texas, where we own four office buildings totaling approximately 1,515,000 square feet. We also maintain development and sales organizations in various locations around the world where we lease the necessary facilities, none of which are significant individually or in the aggregate.

ITEM 3. LEGAL PROCEEDINGS

     On January 29, 2003, we filed a complaint against NetIQ Corporation (NetIQ) in the United States District Court of the Southern District of Texas, Houston Division, alleging that one or more of NetIQ's software products and their use infringe a valid U.S. patent and that Net IQ infringed one or more trademarks held by us. BMC Software seeks to enjoin NetIQ's current and future infringement of our patent and trademarks and to recover compensatory damages and punitive damages, interest, costs and fees.

     We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange and trades under the symbol BMC. At June 11, 2003, there were 1,560 holders of record of our common stock.

     The following table sets forth the high and low intra-day sales prices per share of common stock for the periods indicated.


                                                PRICE RANGE OF
                                                 COMMON STOCK
                                              ------------------
                                               HIGH        LOW
                                              ------      ------
FISCAL 2002
First Quarter ...........................     $30.50      $18.41
Second Quarter ..........................      25.00       11.50
Third Quarter ...........................      18.30       11.70
Fourth Quarter ..........................      23.00       15.50
FISCAL 2003
First Quarter ...........................     $19.70      $13.97
Second Quarter ..........................      16.50       11.11
Third Quarter ...........................      18.29       10.85
Fourth Quarter ..........................      19.84       14.75

     We have never declared or paid dividends to BMC Software stockholders. We do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings otherwise available for cash dividends on the common stock for use in our operations, for expansion and for stock repurchases. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data presented under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 2003, are derived from the Consolidated Financial Statements of BMC Software, Inc. and its subsidiaries. The following acquisitions during the five-year period ended March 31, 2003 were accounted for under the purchase method and, accordingly, the financial results of these acquired companies have been included in our financial results below from the indicated acquisition dates: New Dimension Software Ltd. in April 1999, Evity, Inc. (Evity) in April 2000, OptiSystems Solutions Ltd. (OptiSystems) in August 2000, Remedy in November 2002 and IT Masters in March 2003.

     Prior to April 1, 2002, we were amortizing our acquired goodwill and intangible assets over three to five-year periods, which reflected the estimated useful lives of the respective assets. As of April 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." In accordance with this Statement, goodwill and those intangible assets with indefinite lives are no longer amortized, but rather are tested for impairment annually and when events or circumstances indicate that their fair value has been reduced below carrying value. Note 5 to the accompanying Consolidated Financial Statements includes a reconciliation of our reported net earnings (loss) and earnings (loss) per share for the years ended March 31, 2001 and 2002 to those amounts that would have resulted had there been no amortization of goodwill and intangible assets with indefinite lives for those periods. Note 5 to the accompanying Consolidated Financial Statements also discusses impairment charges recorded during the year ended March 31, 2002 related to goodwill and acquired technology which materially impacted the results for that year below.

     The consolidated financial statements for fiscal 1999 through fiscal 2001 have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements for fiscal 2002 and fiscal 2003 have been audited by Ernst & Young LLP, independent auditors. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements as of March 31, 2002 and 2003, and for each of the three years in the period ended March 31, 2003, the accompanying notes and the reports of independent public accountants and independent auditors thereon, which are included elsewhere in this Form 10-K.

                                                                                   YEARS ENDED MARCH 31,
                                                        -----------------------------------------------------------------------
                                                           1999           2000           2001            2002           2003
                                                        ---------      ---------      ---------       ---------       ---------
                                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
      STATEMENT OF OPERATIONS DATA:
      Total revenues .............................      $ 1,303.9      $ 1,719.2      $ 1,509.6       $ 1,288.9       $ 1,326.7
      Operating income (loss) ....................          415.3          270.5           (8.5)         (283.6)           21.2
      Net earnings (loss) ........................      $   362.6      $   242.5      $    42.4       $  (184.1)      $    48.0
                                                        =========      =========      =========       =========       =========
      Basic earnings (loss) per share ............      $    1.55      $    1.01      $    0.17       $   (0.75)      $    0.20
                                                        =========      =========      =========       =========       =========
      Diluted earnings (loss) per share ..........      $    1.46      $    0.96      $    0.17       $   (0.75)      $    0.20
                                                        =========      =========      =========       =========       =========
      Shares used in computing basic earnings
      (loss) per share ...........................          234.3          241.0          245.4           245.0           236.9
                                                        =========      =========      =========       =========       =========
      Shares used in computing diluted
      earnings (loss) per share ..................          248.6          253.0          252.5           245.0           237.9
                                                        =========      =========      =========       =========       =========

                                                                                 AS OF MARCH 31,
                                                        ----------------------------------------------------------------
                                                          1999          2000          2001          2002          2003
                                                        --------      --------      --------      --------      --------
                                                                                  (IN MILLIONS)
      BALANCE SHEET DATA:
      Cash and cash equivalents ..................      $  347.9      $  152.4      $  146.0      $  330.0      $  500.1
      Marketable securities ......................         856.7         923.1         858.0         773.7         515.2
      Working capital ............................         222.6          12.3          73.7         316.2         259.4
      Total assets ...............................       2,282.7       2,962.1       3,033.9       2,676.2       2,845.5
      Stockholders' equity .......................       1,334.4       1,780.9       1,815.3       1,506.6       1,383.4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

     This section includes historical information, certain forward looking information and the information provided below under the heading "Certain Risks and Uncertainties" about certain risks and uncertainties that could cause our future operating results to differ materially from the results indicated by any forward looking statements made by us or others. It is important that the business discussion in Item 1 of this report and the historical discussion below be read together with the discussion of risks and uncertainties, and that these discussions be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, in-process research and development of acquired businesses, acquired technology, goodwill and intangible assets, deferred tax assets and marketable securities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. The critical accounting policies related to the estimates and judgments listed above are discussed further throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

HISTORICAL INFORMATION

     Historical performance should not be viewed as indicative of future performance, as there can be no assurance that operating income (loss) or net earnings (loss) as a percentage of revenues will be sustained at these levels. For a discussion of factors affecting operating margins, see the discussions below under the heading "Certain Risks and Uncertainties."

ACQUISITIONS

     In April 2000, we acquired Evity for 1.6 million shares of common stock and cash of $10.0 million. Stock options to purchase 0.4 million common shares were issued to replace outstanding Evity stock options. In August 2000, we acquired OptiSystems for cash of $70.2 million. In November 2002, we acquired the assets of Remedy from Peregrine Systems, Inc. (Peregrine) for cash of $355.0 million plus the assumption of certain liabilities of Remedy. In accordance with the purchase agreement, the cash purchase price was adjusted to $347.3 million subsequent to March 31, 2003. In March 2003, we acquired IT Masters for cash of $42.5 million. These transactions, along with various other immaterial technology acquisitions, were accounted for using the purchase accounting method and accordingly, the financial results for these entities have been included in our consolidated financial results since the applicable acquisition dates.

RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal years indicated, the percentages that selected items in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) bear to total revenues.


                                                                  PERCENTAGE OF
                                                                  TOTAL REVENUES
                                                               YEARS ENDED MARCH 31,
                                                        ----------------------------------
                                                         2001          2002          2003
                                                        ------        ------        ------
Revenues:
  License ........................................        59.1%         48.5%         45.7%
  Maintenance ....................................        34.7          44.7          47.9
  Professional services ..........................         6.2           6.8           6.4
                                                        ------        ------        ------
    Total revenues ...............................       100.0         100.0         100.0
Selling and marketing expenses ...................        39.8          41.8          37.7
Research, development and support expenses .......        29.3          37.2          36.9
Cost of professional services ....................         6.7           7.4           6.6
General and administrative expenses ..............        11.0          11.7          11.3
Acquired research and development ................         1.4            --           0.9
Amortization and impairment of acquired
 technology, goodwill and intangibles ............        11.8          18.8           5.0
Restructuring costs ..............................          --           4.1            --
Merger-related costs and compensation charges ....         0.6           1.0            --
                                                        ------        ------        ------
    Total operating expenses .....................       100.6         122.0          98.4
                                                        ------        ------        ------
    Operating income (loss) ......................        (0.6)        (22.0)          1.6
Interest and other income, net ...................         5.2           5.2           4.9
Interest expense .................................        (0.7)           --            --
Gain (loss) on marketable securities and
 other investments ...............................         0.1          (1.1)         (1.3)
                                                        ------        ------        ------
    Other income, net ............................         4.6           4.1           3.6
                                                        ------        ------        ------
    Earnings (loss) before income taxes ..........         4.0         (17.9)          5.2
Income tax provision (benefit) ...................         1.2          (3.6)          1.6
                                                        ------        ------        ------
    Net earnings (loss) ..........................         2.8%        (14.3)%         3.6%
                                                        ======        ======        ======


REVENUES

     We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services. We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.

     We recognize revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In applying these statements, we recognize software license fees upon meeting the following four criteria: execution of the signed contract, delivery of the underlying products to the customer and the acceptance of such products by the customer, determination that the software license fees are fixed or determinable, and determination that collection of the software license fees is probable. In instances when any one of the four criteria is not met, we will either defer recognition of the software license revenue until the criteria are met or will recognize the software license revenue on a ratable basis, as required by SOPs 97-2 and 98-9. Maintenance, enhancement and support revenues are recognized ratably over the term of the arrangement on a straight-line basis. Revenues from license and maintenance transactions that are financed are generally recognized in the same manner as those requiring current payment. We have an established business practice of offering installment contracts to customers and have a history of successfully enforcing original payment terms without making concessions. Further, the payment obligations are unrelated to product implementation or any other post-transaction activity. Revenues from sales through agents, distributors and resellers are recorded either at the gross amount charged the customer or net of commissions payable, based on the economic risks and ongoing product support responsibilities we assume. On occasion, we have purchased goods or services for our operations from customers at or about the same time that we licensed our software to these customers. License revenues from such transactions represent less than one percent of our total license revenues in any period. Revenues from professional services are typically recognized as the services are performed for time-and-materials contracts, or on a percentage-of-completion basis. Our professional services revenues also include sales of third-party software products which typically support our product lines. These revenues are recorded net of amounts payable to the third-party software vendors.

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

                                                                                       PERCENTAGE CHANGE
                                                                                   ---------------------------
                                                 YEARS ENDED MARCH 31,                2002            2003
                                          ------------------------------------     COMPARED TO     COMPARED TO
                                            2001          2002          2003          2001            2002
                                          --------      --------      --------     -----------     -----------
                                                     (IN MILLIONS)
License:
  North America ....................      $  483.5      $  351.4      $  325.8         (27.3)%          (7.3)%
  International ....................         408.7         273.6         279.9         (33.1)%           2.3%
                                          --------      --------      --------
     Total license revenues ........         892.2         625.0         605.7         (29.9)%          (3.1)%
                                          --------      --------      --------
Maintenance:
  North America ....................         330.8         355.2         385.7           7.4%            8.6%
  International ....................         193.3         220.6         250.1          14.1%           13.4%
                                          --------      --------      --------
     Total maintenance revenues ....         524.1         575.8         635.8           9.9%           10.4%
                                          --------      --------      --------
Professional services:
  North America ....................          53.2          45.8          37.5         (13.9)%         (18.1)%
  International ....................          40.1          42.3          47.7           5.5%           12.8%
                                          --------      --------      --------
     Total professional services
       revenues ....................          93.3          88.1          85.2          (5.6)%          (3.3)%
                                          --------      --------      --------
     Total revenues ................      $1,509.6      $1,288.9      $1,326.7         (14.6)%           2.9%
                                          ========      ========      ========

     Total revenues declined 15% in fiscal 2002. Continued absorption of prepaid capacity and difficult economic conditions in domestic and international markets throughout fiscal 2002 resulted in reduced information technology spending by many of our customers. Though the number of license transactions declined only 4% during fiscal 2002 as compared to fiscal 2001, tighter budgets and higher required approval levels caused many customers to enter into smaller transactions in terms of dollar value. Difficult economic conditions have persisted and information technology spending remains depressed. We have experienced a decline in the size of transactions with our largest customers, which historically have accounted for a significant portion of our revenues.
As discussed in Note 2 to the accompanying Consolidated Financial Statements, we acquired Remedy in November 2002. Excluding the impact of Remedy revenues subsequent to the acquisition date, total revenues declined 3% in fiscal 2003 primarily as a result of the economic conditions described above and reduced revenues for our PATROL solutions during the first half of fiscal 2003, as discussed below under Product Line Revenues. License revenue deferrals for fiscal 2003 were consistent with fiscal 2002 and therefore did not have an impact on the revenue change from year to year. Including Remedy revenues subsequent to the acquisition date, total revenues increased 3%. Product revenue growth was not materially impacted by inflation in fiscal 2002 and 2003.

PRODUCT LICENSE REVENUES

     Our product license revenues primarily consist of fees related to products licensed to customers on a perpetual basis. Product license fees can be associated with a customer's licensing of a given software product for the first time or with a customer's purchase of the right to run a previously licensed product on additional computing capacity or by additional users. In addition to perpetual-based product license fees, our product license revenues also include, to a lesser extent, term license fees which are generated when customers are granted license rights to a given software product for a defined period of time.

     For the year ended March 31, 2003, gross additions to deferred license revenue were $134.6 million. Based on licensing trends and increased customer requests for contractual terms that result in deferral of revenue, we expect that our base of deferred license revenue will continue to grow in the near future. The contract terms and conditions that result in deferral of revenue recognition for a given transaction result from arm's length negotiations between us and our customers. During these negotiations, the contract terms and conditions that result in deferral may be requested by a customer, while in some cases we may suggest inclusion of these terms and conditions where it makes business sense to do so. In either case, the resulting contract must be acceptable to both parties. Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, the Company recognizes such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is predictable, and our total license revenues to be recognized each quarter become more predictable as a larger percentage of those revenues come from the deferred balance. As of March 31, 2002 and 2003, our total deferred license revenue balance was $168.9 million and $218.1 million, respectively.

     Our North American operations generated 54%, 56% and 54% of total license revenues in fiscal 2001, 2002 and 2003, respectively. North American license revenues decreased 27% from fiscal 2001 to fiscal 2002 and 7% from fiscal 2002 to fiscal 2003. Excluding the impact of Remedy revenues subsequent to the acquisition date, North American license revenues declined 13% in fiscal 2003. While license revenues were down across most product groups in fiscal 2002 and fiscal 2003, the largest contributor to the revenue declines in both years was decreased license revenues for our mainframe data management products. In fiscal 2003, decreased PATROL license revenues also had a significant impact.

     International license revenues represented 46%, 44% and 46% of total license revenues in fiscal 2001, 2002 and 2003, respectively. International license revenues decreased 33% from fiscal 2001 to fiscal 2002 and increased 2% from fiscal 2002 to fiscal 2003. While license revenues were down across most product groups from fiscal 2001 to fiscal 2002, decreased license revenues for our mainframe data management products were the largest contributor to the revenue decline for the year. Excluding the impact of Remedy revenues subsequent to the acquisition date, international license revenues declined 4% in fiscal 2003. Increases in license revenue for our mainframe data management and MAINVIEW products were more than offset by declines for our PATROL, distributed systems data management and scheduling and output management products. The international license revenue decline for fiscal 2002 included a decrease of 2% and the decline in fiscal 2003 was net of an increase of 6% due to foreign currency exchange rate changes during the periods, after giving effect to our foreign currency hedging program.

MAINTENANCE, ENHANCEMENT AND SUPPORT REVENUES

     Maintenance, enhancement and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance, enhancement and support enrollment generally entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems, networks, storage systems and applications. Excluding Remedy, these fees are generally charged annually and such fees have equaled 15% to 20% of the discounted price of the product prior to the program change in the fourth quarter of fiscal 2002 discussed below, and have equaled 20% subsequent to the program change. In addition, customers may be entitled to reduced maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement. Remedy's maintenance fees are generally charged annually and equal 15% to 22% of the list price of the product. In addition, customers may be entitled to reduced maintenance percentages on Remedy products for entering into long-term maintenance contracts that include prepayment of the maintenance fees.

     During the fourth quarter of fiscal 2002, we revised our maintenance program to a single maintenance offering of 24x7 support at a standard rate of 20% of the discounted price of the associated product. In connection with this revision, we have extended our standard warranty and initial support period to one year for all our products, whereas prior to this revision such periods were 90 days for distributed systems products and one year for mainframe products. Because our maintenance revenues include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement, in certain new license transactions the extension of the initial support period for distributed systems products will cause us to recognize more maintenance revenues over time and less license revenues when the transactions occur. While this change in our maintenance program will not have a material effect on our total revenues over time, there has been a negative short-term revenue impact. As discussed above, this maintenance program does not apply to Remedy products.

     Maintenance revenues increased 10% in both fiscal 2002 and 2003 primarily as a result of the continuing growth in the base of installed products and the processing capacity on which they run and the additional maintenance revenue associated with Remedy. Excluding the impact of Remedy revenues subsequent to the acquisition date, maintenance revenues increased 5% in fiscal 2003. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. These discounts, combined with the reduced maintenance percentages for long-term contracts discussed above and the recent decline in our license revenues, have led to lower growth rates for our maintenance revenue excluding Remedy. Further declines in our license revenue and/or increased discounting could lead to declines in our maintenance revenues excluding Remedy. Historically, our maintenance renewal rates have been high, but economic pressures could cause customers to reduce their licensed capacity and therefore the capacity upon which our maintenance, enhancement and support fees are charged.

     We expect Remedy maintenance revenues to increase over the next fiscal year. As required by purchase accounting for the acquisition, the Remedy deferred maintenance revenue at the acquisition date was written down to fair value, as defined by U.S. generally accepted accounting principles. As such, the amounts recognized as maintenance revenue out of that acquisition-date deferred revenue balance will reflect this write-down. The vast majority of the acquisition-date deferred revenue will be recognized during the 12 months following the acquisition. All maintenance fees generated subsequent to the acquisition date will be deferred and recognized over the maintenance period at full contractual amounts.

PRODUCT LINE REVENUES



                                                                                              PERCENTAGE CHANGE
                                                                                          --------------------------
                                                           YEARS ENDED MARCH 31,              2002          2003
                                                      --------------------------------    COMPARED TO    COMPARED TO
                                                        2001        2002        2003          2001          2002
                                                      --------    --------    --------    -----------    -----------
                                                               (IN MILLIONS)
Enterprise Data Management:
  Mainframe Data Management ......................    $  592.3    $  449.7    $  424.2         (24.1)%        (5.7)%
  Distributed Systems Data  Management ...........       152.4       125.3       129.7         (17.8)%         3.5%
                                                      --------    --------    --------
                                                         744.7       575.0       553.9         (22.8)%        (3.7)%
Enterprise Systems Management:
  PATROL .........................................       280.3       250.6       224.8         (10.6)%       (10.3)%
  MAINVIEW .......................................       158.2       155.9       163.8          (1.5)%         5.1%
  Scheduling & Output Management .................       142.7       124.7       136.8         (12.6)%         9.7%
                                                      --------    --------    --------
                                                         581.2       531.2       525.4          (8.6)%        (1.1)%
Other Software:
  High Potential product lines ...................        74.7        86.7        89.5          16.1%          3.2%
  Other software .................................        15.7         7.9         2.1         (49.7)%       (73.4)%
                                                      --------    --------    --------
                                                          90.4        94.6        91.6           4.6%         (3.2)%
                                                      --------    --------    --------
                                                       1,416.3     1,200.8     1,170.9         (15.2)%        (2.5)%
                                                      --------    --------    --------
Remedy ...........................................          --          --        70.6           nm             nm
                                                      --------    --------    --------
  Total license & maintenance revenues ...........    $1,416.3    $1,200.8    $1,241.5         (15.2)%         3.4%
                                                      ========    ========    ========



     We market software solutions designed to improve the availability, performance and recoverability of enterprise applications, databases and other IT systems components operating in mainframe, distributed computing and Internet environments. Our recent acquisition of Remedy extends our solutions to include products that automate service-related business processes through a complete suite of service management applications. In fiscal 2003, our solutions were broadly divided into three core business units and a fourth business unit geared towards solution areas in markets that appear to offer high growth opportunities. The Enterprise Data

Management group includes products designed for managing database management systems on mainframe and distributed computing platforms. The Enterprise Systems Management group includes our systems management and monitoring, scheduling and output management solutions. The Remedy group includes our service management solutions. The High Potential product lines encompass storage management, security management, enterprise applications management, subscription services and Linux management. We evaluate our investments in these product lines on an ongoing basis and increase or decrease such investments as necessary, based on our expectations of the products' future growth.

     Our Enterprise Data Management solutions combined represented 53%, 48% and 45% of total software revenues for fiscal 2001, 2002 and 2003, respectively. Total software revenues for this group declined 23% from fiscal 2001 to fiscal 2002 and 4% from fiscal 2002 to fiscal 2003. Because this product group includes a high proportion of mainframe solutions, the continued absorption of prepaid capacity and the external market factors discussed above were the primary cause of the decline in license revenues in fiscal 2002, more than offsetting an increase in maintenance revenue for that year. In fiscal 2003, the economic conditions discussed above caused both license and maintenance revenues for our mainframe data management products to decline, more than offsetting an increase in maintenance revenue for our distributed systems data management products. The maintenance revenue decline was primarily a result of lower discounted prices and slowing capacity growth, which was not sufficient to offset these reduced prices.

     Our Enterprise Systems Management solutions combined contributed 41%, 44% and 42% of total software revenues for fiscal 2001, 2002 and 2003, respectively. Total software revenues for this group declined 9% from fiscal 2001 to fiscal 2002 and 1% from fiscal 2002 to fiscal 2003. In fiscal 2002, license revenue decreases for this product group, due to the economic factors discussed above, more than offset maintenance revenue increases. License revenues decreased in fiscal 2003 primarily due to the continued weakness in IT spending and a reduction in Unix shipments from hardware manufacturers. These external factors, coupled with delays in customer purchase decisions resulting from delays in our release of significant enhancements to components of the PATROL product line during the first half of the year, had a direct negative impact on PATROL license revenues, more than offsetting license revenue increases for the MAINVIEW and Scheduling & Output Management product lines and maintenance revenue increases for the PATROL and Scheduling & Output Management solutions. The remaining key PATROL enhancements were delivered at the end of the third quarter of fiscal 2003. Though PATROL license revenues were down for the second half of the year compared to the same period in fiscal 2002, such revenues for the third and fourth quarters increased sequentially over the immediately preceding quarters. These increases were due, in part, to sales from the newly-introduced agentless monitoring product, PATROL Express(R).

     Our High Potential product lines contributed 5%, 7% and 7% of total software revenues for fiscal 2001, 2002 and 2003, respectively. Total software revenues for this group increased 16% from fiscal 2001 to fiscal 2002 and 3% from fiscal 2002 to fiscal 2003. Fiscal 2002 growth includes revenue increases across all product lines. However, license revenue for our High Potential products declined in fiscal 2003. We evaluate our investments in these product lines on an ongoing basis and will increase or decrease such investments as necessary, based on our expectations of the products' future growth. As of April 1, 2003, we have decided from an organizational perspective to eliminate the High Potential product lines as standalone units and to combine the storage management, enterprise application management, subscription services and Linux management product lines into the core Enterprise Systems Management business unit. The security product group will continue to operate as an independent business unit and currently has a dedicated sales force in North America. We have also made changes related to the storage management product line, from a go-to-market perspective. Our mainframe storage management and storage device knowledge modules remain key components of our systems management solutions; however, we have decided to limit our future research and development investment in one product, PATROL Storage Manager, to supporting the existing version of this product. This decision is based on our focus on improving profit margins and allocating resources to more attractive opportunities.

     Revenues from our Remedy products for the period from the acquisition date of November 20, 2002 through March 31, 2003, contributed 6% of total software revenues for fiscal 2003, including 13% of total software revenues in our fourth fiscal quarter, its first full quarter of results after the acquisition, including the impact of the write-down of the acquisition date deferred maintenance revenue discussed above.

PROFESSIONAL SERVICES REVENUES

     Professional services revenues, representing fees from implementation, integration and education services performed during the periods and sales of third-party software products, represented 6%, 7% and 6% of total revenues, respectively, for fiscal 2001, 2002 and 2003. Professional services revenues declined 6% from fiscal 2001 to fiscal 2002 and 3% from fiscal 2002 to fiscal 2003. Excluding the impact of Remedy revenues subsequent to the acquisition date, professional services revenues declined 7%. The declines in both years are the result of our decreased license revenues, as this results in less demand for our implementation and integration services. Our professional services headcount has decreased due to the lower license revenue levels.

EXPENSES

     Beginning in fiscal 2002, we increased our focus on expense control to better align our cost structure with the realities of a more difficult revenue environment. This initiative included headcount reductions across all divisions and geographies, office consolidations, elimination of certain product lines and reductions in discretionary spending on items such as travel, consulting fees and equipment. We were able to reduce these costs significantly while maintaining our industry-leading product quality, customer support and sales relationships. This initiative has continued throughout fiscal 2003 and will continue into the future, as necessary.


                                                                                              PERCENTAGE CHANGE
                                                                                         --------------------------
                                                            YEARS ENDED MARCH 31,            2002          2003
                                                      --------------------------------   COMPARED TO    COMPARED TO
                                                        2001        2002        2003         2001          2002
                                                      --------    --------    --------   -----------    -----------
                                                               (IN MILLIONS)
    Selling and marketing ........................    $  600.7    $  538.8    $  499.4        (10.3)%        (7.3)%
    Research, development and support ............       442.6       479.2       489.9          8.3%          2.2%
    Cost of professional services ................       101.1        95.3        86.8         (5.7)%        (8.9)%
    General and administrative ...................       165.5       151.7       150.2         (8.3)%        (1.0)%
    Acquired research and development ............        21.4          --        12.0       (100.0)%          nm
    Amortization and impairment of acquired
       technology, goodwill and intangibles ......       178.2       241.8        66.7         35.7%        (72.4)%
    Restructuring costs ..........................          --        52.9        (0.1)          nm        (100.2)%
    Merger-related costs and
       compensation charges ......................         8.6        12.8         0.6         48.8%        (95.3)%
                                                      --------    --------    --------
         Total operating expenses ................    $1,518.1    $1,572.5    $1,305.5          3.6%        (17.0)%
                                                      ========    ========    ========

SELLING AND MARKETING

     Our selling and marketing expenses include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars, and represented 40%, 42% and 38% of total revenues in fiscal 2001, 2002 and 2003, respectively. Selling and marketing expenses decreased 10% from fiscal 2001 to fiscal 2002 and 7% from fiscal 2002 to fiscal 2003. Excluding the impact of Remedy expenses subsequent to the acquisition date, selling and marketing expenses declined 12%. Personnel costs were the largest contributor to the expense declines in fiscal 2002 and 2003 as a result of headcount reductions during those years. Consulting fees and travel costs also declined in fiscal 2002 and advertising, marketing and travel costs decreased in fiscal 2003.

RESEARCH, DEVELOPMENT AND SUPPORT

     Research, development and support expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include costs associated with the maintenance, enhancement and support of our products, computer hardware/software costs and telecommunications expenses necessary to maintain our data processing center, royalties and the effect of software development cost capitalization and amortization.

     Research, development and support costs were reduced in all three fiscal years by amounts capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." We capitalize our software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86, and amortize these costs over the products' estimated economic lives, which historically have been five years. As discussed below, we revised the estimated economic lives for certain of our software products as of January 1, 2003, such that the capitalized costs for the majority of our products will be amortized over an estimated life of three years. Total capitalized software development costs, net of amortization, at March 31, 2003, were $192.7 million. Under SFAS No. 86, we evaluate our capitalized software costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified. Determining net realizable value as defined by SFAS No. 86 requires that we make estimates and use judgment in quantifying the appropriate amount to write off, if any. Actual amounts realized from the software products could differ from our estimates. Also, any future changes to our product portfolio could result in significant research, development and support expenses related to software asset write-offs.

     The following table summarizes the amounts capitalized and amortized during fiscal 2001, 2002 and 2003. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.


                                                               YEARS ENDED MARCH 31,
                                                           -------------------------------
                                                             2001       2002         2003
                                                           -------     -------     -------
                                                                    (IN MILLIONS)
Software development and purchased software costs
   capitalized ........................................    $(112.2)    $(104.2)    $ (88.2)
Total amortization ....................................       60.2       115.7       107.6
                                                           -------     -------     -------
 Net increase (decrease) in research, development
   and support expenses ...............................    $ (52.0)    $  11.5     $  19.4
                                                           =======     =======     =======
Accelerated amortization included in total
   amortization above .................................    $  16.5     $  57.2     $  47.4


     As a result of the changes in market conditions and research and development headcount reductions during fiscal 2002 and fiscal 2003, we focused more on our core and high-potential growth businesses. As part of this effort, we reviewed our product portfolio during fiscal 2002 and fiscal 2003 and discontinued certain products. To the extent that there were any capitalized software development costs remaining on the balance sheet related to these products, we accelerated the amortization to write these balances off. This was the primary reason for the increase in accelerated amortization in fiscal 2002 and 2003 as compared to fiscal 2001. The continued need to accelerate amortization to maintain our capitalized software costs at net realizable value, the results of the valuation performed for the Remedy acquisition that indicated a three-year life was appropriate for that acquired technology and changes in the average life cycles for certain of our software products caused us to evaluate the estimated economic lives for our internally developed software products. As a result of this evaluation, we revised the estimated economic lives of certain products as of January 1, 2003, such that most products will be amortized over an estimated life of three years. These changes in estimated economic lives resulted in an additional $12.4 million of amortization expense in the fourth quarter of fiscal 2003, and reduced basic and diluted earnings per share for the year ended March 31, 2003 by $0.03 per share.

     Research, development and support expenses increased 8% from fiscal 2001 to fiscal 2002 primarily due to the net effect of software cost capitalization and amortization, including the accelerated amortization discussed above, and a $5.0 million write-off of prepaid royalties and other assets related to technology we no longer plan to utilize. These additional expenses more than offset reduced headcount costs, travel costs and consulting fees during the period. Research, development and support expenses increased 2% from fiscal 2002 to fiscal 2003. Excluding the impact of Remedy expenses subsequent to the acquisition date, research, development and support expenses decreased 2% primarily as a result of reductions in personnel, professional fees and royalty costs which more than offset the net effect of software cost capitalization and amortization detailed above.

     During fiscal 2002, we also wrote off software assets totaling $14.9 million associated with certain business information integration products that were discontinued during the year as a result of the dissolution of that business unit as part of our restructuring plan. This charge is included in restructuring costs in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for fiscal 2002 and is discussed further below under the heading "-- Restructuring Costs."

COST OF PROFESSIONAL SERVICES

     Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business. Cost of professional services decreased 6% from fiscal 2001 to fiscal 2002 and 9% from fiscal 2002 to fiscal 2003. Excluding the impact of Remedy expenses subsequent to the acquisition date, cost of professional services declined 13%. The declines in both years resulted primarily from headcount reductions during these periods as a result of the declines in professional services revenues.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, facilities management and human resources. Other costs included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance, costs of managing our foreign currency exposure and bad debt expense. The 8% decline in general and administrative expenses in fiscal 2002 was primarily related to decreased personnel costs, travel costs and bad debt expense. General and administrative expenses declined 1% from fiscal 2002 to fiscal 2003. Excluding the impact of Remedy expenses subsequent to the acquisition date, general and administrative expenses decreased 8% primarily as a result of reduced bad debt expense, legal fees and shipping costs, which more than offset increases in personnel, insurance and travel costs.

ACQUIRED RESEARCH AND DEVELOPMENT

     In executing our product strategies, we employ both internal research and development and the acquisition of emerging technologies and established software companies. We believe that time-to-market is critical to our success in the rapidly evolving distributed systems software market, where we must compete with a variety of software vendors, and where our products must integrate with the predominant database management systems, operating systems, network protocols and applications within the enterprise computing environment. Accordingly, we must continuously evaluate whether it is more efficient and effective to develop a given solution internally or acquire a technology that must be completed and then integrated into our existing product architecture. The acquired technology companies are often small software companies with minimal to no revenues, quality and documentation standards and name recognition in the marketplace. This strategy involves a high degree of risk and is costly in that a premium is typically paid for software code that is incomplete and only partially contributes to our overall development plans.

     The following table presents information concerning the purchase price allocations for the acquisitions accounted for under the purchase method for fiscal 2001, 2002 and 2003.


                                                      ACQUIRED     ACQUIRED   GOODWILL      TOTAL
                                                     TECHNOLOGY     IPR&D     AND OTHER     PRICE
                                                     ----------    --------   ---------     ------
                                                                    (IN MILLIONS)
Fiscal 2001:
   Evity .........................................      $  2.5      $  7.0      $ 57.8      $ 67.3
   OptiSystems ...................................         6.3         6.0        59.2        71.5
   Various immaterial acquisitions ...............        14.5         3.7        18.2        36.4
                                                        ------      ------      ------      ------
                                                        $ 23.3      $ 16.7      $135.2      $175.2
                                                        ======      ======      ======      ======
Fiscal 2002:
   Various immaterial acquisitions ...............      $ 10.5      $   --      $  1.7      $ 12.2
                                                        ------      ------      ------      ------
                                                        $ 10.5      $   --      $  1.7      $ 12.2
                                                        ======      ======      ======      ======
Fiscal 2003:
   Remedy ........................................      $109.0      $ 12.0      $235.8      $356.8
   IT Masters ....................................        11.2          --        32.1        43.3
                                                        ------      ======      ------      ------
                                                        $120.2      $ 12.0      $267.9      $400.1
                                                        ======      ======      ======      ======


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

     At the acquisition date, Evity was conducting design, development, engineering and testing activities associated with the completion of SiteAngel 2.0, an enhanced version of Evity's SiteAngel website performance monitoring product, as well as new technologies in the areas of load testing and network infrastructure. The projects under development at the valuation date represented next-generation technologies that were expected to address emerging market demands for the web performance market.

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

     At the acquisition date, OptiSystems was conducting design, development, engineering and testing activities associated with the completion of several components of its Energizer(R) for R/3 product. The projects under development at the valuation date represented next-generation technologies that were expected to address emerging market demands for the enterprise application performance market.

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

     On November 20, 2002, we acquired the assets of Remedy from Peregrine for $355.0 million in cash plus the assumption of certain liabilities of Remedy. In accordance with the purchase agreement, the cash purchase price was adjusted to $347.3 million subsequent to March 31, 2003. The aggregate purchase price was $356.8 million, including the adjusted cash consideration and direct costs of the transaction. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of Remedy. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.



                                                   NOVEMBER 20,
                                                      2002
                                                   ------------
                                                  (IN MILLIONS)
Current assets ................................      $ 32.0
Property and equipment and other long-term
  assets ......................................        20.1
Intangible assets .............................       176.0
Goodwill ......................................       199.0
                                                     ------
   Total assets acquired ......................       427.1
                                                     ------
   Current liabilities ........................       (70.3)
                                                     ------
   Net assets acquired ........................      $356.8
                                                     ======



     Of the $176.0 million of acquired intangible assets, we allocated $12.0 million (3% of the purchase price) to in-process research and development projects. The amount allocated represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended, related to Remedy's incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date, during the quarter ended December 31, 2002.

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

     On March 20, 2003, we acquired all of the outstanding shares of IT Masters in a transaction accounted for as a purchase. The aggregate purchase price totaled $43.3 million in cash, including transaction costs, and was allocated as follows: $11.2 million to acquired technology, $34.8 million to goodwill and other intangibles, and $2.7 million to liabilities assumed, net of tangible assets acquired. At the acquisition date, there were no projects that had progressed to a degree that would enable the fair value of the in-process research and development to be estimated with reasonable reliability and therefore no value was allocated to IPR&D.

     In making the purchase price allocations to IPR&D, we considered present value calculations of income, analyses of project accomplishments and remaining outstanding items, assessments of overall contributions, as well as project risks. The values assigned to purchased in-process technology were determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value.

The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on our estimates of cost of sales, operating expenses and income taxes from such projects.

     In the present value calculations, aggregate revenues for the Evity, OptiSystems and Remedy developed, in-process and future products were estimated to grow at compounded annual growth rates of approximately 155%, 43% and 15%, respectively, for the five years following acquisition, assuming the successful completion and market acceptance of the major current and future research and development programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

     The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations and venture capital rates of return. Due to the nature of the forecasts and risks associated with the projected growth and profitability of the developmental projects, discount rates of 25% to 45% were used to value the acquired IPR&D for the various acquisitions during fiscal 2001, 2002 and 2003. Specifically, discount rates of 30%, 25% and 40% to 45% were used to value the acquired IPR&D for Evity, OptiSystems and Remedy, respectively. These discount rates were commensurate with the respective stage of development and the uncertainties in the economic estimates described above.

     The assumptions used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results used to determine fair value.

     The IPR&D charge for fiscal 2001 also includes the write-off of assets totaling $4.7 million related to a technology agreement with Envive Corporation that was terminated during the first quarter of fiscal 2001.

AMORTIZATION AND IMPAIRMENT OF ACQUIRED TECHNOLOGY, GOODWILL AND INTANGIBLES

     Under the purchase accounting method for certain of our acquisitions, portions of the purchase prices were allocated to goodwill, software and other intangible assets. Prior to April 1, 2002, we were amortizing all of these intangibles over three to five-year periods, which reflected the estimated useful lives of the respective assets. As of April 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with this Statement, goodwill and those intangible assets with indefinite lives are no longer amortized, but rather are tested for impairment annually and when events or circumstances indicate that their fair value has been reduced below carrying value. Acquired technology continues to be amortized under SFAS No. 86. See Note 5 to the accompanying Consolidated Financial Statements for a reconciliation of our reported net earnings (loss) and earnings (loss) per share to those amounts that would have resulted had there been no amortization of goodwill and intangible assets with indefinite lives for all periods presented. We assigned our goodwill to the applicable reporting units and tested it for impairment upon adoption of SFAS No. 142 as of April 1, 2002, and as of January 1, 2003 for the required annual testing. The fair value of each of our reporting units with goodwill assigned exceeded the respective carrying value of the reporting unit's allocated net assets, including goodwill, and therefore no goodwill was considered impaired as of either date.

     During fiscal 2002, we performed an assessment of the carrying values of our acquired technology, goodwill and intangibles recorded in connection with various acquisitions. The assessment was performed because sustained negative economic conditions impacted our operations and expected future revenues. Economic indicators at that time suggested that such conditions could continue for the foreseeable future. As a result, we recorded impairment charges of $15.5 million related to acquired technology to reflect these assets at their then current estimated net realizable values and $47.8 million related to goodwill to reflect these assets at their then current estimated fair values. These charges are reflected together with amortization expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2002, as amortization and impairment of acquired technology, goodwill and intangibles.

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

                                                                   TOTAL
                                         ACQUIRED                IMPAIRMENT
                                        TECHNOLOGY    GOODWILL     CHARGE
                                        ----------    --------   ----------
                                                   (IN MILLIONS)
          Acquisition:
             New Dimension .......        $ 8.4        $  --        $ 8.4
             Evity ...............          0.8         21.6         22.4
             OptiSystems .........          2.0         20.2         22.2
             Perform S.A. ........          4.3          6.0         10.3
                                          -----        -----        -----
                 Total ...........        $15.5        $47.8        $63.3
                                          =====        =====        =====

     We review the realizability of acquired technology, goodwill and intangibles on an ongoing basis, and when there is an indication of impairment, we perform the procedures under the applicable accounting pronouncements to quantify any impairment that exists. Determining the amount of impairment of these assets, if any, requires that we estimate future cash flows and make judgments regarding discount rates and other variables that impact the net realizable value or fair value of those assets, as applicable. Actual future cash flows and other assumed variables could differ from our estimates. Future impairment charges could be material.

     RESTRUCTURING COSTS

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

     During fiscal 2002, we sold our enterprise data propagation (EDP) technology for a minority equity investment in the purchaser and future cash payments to be made based on the purchaser's quarterly sales to our former EDP customers over the following four years. As these products were part of the discontinued business information integration products, the proceeds will be recorded as a reduction of restructuring costs, as a recovery of the amount previously written off for these products. For fiscal 2002, proceeds of $0.2 million were recorded, reflecting the estimated fair value of the equity investment received. As the future cash payments, if any, cannot be estimated, they will be recorded in the periods received as a reduction of restructuring costs up to the amount previously written off. Any receipts in excess of the related asset write-off will be reflected as other income.

     As of March 31, 2002, $2.6 million of severance and facilities costs related to actions completed under the restructuring plan remained accrued for payment in future periods, as follows:

                                                         BALANCE AT                    PAID OUT OR      BALANCE AT
                                                          MARCH 31,      CHARGED TO   CHARGED AGAINST    MARCH 31,
                                                            2001          EXPENSE     RELATED ASSETS       2002
                                                         ----------      ----------   ---------------   ----------
                                                                              (IN MILLIONS)
Severance and related expenses ...................          $  --          $35.1          $(33.8)         $ 1.3
Write-off of software assets, net of
proceeds received ................................             --           14.7           (14.7)            --
Facilities costs .................................             --            3.1            (1.8)           1.3
                                                            -----          -----          ------          -----
          Total accrual ..........................          $  --          $52.9          $(50.3)         $ 2.6
                                                            =====          =====          ======          =====

     The $0.1 million credit to restructuring costs recorded during fiscal 2003 is primarily related to the net effect of adjustments to facilities and severance accruals initially recorded during fiscal 2002. As of March 31, 2003, substantially all disbursements related to the fiscal 2002 restructuring plan have been paid.

MERGER-RELATED COSTS AND COMPENSATION CHARGES

     During fiscal 2001, 2002 and 2003, we recorded merger-related compensation charges of $11.4 million, $13.2 million and $0.6 million, respectively. These compensation charges are primarily related to the vesting of common stock issued as part of the Evity acquisition to certain Evity employee shareholders who we employed after the acquisition. Vesting was complete during the first quarter of fiscal 2003.

     Also during fiscal 2001 and 2002, $2.8 million and $0.4 million, respectively, of previously accrued merger costs related to the Boole merger were reversed, as certain lease and severance obligations were satisfied at amounts below the amounts originally estimated. These reversals are reflected as a reduction of merger-related costs and compensation charges in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2001 and 2002.

OTHER INCOME, NET

     Other income, net consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables, gains and losses on marketable securities and other investments and interest expense on short-term borrowings. Other income, net decreased 23% from fiscal 2001 to fiscal 2002 and decreased 9% from fiscal 2002 to fiscal 2003. Other income for fiscal 2001 includes a $2.9 million one-time gain related to the sale of a financial instrument and a one-time $6.3 million gain related to a real estate transaction. In fiscal 2002, the decrease in other income, net primarily relates to the one-time gains in the prior year discussed above, a $6.4 million loss on a marketable security and $4.6 million of impairment charges related to other equity investments. These decreases were partially offset by lower interest expense as a result of our payment of all short-term borrowings in the first quarter of fiscal 2002. In fiscal 2003, the decrease in other income, net primarily relates to increased write-downs of marketable securities as a result of fair value declines determined to be other than temporary totaling $13.4 million. Fiscal 2003 other income, net also included $4.5 million of impairment charges related to other equity investments.

INCOME TAXES

     We recorded income tax expense of $18.0 million in fiscal 2001, an income tax benefit of $46.4 million in fiscal 2002, and income tax expense of $21.3 million in fiscal 2003. Our effective tax rates were 30%, 20%, and 31% for fiscal 2001, 2002 and 2003, respectively. The reduced effective tax rate in fiscal 2002 is a result of the impact of non-deductible amortization expense in a year with a net pre-tax loss. For an analysis of the differences between the statutory and effective income tax rates, see Note 6 to the accompanying Consolidated Financial Statements.

     As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, we received a Revenue Agent's Report ("RAR") from the Internal Revenue Service (IRS) for the tax years ended March 31, 1998 and 1999. The RAR is not a statutory notice of deficiency, and we are protesting the findings in the RAR. The RAR proposes tax increases resulting from adjustments to the transfer pricing arrangement we have with one of our foreign subsidiaries. The IRS claims in the RAR that our U.S. operations have not been adequately compensated by the foreign subsidiary for the right to distribute our technology in a specific territory. The case has been transferred to the IRS Appeals division, and we are working with the IRS Appeals division to resolve the issues. We believe that we have meritorious defenses to the proposed adjustments, and that adequate provisions for income taxes have been made, and therefore we believe that the ultimate resolution of the issues will not have a material adverse impact on our consolidated financial position or results of operations.

     Recording income tax benefits results in the recognition of tax assets representing current tax refunds receivable from net operating loss carrybacks and/or the future benefit of utilizing net operating loss carryforwards and tax credit carryforwards to reduce future tax obligations. We evaluate the deferred tax assets related to net operating loss carryforwards and tax credit carryforwards at each balance sheet date to determine their realizability, considering currently enacted tax laws. If we determine that the assets are not fully realizable, a valuation allowance will be recorded to reduce the asset balances to their realizable values through a charge to income tax expense. Determining whether we will be able to utilize the net operating loss carryforwards and tax credit carryforwards requires that we estimate future taxable income and make judgments regarding the timing of future tax obligations. Actual taxable income could differ from our estimates. As of March 31, 2003, we believe it is more likely than not that we will be able to realize the tax asset related to net operating loss carryforwards and therefore no valuation allowance is recorded related to this asset. If we conclude that this tax asset requires a valuation allowance in the future, the effect on income tax expense could be material. As of March 31, 2003, we believe that it is more likely than not that a portion of the deferred tax asset related to tax credit carryforwards will not be realized and therefore we have recorded a valuation allowance for this amount. If we conclude that this tax asset requires an additional valuation allowance in the future, the effect on income tax expense could be material. See Note 6 to the accompanying Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continue to account for our stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25 and related interpretations and therefore the transition provisions will not have an impact on our consolidated financial position or results of operations. We have provided the required expanded disclosures in
Note 1(k) to the accompanying Consolidated Financial Statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions that relate to SFAS No. 133 Implementation Issues that have been effective for quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. We believe that adoption of SFAS No. 149 will not have a material effect on our consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires an issuer to classify specified financial instruments with characteristics of both liabilities and equity as liabilities that were previously classified either entirely as equity or between the liabilities section and the equity section of the statement of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe that adoption of SFAS No. 150 will not have a material effect on our consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that adoption of FIN 45 will not have a material effect on our consolidated financial position or results of operations. We have provided the required disclosures in Note 9 to the accompanying Consolidated Financial Statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. We are in the process of evaluating the implications of FIN 46 to all variable interest entities with which we have involvement, but have determined that we will not be required to consolidate the conduit entities discussed under the heading "Liquidity and Capital Resources" under FIN 46 because the arrangements do not result in us having variable interests in the conduit entities. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We believe that adoption of FIN 46 will not have a material effect on our consolidated financial position or results of operations.

QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly financial data for the fiscal years ended March 31, 2002 and 2003. This information has been prepared on the same basis as the accompanying Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

                                                                          QUARTERS ENDED
                                        -------------------------------------------------------------------------------------
                                        JUNE 30,   SEPT. 30,  DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,   MAR. 31,
                                          2001       2001       2001       2002       2002       2002       2002       2003
                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)
Total revenues .......................  $  341.0   $  295.1   $  321.0   $  331.8   $  305.2   $  291.2   $  349.6   $  380.7
Selling and marketing expenses .......     152.8      132.9      128.4      124.7      119.5      112.8      129.4      137.7
Research, development and support
 expenses ............................     113.0      105.8      137.2      123.2      118.2      112.4      120.5      138.8
Cost of professional services ........      26.9       25.1       22.7       20.6       21.4       20.9       22.3       22.2
General and administrative expenses ..      41.9       40.2       36.1       33.5       36.0       35.4       41.1       37.7
Acquired research and development ....        --         --         --         --         --         --       12.0         --
Amortization and impairment of
 acquired technology, goodwill and
 intangibles .........................      48.2       48.5      103.9       41.2       12.4       12.4       17.8       24.1
Restructuring costs ..................      12.0       32.7        8.2         --       (0.1)       0.3       (0.3)        --
Merger-related costs and
 compensation charges ................       2.7        3.1        5.8        1.2        0.6         --         --         --
                                        --------   --------   --------   --------   --------   --------   --------   --------
Operating income (loss) ..............     (56.5)     (93.2)    (121.3)     (12.6)      (2.8)      (3.0)       6.8       20.2
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net earnings (loss) ..................  $  (34.5)  $  (53.3)  $  (94.5)  $   (1.8)  $    5.2   $   10.1   $   12.1   $   20.6
                                        ========   ========   ========   ========   ========   ========   ========   ========
Basic EPS ............................  $  (0.14)  $  (0.22)  $  (0.39)  $  (0.01)  $   0.02   $   0.04   $   0.05   $   0.09
                                        ========   ========   ========   ========   ========   ========   ========   ========
Diluted EPS ..........................  $  (0.14)  $  (0.22)  $  (0.39)  $  (0.01)  $   0.02   $   0.04   $   0.05   $   0.09
                                        ========   ========   ========   ========   ========   ========   ========   ========
Shares used in computing basic EPS ...     247.3      246.5      243.6      242.1      240.9      239.1      234.6      232.7
                                        ========   ========   ========   ========   ========   ========   ========   ========
Shares used in computing diluted
 EPS .................................     247.3      246.5      243.6      242.1      242.5      239.8      235.5      234.0
                                        ========   ========   ========   ========   ========   ========   ========   ========

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, our cash, cash equivalents and marketable securities were $1,015.3 million, a decrease of $88.4 million from the March 31, 2002 balance. As discussed in more detail below, this decline is primarily due to cash funding for the Remedy and IT Masters acquisitions and treasury stock purchases which more than offset positive operating cash flow. Approximately two-thirds of the $1,015.3 million of cash, cash equivalents and marketable securities at March 31, 2003 is held in international locations and was largely generated from our international operations. Our international operations have generated $717.2 million of earnings for which U.S. income taxes have not been recorded. These earnings would be subject to U.S. income tax if repatriated to the United States. The potential deferred tax liability for these earnings is approximately $251 million; however, we have not provided a deferred tax liability on any portion of the $717.2 million as we plan to utilize our cash in international locations for foreign investment purposes. During fiscal 2003, we utilized cash held in international locations to fund a portion of the Remedy purchase price, based upon the valuation of the foreign assets of Remedy acquired, and the IT Masters purchase price.

     Our working capital as of March 31, 2003, was $259.4 million, reflecting a decrease from the March 31, 2002 balance of $316.2 million due primarily to cash funding for the Remedy and IT Masters acquisitions and treasury stock purchases which more than offset positive operating cash flow. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year, and while typically yielding greater returns, investing in such securities reduces reported working capital. Our marketable securities are primarily investment grade and highly liquid. Because of current economic trends, we have begun investing in securities with shorter original maturities. On December 31, 2002, we reclassified our held-to-maturity portfolio to the available-for-sale portfolio. The amortized cost recorded on the balance sheet for the transferred securities was $396.1 million at the date of reclassification. When the securities were transferred to the available-for-sale portfolio, a net unrealized gain of $15.8 million was recorded as a component of accumulated other comprehensive income (loss). The transfer of securities from the held-to-maturity portfolio was made to increase our flexibility to react to the unprecedented volatility in the debt securities markets that developed over the quarters preceding the date of transfer. Stockholders' equity as of March 31, 2003, was $1.4 billion.

     As discussed above, all of our marketable securities are classified as available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Changes in the fair values of these securities are reflected as unrealized gains and losses in stockholders' equity and as a component of comprehensive income (loss). Gains and losses on these securities are reflected in earnings either when realized through our sale of the securities or when a decline in fair value is determined to be other than temporary. Determining whether a value decline is other than temporary requires that we make judgments about expected future events. Actual future fair values could differ from our expectations.

     We continue to finance our operations primarily through funds generated from operations. For the year ended March 31, 2003, net cash provided by operating activities was $605.6 million. Our primary source of cash is the sale of our software licenses, software maintenance and professional services. We provide financing on a portion of these sales transactions to customers that meet our specified standards of creditworthiness. Our practice of providing financing at reasonable interest rates enhances our competitive position. We participate in established programs with third-party financial institutions to securitize or sell a significant portion of our finance receivables, enabling us to collect cash sooner and remove credit risk. We utilize a consolidated financial subsidiary and various wholly-owned, fully consolidated special-purpose entities in these transfers. We securitize finance receivables from customers with investment-grade credit ratings through two special-purpose entities sponsored by third-party financial institutions. The entities sponsored by third-party financial institutions are multi-seller conduits with access to commercial paper markets (the conduit entities) that purchase interests in similar receivables from numerous other companies unrelated to us. In a securitization transaction, we sell a pool of finance receivables to a wholly-owned special-purpose entity. This special-purpose entity then sells a senior interest in the receivables at a discount to a conduit entity in exchange for cash. Though wholly-owned and consolidated by us, the special-purpose entity's assets are legally isolated from the Company's general creditors and the conduit entity's investors have no recourse to our other assets for the failure of our customers to pay when due. We have no ownership in either of the conduit entities and have no voting influence over the conduit entities' operating and financial decisions. As a result, we do not consolidate the conduit entities. When we sell receivables in securitizations, we retain a beneficial interest in the securitized receivables, which is subordinate to the interests of the investors in the conduit entities. The retained subordinate interests are measured and recorded at fair value based on the present value of future expected cash flows estimated using our best estimates of the key assumptions, including expected credit losses and discount rates commensurate with the risks involved. We periodically review the key assumptions and estimates used in determining the fair value of the retained subordinate interests. The value of our retained subordinate interests is subject to credit and interest rate risks on the transferred financial assets. At March 31, 2002 and 2003, the fair value of our retained subordinate interests was $14.9 million and $14.2 million, respectively, and is included in long-term finance receivables in the accompanying Consolidated Balance Sheets. Our maximum exposure to loss at March 31, 2003, as a result of our involvement with the conduit entities is limited to the carrying value of the retained subordinate interest. Other finance receivables are sold to third-party financial institutions on a non-recourse basis. We record such transfers of beneficial interests in finance receivables to third-party financial institutions as sales of such finance receivables when we have surrendered control of such receivables, including determining that such assets have been isolated beyond our reach and the reach of our creditors. We have not guaranteed the transferred receivables and have no obligation upon default. During the years ended March 31, 2001, 2002 and 2003, we transferred $272.6 million, $263.0 million and $376.8 million, respectively, of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis without a negative cash flow impact. Recent shifts in various market factors have made the transfer of certain of our finance receivables more difficult and/or less cost effective, including changes in the overall capacity of the market for such receivables, in customers' credit quality, in the credit risk that third-party financial institutions are willing to accept and in the documentation requirements of the third-party financial institutions. These factors may impact our ability to transfer finance receivables in the future.

     Beginning in the quarter ended December 31, 2002, the change in long-term finance receivables has been reported as a component of cash flows from operating activities, whereas this was previously reported as a component of cash flows from investing activities. All periods presented have been reclassified for consistency. The change in long-term finance receivables decreased net cash provided by operating activities by $13.7 million in fiscal 2001, and increased net cash provided by operating activities by $60.0 million and $0.5 million for fiscal 2002 and 2003, respectively.

     Net cash used in investing activities for the year ended March 31, 2003 was $249.5 million, primarily related to the Remedy and IT Masters acquisitions, as discussed in Note 2 to the accompanying Consolidated Financial Statements, partially offset by proceeds from maturities of marketable securities during the period. Net cash used in financing activities for the year ended March 31, 2003 was $186.7 million, which primarily related to purchases of our common stock. On April 24, 2000, our board of directors authorized the purchase of up to $500.0 million in common stock, and on July 30, 2002, they authorized the purchase of an additional $500.0 million. During the year ended March 31, 2003, we purchased
13.5 million shares for $211.6 million. From the inception of the repurchase plan through March 31, 2003, we have purchased 29.7 million shares for $521.8 million. We plan to continue to buy our common stock and intend to purchase between $200 million and $300 million of common stock during fiscal 2004, subject to market conditions and other possible uses of our cash.

     We have no short-term or long-term debt outstanding. Our obligations for future minimum lease payments under non-cancelable operating leases are $72.6 million in fiscal 2004, $63.5 million in fiscal 2005, $53.8 million in fiscal 2006, $44.7 million in fiscal 2007, $31.0 million in fiscal 2008 and $58.9 million in fiscal 2009 and beyond.

     We believe that our existing cash balances and funds generated from operations will be sufficient to meet our liquidity requirements for the foreseeable future.

CERTAIN RISKS AND UNCERTAINTIES

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations.

WE MAY EXPERIENCE A SHORTFALL IN REVENUE IN ANY GIVEN QUARTER OR MAY ANNOUNCE LOWER FORECASTED REVENUE OR EARNINGS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

     Our revenue is difficult to forecast and is likely to fluctuate from quarter to quarter due to many factors outside of our control. In addition, a significant amount of our license transactions are completed during the final weeks and days of the quarter, and therefore we generally do not know whether revenues, earnings, cash flows and/or changes to the deferred license revenue balances will have met expectations until the first few days of the following quarter. Any significant revenue shortfall or lowered forecasts could cause our stock price to decline substantially. Factors that could affect our financial results include, but are not limited to:

     o the possibility that our customers may defer or limit purchases as a result of reduced information technology budgets, reduced data processing capacity demand or the current weak and uncertain economic and industry conditions;

     o the possibility that our customers may elect not to license our products for additional processing capacity until their actual processing capacity or expected future processing capacity exceeds the capacity they have already licensed from us;

     o the possibility that our customers may defer purchases of our products in anticipation of new products or product updates from us or our competitors;

     o the unpredictability of the timing and magnitude of our sales through direct sales channels, value-added resellers and distributors, which tend to occur late in each quarter;

     o an unexpected increase in license transactions that require revenues to be deferred or recognized ratably over time rather than upfront;

     o the timing of new product introductions by us and the market acceptance of new products, which may be delayed as a result of weak and uncertain economic and industry conditions;

     o changes in our pricing and distribution terms or those of our competitors; and

     o the possibility that our business will be adversely affected as a result of the threat of significant external events that increase global economic uncertainty.

     Investors should not rely on the results of prior periods as an indication of our future performance. Our operating expense levels are based, in significant part, on our expectations of future revenue. If we have a shortfall in revenue in any given quarter, we will not be able to reduce our operating expenses proportionally in response. Therefore, any significant shortfall in revenue will likely have an immediate adverse effect on our operating results for that quarter.

DECREASING DEMAND FOR ENTERPRISE LICENSE TRANSACTIONS COULD ADVERSELY AFFECT REVENUES.

     Fees from enterprise license transactions have historically been a fundamental component of our revenues. These revenues depend on our customers planning to grow their computer processing capacity and continuing to perceive an increasing need to use our existing software products on substantially greater processing capacity in future periods. Prior to 2000, we licensed many of our larger customers to operate our mainframe products on significant levels of processing capacity in excess of their then current mainframe processing capacity. During the past several years, we also entered into many enterprise license agreements with our larger customers to operate our distributed systems products on significant levels of processing capacity in excess of their then current distributed processing capacity. In a weak economy, these customers may elect not to license our products for additional processing capacity until their actual processing capacity or expected future processing capacity exceeds the capacity they have already licensed from us. If economic conditions weaken further, demand for data processing capacity could decline. In addition, the uncertain economic environment has reduced customers' expectations of future capacity growth, thus lessening demand for licensing excess processing capacity in anticipation of future growth. In the past, customers tended to renew their enterprise license agreements prior to their expiration. Recent experience indicates that some customers renew early while other customers continue to operate under their existing capacity. Sustained sluggishness in IT and capital spending can result in customers engaging in contract renewal discussions later than we anticipate. These factors make it difficult to anticipate the size and timing of renewals of enterprise licenses. If our customers who have entered into multi-year capacity-based licenses for excess processing capacity do not increase their processing capacity beyond the levels previously licensed from us or license additional processing capacity in anticipation of future growth, then our license revenues may not grow and our earnings could be adversely affected.

WE MAY HAVE DIFFICULTY ACHIEVING OUR CASH FLOW FROM OPERATIONS GOAL.

     Our quarterly cash flow is and has been volatile. If our cash generated from operations proved in some future period to be materially less than the market expects, the market price of our common stock could decline. Factors that could adversely affect our cash flow from operations in the future include: reduced net earnings; increased time required for the collection of accounts receivable; an increase in uncollectible accounts receivable; a significant shift from multi-year committed contracts to short-term contracts; a reduced ability to transfer finance receivables to third parties; reduced renewal rates for maintenance; and a reduced yield from marketable securities and cash and cash equivalents balances.

MAINTENANCE REVENUE COULD DECLINE.

     Maintenance revenues have increased in each of the last three fiscal years as a result of the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements for our mainframe products. In addition, customers may be entitled to reduced maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement. These discounts, combined with reduced maintenance percentages for long-term contracts and the recent decline in our license revenues, have led to lower growth rates for our maintenance revenue, excluding the impact of Remedy revenues subsequent to the acquisition date. Further declines in our license revenue and/or increased discounting would lead to declines in our maintenance revenues. Although renewal rates remain high, should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could lead to declines in our maintenance revenue.

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

INTENSE COMPETITION AND PRICING PRESSURES COULD ADVERSELY AFFECT OUR EARNINGS.

     The market for systems management software is highly competitive. We compete with a variety of software vendors including IBM, Hewlett Packard (HP), Computer Associates (CA) and a number of smaller software vendors. We derived approximately half of our total revenues in fiscal 2003 from software products for IBM and IBM-compatible mainframe computers. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM continues to invest in the IMS and DB2 utility market and appears to be committed to competing in these markets. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business would be materially adversely affected. As a large hardware vendor and outsourcer of IT services, IBM has the ability to bundle its other goods and services with its software and offer packaged solutions to customers which could result in increased pricing pressure. To date, our solutions have competed well against IBM's because we have developed advanced automation and artificial intelligence features and our utilities have maintained a speed advantage. In addition, we believe that because we provide enterprise management solutions across multiple platforms we are better positioned to provide customers with comprehensive management solutions for their complex multi-vendor IT environments than integrated hardware and software companies like IBM. CA is also competing with us in these markets. Competition has led to increased pricing pressures within the mainframe systems software markets. We continue to reduce the cost to our customers of our mainframe tools and utilities in response to such competitive pressures. Although to date we have not experienced significant competition from Microsoft, their dominant position in the operating system market makes them capable of exerting competitive pressure in the systems management market as well. We also face competition from several niche software vendors, particularly for our distributed systems product lines. In addition, the software industry is experiencing continued consolidation. There is a risk that some of our competitors may combine and consolidate market positions or combine technology, making them stronger competitors.

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

FAILURE TO MAINTAIN OUR EXISTING DISTRIBUTION CHANNELS AND DEVELOP ADDITIONAL CHANNELS IN THE FUTURE COULD ADVERSELY AFFECT REVENUES AND EARNINGS.

     With the acquisition of Remedy, the percentage of our revenue from sales of our products and services through distribution channels such as systems integrators and value-added resellers is increasing. Conducting business through indirect distribution channels presents a number of risks, including:

     o each of our systems integrators and value-added resellers can cease marketing our products and services with limited or no notice and with little or no penalty;

     o our existing systems integrators and value-added resellers may not be able to effectively sell new products and services that we may introduce;

     o we do not have direct control over the business practices adopted by our systems integrators and value-added resellers;

     o our systems integrators and value-added resellers may also offer competitive products and services;

     o we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities; and

     o our systems integrators and value-added resellers may not give priority to the marketing of our products and services as compared to our competitors' products.

CHANGES IN PRICING PRACTICES COULD ADVERSELY AFFECT REVENUES AND EARNINGS.

     We may choose to make changes to our product packaging, pricing or licensing programs in response to customer demands or as a means to differentiate our product offerings. If made, such changes may have a material adverse impact on revenues or earnings.

OUR CUSTOMERS MAY NOT ACCEPT OUR PRODUCT STRATEGIES.

     Historically, we have focused on selling software products to address specific customer problems associated with their applications. Our BSM strategy requires us to integrate multiple software products so that they work together to provide comprehensive systems management solutions. There can be no assurance that customers will perceive a need for such solutions. In addition, there may be technical difficulties in integrating individual products into a combined solution that may delay the introduction of such solutions to the market or adversely affect the demand for such solutions. We may also adopt different sales strategies for marketing our products, and there can be no assurance that our strategies for selling solutions will be successful.

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

     With each of our acquisitions, we have initiated efforts to integrate the disparate cultures, employees, systems and products of these companies. Retention of key employees is critical to ensure the continued advancement, development, support, sales and marketing efforts pertaining to the acquired products. We have implemented retention programs to keep many of the key technical, sales and marketing employees of acquired companies; nonetheless, we have lost some key employees and may lose others in the future.

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

POSSIBILITY OF INFRINGEMENT CLAIMS.

     From time to time, we receive notices from third parties claiming infringement by our products of patent and other intellectual property rights. We expect that software products will increasingly be subject to such claims as the number of products and competitors in our industry segments grows and the functionality of products overlaps. In addition, we may receive more patent infringement claims as companies increasingly seek to patent their software and business methods and enforce such patents, especially given the increase in software and business method patents issued during the past several years. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require us to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations or financial position could be materially adversely affected.

RISKS RELATED TO INTERNATIONAL OPERATIONS.

     We have committed, and expect to continue to commit, substantial resources and funding to build our international infrastructure. Operating costs in many countries, including many of those in which we operate, are higher than in the United States. To increase international sales in fiscal 2004 and subsequent periods, we must continue to globalize our software product lines; expand existing and establish additional foreign operations; hire additional personnel; identify suitable locations for sales, marketing, customer service and development; and recruit international distributors and resellers in selected territories. Future operating results are dependent on sustained performance improvement by our international offices, particularly our European operations. Our operations and financial results internationally could be significantly adversely affected by several risks such as changes in foreign currency exchange rates, sluggish regional economic conditions and difficulties in staffing and managing international operations. Generally, our foreign sales are denominated in our foreign subsidiaries' local currencies. If these foreign currency exchange rates change unexpectedly, we could have significant gains or losses.

     We maintain a software development and information technology operations office in India which operates as an extension of our primary development and information technology operations and we contract with third-party developers in India. As other software companies have done and are continuing to do, we plan to continue to allocate more development and IT resources to India with the expectation of achieving significant efficiencies, including reducing operational costs and permitting an around-the-clock development cycle. To date, the dispute between India and Pakistan involving the Kashmir region has not adversely affected our operations in India. Should we be unable to conduct operations in India in the future, we believe that our business could be temporarily adversely affected.

     We conduct substantial development and marketing operations in Israel and, accordingly, we are directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our business, operating results and financial condition. We maintain comprehensive contingency and business continuity plans, and to date, the current conflict in the region and hostilities within Israel have not caused disruption of our operations located in Israel.

ACCOUNTING PRONOUNCEMENTS UNDER CONSIDERATION RELATED TO STOCK-BASED COMPENSATION WOULD REDUCE OUR REPORTED EARNINGS AND COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL BY REDUCING THE STOCK-BASED COMPENSATION WE ARE ABLE TO PROVIDE.


     We have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with BMC Software. In accounting for our stock option grants using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, we recognize no compensation cost because the exercise price of options granted is equal to the market value of our common stock on the date of grant. The Financial Accounting Standards Board
(FASB) is currently considering changes to US generally accepted accounting principles that, if implemented, would require us to record charges to earnings for employee stock option grants, which would negatively impact our earnings. For example, as disclosed in Note 1(k) to the accompanying Consolidated Financial Statements, recording charges for employee stock options using the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation" would have reduced net earnings by $83.0 million, $84.0 million and $62.4 million for fiscal years 2001, 2002 and 2003, respectively. In addition, new regulations proposed by The New York Stock Exchange requiring stockholder approval for all stock option plans as well as new regulations prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or costly to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially adversely affect our business.


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

FOREIGN CURRENCY EXCHANGE RATE RISK

     We operate globally and the functional currency for most of our non-U.S. enterprises is the local currency. For fiscal 2001, 2002 and 2003, approximately 43%, 42% and 44% of our total revenues were derived from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize our risk from changes in foreign currency exchange rates, we utilize certain derivative financial instruments.

   We primarily utilize two types of derivative financial instruments in managing our foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to reduce currency exposure associated with our rights and obligations denominated in foreign currencies that subject us to transaction risk. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of each month. Forward exchange contracts and purchased option contracts, with terms generally less than one year, are used to hedge anticipated, but not firmly committed, sales transactions. Principal currencies hedged are the Euro and British pound in Europe, the Japanese yen and Australian dollar in the Asia Pacific region and the Israeli shekel. While we actively manage our foreign currency risks on an ongoing basis, there can be no assurance our foreign currency hedging activities will offset the full impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during fiscal 2001, 2002 or 2003.

     Based on our foreign currency exchange instruments outstanding at March 31, 2003, we estimate a one-day maximum potential loss on our foreign currency exchange instruments of $3.9 million based on a value-at-risk ("VAR") model utilizing Monte Carlo simulation. The comparable estimate based on our foreign currency exchange instruments outstanding at March 31, 2002 was $2.4 million utilizing the same model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The average VAR for the period was $3.1 million for fiscal 2003 and $4.1 million for fiscal 2002. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.

INTEREST RATE RISK - INVESTMENTS

     We adhere to a conservative investment policy, whereby our principle concern is the preservation of liquid funds while maximizing our yield on such assets. Cash, cash equivalents and marketable securities approximated $1.0 billion at March 31, 2003, and were primarily invested in different types of investment-grade debt securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold or the loss in value was deemed to be other than temporary.

     Based on our consolidated financial position, results of operations and net cash flows for the year ended March 31, 2003, we estimate that a near-term change in interest rates would not have a material effect on our future consolidated results of operations or cash flows or the fair values of the investments. We used a VAR variance-covariance model to measure potential market risk on our marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Reference is made to the Company's Current Report on Form 8-K filed March 22, 2002, which is incorporated by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be included in our definitive Proxy Statement in connection with our 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2003, under the headings "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be set forth in the 2003 Proxy Statement under the headings "COMPENSATION OF DIRECTORS" and "EXECUTIVE COMPENSATION" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item will be set forth in the 2003 Proxy Statement under the headings "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "EQUITY COMPENSATION PLANS" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be set forth in the 2003 Proxy Statement under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within 90 days before the filing of this report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the Company's principal executive officer and principal financial officer believe that:

     o the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     o the Company's disclosure controls and procedures were effective to ensure such information was accumulated and communicated to the Company's management, including the Company's principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company' internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.



                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)Documents filed as a part of this Report

     1. The following consolidated financial statements of BMC Software, Inc. and subsidiaries (the Company) and the related reports of independent auditors and independent public accountants are filed herewith:

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
Report of Independent Auditors ...........................................................      34
Report of Independent Public Accountants .................................................      35
Consolidated Financial Statements:
  Balance Sheets as of March 31, 2002 and 2003 ...........................................      36
  Statements of Operations and Comprehensive Income (Loss) for the years ended
    March 31, 2001, 2002 and 2003 ........................................................      37
  Statements of Stockholders' Equity for the years ended March 31, 2001, 2002 and 2003  ..      38
  Statements of Cash Flows for the years ended March 31, 2001, 2002 and 2003 .............      39
  Notes to Consolidated Financial Statements .............................................      40

     2. The following financial statement schedule of the Company and the related reports of independent auditors and independent public accountants are filed herewith:

Report of Independent Auditors ...........................................................      63
Report of Independent Public Accountants .................................................      64
Schedule II -- Valuation Accounts ........................................................      65

     All other financial statement schedules are omitted because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned consolidated financial statements.

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

      3.3  -- Certificate of Amendment of Restated Certificate of
              Incorporation filed November 30, 1999; incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002 (the 2002 10-K).

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

      4.2 -- Amendment to the Rights Agreement; incorporated by reference to Exhibit 4.3 to the 1997 10-K.

   10.1(a) -- BMC Software, Inc. 1994 Employee Incentive Plan;
              incorporated by reference to Exhibit 10.7(a) to the Company's Annual Report on Form 10-K for the year ended March 31, 1995 (the 1995 10-K).

   10.1(b) -- Form of Stock Option Agreement employed under BMC Software,
              Inc. 1994 Employee Incentive Plan; incorporated by reference to
              Exhibit 10.7(b) to the 1995 10-K.

   10.2(a) -- BMC Software, Inc. 1994 Non-employee Directors' Stock
              Option Plan; incorporated by reference to Exhibit 10.8(a) to the 1995 10-K.

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

   10.4(b) -- First Amendment to 2000 Employee Stock Incentive Plan;
              incorporated by reference to Exhibit 10.4(b) to the 2002 10-K.

   10.4(c) -- Second Amendment to 2000 Employee Stock Incentive Plan;
              incorporated by reference to Exhibit 10.4(c) to the 2002 10-K.

   10.4(d) -- Form of Stock Option Agreement employed under 2000 Employee
              Stock Incentive Plan; incorporated by reference to Exhibit 10.4(d) to the 2002 10-K.

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

  10.6(b) -- Amendment No. 1 to Executive Employment Agreement between
             BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(b) to the 2002 10-K.

 *10.6(c) -- Amendment No. 2 to Executive Employment Agreement between
             BMC Software, Inc. and Robert Beauchamp.

  10.7(a) -- Form of Executive Employment Agreement between BMC
             Software, Inc. and each of Dan Barnea, Darroll Buytenhuys, Jeffrey Hawn and Robert H. Whilden, Jr.; incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

  10.7(b) -- Form of Amendment No. 1 to Executive Employment Agreement
             between BMC Software, Inc. and each of Dan Barnea, Darroll Buytenhuys, Jeffrey Hawn and Robert H. Whilden, Jr.; incorporated by reference to Exhibit 10.7(b) to the 2002 10-K.

 *10.7(c) -- Form of Amendment No. 2 to Executive Employment Agreement
             between BMC Software, Inc. and each of Dan Barnea, Darroll Buytenhuys, Jeffrey Hawn and Robert H. Whilden, Jr.

  10.7(d) -- Schedule to Form of Executive Employment Agreement, as
             amended; incorporated by reference to Exhibit 10.8 to the 2002
             10-K.

  10.8(a) -- BMC Software, Inc. 2002 Nonemployee Director Stock Option
             Plan; incorporated by reference to Appendix B to the Company's 2002 proxy statement filed with the SEC on Schedule 14A (the 2002 Proxy Statement).

 *10.8(b) -- Form of Stock Option Agreement employed under BMC
             Software, Inc. 2002 Nonemployee Director Stock Option Plan.

  10.9(a) -- BMC Software, Inc. 2002 Employee Incentive Plan;
             incorporated by reference to Appendix C to the 2002 Proxy
             Statement.

 *10.9(b) -- Form of Stock Option Agreement employed under BMC
             Software, Inc. 2002 Employee Incentive Plan.

   *10.10 -- BMC Software, Inc. Short-term Incentive Performance Award
             Program.

   *10.11 -- BMC Software, Inc. Long-term Incentive Performance Award
             Program.

    *21.1 -- Subsidiaries of the Company.

    *23.1 -- Consent of Independent Auditors.

    *23.2 -- Notice Regarding Consent of Arthur Andersen LLP.

    *99.1 -- Certification of Chief Executive Officer of BMC Software,
             Inc. pursuant to 18 U.S.C. Section 1350.

    *99.2 -- Certification of Chief Financial Officer of BMC Software,
             Inc. pursuant to 18 U.S.C. Section 1350.

* Filed herewith.

     (b) Reports on Form 8-K

     On January 7, 2003, BMC Software filed a Current Report on Form 8-K, dated January 7, 2003, reporting under Item 9 a presentation by our CEO, Bob Beauchamp, at the Morgan Stanley Software, Services, Internet and Networking Conference.

     Under the regulations of the Securities Act of 1933, as amended, our acquisition of the assets of Remedy may constitute the acquisition of a business requiring the filing of separate financial statements for such business. On February 14, 2003, we filed a Current Report on Form 8-K/A, dated November 20, 2002, providing under Item 7 the historical financial statements of Remedy and pro forma financial information of BMC Software after giving effect to the acquisition of Remedy. We have decided not to seek a no action letter from the SEC with respect to the filing of such historical financial statements of Remedy.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of BMC Software, Inc.

     We have audited the accompanying consolidated balance sheets of BMC Software, Inc. and subsidiaries as of March 31, 2002 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMC Software, Inc. and subsidiaries at March 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 and Note 5 to the consolidated financial statements, BMC Software, Inc. and subsidiaries changed its method of accounting for goodwill and other purchased intangible assets during the year ended March 31, 2003.




                                                     /s/ Ernst & Young LLP



Houston, Texas
April 23, 2003

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH BMC SOFTWARE, INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2002. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2003. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION. THE CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001, AND THE CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEAR ENDED MARCH 31, 2000 REFERRED TO IN THIS REPORT HAVE NOT BEEN INCLUDED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS.



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


ARTHUR ANDERSEN LLP


Houston, Texas
June 8, 2001

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              MARCH 31,
                                                                       -----------------------
                                                                         2002           2003
                                                                       --------       --------
                                                                            (IN MILLIONS,
                                                                        EXCEPT PER SHARE DATA)
Current assets:
  Cash and cash equivalents .....................................      $  330.0       $  500.1
  Marketable securities .........................................         215.8          151.7
  Accounts receivable:
    Trade, net ..................................................         182.6          186.4
    Current trade finance receivables, net ......................         129.9          154.4
                                                                       --------       --------
         Total accounts receivable ..............................         312.5          340.8
  Income taxes receivable .......................................          70.1           18.0
  Other current assets ..........................................          68.4           87.6
                                                                       --------       --------
         Total current assets ...................................         996.8        1,098.2
Property and equipment, net of accumulated
 depreciation and amortization of $259.3 and $307.4 .............         443.0          408.4
Software development costs and related assets, net
 of accumulated amortization of $336.2 and $438.6 ...............         211.8          192.7
Long-term marketable securities .................................         557.9          363.5
Long-term trade finance receivables, net ........................         176.3          175.9
Acquired technology, net of accumulated
 amortization of $115.6 and $170.1 ..............................          50.2          117.1
Goodwill ........................................................         121.6          353.4
Intangible assets ...............................................          12.0           57.4
Other long-term assets ..........................................         106.6           78.9
                                                                       --------       --------
                                                                       $2,676.2       $2,845.5
                                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ........................................      $   16.2       $   52.2
  Accrued liabilities ...........................................         204.2          225.0
  Current portion of deferred revenue ...........................         460.2          561.6
                                                                       --------       --------
         Total current liabilities ..............................         680.6          838.8
Long-term deferred revenue ......................................         483.1          607.1
Other long-term liabilities .....................................           5.9           16.2
                                                                       --------       --------
         Total liabilities ......................................       1,169.6        1,462.1
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 1.0 shares
   authorized, none issued and outstanding ......................            --             --
  Common stock, $.01 par value, 600.0 shares
   authorized, 249.0 shares issued ..............................           2.5            2.5
  Additional paid-in capital ....................................         536.9          537.0
  Retained earnings .............................................       1,126.6        1,143.9
  Accumulated other comprehensive loss ..........................         (18.8)          (7.7)
                                                                       --------       --------
                                                                        1,647.2        1,675.7
  Less treasury stock, at cost, 8.0 and 17.9 shares .............        (135.2)        (290.1)
  Less unearned portion of restricted stock
   compensation .................................................          (5.4)          (2.2)
                                                                       --------       --------
         Total stockholders' equity .............................       1,506.6        1,383.4
                                                                       --------       --------
                                                                       $2,676.2       $2,845.5
                                                                       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                                                                                    YEARS ENDED MARCH 31,
                                                                         -----------------------------------------
                                                                            2001            2002           2003
                                                                         ---------       ---------       ---------
                                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
               Revenues:
                 License ..........................................      $   892.2       $   625.0       $   605.7
                 Maintenance ......................................          524.1           575.8           635.8
                 Professional services ............................           93.3            88.1            85.2
                                                                         ---------       ---------       ---------
                         Total revenues ...........................        1,509.6         1,288.9         1,326.7
                                                                         ---------       ---------       ---------
               Selling and marketing expenses .....................          600.7           538.8           499.4
               Research, development and support expenses .........          442.6           479.2           489.9
               Cost of professional services ......................          101.1            95.3            86.8
               General and administrative expenses ................          165.5           151.7           150.2
               Acquired research and development ..................           21.4              --            12.0
               Amortization and impairment of acquired
                technology, goodwill and intangibles ..............          178.2           241.8            66.7
               Restructuring costs ................................             --            52.9            (0.1)
               Merger-related costs and compensation charges ......            8.6            12.8             0.6
                                                                         ---------       ---------       ---------
                         Total operating expenses .................        1,518.1         1,572.5         1,305.5
                                                                         ---------       ---------       ---------
                         Operating income (loss) ..................           (8.5)         (283.6)           21.2
               Interest and other income, net .....................           79.4            66.9            65.4
               Interest expense ...................................          (11.3)           (0.4)             --
               Gain (loss) on marketable securities and
                other investments .................................            0.8           (13.4)          (17.3)
                                                                         ---------       ---------       ---------
                         Other income, net ........................           68.9            53.1            48.1
                                                                         ---------       ---------       ---------
                         Earnings (loss) before income taxes ......           60.4          (230.5)           69.3
               Income tax provision (benefit) .....................           18.0           (46.4)           21.3
                                                                         ---------       ---------       ---------
                         Net earnings (loss) ......................      $    42.4       $  (184.1)      $    48.0
                                                                         =========       =========       =========
               Basic earnings (loss) per share ....................      $    0.17       $   (0.75)      $    0.20
                                                                         =========       =========       =========
               Diluted earnings (loss) per share ..................      $    0.17       $   (0.75)      $    0.20
                                                                         =========       =========       =========
               Shares used in computing basic earnings
                (loss) per share ..................................          245.4           245.0           236.9
                                                                         =========       =========       =========
               Shares used in computing diluted earnings
                (loss) per share ..................................          252.5           245.0           237.9
                                                                         =========       =========       =========
               Comprehensive income (loss):
                 Net earnings (loss) ..............................      $    42.4       $  (184.1)      $    48.0
                 Foreign currency translation adjustment ..........           (1.9)           (9.5)           (6.0)
                 Unrealized gain (loss) on securities
                   available for sale:
                  Unrealized gain (loss), net of taxes of
                    $1.0 $0.6 and $7.3 ............................           (1.9)            1.1            13.5
                  Realized (gain) loss included in net earnings
                    (loss), net of taxes of $0.3, $1.0 and $2.7 ...           (0.5)            1.9             4.9
                                                                         ---------       ---------       ---------
                                                                              (2.4)            3.0            18.4
                 Unrealized gain (loss) on derivative instruments:
                  Unrealized gain (loss), net of taxes of
                    $6.3, $0.6 and $2.7 ...........................           11.6             1.0            (5.0)
                  Realized (gain) loss included in net earnings
                    (loss), net of taxes of $7.4, $1.9 and $2.0 ...          (13.7)           (3.5)            3.7
                                                                         ---------       ---------       ---------
                                                                              (2.1)           (2.5)           (1.3)
                                                                         ---------       ---------       ---------
                         Comprehensive income (loss) ..............      $    36.0       $  (193.1)      $    59.1
                                                                         =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 2001, 2002 AND 2003
                                  (IN MILLIONS)

                                                                                                                    UNREALIZED
                                                                                                                    GAIN (LOSS)
                                                                                                                        ON
                                                                                                        FOREIGN     SECURITIES
                                                        COMMON STOCK        ADDITIONAL                  CURRENCY     AVAILABLE
                                                   --------------------      PAID-IN      RETAINED    TRANSLATION     FOR SALE,
                                                    SHARES       AMOUNT      CAPITAL      EARNINGS     ADJUSTMENT   NET OF TAXES
                                                   --------     --------    ----------    --------    -----------   ------------
Balance, March 31, 2000 ......................        244.6     $    2.4     $  401.1     $1,385.6      $   (6.0)     $   (2.6)
  Net earnings ...............................           --           --           --         42.4            --            --
  Foreign currency translation adjustment ....           --           --           --           --          (1.9)           --
  Common stock and options issued in
   connection with acquisitions ..............          1.6          0.1         79.3           --            --            --
  Treasury stock purchases ...................           --           --           --           --            --            --
  Shares issued for stock-based
   compensation ..............................          1.9           --         33.1        (91.8)           --            --
  Tax benefit of stock-based compensation ....           --           --         17.4           --            --            --
  Earned portion of restricted stock
   compensation ..............................           --           --           --           --            --            --
  Unrealized loss on securities available
   for sale ..................................           --           --           --           --            --          (1.9)
  Realized gain on securities available
   for sale ..................................           --           --           --           --            --          (0.5)
  Unrealized gain on derivative
   instruments ...............................           --           --           --           --            --            --
  Realized gain on derivative instruments ....           --           --           --           --            --            --
                                                   --------     --------     --------     --------      --------      --------
Balance, March 31, 2001 ......................        248.1          2.5        530.9      1,336.2          (7.9)         (5.0)
  Net loss ...................................           --           --           --       (184.1)           --            --
  Foreign currency translation adjustment ....           --           --           --           --          (9.5)           --
  Treasury stock purchases ...................           --           --           --           --            --            --
  Shares issued/forfeited for stock-based
   compensation ..............................          0.9           --          2.1        (25.5)           --            --
  Tax benefit of stock-based compensation ....           --           --          3.9           --            --            --
  Earned portion of restricted stock
   compensation ..............................           --           --           --           --            --            --
  Unrealized gain on securities available
   for sale ..................................           --           --           --           --            --           1.1
  Realized loss on securities available
   for sale ..................................           --           --           --           --            --           1.9
  Unrealized gain on derivative
   instruments ...............................           --           --           --           --            --            --
  Realized gain on derivative instruments ....           --           --           --           --            --            --
                                                   --------     --------     --------     --------      --------      --------
Balance, March 31, 2002 ......................        249.0          2.5        536.9      1,126.6         (17.4)         (2.0)
  Net income .................................           --           --           --         48.0            --            --
  Foreign currency translation adjustment ....           --           --           --           --          (6.0)           --
  Treasury stock purchases ...................           --           --           --           --            --            --
  Shares issued for stock-based
   compensation ..............................           --           --          0.1        (30.7)           --            --
  Earned portion of restricted stock
   compensation ..............................           --           --           --           --            --            --
  Unrealized gain on securities available
   for sale ..................................           --           --           --           --            --          13.5
  Realized loss on securities available
   for sale ..................................           --           --           --           --            --           4.9
  Unrealized loss on derivative
   instruments ...............................           --           --           --           --            --            --
  Realized loss on derivative instruments ....           --           --           --           --            --            --
                                                   --------     --------     --------     --------      --------      --------
Balance, March 31, 2003 ......................        249.0     $    2.5     $  537.0     $1,143.9      $  (23.4)     $   16.4
                                                   ========     ========     ========     ========      ========      ========


                                                    UNREALIZED
                                                    GAIN (LOSS)                  UNEARNED
                                                        ON                      PORTION OF
                                                    DERIVATIVE     TREASURY     RESTRICTED      TOTAL
                                                    INSTRUMENTS,     STOCK,       STOCK      STOCKHOLDERS'
                                                    NET OF TAXES    AT COST    COMPENSATION     EQUITY
                                                    ------------   --------    ------------  -------------
Balance, March 31, 2000 ......................       $    5.2      $     --      $   (4.8)     $1,780.9
  Net earnings ...............................             --            --            --          42.4
  Foreign currency translation adjustment ....             --            --            --          (1.9)
  Common stock and options issued in
   connection with acquisitions ..............             --            --         (25.1)         54.3
  Treasury stock purchases ...................             --        (155.1)           --        (155.1)
  Shares issued for stock-based
   compensation ..............................             --         134.2         (13.5)         62.0
  Tax benefit of stock-based compensation ....             --            --            --          17.4
  Earned portion of restricted stock
   compensation ..............................             --            --          19.8          19.8
  Unrealized loss on securities available
   for sale ..................................             --            --            --          (1.9)
  Realized gain on securities available
   for sale ..................................             --            --            --          (0.5)
  Unrealized gain on derivative
   instruments ...............................           11.6            --            --          11.6
  Realized gain on derivative instruments ....          (13.7)           --            --         (13.7)
                                                     --------      --------      --------      --------
Balance, March 31, 2001 ......................            3.1         (20.9)        (23.6)      1,815.3
  Net loss ...................................             --            --            --        (184.1)
  Foreign currency translation adjustment ....             --            --            --          (9.5)
  Treasury stock purchases ...................             --        (156.1)           --        (156.1)
  Shares issued/forfeited for stock-based
   compensation ..............................             --          41.8           2.1          20.5
  Tax benefit of stock-based compensation ....             --            --            --           3.9
  Earned portion of restricted stock
   compensation ..............................             --            --          16.1          16.1
  Unrealized gain on securities available
   for sale ..................................             --            --            --           1.1
  Realized loss on securities available
   for sale ..................................             --            --            --           1.9
  Unrealized gain on derivative
   instruments ...............................            1.0            --            --           1.0
  Realized gain on derivative instruments ....           (3.5)           --            --          (3.5)
                                                     --------      --------      --------      --------
Balance, March 31, 2002 ......................            0.6        (135.2)         (5.4)      1,506.6
  Net income .................................             --            --            --          48.0
  Foreign currency translation adjustment ....             --            --            --          (6.0)
  Treasury stock purchases ...................             --        (211.6)           --        (211.6)
  Shares issued for stock-based
   compensation ..............................             --          56.7            --          26.1
  Earned portion of restricted stock
   compensation ..............................             --            --           3.2           3.2
  Unrealized gain on securities available
   for sale ..................................             --            --            --          13.5
  Realized loss on securities available
   for sale ..................................             --            --            --           4.9
  Unrealized loss on derivative
   instruments ...............................           (5.0)           --            --          (5.0)
  Realized loss on derivative instruments ....            3.7            --            --           3.7
                                                     --------      --------      --------      --------
Balance, March 31, 2003 ......................       $   (0.7)     $ (290.1)     $   (2.2)     $1,383.4
                                                     ========      ========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED MARCH 31,
                                                                                ---------------------------------
                                                                                 2001         2002          2003
                                                                                -------      -------      -------
                                                                                          (IN MILLIONS)
Cash flows from operating activities:
  Net earnings (loss) .....................................................     $  42.4      $(184.1)     $  48.0
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
    Restructuring costs ...................................................          --         18.0         (1.9)
    Acquired research and development and
     merger-related costs and compensation charges ........................        29.7         11.6         12.6
    Depreciation and amortization .........................................       314.9        375.6        248.3
    Impairment of acquired technology and goodwill ........................          --         63.3           --
    Write-off of technology assets and investments ........................          --         10.0          5.3
    Loss on sale/disposal of property and
     equipment ............................................................         0.9          0.2           --
    (Gain) loss on marketable securities ..................................        (0.8)         8.8         12.7
    Equity in loss of unconsolidated affiliate ............................         0.3          0.6           --
    Gain on sale of financial instrument ..................................        (2.9)          --           --
    Gain from real estate transaction .....................................        (6.3)          --           --
    Decrease in allowance for doubtful accounts ...........................        (5.9)        (1.4)        (7.1)
    Deferred income tax provision (benefit) ...............................       (20.2)        (6.3)        10.8
    Earned portion of restricted stock compensation
     and other compensatory stock issuances ...............................        10.8          2.2          2.6
    Changes in operating assets and liabilities,
     net of acquisitions:
      Decrease in accounts receivable .....................................        91.8        108.8         35.3
      (Increase) decrease in finance receivables ..........................       (69.2)       122.5        (22.6)
      (Increase) decrease in income taxes
       receivable .........................................................        (4.1)       (61.8)        52.1
      Increase in current and long-term deferred
       revenue ............................................................       161.8        109.3        194.0
      Increase (decrease) in payable to third-party
       financing institutions for finance receivables .....................        12.3        (17.4)        39.3
      Change in other operating assets and
       liabilities ........................................................         9.9         22.9        (23.8)
                                                                                -------      -------      -------
         Net cash provided by operating activities ........................       565.4        582.8        605.6
                                                                                -------      -------      -------
Cash flows from investing activities:
    Debtor-in-possession financing provided to
     Peregrine Systems, Inc. ..............................................          --           --        (53.8)
    Proceeds from debtor-in-possession financing
     provided to Peregrine Systems, Inc. ..................................          --           --         53.8
  Cash paid for technology acquisitions and other
     investments, net of cash acquired ....................................      (133.8)       (19.9)      (408.2)
  Return of capital for cost-basis investments ............................          --          3.2          0.7
  Purchases of marketable securities ......................................      (187.1)      (134.6)      (124.3)
  Maturities of/proceeds from sales of marketable
   securities .............................................................       238.6        204.5        394.1
  Purchases of property and equipment .....................................      (182.5)       (64.3)       (23.6)
  Proceeds from sales of property and equipment ...........................         0.2          6.7           --
  Capitalization of software development costs
   and related assets .....................................................      (112.2)      (104.2)       (88.2)
  Proceeds from sale of financial instrument ..............................         9.4           --           --
  Proceeds from real estate transaction ...................................         6.5           --           --
                                                                                -------      -------      -------
         Net cash used in investing activities ............................      (360.9)      (108.6)      (249.5)
                                                                                -------      -------      -------
Cash flows from financing activities:
  Treasury stock acquired .................................................      (155.1)      (155.1)      (211.6)
  Stock options exercised and other .......................................        59.6         21.3         26.1
  Proceeds from borrowings ................................................        35.0           --           --
  Payments on borrowings ..................................................      (148.5)      (150.0)        (1.2)
                                                                                -------      -------      -------
         Net cash used in financing activities ............................      (209.0)      (283.8)      (186.7)
                                                                                -------      -------      -------
  Effect of exchange rate changes on cash .................................        (1.9)        (6.4)         0.7
                                                                                -------      -------      -------
         Net change in cash and cash equivalents ..........................        (6.4)       184.0        170.1
Cash and cash equivalents, beginning of year ..............................       152.4        146.0        330.0
                                                                                -------      -------      -------
Cash and cash equivalents, end of year ....................................     $ 146.0      $ 330.0      $ 500.1
                                                                                =======      =======      =======
Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amounts
   capitalized ............................................................     $   9.6      $   1.7      $    --
  Cash paid for income taxes, net of amounts
   refunded ...............................................................     $  20.9      $  21.9      $ (43.6)
  Common stock and options issued and liabilities
   assumed in acquisitions ................................................     $  59.8      $   3.4      $  74.3
  Receivable for sale of fixed assets .....................................     $   3.1      $    --      $    --
  Common stock received as consideration for
   technology sale ........................................................     $    --      $   0.2      $    --


The accompanying notes are an integral part of these consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations

     BMC Software, Inc. and its majority-owned subsidiaries (collectively, the Company or BMC) develop software that provides systems management solutions for large enterprises. BMC markets, sells and supports its solutions primarily through its sales offices around the world, as well as through its relationships with independent partners. The Company also performs software implementation, integration and education services for its customers. Numerous factors affect the Company's operating results, including general economic conditions, market acceptance and demand for its products, its ability to develop new products, rapidly changing technologies and competition. For a discussion of certain of these important factors, see the discussion in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Certain Risks and Uncertainties."

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

     Certain amounts previously reported have been reclassified to provide comparability among the years reported. Beginning in fiscal 2003, changes in long-term finance receivables have been reported as a component of cash flows from operating activities in the consolidated statements of cash flows, whereas these were previously reported as a component of cash flows from investing activities. All periods presented have been reclassified for consistency.

(d) Cash and Cash Equivalents

     The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2002 and 2003, the Company's cash equivalents were comprised primarily of money market funds. The Company's cash equivalents are subject to potential credit risk. The Company's cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

(e) Trade and Finance Receivables

     In the ordinary course of business, the Company extends credit to its customers. Trade receivables and those finance receivables that the Company has the intent and ability to hold until maturity are recorded at their outstanding principal balances, adjusted for interest receivable to date, if applicable, and adjusted by the allowance for doubtful accounts. Interest income on finance receivables is recognized using the effective interest method and is recorded as interest and other income, net in the accompanying consolidated statements of operations and comprehensive income (loss). In estimating the allowance for doubtful accounts, the Company considers the length of time receivable balances have been outstanding, historical write-off experience, current economic conditions and customer-specific information. When the Company ultimately concludes that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of March 31, 2002 and 2003, the allowance for doubtful trade accounts receivable was $24.2 million and $18.9 million, respectively, and the allowance for doubtful trade finance receivables was $0.0 and $3.3 million, respectively. Bad debt expense for the years ended March 31, 2001, 2002 and 2003 was $17.6 million, $10.4 million and $4.0 million, respectively.

     Most of the Company's finance receivables are transferred to financial institutions. Such transfers are executed on a non-recourse basis either through individual transfers or securitizations, as discussed further in Note 4 -- Trade Finance Receivables and Securitizations. Finance receivables to be transferred are recorded at the lower of outstanding principal balance, adjusted for interest receivable to date, or fair value, as determined on an individual receivable basis. As such finance receivables are typically transferred less than three months after origination, the outstanding principal balance typically approximates fair value. Finance receivables to be transferred as of March 31, 2002 and 2003 have been aggregated with current and long-term finance receivables in the accompanying consolidated balance sheets at those dates.

(f) Long Lived Assets

Property and Equipment --

     Property and equipment are stated at cost. Depreciation on property and equipment, with the exception of buildings and leasehold improvements, is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Depreciation on buildings is recorded using the straight-line method over the useful lives of the components of the buildings, which range from 20 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets, which range from two to eleven years. Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. During the year ended March 31, 2001, $5.6 million of interest cost was capitalized. No interest was capitalized during the years ended March 31, 2002 and 2003.

     Internal-use software is accounted for under American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of an internal-use software development project be expensed as incurred.

     A summary of property and equipment is as follows:


                                                    MARCH 31,
                                               --------------------
                                                 2002         2003
                                               -------      -------
                                                   (IN MILLIONS)
Land .....................................     $  27.0      $  27.0
Buildings and leasehold improvements .....       334.7        339.2
Projects in progress .....................         1.0         10.5
Computers, software, furniture and
 equipment ...............................       339.6        339.1
                                               -------      -------
                                                 702.3        715.8
   Less accumulated depreciation
    and amortization .....................      (259.3)      (307.4)
                                               -------      -------
Net property and equipment ...............     $ 443.0      $ 408.4
                                               =======      =======

     Depreciation expense recorded during the years ended March 31, 2001, 2002 and 2003, was $67.5 million, $73.2 million and $69.3 million, respectively.

     The Company assesses impairment of property and equipment under Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recognition of a liability for the fair value of an asset retirement obligation in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the obligation is incurred, the liability must be recognized when a reasonable estimate of fair value can be made. Upon initial recognition of such a liability, an equal amount must be capitalized into the carrying amount of the related long-lived asset and subsequently expensed over its useful life. The provisions of SFAS No. 143 are required to be applied for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 as of April 1, 2003 and such adoption did not have a material effect on its consolidated financial position or results of operations.

Software Development Costs and Related Assets --

     Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Purchased software and related assets are recorded at cost. The capitalized software costs are amortized over the products' estimated economic lives, which historically have typically been five years, beginning upon the declaration of the underlying products as generally available for sale. As discussed below, the Company revised the estimated economic lives for certain software products as of January 1, 2003, such that the capitalized costs for the majority of products will be amortized over an estimated life of three years. Each quarter, the Company analyzes the realizability of its recorded software assets under the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The net effect of software development cost capitalization and amortization is included in research, development and support expenses in the accompanying consolidated statements of operations and comprehensive income (loss). The following table summarizes the amounts capitalized and amortized during the years ended March 31, 2001, 2002 and 2003. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

                                                                               YEARS ENDED MARCH 31,
                                                                        ---------------------------------
                                                                           2001         2002         2003
                                                                        -------      -------      -------
                                                                                  (IN MILLIONS)
Software development and purchased software costs
   capitalized .....................................................    $(112.2)     $(104.2)     $ (88.2)
Total amortization .................................................       60.2        115.7        107.6
                                                                        -------      -------      -------
 Net increase (decrease) in research, development and
 support expenses ..................................................    $ (52.0)     $  11.5      $  19.4
                                                                        =======      =======      =======

Accelerated amortization included in total amortization above ......    $  16.5      $  57.2      $  47.4

     As a result of the changes in market conditions and research and development headcount reductions during the years ended March 31, 2002 and 2003, the Company focused more on its core and high-potential growth businesses. As part of this effort, the Company reviewed its product portfolio during the years ended March 31, 2002 and 2003 and discontinued certain products. To the extent that there were any capitalized software development costs remaining on the balance sheet related to these products, the Company accelerated the amortization to write these balances off. This was the primary reason for the increase in accelerated amortization in fiscal 2002 and 2003 as compared to fiscal 2001. The continued need to accelerate amortization to maintain the Company's capitalized software costs at net realizable value, the results of the valuation performed for the Remedy acquisition that indicated a three-year life was appropriate for that acquired technology and changes in the average life cycles for certain of our software products caused the Company to evaluate the estimated economic lives for its internally developed software products. As a result of this evaluation, the Company revised the estimated economic lives of certain products as of January 1, 2003, such that most products will be amortized over an estimated life of three years. These changes in estimated economic lives resulted in an additional $12.4 million of amortization expense in the fourth quarter of the year ended March 31, 2003, and reduced basic and diluted earnings per share for the year ended March 31, 2003 by $0.03 per share.

     During the year ended March 31, 2002, the Company also wrote off software assets totaling $14.9 million associated with certain business information integration products that were discontinued during the year as a result of the dissolution of that business unit as part of the Company's restructuring plan. This charge is included in restructuring costs in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended March 31, 2002 and is discussed further in Note 11 - Restructuring Costs.

Acquired Technology, Goodwill and Other Intangibles --

     Acquired technology, representing developed technology of acquired businesses, is stated at cost and is amortized on a straight-line basis over the products' estimated economic lives, which are typically three years. Amortization expense for the years ended March 31, 2001, 2002 and 2003 was $37.7 million, $39.7 million and $54.0 million, respectively. The portion of a purchase which pertains to in-process research and development is expensed in the period of the acquisition. Each quarter, the Company analyzes the realizability of its acquired technology assets under the provisions of SFAS No.
86. As discussed in Note 5 -- Goodwill and Intangible Assets, certain acquired technology assets were written down to net realizable value during the year ended March 31, 2002.

     Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and other intangibles are stated at cost. Prior to April 1, 2002, goodwill and intangible assets were amortized on a straight-line basis over the estimated future periods to be benefited, which was typically three to four years. Enterprise-level goodwill was evaluated for impairment under the provisions of Accounting Principles Board Opinion No. 17, "Intangible Assets," and other intangibles were evaluated under the provisions of SFAS No. 121 when events or circumstances indicated that the carrying amount of these assets may not be recoverable. As of April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting at the point of acquisition for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, all goodwill and those intangible assets with indefinite useful lives are not amortized, but rather are tested for impairment annually and when events and circumstances indicate that their fair value has been reduced below carrying value. Intangible assets with finite useful lives are amortized over those useful lives. Note 5 -- Goodwill and Intangible Assets includes a reconciliation of the Company's reported net earnings (loss) and earnings (loss) per share to those amounts that would have resulted had there been no amortization of goodwill and intangible assets with indefinite lives for all periods presented.

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

     The Company accounts for derivative financial instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These Statements establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, depending on the rights or obligations under the contracts, at its fair value, and also requiring that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. For a qualifying cash flow hedge, the effective portion of changes in fair value of the derivative instrument is initially recognized in other comprehensive income and then is reclassified into earnings in the period that the hedged transaction affects earnings. Such accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in earnings, and requires the Company to formally document, designate and continuously assess the effectiveness of transactions that receive hedge accounting.

     The Company primarily utilizes two types of derivative financial instruments in managing its foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to reduce currency exposure associated with the Company's rights and obligations denominated in foreign currencies that subject the Company to transaction risk. Such rights and obligations include accounts receivable, intercompany receivables/payables, cash balances and certain liabilities of foreign operations. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of each month. The fair value associated with these forward exchange contracts at March 31, 2002 and 2003 is not material.

     Forward exchange contracts and purchased option contracts are used by the Company to hedge anticipated, but not firmly committed, sales transactions, and qualify as cash flow hedges. The Company believes that the anticipated sales transactions are probable and highly correlated with the derivative instruments. Probability weightings are applied to the forecasted quarterly sales amounts up to one year into the future and contracts are purchased to hedge the foreign currency exchange risk on these weighted amounts with specified revenues being designated as the hedged item. The Company excludes the change in the time value of the contracts from its assessment of hedge effectiveness. In the event a hedge ceases to be highly effective, the derivative is subsequently sold, it becomes likely the anticipated transaction will not occur or the Company discontinues hedging operations, any unrecognized premium costs or deferred gains or losses will be recognized in earnings in that period. During the years ended March 31, 2001, 2002 and 2003, the Company did not recognize any amounts in earnings due to hedge ineffectiveness other than time value, nor did the Company discontinue any cash flow hedges. The terms of the Company's forward exchange contracts and purchased option contracts are typically one year or less. The fair value of these forward exchange contracts, determined based upon market forward exchange rates, and purchased option contracts, estimated using the Black-Scholes option pricing model, at March 31, 2002 and 2003 was an asset of $1.2 million and a liability of $0.4 million, respectively, and is included in other current assets in the consolidated balance sheets. Changes in the fair value of forward exchange contracts and purchased option contracts are reported as a component of other comprehensive income (loss).

     The balances in accumulated other comprehensive income (loss) related to derivative instruments as of March 31, 2003 are expected to be recognized in earnings over the next twelve months. During the years ended March 31, 2001, 2002 and 2003, general and administrative expenses included $0.1 million, $2.0 million and $2.2 million, respectively, related to premium, discount and time value realization from derivative financial instruments and unhedged immaterial foreign exchange exposures. The gains and losses from the Company's foreign currency financial instruments are netted with the currency gains and losses of the hedged item in the Company's consolidated statements of operations and comprehensive income (loss). The Company classifies all of its qualifying hedging derivative instruments' cash flows as cash flows from operating activities, which is the same category as the cash flows from the hedged items.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions that relate to SFAS No. 133 Implementation Issues that have been effective for quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that adoption of SFAS No. 149 will not have a material effect on its consolidated financial position or results of operations.

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

(h) Deferred Revenue

     Deferred revenue is comprised of deferred maintenance, license and professional services revenues. Deferred maintenance revenue is not recorded until it has been collected or is supported by a formal, financing arrangement, and is recognized in the consolidated statement of operations over the term of the arrangement, which terms primarily range from one to five years. The principal components of deferred revenue as of March 31, 2002 and 2003 are as follows:

                                                    MARCH 31,
                                              ---------------------
                                                2002         2003
                                              --------     --------
                                                  (IN MILLIONS)
Current:
  Maintenance ...........................     $  359.4     $  443.0
  License ...............................         67.5         88.1
  Professional Services .................         33.3         30.5
                                              --------     --------
     Total current deferred revenue .....        460.2        561.6
Long-Term:
  Maintenance ...........................        381.7        477.0
  License ...............................        101.4        130.1
                                              --------     --------
    Total long-term deferred revenue ....        483.1        607.1
                                              --------     --------
    Total deferred revenue ..............     $  943.3     $1,168.7
                                              ========     ========

(i) Treasury Stock

     On April 24, 2000, the Company's board of directors authorized the purchase of up to $500.0 million in common stock, and on July 30, 2002, the board of directors authorized the purchase of an additional $500.0 million. During the years ended March 31, 2001, 2002 and 2003, 7.2 million, 9.0 million and 13.5 million shares, respectively, were purchased for $155.1, $156.1 million and $211.6 million, respectively, under these authorizations.

(j) Revenue Recognition

     The Company generates revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services. The Company utilizes written contracts as the means to establish the terms and conditions by which the Company's products, support and services are sold to its customers.

     The Company recognizes revenue in accordance with AICPA SOP 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In applying these statements, the Company recognizes software license fees upon meeting the following four criteria: execution of the signed contract, delivery of the underlying products to the customer and the acceptance of such products by the customer, determination that the software license fees are fixed or determinable, and determination that collection of the software license fees is probable. In instances when any one of the four criteria is not met, the Company will either defer recognition of the software license revenue until the criteria are met or will recognize the software license revenue on a ratable basis, as required by SOPs 97-2 and 98-9. Maintenance, enhancement and support revenues are recognized ratably over the term of the arrangement on a straight-line basis. Revenues from license and maintenance transactions that are financed are generally recognized in the same manner as those requiring current payment. The Company has an established business practice of offering installment contracts to customers and has a history of successfully enforcing original payment terms without making concessions. Further, the payment obligations are unrelated to product implementation or any other post-transaction activity. Revenues from sales through agents, distributors and resellers are recorded either at the gross amount charged the customer or net of commissions payable, based on the economic risks and ongoing product support responsibilities assumed by the Company. On occasion, the Company has purchased goods or services for its operations from customers at or about the same time that the Company licensed software to these customers. License revenues from such transactions represent less than one percent of total license revenues in any period. Revenues from professional services are typically recognized as the services are performed for time-and-materials contracts, or on a percentage-of-completion basis. Professional services revenues also include sales of third-party software products which typically support the Company's product lines. These revenues are recorded net of amounts payable to the third-party software vendors.

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

(k) Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As discussed below, the Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and therefore the transition provisions will not have an impact on the Company's financial position or results of operations. The required expanded disclosures are provided below.

     The Company has adopted numerous stock plans that provide for the grant of options and restricted stock to employees and directors of the Company, which are described more fully in Note 7 -- Stock Incentive Plans. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations, which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, which is generally the grant date, less the amount the grantee is required to pay to acquire the stock. Alternatively, SFAS No. 123, "Accounting for Stock-Based Compensation," employs fair value based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but rather, permits continued application of APB Opinion No. 25. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based employee compensation granted. Awards granted with graded vesting are accounted for as one award and accordingly, the total expense measured for the grant is taken evenly over the entire vesting period. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company's common stock on the date of grant, no compensation expense is recorded.

     For the years ended March 31, 2001, 2002 and 2003, the Company recorded compensation expense of $19.8 million, $16.1 million and $3.2 million, respectively, for restricted stock grants. The expense for the years ended March 31, 2001, 2002 and 2003, includes $11.4 million, $13.0 million and $0.6 million, respectively, of merger-related compensation charges related to restricted shares issued as part of the Evity acquisition. The weighted average grant date fair value per share of restricted stock grants was $38.31 and $20.51 for the years ended March 31, 2001 and 2002, respectively. The Company did not grant restricted stock during the year ended March 31, 2003. The Company was not required to record compensation expense for stock option grants and stock issued under the employee stock purchase plan (ESPP) during the same periods, except for the year ended March 31, 2001 which included a charge of $3.3 million related to the ESPP.

     The compensation expense recorded for restricted stock grants under the intrinsic value method is consistent with the expense that would be recorded under the fair value based method. Had the compensation cost for the Company's employee stock option grants and stock issued under the ESPP been determined based on the grant date fair values of awards estimated using the Black-Scholes option pricing model, which is consistent with the method described in SFAS No. 123, the Company's reported net earnings (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:


                                                                                YEARS ENDED MARCH 31,
                                                                          ---------------------------------
                                                                           2001           2002       2003
                                                                          -------      -------      -------
                                                                                 (IN MILLIONS, EXCEPT
                                                                                    PER SHARE DATA)
   Net earnings (loss):                               As Reported ...     $  42.4      $(184.1)     $  48.0
    Add stock-based employee compensation expense
    included in net earnings (loss) as reported,
    net of related tax effects                                               16.9         15.0          2.3

    Deduct stock-based employee compensation expense
    determined under the fair value based method for
    all awards, net of related tax effects                                  (99.9)       (99.0)       (64.7)
                                                                          -------      -------      -------
                                                      Pro Forma .....     $ (40.6)     $(268.1)     $ (14.4)

   Basic earnings (loss) per share:                   As Reported ...     $  0.17      $ (0.75)     $  0.20
                                                      Pro Forma .....     $ (0.17)     $ (1.09)     $ (0.06)

   Diluted earnings (loss) per share:                 As Reported ...     $  0.17      $ (0.75)     $  0.20
                                                      Pro Forma .....     $ (0.17)     $ (1.09)     $ (0.06)

     In computing the above pro forma amounts, the fair values of each option grant and each purchase right under the employee stock purchase plan are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended March 31, 2001, 2002 and 2003, respectively: risk-free interest rate of 4.75%, 4.55% and 3.11%, expected life of 5 years for options and 6 months for employee stock purchase plan shares, expected volatility of 70%, 75%, and 77% and no expected dividend yields. The weighted average grant date fair value per share of options granted during the years ended March 31, 2001, 2002 and 2003 was $15.37, $11.45 and $10.74, respectively. The weighted average grant date fair value per share of purchase rights granted under the employee stock purchase plan during the years ended March 31, 2001, 2002 and 2003 was $11.50, $5.77 and $5.08,
respectively.

(l) Earnings Per Share

     Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the years ended March 31, 2001, 2002 and 2003, the treasury stock method effect of 19.1 million, 38.4 million and 30.6 million weighted options, respectively, and 0.9 million, 0.5 million and 0.0 weighted unearned restricted shares, respectively, has been excluded from the calculation of diluted EPS as it is anti-dilutive. The following table summarizes the basic and diluted EPS computations for the years ended March 31, 2001, 2002 and 2003:

                                                                                     YEARS ENDED MARCH 31,
                                                                             -----------------------------------
                                                                               2001         2002          2003
                                                                             --------     --------      --------
                                                                                   (IN MILLIONS, EXCEPT PER
                                                                                         SHARE AMOUNTS)
Basic earnings (loss) per share:
  Net earnings (loss) ..................................................     $   42.4     $ (184.1)     $   48.0
                                                                             --------     --------      --------
  Weighted average number of common shares .............................        245.4        245.0         236.9
                                                                             --------     --------      --------
  Basic earnings (loss) per share ......................................     $   0.17     $  (0.75)     $   0.20
                                                                             ========     ========      ========
Diluted earnings (loss) per share:
  Net earnings (loss) ..................................................     $   42.4     $ (184.1)     $   48.0
                                                                             --------     --------      --------
  Weighted average number of common shares .............................        245.4        245.0         236.9
  Incremental shares from assumed
   conversions of stock options and other
   dilutive securities .................................................          7.1           --           1.0
                                                                             --------     --------      --------
  Adjusted weighted average number of
   common shares .......................................................        252.5        245.0         237.9
                                                                             --------     --------      --------
  Diluted earnings (loss) per share ....................................     $   0.17     $  (0.75)     $   0.20
                                                                             ========     ========      ========

(m) Comprehensive Income (Loss)

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income (loss) is the total of net earnings (loss) and all other non-owner changes in equity, which for the Company include foreign currency translation adjustments, unrealized gains and losses on securities available for sale and the effective portion of unrealized gains and losses on derivative financial instruments that qualify as cash flow hedges. A reconciliation of reported net earnings (loss) to comprehensive income (loss) is included in the consolidated statements of operations and comprehensive income (loss).

(2) BUSINESS COMBINATIONS

     On April 25, 2000, the Company acquired all of the outstanding shares of Evity, Inc. (Evity) in a transaction accounted for as a purchase. The aggregate purchase price totaled $67.3 million, including cash consideration of $10.0 million, 1.0 million shares of common stock, 0.4 million common stock options and transaction costs, and was allocated as follows: $2.5 million to acquired technology, $57.8 million to goodwill and other intangibles and $7.0 million, or 10% of the purchase price, to acquired in-process research and development (IPR&D). Net tangible assets acquired were insignificant. Prior to the Company's adoption of SFAS No. 142 on April 1, 2002, the goodwill and intangible assets were being amortized on a straight-line basis over three years, which represented the estimated future periods to be benefited. The amount allocated to purchased IPR&D represents the estimated fair value, based on risk-adjusted cash flows, related to Evity's research and development projects not yet completed at the acquisition date. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     At the acquisition date, Evity was conducting design, development, engineering and testing activities associated with the completion of SiteAngel 2.0, an enhanced version of Evity's SiteAngel website performance monitoring product, as well as new technologies in the areas of load testing and network infrastructure. The projects under development at the valuation date represented next-generation technologies that were expected to address emerging market demands for the web performance market.


     In connection with the Evity acquisition, 0.6 million restricted shares of common stock were issued to certain employee shareholders of Evity. These shares vested monthly over a two-year period based on continued employment with the Company. The $25.1 million fair value of these shares was recorded as unearned restricted stock compensation, a component of stockholders' equity, at the acquisition date, and has been charged to expense as merger-related costs and compensation charges over the service period.

     On August 8, 2000, the Company acquired all of the outstanding shares of OptiSystems Solutions, Ltd. (OptiSystems) in a transaction accounted for as a purchase. The aggregate purchase price totaled $71.5 million in cash, including transaction costs, and was allocated as follows: $6.3 million to acquired technology, $55.2 million to goodwill and other intangibles, $4.0 million to equipment, receivables and other non-software assets, net of liabilities assumed, and $6.0 million, or 8% of the purchase price, to purchased in-process research and development. Prior to the Company's adoption of SFAS No. 142 on April 1, 2002, the goodwill and intangible assets were being amortized on a straight-line basis over three years, which represented the estimated future periods to be benefited. The amount allocated to purchased IPR&D represents the estimated fair value, based on risk-adjusted cash flows, related to OptiSystems' incomplete research and development projects at the acquisition date. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     At the acquisition date, OptiSystems was conducting design, development, engineering and testing activities associated with the completion of several components of its Energizer for R/3 product. The projects under development at the valuation date represented next-generation technologies that were expected to address emerging market demands for the enterprise application performance market.

     The Company completed other immaterial acquisitions during the years ended March 31, 2001 and 2002, which were accounted for under the purchase method. The aggregate purchase price for these transactions in the year ended March 31, 2001 totaled $36.1 million in cash and $0.3 million in common stock options, and was allocated as follows: $14.5 million to acquired technology, $18.2 million to goodwill and other intangibles and $3.7 million, or 10% of the aggregate purchase price, to purchased in-process research and development. Net tangible assets acquired were insignificant. The aggregate purchase price for these transactions in the year ended March 31, 2002 totaled $12.2 million in cash, and was allocated as follows: $10.5 million to acquired technology, $3.0 million to goodwill, and $1.3 million to assumed liabilities, net of tangible assets acquired. Prior to the Company's adoption of SFAS No. 142 on April 1, 2002, the goodwill and intangible assets were being amortized on a straight-line basis over three years, which represented the estimated future periods to be benefited.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and requires that all such transactions be accounted for using one method, the purchase method. The Statement carries forward without reconsideration the guidance in APB Opinion No. 16, "Business Combinations," and certain of its amendments and interpretations related to the application of the purchase method of accounting, including the principles of historical-cost accounting, determination of the cost of an acquired entity, allocation of the cost of an acquired entity to assets acquired and liabilities assumed and determination of the acquisition date. The Company has adopted SFAS No. 141 for all business combinations initiated after June 30, 2001.

     On November 20, 2002, the Company acquired the assets of Remedy from Peregrine Systems, Inc. (Peregrine) for $355.0 million in cash plus the assumption of certain liabilities of Remedy. In accordance with the purchase agreement, the cash purchase price was adjusted to $347.3 million subsequent to March 31, 2003. Remedy focuses on automating service-related business processes through a complete suite of service management applications. Remedy's products will extend BMC's core market-leading data and systems management solutions to deliver comprehensive and integrated business service management solutions. In connection with the acquisition, the Company provided $53.8 million of debtor-in-possession financing to Peregrine which was repaid to the Company in conjunction with the close of the acquisition.

     The aggregate purchase price was $356.8 million, including the adjusted cash consideration of $347.3 million and direct costs of the transaction. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of Remedy. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                 NOVEMBER 20,
                                                    2002
                                                 ------------
                                                (IN MILLIONS)
Current assets ...............................     $ 32.0
Property and equipment and other long-term
 assets ......................................       20.1
Intangible assets ............................      176.0
Goodwill .....................................      199.0
                                                   ------
   Total assets acquired .....................      427.1
                                                   ------
   Current liabilities .......................      (70.3)
                                                   ------
   Net assets acquired .......................     $356.8
                                                   ======

     Of the $176.0 million of acquired intangible assets, $20.0 million was assigned to tradenames that are not subject to amortization and $12.0 million, or 3% of the purchase price, was assigned to research and development assets that were written off at the date of the acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," as discussed below. Those write-offs are reflected as acquired research and development in the accompanying consolidated statements of operations and comprehensive income
(loss) for the year ended March 31, 2003. The amount allocated to tradenames consists primarily of the estimated fair value of the Remedy and Action Request System names. Tradenames will not be amortized because the assets have indefinite remaining useful lives, but will be reviewed periodically for impairment.

     The remaining $144.0 million of acquired intangible assets have an estimated weighted-average useful life of three years, and include $109.0 million of acquired technology with an estimated weighted-average economic life of three years and $35.0 million of customer relationships with an estimated weighted-average useful life of three years. Acquired technology, which consists of products that have reached technological feasibility, primarily relates to Remedy's Action Request System (AR System) multi-tier architecture and developed out-of-the-box application solutions that sit on top of the AR System. Customer relationships represent existing contracts with customers to provide maintenance related to Remedy's installed base.

     The $199.0 million of goodwill was assigned to the Remedy segment and all of that amount is expected to be deductible for tax purposes. Goodwill recorded in the United States is deducted at the federal statutory rate of 35%. Goodwill recorded in international locations is also deductible, but the deduction will not be material because of low tax rates in these jurisdictions. Factors that contributed to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future Remedy technology, support personnel to provide the maintenance services related to Remedy products and a trained sales force capable of selling current and future Remedy products, the opportunity to cross-sell Remedy and BMC products to existing customers and the positive reputation that Remedy has in the market.

     As discussed above, the Company allocated $12.0 million of the purchase price to in-process research and development projects. The amount allocated represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended, related to Remedy's incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. At the acquisition date, Remedy was conducting design, development, engineering and testing activities associated with the completion of next-generation core and application technologies that are expected to address emerging market demands in the service management market.

     The following unaudited pro forma results of operations for the years ended March 31, 2002 and 2003, are as if the acquisition of Remedy had occurred at the beginning of each period presented. The unaudited pro forma financial information includes the following material non-recurring charges: impairment of acquired technology and goodwill of $63.3 million, restructuring costs of $52.9 million and merger-related costs and compensation charges of $12.8 million during the year ended March 31, 2002, and acquired technology charges of $12.0 million related to the Remedy acquisition during the year ended March 31, 2003. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

                                                                YEARS ENDED MARCH 31,
                                                               ------------------------
                                                                  2002           2003
                                                               ---------      ---------
                                                                 (IN MILLIONS, EXCEPT
                                                                    PER SHARE DATA)
Revenues .................................................     $ 1,547.8      $ 1,419.8
Net earnings (loss) ......................................     $  (206.6)     $     9.1
Basic EPS ................................................     $   (0.84)     $    0.04
Diluted EPS ..............................................     $   (0.84)     $    0.04

     On March 20, 2003, the Company acquired all of the outstanding shares of IT Masters International S.A. (IT Masters) for $42.5 million in cash plus the assumption of certain liabilities of IT Masters. IT Masters focuses on service management technology that allows customers to model and visualize information technology infrastructure components correlated with the ultimate services they deliver. IT Masters products will strengthen BMC's service level management solutions by adding adaptive service management capabilities to BMC's offerings. The aggregate purchase price was $43.3 million, including cash consideration of $42.5 million and direct costs of the transaction. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of IT Masters. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of determining the fair values of certain assets and liabilities; thus, the allocation of the purchase price is subject to refinement.

                                                 MARCH 20,
                                                    2003
                                                 ---------
                                               (IN MILLIONS)
Current assets ...............................     $ 3.1
Property and equipment and other long-term
 assets ......................................       0.3
Intangible assets ............................      14.4
Goodwill .....................................      31.6
                                                   -----
   Total assets acquired .....................      49.4
                                                   -----
   Current liabilities .......................      (6.1)
                                                   -----
   Net assets acquired .......................     $43.3
                                                   =====

     The $14.4 million of acquired intangible assets have an estimated weighted-average useful life of three years, and include $11.2 million of acquired technology with an estimated weighted-average useful life of three years, $2.8 million of customer relationships with an estimated weighted-average useful life of three years and $0.4 million of non-compete agreements with a weighted average useful life of two years. Acquired technology, which consists of products that have reached technological feasibility, primarily relates to IT Masters' MasterCell and MasterAR Suite products. Customer relationships represent existing contracts with customers to provide maintenance related to IT Masters' installed base. At the acquisition date, there were no projects that had progressed to a degree that would enable the fair value of the in-process research and development to be estimated with reasonable reliability and therefore no value was allocated to IPR&D.

     The $31.6 million of goodwill was assigned to the PATROL segment and all of that amount is expected to be deductible for tax purposes. The goodwill is recorded in international locations and the deduction will not be material because of low tax rates in these jurisdictions. Factors that contributed to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future technology, support personnel to provide the maintenance services related to IT Masters products and a trained sales force capable of selling current and future products, and the positive reputation that IT Masters has in the market.

     In making its purchase price allocations to IPR&D for all acquisitions accounted for under the purchase method, the Company considered present value calculations of income, analyses of project accomplishments and remaining outstanding items, assessments of overall contributions, as well as project risks. The values assigned to purchased in-process technology were determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by BMC and its competitors. The resulting net cash flows from such projects are based on the Company's estimates of cost of sales, operating expenses, and income taxes from such projects.

     The estimates used in valuing all intangible assets, including IPR&D, were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results used to determine fair value.

     The IPR&D charge for the year ended March 31, 2001 also includes the write-off of assets totaling $4.7 million related to a technology agreement with Envive Corporation that was terminated during the first quarter of that year.

     The results of the acquired companies above have been included in the Company's consolidated financial statements since each of the companies' respective acquisition dates.

(3) MARKETABLE SECURITIES

     Management determines the appropriate classification of investments in marketable debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Prior to December 31, 2002, the Company had the ability and positive intent to hold most of its debt securities to maturity and thus had classified these securities as "held to maturity" pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities were recorded at amortized cost in the Company's consolidated balance sheet as of March 31, 2002. Securities classified as "available for sale" are recorded at fair value. The resulting net unrealized gains or losses are recorded as a component of accumulated other comprehensive income (loss). The Company holds no securities classified as "trading securities." Gains and losses, realized and unrealized, are calculated using the specific identification method.

     On December 31, 2002, the Company reclassified its held-to-maturity portfolio to the available-for-sale portfolio. The amortized cost of the transferred securities was $396.1 million at the date of the reclassification. When the securities were transferred to the available-for-sale portfolio, a net unrealized gain of $15.8 million was recorded as a component of accumulated other comprehensive income (loss). The transfer of securities from the held-to-maturity portfolio was made to increase the Company's flexibility to react to the unprecedented volatility in the debt securities markets that developed over the quarters preceding the date of the transfer.

     The tables below summarize the Company's total marketable securities portfolio as of March 31, 2002 and 2003.

                           HELD-TO-MATURITY SECURITIES

                                                                           GROSS        GROSS
                                                              FAIR     UNRECOGNIZED  UNRECOGNIZED     AMORTIZED
                                                              VALUE        GAINS        LOSSES         COST
                                                              ------   ------------  ------------     ------
                                                                            (IN MILLIONS)
                   2002
                   Maturities within 1 year:
                     Municipal securities .............       $131.2       $  1.2       $   --        $130.0
                     Corporate bonds ..................         23.6          0.4           --          23.2
                     Euro bonds and other .............         35.3          0.6           --          34.7
                                                              ------       ------       ------        ------
                        Total maturities within
                         1 year .......................       $190.1       $  2.2       $   --        $187.9
                                                              ======       ======       ======        ======
                   Maturities from 1-5 years:
                     Municipal securities .............       $140.5       $  3.9       $   --        $136.6
                     Corporate bonds ..................        171.1          4.6         (1.6)        168.1
                     Euro bonds and other .............         63.8          1.7         (0.1)         62.2
                     Mortgage securities ..............          0.2           --           --           0.2
                                                              ------       ------       ------        ------
                        Total maturities from
                         1-5 years ....................       $375.6       $ 10.2       $ (1.7)       $367.1
                                                              ======       ======       ======        ======



                          AVAILABLE-FOR-SALE SECURITIES



                                                       AMORTIZED    TOTAL NET    TOTAL NET       FAIR
                                                          COST        GAINS        LOSSES        VALUE
                                                       ---------    ---------    ---------       ------
                                                                      (IN MILLIONS)
                   2002
                   Maturities within 1 year:
                     Corporate bonds .............       $ 15.5       $  0.2       $   --        $ 15.7
                     Euro bonds ..................         12.0          0.2           --          12.2
                                                         ------       ------       ------        ------
                       Total maturities within
                        1 year ...................       $ 27.5       $  0.4       $   --        $ 27.9
                                                         ======       ======       ======        ======
                   Maturities from 1-5 years:
                     Municipal securities ........       $  2.5       $  0.1       $   --        $  2.6
                     Corporate bonds .............        116.4          1.4         (0.8)        117.0
                     Euro bonds ..................         13.3          0.4           --          13.7
                     Mortgage securities .........          0.5           --           --           0.5
                     Mutual funds and other ......         24.8           --         (3.9)         20.9
                                                         ------       ------       ------        ------
                       Total maturities from
                        1-5 years ................       $157.5       $  1.9       $ (4.7)       $154.7
                                                         ======       ======       ======        ======
                   Maturities from 6-10 years:
                     Corporate bonds .............       $ 12.5       $   --       $ (0.1)       $ 12.4
                     Euro bonds ..................         24.1           --         (0.5)         23.6
                     Equity securities ...........          0.1           --           --           0.1
                                                         ------       ------       ------        ------
                       Total maturities from
                        6-10 years ...............       $ 36.7       $   --       $ (0.6)       $ 36.1
                                                         ======       ======       ======        ======

                          AVAILABLE-FOR-SALE SECURITIES

                                         AMORTIZED    TOTAL NET    TOTAL NET      FAIR
                                           COST         GAINS       LOSSES       VALUE
                                         ---------    ---------    ---------     ------
                                                         (IN MILLIONS)
2003
Maturities within 1 year:
  Municipal securities ............       $ 82.5       $  1.0       $   --       $ 83.5
  Corporate bonds .................         58.2          1.3           --         59.5
  Euro bonds ......................          8.0          0.4           --          8.4
  Mortgage securities .............          0.3           --           --          0.3
                                          ------       ------       ------       ------
   Total maturities within
    1 year ........................       $149.0       $  2.7       $   --       $151.7
                                          ======       ======       ======       ======
Maturities from 1-5 years:
  Municipal securities ............       $ 54.8       $  2.6       $   --       $ 57.4
  Corporate bonds .................        194.8         14.1           --        208.9
  Euro bonds ......................         64.9          5.4           --         70.3
  Mutual funds and other ..........         18.2           --         (0.1)        18.1
                                          ------       ------       ------       ------
   Total maturities from
    1-5 years .....................       $332.7       $ 22.1       $ (0.1)      $354.7
                                          ======       ======       ======       ======
Maturities from 6-10 years:
  Euro bonds ......................       $  8.1       $  0.7       $   --       $  8.8
                                          ------       ------       ------       ------
   Total maturities from
    6-10 years ....................       $  8.1       $  0.7       $   --       $  8.8
                                          ======       ======       ======       ======

The Company's mortgage securities are classified according to the stated maturities of the securities.

Sales of available-for-sale securities for the years ended March 31, 2001, 2002 and 2003 were as follows:

                                                                                     YEARS ENDED MARCH 31,
                                                                                --------------------------------
                                                                                 2001         2002        2003
                                                                                -------      -------     -------
                                                                                         (IN MILLIONS)

                    Proceeds from sales ...................................     $ 134.6      $  60.3     $ 100.5
                    Gross realized gains ..................................         1.1          3.5         2.9
                    Gross realized losses .................................        (0.3)          --        (1.9)

     Also during the years ended March 31, 2002 and 2003, the Company determined that certain marketable securities had experienced declines in their fair value below their cost that were other than temporary. These securities were written down to fair value and the resulting losses of $6.4 million and $13.4 million, respectively, were included in gain (loss) on marketable securities and other investments in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended March 31, 2002 and 2003.

     During the years ended March 31, 2002 and 2003, certain held-to-maturity securities were sold due to significant deterioration in the issuers' creditworthiness. The amortized cost of the securities at the time of sale was $8.0 million and $5.0 million, respectively, and the related realized losses of $5.9 million and $0.3 million, respectively, were included in gain (loss) on marketable securities and other investments in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended March 31, 2002 and 2003. No held-to-maturity securities were sold during the year ended March 31, 2001.

(4) TRADE FINANCE RECEIVABLES AND SECURITIZATIONS

     Trade finance receivables arise in the ordinary course of business to accommodate customers' cash flow objectives. Most of the trade finance receivables entered into by the Company are transferred to financial institutions. Such transfers are executed on a non-recourse basis either through individual transfers or securitizations. BMC utilizes a financial subsidiary and various wholly-owned special-purpose entities in these transfers. These entities are fully consolidated in the Company's financial position and results of operations. The Company records such transfers as sales of the related accounts receivable when the Company is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

     During the years ended March 31, 2001, 2002 and 2003, the Company transferred finance receivables of $272.6 million, $263.0 million and $376.8 million, respectively, which approximated fair value, to financial institutions on a non-recourse basis. Of the amounts the Company transferred during the years ended March 31, 2001, 2002 and 2003, $154.0 million, $106.5 million and $96.9 million, respectively, of software installment contracts were sold in securitization transactions. The Company securitizes finance receivables from customers with investment-grade credit ratings through two special-purpose entities sponsored by third-party financial institutions. The entities sponsored by third-party financial institutions are multi-seller conduits with access to commercial paper markets (the conduit entities) that purchase interests in similar receivables from numerous other companies unrelated to BMC. In a securitization transaction, the Company sells a pool of finance receivables to a wholly-owned special-purpose entity. This special purpose entity then sells a senior interest in the receivables at a discount to a conduit entity in exchange for cash. Though wholly-owned and consolidated by the Company, the special-purpose entity's assets are legally isolated from the Company's general creditors and the conduit entity's investors have no recourse to the Company's other assets for the failure of the Company's customers to pay when due. BMC has no ownership in either of the conduit entities and has no voting influence over the conduit entities' operating and financial decisions. As a result, BMC does not consolidate the conduit entities. When the Company sells receivables in securitizations, it retains a beneficial interest in the securitized receivables, which is subordinate to the interests of the investors in the conduit entities. The gain or loss on sale of the receivables depends in part on the previous carrying amount of the receivables involved in the transfer, allocated between the assets sold and the retained subordinate interests based on their relative fair value at the date of transfer. The retained subordinate interests are measured and recorded at fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions, including expected credit losses and discount rates commensurate with the risks involved. The Company periodically reviews the key assumptions and estimates used in determining the fair value of the retained subordinate interests. The value of the Company's retained subordinate interests is subject to credit and interest rate risks on the transferred financial assets. BMC utilizes interest rate swaps with the objective of minimizing such interest rate exposure on the retained subordinate interests to immaterial levels. BMC also retains servicing responsibility for the sold receivables.

     In the years ended March 31, 2001, 2002 and 2003, the Company recognized pretax gains of $5.5 million, $4.4 million and $2.3 million, respectively, on such securitizations and received $148.3 million, $101.0 million and $99.2 million, respectively, in proceeds from the conduit entities. As of March 31, 2002 and 2003, the total principal amount outstanding for all securitized receivables was $316.1 million and $289.7 million, respectively. As of March 31, 2002 and 2003, the Company had retained subordinate interests with a fair value of $14.9 million and $14.2 million, respectively, which was determined utilizing the following assumptions: no prepayments, expected credit losses of 3.5% and 2.5%, respectively, weighted average life of 1.5 years and an average discount rate of 8.0% and 7.4%, respectively. The retained subordinate interests are included in long-term finance receivables in the accompanying consolidated balance sheets. The Company's maximum exposure to loss at March 31, 2003, as a result of its involvement with the conduit entities is limited to the carrying value of the retained subordinate interests.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company is in the process of evaluating the implications of FIN 46 to all variable interest entities with which it has involvement, but has determined that it will not be required to consolidate the conduit entities under FIN 46 because the arrangements do no result in the Company having variable interests in the conduit entities.

(5) GOODWILL AND INTANGIBLE ASSETS

     During the year ended March 31, 2002, the Company performed an assessment of the carrying values of its acquired technology, goodwill and intangibles recorded in connection with various acquisitions. The assessment was performed because sustained negative economic conditions had impacted BMC's operations and expected future revenues. Economic indicators at that time suggested that these conditions could continue for the foreseeable future. As a result, the Company recorded impairment charges of $15.5 million related to acquired technology to reflect these assets at their estimated net realizable values and $47.8 million related to goodwill to reflect these assets at their estimated fair values. These charges are reflected together with amortization expense in the accompanying consolidated statement of operations and comprehensive income
(loss) for the year ended March 31, 2002, as amortization and impairment of acquired technology, goodwill and intangibles.

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

                                                                       TOTAL
                                                ACQUIRED             IMPAIRMENT
                                               TECHNOLOGY  GOODWILL   CHARGE
                                               ----------  --------  ----------
                                                        (IN MILLIONS)
          Acquisition:
             New Dimension Software Ltd. ....     $ 8.4     $  --     $ 8.4
             Evity ..........................       0.8      21.6      22.4
             OptiSystems ....................       2.0      20.2      22.2
             Perform S.A. ...................       4.3       6.0      10.3
                                                  -----     -----     -----
                 Total ......................     $15.5     $47.8     $63.3
                                                  =====     =====     =====

     As of April 1, 2002, the Company adopted SFAS No. 142, assigned its goodwill to the Company's applicable reporting units and tested goodwill for impairment in accordance with SFAS No. 142. The fair value of each of the Company's reporting units with goodwill assigned exceeded the respective carrying value of the reporting unit's allocated net assets, including goodwill, and therefore no goodwill was considered impaired as of April 1, 2002. The Company performed its annual goodwill impairment test as of January 1, 2003, and no goodwill was considered impaired as of that date.

     The following reconciles the Company's reported net earnings (loss) and earnings (loss) per share to those amounts that would have resulted had there been no amortization of goodwill and intangibles with indefinite lives for all periods presented:


                                                                                             YEARS ENDED MARCH 31,
                                                                                     --------------------------------
                                                                                       2001        2002        2003
                                                                                     -------     -------      -------
                                                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
    Net earnings
    (loss):         As Reported ................................................     $  42.4     $(184.1)     $  48.0
                    Add back:  Amortization of goodwill, net of taxes ..........        91.4        92.8           --
                    Add back:  Amortization of intangible assets, net
                     of taxes ..................................................         2.5         2.5           --
                                                                                     -------     -------      -------
                    Adjusted ...................................................     $ 136.3     $ (88.8)     $  48.0
                                                                                     =======     =======      =======

    Basic EPS:      As Reported ................................................     $  0.17     $ (0.75)     $  0.20
                    Add back:  Amortization of goodwill, net of taxes ..........        0.37        0.38           --
                    Add back:  Amortization of intangible assets, net
                     of taxes ..................................................        0.01        0.01           --
                                                                                     -------     -------      -------
                    Adjusted ...................................................     $  0.55     $ (0.36)     $  0.20
                                                                                     =======     =======      =======

    Diluted EPS:    As Reported ................................................     $  0.17     $ (0.75)     $  0.20
                    Add back:  Amortization of goodwill, net of taxes ..........        0.36        0.38           --
                    Add back:  Amortization of intangible assets, net
                     of taxes ..................................................        0.01        0.01           --
                                                                                     -------     -------      -------
                    Adjusted ...................................................     $  0.54     $ (0.36)     $  0.20
                                                                                     =======     =======      =======


     Intangible assets as of March 31, 2002 and 2003 were as follows:

                                                                              AS OF MARCH 31,
                                                             --------------------------------------------------
                                                                      2002                       2003
                                                             ----------------------     -----------------------
                                                              GROSS                      GROSS
                                                             CARRYING  ACCUMULATED      CARRYING   ACCUMULATED
                                                              AMOUNT   AMORTIZATION      AMOUNT    AMORTIZATION
                                                             -------   ------------     --------   ------------
                                                                                (IN MILLIONS)
                Amortized intangible assets:
                   Customer relationships .............        $33.6        $(24.9)       $71.4        $(37.7)
                   Other ..............................           --           --           0.4           --
                                                               -----        -----         -----        -----
                     Total amortized intangible
                      assets ..........................         33.6        (24.9)         71.8        (37.7)
                                                               -----        -----         -----        -----

                Unamortized intangible assets:
                   Trademarks .........................          3.3                       23.3
                                                               -----                      -----

                Total intangible assets ...............        $36.9        $(24.9)       $95.1        $(37.7)
                                                               =====        =====         =====        =====

     Aggregate amortization expense for intangible assets for the year ended March 31, 2003 was $12.9 million. Estimated amortization expense for the next five years, for acquisitions completed through March 31, 2003, is as follows:

                                   YEARS
                                   ENDING
                                  MARCH 31,
                                  ---------
                                (IN MILLIONS)
2004.........................     $  12.8
2005.........................        12.8
2006.........................         8.4
2007.........................          --
2008.........................          --


     Changes in the carrying amount of goodwill for the year ended March 31, 2003 by operating segment were as follows:

                                                                                    HIGH
                                                DISTRIBUTED          SCHEDULING   POTENTIAL
                                               SYSTEMS DATA           & OUTPUT     PRODUCT  PROFESSIONAL
                                                MANAGEMENT   PATROL   MANAGEMENT    LINES     SERVICES    REMEDY     TOTAL
                                               ------------  ------  -----------  --------- ------------  ------     ------
                                                                             (IN MILLIONS)
Balance as of March 31, 2002 ................     $  3.3     $  2.6     $ 69.3     $ 42.7      $  3.7     $   --     $121.6
   Goodwill acquired during the .............
    year ....................................         --       31.6         --         --          --      199.0      230.6
   Effect of exchange rate
    changes and other .......................         --        1.4         --       (0.2)         --         --        1.2
                                                  ------     ------     ------     ------      ------     ------     ------
Balance as of March 31, 2003 ................     $  3.3     $ 35.6     $ 69.3     $ 42.5      $  3.7     $199.0     $353.4
                                                  ======     ======     ======     ======      ======     ======     ======

(6) INCOME TAXES

     Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. Research and development tax credits are accounted for as a reduction of income tax expense in the year realized. The income tax benefit from nonqualified stock options exercised, wherein the fair market value at date of issuance is less than that at date of exercise, is credited to additional paid-in capital. The tax effects of unrealized gains and losses on available-for-sale securities and derivative financial instruments are recorded through accumulated other comprehensive income (loss) within stockholders' equity.

     The income tax provision (benefit) for the years ended March 31, 2001, 2002 and 2003, consisted of the following:

                                                       YEARS ENDED MARCH 31,
                                                 ---------------------------------
                                                   2001         2002         2003
                                                 -------      -------      -------
                                                            (IN MILLIONS)
Current:
  Federal ..................................     $  17.7      $ (51.5)     $  (0.3)
  State ....................................         2.5           --          6.0
  Foreign ..................................        18.0         11.4          4.8
                                                 -------      -------      -------
   Total current ...........................        38.2        (40.1)        10.5
Deferred:
  Federal ..................................       (13.5)        (2.4)        18.2
  State ....................................          --           --         (9.0)
  Foreign ..................................        (6.7)        (3.9)         1.6
                                                 -------      -------      -------
   Total deferred ..........................       (20.2)        (6.3)        10.8
                                                 -------      -------      -------
                                                 $  18.0      $ (46.4)     $  21.3
                                                 =======      =======      =======

     The foreign provision for income taxes is based on foreign pre-tax earnings of $94.0 million, $114.2 million and $184.6 million for the years ended March 31, 2001, 2002 and 2003, respectively.

     The income tax provisions (benefits) for the years ended March 31, 2001, 2002 and 2003 differ from the amounts computed by applying the statutory federal income tax rate of 35% to consolidated earnings (loss) before income taxes as follows:

                                                                                      YEARS ENDED MARCH 31,
                                                                         -----------------------------------------------
                                                                             2001             2002             2003
                                                                         -------------    -------------    -------------
                                                                                          (IN MILLIONS)
Expense (benefit) computed at statutory rate .........................   $        21.1    $       (80.7)   $        24.3
Increase (reduction) resulting from:
  Foreign tax effect, net ............................................           (13.3)             6.4             (5.4)
  State tax effect, net ..............................................              --               --             (2.0)
  Tax benefit from foreign sales corporation .........................            (1.1)              --               --
  Income not subject to tax ..........................................            (7.5)            (3.5)            (2.1)
  Research and development credit ....................................            (4.5)              --               --
  Other ..............................................................             5.1              9.3             (3.3)
                                                                         -------------    -------------    -------------
                                                                                  (0.2)           (68.5)            11.5
Non-deductible charges for technology-related acquisition costs ......            18.2             22.1              9.8
                                                                         -------------    -------------    -------------
                                                                         $        18.0    $       (46.4)   $        21.3
                                                                         =============    =============    =============

     Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences as of March 31, 2002 and 2003 are as follows:

                                                                              MARCH 31,
                                                                    ------------------------------
                                                                        2002             2003
                                                                    -------------    -------------
                                                                            (IN MILLIONS)
Deferred tax assets:
  Net operating loss carryforwards ..............................   $        14.5    $        14.5
  Deferred revenue ..............................................             1.1             29.6
  Acquired research and development .............................           137.9            131.8
  Deferred compensation plan ....................................             6.7              6.8
  Stock compensation plans ......................................            19.3             19.4
  Tax credit carryforwards ......................................            15.3             19.5
  State taxes ...................................................              --              9.0
  Other .........................................................             5.0              0.4
                                                                    -------------    -------------
          Total gross deferred tax asset ........................           199.8            231.0
                                                                    -------------    -------------
  Valuation allowance ...........................................            (4.4)            (8.6)
                                                                    -------------    -------------
          Total deferred tax asset ..............................           195.4            222.4
                                                                    -------------    -------------
Deferred tax liabilities:
  Software capitalization, net ..................................           (70.3)           (65.5)
  Book/tax difference on assets .................................            (9.3)           (18.0)
  Foreign earnings and other ....................................           (19.5)           (66.7)
                                                                    -------------    -------------
          Total deferred tax liability ..........................           (99.1)          (150.2)
                                                                    -------------    -------------
  Net deferred tax asset ........................................   $        96.3    $        72.2
                                                                    =============    =============
  As reported:
    Other current assets ........................................   $        23.3    $        35.1
                                                                    =============    =============
    Other long-term assets ......................................   $        73.0    $        37.1
                                                                    =============    =============

     Realization of the Company's net deferred tax asset is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

     Aggregate unremitted earnings of foreign subsidiaries for which U.S. federal income taxes have not been provided, totaled approximately $656.7 million and $717.2 million at March 31, 2002 and 2003, respectively. Deferred income taxes have not been provided on these earnings because the Company considers them to be indefinitely reinvested.

     At March 31, 2003, the Company had federal net operating loss carryforwards of $41.4 million that will expire between 2005 and 2020, foreign tax credit carryforwards of $15.0 million that will expire between 2005 and 2007 and research and development tax credit carryforwards of $4.5 million that will expire in 2021. A $7.7 million valuation allowance is recorded against the deferred tax asset related to foreign tax credit carryforwards.

     In January 2003, the Company reached a settlement with the Internal Revenue Service (IRS) Appeals division for the tax year ended March 31, 1997. The IRS and the Company executed a closing agreement, thus settling all tax years through 1997. This settlement did not have a material effect on the Company's consolidated results of operations or financial position. The Company has received a Revenue Agent's Report (RAR) from the IRS for the tax years ended March 31, 1998 and 1999. The RAR is not a statutory notice of deficiency, and the Company is protesting the findings in the RAR. The report proposes tax increases resulting from adjustments to the transfer pricing arrangement the Company has with one of its foreign subsidiaries. The IRS claims in the report that the Company's U.S. operations have not been adequately compensated by the foreign subsidiary for the right to distribute the Company's technology in a specific territory. The case has been transferred to the IRS Appeals division, and the Company is working with the IRS Appeals division to resolve the issues. The Company believes that it has meritorious defenses to the proposed adjustments and that adequate provisions for income taxes have been made, and therefore that the ultimate resolution of the issues will not have a material adverse impact on the Company's consolidated financial position or results of operations. The IRS commenced examination of the Company's tax returns filed for the tax years ended March 31, 2000 and 2001. The examination is in the preliminary stages and the Company has no indications regarding possible adjustments to taxable income at this time.

(7) STOCK INCENTIVE PLANS

     The Company has adopted numerous stock plans that provide for the grant of options and restricted stock to employees and directors of the Company. Under the option plans, all options granted during the years ended March 31, 2001, 2002 and 2003 have been granted at fair market value as of the date of grant and have a ten-year term, except for the 0.4 million replacement stock options issued below fair market value during the year ended March 31, 2001 as consideration in the Evity acquisition. The $15.4 million fair value of the Evity replacement options was included in the purchase price for this acquisition. All options under these plans vest over terms of three to five years. The restricted stock is subject to transfer restrictions that lapse over one to four years. Under these plans, the Company was authorized to grant an additional 22.1 million shares as of March 31, 2003.

     On September 10, 2002, pursuant to an Offer to Exchange, the Company offered to certain U.S. employees the right to exchange outstanding stock options with an exercise price of $30.00 or more per share granted under certain of the Company's stock incentive plans for new options that cover a lesser number of shares to be granted under those stock incentive plans at least six months and one day following the cancellation of the options. The Company's senior officers and board of directors were ineligible to participate in the exchange offer. Amendments to the stock incentive plans to permit the offer were approved by the Company's stockholders at the Company's Annual Meeting held on August 29, 2002. The offer expired on October 9, 2002. The Company accepted for exchange options to purchase an aggregate of 6.5 million shares of Company common stock, representing approximately 88% of the options that were eligible for the exchange. These options have been cancelled and are no longer outstanding. On April 10, 2003, subject to the terms and conditions of the Offer to Exchange, the Company issued new options at fair market value as of such date to purchase an aggregate of 2.4 million shares of Company common stock in exchange for such exchanged options.

     The following is a summary of the stock option activity for the years ended March 31, 2001, 2002 and 2003 (shares in millions):

                                     2001                     2002                    2003
                            ----------------------   ----------------------   ----------------------
                                          WEIGHTED                WEIGHTED                 WEIGHTED
                                          AVERAGE                 AVERAGE                  AVERAGE
                                          EXERCISE                EXERCISE                 EXERCISE
                             SHARES        PRICE      SHARES        PRICE      SHARES        PRICE
                           ----------    ---------   ---------    ---------   ---------    ---------
Options outstanding,
  beginning of year .....        28.6    $      31        37.7    $      29         42.4   $      26
Options granted .......          16.1           24        12.3           18          4.9          17
Options exercised .....          (2.7)          10        (1.1)           9         (2.7)          6
Options forfeited
  or canceled ...........        (4.3)          37        (6.5)          33        (11.1)         39
                           ----------               ----------               -----------
Options outstanding,
  end of year ...........        37.7           29        42.4           26         33.5          22
                           ==========               ==========               ===========
Option price range per
  share ................. $0.30-80.94              $0.30-79.06               $0.30-79.06
                           ==========               ==========               ===========
Options exercisable .....        12.0           23        18.1           25         17.1          23
                           ==========               ==========               ===========

     The Company's outstanding options as of March 31, 2003, are as follows (shares in millions):

                                OUTSTANDING OPTIONS                                  EXERCISABLE OPTIONS
                     ---------------------------------------------------   ----------------------------------
                                                           WEIGHTED
RANGE OF                                                    AVERAGE
EXERCISE                               WEIGHTED AVERAGE    REMAINING                         WEIGHTED AVERAGE
PRICE                     SHARES        EXERCISE PRICE  CONTRACTUAL LIFE        SHARES        EXERCISE PRICE
------------------   ---------------   ---------------  ----------------   ---------------   ----------------
$ 0.30-17.24 .....               5.8   $            13                 6               2.5   $             10
$17.35-17.52 .....               9.0   $            18                 9               2.3   $             18
$17.70-19.75 .....               9.7   $            19                 8               6.0   $             20
$19.81-29.26 .....               3.9   $            22                 7               2.7   $             23
$29.63-79.06 .....               5.1   $            42                 6               3.6   $             41

     The following is a summary of the restricted stock activity for the years ended March 31, 2001, 2002 and 2003:

                                                              2001             2002              2003
                                                          -------------    -------------    -------------
                                                                           (IN THOUSANDS)
Shares granted and unearned, beginning of year ........             192              785              320
Shares granted ........................................           1,151               37               --
Shares earned .........................................            (394)            (373)             (66)
Shares forfeited ......................................            (164)            (129)             (13)
                                                          -------------    -------------    -------------
Shares granted and unearned, end of year ..............             785              320              241
                                                          =============    =============    =============

     In fiscal 1997, the Company adopted the BMC Software, Inc. 1996 Employee Stock Purchase Plan (the Purchase Plan). A total of 6.0 million shares of common stock may be issued under the Purchase Plan to participating employees, including 2.0 million additional shares approved by the stockholders during the year ended March 31, 2001 and 3.0 million additional shares approved by the stockholders during the year ended March 31, 2003. Purchase rights under the Purchase Plan are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date. During the years ended March 31, 2001, 2002 and 2003, approximately 654,400, 906,700 and 721,200 shares of common stock, respectively, were purchased pursuant to this plan. The Purchase Plan terminates in 2006.

(8) RETIREMENT PLANS

     The Company maintains a salary reduction profit sharing plan, or 401(k) plan, available to all domestic employees. The 401(k) plan is based on a calendar year and allows employees to contribute up to 15% of their annual compensation with a maximum contribution of $10,500 in calendar years 2000 and 2001, and $11,000 in 2002. In each of the calendar years 2000 and 2001, the board of directors authorized contributions to the 401(k) plan that would match each employee's contribution up to a maximum of $5,000. In calendar year 2002, employee contributions were matched up to a maximum of $4,000. The costs of these contributions amounted to $16.4 million, $13.3 million, and $12.2 million for the years ended March 31, 2001, 2002 and 2003, respectively. The Company contributions vest to the employee in increments of 25% per year beginning with the second year of employment and ending with the fifth.

     In addition to the Company's 401(k) plan, the Company maintains a deferred compensation plan for certain employees. At March 31, 2002 and 2003, a total of approximately $20.9 million and $18.1 million, respectively, is included in long-term marketable securities, with a corresponding amount included in accrued liabilities for the obligations under this plan. Employees participating in this plan receive their respective balances based on predetermined payout schedules or upon termination of employment or death.

(9) COMMITMENTS AND CONTINGENCIES

Guarantees --

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company's product warranties or to the provisions contained in the majority of the Company's software license agreements that indemnify licensees of the Company's software from damages and costs resulting from claims alleging that the Company's software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for payment under these provisions and has not been required to make material payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

Leases --

     The Company is a party to non-cancelable operating leases for office space, computer equipment and software. Rent is recognized equally over the lease term. Total expenses incurred under these leases during the years ended March 31, 2001, 2002 and 2003, were approximately $60.9 million, $58.2 million and $63.1 million, respectively.

     Future minimum lease payments to be made under non-cancelable operating leases and minimum sublease payments to be received under non-cancelable subleases as of March 31, 2003 are:

                                                             YEARS
                                                            ENDING
                                                           MARCH 31,
                                                          -----------
                                                         (IN MILLIONS)
2004 ..................................................   $      72.6
2005 ..................................................          63.5
2006 ..................................................          53.8
2007 ..................................................          44.7
2008 ..................................................          31.0
2009 and thereafter ...................................          58.9
                                                          -----------
          Total minimum lease payments ................         324.5
          Total minimum sublease payments .............         (21.7)
                                                          -----------
                                                          $     302.8
                                                          ===========

Litigation --

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

(10) SEGMENT REPORTING

     In the quarter ended June 30, 2002, BMC's management began reviewing the results of the Company's software business by the following product categories:
Enterprise Data Management Software, which includes the Mainframe Data Management and Distributed Systems Data Management product lines, Enterprise Systems Management Software, which includes the PATROL, MAINVIEW and Scheduling & Output Management product lines, and Other Software, which includes the High Potential product lines of Storage Management, Security Management, Enterprise Applications Management, Subscription Services and Linux Management, and other. In addition to these software segments, the professional services business is also considered a separate segment. Through March 31, 2002, BMC's management reviewed the results of the Company's software business by different product categories. The amounts reported below for the years ended March 31, 2001, 2002 and 2003 reflect this change in the composition of the segments. Upon the acquisition of Remedy during the year ended March 31, 2003 as discussed in Note 2 -- Business Combinations, BMC's management began reviewing Remedy's results as a separate segment.

     Excluding Remedy, segment performance is measured based on contribution margin, which reflects only the direct controllable expenses of the segments and does not include allocation of indirect research and development (R&D) and support expenses, the effect of software development cost capitalization and amortization, selling and marketing expenses, general and administrative expenses, amortization and impairment of acquired technology, goodwill and intangibles, one-time charges, other income, net, and income taxes. Remedy is operated as a separate business unit and therefore its performance is measured based on operating margin and does not include amortization of acquired technology and intangibles, one-time charges, other income, net, and income taxes. Assets and liabilities are not accounted for by segment, other than for Remedy. Remedy's assets include the identifiable intangibles and goodwill recorded at the acquisition date, but as discussed above, the performance of the Remedy business unit is measured based on operating margin, excluding the amortization of these assets and any impairment charges that may be incurred.

                                      ENTERPRISE DATA                     ENTERPRISE
                                    MANAGEMENT SOFTWARE           SYSTEMS MANAGEMENT SOFTWARE                OTHER SOFTWARE
                                 -------------------------   ---------------------------------------   -------------------------
                                               DISTRIBUTED                                               HIGH
                                 MAINFRAME       SYSTEMS                                 SCHEDULING    POTENTIAL
                                    DATA          DATA                                    & OUTPUT      PRODUCT
                                 MANAGEMENT    MANAGEMENT      PATROL       MAINVIEW     MANAGEMENT       LINES         OTHER
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
2001                                                                      (IN MILLIONS)
Revenues:
   License ...................   $     345.9   $     102.5   $     201.2   $      82.6   $      95.9   $      54.7   $       9.4
   Maintenance ...............         246.4          49.9          79.1          75.6          46.8          20.0           6.3
   Professional services .....            --            --            --            --            --            --            --
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total revenues ...............   $     592.3   $     152.4   $     280.3   $     158.2   $     142.7   $      74.7   $      15.7
R&D and support expenses .....          69.2          46.4         113.7          29.6          35.8          39.8            --
Cost of professional
 services ....................            --            --            --            --            --            --            --
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
 Contribution margin .........   $     523.1   $     106.0   $     166.6   $     128.6   $     106.9   $      34.9   $      15.7
                                 ===========   ===========   ===========   ===========   ===========   ===========   ===========


                                                                         INDIRECT R&D
                                                           PROFESSIONAL  & CAPITALIZED  TOTAL BEFORE                      AS
                                                            SERVICES       SOFTWARE        REMEDY        REMEDY        REPORTED
                                                           -----------    -----------    -----------   -----------   -----------
2001                                                                     (IN MILLIONS)
Revenues:
   License .............................................   $        --    $        --    $     892.2   $        --   $     892.2
   Maintenance .........................................            --             --          524.1            --         524.1
   Professional services ...............................          93.3             --           93.3            --          93.3
                                                           -----------    -----------    -----------   -----------   -----------
Total revenues .........................................   $      93.3    $        --    $   1,509.6   $        --   $   1,509.6
R&D and support expenses ...............................            --          108.1          442.6            --         442.6
Cost of professional services ..........................         101.1             --          101.1            --         101.1
                                                           -----------    -----------    -----------   -----------   -----------
 Contribution margin ...................................   $      (7.8)   $    (108.1)         965.9            --         965.9
                                                           ===========    ===========
Selling and marketing expenses .........................                                       600.7            --         600.7
General and administrative expenses ....................                                       165.5            --         165.5
                                                                                         -----------   -----------   -----------
   Operating margin ....................................                                 $     199.7   $        --         199.7
                                                                                         ===========   ===========
Acquired research and development ......................                                                                    21.4
Amortization of acquired technology,
 goodwill and intangibles ..............................                                                                   178.2
Merger-related costs and compensation charges ..........                                                                     8.6
Other income, net ......................................                                                                    68.9
                                                                                                                     -----------
Consolidated earnings before income taxes ..............                                                             $      60.4
                                                                                                                     ===========

                                   ENTERPRISE DATA                     ENTERPRISE
                                 MANAGEMENT SOFTWARE            SYSTEMS MANAGEMENT SOFTWARE              OTHER SOFTWARE
                              -------------------------   ---------------------------------------   -------------------------
                                           DISTRIBUTED                                                HIGH
                              MAINFRAME      SYSTEMS                                  SCHEDULING    POTENTIAL
                                 DATA          DATA                                    & OUTPUT      PRODUCT
                              MANAGEMENT    MANAGEMENT      PATROL       MAINVIEW     MANAGEMENT       LINES         OTHER
                              -----------   -----------   -----------   -----------   -----------   -----------   -----------
2002                                                                   (IN MILLIONS)
Revenues:
   License ................   $     210.5   $      70.8   $     153.3   $      63.1   $      70.0   $      55.9   $       1.4
   Maintenance ............         239.2          54.5          97.3          92.8          54.7          30.8           6.5
   Professional services ..            --            --            --            --            --            --            --
                              -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total revenues ............   $     449.7   $     125.3   $     250.6   $     155.9   $     124.7   $      86.7   $       7.9
R&D and support expenses ..          63.0          51.3         120.9          31.1          34.3          61.5            --
Cost of professional
 services .................            --            --            --            --            --            --            --
                              -----------   -----------   -----------   -----------   -----------   -----------   -----------
 Contribution margin ......   $     386.7   $      74.0   $     129.7   $     124.8   $      90.4   $      25.2   $       7.9
                              ===========   ===========   ===========   ===========   ===========   ===========   ===========


                                                                          INDIRECT  R&D
                                                           PROFESSIONAL   & CAPITALIZED   TOTAL BEFORE                     AS
                                                             SERVICES       SOFTWARE         REMEDY       REMEDY        REPORTED
                                                            -----------    -----------    -----------   -----------   -----------
2002                                                                      (IN MILLIONS)
Revenues:

   License ................................................ $        --    $        --    $     625.0   $        --   $     625.0
   Maintenance ............................................          --             --          575.8            --         575.8
   Professional services ..................................        88.1             --           88.1            --          88.1
                                                            -----------    -----------    -----------   -----------   -----------
Total revenues ............................................ $      88.1    $        --    $   1,288.9   $        --   $   1,288.9
R&D and support expenses ..................................          --          117.1          479.2            --         479.2
Cost of professional services .............................        95.3             --           95.3            --          95.3
                                                            -----------    -----------    -----------   -----------   -----------
 Contribution margin ...................................... $      (7.2)   $    (117.1)         714.4            --         714.4
                                                            ===========    ===========
Selling and marketing expenses ............................                                     538.8            --         538.8
General and administrative expenses .......................                                     151.7            --         151.7
                                                                                          -----------   -----------   -----------
   Operating margin .......................................                               $      23.9   $        --          23.9
                                                                                          ===========   ===========
Amortization and impairment of acquired technology,
 goodwill and intangibles..................................                                                                 241.8
Restructuring costs .......................................                                                                  52.9
Merger-related costs and compensation charges .............                                                                  12.8
Other income, net .........................................                                                                  53.1
                                                                                                                      -----------
Consolidated loss before income taxes .....................                                                           $    (230.5)
                                                                                                                      ===========

                                        ENTERPRISE DATA                      ENTERPRISE
                                      MANAGEMENT SOFTWARE            SYSTEMS MANAGEMENT SOFTWARE               OTHER SOFTWARE
                                   -------------------------   ---------------------------------------   -------------------------
                                                 DISTRIBUTED                                               HIGH
                                    MAINFRAME     SYSTEMS                                  SCHEDULING    POTENTIAL
                                      DATA          DATA                                    & OUTPUT      PRODUCT
                                   MANAGEMENT    MANAGEMENT      PATROL       MAINVIEW     MANAGEMENT      LINES          OTHER
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
2003                                                          (IN MILLIONS)
Revenues:
   License .....................   $     198.0   $      64.8   $     111.2   $      73.9   $      70.4   $      49.4   $       0.5
   Maintenance .................         226.2          64.9         113.6          89.9          66.4          40.1           1.6
   Professional services .......            --            --            --            --            --            --            --
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total revenues .................   $     424.2   $     129.7   $     224.8   $     163.8   $     136.8   $      89.5   $       2.1
R&D and support expenses .......          62.2          52.7         101.2          34.8          31.5          67.8            --
Cost of professional
 services ......................            --            --            --            --            --            --            --
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
 Contribution margin ...........   $     362.0   $      77.0   $     123.6   $     129.0   $     105.3   $      21.7   $       2.1
                                   ===========   ===========   ===========   ===========   ===========   ===========   ===========

                                                                        INDIRECT R&D      TOTAL
                                                       PROFESSIONAL    & CAPITALIZED      BEFORE                          AS
                                                         SERVICES        SOFTWARE         REMEDY         REMEDY        REPORTED
                                                       ------------    ------------    ------------   ------------   ------------
2003                                                                   (IN MILLIONS)
Revenues:
   License ........................................... $         --    $         --    $      568.2   $       37.5   $      605.7
   Maintenance .......................................           --              --           602.7           33.1          635.8
   Professional services .............................         81.6              --            81.6            3.6           85.2
                                                       ------------    ------------    ------------   ------------   ------------
Total revenues ....................................... $       81.6    $         --    $    1,252.5   $       74.2   $    1,326.7
R&D and support expenses .............................           --           125.8           476.0           13.9          489.9
Cost of professional services ........................         83.0              --            83.0            3.8           86.8
                                                       ------------    ------------    ------------   ------------   ------------
 Contribution margin ................................. $       (1.4)   $     (125.8)          693.5           56.5          750.0
                                                       ============    ============
Selling and marketing expenses .......................                                        476.0           23.4          499.4
General and administrative expenses ..................                                        139.2           11.0          150.2
                                                                                       ------------   ------------   ------------
   Operating margin ..................................                                 $       78.3   $       22.1          100.4
                                                                                       ============   ============
Acquired research and development ....................                                                                       12.0
Amortization of acquired technology and intangibles ..                                                                       66.7
Restructuring costs ..................................                                                                       (0.1)
Merger-related costs and compensation charges ........                                                                        0.6
Other income, net ....................................                                                                       48.1
                                                                                                                     ------------
Consolidated earnings before income taxes ............                                                               $       69.3
                                                                                                                     ============
Total assets as of March 31, 2003 ....................                                 $    2,457.8   $      387.7   $    2,845.5
                                                                                       ============   ============   ============

     Subsequent to March 31, 2003, the Company's management reorganized certain of the product categories for purposes of reviewing the results of the software business for the year ending March 31, 2004. Future segment information will be reported under this new structure and all previous periods presented will reflect these changes in the composition of the segments.

     Revenues from external customers and long-lived assets (excluding financial instruments and deferred tax assets) attributed to the United States, the Company's country of domicile, and all other countries are as follows.

                                                         YEARS ENDED MARCH 31,
                                                ---------------------------------------
                                                   2001           2002          2003
                                                -----------   -----------   -----------
                                                             (IN MILLIONS)
Revenues:
  United States .............................   $     826.0   $     727.2   $     706.9
  International .............................         683.6         561.7         619.8
                                                -----------   -----------   -----------
                                                $   1,509.6   $   1,288.9   $   1,326.7
                                                ===========   ===========   ===========

Long-lived Assets:
  United States .............................                 $     786.8   $     900.3
  International .............................                        63.6         250.8
                                                              -----------   -----------
                                                              $     850.4   $   1,151.1
                                                              ===========   ===========

(11) RESTRUCTURING COSTS

     During the year ended March 31, 2002, BMC implemented a restructuring plan to better align the Company's cost structure with existing market conditions. This plan included the involuntary termination of 1,260 employees during the year. These actions were across all divisions and geographies and the affected employees received cash severance packages. During the year ended March 31, 2002, the Company also discontinued certain business information integration products as a result of the dissolution of that business unit, and announced the closure of certain locations throughout the world. A charge of $52.9 million was recorded for the year ended March 31, 2002 for employee severance, the write-off of software assets related to discontinued products, net of proceeds from the sale of a portion of the related technology, and office closures.

     During the year ended March 31, 2002, the Company sold its enterprise data propagation (EDP) technology for a minority equity investment in the purchaser and future cash payments to be made based on the purchaser's quarterly sales to BMC's former EDP customers over the following four years. As these products were part of the discontinued business information integration products, the proceeds will be recorded as a reduction of restructuring costs, as a recovery of the amount previously written off for these products. For the year ended March 31, 2002, proceeds of $0.2 million were recorded, reflecting the estimated fair value of the equity investment received. As the future cash payments, if any, cannot be estimated, they will be recorded in the periods received as a reduction of restructuring costs up to the amount previously written off. Any receipts in excess of the related asset write-off will be reflected as other income.

     As of March 31, 2002, $2.6 million of severance and facilities costs related to actions completed under the restructuring plan remained accrued for payment in future periods, as follows:

                                                   BALANCE AT                           PAID OUT OR           BALANCE AT
                                                   MARCH 31,          CHARGED TO      CHARGED AGAINST         MARCH 31,
                                                      2001             EXPENSE         RELATED ASSETS           2002
                                                ----------------   ----------------   ----------------    ----------------
                                                                             (IN MILLIONS)
Severance and related expenses ..............   $             --   $           35.1   $          (33.8)   $            1.3
Write-off of software assets, net of
 proceeds received ..........................                 --               14.7              (14.7)                 --
Facilities costs ............................                 --                3.1               (1.8)                1.3
                                                ----------------   ----------------   ----------------    ----------------
          Total accrual .....................   $             --   $           52.9   $          (50.3)   $            2.6
                                                ================   ================   ================    ================

     The $0.1 million credit to restructuring costs recorded during the year ended March 31, 2003 is primarily related to the net effect of adjustments to facilities and severance accruals initially recorded during the year ended March 31, 2002. As of March 31, 2003, substantially all disbursements related to the fiscal 2002 restructuring plan have been paid.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of BMC Software, Inc.

     We have audited the consolidated financial statements of BMC Software, Inc. and subsidiaries as of March 31, 2002 and 2003, and for each of the two years in the period ended March 31, 2003, and have issued our report thereon dated April 23, 2003 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule as of March 31, 2002 and 2003 and for each of the two years in the period ended March 31, 2003 listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                            /s/ Ernst & Young LLP


Houston, Texas
April 23, 2003

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH BMC SOFTWARE, INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2002. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2003. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION. THE SCHEDULE FOR THE YEAR ENDED MARCH 31, 2000 REFERRED TO IN THIS REPORT HAS NOT BEEN INCLUDED IN THE ACCOMPANYING
SCHEDULE II.


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


ARTHUR ANDERSEN LLP


Houston, Texas
June 8, 2001

                                                                     SCHEDULE II


                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                               VALUATION ACCOUNTS
                    YEARS ENDED MARCH 31, 2001, 2002 AND 2003
                                  (IN MILLIONS)

                                                             BALANCE AT   CHARGED                      REMEDY
                                                             BEGINNING  (CREDITED) TO                ACQUISITION   BALANCE AT
YEAR               DESCRIPTION                                OF YEAR     EXPENSES      DEDUCTION     AND OTHER    END OF YEAR
----   --------------------------------------------------   ----------  -------------   ----------    ----------   ----------
2001   Allowance for doubtful accounts ..................         31.5           17.6        (23.5)           --         25.6
2002   Allowance for doubtful accounts ..................         25.6           10.4        (11.8)           --         24.2
2003   Allowance for doubtful accounts ..................         24.2            0.7         (7.3)          1.3         18.9
       Allowance for doubtful finance receivables .......           --            3.3           --            --          3.3

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 18, 2003.

                                          BMC SOFTWARE, INC.


                                          By:    /s/ ROBERT E. BEAUCHAMP
                                             ---------------------------------
                                                    Robert E. Beauchamp
                                            President, Chief Executive Officer
                                                       and Director

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

                 SIGNATURES                                                 TITLE                                      DATE
                 ----------                                                 -----                                      ----
           /s/ B. GARLAND CUPP                 Chairman of the Board                                             June 18, 2003
------------------------------------------
               B. Garland Cupp

          /s/ ROBERT E. BEAUCHAMP              President, Chief Executive Officer and Director                   June 18, 2003
------------------------------------------
             Robert E. Beauchamp

              /s/ JOHN W. COX
------------------------------------------     Vice President, Chief Financial Officer and                       June 18, 2003
                 John W. Cox                     Chief Accounting Officer

           /s/ JON E. BARFIELD                 Director                                                          June 18, 2003
------------------------------------------
               Jon E. Barfield

           /s/ JOHN W. BARTER                  Director                                                          June 18, 2003
------------------------------------------
               John W. Barter

           /s/ MELDON K. GAFNER                Director                                                          June 18, 2003
------------------------------------------
              Meldon K. Gafner

              /s/ L. W. GRAY                   Director                                                          June 18, 2003
------------------------------------------
                 L. W. Gray

           /s/ KATHLEEN A. O'NEIL              Director                                                          June 18, 2003
------------------------------------------
             Kathleen A. O'Neil

           /s/ GEORGE F. RAYMOND               Director                                                          June 18, 2003
------------------------------------------
              George F. Raymond

           /s/ TOM C. TINSLEY                  Director                                                          June 18, 2003
------------------------------------------
               Tom C. Tinsley

                                 CERTIFICATIONS

I, Robert E. Beauchamp, certify that:

     1. I have reviewed this annual report on Form 10-K of BMC Software, Inc. (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 18, 2003


                                            By: /s/  ROBERT E. BEAUCHAMP
                                               --------------------------------
                                                      Robert E. Beauchamp
                                                   Chief Executive Officer

I, John W. Cox, certify that:

     1. I have reviewed this annual report on Form 10-K of BMC Software, Inc. (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 18, 2003


                                            By: /s/      JOHN W. COX
                                               ---------------------------------
                                                         John W. Cox
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER
       ------
        3.1         --   Restated Certificate of Incorporation of the Company;
                         incorporated by reference to Exhibit 3.1 to the
                         Company's Registration Statement on Form S-1
                         (Registration No. 33-22892) (the S-1 Registration
                         Statement).

        3.2         --   Certificate of Amendment of Restated Certificate of
                         Incorporation; incorporated by reference to Exhibit 3.2
                         to the Company's Annual Report on Form 10-K for the
                         year ended March 31, 1997 (the 1997 10-K).

        3.3         --   Certificate of Amendment of Restated Certificate of
                         Incorporation filed November 30, 1999; incorporated by
                         reference to Exhibit 3.3 to the Company's Annual Report
                         on Form 10-K for the year ended March 31, 2002 (the
                         2002 10-K).

        3.4         --   Bylaws of the Company; incorporated by reference to
                         Exhibit 3.2 to the S-1 Registration Statement.

        4.1         --   Rights Agreement, dated as of May 8, 1995, between the
                         Company and The First National Bank of Boston, as
                         Rights Agent (the Rights Agreement), specifying the
                         terms of the Rights, which includes the form of
                         Certificate of Designation of Series A Junior
                         Participating Preferred Stock as Exhibit A, the form of
                         Right Certificate as Exhibit B and the form of the
                         Summary of Rights as Exhibit C (incorporated by
                         reference to Exhibit 1 to the Company's Registration
                         Statement on Form 8-A dated May 10, 1995).

        4.2         --   Amendment to the Rights Agreement; incorporated by
                         reference to Exhibit 4.3 to the 1997 10-K.

       10.1(a)      --   BMC Software, Inc. 1994 Employee Incentive Plan;
                         incorporated by reference to Exhibit 10.7(a) to the
                         Company's Annual Report on Form 10-K for the year ended
                         March 31, 1995 (the 1995 10-K).

       10.1(b)      --   Form of Stock Option Agreement employed under BMC
                         Software, Inc. 1994 Employee Incentive Plan;
                         incorporated by reference to Exhibit 10.7(b) to the
                         1995 10-K.

       10.2(a)      --   BMC Software, Inc. 1994 Non-employee Directors' Stock
                         Option Plan; incorporated by reference to Exhibit
                         10.8(a) to the 1995 10-K.

       10.2(b)      --   Form of Stock Option Agreement employed under BMC
                         Software, Inc. 1994 Non-employee Directors' Stock
                         Option Plan; incorporated by reference to Exhibit
                         10.8(b) to the 1995 10-K.

       10.3         --   Form of Indemnification Agreement among the Company and
                         its directors and executive officers; incorporated by
                         reference to Exhibit 10.11 to the 1995 10-K.

       10.4(a)      --   BMC Software, Inc. 2000 Employee Stock Incentive Plan;
                         incorporated by reference to Exhibit 10.1 to the
                         Company's Quarterly Report on Form 10-Q for the quarter
                         ended June 30, 2000.

       10.4(b)      --   First Amendment to 2000 Employee Stock Incentive Plan;
                         incorporated by reference to Exhibit 10.4(b) to the
                         2002 10-K.

       10.4(c)      --   Second Amendment to 2000 Employee Stock Incentive Plan;
                         incorporated by reference to Exhibit 10.4(c) to the
                         2002 10-K.

       10.4(d)      --   Form of Stock Option Agreement employed under 2000
                         Employee Stock Incentive Plan; incorporated by
                         reference to Exhibit 10.4(d) to the 2002 10-K.

       10.5(a)      --   BMC Software, Inc. 1994 Deferred Compensation Plan;
                         incorporated by reference to Exhibit 4.1 to the
                         Company's Registration Statement on Form S-8 dated
                         April 2, 1999.

       10.5(b)      --   First Amendment to BMC Software, Inc. 1994 Deferred
                         Compensation Plan; incorporated by reference to Exhibit
                         4.2 to the Company's Registration Statement on Form S-8
                         dated April 2, 1999.

       10.5(c)      --   Form of BMC Software, Inc. 1994 Deferred Compensation
                         Plan Trust Agreement; incorporated by reference to
                         Exhibit 4.3 to the Company's Registration Statement on
                         Form S-8 dated April 2, 1999.

       10.6(a)      --   Executive Employment Agreement between BMC Software,
                         Inc. and Robert Beauchamp; incorporated by reference to
                         Exhibit 10.7 to the Company's Annual Report on Form
                         10-K for the year ended March 31, 2001.

       10.6(b)      --   Amendment No. 1 to Executive Employment Agreement
                         between BMC Software, Inc. and Robert Beauchamp;
                         incorporated by reference to Exhibit 10.6(b) to the
                         2002 10-K.

      *10.6(c)      --   Amendment No. 2 to Executive Employment Agreement
                         between BMC Software, Inc. and Robert Beauchamp.

       10.7(a)      --   Form of Executive Employment Agreement between BMC
                         Software, Inc. and each of Dan Barnea, Darroll
                         Buytenhuys, Jeffrey Hawn and Robert H. Whilden, Jr.;
                         incorporated by reference to Exhibit 10.2 to the
                         Company's Quarterly Report on Form 10-Q for the quarter
                         ended June 30, 2000.

       10.7(b)     --    Form of Amendment No. 1 to Executive Employment
                         Agreement between BMC Software, Inc. and each of Dan
                         Barnea, Darroll Buytenhuys, Jeffrey Hawn and Robert H.
                         Whilden, Jr.; incorporated by reference to Exhibit
                         10.7(b) to the 2002 10-K.

      *10.7(c)     --    Form of Amendment No. 2 to Executive Employment
                         Agreement between BMC Software, Inc. and each of Dan
                         Barnea, Darroll Buytenhuys, Jeffrey Hawn and Robert H.
                         Whilden, Jr.

       10.7(d)     --    Schedule to Form of Executive Employment Agreement, as
                         amended; incorporated by reference to Exhibit 10.8 to
                         the 2002 10-K.

       10.8(a)     --    BMC Software, Inc. 2002 Nonemployee Director Stock
                         Option Plan; incorporated by reference to Appendix B to
                         the Company's 2002 proxy statement filed with the SEC
                         on Schedule 14A (the 2002 Proxy Statement).

      *10.8(b)     --    Form of Stock Option Agreement employed under
                         BMCSoftware, Inc. 2002 Nonemployee Director Stock
                         Option Plan.

       10.9(a)     --    BMC Software, Inc. 2002 Employee Incentive Plan;
                         incorporated by reference to Appendix C to the 2002
                         Proxy Statement.

      *10.9(b)     --    Form of Stock Option Agreement employed under BMC
                         Software, Inc. 2002 Employee Incentive Plan.

      *10.10        --   BMC Software, Inc. Short-term Incentive Performance
                         Award Program.

      *10.11        --   BMC Software, Inc. Long-term Incentive Performance
                         Award Program.

      *21.1         --   Subsidiaries of the Company.

      *23.1         --   Consent of Independent Auditors.

      *23.2         --   Notice Regarding Consent of Arthur Andersen LLP.

      *99.1         --   Certification of Chief Executive Officer of BMC
                         Software, Inc. pursuant to 18 U.S.C. Section 1350.

      *99.2         --   Certification of Chief Financial Officer of BMC
                         Software, Inc. pursuant to 18 U.S.C. Section 1350.

----------
* Filed herewith.



70