Form 10-Q/A
period 2002-12-31
BMC SOFTWARE INC
filed 2003-08-01
CIK 835729

================================================================================

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

                         EXPLANATORY NOTE TO FORM 10-Q/A



         On November 20, 2002, BMC Software acquired the assets related to Remedy(R) products from Peregrine Systems, Inc. (Peregrine) for $355 million in cash and the assumption of certain operating liabilities related to Remedy. We are filing this Amendment No. 1 to our Form 10-Q for the quarter ended December 31, 2002, to amend and restate unaudited pro forma financial information for BMC Software for the three months and nine months ended December 31, 2002, as if the acquisition of Remedy had occurred at the beginning of each of these periods. This unaudited pro forma financial information is provided in Note 3 to the accompanying condensed consolidated financial statements included in Part I --
Item 1. Financial Statements.



         We recently discovered a recording error principally related to the revenues associated with Remedy operations in Europe. Beginning on April 1, 2002, the revenues of these operations had been recorded in the financial records of a subsidiary of Peregrine and had not been properly pushed down to Remedy's historical financial statements for the period from April 1, 2002 to November 20, 2002. As a result, these revenues were inadvertently omitted from the historical financial statements used to prepare the unaudited pro forma financial information in Note 3 to the accompanying condensed consolidated financial statements. The recording error did not impact the expenses previously included in the unaudited pro forma financial information other than income tax expense. Except for Item 1 of Part I, no other information included in the original quarterly report on Form 10-Q is amended by this Form 10-Q/A.



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


         As discussed in the explanatory note to this Form 10-Q/A, the unaudited financial statements of Remedy for the period April 1, 2002 to November 20, 2002 were restated to reflect the inclusion of Remedy's revenue from its European operations. Accordingly, the unaudited pro forma financial information below has been restated to reflect this change.



                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              DECEMBER 31,                DECEMBER 31,
                                                                         ------------------------   ------------------------
                                                                             2001         2002         2001          2002
                                                                         -----------    ---------   -----------    ---------
                                                                                        (RESTATED)                 (RESTATED)
                                                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
                             Revenues...............................       $ 388.7       $376.9       $1,156.8     $1,080.9
                             Net earnings (loss)....................       $(104.9)      $  6.1       $ (210.6)    $   13.6
                             Basic EPS..............................       $ (0.43)      $ 0.03       $  (0.86)    $   0.06
                             Diluted EPS............................       $ (0.43)      $ 0.03       $  (0.86)    $   0.06

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.


        31.1 -- Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



        31.2 -- Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



        32.1 -- Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.



        32.2 -- Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.


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


August 1, 2003


                                      By:      /s/    JOHN W. COX
                                           -----------------------------------
                                                      John W. Cox
                                            Vice President, Chief Financial
                                          Officer and Chief Accounting Officer


August 1, 2003

                                 EXHIBIT INDEX

      Exhibit
        No.                        Description
      -------                      -----------


        31.1 -- Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



        31.2 -- Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



        32.1 -- Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.



        32.2 -- Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.