Form 10-K/A
period 2003-03-31
BMC SOFTWARE INC
filed 2003-08-01
CIK 835729

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


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

                         EXPLANATORY NOTE TO FORM 10-K/A

     On November 20, 2002, BMC Software acquired the assets related to Remedy(R) products from Peregrine Systems, Inc. (Peregrine) for $355 million in cash and the assumption of certain operating liabilities related to Remedy. We are filing this Amendment No. 1 to our Form 10-K for the year ended March 31, 2003, to amend and restate unaudited pro forma financial information for BMC Software for the year ended March 31, 2003, as if the acquisition of Remedy had occurred at the beginning of that year. This unaudited pro forma financial information is provided in Note 2 to the accompanying Consolidated Financial Statements included in Part IV -- Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     We recently discovered a recording error principally related to the revenues associated with Remedy operations in Europe. Beginning on April 1, 2002, the revenues of these operations had been recorded in the financial records of a subsidiary of Peregrine and had not been properly pushed down to Remedy's historical financial statements for the period from April 1, 2002 to November 20, 2002. As a result, these revenues were inadvertently omitted from the historical financial statements used to prepare the unaudited pro forma financial information in Note 2 to the accompanying Consolidated Financial Statements. The recording error did not impact the expenses previously included in the unaudited pro forma financial information other than income tax expense. Except for Item 8 of Part II, no other information included in the original Annual Report on Form 10-K is amended by this Form 10-K/A.


                  -------------------------------------------


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


**10.6(c) -- Amendment No. 2 to Executive Employment Agreement between
             BMC Software, Inc. and Robert Beauchamp.


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


**10.7(c) -- Form of Amendment No. 2 to Executive Employment Agreement
             between BMC Software, Inc. and each of Dan Barnea, Darroll Buytenhuys, Jeffrey Hawn and Robert H. Whilden, Jr.


  10.7(d) -- Schedule to Form of Executive Employment Agreement, as
             amended; incorporated by reference to Exhibit 10.8 to the 2002
             10-K.

  10.8(a) -- BMC Software, Inc. 2002 Nonemployee Director Stock Option
             Plan; incorporated by reference to Appendix B to the Company's 2002 proxy statement filed with the SEC on Schedule 14A (the 2002 Proxy Statement).


**10.8(b) -- Form of Stock Option Agreement employed under BMC
             Software, Inc. 2002 Nonemployee Director Stock Option Plan.


  10.9(a) -- BMC Software, Inc. 2002 Employee Incentive Plan;
             incorporated by reference to Appendix C to the 2002 Proxy
             Statement.


**10.9(b) -- Form of Stock Option Agreement employed under BMC
             Software, Inc. 2002 Employee Incentive Plan.



  **10.10 -- BMC Software, Inc. Short-term Incentive Performance Award
             Program.



  **10.11 -- BMC Software, Inc. Long-term Incentive Performance Award
             Program.



   **21.1 -- Subsidiaries of the Company.


    *23.1 -- Consent of Independent Auditors.


   **23.2 -- Notice Regarding Consent of Arthur Andersen LLP.



    *31.1 -- Certification of Chief Executive Officer of BMC Software, Inc.
             pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



    *31.2 -- Certification of Chief Financial Officer of BMC Software, Inc.
             pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



    *32.1 -- Certification of Chief Executive Officer of BMC Software,
             Inc. pursuant to 18 U.S.C. Section 1350.



    *32.2 -- Certification of Chief Financial Officer of BMC Software,
             Inc. pursuant to 18 U.S.C. Section 1350.


 *  Filed herewith.


** Previously filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2003, filed June 18, 2003.



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


      As discussed in the explanatory note to this Form 10-K/A, the unaudited financial statements of Remedy for the period April 1, 2002 to November 20, 2002 were restated to reflect the inclusion of Remedy's revenue from its European operations. Accordingly, the unaudited pro forma financial information below has been restated to reflect this change.



                                                                YEARS ENDED MARCH 31,
                                                               ------------------------
                                                                  2002           2003
                                                               ---------      ---------
                                                                 (IN MILLIONS, EXCEPT
                                                                    PER SHARE DATA)
                                                                             (Restated)
Revenues .................................................     $ 1,547.8      $ 1,461.6
Net earnings (loss) ......................................     $  (206.6)     $    34.2
Basic EPS ................................................     $   (0.84)     $    0.14
Diluted EPS ..............................................     $   (0.84)     $    0.14


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2003.


                                          BMC SOFTWARE, INC.


                                          By:    /s/ ROBERT E. BEAUCHAMP
                                             ---------------------------------
                                                    Robert E. Beauchamp
                                            President, Chief Executive Officer
                                                       and Director

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER
       ------
        3.1         --   Restated Certificate of Incorporation of the Company;
                         incorporated by reference to Exhibit 3.1 to the
                         Company's Registration Statement on Form S-1
                         (Registration No. 33-22892) (the S-1 Registration
                         Statement).

        3.2         --   Certificate of Amendment of Restated Certificate of
                         Incorporation; incorporated by reference to Exhibit 3.2
                         to the Company's Annual Report on Form 10-K for the
                         year ended March 31, 1997 (the 1997 10-K).

        3.3         --   Certificate of Amendment of Restated Certificate of
                         Incorporation filed November 30, 1999; incorporated by
                         reference to Exhibit 3.3 to the Company's Annual Report
                         on Form 10-K for the year ended March 31, 2002 (the
                         2002 10-K).

        3.4         --   Bylaws of the Company; incorporated by reference to
                         Exhibit 3.2 to the S-1 Registration Statement.

        4.1         --   Rights Agreement, dated as of May 8, 1995, between the
                         Company and The First National Bank of Boston, as
                         Rights Agent (the Rights Agreement), specifying the
                         terms of the Rights, which includes the form of
                         Certificate of Designation of Series A Junior
                         Participating Preferred Stock as Exhibit A, the form of
                         Right Certificate as Exhibit B and the form of the
                         Summary of Rights as Exhibit C (incorporated by
                         reference to Exhibit 1 to the Company's Registration
                         Statement on Form 8-A dated May 10, 1995).

        4.2         --   Amendment to the Rights Agreement; incorporated by
                         reference to Exhibit 4.3 to the 1997 10-K.

       10.1(a)      --   BMC Software, Inc. 1994 Employee Incentive Plan;
                         incorporated by reference to Exhibit 10.7(a) to the
                         Company's Annual Report on Form 10-K for the year ended
                         March 31, 1995 (the 1995 10-K).

       10.1(b)      --   Form of Stock Option Agreement employed under BMC
                         Software, Inc. 1994 Employee Incentive Plan;
                         incorporated by reference to Exhibit 10.7(b) to the
                         1995 10-K.

       10.2(a)      --   BMC Software, Inc. 1994 Non-employee Directors' Stock
                         Option Plan; incorporated by reference to Exhibit
                         10.8(a) to the 1995 10-K.

       10.2(b)      --   Form of Stock Option Agreement employed under BMC
                         Software, Inc. 1994 Non-employee Directors' Stock
                         Option Plan; incorporated by reference to Exhibit
                         10.8(b) to the 1995 10-K.

       10.3         --   Form of Indemnification Agreement among the Company and
                         its directors and executive officers; incorporated by
                         reference to Exhibit 10.11 to the 1995 10-K.

       10.4(a)      --   BMC Software, Inc. 2000 Employee Stock Incentive Plan;
                         incorporated by reference to Exhibit 10.1 to the
                         Company's Quarterly Report on Form 10-Q for the quarter
                         ended June 30, 2000.

       10.4(b)      --   First Amendment to 2000 Employee Stock Incentive Plan;
                         incorporated by reference to Exhibit 10.4(b) to the
                         2002 10-K.

       10.4(c)      --   Second Amendment to 2000 Employee Stock Incentive Plan;
                         incorporated by reference to Exhibit 10.4(c) to the
                         2002 10-K.

       10.4(d)      --   Form of Stock Option Agreement employed under 2000
                         Employee Stock Incentive Plan; incorporated by
                         reference to Exhibit 10.4(d) to the 2002 10-K.

       10.5(a)      --   BMC Software, Inc. 1994 Deferred Compensation Plan;
                         incorporated by reference to Exhibit 4.1 to the
                         Company's Registration Statement on Form S-8 dated
                         April 2, 1999.

       10.5(b)      --   First Amendment to BMC Software, Inc. 1994 Deferred
                         Compensation Plan; incorporated by reference to Exhibit
                         4.2 to the Company's Registration Statement on Form S-8
                         dated April 2, 1999.

       10.5(c)      --   Form of BMC Software, Inc. 1994 Deferred Compensation
                         Plan Trust Agreement; incorporated by reference to
                         Exhibit 4.3 to the Company's Registration Statement on
                         Form S-8 dated April 2, 1999.

       10.6(a)      --   Executive Employment Agreement between BMC Software,
                         Inc. and Robert Beauchamp; incorporated by reference to
                         Exhibit 10.7 to the Company's Annual Report on Form
                         10-K for the year ended March 31, 2001.

       10.6(b)      --   Amendment No. 1 to Executive Employment Agreement
                         between BMC Software, Inc. and Robert Beauchamp;
                         incorporated by reference to Exhibit 10.6(b) to the
                         2002 10-K.


     **10.6(c)      --   Amendment No. 2 to Executive Employment Agreement
                         between BMC Software, Inc. and Robert Beauchamp.


       10.7(a)      --   Form of Executive Employment Agreement between BMC
                         Software, Inc. and each of Dan Barnea, Darroll
                         Buytenhuys, Jeffrey Hawn and Robert H. Whilden, Jr.;
                         incorporated by reference to Exhibit 10.2 to the
                         Company's Quarterly Report on Form 10-Q for the quarter
                         ended June 30, 2000.

       10.7(b)     --    Form of Amendment No. 1 to Executive Employment
                         Agreement between BMC Software, Inc. and each of Dan
                         Barnea, Darroll Buytenhuys, Jeffrey Hawn and Robert H.
                         Whilden, Jr.; incorporated by reference to Exhibit
                         10.7(b) to the 2002 10-K.


     **10.7(c)     --    Form of Amendment No. 2 to Executive Employment
                         Agreement between BMC Software, Inc. and each of Dan
                         Barnea, Darroll Buytenhuys, Jeffrey Hawn and Robert H.
                         Whilden, Jr.


       10.7(d)     --    Schedule to Form of Executive Employment Agreement, as
                         amended; incorporated by reference to Exhibit 10.8 to
                         the 2002 10-K.

       10.8(a)     --    BMC Software, Inc. 2002 Nonemployee Director Stock
                         Option Plan; incorporated by reference to Appendix B to
                         the Company's 2002 proxy statement filed with the SEC
                         on Schedule 14A (the 2002 Proxy Statement).


     **10.8(b)     --    Form of Stock Option Agreement employed under
                         BMCSoftware, Inc. 2002 Nonemployee Director Stock
                         Option Plan.


       10.9(a)     --    BMC Software, Inc. 2002 Employee Incentive Plan;
                         incorporated by reference to Appendix C to the 2002
                         Proxy Statement.


     **10.9(b)     --    Form of Stock Option Agreement employed under BMC
                         Software, Inc. 2002 Employee Incentive Plan.



     **10.10        --   BMC Software, Inc. Short-term Incentive Performance
                         Award Program.



     **10.11        --   BMC Software, Inc. Long-term Incentive Performance
                         Award Program.



     **21.1         --   Subsidiaries of the Company.


      *23.1         --   Consent of Independent Auditors.


     **23.2         --   Notice Regarding Consent of Arthur Andersen LLP.



      *31.1         --   Certification of Chief Executive Officer of BMC
                         Software, Inc. pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002.



      *31.2         --   Certification of Chief Financial Officer of BMC
                         Software, Inc. pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002.



      *32.1         --   Certification of Chief Executive Officer of BMC
                         Software, Inc. pursuant to 18 U.S.C. Section 1350.



      *32.2         --   Certification of Chief Financial Officer of BMC
                         Software, Inc. pursuant to 18 U.S.C. Section 1350.


----------
 *  Filed herewith.


** Previously filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2003, filed June 18, 2003.



70