Form 10-Q
period 2003-06-30
BMC SOFTWARE INC
filed 2003-08-14
CIK 835729

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     As of August 11, 2003, there were outstanding 227,660,435 shares of Common Stock, par value $.01, of the registrant.

================================================================================

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2003


                                      INDEX


                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2003 and
                June 30, 2003 (Unaudited)...............................................      3
              Condensed Consolidated Statements of Operations and Comprehensive
               Income (Loss) for the three months ended June 30, 2002
               and 2003 (Unaudited).....................................................      4
              Condensed Consolidated Statements of Cash Flows for the three
                months ended June 30, 2002 and 2003 (Unaudited).........................      5
              Notes to Condensed Consolidated Financial Statements (Unaudited)..........      6

Item 2.    Management's Discussion and Analysis of Results of Operations and
              Financial Condition.......................................................      9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................     22

Item 4.    Controls and Procedures......................................................     23

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................................     23

Item 6.    Exhibits and Reports on Form 8-K.............................................     23

           Signatures...................................................................     24

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                   MARCH 31,     JUNE 30,
                                                                     2003         2003
                                                                ------------   -----------
                                                                               (UNAUDITED)
                            ASSETS

Current assets:
  Cash and cash equivalents..................................    $     500.1  $     428.1
  Marketable securities......................................          151.7        255.5
  Trade accounts receivable, net.............................          186.4        150.0
  Current trade finance receivables, net ....................          154.4        107.8
  Other current assets.......................................          105.6        107.9
                                                                 -----------  -----------
         Total current assets................................        1,098.2      1,049.3
Property and equipment, net .................................          408.4        402.9
Software development costs and related assets, net ..........          192.7        185.5
Long-term marketable securities..............................          363.5        375.8
Long-term trade finance receivables, net.....................          175.9        132.3
Acquired technology, net ....................................          117.1        106.6
Goodwill, net................................................          353.4        354.0
Intangible assets, net.......................................           57.4         54.2
Other long-term assets.......................................           78.9         85.1
                                                                 -----------  -----------
                                                                 $   2,845.5  $   2,745.7
                                                                 ===========  ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable.....................................    $      52.2  $      12.8
  Accrued liabilities........................................          225.0        204.8
  Current portion of deferred revenue........................          561.6        594.8
                                                                 -----------  -----------
         Total current liabilities...........................          838.8        812.4
Long-term deferred revenue...................................          607.1        586.8
Other long-term liabilities..................................           16.2         13.3
                                                                 -----------  -----------
         Total liabilities...................................        1,462.1      1,412.5
Commitments and contingencies
Stockholders' equity:
  Preferred stock............................................            --           --
  Common stock...............................................            2.5          2.5
  Additional paid-in capital.................................          537.0        537.0
  Retained earnings..........................................        1,143.9      1,137.3
  Accumulated other comprehensive income (loss)..............           (7.7)         6.5
                                                                 -----------  -----------
                                                                     1,675.7      1,683.3
  Less treasury stock, at cost...............................         (290.1)      (348.4)
  Less unearned portion of restricted stock compensation.....           (2.2)        (1.7)
                                                                 -----------  ------------
         Total stockholders' equity..........................        1,383.4      1,333.2
                                                                 -----------  -----------
                                                                 $   2,845.5  $   2,745.7
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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                        --------------------
                                                                           2002        2003
                                                                        -------     --------
Revenues:
  License.........................................................      $  136.0    $  107.6
  Maintenance.....................................................         149.7       183.5
  Professional services...........................................          19.5        18.8
                                                                        --------    --------
          Total revenues..........................................         305.2       309.9
                                                                        --------    --------
Operating expenses:
  Selling and marketing expenses..................................         119.5       137.9
  Research, development and support expenses......................         118.2       127.3
  Cost of professional services...................................          21.4        19.0
  General and administrative expenses.............................          36.0        37.3
  Amortization of acquired technology and intangibles.............          12.4        15.6
  Restructuring costs.............................................          (0.1)         --
  Merger-related costs and compensation charges...................           0.6          --
                                                                        --------    --------
          Total operating expenses................................         308.0       337.1
                                                                        --------    --------
          Operating loss..........................................          (2.8)      (27.2)
Interest and other income, net....................................          15.8        21.6
Loss on marketable securities and other investments...............          (6.3)       (0.8)
                                                                        --------    --------
          Other income, net.......................................           9.5        20.8
                                                                        --------    --------
          Earnings (loss) before income taxes.....................           6.7        (6.4)
Income tax provision (benefit)....................................           1.5        (0.3)
                                                                        --------    --------
          Net earnings (loss).....................................      $    5.2    $   (6.1)
                                                                        ========    ========

Basic earnings (loss) per share...................................      $   0.02    $  (0.03)
                                                                        ========    ========
Diluted earnings (loss) per share.................................      $   0.02    $  (0.03)
                                                                        ========    ========
Shares used in computing basic earnings (loss) per share..........         240.9       229.6
                                                                        ========    ========
Shares used in computing diluted earnings (loss) per share........         242.5       229.6
                                                                        ========    ========

Comprehensive income (loss):
  Net earnings (loss).............................................      $    5.2    $   (6.1)

  Foreign currency translation adjustment.........................          (7.4)       12.9

  Unrealized gain (loss) on securities available for sale:
     Unrealized gain, net of taxes of $0.1 and $1.0...............           0.2         1.8
     Realized loss included in net earnings (loss), net of taxes
        of $0.5 and $0.3..........................................           1.0         0.6
                                                                        --------    --------
                                                                             1.2         2.4
  Unrealized gain (loss) on derivative instruments:
     Unrealized loss, net of taxes of $2.1 and $0.9...............          (3.9)       (1.7)
     Realized loss included in net earnings (loss), net of taxes
       of $0.6 and $0.3...........................................           1.2         0.6
                                                                        --------    --------
                                                                            (2.7)       (1.1)
                                                                        --------    --------
          Comprehensive income (loss).............................      $   (3.7)   $    8.1
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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                       ----------------------
                                                                          2002         2003
                                                                       ---------    ---------
Cash flows from operating activities:
  Net earnings (loss).............................................     $     5.2    $    (6.1)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Merger-related costs and compensation charges................           0.6           --
     Depreciation and amortization................................          52.9         57.7
     Loss on marketable securities and other investments..........           6.3          0.8
     Earned portion of restricted stock compensation..............           0.7          0.6
     Decrease in finance receivables..............................          30.7         91.3
     Increase (decrease) in payables to third-party financing
      institutions for finance receivables........................           6.0        (35.1)
     Net change in trade receivables, payables, deferred revenue and
      other components of working capital.........................         148.4         14.8
                                                                       ---------    ---------
          Net cash provided by operating activities...............         250.8        124.0
                                                                       ---------    ---------
Cash flows from investing activities:
  Cash paid for technology acquisitions and other investments,
    net of cash acquired..........................................          (1.9)        (6.1)
  Adjustment of cash paid for Remedy acquisition..................            --          7.2
  Purchases of marketable securities..............................         (57.9)      (163.2)
  Maturities of/proceeds from sales of marketable securities......          80.7         49.1
  Purchases of property and equipment.............................          (3.8)       (12.7)
  Capitalization of software development costs and related assets.         (17.5)       (15.0)
                                                                       ---------    ---------
          Net cash used in investing activities...................          (0.4)      (140.7)
                                                                       ---------    ---------
Cash flows from financing activities:
  Stock options exercised and other...............................          10.9          1.3
  Treasury stock acquired.........................................         (38.7)       (60.0)
                                                                       ---------    ---------
          Net cash used in financing activities...................         (27.8)       (58.7)
                                                                       ---------    ---------
Effect of exchange rate changes on cash...........................          (8.6)         3.4
                                                                       ---------    ---------
Net change in cash and cash equivalents...........................         214.0        (72.0)
Cash and cash equivalents, beginning of period....................         330.0        500.1
                                                                       ---------    ---------
Cash and cash equivalents, end of period..........................     $   544.0    $   428.1
                                                                       =========    =========

Supplemental disclosure of cash flow information:
  Cash paid (refunded) for income taxes...........................     $    (2.4)   $     0.6
  Receivable for disposal of technology...........................     $      --    $     2.0
  Liabilities assumed in acquisitions.............................     $      --    $     0.2

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of BMC Software, Inc. and its majority- owned subsidiaries (collectively, the Company or BMC). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to provide comparability among the years reported.

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

     These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2003, as filed with the Securities and Exchange Commission on Form 10-K.

(2) EARNINGS (LOSS) PER SHARE

     Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three months ended June 30, 2002 and 2003, the treasury stock method effect of 37.2 million and 31.1 million weighted options, has been excluded from the calculation of diluted EPS as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months ended June 30, 2002 and 2003:

                                                             THREE MONTHS ENDED
                                                                 JUNE 30,
                                                           --------------------
                                                               2002        2003
                                                           ---------    --------
                                                               (IN MILLIONS,
                                                           EXCEPT PER SHARE DATA)
Basic earnings (loss) per share:
  Net earnings (loss)..................................          $5.2      $(6.1)
                                                                -----     ------
  Weighted average number of common shares.............         240.9      229.6
                                                                -----     ------
  Basic earnings (loss) per share......................         $0.02     ($0.03)
                                                                =====     ======
Diluted earnings (loss) per share:
  Net earnings (loss)..................................          $5.2      $(6.1)
                                                                -----     ------
  Weighted average number of common shares.............         240.9      229.6
  Incremental shares from assumed conversions of stock
     options and other.................................           1.6         --
                                                                -----     ------

  Adjusted weighted average number of common shares....         242.5      229.6
                                                                -----     ------
  Diluted earnings (loss) per share....................         $0.02     ($0.03)
                                                                =====     ======

(3) SEGMENT REPORTING

     In the quarter ended June 30, 2003, BMC's management began reviewing the results of the Company's software business by the following product categories:
Enterprise Data Management (EDM) Software, including the Mainframe Data Management and Distributed Systems Data Management product lines, Enterprise Systems Management (ESM) Software, which includes the PATROL(R), MAINVIEW(R) and Scheduling & Output Management product lines, Security, Other Software and Remedy(R). Though the EDM and ESM product categories include the various product lines above, profitability is measured at the product category level. In addition to these software segments, the professional services business is also considered a separate segment. Through March 31, 2003, BMC's management reviewed the results of the Company's software business by different product categories. The amounts reported below for the quarters ended June 30, 2002 and 2003, reflect this change in the composition of the segments.

    For the EDM, ESM and professional services segments, segment performance is measured based on contribution margin, reflecting only the direct controllable expenses of the segments. Segment performance for the Security segment is measured based on its direct controllable research and development (R&D) costs and the costs of the dedicated Security sales and services team in North America. As such, management's measure of profitability for these segments does not include allocation of indirect research and development and support expenses, the effect of software development cost capitalization and amortization, selling and marketing expenses other than for North America Security, general and administrative expenses, amortization of acquired technology and intangibles, one-time charges, other income, net, and income taxes. Effective with our acquisition of Remedy on November 20, 2002, Remedy is operated as a separate business unit and therefore its performance is measured based on operating margin and does not include amortization of acquired technology and intangibles, other income, net, and income taxes. Remedy's costs represent the direct controllable costs of the business unit and do not include the costs of services performed by BMC on Remedy's behalf or allocations of Corporate expenses. Assets and liabilities are not accounted for by segment, other than for Remedy. Remedy's assets include the identifiable intangibles and goodwill recorded at the acquisition date; however, as discussed above, the performance of the Remedy business unit is measured based on operating margin, excluding the amortization of these assets and any impairment charges that may be incurred.


                                  SOFTWARE, EXCLUDING REMEDY
                             -------------------------------------
                                                                       PROFESSIONAL    INDIRECT
                               EDM     ESM      SECURITY     OTHER       SERVICES       COSTS       BMC       REMEDY   CONSOLIDATED
                               ---     ---      --------     -----     ------------    --------     ---       ------   ------------
QUARTER ENDED JUNE 30, 2002                                                (IN MILLIONS)
---------------------------
Revenues:
 License...................  $ 63.0   $ 65.4     $ 7.6     $   --        $   --       $    --      $136.0     $   --      $136.0
 Maintenance...............    73.7     72.5       3.4        0.1            --            --       149.7         --       149.7
 Professional services.....      --       --        --         --          19.5            --        19.5         --        19.5
                             ------   ------     -----     ------        ------       -------      ------     ------      ------
Total revenues.............   136.7    137.9      11.0        0.1          19.5            --       305.2         --       305.2
R&D and support expenses...    29.9     55.2       5.4         --            --          27.7       118.2         --       118.2
Cost of services...........      --       --       0.8         --          20.6            --        21.4         --        21.4
                             ------   ------     -----     ------        ------       --------     ------     ------      ------
                              106.8     82.7       4.8        0.1          (1.1)        (27.7)      165.6         --       165.6
Selling and marketing
 expenses..................      --       --       1.9         --            --         117.6       119.5         --       119.5
                             ------   ------     -----     ------        ------       -------      ------     ------      ------
 Contribution margin ......  $106.8   $ 82.7     $ 2.9     $  0.1        $ (1.1)      $(145.3)       46.1         --        46.1
                             ======   ======     =====     ======        ======       =======
General and administrative expenses...............................................................   36.0         --        36.0
                                                                                                   ------     ------      ------
 Operating margin................................................................................. $ 10.1     $   --        10.1
                                                                                                   ======     ======
Amortization of acquired technology and intangibles..................................................................       12.4
Restructuring costs..................................................................................................       (0.1)
Merger-related costs and compensation charges........................................................................        0.6
Other income, net....................................................................................................        9.5
                                                                                                                          ------
Consolidated earnings before taxes...................................................................................     $  6.7
                                                                                                                          ======


                                    SOFTWARE, EXCLUDING REMEDY
                             -------------------------------------
                                                                       PROFESSIONAL    INDIRECT
                               EDM     ESM      SECURITY     OTHER       SERVICES       COSTS       BMC       REMEDY   CONSOLIDATED
                               ---     ---      --------     -----     ------------    --------     ---       ------   ------------
QUARTER ENDED JUNE 30, 2003                                                (IN MILLIONS)
---------------------------
Revenues:
   License.................  $ 35.0   $ 48.3     $  3.3     $ 0.2        $  --        $    --     $  86.8     $ 20.8    $  107.6
   Maintenance.............    73.8     75.1        4.1       0.7           --             --       153.7       29.8       183.5
   Professional services...      --       --         --        --         15.3             --        15.3        3.5        18.8
                             ------   ------     ------     -----        -----        -------     -------     ------    --------
Total revenues.............   108.8    123.4        7.4       0.9         15.3             --       255.8       54.1       309.9
R&D and support expenses...    25.2     46.7        7.5        --           --           33.8       113.2       14.1       127.3

Cost of services...........      --       --        1.0        --         15.5             --        16.5        2.5        19.0
                             ------   ------     ------     -----        -----        -------     -------     ------    --------
                               83.6     76.7       (1.1)      0.9         (0.2)         (33.8)      126.1       37.5       163.6
Selling and marketing
 expenses..................      --       --        2.7        --           --          117.1       119.8       18.1       137.9
                             ------   ------     ------     -----        -----        -------     -------     ------    --------
  Contribution margin .....  $ 83.6   $ 76.7     $ (3.8)    $ 0.9        $(0.2)       $(150.9)        6.3       19.4        25.7
                             ======   ======     ======     =====        =====        =======
General and administrative expenses..............................................................    33.3        4.0        37.3
                                                                                                  -------     ------    --------
  Operating margin............................................................................... $ (27.0)    $ 15.4       (11.6)
                                                                                                  =======     ======
Amortization of acquired technology and intangibles.................................................................        15.6
Other income, net...................................................................................................        20.8
                                                                                                                        --------
Consolidated loss before taxes......................................................................................    $   (6.4)
                                                                                                                         =======

Total assets as of June 30, 2003................................................................  $2,369.2    $376.5    $2,745.7
                                                                                                  ========    ======    ========



(4) STOCK INCENTIVE PLANS

     The Company has adopted numerous stock-based compensation plans that provide for the grant of options and restricted stock to employees and directors of the Company. All options under these plans vest over terms of three to five years. The restricted stock is subject to transfer restrictions that lapse over time, typically two to four years. The Company also has adopted an employee stock purchase plan under which rights to purchase the Company's common stock are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date.

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

     For the three months ended June 30, 2002 and 2003, the Company recorded compensation expense of $1.3 million and $0.6 million, respectively, for restricted stock grants. The expense for the three months ended June 30, 2002 includes $0.6 million of merger-related compensation charges related to restricted shares issued as part of the Evity, Inc. acquisition. The Company was not required to record compensation expense for stock option grants and stock issued under the employee stock purchase plan during the same periods.

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

                                                                                       THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     -----------------------
                                                                                       2002          2003
                                                                                     --------     ----------
                                                                                      (IN MILLIONS, EXCEPT
                                                                                        PER SHARE DATA)

 Net earnings (loss):                                          As Reported........... $   5.2     $  (6.1)
   Add stock-based employee compensation expense included in
   net earnings (loss) as reported, net of related tax effects                            1.1         0.4

   Deduct stock-based employee compensation expense determined
   under the fair value based method for all awards, net of                             (17.7)      (25.9)
   related tax effects                                                                -------     -------
                                                               Pro Forma............. $ (11.4)    $ (31.6)

 Basic earnings (loss) per share:                              As Reported........... $  0.02     $ (0.03)
                                                               Pro Forma............. $ (0.05)    $ (0.14)

 Diluted earnings (loss) per share:                            As Reported........... $  0.02     $ (0.03)
                                                               Pro Forma...........   $ (0.05)    $ (0.14)


(5) GUARANTEES

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company's product warranties or to the provisions contained in the majority of the Company's software license agreements that indemnify licensees of the Company's software from damages and costs resulting from claims alleging that the Company's software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for payment under these provisions and has not been required to make material payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

(6) SUBSEQUENT EVENT

     Subsequent to June 30, 2003, the Company reduced its workforce excluding Remedy by approximately 13% worldwide and began implementation of a plan to exit certain leased facilities around the world. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. In conjunction with this workforce reduction, the Company will aggressively expand its operations in lower cost international locations, including the Company's offices in India and Israel. As a result of these actions, the Company will incur significant charges for exit costs during the quarters ending September 30, 2003 and December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This section of the Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled "Certain Risks and

Uncertainties." It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition contained in our Form 10-K for fiscal 2003.

CRITICAL ACCOUNTING POLICIES

     The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, in-process research and development of acquired businesses, acquired technology, goodwill and intangible assets, deferred tax assets and marketable securities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. The critical accounting policies related to the estimates and judgments listed above are discussed further throughout our Form 10-K for fiscal 2003 under Management's Discussion and Analysis of Results of Operations and Financial Condition where such policies affect our reported and expected financial results.

A. RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                                                PERCENTAGE OF
                                                               TOTAL REVENUES
                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                             ------------------
                                                               2002       2003
                                                             -------     ------
Revenues:
  License..............................................         44.6%      34.7%
  Maintenance..........................................         49.0       59.2
  Professional services................................          6.4        6.1
                                                               -----      -----
      Total revenues...................................        100.0      100.0
Operating expenses:
  Selling and marketing expenses.......................         39.1       44.5
  Research, development and support expenses...........         38.7       41.1
  Cost of professional services........................          7.0        6.1
  General and administrative expenses..................         11.8       12.0
  Amortization of acquired technology and intangibles..          4.1        5.0
  Merger-related costs and compensation charges........          0.2         --
                                                               -----      -----
     Total operating expenses..........................        100.9      108.7
                                                               -----      -----
     Operating loss....................................         (0.9)      (8.7)
Interest and other income, net.........................          5.2        7.0
Loss on marketable securities and other investments....         (2.1)      (0.3)
                                                               -----      -----
     Other income, net.................................          3.1        6.7
     Earnings (loss) before income taxes...............          2.2       (2.0)
Income tax provision (benefit).........................          0.5         --
                                                               -----      -----
     Net earnings (loss)...............................          1.7%      (2.0)%
                                                               =====      =====

REVENUES

     We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services.


                                               THREE MONTHS ENDED
                                                       JUNE 30,
                                               -------------------
                                                  2002       2003     CHANGE
                                               --------    -------    ------
                                                   (IN MILLIONS)
License:
   North America..........................     $  87.4    $  44.6     (49.0)%
   International..........................        48.6       63.0      29.6%
                                               -------    -------
         Total license revenues...........       136.0      107.6     (20.9)%
Maintenance:
   North America..........................        92.5      109.4      18.3%
   International..........................        57.2       74.1      29.5%
                                               -------    -------
        Total maintenance revenues........       149.7      183.5      22.6%
Professional Services:
   North America..........................         9.2        9.3       1.1%
   International..........................        10.3        9.5      (7.8)%
                                               -------    -------
        Total professional services.......        19.5       18.8      (3.6)%
                                               -------    -------
         Total revenues...................     $ 305.2    $ 309.9       1.5%
                                               =======    =======

    Product License Revenues

     Our product license revenues primarily consist of fees related to products licensed to customers on a perpetual basis. Product license fees can be associated with a customer's licensing of a given software product for the first time or with a customer's purchase of the right to run a previously licensed product on additional computing capacity or by additional users. In addition to perpetual-based product license fees, our license revenues also include, to a lesser extent, term license fees which are generated when customers are granted license rights to a given software product for a defined period of time.

     License revenues for the quarter ended June 30, 2003, declined 21% compared to the same quarter last year. Excluding the impact of Remedy revenues during the quarter ended June 30, 2003, license revenues declined 36%. Difficult economic conditions in domestic and international markets have resulted in reduced information technology (IT) spending by many of our customers, and we have experienced a decline in the number and size of transactions with our largest customers, which historically have accounted for a significant portion of our revenues. Transaction closure rates during the quarter ended June 30, 2003, particularly for large transactions, declined significantly as customers remain reluctant to sign large capacity-based transactions. We expect the IT spending environment to remain challenging throughout fiscal 2004.

     For the quarter ended June 30, 2003, gross additions to deferred license revenue were $21.9 million. Based on licensing trends and increased customer requests for contractual terms that result in deferral of revenue, we expect that our base of deferred license revenue will continue to grow in the near future. As of March 31, 2003 and June 30, 2003, our total deferred license revenue balance was $218.1 million and $216.3 million, respectively.

     Our North American operations generated 64% and 41% of license revenues in the quarter ended June 30, 2002 and 2003, respectively. North American license revenues for the quarter ended June 30, 2003 declined 49% compared to the same quarter last year. Excluding the impact of Remedy revenues during the quarter ended June 30, 2003, North American license revenues declined 63%, primarily due to lower transaction closure rates with our largest customers. International license revenues represented 36% and 59% of license revenues for the quarters ended June 30, 2002 and 2003, respectively. International license revenues for the quarter ended June 30, 2003 increased 30% compared to the same quarter last year. Excluding the impact of Remedy revenues during the quarter ended June 30, 2003, international license revenues increased 12%. Approximately 8% of this increase was due to foreign currency exchange rate changes, after giving effect to our foreign currency hedging program.

    Maintenance, Enhancement and Support Revenues

     Maintenance, enhancement and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance, enhancement and support enrollment generally entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems, networks, storage systems and applications. Excluding Remedy, these fees are generally charged annually and equal 20% of the discounted price of the product. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement. Remedy's maintenance fees are generally charged annually and equal 15% to 22% of the list price of the product. In addition, customers may be entitled to reduced maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement.

     Maintenance revenues increased 23% for the quarter ended June 30, 2003 over the comparable prior year period primarily as a result of the additional maintenance revenue associated with Remedy and the continuing growth in the base of installed products and the processing capacity on which they run. Excluding the impact of Remedy revenues during the quarter ended June 30, 2003, maintenance revenues increased 3% over the comparable prior year period. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. These discounts, combined with the reduced maintenance percentages for long-term contracts discussed above and the recent decline in our license revenues, have led to lower growth rates for our maintenance revenue excluding Remedy. Further declines in our license revenue and/or increased discounting could lead to declines in our maintenance revenues excluding Remedy. Historically, our maintenance renewal rates have been high, but economic and competitive pressures could cause customers to reduce their licensed capacity and therefore the capacity upon which our maintenance, enhancement and support fees are charged.

     We expect Remedy's quarterly maintenance revenues to increase sequentially during fiscal 2004. As required by purchase accounting for the acquisition, the Remedy deferred maintenance revenue at the acquisition date was written down to fair value, as defined by U.S. generally accepted accounting principles. As such, the amounts recognized as maintenance revenue out of that acquisition-date deferred revenue balance will reflect this write-down. The vast majority of the acquisition-date deferred revenue will be recognized during the 12 months following the acquisition. All maintenance fees generated subsequent to the acquisition date are deferred and recognized over the maintenance period at full contractual amounts.

    Product Line Revenues

                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                                -------------------
                                                  2002         2003       CHANGE
                                                --------    --------     -------
                                                   (IN MILLIONS)

EDM:
  Mainframe Data Management.................    $  101.2    $   82.9     (18.1)%
  Distributed Systems Data Management.......        35.5        25.9     (27.0)%
                                                --------    --------
                                                   136.7       108.8     (20.4)%

ESM:
  PATROL....................................        64.7        61.6      (4.8)%
  MAINVIEW..................................        40.5        30.9     (23.7)%
  Scheduling & Output Management............        32.7        30.9      (5.5)%
                                                --------    --------
                                                   137.9       123.4     (10.5)%

Security....................................        11.0         7.4     (32.7)%
Other ......................................         0.1         0.9        nm
                                                --------    --------

                                                   285.7       240.5     (15.8)%

Remedy......................................          --        50.6        nm
                                                --------    --------

   Total license & maintenance revenues.....    $ 285.7      $ 291.1       1.9%
                                                ========     =======


     We market software solutions designed to improve the availability, performance and recoverability of enterprise applications, databases and other IT systems components operating in mainframe, distributed computing and Internet environments. Our acquisition of Remedy in November 2002, extends our solutions to include products that automate service-related business processes through a complete suite of service management applications. In April 2003, we introduced a new strategic direction focused on Business Service Management (BSM), the direct linkage of IT resources, management and solutions with the goals of the overall business. The objective of our BSM strategy is to enable companies to move beyond traditional IT management and manage their business-critical services from both an IT and business perspective. Our solutions are broadly divided into four core business units. The Enterprise Data Management group includes products designed for managing database management systems on mainframe and distributed computing platforms. The Enterprise Systems Management group includes our systems management and monitoring, scheduling and output management solutions. The Security group includes products that facilitate user registration and password administration. The Remedy group includes our service, change and asset management solutions.

     Our Enterprise Data Management solutions combined represented 48% and 37% of total software revenues for the quarters ended June 30, 2002 and 2003, respectively. Total software revenues for this group declined 20% in the quarter ended June 30, 2003 from the same period in the prior year. Decreased license revenues across the mainframe and distributed systems products were the cause of the overall decline as maintenance revenues did not change from the prior year. Our Enterprise Systems Management solutions combined contributed 48% and 42% of total software revenues for the quarters ended June 30, 2002 and 2003, respectively. Total software revenues for this group declined 11% in the quarter ended June 30, 2003 from the same period in fiscal 2002. Increases in maintenance revenues for the PATROL and Scheduling & Output management product lines were more than offset by a decrease in MAINVIEW maintenance revenues and license revenue declines across the product lines. Our Security solutions contributed 4% and 3% of total software revenues for the quarters ended June 30, 2002 and 2003, respectively. Total software revenues for this group declined 33% in the quarter ended June 30, 2003 from the same period in the prior year. The decline in Security license revenues more than offset increased maintenance revenues. Our Remedy solutions contributed 17% of total software revenues for the quarter ended June 30, 2003.

    Professional Services Revenues

     Professional services revenues, representing fees from implementation, integration and education services performed during the period, decreased 4% during the quarter ended June 30, 2003, from the comparable prior year period. Excluding the impact of Remedy revenues during the quarter ended June 30, 2003, professional services revenues declined 22%. This decline is the result of our decreased license revenues, as this results in less demand for our implementation and integration services.

EXPENSES

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                         -------------------
                                                           2002       2003     CHANGE
                                                         -------    -------    ------
                                                            (IN MILLIONS)
Selling and marketing..............................      $ 119.5    $ 137.9    15.4%
Research, development and support..................        118.2      127.3     7.7%
Cost of professional services......................         21.4       19.0   (11.2)%
General and administrative.........................         36.0       37.3     3.6%
Amortization of acquired technology and intangibles         12.4       15.6    25.8%
Restructuring and severance costs..................         (0.1)        --      nm
Merger-related costs and compensation charges......          0.6         --      nm
                                                         -------    -------
          Total operating expenses.................      $ 308.0    $ 337.1     9.4%
                                                         =======    =======

    Selling and Marketing

     Our selling and marketing expenses primarily include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars, and represented 39% and 45% of total revenues for the quarter ended June 30, 2002 and 2003, respectively. Selling and marketing expenses increased 15% for the quarter ended June 30, 2003 compared to the prior year. Excluding the impact of Remedy expenses during the quarter ended June 30, 2003, there was no change in selling and marketing expenses. Decreased sales commissions and bonuses due to the revenue performance discussed above were offset by increases in marketing costs and bad debt expense related to license billings.

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

     Research, development and support expenses were reduced in the quarters ended June 30, 2002 and 2003 by amounts capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." We capitalize our software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86, and amortize these costs over the products' estimated economic lives, which historically have been five years. As discussed below, we revised the estimated economic lives for certain of our software products as of January 1, 2003, such that the capitalized costs for the majority of our products will be amortized over an estimated life of three years.

     The following table summarizes the amounts capitalized and amortized during the quarters ended June 30, 2002 and 2003. Amortization for the quarter ended June 30, 2002 includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                 --------------------
                                                                   2002         2003
                                                                 --------     --------
Software development and purchased software costs capitalized..  $(17.5)     $ (15.0)
Total amortization.............................................    22.7         23.2
                                                                 ------      -------
    Net increase in research, development and support expenses.  $  5.2      $   8.2
                                                                 ======      =======

Accelerated amortization included in total amortization above..  $ 10.5      $    --

     As a result of the changes in market conditions and research and development headcount reductions during fiscal 2002 and 2003, we focused more on our core businesses during those years. As part of this effort, we reviewed our product portfolio during fiscal 2002 and fiscal 2003 and discontinued certain products. To the extent that there were any capitalized software development costs remaining on the balance sheet related to these products, we accelerated the amortization to write these balances off. The continued need to accelerate amortization to maintain our capitalized software costs at net realizable value, the results of the valuation performed for the Remedy acquisition that indicated a three-year life was appropriate for that acquired technology and changes in the average life cycles for certain of our software products caused us to evaluate the estimated economic lives for our internally developed software products. As a result of this evaluation, we revised the estimated economic lives of certain products as of January 1, 2003, such that most products will be amortized over an estimated life of three years. These changes in estimated economic lives resulted in an additional $12.4 million of amortization expense in the first quarter of fiscal 2004, and reduced basic and diluted earnings per share for the quarter by $0.04 per share.

     Research, development and support expenses represented 39% and 41% of total revenues for the quarters ended June 30, 2002 and 2003, respectively, and increased 8% in the quarter ended June 30, 2003 over the same period in the prior year. Excluding the impact of Remedy expenses during the quarter ended June 30, 2003, research, development and support expenses decreased 4% primarily due to reduced personnel costs which more than offset the net effect of software cost capitalization and amortization.

Cost of Professional Services

     Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business and represented 7% and 6% of total revenues for the quarters ended June 30, 2002 and 2003, respectively. Cost of professional services decreased 11% during the quarter ended June 30, 2003 from the comparable period in the prior year. Excluding the impact of Remedy expenses during the quarter ended June 30, 2003, cost of professional services declined 23%. The decrease resulted primarily from headcount reductions as a result of the decline in professional services revenues.

    General and Administrative

     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, IT, facilities management and human resources. Other costs included in general and administrative expenses are fees paid for legal and accounting services, consulting projects, insurance and bad debt expense related to maintenance billings. General and administrative expenses represented 12% of total revenues in the quarters ended June 30, 2002 and 2003 and increased 4% in the quarter ended June 30, 2003 compared to the same period in the prior year. Excluding the impact of Remedy expenses during the quarter ended June 30, 2003, general and administrative expenses decreased 7% primarily as a result of reduced personnel costs and professional fees.

    Amortization of Acquired Technology and Intangibles

     Under the purchase accounting method for certain of our acquisitions, portions of the purchase prices were allocated to acquired software and other intangible assets. We are amortizing these intangibles over three to five-year periods, which reflect the estimated useful lives of the respective assets. The increase in amortization expense relates to the additional intangibles being amortized as a result of the Remedy and IT Masters acquisitions during the quarters ended December 31, 2002 and March 31, 2003, respectively, which more than offset the decrease in amortization expense related to intangibles that have recently become fully amortized.

    Merger-Related Costs and Compensation Charges

     During the quarter ended June 30, 2002, merger-related costs and compensation charges included compensation expense related to the vesting of common stock issued as part of the Evity acquisition to certain Evity shareholders who we employed after the acquisition. Vesting was completed during that period.

    Expense Reduction Efforts After June 30, 2003

     Subsequent to June 30, 2003, we reduced our workforce excluding Remedy by approximately 13% worldwide and began implementation of a plan to exit certain leased facilities around the world. The workforce reduction was across all departments and geographies and affected employees were provided cash separation packages. In conjunction with this workforce reduction, we will aggressively expand our operations in lower cost international locations, including the Company's offices in India and Israel. As a result of these actions, we will incur significant charges for exit costs during the quarters ending September 30, 2003 and December 31, 2003. Though we expect to begin realizing expense reductions immediately, the full quarterly benefit of operating expense reductions totaling $25 million to $30 million is expected to begin in the quarter ending March 31, 2004.

OTHER INCOME, NET

     Other income, net consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables, rental income on owned facilities and gains and losses on marketable securities and other investments. For the quarter ended June 30, 2003, other income, net was $20.8 million, reflecting an increase of $11.3 million from the same quarter of fiscal 2003. The increase in other income, net is primarily due to a $6.3 million write-off of marketable securities in the quarter ended June 30, 2002, and the gain on the licensing of our PATROL Storage Manager product to EMC Corporation during the quarter ended June 30, 2003.

INCOME TAX PROVISION (BENEFIT)

     For the quarter ended June 30, 2003, income tax benefit was $0.3 million, compared to an expense of $1.5 million for the same period in the prior year. Our effective tax rate was 5% for the three months ended June 30, 2003 and 22% for the comparable prior year period. This low effective tax rate for the quarter ended June 30, 2003 results because of the impact of non-deductible amortization expense during a period with a net pre-tax loss.

     As previously disclosed, we have received a Revenue Agent's Report (RAR) from the Internal Revenue Service (IRS) for the tax years ended March 31, 1998 and 1999. We are working with the IRS Appeals division to resolve disputes related to this RAR. We believe that we have meritorious defenses to the proposed adjustments and that adequate provisions for income taxes have been made, and therefore that the ultimate resolution of the issues will not have a material adverse impact on our consolidated financial position or results of operations. The IRS is currently examining our federal income tax returns filed for the fiscal years ended March 31, 2000 and 2001. We have not received any Notices of Proposed Adjustment from the IRS examination team.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. We are in the process of evaluating the implications of FIN 46 to variable interest entities with which we have involvement. We believe that adoption of FIN 46 will not have a material effect on our consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, our cash, cash equivalents and marketable securities were $1,059.4 million, an increase of $44.1 million from the March 31, 2003 balance primarily as a result of positive operating cash flow. Of the cash, cash equivalents and marketable securities at June 30, 2003, $779 million is held in international locations and was largely generated from our international operations. Our international operations have generated earnings for which U.S. income taxes have not been recorded. These earnings would be subject to U.S. income tax if repatriated to the United States. The potential related deferred tax liability for these earnings is approximately $251 million; however, we have not provided a deferred tax liability on any portion of these earnings as we currently plan to utilize this cash in international locations for foreign investment purposes.

     Our working capital as of June 30, 2003, was $236.9 million, reflecting a decrease from the March 31, 2003 balance of $259.4 million. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year, and while typically yielding greater returns, investing in such securities reduces reported working capital. Our marketable securities are primarily investment grade and highly liquid. Stockholders' equity as of June 30, 2003, was $1.3 billion.

     We continue to finance our operations primarily through funds generated from operations. For the quarter ended June 30, 2003, net cash provided by operating activities was $124.0 million. Our primary source of cash is the sale of our software licenses, software maintenance and professional services.

     We provide financing on a portion of these sales transactions to customers that meet our specified standards of creditworthiness. Our practice of providing financing at reasonable interest rates enhances our competitive position. We participate in established programs with third-party financial institutions to securitize or sell a significant portion of our finance receivables, enabling us to collect cash sooner and remove credit risk. For a detailed discussion of these programs, see the Liquidity and Capital Resources section of our Annual Report on Form 10-K. During the quarters ended June 30, 2002 and 2003, we transferred $199 million, and $76 million, respectively, of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis without a negative cash flow impact.

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

     Net cash used in investing activities for the quarter ended June 30, 2003 was $140.7 million, primarily for the purchase of marketable securities during the period. Net cash used in financing activities for the quarter ended June 30, 2003 was $58.7 million, which primarily related to purchases of our common stock. On April 24, 2000, our board of directors authorized the purchase of up to $500.0 million in common stock, and on July 30, 2002, they authorized the purchase of an additional $500.0 million. During the quarter ended June 30, 2003, we purchased 3.6 million shares for $60.0 million. Since the inception of the repurchase plan, we have purchased 33.3 million shares for $581.8 million. We plan to continue to buy our common stock and intend to purchase between $200 million and $300 million of common stock during fiscal 2004, subject to market conditions and other possible uses of our cash.

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

OUR RESTRUCTURING INITIATIVES MAY NOT ACHIEVE OUR DESIRED RESULTS AND, IF UNSUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.

     We have recently implemented a restructuring plan and have revised our fiscal year targets for expenses and cash flow from operations to reflect the effects of this restructuring. Our plan involves reducing our workforce, moving into lower cost facilities in some of our locations, and expanding our operations in lower cost international locations, including in India and Israel. Although we have made efforts to minimize the impact on quota-carrying sales representatives, the workforce reductions have included some employees directly responsible for sales, which may affect our ability to close future revenue transactions with our customers and prospects. The failure to retain and effectively manage our remaining employees could impact our development efforts and the quality of our products, delay the delivery of new products or product updates and affect customer service. In addition, to achieve our estimates of expense savings from our restructuring plan, we must successfully exit multiple leased facilities in a short time period. We may not be able to exit existing high cost facilities, locate alternative lower cost facilities and move into new facilities in a timely manner. If we are unable to achieve the desired results of our restructuring plan, we may fall short of our revised financial expectations. It is also possible that additional restructuring activity may be required for us to achieve our profitability objectives.

OUR STOCK PRICE IS VOLATILE.

     Our stock price has been and is highly volatile. Our stock price is highly influenced by current expectations of future revenue, earnings and cash flows from operations. Any failure to meet anticipated revenue, earnings and cash flow from operations levels in a period or any negative change in our perceived long-term growth prospects would likely have a significant adverse effect on our stock price.

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


OUR PRODUCTS MUST REMAIN COMPATIBLE WITH EVER-CHANGING OPERATING AND DATABASE ENVIRONMENTS.


     IBM, HP, Microsoft and Oracle are by far the largest suppliers of systems and database software and, in many cases, are the manufacturers of the computer hardware systems used by most of our customers. Historically, operating and database system developers have modified or introduced new operating systems, database systems, systems software and computer hardware. Such new products could incorporate features which perform functions currently performed by our products or could require substantial modification of our products to maintain compatibility with these companies' hardware or software. Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and operating and database system software developers, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition and operating results.


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

RISKS RELATED TO BUSINESS COMBINATIONS.

     As part of our overall strategy, we have acquired or invested in, and plan to continue to acquire or invest in, complementary companies, products, and technologies and to enter into joint ventures and strategic alliances with other companies. Risks commonly encountered in such transactions include: the difficulty of assimilating the operations and personnel of the combined companies; the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies; the potential disruption of our ongoing business; the inability to retain key technical, sales and managerial personnel; the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses; the risk that revenues from acquired companies, products and technologies do not meet our expectations; and decreases in reported earnings as a result of charges for in-process research and development and amortization of acquired intangible assets.

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

RISKS RELATED TO INTERNATIONAL OPERATIONS.

     We have committed, and expect to continue to commit, substantial resources and funding to our international infrastructure. Operating costs in many countries, including many of those in which we operate, are higher than in the United States. To increase international sales in fiscal 2004 and subsequent periods, we must continue to globalize our software product lines; expand existing and establish additional foreign operations; strategically hire additional personnel; identify suitable locations for sales, marketing, customer service and development; and recruit international distributors and resellers in selected territories. Future operating results are dependent on sustained performance improvement by our international offices, particularly our European operations. Our operations and financial results internationally could be significantly adversely affected by several risks such as changes in foreign currency exchange rates, sluggish regional economic conditions and difficulties in staffing and managing international operations. Generally, our foreign sales are denominated in our foreign subsidiaries' local currencies. If these foreign currency exchange rates change unexpectedly, we could have significant gains or losses.

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

     We conduct substantial development and marketing operations in multiple locations in Israel and, accordingly, we are directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our business, operating results and financial condition. We maintain comprehensive contingency and business continuity plans, and to date, the current conflict in the region and hostilities within Israel have not caused disruption of our operations located in Israel.


ACCOUNTING PRONOUNCEMENTS UNDER CONSIDERATION RELATED TO STOCK-BASED COMPENSATION WOULD REDUCE OUR REPORTED EARNINGS AND COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL BY REDUCING THE STOCK-BASED COMPENSATION WE ARE ABLE TO PROVIDE.


     We have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with BMC Software. In accounting for our stock option grants using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, we recognize no compensation cost because the exercise price of options granted is equal to the market value of our common stock on the date of grant. The Financial Accounting Standards Board
(FASB) is currently considering changes to US generally accepted accounting principles that, if implemented, would require us to record charges to earnings for employee stock option grants, which would negatively impact our earnings. For example, as disclosed in Note (4) to the accompanying Condensed Consolidated Financial Statements, recording charges for employee stock options using the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation" would have reduced net earnings by $16.6 million and $25.5 million for the quarters ended June 30, 2002, and June 30, 2003, respectively. In addition, new regulations adopted by The New York Stock Exchange requiring stockholder approval for all stock option plans as well as new regulations prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or costly to grant options and/or other stock-based compensation to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially adversely affect our business.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our marketable securities subsequent to March 31, 2003, therefore our market risk sensitive instruments remain substantially unchanged from the description in our Annual Report on Form 10-K for the year ended March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of June 30, 2003, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the Company's principal executive officer and principal financial officer believe that:

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     31.1 Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

     32.2 Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K.

     On April 24, 2003, BMC Software filed a Current Report on Form 8-K, dated April 24, 2003, furnishing under Item 9 (pursuant to Item 12) its news release covering its historical financial results for the quarter ended March 31, 2003, and reporting under Item 9 the conference call scheduled to discuss its historical financial results for the quarter ended March 31, 2003 and its financial guidance for fiscal 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BMC SOFTWARE, INC.


                             By:         /s/ Robert E. Beauchamp
                                 -------------------------------------------
                                             Robert E. Beauchamp
                                    President and Chief Executive Officer
August 14, 2003


                             By:         /s/ John W. Cox
                                 -------------------------------------------
                                                 John W. Cox
                                 Vice President, Chief Financial Officer and
                                            Chief Accounting Officer
August 14, 2003

                                INDEX TO EXHIBITS



31.1 Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

32.2 Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.