Form 10-Q
period 2003-09-30
BMC SOFTWARE INC
filed 2003-11-14
CIK 835729

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

    As of November 10, 2003, there were outstanding 226,252,108 shares of Common Stock, par value $.01, of the registrant.

================================================================================

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 2003


                                      INDEX


                                                                                            PAGE
                                                                                            ----
  PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 2003 and
               September 30, 2003 (Unaudited)..........................................      3
             Condensed Consolidated Statements of Operations and Comprehensive
               Income (Loss) for the three months and six months ended September 30,
               2002 and 2003 (Unaudited)...............................................      4
             Condensed Consolidated Statements of Cash Flows for the six
               months ended September 30, 2002 and 2003 (Unaudited)....................      5
             Notes to Condensed Consolidated Financial Statements (Unaudited)..........      6

  Item 2. Management's Discussion and Analysis of Results of Operations and
             Financial Condition.......................................................     11

  Item 3. Quantitative and Qualitative Disclosures about Market Risk...................     25

  Item 4. Controls and Procedures......................................................     26

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings............................................................     26

  Item 4. Submission of Matters to a Vote of Security Holders..........................     27

  Item 6. Exhibits and Reports on Form 8-K.............................................     27

          Signatures...................................................................     29

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                MARCH 31,     SEPTEMBER 30,
                                                                  2003            2003
                                                               -----------    -------------
                                                                              (UNAUDITED)
                            ASSETS

Current assets:
  Cash and cash equivalents ................................   $     500.1    $       391.4
  Marketable securities ....................................         151.7            296.2
  Trade accounts receivable, net ...........................         186.4            144.0
  Current trade finance receivables, net ...................         154.4            103.0
  Other current assets .....................................         105.6            110.2
                                                               -----------    -------------
         Total current assets ..............................       1,098.2          1,044.8
Property and equipment, net ................................         408.4            400.5
Software development costs and related assets, net .........         192.7            169.6
Long-term marketable securities ............................         363.5            351.9
Long-term trade finance receivables, net ...................         175.9            122.0
Acquired technology, net ...................................         117.1             94.6
Goodwill, net ..............................................         353.4            354.1
Intangible assets, net .....................................          57.4             50.9
Other long-term assets .....................................          78.9             98.8
                                                               -----------    -------------
                                                               $   2,845.5    $     2,687.2
                                                               ===========    =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ...................................   $      52.2    $        25.5
  Accrued liabilities ......................................         225.0            211.4
  Current portion of deferred revenue ......................         561.6            582.3
                                                               -----------    -------------
         Total current liabilities .........................         838.8            819.2
Long-term deferred revenue .................................         607.1            555.2
Other long-term liabilities ................................          16.2             23.9
                                                               -----------    -------------
         Total liabilities .................................       1,462.1          1,398.3
Commitments and contingencies
Stockholders' equity:
  Preferred stock ..........................................            --               --
  Common stock .............................................           2.5              2.5
  Additional paid-in capital ...............................         537.0            537.2
  Retained earnings ........................................       1,143.9          1,122.5
  Accumulated other comprehensive income (loss) ............          (7.7)            (2.9)
                                                               -----------    -------------
                                                                   1,675.7          1,659.3
  Less treasury stock, at cost .............................        (290.1)          (369.2)
  Less unearned portion of restricted stock compensation ...          (2.2)            (1.2)
                                                               -----------    -------------
         Total stockholders' equity ........................       1,383.4          1,288.9
                                                               -----------    -------------
                                                               $   2,845.5    $     2,687.2
                                                               ===========    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ----------------------------    --------------------------
                                                                             2002            2003           2002           2003
                                                                         ------------    ------------    -----------    -----------
  Revenues:
    License ..........................................................   $      120.4    $      124.7    $     256.4    $     232.3
    Maintenance ......................................................          150.9           188.2          300.6          371.7
    Professional services ............................................           19.9            20.9           39.4           39.7
                                                                         ------------    ------------    -----------    -----------
          Total revenues .............................................          291.2           333.8          596.4          643.7
                                                                         ------------    ------------    -----------    -----------
Operating expenses:
  Selling and marketing expenses .....................................          112.8           140.2          232.3          278.1
  Research, development and support expenses .........................          112.4           147.1          230.6          274.4
  Cost of professional services ......................................           20.9            20.0           42.3           39.0
  General and administrative expenses ................................           35.4            47.9           71.4           85.2
  Amortization of acquired technology and intangibles ................           12.4            15.3           24.8           30.9
  Merger-related costs and compensation charges and other ............            0.3              --            0.8             --
                                                                         ------------    ------------    -----------    -----------
          Total operating expenses ...................................          294.2           370.5          602.2          707.6
                                                                         ------------    ------------    -----------    -----------
          Operating loss .............................................           (3.0)          (36.7)          (5.8)         (63.9)
Interest and other income, net .......................................           17.1            16.7           32.9           38.4
Gain (loss) on marketable securities and other investments ...........             --             1.1           (6.3)           0.2
                                                                         ------------    ------------    -----------    -----------
          Other income, net ..........................................           17.1            17.8           26.6           38.6
                                                                         ------------    ------------    -----------    -----------
          Earnings (loss) before income taxes ........................           14.1           (18.9)          20.8          (25.3)
Income tax provision (benefit) .......................................            4.0            (5.7)           5.5           (6.0)
                                                                         ------------    ------------    -----------    -----------
          Net earnings (loss) ........................................   $       10.1    $      (13.2)   $      15.3    $     (19.3)
                                                                         ============    ============    ===========    ===========

Basic earnings (loss) per share ......................................   $       0.04    $      (0.06)   $      0.06    $     (0.08)
                                                                         ============    ============    ===========    ===========
Diluted earnings (loss) per share ....................................   $       0.04    $      (0.06)   $      0.06    $     (0.08)
                                                                         ============    ============    ===========    ===========
Shares used in computing basic earnings (loss) per share .............          239.1           227.1          240.0          228.3
                                                                         ============    ============    ===========    ===========
Shares used in computing diluted earnings (loss) per share ...........          239.8           227.1          241.2          228.3
                                                                         ============    ============    ===========    ===========

Comprehensive income (loss):
  Net earnings (loss) ................................................   $       10.1    $      (13.2)   $      15.3    $     (19.3)

  Foreign currency translation adjustment ............................           (2.8)           (5.5)         (10.2)           7.4

  Unrealized gain (loss) on securities available for sale:
     Unrealized gain (loss), net of taxes of $0.6, $1.9, $0.7
       and $0.9 ......................................................            1.1            (3.5)           1.3           (1.7)
    Realized (gain) loss included in net earnings (loss), net of
       taxes of $--, $0.4, $0.5 and $0.1 .............................             --            (0.7)           1.0           (0.1)
                                                                         ------------    ------------    -----------    -----------
                                                                                  1.1            (4.2)           2.3           (1.8)
  Unrealized gain (loss) on derivative instruments:
     Unrealized gain (loss), net of taxes of $0.1, $0.2, $2.0 and
        $1.1 .........................................................            0.2            (0.4)          (3.7)          (2.1)
     Realized loss included in net earnings (loss), net of taxes of
        $0.1, $0.4, $0.7 and $0.7 ....................................            0.2             0.7            1.4            1.3
                                                                         ------------    ------------    -----------    -----------
                                                                                  0.4             0.3           (2.3)          (0.8)
                                                                         ------------    ------------    -----------    -----------
          Comprehensive income (loss) ................................   $        8.8    $      (22.6)   $       5.1    $     (14.5)
                                                                         ============    ============    ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             ----------------------------
                                                                                 2002             2003
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) ....................................................   $       15.3    $      (19.3)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Accrued restructuring and severance costs ...........................            0.5             9.1
     Merger-related costs and compensation charges .......................            0.6              --
     Depreciation and amortization .......................................          101.2           134.7
     (Gain) loss on marketable securities ................................            6.3            (0.2)
     Earned portion of restricted stock compensation .....................            1.3             1.0
     Decrease in finance receivables .....................................           10.6           105.0
     Increase (decrease) in payables to third-party financing
      institutions for finance receivables ...............................            8.4           (34.2)
     Net change in income taxes receivable ...............................           54.2             2.7
     Net change in trade receivables, payables, deferred revenue and
      other components of working capital ................................          133.8           (40.7)
                                                                             ------------    ------------
          Net cash provided by operating activities ......................          332.2           158.1
                                                                             ------------    ------------
Cash flows from investing activities:
  Debtor-in-possession financing provided to Peregrine Systems,
    Inc ..................................................................          (46.0)             --
  Cash paid for technology acquisitions and other investments,
    net of cash acquired .................................................           (3.0)           (6.7)
  Adjustment of cash paid for Remedy acquisition .........................             --             7.2
  Return of capital for cost-basis investments ...........................            0.7             0.1
  Proceeds from sale of technology .......................................             --             2.0
  Purchases of marketable securities .....................................         (123.0)         (267.2)
  Maturities of/proceeds from sales of marketable securities .............          184.9           130.2
  Purchases of property and equipment ....................................           (9.0)          (22.9)
  Capitalization of software development costs and related assets ........          (33.9)          (31.8)
                                                                             ------------    ------------
          Net cash used in investing activities ..........................          (29.3)         (189.1)
                                                                             ------------    ------------
Cash flows from financing activities:
  Stock options exercised and other ......................................           17.9             9.0
  Treasury stock acquired ................................................         (120.6)          (90.0)
                                                                             ------------    ------------
          Net cash used in financing activities ..........................         (102.7)          (81.0)
                                                                             ------------    ------------
Effect of exchange rate changes on cash ..................................          (11.6)            3.3
                                                                             ------------    ------------
Net change in cash and cash equivalents ..................................          188.6          (108.7)
Cash and cash equivalents, beginning of period ...........................          330.0           500.1
                                                                             ------------    ------------
Cash and cash equivalents, end of period .................................   $      518.6    $      391.4
                                                                             ============    ============

Supplemental disclosure of cash flow information:
  Cash paid (refunded) for income taxes ..................................   $      (54.9)   $        0.9
  Capital lease obligation for computer hardware .........................   $         --    $       16.7

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

(2) EARNINGS (LOSS) PER SHARE

    Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three-month periods ended September 30, 2002 and 2003, the treasury stock method effect of 37.0 million and 34.2 million weighted options, respectively, has been excluded from the calculation of diluted EPS as they are anti-dilutive. For the six-month periods ended September 30, 2002 and 2003, the treasury stock method effect of 37.1 million and 30.4 million weighted options, respectively, has been excluded from the calculation of diluted EPS as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months and six months ended September 30, 2002 and 2003:

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ---------------------------    ---------------------------
                                                              2002           2003           2002            2003
                                                          ------------   ------------    ------------   ------------
                                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
Basic earnings (loss) per share:
  Net earnings (loss) .................................   $       10.1   $      (13.2)   $       15.3   $      (19.3)
                                                          ------------   ------------    ------------   ------------
  Weighted average number of common shares ............          239.1          227.1           240.0          228.3
                                                          ------------   ------------    ------------   ------------
  Basic earnings (loss) per share .....................   $       0.04   $      (0.06)   $       0.06   $      (0.08)
                                                          ============   ============    ============   ============


Diluted earnings (loss) per share:
  Net earnings (loss) .................................   $       10.1   $      (13.2)   $       15.3   $      (19.3)
                                                          ------------   ------------    ------------   ------------
  Weighted average number of common shares ............          239.1          227.1           240.0          228.3
  Incremental shares from assumed conversions of
     stock options and other ..........................            0.7             --             1.2             --
                                                          ------------   ------------    ------------   ------------
  Adjusted weighted average number of common shares ...          239.8          227.1           241.2          228.3
                                                          ------------   ------------    ------------   ------------
  Diluted earnings (loss) per share ...................   $       0.04   $      (0.06)   $       0.06   $      (0.08)
                                                          ============   ============    ============   ============

(3) SEGMENT REPORTING

    In the quarter ended June 30, 2003, BMC's management changed the way it was reviewing the results of the Company's software business and began reviewing those results by the following product categories: Enterprise Data Management
(EDM) Software, including the Mainframe Data Management and Distributed Systems Data Management product lines, Enterprise Systems Management (ESM) Software, which includes the PATROL(R), MAINVIEW(R) and Scheduling & Output Management product lines, Security, Other Software and Remedy(R). Though the EDM and ESM product categories include the various product lines above, profitability is measured at the product category level. In addition to these software segments, the BMC professional services business is also considered a separate segment. Remedy's professional services business is included in the Remedy results. Through March 31, 2003, BMC's management reviewed the results of the Company's software business by different product categories. The amounts reported below for the three months and six months ended September 30, 2002 and 2003, reflect this change in the composition of the Company's business segments.

    For the EDM, ESM and BMC professional services segments, segment performance is measured based on contribution margin, reflecting only the direct controllable expenses of the segments. Segment performance for the Security segment is measured based on its direct controllable research and development (R&D) costs and the costs of the dedicated Security sales and services team in North America. As such, management's measure of profitability for these segments does not include allocation of indirect research and development and support expenses, the effect of software development cost capitalization and amortization, selling and marketing expenses other than for North America Security, general and administrative expenses, amortization of acquired technology and intangibles, one-time charges, other income, net, and income taxes. For the three months and six months ended September 30, 2003, the indirect portion of R&D and support expenses, cost of professional services and selling and marketing expenses includes costs associated with the exit activities described in footnote (6), as these exit costs are not included in the measurement of segment performance. Effective with the Company's acquisition of Remedy on November 20, 2002, Remedy is operated as a separate business unit and therefore its performance is measured based on operating margin and does not include amortization of acquired technology and intangibles, other income, net, and income taxes. Remedy's costs represent the direct controllable costs of the business unit and do not include the costs of services performed by BMC on Remedy's behalf or allocations of corporate expenses. Assets and liabilities are not accounted for by segment.



                                                   SOFTWARE, EXCLUDING REMEDY
                                                --------------------------------
                                                                                 PROFESSIONAL  INDIRECT
                                                 EDM     ESM    SECURITY  OTHER    SERVICES     COSTS    BMC    REMEDY  CONSOLIDATED
                                                ------  ------  --------  ------ ------------  -------- ------  ------  ------------
QUARTER ENDED SEPTEMBER 30, 2002                                                (IN MILLIONS)

Revenues:
   License ...................................  $ 54.0  $ 63.4   $  3.0   $   --    $   --     $   --   $120.4  $   --       $120.4
   Maintenance ...............................    73.0    73.5      3.2      1.2        --         --    150.9      --        150.9
   Professional services .....................      --      --       --       --      19.9         --     19.9      --         19.9
                                                ------  ------   ------   ------    ------     ------   ------  ------       ------
Total revenues ...............................   127.0   136.9      6.2      1.2      19.9         --    291.2      --        291.2
R&D and support expenses .....................    28.2    53.5      7.3       --        --       23.4    112.4      --        112.4
Cost of services .............................      --      --      1.3       --      19.6         --     20.9      --         20.9
                                                ------  ------   ------   ------    ------     ------   ------  ------       ------
                                                  98.8    83.4     (2.4)     1.2       0.3      (23.4)   157.9      --        157.9
Selling and marketing expenses ...............      --      --      2.6       --        --      110.2    112.8      --        112.8
                                                ------  ------   ------   ------    ------     ------   ------  ------       ------
  Contribution margin ........................  $ 98.8  $ 83.4   $ (5.0)  $  1.2    $  0.3     $(133.6)   45.1      --         45.1
                                                ======  ======   ======   ======    ======     =======

General and administrative expenses ..................................................................    35.4      --         35.4
                                                                                                        ------  ------       ------
   Operating margin ..................................................................................  $  9.7      --          9.7
                                                                                                        ======  ======
Amortization of acquired technology and intangibles....................................................................        12.4
Merger-related costs and compensation charges and other................................................................         0.3
Other income, net .....................................................................................................        17.1
                                                                                                                             ------
Consolidated earnings before taxes ....................................................................................      $ 14.1
                                                                                                                             ======


                                             SOFTWARE, EXCLUDING REMEDY
                                         -----------------------------------
                                                                              PROFESSIONAL  INDIRECT
                                          EDM      ESM    SECURITY    OTHER     SERVICES     COSTS      BMC   REMEDY  CONSOLIDATED
                                         ------   ------  --------   -------  ------------  --------  ------  ------  ------------
                                                                             (IN MILLIONS)
QUARTER ENDED SEPTEMBER 30, 2003
Revenues:
   License ............................  $ 46.1   $ 53.4   $ 1.9      $   0.2   $        --   $    --  $101.6  $ 23.1  $      124.7
   Maintenance ........................    72.6     77.1     4.4           --            --        --   154.1    34.1         188.2
   Professional services ..............      --       --      --           --          17.8        --    17.8     3.1          20.9
                                         ------   ------   -----      -------   -----------   -------  ------  ------  ------------

Total revenues ........................   118.7    130.5     6.3          0.2          17.8        --   273.5    60.3         333.8
R&D and support expenses ..............    26.3     43.7     7.0           --            --      56.9   133.9    13.2         147.1
Cost of services ......................      --       --     0.8           --          14.3       2.2    17.3     2.7          20.0
                                         ------   ------  ------      -------   -----------   -------  ------  ------  ------------
                                           92.4     86.8    (1.5)         0.2           3.5     (59.1)  122.3    44.4         166.7
Selling and marketing expenses ........      --       --     2.8           --            --     118.8   121.6    18.6         140.2
                                         ------   ------  ------      -------   -----------   -------  ------  ------  ------------
  Contribution margin .................  $ 92.4   $ 86.8  $ (4.3)     $   0.2   $       3.5   $(177.9)    0.7    25.8          26.5
                                         ======   ======  ======      =======   ===========   =======
General and administrative expenses ................................................................     43.2     4.7          47.9
                                                                                                       ------  ------  ------------
  Operating margin .................................................................................   $(42.5) $ 21.1         (21.4)
                                                                                                       ======  ======
Amortization of acquired technology and intangibles ................................................................           15.3
Other income, net ..................................................................................................           17.8
                                                                                                                      -------------
Consolidated loss before taxes .....................................................................................  $       (18.9)
                                                                                                                      =============


                                          SOFTWARE, EXCLUDING REMEDY
                                     -----------------------------------
                                                                           PROFESSIONAL   INDIRECT
                                       EDM      ESM    SECURITY   OTHER      SERVICES       COSTS      BMC    REMEDY   CONSOLIDATED
                                     -------  -------  -------   -------   ------------   --------   -------  -------  ------------
SIX MONTHS ENDED SEPTEMBER 30,                                            (IN MILLIONS)
2002
Revenues:
   License ........................  $ 117.1  $ 128.8  $  10.4   $   0.1   $         --   $     --   $ 256.4  $    --  $      256.4
   Maintenance ....................    146.7    146.0      6.6       1.3             --         --     300.6       --         300.6
   Professional services ..........       --       --       --        --           39.4         --      39.4       --          39.4
                                     -------  -------  -------   -------   ------------   --------   -------  -------  ------------
Total revenues ....................    263.8    274.8     17.0       1.4           39.4         --     596.4       --         596.4
R&D and support expenses ..........     58.0    108.7     12.7        --             --       51.2     230.6       --         230.6
Cost of services ..................       --       --      2.1        --           40.2         --      42.3       --          42.3
                                     -------  -------  -------   -------   ------------   --------   -------  -------  ------------
                                       205.8    166.1      2.2       1.4           (0.8)     (51.2)    323.5       --         323.5
Selling and marketing expenses ....       --       --      4.5        --             --      227.8     232.3       --         232.3
                                     -------  -------  -------   -------   ------------   --------   -------  -------  ------------
  Contribution margin .............  $ 205.8  $ 166.1  $  (2.3)  $   1.4   $       (0.8)  $ (279.0)     91.2       --          91.2
                                     =======  =======  =======   =======   ============   ========

General and administrative expenses...............................................................      71.4       --          71.4
                                                                                                     -------  -------  ------------
   Operating margin ..............................................................................   $  19.8  $    --          19.8
                                                                                                     =======  =======
Amortization of acquired technology and intangibles..................................................................          24.8
Merger-related costs and compensation charges and other..............................................................           0.8
Other income, net....................................................................................................          26.6
                                                                                                                       ------------
Consolidated earnings before taxes...................................................................................  $       20.8
                                                                                                                       ============

                                          SOFTWARE, EXCLUDING REMEDY
                                   -------------------------------------
                                                                          PROFESSIONAL  INDIRECT
                                     EDM     ESM      SECURITY    OTHER     SERVICES     COSTS       BMC     REMEDY   CONSOLIDATED
                                   -------  -------   --------   -------  ------------  --------   -------  --------  -----------
SIX MONTHS ENDED SEPTEMBER 30,                                               (IN MILLIONS)
2003
Revenues:
   License ......................  $  81.1  $ 101.7   $    5.3   $   0.3  $        --   $     --   $ 188.4  $   43.9  $     232.3
   Maintenance ..................    146.4    152.2        8.6       0.6           --         --     307.8      63.9        371.7
   Professional services ........       --       --         --        --         33.1         --      33.1       6.6         39.7
                                   -------  -------   --------   -------  -----------   --------   -------  --------  -----------
Total revenues ..................    227.5    253.9       13.9       0.9         33.1         --     529.3     114.4        643.7
R&D and support expenses ........     51.5     90.4       14.5        --           --       90.7     247.1      27.3        274.4
Cost of services ................       --       --        1.8        --         29.8        2.2      33.8       5.2         39.0
                                   -------  -------   --------   -------  -----------   --------   -------  --------  -----------
                                     176.0    163.5       (2.4)      0.9          3.3      (92.9)    248.4      81.9        330.3
Selling and marketing expenses ..       --       --        5.5        --           --      235.9     241.4      36.7        278.1
                                   -------  -------   --------   -------  -----------   --------   -------  --------  -----------
  Contribution margin ...........  $ 176.0  $ 163.5   $   (7.9)  $   0.9  $       3.3   $ (328.8)      7.0      45.2         52.2
                                   =======  =======   ========   =======  ===========   ========

General and administrative expenses.............................................................      76.5       8.7         85.2
                                                                                                   -------  --------  -----------
  Operating margin..............................................................................   $ (69.5) $   36.5        (33.0)
                                                                                                   =======  ========
Amortization of acquired technology and intangibles.................................................................         30.9
Other income, net...................................................................................................         38.6
                                                                                                                      -----------
Consolidated loss before taxes......................................................................................  $     (25.3)
                                                                                                                      ===========

(4) STOCK INCENTIVE PLANS

    The Company has adopted numerous stock-based compensation plans that provide for the grant of options and restricted stock to employees and directors of the Company. All options under these plans vest over terms of one to five years. The restricted stock is subject to transfer restrictions that lapse over time, typically two to four years. The Company also has adopted an employee stock purchase plan (ESPP) under which rights to purchase the Company's common stock are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date.

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

    For the three months ended September 30, 2002 and 2003, the Company recorded compensation expense of $0.6 million and $0.4 million, respectively, for restricted stock grants. For the six months ended September 30, 2002 and 2003, the Company recorded compensation expense of $1.9 million and $1.0 million, respectively, for restricted stock grants. The expense for the six months ended September 30, 2002 includes $0.6 million of merger-related compensation charges related to restricted shares issued as part of the Evity, Inc. acquisition. The Company was not required to record compensation expense for stock option grants and stock issued under the employee stock purchase plan during the same periods.

    The compensation expense recorded for restricted stock grants under the intrinsic value method is consistent with the expense that would be recorded under the fair value-based method. Had the compensation cost for the Company's employee stock option grants and stock issued under the ESPP been determined based on the grant date fair values of awards estimated using the Black-Scholes option pricing model, which is consistent with the method described in SFAS No. 123, the Company's reported net earnings (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

                                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                                             ---------------------   ---------------------------
                                                                               2002        2003         2002            2003
                                                                             ---------   ---------   ------------   ------------
                                                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
Net earnings (loss):                                    As Reported .......  $    10.1   $   (13.2)  $       15.3   $      (19.3)
  Add stock-based employee compensation expense
  included in net earnings (loss) as reported,
  net of related tax effects ..............................................        0.4         0.3            1.2            0.7

  Deduct stock-based employee compensation expense
  determined under the fair value-based method for
  all awards, net of related tax effects ..................................      (21.7)      (18.4)         (39.1)         (44.3)
                                                                             ---------   ---------   ------------   ------------
                                                        Pro Forma .........  $   (11.2)  $   (31.3)  $      (22.6)  $      (62.9)
Basic earnings (loss) per share:                        As Reported .......  $    0.04   $   (0.06)  $       0.06   $      (0.08)
                                                        Pro Forma .........  $   (0.05)  $   (0.14)  $      (0.09)  $      (0.28)
Diluted earnings (loss) per share:                      As Reported .......  $    0.04   $   (0.06)  $       0.06   $      (0.08)
                                                        Pro Forma .........  $   (0.05)  $   (0.14)  $      (0.09)  $      (0.28)

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

(6) EXIT ACTIVITIES AND RELATED COSTS

    During the quarter ended September 30, 2003, the Company implemented a plan to better align its cost structure with existing market conditions. This plan included the involuntary termination of approximately 740 employees during the quarter ended September 30, 2003. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. As a global enterprise, the Company has been expanding its operations for a number of years in attractive labor markets, including in the Company's offices in India and Israel. The Company's plan to better align its cost structure with existing market conditions has, to an extent, accelerated its existing global expansion plans. The plan also includes exiting leases in certain locations around the world, reducing the square footage required to operate those locations and relocating those operations to lower cost facilities. These relocation efforts are expected to be completed in the quarter ending December 31, 2003. Charges for exit costs of $27.6 million were recorded for the quarter ended September 30, 2003 for employee severance and related costs and office relocations. Additionally, $6.8 million of incremental depreciation expense was recorded during the quarter related to the changes in estimated depreciable lives for leasehold improvements in locations to be exited and for certain information technology assets that will be eliminated as a result of the plan. These changes in estimated lives reduced basic and diluted earnings per share for both the quarter and six months ended September 30, 2003, by $0.02 per share. The expenses related to the exit activities are reflected in the accompanying condensed consolidated statements of operations as follows:

                                                          SEVERANCE
                                                          & RELATED                        INCREMENTAL
                                                            COSTS          FACILITIES      DEPRECIATION        TOTAL
                                                        -------------    -------------    -------------    -------------
                                                                                   (IN MILLIONS)
Selling and marketing expenses .....................    $        14.2    $         0.7    $         3.4    $        18.3
Research, development and support expenses .........              8.7               --              2.8             11.5
Cost of professional services ......................              2.2               --               --              2.2
General and administrative expenses ................              1.8               --              0.6              2.4
                                                        -------------    -------------    -------------    -------------
          Total included in operating expenses .....    $        26.9    $         0.7    $         6.8    $        34.4
                                                        =============    =============    =============    =============

The Company does not expect significant additional severance costs subsequent to September 30, 2003. The relocation of all facilities is expected to be completed by December 31, 2003, and related facilities costs of $68 million to $73 million are expected to be accrued in the quarter ending December 31, 2003. The amounts to be accrued represent the fair value of lease obligations after the respective facilities' cease-use dates, net of estimated sublease income that could be reasonably obtained in the future. Other than potential adjustments to lease accruals based on actual subleases entered in the future, the Company does not expect any significant additional charges subsequent to December 31, 2003.

    As of September 30, 2003, $9.1 million of severance and facilities costs related to actions completed under the plan remained accrued for payment in future periods, as follows:

                                                        BALANCE AT                                      BALANCE AT
                                                         JUNE 30,      CHARGED TO                        SEPT. 30,
                                                          2003          EXPENSE         PAID OUT          2003
                                                      ------------    ------------    ------------     ------------
                                                                              (IN MILLIONS)

Severance and related costs ......................    $         --    $       26.9    $      (18.5)    $        8.4
Facilities costs .................................              --             0.7              --              0.7
                                                      ------------    ------------    ------------     ------------
          Total accrual ..........................    $         --    $       27.6    $      (18.5)    $        9.1
                                                      ============    ============    ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This section of the Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this Report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled "Certain Risks and Uncertainties." It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for fiscal 2003.

CRITICAL ACCOUNTING POLICIES

    The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, in-process research and development of acquired businesses, acquired technology, goodwill and intangible assets, deferred tax assets and marketable securities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. The critical accounting policies related to the estimates and judgments listed above are discussed further throughout our Annual Report on Form 10-K for fiscal 2003 under Management's Discussion and Analysis of Results of Operations and Financial Condition where such policies affect our reported and expected financial results.

A. RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following table sets forth, for the periods indicated, the percentages that selected items in the condensed consolidated statements of operations and comprehensive income (loss) bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                                                                 PERCENTAGE OF TOTAL REVENUES
                                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                                ------------------------------      ------------------------------
                                                                   2002              2003              2002                2003
                                                                ------------      ------------      ------------      ------------
Revenues:
  License ..................................................            41.4%             37.3%             43.0%             36.1%
  Maintenance ..............................................            51.8              56.4              50.4              57.7
  Professional services ....................................             6.8               6.3               6.6               6.2
                                                                ------------      ------------      ------------      ------------
      Total revenues .......................................           100.0             100.0             100.0             100.0
                                                                ------------      ------------      ------------      ------------
Selling and marketing expenses .............................            38.7              42.0              38.9              43.2
Research, development and support expenses .................            38.6              44.1              38.7              42.6
Cost of professional services ..............................             7.2               6.0               7.1               6.1
General and administrative expenses ........................            12.1              14.3              12.0              13.2
Amortization of acquired technology and intangibles ........             4.3               4.6               4.2               4.8
Merger-related costs and compensation charges and other ....             0.1                --               0.1                --
                                                                ------------      ------------      ------------      ------------
     Total operating expenses ..............................           101.0             111.0             101.0             109.9
                                                                ------------      ------------      ------------      ------------
     Operating loss ........................................            (1.0)            (11.0)             (1.0)             (9.9)
Interest and other income, net .............................             5.9               5.0               5.5               6.0
Gain (loss) on marketable securities and other
     investments ...........................................              --               0.3              (1.0)               --
                                                                ------------      ------------      ------------      ------------
     Other income, net .....................................             5.9               5.3               4.5               6.0
     Earnings (loss) before income taxes ...................             4.9              (5.7)              3.5              (3.9)
Income tax provision (benefit) .............................             1.4              (1.7)              0.9              (0.9)
                                                                ------------      ------------      ------------      ------------
          Net earnings (loss) ..............................             3.5%             (4.0)%             2.6%             (3.0)%
                                                                ============      ============      ============      ============

REVENUES

     We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services.


                                                     THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                         SEPTEMBER 30,                            SEPTEMBER 30,
                                                  -------------------------                 -------------------------
                                                     2002          2003         CHANGE         2002          2003          CHANGE
                                                  -----------   -----------     -------     -----------   -----------      -------
                                                        (IN MILLIONS)                             (IN MILLIONS)
License:
   North America ..............................   $      65.1   $      59.0        (9.4)%   $     152.5   $     103.6       (32.1)%
   International ..............................          55.3          65.7        18.8%          103.9         128.7        23.9%
                                                  -----------   -----------                 -----------   -----------
         Total license revenues ...............         120.4         124.7         3.6%          256.4         232.3        (9.4)%
Maintenance:
   North America ..............................          90.8         110.7        21.9%          183.3         220.1        20.1%
   International ..............................          60.1          77.5        29.0%          117.3         151.6        29.2%
                                                  -----------   -----------                 -----------   -----------
        Total maintenance revenues ............         150.9         188.2        24.7%          300.6         371.7        23.7%
Professional services:
   North America ..............................           8.9          11.5        29.2%           18.1          20.8        14.9%
   International ..............................          11.0           9.4       (14.5)%          21.3          18.9       (11.3)%
                                                  -----------   -----------                 -----------   -----------
       Total professional services revenues ...          19.9          20.9         5.0%           39.4          39.7         0.8%
                                                  -----------   -----------                 -----------   -----------
         Total revenues .......................   $     291.2   $     333.8        14.6%    $     596.4   $     643.7         7.9%
                                                  ===========   ===========                 ===========   ===========

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

    License revenues for the quarter and six months ended September 30, 2003, increased 4% and decreased 9%, respectively, compared to the same periods last year. Excluding the impact of Remedy revenues during the quarter and six months ended September 30, 2003, license revenues declined 16% and 27%, respectively. Difficult economic conditions in domestic and international markets have resulted in reduced information technology (IT) spending by many of our customers, and we have experienced a decline in the number and size of transactions with our largest customers, which historically have accounted for a significant portion of our revenues. Large transactions declined compared to the prior year as customers remain reluctant to sign large capacity-based transactions. Though license revenues excluding Remedy are down compared to the prior year, such revenues increased sequentially 17% over the quarter ended June 30, 2003. We believe that the global IT spending environment is stabilizing and although IT budgets may not be increasing, companies appear to be more willing to spend their allocated IT dollars. Transaction closure rates in the quarter ended September 30, 2003 improved compared to the quarter ended June 30, 2003, but we expect the IT spending environment to remain challenging throughout fiscal 2004.

    For the periods ended September 30, 2002 and 2003, our recognized revenues were impacted by the changes in our deferred license revenue balance as follows:

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ----------------------------    ----------------------------
                                                             2002             2003           2002             2003
                                                          ------------    ------------    ------------    ------------
                                                                                  (IN MILLIONS)
Deferrals of license revenue ..........................   $      (16.9)   $      (28.0)   $      (81.6)   $      (49.8)
Recognition from deferred license revenue .............           20.3            20.0            38.6            43.8
                                                          ------------    ------------    ------------    ------------
    Net impact on recognized license revenue ..........   $        3.4    $       (8.0)   $      (43.0)   $       (6.0)
                                                          ============    ============    ============    ============

Deferred license revenue balance at end of quarter ....   $      211.9    $      224.3

Based on licensing trends, increased customer requests for contractual terms that result in deferral of revenue and our recent initiative to ensure we clearly articulate to customers the flexibility that we offer in these areas, we expect that our base of deferred license revenue will continue to grow in the near future. Also, because of differing maintenance pricing methodologies for legacy BMC products and Remedy products, license revenues in transactions that include both types of products typically must be deferred under the residual method of accounting for multiple element arrangements. We expect the volume of such joint transactions to increase and accordingly, expect the deferred license revenue related to them to increase.

    Our North American operations generated 54% and 47% of license revenues in the quarters ended September 30, 2002 and 2003, respectively, and 59% and 45% in the six months ended September 30, 2002 and 2003, respectively. North American license revenues for the quarter and six months ended September 30, 2003 declined 9% and 32%, respectively, compared to the comparable periods in the prior fiscal year. Excluding the impact of Remedy revenues during the quarter and six months ended September 30, 2003, North American license revenues declined 31% and 49%, respectively, primarily due to declines in large transactions as discussed above. Though down from the prior year, North American license revenues increased sequentially 32% compared to the quarter ended June 30, 2003. International license revenues represented 46% and 53% of license revenues for the quarters ended September 30, 2002 and 2003, respectively, and 41% and 55% in the six months ended September 30, 2002 and 2003, respectively. International license revenues for the quarter and six months ended September 30, 2003 increased 19% and 24% compared to the same periods last year. Excluding the impact of Remedy revenues during the quarter and six months ended September 30, 2003, international license revenues increased 2% and 7%, respectively. Foreign currency exchange rate changes resulted in international license revenue increases of 8% for both the quarter and six months ended September 30, 2003, after giving effect to our foreign currency hedging program. Excluding this currency impact, international license revenues excluding Remedy declined 6% and 1% for the quarter and six months ended September 30, 2003, respectively. International license revenues including Remedy increased sequentially 4% compared to the quarter ended June 30, 2003.

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

    Maintenance revenues increased 25% and 24% for the quarter and six months ended September 30, 2003, respectively, over the comparable prior year periods primarily as a result of the additional maintenance revenue associated with Remedy and the continuing growth in the base of installed products and the processing capacity on which they run. Excluding the impact of Remedy revenues during the quarter and six months ended September 30, 2003, maintenance revenues increased 2% in each period over the comparable prior year periods. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. These discounts, combined with the reduced maintenance percentages for long-term contracts discussed above and the recent decline in our license revenues, have led to lower growth rates for our maintenance revenue excluding Remedy. Further declines in our license revenue and/or increased discounting could lead to declines in our maintenance revenues excluding Remedy. Historically, our maintenance renewal rates have been high, but economic and competitive pressures could cause customers to reduce their licensed capacity and therefore the capacity upon which our maintenance, enhancement and support fees are charged.

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

    Product Line Revenues

                                                      THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                         SEPTEMBER 30,                            SEPTEMBER 30,
                                                     ---------------------                   ---------------------
                                                       2002        2003         CHANGE          2002       2003          CHANGE
                                                     ---------   ---------     ---------     ---------   ---------     ----------
                                                         (IN MILLIONS)                           (IN MILLIONS)
Enterprise Data Management:
  Mainframe Data Management ......................   $   100.4   $    90.6          (9.8)%   $   201.7   $   173.5         (14.0)%
  Distributed Systems Data Management ............        26.6        28.1           5.6%         62.1        54.0         (13.0)%
                                                     ---------   ---------                   ---------   ---------
                                                         127.0       118.7          (6.5)%       263.8       227.5         (13.8)%
Enterprise Systems Management:
  PATROL .........................................        60.2        67.3          11.8%        125.0       129.0           3.2%
  MAINVIEW .......................................        44.9        31.5         (29.8)%        85.3        62.3         (27.0)%
  Scheduling & Output Management .................        31.8        31.7          (0.3)%        64.5        62.6          (2.9)%
                                                     ---------   ---------                   ---------   ---------
                                                         136.9       130.5          (4.7)%       274.8       253.9          (7.6)%

  Security .......................................         6.2         6.3           1.6%         17.0        13.9         (18.2)%
  Other ..........................................         1.2         0.2         (83.3)%         1.4         0.9         (35.7)%
                                                     ---------   ---------                   ---------   ---------



  Remedy .........................................          --        57.2            --            --       107.8            --
                                                     ---------   ---------                   ---------   ---------

         Total license & maintenance revenues ....   $   271.3   $   312.9          15.3%    $   557.0   $   604.0           8.4%
                                                     =========   =========                   =========   =========


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

    Our Enterprise Data Management solutions combined represented 47% and 38% of our total software revenues for the quarters ended September 30, 2002 and 2003, respectively, and 47% and 38% for the six months ended September 30, 2002 and 2003, respectively. Total software revenues for this group declined 7% and 14%, respectively, in the quarter and six months ended September 30, 2003, from the same periods in the prior year. The overall decrease in both periods was primarily related to license revenue declines for the mainframe data management products. For the quarter ended September 30, 2003, license and maintenance revenues increased for the distributed systems products. This license revenue increase is primarily the result of increased revenues generated by our inside sales team. Despite this increase for the quarter, license revenues for the distributed systems products declined for the six-month period. Total revenues for the Enterprise Data Management solutions increased sequentially 9% compared to the quarter ended June 30, 2003. Our Enterprise Systems Management solutions combined contributed 50% and 42% of our total software revenues for the quarters ended September 30, 2002 and 2003, respectively, and 49% and 42% for the six months ended September 30, 2002 and 2003, respectively. Total software revenues for this group decreased 5% and 8%, respectively, in the quarter and six months ended September 30, 2003, from the same periods in the prior year. For the quarter and six months ended September 30, 2003, the primary contributor to the declines was the decrease in MAINVIEW license and maintenance revenues. The MAINVIEW decline more than offset increases in PATROL license and maintenance revenues for the quarter ended September 30, 2003. The PATROL license revenue growth is primarily the result of increased acceptance of the new version of PATROL and transactions generated as a result of our BSM strategy discussed above. For the six months ended September 30, 2003, declines in PATROL and Scheduling & Output Management license revenues, together with the MAINVIEW decline, more than offset increases in maintenance revenues for these two product lines. Total revenues for the Enterprise Systems Management solutions increased sequentially 6% compared to the quarter ended June 30, 2003. Our Security solutions contributed 2% of total software revenues for both of the quarters ended September 30, 2002 and 2003, and contributed 3% and 2% for the six months ended September 30, 2002 and 2003, respectively. Total software revenues for this group increased 2% and decreased 18% in the quarter and six months ended September 30, 2003, respectively, from the same periods in the prior year. Security license revenues declined in both periods while maintenance revenues increased in both periods. Total revenues for the Security solutions decreased sequentially 15% compared to the quarter ended June 30, 2003. We continue to make changes to improve the performance of this business. Our Remedy solutions contributed 18% of total software revenues for both the quarter and six months ended September 30, 2003. As the acquisition of Remedy was completed less than one year ago, comparisons to prior periods are not available. Total software revenues for Remedy increased 13% sequentially compared to the quarter ended June 30, 2003.

    Professional Services Revenues

    Professional services revenues, representing fees from implementation, integration and education services performed during the periods, increased 5% and 1% during the quarter and six months ended September 30, 2003, respectively, from the comparable prior year periods. Excluding the impact of Remedy revenues during the quarter and six months ended September 30, 2003, professional services revenues declined 11% and 16%, respectively. This decline is the result of our decreased license revenues, as this results in less demand for our implementation and integration services.

EXPENSES

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                             ---------------------                ---------------------
                                                               2002         2003      CHANGE        2002        2003       CHANGE
                                                             ---------   ---------   --------     ---------   ---------   --------
                                                                (IN MILLIONS)                         (IN MILLIONS)
Selling and marketing ....................................   $   112.8   $   140.2       24.3%    $   232.3   $   278.1       19.7%
Research, development and support ........................       112.4       147.1       30.9%        230.6       274.4       19.0%
Cost of professional services ............................        20.9        20.0       (4.3)%        42.3        39.0       (7.8)%
General and administrative ...............................        35.4        47.9       35.3%         71.4        85.2       19.3%
Amortization of acquired technology and intangibles ......        12.4        15.3       23.4%         24.8        30.9       24.6%
Merger-related costs and compensation charges and other ..         0.3          --     (100.0)%         0.8          --     (100.0)%
                                                             ---------   ---------                ---------   ---------

          Total operating expenses .......................   $   294.2   $   370.5       25.9%    $   602.2   $   707.6       17.5%
                                                             =========   =========                =========   =========

    Exit Activities and Related Costs

     During the quarter ended September 30, 2003, we implemented a plan to better align our cost structure with existing market conditions. This plan included the involuntary termination of approximately 740 employees during the quarter ended September 30, 2003. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. As a global enterprise, we have been expanding our operations for a number of years in attractive labor markets, including in our offices in India and Israel. Our plan to better align our cost structure with existing market conditions has, to an extent, accelerated our existing global expansion plans. The plan also includes exiting leases in certain locations around the world, reducing the square footage required to operate those locations and relocating those operations to lower cost facilities. These relocation efforts are expected to be completed in the quarter ending December 31, 2003. Charges for exit costs of $27.6 million were recorded for the quarter ended September 30, 2003 for employee severance and related costs and office relocations. Additionally, $6.8 million of incremental depreciation expense was recorded during the quarter related to the changes in estimated depreciable lives for leasehold improvements in locations to be exited and for certain information technology assets that will be eliminated as a result of the plan.

These changes in estimated lives reduced basic and diluted earnings per share for both the quarter and six months ended September 30, 2003, by $0.02 per share. The expenses related to the exit activities are reflected in the accompanying condensed consolidated statements of operations as follows:

                                                      SEVERANCE
                                                      & RELATED                    INCREMENTAL
                                                        COSTS        FACILITIES    DEPRECIATION      TOTAL
                                                     ------------   ------------   ------------   ------------
                                                                           (IN MILLIONS)
Selling and marketing expenses ...................   $       14.2   $        0.7   $        3.4   $       18.3
Research, development and support expenses .......            8.7             --            2.8           11.5
Cost of professional services ....................            2.2             --             --            2.2
General and administrative expenses ..............            1.8             --            0.6            2.4
                                                     ------------   ------------   ------------   ------------
          Total included in operating expenses ...   $       26.9   $        0.7   $        6.8   $       34.4
                                                     ============   ============   ============   ============

     We do not expect significant additional severance costs subsequent to September 30, 2003. The relocation of all facilities is expected to be completed by December 31, 2003, and related facilities costs of $68 million to $73 million are expected to be accrued in the quarter ending December 31, 2003. The amounts to be accrued represent the fair value of lease obligations after the respective facilities' cease-use dates, net of estimated sublease income that could be reasonably obtained in the future. Other than potential adjustments to lease accruals based on actual subleases entered in the future, we do not expect any significant additional charges subsequent to December 31, 2003. Upon completion of all activities under the plan, we expect annual operating expense savings of approximately $100 million to $120 million, beginning in the quarter ending March 31, 2004.

    As of September 30, 2003, $9.1 million of severance and facilities costs related to actions completed under the plan remained accrued for payment in future periods, as follows:

                                            BALANCE AT                                   BALANCE AT
                                             JUNE 30,      CHARGED TO                      SEPT. 30,
                                               2003         EXPENSE       PAID OUT          2003
                                           ------------   ------------   ------------    ------------
                                                                (IN MILLIONS)

Severance and related costs ............   $         --   $       26.9   $      (18.5)   $        8.4
Facilities costs .......................             --            0.7             --             0.7
                                           ------------   ------------   ------------    ------------
          Total accrual ................   $         --   $       27.6   $      (18.5)   $        9.1
                                           ============   ============   ============    ============

    Selling and Marketing

    Our selling and marketing expenses primarily include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Excluding the impact of costs related to the exit activities discussed above, selling and marketing expenses represented 39% and 37% of total revenues for the quarters ended September 30, 2002 and 2003, respectively, and 39% and 40% of total revenues for the six months ended September 30, 2002 and 2003, respectively. Excluding the impact of costs related to exit activities, selling and marketing expenses increased 8% and 12%, respectively, for the quarter and six months ended September 30, 2003, as compared to the prior year. Excluding the impact of the costs related to exit activities and Remedy expenses during the quarter and six months ended September 30, 2003, selling and marketing expenses decreased 8% and 4%, respectively. The declines in both periods are primarily related to decreased sales commissions and bonuses due to the revenue performance discussed above and reduced bad debt expense related to license billings.

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

    Research, development and support expenses were reduced in the quarters and six-month periods ended September 30, 2002 and 2003, by amounts capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." We capitalize our software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86, and amortize these costs over the products' estimated economic lives, which are typically three years. As discussed below, we revised the estimated economic lives for certain of our software products as of January 1, 2003.

    The following table summarizes the amounts capitalized and amortized during the three months and six months ended September 30, 2002 and 2003. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ----------------------------    ----------------------------
                                                                  2002             2003            2002             2003
                                                               ------------    ------------    ------------    ------------
                                                                                     (IN MILLIONS)
Software development and purchased software costs
    capitalized ............................................   $      (16.4)   $      (16.8)   $      (33.9)   $      (31.8)
Total amortization .........................................           17.2            32.4            39.9            55.6
                                                               ------------    ------------    ------------    ------------
    Net impact on research and development expense .........   $        0.8    $       15.6    $        6.0    $       23.8
                                                               ============    ============    ============    ============

Accelerated amortization included in total amortization
    above ..................................................   $        7.5    $        7.6    $       18.0    $        7.6

    As a result of the changes in market conditions and research and development headcount reductions during fiscal 2002 and 2003, we focused more on our core businesses during those years. As part of this effort, we reviewed our product portfolio during fiscal 2002 and fiscal 2003 and discontinued certain products. To the extent that there were any capitalized software development costs remaining on the balance sheet related to these products, we accelerated the amortization to write off these balances. The continued need to accelerate amortization to maintain our capitalized software costs at net realizable value, the results of the valuation performed for the Remedy acquisition that indicated a three-year life was appropriate for that acquired technology and changes in the average life cycles for certain of our software products caused us to evaluate the estimated economic lives for our internally developed software products. As a result of this evaluation, we revised the estimated economic lives of certain products as of January 1, 2003, such that most products will be amortized over an estimated life of three years. These changes in estimated economic lives resulted in an additional $11.1 million and $23.5 million of amortization expense in the quarter and six months ended September 30, 2003, respectively, and reduced basic and diluted earnings per share for the quarter and six months by $0.03 per share and $0.07 per share, respectively.

    Excluding the impact of costs related to the exit activities discussed above, research, development and support expenses represented 39% and 41% of total revenues for the quarters ended September 30, 2002 and 2003, respectively, and 39% and 41% of total revenues for the six months ended September 30, 2002 and 2003, respectively. Excluding the impact of costs related to exit activities, research, development and support expenses increased 21% and 14% in the three months and six months ended September 30, 2003, respectively, over the same periods in the prior year. Excluding the impact of the costs related to exit activities and Remedy expenses during the three months and six months ended September 30, 2003, research, development and support expenses increased 9% and 2%, respectively, primarily due to the net effect of the software cost capitalization and amortization described above, which more than offset reduced personnel costs.

Cost of Professional Services

    Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business. Excluding the impact of costs related to the exit activities discussed above, the cost of professional services represented 7% and 5% of total revenues for the quarters ended September 30, 2002 and 2003, respectively, and 7% and 6% of total revenues for the six months ended September 30, 2002 and 2003, respectively. Excluding the impact of costs related to exit activities, the cost of professional services decreased 15% and 13% during the quarter and six months ended September 30, 2003, respectively, from the comparable periods in the prior year. Excluding the impact of the costs related to exit activities and Remedy expenses during the quarter and six months ended September 30, 2003, cost of professional services declined 28% and 25%, respectively. The decreases resulted primarily from headcount reductions as a result of the decline in professional services revenues.

    General and Administrative

    General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, IT, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects, insurance and bad debt expense related to maintenance billings. Excluding the impact of costs related to the exit activities discussed above, general and administrative expenses represented 12% and 14% of total revenues in the quarters ended September 30, 2002 and 2003, respectively, and 12% and 13% of total revenues for the six months ended September 30, 2002 and 2003, respectively. Excluding the impact of costs related to exit activities, these expenses increased 29% and 16%, respectively, for the quarter and six months ended September 30, 2003, compared to the same periods in the prior year. Excluding the impact of costs related to exit activities and Remedy expenses during the quarter and six months ended September 30, 2003, general and administrative expenses increased 15% and 4%, respectively. These increases included higher consulting fees, primarily related to an ongoing infrastructure software implementation, legal fees and currency losses which offset decreased personnel costs.

     Amortization of Acquired Technology and Intangibles

     Under the purchase accounting method for certain of our acquisitions, portions of the purchase prices were allocated to acquired software and other intangible assets. We are amortizing these intangibles over three-year periods, which reflect the estimated useful lives of the respective assets. The increases in amortization expense for the quarter and six months ended September 30, 2003, relates to the additional intangibles being amortized as a result of the Remedy and IT Masters acquisitions during the quarters ended December 31, 2002 and March 31, 2003, respectively, which more than offset the decrease in amortization expense related to intangibles that have recently become fully amortized.

     Merger-Related Costs and Compensation Charges and Other

     For the six months ended September 30, 2002, merger-related costs and compensation charges and other primarily included compensation expense related to the vesting of common stock issued as part of the Evity acquisition to certain Evity shareholders who we employed after the acquisition. Vesting was completed during that period.

OTHER INCOME, NET

     Other income, net consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables, rental income on owned facilities and gains and losses on marketable securities and other investments. For the quarter and six months ended September 30, 2003, other income, net was $17.8 million and $38.6 million, respectively, reflecting an increase of $0.7 million and $12.0 million from the same periods of fiscal 2003. The increase in other income, net for the six months is primarily due to a $6.3 million write-off of marketable securities in the prior year, and the gain on the licensing of our PATROL Storage Manager product to EMC Corporation during the quarter ended June 30, 2003.

INCOME TAX PROVISION (BENEFIT)

     For the quarter and six months ended September 30, 2003, our income tax benefit was $5.7 million and $6.0 million, respectively, compared to income tax expense of $4.0 million and $5.5 million for the same periods in the prior year. Our effective tax rate was 30% and 24%, respectively, for the quarter and six months ended September 30, 2003 compared to 28% and 26% for the comparable prior year periods. The effective tax rate for the quarter and six months ended September 30, 2003 is impacted primarily by the recognition of deferred taxes on current year foreign earnings, the research credit and tax exempt interest income.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period ending after December 15, 2003. We are in the process of evaluating the implications of FIN 46 to variable interest entities with which we have involvement. We believe that adoption of FIN 46 will not have a material effect on our consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2003, our cash, cash equivalents and marketable securities were $1,039.5 million, an increase of $24.2 million from the March 31, 2003 balance primarily as a result of positive operating cash flow. Of the cash, cash equivalents and marketable securities at September 30, 2003, $707.4 million is held in international locations and was largely generated from our international operations. U.S. income taxes have not been recorded on the majority of the earnings generated by our international operations. These earnings would be subject to U.S. income tax if repatriated to the United States. The potential related deferred tax liability for these earnings is approximately $251.0 million; however, we have not provided a deferred tax liability on this portion of these earnings as we currently plan to utilize this cash in international locations for foreign investment purposes.

    Our working capital as of September 30, 2003, was $225.6 million, reflecting a decrease from the March 31, 2003 balance of $259.4 million. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year, and while typically yielding greater returns, investing in such securities reduces reported working capital. Our marketable securities are primarily investment grade and highly liquid. Stockholders' equity as of September 30, 2003, was $1.3 billion.

    We continue to finance our operations primarily through funds generated from operations. For the six months ended September 30, 2003, net cash provided by operating activities was $158.1 million. Our primary source of cash is the sale of our software licenses, software maintenance and professional services.

    We provide financing on a portion of these sales transactions to customers that meet our specified standards of creditworthiness. Our practice of providing financing at reasonable interest rates enhances our competitive position. We participate in established programs with third-party financial institutions to securitize or sell a significant portion of our finance receivables, enabling us to collect cash sooner and reduce credit risk. For a detailed discussion of these programs, see the Liquidity and Capital Resources section of our Annual Report on Form 10-K. During the six months ended September 30, 2002 and 2003, we transferred $244.7 million and $112.4 million, respectively, of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis without a negative cash flow impact.

    To meet the needs of our customers we have been providing more licensing options, and this increased focus on flexibility may lead to more customer transactions where cash payments will be received over time. Recent shifts in various market factors have made the transfer of certain of our finance receivables more difficult and/or less cost effective, including changes in the overall capacity of the market for such receivables, in customers' credit quality, in the credit risk that third-party financial institutions are willing to accept and in the documentation requirements of the third-party financial institutions. These factors may impact our ability to transfer finance receivables in the future. We considered these shifts in our annual cash flow from operations guidance for fiscal 2004.

    Net cash used in investing activities for the six months ended September 30, 2003 was $189.1 million, primarily for the purchase of marketable securities during the period. Net cash used in financing activities for the six months ended September 30, 2003 was $81.0 million, which primarily related to purchases of our common stock. On April 24, 2000, our board of directors authorized the purchase of up to $500.0 million in common stock, and on July 30, 2002, they authorized the purchase of an additional $500.0 million. During the six months ended September 30, 2003, we purchased 5.7 million shares for $90.0 million. Since the inception of the repurchase plan, we have purchased 35.4 million shares for $611.8 million. We plan to continue to buy our common stock during fiscal 2004, subject to market conditions and other possible uses of our cash.

    During the six months ended September 30, 2003, we entered various operating leases for facilities around the world, as discussed above under Exit Activities and Related Costs, and a 48-month capital lease for computer hardware. The $4.2 million current portion of the obligation for the capital lease is reflected in the accompanying condensed consolidated balance sheet as of September 30, 2003 as an accrued liability, and the $12.5 million long-term portion of the obligation is reflected as an other long-term liability. Payments due under the operating leases entered during the quarter are $1.2 million in fiscal 2004, $6.5 million in fiscal 2005, $7.3 million in fiscal 2006, $7.5 million in fiscal 2007, $7.3 million in fiscal 2008 and $8.4 million in fiscal 2009 and beyond.

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

    Our revenue is difficult to forecast and is likely to fluctuate from quarter to quarter due to many factors outside of our control. In addition, a significant amount of our license transactions are completed during the final weeks and days of the quarter, and therefore we generally do not know whether revenues, earnings, cash flows and/or changes to the deferred license revenue balances will have met expectations until the first few days of the following quarter. Any significant revenue shortfall or lowered forecasts could cause our stock price to decline substantially. Factors that could affect our financial results include, but are not limited to:

    o the possibility that our customers may defer or limit purchases as a result of reduced information technology budgets, reduced data processing capacity demand or the current uncertain economic and industry conditions;

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

    o the possibility that our customers may demand more license transactions that require revenues to be deferred or recognized ratably over time rather than upfront and that we may not accurately forecast the mix of license transactions;

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

    Investors should not rely on the results of prior periods as an indication of our future performance. Our operating expense levels are based, in significant part, on our expectations of future revenue. If we have a shortfall in revenue in any given quarter, we will not be able to reduce our operating expenses for that quarter proportionally in response. Therefore, any significant shortfall in revenue will likely have an immediate adverse effect on our operating results for that quarter.

DECREASING DEMAND FOR ENTERPRISE LICENSE TRANSACTIONS COULD ADVERSELY AFFECT REVENUES.

    Fees from enterprise license transactions have historically been a fundamental component of our revenues. These revenues depend on our customers planning to grow their computer processing capacity and continuing to perceive an increasing need to use our existing software products on substantially greater processing capacity in future periods. Prior to 2000, we licensed many of our larger customers to operate our mainframe products on significant levels of processing capacity in excess of their then current mainframe processing capacity. During the past several years, we also entered into many enterprise license agreements with our larger customers to operate our distributed systems products on significant levels of processing capacity in excess of their then current distributed processing capacity. These customers may elect not to license our products for additional processing capacity until their actual processing capacity or expected future processing capacity exceeds the capacity they have already licensed from us. Demand for data processing capacity is correlated to overall economic activity, and the recent uncertain economic environment has reduced customers' expectations of future capacity growth, thus lessening demand for licensing excess processing capacity in anticipation of future growth. In the past, customers tended to renew their enterprise license agreements prior to their expiration. Recent experience indicates that some customers renew early while other customers continue to operate under their existing capacity. Sustained sluggishness in IT and capital spending can result in customers engaging in contract renewal discussions later than we anticipate. These factors make it difficult to anticipate the size and timing of renewals of enterprise licenses. If our customers who have entered into multi-year capacity-based licenses for excess processing capacity do not increase their processing capacity beyond the levels previously licensed from us or license additional processing capacity in anticipation of future growth, then our license revenues may not grow and our earnings could be adversely affected.

WE MAY HAVE DIFFICULTY ACHIEVING OUR CASH FLOW FROM OPERATIONS GOAL.

    Our quarterly cash flow is and has been volatile. If our cash generated from operations proved in some future period to be materially less than the market expects, the market price of our common stock could decline. To meet the needs of our customers, we have been providing more licensing options, and this increased focus on flexibility may lead to more contracts that will be recognized ratably versus upfront and where cash payments may be received over time versus upfront. Factors that could adversely affect our cash flow from operations in the future include: reduced net earnings; increased time required for the collection of accounts receivable; an increase in uncollectible accounts receivable; a significant shift from multi-year committed contracts to short-term contracts; a reduced ability to transfer finance receivables to third parties and thus increased financing provided by us; an increase in contracts where expenses such as sales commissions are paid upfront but payments from customers are collected over time; reduced renewal rates for maintenance; and a reduced yield from marketable securities and cash and cash equivalents balances.

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

OUR RESTRUCTURING INITIATIVES MAY NOT ACHIEVE OUR DESIRED RESULTS AND, IF UNSUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.

    We have recently implemented a restructuring plan and have revised our fiscal year targets for expenses and cash flow from operations to reflect the effects of this restructuring. Our plan involves reducing our workforce and moving into lower cost facilities in some of our locations. Although we have made efforts to minimize the impact on quota-carrying sales representatives, the workforce reductions have included some employees directly responsible for sales, which may affect our ability to close future revenue transactions with our customers and prospects. The failure to retain and effectively manage our remaining employees and hire and train international employees could impact our development efforts and the quality of our products, delay the delivery of new products or product updates and affect customer service. In addition, to achieve our estimates of expense savings from our restructuring plan, we must successfully exit multiple leased facilities in a short time period. We may not be able to exit existing high cost facilities, locate alternative lower cost facilities and move into new facilities in a timely manner. If we are unable to achieve the desired results of our restructuring plan, we may fall short of our revised financial expectations. It is also possible that additional restructuring activity may be required for us to achieve our profitability objectives.

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

INTENSE COMPETITION AND PRICING PRESSURES COULD ADVERSELY AFFECT OUR EARNINGS.

    The market for systems management software is highly competitive. We compete with a variety of software vendors including IBM, Hewlett Packard (HP), Computer Associates (CA) and a number of smaller software vendors. We derived a significant portion of our total revenues in fiscal 2003 from software products for IBM and IBM-compatible mainframe computers. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM continues to invest in the IMS and DB2 utility market. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business would be materially adversely affected. As a large hardware vendor and outsourcer of IT services, IBM has the ability to bundle its other goods and services with its software and offer packaged solutions to customers which could result in increased pricing pressure. To date, our solutions have competed well against IBM's because we have developed advanced automation and artificial intelligence features and our utilities have maintained a speed advantage. In addition, we believe that because we provide enterprise management solutions across multiple platforms we are better positioned to provide customers with comprehensive management solutions for their complex multi-vendor IT environments than integrated hardware and software companies like IBM. CA is also competing with us in these markets. Competition has led to increased pricing pressures within the mainframe software markets. We continue to reduce the cost to our customers of our mainframe tools and utilities in response to such competitive pressures. Although to date we have not experienced significant competition from Microsoft, their dominant position in the operating system market makes them capable of exerting competitive pressure in the systems management market as well. We also face competition from several niche software vendors, particularly for our distributed systems product lines. In addition, the software industry is experiencing continued consolidation. There is a risk that some of our competitors may combine and consolidate market positions or combine technology, making them stronger competitors.

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

FUTURE PRODUCT DEVELOPMENT IS DEPENDENT UPON ACCESS TO THIRD-PARTY SOURCE CODE.

    In the past, licensees using proprietary operating systems were furnished with "source code," which makes the operating system generally understandable to programmers, and "object code," which directly controls the hardware and other technical documentation. Since the availability of source code facilitated the development of systems and applications software which must interface with the operating systems, independent software vendors such as BMC Software were able to develop and market compatible software. IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition and operating results.

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

    o our systems integrators and value-added resellers may also offer competitive products and services and as such, may not give priority to the marketing of our products and services as compared to our competitors' products; and

    o we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities.

CHANGES IN PRICING PRACTICES COULD ADVERSELY AFFECT REVENUES AND EARNINGS.

    We may choose to make changes to our product packaging, pricing or licensing programs in response to competition or customer demands or as a means to differentiate our product offerings. If made, such changes may have a material adverse impact on revenues or earnings.

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

    We have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with BMC Software. In accounting for our stock option grants using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, we recognize no compensation cost because the exercise price of options granted is equal to the market value of our common stock on the date of grant. The Financial Accounting Standards Board
(FASB) is currently considering changes to US generally accepted accounting principles that, if implemented, would require us to record charges to earnings for employee stock option grants, which would negatively impact our earnings. For example, as disclosed in Note (4) to the accompanying Condensed Consolidated Financial Statements, recording charges for employee stock options using the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation" would have reduced net earnings by $21.3 million and $18.1 million for the quarters ended September 30, 2002 and 2003, respectively and by $37.9 million and $43.6 million for the six months ended September 30, 2002 and 2003, respectively. In addition, new regulations adopted by The New York Stock Exchange requiring stockholder approval for all stock option plans as well as new regulations prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or costly to grant options and/or other stock-based compensation to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially adversely affect our business.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    As of September 30, 2003, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the Company's principal executive officer and principal financial officer believe that:

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On January 29, 2003, we filed a complaint against NetIQ Corporation (NetIQ) in the United States District Court of the Southern District of Texas, Houston Division, alleging that one or more of NetIQ's software products and their use infringe a valid U.S. patent and that Net IQ infringed one or more trademarks held by us. On August 22, 2003, the Court ordered the case stayed pending arbitration. On September 18, 2003, we filed a Statement of Claim with the American Arbitration Association asserting our claims of patent infringement, subject to our objections to the arbitration proceeding. BMC Software seeks to enjoin NetIQ's current and future infringement of our patent and to recover compensatory damages and enhanced damages, interest, costs and fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At BMC Software's Annual Meeting of Stockholders held on August 21, 2003 the following proposals were adopted by the margins indicated.


                                                       NUMBER OF SHARES
                                              VOTED FOR                  WITHHELD
                                            -------------            ----------------

1. To elect nine directors
of the Company, each to serve
until the next annual meeting
or until his/her respective
successor has been duly
elected and qualified.

         B. Garland Cupp                    186,182,915                 9,691,932
         Robert E. Beauchamp                192,500,567                 3,374,279
         Jon E. Barfield                    189,950,368                 5,924,479
         John W. Barter                     189,963,157                 5,911,690
         Meldon K. Gafner                   186,178,030                 9,696,817
         L. W. Gray                         186,668,194                 9,206,653
         Kathleen A. O'Neil                 189,229,985                 6,644,861
         George F. Raymond                  190,418,117                 5,456,730
         Tom C. Tinsley                     186,673,381                 9,201,466


                                                        NUMBER OF SHARES
                                      VOTED FOR           VOTED AGAINST         ABSTAIN
                                      ---------           -------------         -------
2. To ratify the Board of
Directors' appointment of
Ernst & Young LLP as the
Company's independent
auditors for the year ending
March 31, 2004.                     190,089,898              4,598,033         1,186,915


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        10.1   BMC Software, Inc. Deferred Compensation Plan for Outside
               Directors.

        31.1 Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

        32.2 Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

   (b) Reports on Form 8-K.

       On July 7, 2003, BMC Software filed a Current Report on Form 8-K, dated July 7, 2003, furnishing under Item 9 (pursuant to Item 12) its news release to report its preliminary financial results for the quarter ended June 30, 2003, and reporting under Item 9 the conference call scheduled to discuss its preliminary financial results for the quarter ended June 30, 2003.

       On July 28, 2003, BMC Software filed a Current Report on Form 8-K, dated July 28, 2003, furnishing under Item 9 (pursuant to Item 12) its news release to report its historical financial results for the quarter ended June 30, 2003, and reporting under Item 9 the conference call scheduled to discuss its historical financial results for the quarter ended June 30, 2003 and its financial guidance for fiscal 2004.

       On August 1, 2003, BMC Software filed a Current Report on Form 8-K/A, dated August 1, 2003, amending its Current Report on Form 8-K dated as of November 20, 2002, which was originally filed with the Securities and Exchange Commission ("SEC") on December 4, 2002 and was amended by Amendment No. 1 filed with the SEC on February 14, 2003, to amend and restate unaudited historical financial statements and related notes for Remedy as of September 30, 2002 and for the six months then ended, and pro forma financial information of BMC after giving effect to the acquisition of Remedy, that were previously filed in Amendment No. 1 to BMC's Current Report on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BMC SOFTWARE, INC.


                              By:           /s/ Robert E. Beauchamp
                                   ---------------------------------------------
                                               Robert E. Beauchamp
                                      President and Chief Executive Officer
November 13, 2003


                              By:                   /s/ John W. Cox
                                   ---------------------------------------------
                                                      John W. Cox
                                     Vice President, Chief Financial Officer and
                                                Chief Accounting Officer
November 13, 2003

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

  10.1         BMC Software, Inc. Deferred Compensation Plan for Outside
               Directors.

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