Form 10-Q
period 2003-12-31
BMC SOFTWARE INC
filed 2004-02-17
CIK 835729

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         As of February 10, 2004, there were outstanding 225,136,225 shares of Common Stock, par value $.01, of the registrant.

================================================================================

                       BMC SOFTWARE, INC. AND SUBSIDIARIES
                         QUARTER ENDED DECEMBER 31, 2003

                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                 Condensed Consolidated Balance Sheets as of March 31, 2003 and
                   December 31, 2003 (Unaudited)...........................................      3
                 Condensed Consolidated Statements of Operations and Comprehensive
                   Income (Loss) for the three months and nine months ended December 31,
                   2002 and 2003 (Unaudited)...............................................      4
                 Condensed Consolidated Statements of Cash Flows for the nine
                   months ended December 31, 2002 and 2003 (Unaudited).....................      5
                 Notes to Condensed Consolidated Financial Statements (Unaudited)..........      6

Item 2.       Management's Discussion and Analysis of Results of Operations and
                 Financial Condition.......................................................     11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk...................     27

Item 4.       Controls and Procedures......................................................     27

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings............................................................     27

Item 6.       Exhibits and Reports on Form 8-K.............................................     28

              Signatures...................................................................     29

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                 MARCH 31,   DECEMBER 31,
                                                                   2003          2003
                                                                   ----          ----
                                                                             (UNAUDITED)
                            ASSETS

Current assets:
  Cash and cash equivalents..................................   $     500.1  $     444.2
  Marketable securities......................................         151.7        319.0
  Trade accounts receivable, net.............................         186.4        152.8
  Current trade finance receivables, net.....................         154.4        136.8
  Other current assets.......................................         105.6        111.7
                                                                -----------  -----------
         Total current assets................................       1,098.2      1,164.5
Property and equipment, net..................................         408.4        385.2
Software development costs and related assets, net...........         192.7        152.7
Long-term marketable securities..............................         363.5        301.7
Long-term trade finance receivables, net.....................         175.9        189.9
Acquired technology, net.....................................         117.1         83.4
Goodwill, net................................................         353.4        356.6
Intangible assets, net.......................................          57.4         47.8
Other long-term assets.......................................          78.9        104.2
                                                                -----------  -----------
                                                                $   2,845.5  $   2,786.0
                                                                ===========  ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable.....................................   $      52.2  $      33.0
  Accrued liabilities........................................         225.0        238.0
  Current portion of deferred revenue........................         561.6        596.5
                                                                -----------  -----------
         Total current liabilities...........................         838.8        867.5
Long-term deferred revenue...................................         607.1        630.2
Other long-term liabilities..................................          16.2         72.6
                                                                -----------  -----------
         Total liabilities...................................       1,462.1      1,570.3
Commitments and contingencies
Stockholders' equity:
  Preferred stock............................................            --           --
  Common stock...............................................           2.5          2.5
  Additional paid-in capital.................................         537.0        537.2
  Retained earnings..........................................       1,143.9      1,075.6
  Accumulated other comprehensive income (loss)..............          (7.7)        (6.2)
                                                                -----------  -----------
                                                                    1,675.7      1,609.1
  Less treasury stock, at cost...............................        (290.1)      (392.7)
  Less unearned portion of restricted stock compensation.....          (2.2)        (0.7)
                                                                -----------  -----------
         Total stockholders' equity..........................       1,383.4      1,215.7
                                                                -----------  -----------
                                                                $   2,845.5  $   2,786.0
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

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                            DECEMBER 31,             DECEMBER 31,
                                                                       --------------------     ----------------------
                                                                          2002        2003         2002        2003
                                                                       ---------   ---------    ----------  ----------
  Revenues:
    License....................................................        $  168.5    $  162.6     $   424.9   $   394.9
    Maintenance................................................           159.1       190.4         459.7       562.1
    Professional services......................................            22.0        21.8          61.4        61.6
                                                                       --------    --------     ---------   ---------
          Total revenues.......................................           349.6       374.8         946.0     1,018.6
                                                                       --------    --------     ---------   ---------
Operating expenses:
  Selling and marketing expenses...............................           129.4       177.4         361.6       455.5
  Research, development and support expenses...................           120.5       177.5         351.1       451.9
  Cost of professional services................................            22.3        19.9          64.6        58.9
  General and administrative expenses..........................            41.1        46.9         112.5       132.2
  Acquired research and development............................            12.0          --          12.0          --
  Amortization of acquired technology and intangibles..........            17.8        14.5          42.6        45.4
  Merger-related costs and compensation charges and other......            (0.3)         --           0.5          --
                                                                       --------    --------     ---------   ---------
          Total operating expenses.............................           342.8       436.2         944.9     1,143.9
                                                                       --------    --------     ---------   ---------
          Operating income (loss)..............................             6.8       (61.4)          1.1      (125.3)
Interest and other income, net.................................            16.1        16.3          49.0        54.7
Gain (loss) on marketable securities and other investments.....            (4.4)        0.7         (10.7)        0.9
                                                                       --------    --------     ---------   ---------
          Other income, net....................................            11.7        17.0          38.3        55.6
                                                                       --------    --------     ---------   ---------
          Earnings (loss) before income taxes..................            18.5       (44.4)         39.4       (69.7)
Income tax provision (benefit).................................             6.4          --          12.0        (6.0)
                                                                       --------    --------     ---------   ---------
          Net earnings (loss)..................................        $   12.1    $  (44.4)    $    27.4   $   (63.7)
                                                                       ========    ========     =========   =========
Basic earnings (loss) per share................................        $   0.05    $  (0.20)    $    0.12   $   (0.28)
                                                                       ========    ========     =========   =========
Diluted earnings (loss) per share..............................        $   0.05    $  (0.20)    $    0.11   $   (0.28)
                                                                       ========    ========     =========   =========
Shares used in computing basic earnings (loss) per share.......           234.6       225.5         238.2       227.4
                                                                       ========    ========     =========   =========
Shares used in computing diluted earnings (loss) per share.....           235.5       225.5         239.3       227.4
                                                                       ========    ========     =========   =========

Comprehensive income (loss):
  Net earnings (loss)..........................................        $   12.1    $  (44.4)    $    27.4   $   (63.7)

  Foreign currency translation adjustment......................             2.7          --          (7.5)        7.4

  Unrealized gain (loss) on securities available for sale:
     Unrealized gain (loss), net of taxes of $6.5, $1.5, $7.2
       and $2.4................................................            12.0        (2.8)         13.3        (4.5)
     Realized (gain) loss included in net earnings (loss), net
       of taxes of $0, $0.1, $0.5 and $0.2.....................              --        (0.1)          1.0        (0.2)
                                                                       --------    --------     ---------   ---------
                                                                           12.0        (2.9)         14.3        (4.7)

  Unrealized gain (loss) on derivative instruments:
     Unrealized loss, net of taxes of $0.4, $0.8, $2.4 and $1.9            (0.8)       (1.4)         (4.5)       (3.5)
     Realized loss included in net earnings (loss), net of
       taxes of $0.6, $0.6, $1.3 and $1.3......................             1.1         1.1           2.5         2.4
                                                                       --------    --------     ---------   ---------
                                                                            0.3        (0.3)         (2.0)       (1.1)
                                                                       --------    --------     ---------   ---------
          Comprehensive income (loss)..........................        $   27.1    $  (47.6)    $    32.2   $   (62.1)
                                                                       ========    ========     =========   =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         2002       2003
                                                                       --------   --------
Cash flows from operating activities:
  Net earnings (loss)...............................................   $  27.4    $ (63.7)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Accrued exit costs.............................................      (1.3)      78.0
     Acquired research & development and merger-related costs
      & compensation charges........................................      12.6         --
     Depreciation and amortization..................................     171.6      198.9
     Impairment of technology assets and investments................       4.5         --
     (Gain) loss on marketable securities and other investments.....       6.2       (0.9)
     Earned portion of restricted stock compensation................       2.0        1.5
     (Decrease) increase in finance receivables.....................    (101.1)       3.1
     Increase (decrease) in payables to third-party financing
      institutions for finance receivables..........................      28.8      (28.1)
     Net change in income taxes receivable..........................      53.0        0.7
     Net change in trade receivables, payables, deferred revenue and
      other components of working capital...........................     176.4       42.9
                                                                       -------    -------
          Net cash provided by operating activities.................     380.1      232.4
                                                                       -------    -------
Cash flows from investing activities:
  Debtor-in-possession financing provided to Peregrine Systems,
    Inc.............................................................     (53.8)        --
  Proceeds from debtor-in-possession financing provided to
     Peregrine Systems, Inc.........................................      53.8         --
  Cash paid for technology acquisitions and other investments,
    net of cash acquired............................................    (366.1)      (9.0)
  Adjustment of cash paid for Remedy acquisition....................        --        7.2
  Return of capital for cost-basis investments......................       0.7        0.1
  Proceeds from sale of technology..................................        --        2.0
  Purchases of marketable securities................................    (123.6)    (273.9)
  Maturities of/proceeds from sales of marketable securities........     297.3      160.3
  Purchases of property and equipment...............................     (16.1)     (31.8)
  Capitalization of software development costs and related assets...     (66.3)     (38.3)
                                                                       -------    -------
          Net cash used in investing activities.....................    (274.1)    (183.4)
                                                                       -------    -------
Cash flows from financing activities:
  Payments on capital leases........................................       --        (2.2)
  Stock options exercised and other.................................      19.6       13.1
  Treasury stock acquired...........................................    (158.8)    (120.1)
                                                                       -------    -------
          Net cash used in financing activities.....................    (139.2)    (109.2)
                                                                       -------    -------
Effect of exchange rate changes on cash.............................      (9.6)       4.3
                                                                       -------    -------
Net change in cash and cash equivalents.............................     (42.8)     (55.9)
Cash and cash equivalents, beginning of period......................     330.0      500.1
                                                                       -------    -------
Cash and cash equivalents, end of period............................   $ 287.2    $ 444.2
                                                                       =======    =======

Supplemental disclosure of cash flow information:
  Cash paid (refunded) for income taxes.............................   $ (48.2)   $   2.6
  Liabilities assumed in acquisitions...............................   $  69.3    $    --
  Capital lease obligation for computer hardware....................   $    --    $  16.7

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       BMC SOFTWARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of BMC Software, Inc. and its majority-owned subsidiaries (collectively, the Company or BMC). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to provide comparability among the periods presented.

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

(2)      EARNINGS (LOSS) PER SHARE

         Basic earnings per share (EPS) is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three-month periods ended December 31, 2002 and 2003, the treasury stock method effect of 29.5 million and 27.8 million weighted options, respectively, has been excluded from the calculation of diluted EPS as they are anti-dilutive. For the nine-month periods ended December 31, 2002 and 2003, the treasury stock method effect of 30.3 million and 28.9 million weighted options, respectively, has been excluded from the calculation of diluted EPS as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months and nine months ended December 31, 2002 and 2003:

                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            DECEMBER 31,         DECEMBER 31,
                                                         ------------------   ------------------
                                                           2002      2003       2002      2003
                                                         -------   --------   -------   --------
                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
Basic earnings (loss) per share:
  Net earnings (loss).................................   $  12.1   $ (44.4)   $  27.4   $ (63.7)
                                                         -------   -------    -------   -------
  Weighted average number of common shares............     234.6     225.5      238.2     227.4
                                                         -------   -------    -------   -------
  Basic earnings (loss) per share.....................   $  0.05   $ (0.20)   $  0.12   $ (0.28)
                                                         =======   =======    =======   =======

Diluted earnings (loss) per share:
  Net earnings (loss).................................   $  12.1   $ (44.4)   $  27.4   $ (63.7)
                                                         -------   -------    -------   -------
  Weighted average number of common shares............     234.6     225.5      238.2     227.4
  Incremental shares from assumed conversions of stock
        options and other.............................       0.9        --        1.1        --
                                                         -------   -------    -------   -------
  Adjusted weighted average number of common shares...     235.5     225.5      239.3     227.4
                                                         -------   -------    -------   -------
  Diluted earnings (loss) per share...................   $  0.05   $ (0.20)   $  0.11   $ (0.28)
                                                         =======   =======    =======   =======

(3)      SEGMENT REPORTING

         In the quarter ended June 30, 2003, BMC's management changed the way it was reviewing the results of the Company's software business and began reviewing those results by the following product categories: Enterprise Data Management
(EDM) Software, including the Mainframe Data Management and Distributed Systems Data Management product lines; Enterprise Systems Management (ESM) Software, which includes the PATROL(R), MAINVIEW(R) and Scheduling & Output Management product lines; Security; Other Software and Remedy(R). Though the EDM and ESM product categories include the various product lines above, profitability is measured at the product category level. In addition to these software segments, the BMC professional services business is also considered a separate segment. Remedy's professional services business is included in the Remedy results. Through March 31, 2003, BMC's management reviewed the results of the Company's software business by different product categories. The amounts reported below for the three months and nine months ended December 31, 2002 and 2003, reflect this change in the composition of the Company's business segments.

         For the EDM, ESM and BMC professional services segments, segment performance is measured based on contribution margin, reflecting only the direct controllable expenses of the segments. Segment performance for the Security segment is measured based on its direct controllable research and development (R&D) costs and the costs of the dedicated Security sales and services team in North America. As such, management's measure of profitability for these segments does not include allocation of indirect research and development and support expenses, the effect of software development cost capitalization and amortization, selling and marketing expenses other than for North America Security, general and administrative expenses, amortization of acquired technology and intangibles, one-time charges, other income, net, and income taxes. For the three months and nine months ended December 31, 2003, the indirect portion of R&D and support expenses, cost of professional services and selling and marketing expenses includes costs associated with the exit activities described in footnote (6), as these exit costs are not included in the measurement of segment performance. Effective with the Company's acquisition of Remedy on November 20, 2002, Remedy is operated as a separate business unit and therefore its performance is measured based on operating margin and does not include amortization of acquired technology and intangibles, other income, net, and income taxes. Remedy's costs represent the direct controllable costs of the business unit and do not include the costs of services performed by BMC on Remedy's behalf or allocations of corporate expenses. Assets and liabilities are not accounted for by segment.

                                              SOFTWARE, EXCLUDING REMEDY
                                           --------------------------------      BMC
                                                                             PROFESSIONAL  INDIRECT
                                             EDM     ESM   SECURITY  OTHER     SERVICES      COSTS    BMC    REMEDY  CONSOLIDATED
                                             ---     ---   --------  -----     --------      -----    ---    ------  ------------
                                                                               (IN MILLIONS)
QUARTER ENDED DECEMBER 31, 2002
Revenues:
   License............................     $ 77.1  $ 71.5   $  4.7   $  0.1     $   --     $    --   $153.4  $ 15.1     $168.5
   Maintenance........................       72.8    73.9      3.5      0.1         --          --    150.3     8.8      159.1
   Professional services..............         --      --       --       --       20.9          --     20.9     1.1       22.0
                                           ------  ------   ------   ------     ------     -------   ------  ------     ------
Total revenues........................      149.9   145.4      8.2      0.2       20.9          --    324.6    25.0      349.6
R&D and support expenses..............       28.0    53.5      7.5       --         --        26.5    115.5     5.0      120.5
Cost of services......................         --      --      1.5       --       19.9          --     21.4     0.9       22.3
                                           ------  ------   ------   ------     ------     -------   ------  ------     ------
                                            121.9    91.9     (0.8)     0.2        1.0       (26.5)   187.7    19.1      206.8
Selling and marketing expenses........         --      --      2.5       --         --       121.3    123.8     5.6      129.4
                                           ------  ------   ------   ------     ------     -------   ------  ------     ------
   Contribution margin................     $121.9  $ 91.9   $ (3.3)  $  0.2     $  1.0     $(147.8)    63.9    13.5       77.4
                                           ======  ======   ======   ======     ======     =======
General and administrative expenses...............................................................     37.3     3.8       41.1
                                                                                                     ------  ------     ------
   Operating margin...............................................................................   $ 26.6  $  9.7       36.3
                                                                                                     ======  ======
Amortization of acquired technology and intangibles................................................................       17.8
Merger-related costs and compensation charges and other............................................................       (0.3)
Acquired research and development..................................................................................       12.0
Other income, net..................................................................................................       11.7
                                                                                                                        ------
Consolidated earnings before taxes.................................................................................     $ 18.5
                                                                                                                        ======

                                              SOFTWARE, EXCLUDING REMEDY
                                           --------------------------------      BMC
                                                                             PROFESSIONAL  INDIRECT
                                             EDM     ESM   SECURITY  OTHER     SERVICES      COSTS    BMC     REMEDY  CONSOLIDATED
                                             ---     ---   --------  -----     --------      -----    ---     ------  ------------
                                                                               (IN MILLIONS)
QUARTER ENDED DECEMBER 31, 2003
Revenues:
   License............................     $ 61.0  $ 67.1   $  4.7   $  0.3     $   --     $    --   $133.1   $ 29.5     $162.6
   Maintenance........................       72.3    76.2      4.5      0.5         --          --    153.5     36.9      190.4
   Professional services..............         --      --       --       --       18.4          --     18.4      3.4       21.8
                                           ------  ------   ------   ------     ------     -------   ------   ------     ------
Total revenues........................      133.3   143.3      9.2      0.8       18.4          --    305.0     69.8      374.8
R&D and support expenses..............       25.6    42.0      7.4       --         --        89.8    164.8     12.7      177.5
Cost of services......................         --      --      1.1       --       15.9         0.3     17.3      2.6       19.9
                                           ------  ------   ------   ------     ------     -------   ------   ------     ------
                                            107.7   101.3      0.7      0.8        2.5       (90.1)   122.9     54.5      177.4
Selling and marketing expenses........         --      --      2.8       --         --       150.6    153.4     24.0      177.4
                                           ------  ------   ------   ------     ------     -------   ------   ------     ------
   Contribution margin................     $107.7  $101.3   $ (2.1)  $  0.8     $  2.5     $(240.7)   (30.5)    30.5        0.0
                                           ======  ======   ======   ======     ======     =======
General and administrative expenses...............................................................     41.1      5.8       46.9
                                                                                                     ------   ------     ------
   Operating margin...............................................................................   $(71.6)  $ 24.7      (46.9)
                                                                                                     ======   ======
Amortization of acquired technology and intangibles.................................................................       14.5
Merger-related costs and compensation charges and other.............................................................         --
Acquired research and development...................................................................................         --
Other income, net...................................................................................................       17.0
                                                                                                                         ------
Consolidated loss before taxes......................................................................................     $(44.4)
                                                                                                                         ======

                                              SOFTWARE, EXCLUDING REMEDY
                                           --------------------------------      BMC
                                                                             PROFESSIONAL  INDIRECT
                                             EDM     ESM   SECURITY  OTHER     SERVICES      COSTS    BMC    REMEDY  CONSOLIDATED
                                             ---     ---   --------  -----     --------      -----    ---    ------  ------------
                                                                               (IN MILLIONS)
NINE MONTHS ENDED DECEMBER 31, 2002
Revenues:
   License............................     $194.1  $200.3   $ 15.2   $  0.2     $   --     $    --   $409.8  $ 15.1     $424.9
   Maintenance........................      219.5   220.0     10.0      1.4         --          --    450.9     8.8      459.7
   Professional services..............         --      --       --       --       60.3          --     60.3     1.1       61.4
                                           ------  ------   ------   ------     ------     -------   ------  ------     ------
Total revenues........................      413.6   420.3     25.2      1.6       60.3          --    921.0    25.0      946.0
R&D and support expenses..............       86.0   162.2     20.2       --         --        77.7    346.1     5.0      351.1
Cost of services......................         --      --      3.6       --       60.1          --     63.7     0.9       64.6
                                           ------  ------   ------   ------     ------     -------   ------  ------     ------
                                            327.6   258.1      1.4      1.6        0.2       (77.7)   511.2    19.1      530.3
Selling and marketing expenses........         --      --      7.0       --         --       349.0    356.0     5.6      361.6
                                           ------  ------   ------   ------     ------     -------   ------  ------     ------
   Contribution margin................     $327.6  $258.1   $ (5.6)  $  1.6     $  0.2     $(426.7)   155.2    13.5      168.7
                                           ======  ======   ======   ======     ======     =======
General and administrative expenses...............................................................    108.7     3.8      112.5
                                                                                                     ------  ------     ------
   Operating margin...............................................................................   $ 46.5  $  9.7       56.2
                                                                                                     ======  ======
Amortization of acquired technology and intangibles................................................................       42.6
Merger-related costs and compensation charges and other............................................................        0.5
Acquired research and development..................................................................................       12.0
Other income, net..................................................................................................       38.3
                                                                                                                        ------
Consolidated earnings before taxes.................................................................................     $ 39.4
                                                                                                                        ======

                                           SOFTWARE, EXCLUDING REMEDY
                                        -----------------------------------      BMC
                                                                             PROFESSIONAL  INDIRECT
                                          EDM      ESM    SECURITY   OTHER     SERVICES      COSTS      BMC     REMEDY  CONSOLIDATED
                                          ---      ---    --------   -----     --------      -----      ---     ------  ------------
                                                                              (IN MILLIONS)
NINE MONTHS ENDED DECEMBER 31, 2003
Revenues:
   License....................          $ 142.1  $ 168.8  $  10.0   $   0.6    $    --     $    --   $ 321.5   $  73.4    $ 394.9
   Maintenance................            218.7    228.1     13.0       1.2         --          --     461.0     101.1      562.1
   Professional services......               --       --       --        --       51.6          --      51.6      10.0       61.6
                                        -------  -------  -------   -------    -------     -------   -------   -------    -------
Total revenues................            360.8    396.9     23.0       1.8       51.6          --     834.1     184.5    1,018.6
R&D and support expenses......             77.1    132.4     21.9        --         --       180.5     411.9      40.0      451.9
Cost of services..............               --       --      2.9        --       45.7         2.5      51.1       7.8       58.9
                                        -------  -------  -------   -------    -------     -------   -------   -------    -------
                                          283.7    264.5     (1.8)      1.8        5.9      (183.0)    371.1     136.7      507.8
Selling and marketing expenses               --       --      8.3        --         --       386.5     394.8      60.7      455.5
                                        -------  -------  -------   -------    -------     -------   -------   -------    -------
   Contribution margin........          $ 283.7  $ 264.5  $ (10.1)  $   1.8    $   5.9     $(569.5)    (23.7)     76.0       52.3
                                        =======  =======  =======   =======    =======     =======
General and administrative expenses................................................................    117.7      14.5      132.2
                                                                                                     -------   -------    -------
   Operating margin................................................................................  $(141.4)  $  61.5      (79.9)
                                                                                                     =======   =======
Amortization of acquired technology and intangibles...................................................................       45.4
Merger-related costs and compensation charges and other...............................................................         --
Acquired research and development.....................................................................................         --
Other income, net.....................................................................................................       55.6
                                                                                                                          -------
Consolidated loss before taxes........................................................................................    $ (69.7)
                                                                                                                          =======

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

         The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, which is generally the grant date, less the amount the grantee is required to pay to acquire the stock. Alternatively, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but rather, permits continued application of APB Opinion No. 25. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based employee compensation granted. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company's common stock on the date of grant, no compensation expense is recorded.

         For the three months ended December 31, 2002 and 2003, the Company recorded compensation expense of $0.7 million and $0.5 million, respectively, for restricted stock grants. For the nine months ended December 31, 2002 and 2003, the Company recorded compensation expense of $2.6 million and $1.5 million, respectively, for restricted stock grants. The expense for the nine months ended December 31, 2002 includes $0.6 million of merger-related compensation charges related to restricted shares issued as part of the Evity, Inc. acquisition. The Company was not required to record compensation expense for stock option grants and stock issued under the ESPP during the same periods.

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

                                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                         DECEMBER 31,          DECEMBER 31,
                                                                         ------------          ------------
                                                                       2002       2003       2002       2003
                                                                     --------   --------   --------   --------
                                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
Net earnings (loss):                                 As Reported..   $  12.1    $ (44.4)   $  27.4    $ (63.7)
  Add stock-based employee compensation expense
  included in net earnings (loss) as reported of
  $0.7, $0.5, $2.6 and $1.5, net of related tax
  effects                                                                0.5        0.5        2.0        1.2

  Deduct stock-based employee compensation expense
  determined under the fair value-based method for
  all awards, net of related tax effects                               (17.3)     (24.8)     (56.7)     (93.0)
                                                                     ---------  --------   --------   --------
                                                     Pro Forma....   $  (4.7)   $ (68.7)   $ (27.3)   $(155.5)

Basic earnings (loss) per share:                     As Reported..   $  0.05    $ (0.20)   $  0.12    $ (0.28)
                                                     Pro Forma....   $ (0.02)   $ (0.30)   $ (0.11)   $ (0.68)

Diluted earnings (loss) per share:                   As Reported..   $  0.05    $ (0.20)   $  0.11    $ (0.28)
                                                     Pro Forma....   $ (0.02)   $ (0.30)   $ (0.11)   $ (0.68)

(5)      GUARANTEES

         In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company's product warranties or to the provisions contained in the majority of the Company's software license agreements that indemnify licensees of the Company's software from damages and costs resulting from claims alleging that the Company's software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for payment under these provisions and has not been required to make material payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

(6)      EXIT ACTIVITIES AND RELATED COSTS

         During the quarter ended September 30, 2003, the Company implemented a plan to better align its cost structure with existing market conditions. This plan included the involuntary termination of approximately 785 employees during the six months ended December 31, 2003. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. As a global enterprise, the Company has been expanding its operations for a number of years in attractive labor markets, including in the Company's offices in India and Israel. The Company's plan to better align its cost structure with existing market conditions has, to an extent, accelerated its existing global expansion plans. The plan also included exiting leases in certain locations around the world, reducing the square footage required to operate those locations and relocating those operations to lower cost facilities. These relocation efforts were completed in the quarter ended December 31, 2003. Charges for exit costs of $82.1 million and $109.7 million were recorded for the quarter and nine months ended December 31, 2003, respectively, for employee severance and related costs and exited leases. Additionally, $7.5 million and $14.3 million of incremental depreciation expense was recorded during the quarter and nine months ended December 31, 2003, respectively, related to the changes in estimated depreciable lives for leasehold improvements in locations to be exited and for certain information technology assets that will be eliminated as a result of the plan. These changes in estimated lives reduced basic and diluted earnings per share by $0.03 and $0.05 for the quarter and nine months ended December 31, 2003, respectively. The expenses related to the exit activities are reflected in the accompanying condensed consolidated statements of operations as follows:

                                                        SEVERANCE
                                                        & RELATED                INCREMENTAL
                                                          COSTS     FACILITIES   DEPRECIATION    TOTAL
                                                          -----     ----------   ------------    -----
                                                                         (IN MILLIONS)
THREE MONTHS ENDED DECEMBER 31, 2003
Selling and marketing expenses.......................   $      3.4  $     32.1   $      1.7   $     37.2
Research, development and support expenses...........          2.1        42.6          5.6         50.3
Cost of professional services........................          0.3          --           --          0.3
General and administrative expenses..................          1.3         0.3          0.2          1.8
                                                        ----------  ----------   ----------   ----------
          Total included in operating expenses.......   $      7.1  $     75.0   $      7.5   $     89.6
                                                        ==========  ==========   ==========   ==========

                                                        SEVERANCE
                                                        & RELATED                INCREMENTAL
                                                          COSTS     FACILITIES   DEPRECIATION    TOTAL
                                                          -----     ----------   ------------    -----
                                                                         (IN MILLIONS)
NINE MONTHS ENDED DECEMBER 31, 2003
Selling and marketing expenses.......................   $     17.6  $     32.8   $      5.1   $     55.5
Research, development and support expenses...........         10.8        42.6          8.4         61.8
Cost of professional services........................          2.5          --           --          2.5
General and administrative expenses..................          3.1         0.3          0.8          4.2
                                                        ----------  ----------   ----------   ----------
          Total included in operating expenses.......   $     34.0  $     75.7   $     14.3   $    124.0
                                                        ==========  ==========   ==========   ==========

         As of December 31, 2003, $78.0 million of severance and facilities costs related to actions completed under the plan remained accrued for payment in future periods, as follows:

                                 BALANCE AT                        BALANCE AT                        BALANCE AT
                                  JUNE 30,   CHARGED TO            SEPT. 30,   CHARGED TO             DEC. 31,
                                    2003      EXPENSE    PAID OUT     2003       EXPENSE   PAID OUT     2003
                                 ----------  ----------  --------  ----------  ----------  --------  ----------
                                                                 (IN MILLIONS)
Severance and related costs....    $   --      $ 26.9    $ (18.5)    $  8.4      $  7.1    $  (8.4)    $  7.1
Facilities costs...............        --         0.7         --        0.7        75.0       (4.8)      70.9
                                   ------      ------    -------     ------      ------    -------     ------
          Total accrual........    $   --      $ 27.6    $ (18.5)    $  9.1      $ 82.1    $ (13.2)    $ 78.0
                                   ======      ======    =======     ======      ======    =======     ======

The amounts accrued at December 31, 2003 related to facilities costs represent the fair value of lease obligations related to exited locations, net of estimated sublease income that could be reasonably obtained in the future. Other than potential adjustments to these lease accruals based on actual subleases entered in the future, the Company does not expect any significant additional severance or facilities charges subsequent to December 31, 2003. Accretion of the facilities accrual balance for the period ended December 31, 2003 was not significant. Accretion in future periods will be included in operating expenses.

(7)      INCOME TAXES

         During the quarter ended December 31, 2003, the Company evaluated whether it should record an income tax benefit for the reported loss in accordance with SFAS 109, "Accounting for Income Taxes". After considering all positive and negative evidence as required by SFAS 109, the Company has decided to record a valuation allowance for the entire tax benefit of the reported loss for the quarter ended December 31, 2003.

(8)      SUBSEQUENT EVENT

         During the quarter ended December 31, 2003, the Company entered into an asset purchase agreement with Networks Associates, Inc., and certain of its subsidiaries, to acquire certain assets and liabilities related to its Magic Solutions business. We closed this transaction on January 30, 2004 and paid cash of $48.9 million for the acquisition. The results related to this acquisition will be included in the Remedy business unit.

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

CRITICAL ACCOUNTING POLICIES

    The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, in-process research and development of acquired businesses, acquired technology, goodwill and intangible assets, deferred tax assets, marketable securities and facilities accruals related to exit activities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. The critical accounting policies related to the estimates and judgments listed above, except facilities accruals related to exit activities, are discussed further throughout our Annual Report on Form 10-K for fiscal 2003 under Management's Discussion and

Analysis of Results of Operations and Financial Condition where such policies affect our reported and expected financial results. Estimates involved in facilities accruals related to exit activities are discussed below under Exit Activities and Related Costs.

A.       RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following table sets forth, for the periods indicated, the percentages that selected items in the condensed consolidated statements of operations and comprehensive income (loss) bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

                                                                   PERCENTAGE OF TOTAL REVENUES
                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                               DECEMBER 31,          DECEMBER 31,
                                                               ------------          ------------
                                                              2002       2003       2002       2003
                                                            -------    -------    -------    -------
Revenues:
  License................................................     48.2%      43.4%      44.9%      38.8%
  Maintenance............................................     45.5       50.8       48.6       55.2
  Professional services..................................      6.3        5.8        6.5        6.0
                                                            ------     ------     ------     ------
      Total revenues.....................................    100.0      100.0      100.0      100.0
                                                            ------     ------     ------     ------
Selling and marketing expenses...........................     37.0       47.3       38.2       44.7
Research, development and support expenses...............     34.5       47.3       37.1       44.4
Cost of professional services............................      6.4        5.3        6.8        5.8
General and administrative expenses......................     11.8       12.5       11.9       13.0
Acquired research and development........................      3.4         --        1.3         --
Amortization of acquired technology and intangibles......      5.1        3.9        4.5        4.4
Merger-related costs and compensation charges and other..     (0.1)        --         --         --
                                                            ------     ------     ------     ------
     Total operating expenses............................     98.1      116.3       99.8      112.3
                                                            ------     ------     ------     ------
     Operating income (loss).............................      1.9      (16.3)       0.2      (12.3)
Interest and other income, net...........................      4.6        4.3        5.1        5.4
Gain (loss) on marketable securities and other...........
  investments............................................     (1.2)       0.2       (1.1)       0.1
                                                            ------     ------     ------     ------
     Other income, net...................................      3.4        4.5        4.0        5.5
     Earnings (loss) before income taxes.................      5.3      (11.8)       4.2       (6.8)
Income tax provision (benefit)...........................      1.8         --        1.3       (0.6)
                                                            ------     ------     ------     ------
          Net earnings (loss)............................      3.5%     (11.8)%      2.9%      (6.2)%
                                                            ======     ======     ======     ======

REVENUES

         We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services.

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     DECEMBER 31,                      DECEMBER 31,
                                                  --------------------             -------------------
                                                    2002        2003     CHANGE      2002       2003      CHANGE
                                                  --------    --------   ------    --------   --------    ------
                                                     (IN MILLIONS)                    (IN MILLIONS)
License:
   North America..............................    $   81.1    $   66.3   (18.2)%   $  233.6   $  169.9    (27.3)%
   International..............................        87.4        96.3    10.2%       191.3      225.0     17.6%
                                                  --------    --------             --------   --------
         Total license revenues...............       168.5       162.6    (3.5)%      424.9      394.9     (7.1)%
Maintenance:
   North America..............................        96.2       113.8    18.3%       279.5      333.9     19.5%
   International..............................        62.9        76.6    21.8%       180.2      228.2     26.6%
                                                  --------    --------             --------   --------
        Total maintenance revenues............       159.1       190.4    19.7%       459.7      562.1     22.3%
Professional services:
   North America..............................         8.8        10.1    14.8%        26.9       30.9     14.9%
   International..............................        13.2        11.7   (11.4)%       34.5       30.7    (11.0)%
                                                  --------    --------             --------   --------
       Total professional services revenues...        22.0        21.8    (0.9)%       61.4       61.6      0.3%
                                                  --------    --------             --------   --------
         Total revenues.......................    $  349.6    $  374.8     7.2%    $  946.0   $1,018.6      7.7%
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

         License revenues for the quarter and nine months ended December 31, 2003, decreased 4% and 7%, respectively, compared to the same periods last year. Excluding the impact of Remedy revenues during the quarter and nine months ended December 31, 2003, license revenues declined 13% and 22%, respectively. During the quarter ended December 31, 2003, license revenues were reduced due to a record increase in the amount of transactions requiring deferral of the related license revenue as shown in the table below. This contributed to the decline in license revenues in both the three- and nine-month periods ended December 31, 2003. Though license revenues during the first six months of the fiscal year were negatively impacted by reduced information technology (IT) spending by many of our customers, we believe that the global IT spending environment is beginning to improve, as customers were more willing to consider new IT projects and to commit to larger transactions during the quarter ended December 31, 2003, but remains challenging. The number of license transactions over $1 million during the quarter increased 38% over the prior year, including four license transactions over $5 million, each of which will be recognized over the life of the contract. These four transactions represented approximately two-thirds of the $96.2 million addition to deferred license revenue in the quarter ended December 31, 2003. Though license revenues excluding Remedy for the quarter ended December 31, 2003 are down compared to the prior year, such revenues increased sequentially 31% over the quarter ended September 30, 2003.

         For the periods ended December 31, 2002 and 2003, our recognized revenues were impacted by the changes in our deferred license revenue balance as follows:

                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                DECEMBER 31,             DECEMBER 31,
                                                                ------------             ------------
                                                              2002         2003        2002        2003
                                                           ---------    ---------   ----------  ----------
                                                                            (IN MILLIONS)
Deferrals of license revenue...........................    $  (31.9)    $  (96.2)   $  (113.5)  $  (146.0)
Recognition from deferred license revenue..............        19.1         22.5         57.7        66.3
                                                           --------     --------    ---------   ---------
    Net impact on recognized license revenue...........    $  (12.8)    $  (73.7)   $   (55.8)  $   (79.7)
                                                           ========     ========    =========   =========

Deferred license revenue balance at end of quarter.....    $  224.8     $  298.0

Based on licensing trends, increased customer requests for contractual terms that result in deferral of revenue and our recent initiative to ensure we clearly articulate to customers the flexibility that we offer in these areas, we expect that our base of deferred license revenue will continue to grow. Also, because of differing maintenance pricing methodologies for legacy BMC products and Remedy products, license revenues in transactions that include both types of products typically must be deferred under the residual method of accounting for multiple element arrangements. We expect the volume of such joint transactions to increase and accordingly, expect the deferred license revenue related to them to increase.

         Our North American operations generated 48% and 41% of license revenues in the quarters ended December 31, 2002 and 2003, respectively, and 55% and 43% in the nine months ended December 31, 2002 and 2003, respectively. North American license revenues for the quarter and nine months ended December 31, 2003 declined 18% and 27%, respectively, compared to the comparable periods in the prior fiscal year. Excluding the impact of Remedy revenues during the quarter and nine months ended December 31, 2003, North American license revenues declined 30% and 43%, respectively. For the quarter ended December 31, 2003, the decline from the prior year is primarily due to the impact of deferred license revenue as discussed above, as well as an overall decrease in license bookings, which was comprised of recognized revenues and the net change in deferred license revenue, in this region. While overall economic conditions are improving, the IT spending environment in North America remains challenging, resulting in the decline in license revenues for the nine month period ended December 31, 2003 compared to the comparable prior year period. Though down from the prior year, North American license revenues increased sequentially 14% compared to the quarter ended September 30, 2003. International license revenues represented 52% and 59% of license revenues for the quarters ended December 31, 2002 and 2003, respectively, and 45% and 57% in the nine months ended December 31, 2002 and 2003, respectively. International license revenues for the quarter and nine months ended December 31, 2003 increased 10% and 18% compared to the same periods last year. Excluding the impact of Remedy revenues during the quarter and nine months ended December 31, 2003, international license revenues increased 1% and 5%, respectively. Foreign currency exchange rate changes resulted in international license revenue increases of 10% and 9% for the quarter and nine months ended December 31, 2003, respectively, after giving effect to our foreign currency hedging program. Excluding this currency impact, international license revenues excluding Remedy declined 10% and 5% for the quarter and nine months ended December 31, 2003, respectively, primarily due to record increases in deferred license revenue in both periods. International license revenues including Remedy increased sequentially 47% compared to the quarter ended September 30, 2003.

         Maintenance, Enhancement and Support Revenues

         Maintenance, enhancement and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support programs. Maintenance, enhancement and support enrollment generally entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems, networks, storage systems and applications. Excluding Remedy, these fees are generally charged annually and equal 20% of the discounted price of the product. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement. Remedy's maintenance fees are generally charged annually and equal 15% to 22% of the list price of the product. In addition, many customers are entitled to reduced maintenance percentages because they have entered into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement.

         Maintenance revenues increased 20% and 22% for the quarter and nine months ended December 31, 2003, respectively, over the comparable prior year periods primarily as a result of the additional maintenance revenue associated with Remedy and the continuing growth in the base of installed products and the processing capacity on which they run. Excluding the impact of Remedy revenues during the quarter and nine months ended December 31, 2003, maintenance revenues increased 2% in each period over the comparable prior year periods. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. These discounts, combined with the reduced maintenance percentages for long-term contracts discussed above and the decline in our license revenues, have led to lower growth rates for our maintenance revenue excluding Remedy. Further declines in our license revenue and/or increased discounting could lead to declines in our maintenance revenues excluding Remedy.

         Product Line Revenues

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      DECEMBER 31,                     DECEMBER 31,
                                                      ------------                     ------------
                                                    2002        2003      CHANGE     2002       2003      CHANGE
                                                  --------   ---------    ------  ---------  ---------    ------
                                                     (IN MILLIONS)                   (IN MILLIONS)
Enterprise Data Management:
  Mainframe Data Management.................      $  114.1   $   104.4    (8.5)%  $   315.7  $   277.9    (12.0)%
  Distributed Systems Data Management.......          35.8        28.9   (19.3)%       97.9       82.9    (15.3)%
                                                  --------    --------             --------   --------
                                                     149.9       133.3   (11.1)%      413.6      360.8    (12.8)%
Enterprise Systems Management:
  PATROL....................................          71.4        72.7     1.8%       196.4      201.6      2.6%
  MAINVIEW..................................          38.5        36.1    (6.2)%      123.9       98.3    (20.7)%
  Scheduling & Output Management............          35.5        34.5    (2.8)%      100.0       97.0     (3.0)%
                                                  --------    --------             --------   --------
                                                     145.4       143.3    (1.4)%      420.3      396.9     (5.6)%

  Security..................................           8.2         9.2    12.2%        25.2       23.0     (8.7)%
  Other.....................................           0.2         0.8      nm          1.6        1.8     12.5%
                                                  --------    --------             --------   --------

  Remedy....................................          23.9        66.4      nm         23.9      174.5        nm
                                                  --------    --------             --------   --------

         Total license & maintenance revenues     $  327.6    $  353.0     7.8%    $  884.6   $  957.0      8.2%
                                                  ========    ========             ========   ========

         We market software solutions designed to improve the availability, performance and recoverability of enterprise applications, databases and other IT systems components operating in mainframe, distributed computing and Internet environments. Our acquisition of Remedy, in November 2002, extends our solutions to include products that automate service-related business processes through a complete suite of service management applications. In April 2003, we introduced a new strategic direction focused on Business Service Management (BSM), the direct linkage of IT resources, management and solutions with the goals of the overall business. The objective of our BSM strategy is to enable companies to move beyond traditional IT management and manage their business-critical services from both an IT and business perspective. Our solutions are broadly divided into four core business units.

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

         As noted above, during the quarter ended December 31, 2003, we experienced a record increase in the amount of deferred license revenue, which affected all product lines. For the quarters and nine months ended December 31, 2002 and 2003, our product line revenues were affected by the following net changes in the related deferred license revenue balances:

                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                      DECEMBER 31,                         DECEMBER 31,
                                                  ---------------------               ---------------------
                                                    2002        2003       CHANGE       2002        2003       CHANGE
                                                  ---------   ---------   ---------   ---------   ---------   ---------
                                                      (IN MILLIONS)                       (IN MILLIONS)
Enterprise Data Management:
  Mainframe Data Management..................     $    5.8    $   40.2    $   34.4    $   31.7    $   39.5    $    7.8
  Distributed Systems Data Management........          0.6         1.5         0.9         7.4         1.1        (6.3)
                                                  --------    --------    --------    --------    --------    --------
                                                       6.4        41.7        35.3        39.1        40.6         1.5

Enterprise Systems Management:
  PATROL.....................................          0.7        12.3        11.6        16.7        12.7        (4.0)
  MAINVIEW...................................          2.8         8.0         5.2         9.2         8.7        (0.5)
  Scheduling & Output Management.............          1.7         9.8         8.1         1.5        12.4        10.9
                                                  --------    --------    --------    --------    --------    --------
                                                       5.2        30.1        24.9        27.4        33.8         6.4

  Security...................................          1.3         0.4        (0.9)       (6.0)       (1.3)        4.7

  Other......................................         (0.2)       (0.3)       (0.1)       (4.8)       (0.3)        4.5
                                                  --------    --------    --------    --------    --------    --------

  Remedy.....................................          0.1         1.8         1.7         0.1         6.9         6.8
                                                  --------    --------    --------    --------    --------    --------

    Net change in deferred license revenues..     $   12.8    $   73.7    $   60.9    $   55.8    $   79.7    $   23.9
                                                  ========    ========    ========    ========    ========    ========

         Our Enterprise Data Management solutions combined represented 46% and 38% of our total software revenues for the quarters ended December 31, 2002 and 2003, respectively, and 47% and 38% for the nine months ended December 31, 2002 and 2003, respectively. Total software revenues for this group declined 11% and 13%, respectively, in the quarter and nine months ended December 31, 2003, from the same periods in the prior year. The overall decrease for the quarter ended December 31, 2003 was primarily due to the large increase in the net change in deferred license revenue along with decreased license bookings for the distributed systems products, which was partially offset by increased license bookings for the mainframe data management products. The decrease for the nine months ended December 31, 2003 is due to a decrease in license revenues for both the mainframe data management products and the distributed systems products. Maintenance revenues for this group remained relatively flat in both periods. Total revenues for the Enterprise Data Management solutions increased sequentially 12% compared to the quarter ended September 30, 2003.

         Our Enterprise Systems Management solutions combined contributed 44% and 41% of our total software revenues for the quarters ended December 31, 2002 and 2003, respectively, and 48% and 41% for the nine months ended December 31, 2002 and 2003, respectively. Total software revenues for this group decreased 1% and 6%, respectively, in the quarter and nine months ended December 31, 2003, from the same periods in the prior year. For the quarter ended December 31, 2003, the slight decline was due to increases in the net change in the deferred license revenue balance for all products in this group, as noted in the table above, which more than offset increased license bookings. The growth in license bookings is primarily the result of increased acceptance of the new version of PATROL and transactions generated as a result of our BSM strategy discussed above. The increase in maintenance revenues for PATROL and Scheduling & Output Management more than offset the decline in MAINVIEW maintenance revenue for the quarter ended December 31, 2003. The primary contributor to the decline for the nine months ended December 31, 2003 was the decrease in MAINVIEW license and maintenance revenues. For the nine months ended December 31, 2003, the decline in PATROL license revenues, together with the large increase in the net change in deferred license revenue for the Scheduling & Output Management products, more than offset the increases in maintenance revenues for these two product lines. Total revenues for the Enterprise Systems Management solutions increased sequentially 10% compared to the quarter ended September 30, 2003.

         Our Security solutions contributed 3% of total software revenues for the quarters ended December 31, 2002 and 2003, and contributed 3% and 2% for the nine months ended December 31, 2002 and 2003, respectively. Total software revenues for this group increased 12% and decreased 9% in the quarter and nine months ended December 31, 2003, respectively, from the same periods in the prior year. Security license revenues were flat for the quarter ended December 31, 2003, but declined for the nine months ended December 31, 2003, as compared to the comparable prior year periods. Maintenance revenues for Security increased for both periods. Total revenues for the Security solutions increased sequentially 54% compared to the quarter ended September 30, 2003. We continue to make changes to improve the performance of this business. Our Remedy solutions contributed 7% and 19% of our total software revenues for the quarters ended December 31, 2002 and 2003, respectively, and 3% and 18% for the nine months ended December 31, 2002 and 2003, respectively. As the acquisition of Remedy was completed during the quarter ended December 31, 2002, prior year periods are not comparable. Total software revenues for Remedy increased 16% sequentially compared to the quarter ended September 30, 2003.

         Professional Services Revenues

         Professional services revenues, representing fees from implementation, integration and education services performed during the periods remained flat for the quarter and nine months ended December 31, 2003, compared to the prior year periods. Excluding the impact of Remedy revenues during the quarter and nine months ended December 31, 2003, professional services revenues declined 12% and 15%, respectively. This decline is the result of our decreased license revenues, as this results in less demand for our implementation and integration services.

EXPENSES

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               DECEMBER 31,                        DECEMBER 31,
                                                          ----------------------              ---------------------
                                                             2002        2003       CHANGE       2002        2003      CHANGE
                                                          ----------  ----------   --------   ---------   ---------   --------
                                                               (IN MILLIONS)                      (IN MILLIONS)
Selling and marketing................................     $   129.4   $    177.4     37.1%    $   361.6   $   455.5     26.0%
Research, development and support....................         120.5        177.5     47.3%        351.1       451.9     28.7%
Cost of professional services........................          22.3         19.9    (10.8)%        64.6        58.9     (8.8)%
General and administrative...........................          41.1         46.9     14.1%        112.5       132.2     17.5%
Acquired research and development....................          12.0           --   (100.0)%        12.0          --   (100.0)%
Amortization of acquired technology and intangibles..          17.8         14.5    (18.5)%        42.6        45.4      6.6%
Merger-related costs and compensation charges and other        (0.3)          --       --           0.5          --       --
                                                          ---------   ----------              ---------   ---------
          Total operating expenses...................     $   342.8   $    436.2     27.2%    $   944.9   $ 1,143.9     21.1%
                                                          =========   ==========              =========   =========

         Exit Activities and Related Costs

         During the quarter ended September 30, 2003, we implemented a plan to better align our cost structure with existing market conditions. This plan included the involuntary termination of approximately 785 employees during the six months ended December 31, 2003. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. As a global enterprise, we have been expanding our operations for a number of years in attractive labor markets, including in our offices in India and Israel. Our plan to better align our cost structure with existing market conditions has, to an extent, accelerated our existing global expansion plans. The plan also included exiting leases in certain locations around the world, reducing the square footage required to operate those locations and relocating those operations to lower cost facilities. These relocation efforts were completed in the quarter ended December 31, 2003. Charges for exit costs of $82.1 million and $109.7 million were recorded for the quarter and nine months ended December 31, 2003, respectively, for employee severance and related costs and exited leases. Additionally, $7.5 million and $14.3 million of incremental depreciation expense was recorded during the quarter and nine months ended December 31, 2003, respectively, related to the changes in estimated depreciable lives for leasehold improvements in locations exited and for certain information technology assets that will be eliminated as a result of the plan. These changes in estimated lives reduced basic and diluted earnings per share by $0.03 and $0.05 for the quarter and nine months ended December 31, 2003, respectively.

         The expenses related to the exit activities are reflected in the accompanying condensed consolidated statements of operations as follows:

                                                        SEVERANCE
                                                        & RELATED                INCREMENTAL
                                                          COSTS     FACILITIES   DEPRECIATION     TOTAL
                                                          -----     ----------   ------------     -----
                                                                          (IN MILLIONS)
THREE MONTHS ENDED DECEMBER 31, 2003
Selling and marketing expenses.......................   $      3.4  $     32.1    $      1.7   $     37.2
Research, development and support expenses...........          2.1        42.6           5.6         50.3
Cost of professional services........................          0.3          --            --          0.3
General and administrative expenses..................          1.3         0.3           0.2          1.8
                                                        ----------  ----------    ----------   ----------
          Total included in operating expenses.......   $      7.1  $     75.0    $      7.5   $     89.6
                                                        ==========  ==========    ==========   ==========

                                                        SEVERANCE
                                                        & RELATED                INCREMENTAL
                                                          COSTS     FACILITIES   DEPRECIATION     TOTAL
                                                          -----     ----------   ------------     -----
                                                                          (IN MILLIONS)
NINE MONTHS ENDED DECEMBER 31, 2003
Selling and marketing expenses.......................   $     17.6  $     32.8    $      5.1   $     55.5
Research, development and support expenses...........         10.8        42.6           8.4         61.8
Cost of professional services........................          2.5          --            --          2.5
General and administrative expenses..................          3.1         0.3           0.8          4.2
                                                        ----------  ----------    ----------   ----------
          Total included in operating expenses.......   $     34.0  $     75.7    $     14.3   $    124.0
                                                        ==========  ==========    ==========   ==========

         As of December 31, 2003, $78.0 million of severance and facilities costs related to actions completed under the plan remained accrued for payment in future periods, as follows:

                                 BALANCE AT                        BALANCE AT                        BALANCE AT
                                  JUNE 30,   CHARGED TO            SEPT. 30,   CHARGED TO             DEC. 31,
                                    2003      EXPENSE    PAID OUT     2003       EXPENSE   PAID OUT     2003
                                 ----------  ----------  --------  ----------  ----------  --------  ----------
                                                                 (IN MILLIONS)
Severance and related costs        $  --       $ 26.9     $(18.5)    $  8.4       $  7.1    $ (8.4)     $  7.1
Facilities costs...........           --          0.7         --        0.7         75.0      (4.8)       70.9
                                   -----       ------     ------     ------       ------    ------      ------

          Total accrual....        $  --       $ 27.6     $(18.5)    $  9.1       $ 82.1    $(13.2)     $ 78.0
                                   =====       ======     ======     ======       ======    ======      ======

The amounts accrued at December 31, 2003 related to facilities costs represent the fair value of lease obligations after the respective facilities' cease-use dates, net of estimated sublease income that could be reasonably obtained in the future. Actual sublease income could differ from our estimates. Other than potential adjustments to these lease accruals based on actual subleases entered in the future, we do not expect any significant additional severance or facilities charges subsequent to December 31, 2003. Accretion of the facilities accruals balance for the period ended December 31, 2003 was not significant. Accretion in future periods will be included in operating expenses. We expect annual operating expense savings of approximately $100 million to $120 million relative to our projected personnel and facilities expenses before our restructuring actions. We began to realize such savings in the quarter ended December 31, 2003 primarily related to personnel costs.

         Selling and Marketing

         Our selling and marketing expenses primarily include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Excluding the impact of costs related to the exit activities discussed above, selling and marketing expenses represented 37% of total revenues for the quarters ended December 31, 2002 and 2003, and 38% and 39% of total revenues for the nine months ended December 31, 2002 and 2003, respectively. Excluding the impact of costs related to exit activities, selling and marketing expenses increased 8% and 11%, respectively, for the quarter and nine months ended December 31, 2003, as compared to the prior year. Excluding the impact of the costs related to exit activities and Remedy expenses during the quarter and nine months ended December 31, 2003, selling and marketing expenses decreased 6% and 5%, respectively. The declines in both periods are primarily related to decreased personnel expenses along with decreased sales commissions and bonuses, partially due to the revenue performance discussed above, and reduced bad debt expense related to license billings, partially offset by the impact of currency.

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

         Research, development and support expenses were reduced in the quarters and nine-month periods ended December 31, 2002 and 2003, by amounts capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." We capitalize our software development costs when the projects under development reach technological feasibility as defined by SFAS No. 86, and amortize these costs over the products' estimated economic lives, which are typically three years. As discussed below, we revised the estimated economic lives for certain of our software products as of January 1, 2003.

         The following table summarizes the amounts capitalized and amortized during the three months and nine months ended December 31, 2002 and 2003. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                DECEMBER 31,             DECEMBER 31,
                                                                ------------             ------------
                                                              2002       2003         2002       2003
                                                           ---------  ----------   ---------   ---------
                                                                           (IN MILLIONS)
Software development and purchased software costs          $  (32.4)  $    (6.5)   $  (66.3)   $  (38.3)
  capitalized..........................................
Total amortization.....................................        34.6        23.5        74.5        79.1
                                                           --------    --------    --------    --------
    Net impact on research and development expense.....    $    2.2    $   17.0    $    8.2    $   40.8
                                                           ========    ========    ========    ========

Accelerated amortization included in total amortization
  above................................................    $   22.3    $    4.2    $   40.3    $   11.8

         As a result of the changes in market conditions and research and development headcount reductions during fiscal 2002 and 2003, we focused more on our core businesses during those years. As part of this effort, we reviewed our product portfolio during fiscal 2002 and fiscal 2003 and discontinued certain products. To the extent that there were any capitalized software development costs remaining on the balance sheet related to these products, we accelerated the amortization to write off these balances. The continued need to accelerate amortization to maintain our capitalized software costs at net realizable value, the results of the valuation performed for the Remedy acquisition that indicated a three-year life was appropriate for that acquired technology and changes in the average life cycles for certain of our software products caused us to evaluate the estimated economic lives for our internally developed software products. As a result of this evaluation, we revised the estimated economic lives of certain products as of January 1, 2003, such that most products will be amortized over an estimated life of three years. These changes in estimated economic lives resulted in an additional $7.7 million and $31.2 million of amortization expense in the quarter and nine months ended December 31, 2003, respectively, and reduced basic and diluted earnings per share for the quarter and nine months by $0.03 per share and $0.10 per share, respectively.

         Excluding the impact of costs related to the exit activities discussed above, research, development and support expenses represented 34% of total revenues for the quarters ended December 31, 2002 and 2003, and 37% and 38% of total revenues for the nine months ended December 31, 2002 and 2003, respectively. Excluding the impact of costs related to exit activities, research, development and support expenses increased 6% and 11% in the three months and nine months ended December 31, 2003, respectively, over the same periods in the prior year. Excluding the impact of the costs related to exit activities and Remedy expenses during the three months and nine months ended December 31, 2003, research, development and support expenses remained flat for both periods, as the net effect of the software cost capitalization and amortization described above was offset by decreased personnel costs. The primary factor driving the increase in the net impact on research and development expense for the quarter and nine months ended December 31, 2003 is the decrease in software development and purchased software costs capitalized. This decrease primarily is a result of the overall reduction in research and development headcount as compared to the prior year, expansion of our operations into different locations and the time involved in getting those operations running and two significant projects becoming generally available (GA) during the quarter.

         Cost of Professional Services

         Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business. Excluding the impact of costs related to the exit activities discussed above, the cost of professional services represented 6% and 5% of total revenues for the quarters ended December 31, 2002 and 2003, respectively, and 7% and 6% of total revenues for the nine months ended December 31, 2002 and 2003, respectively. Excluding the impact of costs related to exit activities, the cost of professional services decreased 12% and 13% during the quarter and nine months ended December 31, 2003, respectively, from the comparable periods in the prior year. Excluding the impact of the costs related to exit activities and Remedy expenses during the quarter and nine months ended December 31, 2003, cost of professional services declined 21% and 24%, respectively. The decreases resulted primarily from headcount reductions as a result of the decline in professional services revenues and decreases in bad debt expense.

         General and Administrative

         General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, IT, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects, insurance and bad debt expense related to maintenance billings. Excluding the impact of costs related to the exit activities discussed above, general and administrative expenses represented 12% of total revenues in the quarters ended December 31, 2002 and 2003, respectively, and 12% and 13% of total revenues in the nine months ended December 31, 2002 and 2003, respectively. Excluding the impact of costs related to exit activities, these expenses increased 10% and 14%, respectively, for the quarter and nine months ended December 31, 2003, compared to the same periods in the prior year. Excluding the impact of costs related to exit activities and Remedy expenses during the quarter and nine months ended December 31, 2003, general and administrative expenses increased 5% and 4%, respectively. These increases included higher consulting fees, primarily related to an ongoing infrastructure software implementation, legal fees, professional fees and currency losses, which offset decreased personnel costs.

         Acquired Research and Development

         The acquired research and development charge for the quarter and nine months ended December 31, 2002 related to the acquisition of Remedy.

         Amortization of Acquired Technology and Intangibles

         Under the purchase accounting method for certain of our acquisitions, portions of the purchase prices were allocated to acquired software and other intangible assets. We are amortizing these intangibles over three-year periods, which reflect the estimated useful lives of the respective assets. The decrease in amortization expense for the quarter ended December 31, 2003 is due to intangibles that have recently become fully amortized. The increase in amortization expense for the nine months ended December 31, 2003, relates to the additional intangibles being amortized as a result of the IT Masters acquisition during the quarter ended March 31, 2003, which more than offset the decrease in amortization expense related to intangibles that have recently become fully amortized.

OTHER INCOME, NET

         Other income, net consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables, rental income on owned facilities and gains and losses on marketable securities and other investments. For the quarter and nine months ended December 31, 2003, other income, net was $17.0 million and $55.6 million, respectively, reflecting an increase of $5.3 million and $17.3 million from the same periods of fiscal 2003. The increase in other income, net for the nine months is primarily due to a $6.3 million write-off of marketable securities and a $4.5 million impairment of a partnership investment in the prior year, the gain on the licensing of our PATROL Storage Manager product to EMC Corporation during the quarter ended June 30, 2003 and an increase in rental income over the comparable prior year period.

INCOME TAX PROVISION (BENEFIT)

         For the quarter and nine months ended December 31, 2003, our income tax benefit was $0 and $6.0 million, respectively, compared to income tax expense of $6.4 million and $12.0 million for the same periods in the prior year. Our effective tax rate was 0% and 9%, respectively, for the quarter and nine months ended December 31, 2003 compared to 35% and 30% for the comparable prior year periods. The effective tax rate for the quarter and nine months ended December 31, 2003 is impacted primarily by the increase in the valuation allowance related to the current quarter's reported loss. SFAS 109 requires us to assess whether we should record a tax benefit for the reported loss. After considering all positive and negative evidence, we have concluded that we should record a valuation allowance for the entire tax benefit of the reported loss for the quarter ended December 31, 2003.

         As previously disclosed, we have received a Revenue Agent's Report
(RAR) from the Internal Revenue Service (IRS) for the tax years ended March 31, 1998 and 1999. We are working with the IRS Appeals division to resolve disputes related to this RAR. We believe that we have meritorious defenses to the proposed adjustments, that adequate provisions for income taxes have been made and, therefore, that the ultimate resolution of the issues will not have a material adverse impact on our consolidated financial position or results of operations.

     The IRS has completed its examination of our federal income tax returns filed for the tax years ended March 31, 2000 and 2001, and is in the process of incorporating its Notices of Proposed Adjustments into a formal RAR. We believe that we have meritorious defenses to the proposed adjustments, that adequate provisions for income taxes have been made and, therefore, that the ultimate resolution of the issues will not have a material adverse impact on our consolidated financial position or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period ending after March 15, 2004. We are in the process of evaluating the implications of FIN 46 to variable interest entities with which we have involvement. We believe that adoption of FIN 46 will not have a material impact on our consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, our cash, cash equivalents and marketable securities were $1,064.9 million, an increase of $49.6 million from the March 31, 2003 balance primarily as a result of positive operating cash flow. Of the cash, cash equivalents and marketable securities at December 31, 2003, $778.7 million is held in international locations and was largely generated from our international operations. U.S. income taxes have not been recorded on the majority of the earnings generated by our international operations. These earnings would be subject to U.S. income tax if repatriated to the United States. The potential related deferred tax liability for these earnings is approximately $251.0 million; however, we have not provided a deferred tax liability on this portion of these earnings as we currently plan to utilize this cash in international locations for foreign investment purposes. As such, we may choose in the future to borrow funds domestically, as the need arises, rather than incur U.S. taxes to repatriate international cash.

         Our working capital as of December 31, 2003, was $297.0 million, reflecting an increase from the March 31, 2003 balance of $259.4 million primarily due to an increase in current marketable securities due to the timing of the securities' respective maturities. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year, and while typically yielding greater returns, investing in such securities reduces reported working capital. Our marketable securities are primarily investment grade and highly liquid. Stockholders' equity as of December 31, 2003, was $1.2 billion.

         We continue to finance our operations primarily through funds generated from operations. For the nine months ended December 31, 2003, net cash provided by operating activities was $232.4 million. Our primary source of cash is the sale of our software licenses, software maintenance and professional services.

         We provide financing on a portion of these sales transactions to customers that meet our specified standards of creditworthiness. Our practice of providing financing at reasonable interest rates enhances our competitive position. We participate in established programs with third-party financial institutions to securitize or sell a significant portion of our finance receivables, enabling us to collect cash sooner and reduce credit risk. Such transfers of qualifying receivables typically occur in the quarter the finance receivable is generated or the subsequent quarter. For a detailed discussion of these programs, see the Liquidity and Capital Resources section of our Annual Report on Form 10-K. During the nine months ended December 31, 2002 and 2003, we transferred $291.7 million and $162.4 million, respectively, of such receivables through these programs, of which $97.9 million and $0 was securitized. For the nine months ended December 31, 2003, these transfers represented approximately two thirds of our cash flow from operations. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis without a negative cash flow impact.

         To meet the needs of our customers we have been providing more licensing options, and this increased focus on flexibility may lead to more customer transactions where cash payments will be received over time. Recent shifts in various market factors have made the transfer of certain of our finance receivables more difficult and/or less cost effective, including changes in the overall capacity of the market for such receivables, in customers' credit quality, in the credit risk that third-party financial institutions are willing to accept and in the documentation requirements of the third-party financial institutions. These factors may impact our ability to transfer finance receivables in the future. We considered these shifts in our estimates of annual cash flow from operations for fiscal 2004.

         Net cash used in investing activities for the nine months ended December 31, 2003 was $183.4 million, primarily for the purchase of marketable securities during the period. Net cash used in financing activities for the nine months ended December 31, 2003 was $109.2 million, which primarily related to purchases of our common stock. On April 24, 2000, our board of directors authorized the purchase of up to $500.0 million in common stock, and on July 30, 2002, they authorized the purchase of an additional $500.0 million. During the nine months ended December 31, 2003, we purchased 7.5 million shares for $120.1 million. Since the inception of the repurchase plan, we have purchased 37.2 million shares for $641.9 million. We plan to continue to buy our common stock during fiscal 2004, subject to market conditions and other possible uses of our cash.

         During the nine months ended December 31, 2003, we entered into various operating leases for facilities around the world, as part of our efforts to relocate to lower cost facilities as discussed above under Exit Activities and Related Costs, and a 48-month capital lease for computer hardware. The $4.0 million current portion of the obligation for the capital lease is reflected in the accompanying condensed consolidated balance sheet as of December 31, 2003 as an accrued liability, and the $11.0 million long-term portion of the obligation is reflected as an other long-term liability. Payments due under the operating leases entered during the period are $0.9 million in fiscal 2004, $6.5 million in fiscal 2005, $7.3 million in fiscal 2006, $7.5 million in fiscal 2007, $7.3 million in fiscal 2008 and $8.4 million in fiscal 2009 and beyond.

         During the quarter ended December 31, 2003, we entered into an asset purchase agreement with Networks Associates, Inc., and certain of its subsidiaries, to acquire certain assets and liabilities related to their Magic Solutions business. We closed this transaction on January 30, 2004 and paid cash of $48.9 million for the acquisition.

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

         Our revenue is difficult to forecast and is likely to fluctuate from quarter to quarter due to many factors. In addition, a significant amount of our license transactions are completed during the final weeks and days of the quarter, and therefore we generally do not know whether revenues, earnings, cash flows and/or changes to the deferred license revenue balances will have met expectations until shortly after the end of the following quarter. Any significant revenue shortfall or lowered forecasts could cause our stock price to decline substantially. Factors that could affect our financial results include, but are not limited to:

         - the unpredictability of the timing and magnitude of our sales through direct sales channels, value-added resellers and distributors, which tend to occur late in each quarter;

         - the possibility that our customers may defer or limit purchases as a result of reduced information technology budgets or reduced data processing capacity demand;

         - the possibility that our customers may elect not to license our products for additional processing capacity until their actual processing capacity or expected future processing capacity exceeds the capacity they have already licensed from us;

         - the possibility that our customers may defer purchases of our products in anticipation of new products or product updates from us or our competitors;

         - the possibility that our customers may demand more contract terms and conditions that require revenues to be deferred or recognized ratably over time rather than upfront and that we may not accurately forecast the mix of license transactions;

         - the timing of new product introductions by us and the market acceptance of new products;

         - changes in our pricing and distribution terms or those of our competitors; and

         - the possibility that our business will be adversely affected as a result of the threat of significant external events that increase global economic uncertainty.

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

OUR RESTRUCTURING INITIATIVES MAY NOT ACHIEVE OUR DESIRED RESULTS AND, IF UNSUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.

         We have recently completed a restructuring plan and have revised our fiscal year targets for expenses and cash flow from operations to reflect the effects of this restructuring. We have reduced our workforce and moved into lower cost facilities in some of our locations. Although we have made efforts to minimize the impact on quota-carrying sales representatives, the workforce reductions have included some employees directly responsible for sales, which may affect our ability to close future revenue transactions with our customers and prospects. The failure to retain and effectively manage our remaining employees and hire and train international employees could impact our development efforts and the quality of our products, delay the delivery of new products or product updates and affect customer service. If we are unable to achieve the desired results of our restructuring plan, we may fall short of our revised financial expectations. It is also possible that additional restructuring activity may be required for us to achieve our profitability objectives.

OUR STOCK PRICE IS VOLATILE.

         Our stock price has been and is highly volatile. Our stock price is highly influenced by current expectations of our future revenues, earnings and cash flows from operations. Any failure to meet anticipated revenue, earnings and cash flow from operations levels in a period or any negative change in our perceived long-term growth prospects would likely have a significant adverse effect on our stock price.

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

FAILURE TO MAINTAIN OUR EXISTING DISTRIBUTION CHANNELS AND DEVELOP ADDITIONAL CHANNELS IN THE FUTURE COULD ADVERSELY AFFECT REVENUES AND EARNINGS.

         With the acquisition of Remedy, the percentage of our revenue from sales of our products and services through distribution channels such as systems integrators and value-added resellers is increasing. Conducting business through indirect distribution channels presents a number of risks, including:

         - each of our systems integrators and value-added resellers can cease marketing our products and services with limited or no notice and with little or no penalty;

         - our existing systems integrators and value-added resellers may not be able to effectively sell new products and services that we may introduce;

         - we do not have direct control over the business practices adopted by our systems integrators and value-added resellers;

         - our systems integrators and value-added resellers may also offer competitive products and services and as such, may not give priority to the marketing of our products and services as compared to our competitors' products; and

         - we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities.

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

         We have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with BMC Software. In accounting for our stock option grants using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, we recognize no compensation cost because the exercise price of options granted is equal to the market value of our common stock on the date of grant. The Financial Accounting Standards Board
(FASB) is currently considering changes to US generally accepted accounting principles that, if implemented, would require us to record charges to earnings for employee stock option grants, which would negatively impact our earnings. For example, as disclosed in Note (4) to the accompanying Condensed Consolidated Financial Statements, recording charges for employee stock options using the fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation" would have reduced net earnings by $16.8 million and $15.8 million for the quarters ended December 31, 2002 and 2003, respectively and by $54.7 million and $59.4 million for the nine months ended December 31, 2002 and 2003, respectively. In addition, new regulations adopted by The New York Stock Exchange requiring stockholder approval for all stock option plans as well as new regulations prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or costly to grant options and/or other stock-based compensation to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially adversely affect our business.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of December 31, 2003, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the evaluation, the Company's principal executive officer and principal financial officer believe that:

         - the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

         - the Company's disclosure controls and procedures were effective in all material respects in ensuring that such information was accumulated and communicated to the Company's management, including the Company's principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         During the most recent fiscal quarter, there have been no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On January 29, 2003, we filed a complaint against NetIQ Corporation (NetIQ) in the United States District Court of the Southern District of Texas, Houston Division, alleging that one or more of NetIQ's software products and their use infringe a valid U.S. patent and that Net IQ infringed one or more trademarks held by us. On August 22, 2003, the Court ordered the case stayed pending arbitration. On September 18, 2003, we filed a Statement of Claim with the American Arbitration Association asserting our claims of patent infringement, subject to our objections to the arbitration proceeding. BMC Software seeks to enjoin NetIQ's current and future infringement of our patent and to recover compensatory damages and enhanced damages, interest, costs and fees. On November 24, 2003, NetIQ filed a counterclaim against BMC alleging patent infringement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

         3.2      Amended and Restated Bylaws of BMC Software, Inc.

         31.1 Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

         32.2 Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

      (b) Reports on Form 8-K.

         On October 30, 2003, BMC Software filed a Current Report on Form 8-K, dated October 30, 2003, furnishing under Item 12 its news release to report its historical financial results for the quarter ended September 30, 2003.

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

February 17, 2004

                                 By:        /s/ John W. Cox
                                     -------------------------------------------
                                                     John W. Cox
                                     Vice President, Chief Financial Officer and
                                               Chief Accounting Officer

February 17, 2004

                                INDEX TO EXHIBITS

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   3.2            Amended and Restated Bylaws of BMC Software, Inc.

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