Form 10-K
period 2004-03-31
BMC SOFTWARE INC
filed 2004-06-14
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-16393

BMC Software, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-2126120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 CityWest Boulevard

Houston, Texas
(Address of principal executive offices)

77042-2827

(Zip code)

Registrant’s telephone number, including area code:     (713) 918-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

          The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant’s common stock on September 30, 2003 was $3,143,419,534.

          As of June 7, 2004, there were outstanding 222,814,853 shares of common stock, par value $.01, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the following documents are incorporated by reference in this report:

          Definitive Proxy Statement filed in connection with the registrant’s Annual Meeting of Stockholders currently scheduled to be held on August 24, 2004 (Part III of this Report).

          Such Proxy Statement shall be deemed to have been “filed” only to the extent portions thereof are expressly incorporated by reference.

PART I

Item 1.	Business

Overview

      BMC Software is one of the world’s largest independent systems software vendors. Delivering Business Service Management, we provide software solutions that empower companies to manage their information technology (IT) infrastructure from a business perspective. Our extensive portfolio of software solutions spans enterprise systems, applications, databases and service management. We were organized as a Texas corporation in 1980 and were reincorporated in Delaware in July 1988. Our principal corporate offices are located at 2101 CityWest Boulevard, Houston, Texas 77042-2827. Our telephone number is (713) 918-8800, and our primary internet address is http://www.bmc.com.

      We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These filings and all related amendments are available free of charge at our website at http://www.bmc.com/investors/sec   filings.html. We will post all of our SEC documents to our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our corporate governance guidelines and charters of key Board of Directors committees are available on our website as is our code of business conduct and ethics. Printed copies of each of these documents are available to stockholders upon request by contacting our investor relations department at (800) 841-2031 ext. 4525 or via email at investor@bmc.com.

Strategy

      Our strategy is focused on Business Service Management (BSM), the direct linkage of IT resources, management and solutions with the goals of the overall business. The objective of our BSM strategy is to enable companies to move beyond traditional IT management and manage their business-critical services from both an IT and business perspective. The intent of the BSM strategy is to provide solutions that will enable customers to link their IT resources tightly to business objectives and manage these resources based on business priorities by providing a “whole view” of their business and IT operations. Three important components of BSM are: 1) IT Operations and Infrastructure Management, 2) IT Service and Applications Management and 3) Service Impact Management.

      The IT Operations and Infrastructure Management component of the BSM strategy is based upon our historical strength in providing enterprise management solutions for data, infrastructure, application, performance and service management. We provide our customers with the ability to monitor and control the key components in their IT infrastructure, including systems, databases, applications, storage and networks, enabling them to tie service-level agreements to business needs, rather than technology metrics.

      We added an important element to our portfolio when we completed our acquisition of Remedy® in November 2002. Integration of Remedy’s industry-leading service desk, change management and asset management capabilities with our broad application and component management solutions enables us to deliver end-to-end, closed-loop service management to customers. Together, these solutions build a solid foundation for the IT Service and Applications Management component of the BSM strategy by offering both the delivery and support components of service management designed to be proactive, effective and focused on customer business requirements.

      An important component of BSM is to directly link business services to the underlying technology. The acquisition of IT Masters in March 2003 enables us to deliver the Service Impact Management component of the BSM strategy and enhances our competitive position in the service management market. IT Masters’ MasterCell® technology, renamed PATROL® for Service Impact Management, combines powerful event automation and service modeling capabilities to transform availability and performance data into detailed knowledge about the status of business services and service level agreements. Our comprehensive enterprise and service management solutions, combined with PATROL for Service Impact Management’s IT service modeling and management capabilities, enable customers to manage their business using a truly integrated service impact management approach.

      In late April 2004, we announced the signing of a definitive merger agreement with Marimba, Inc. (Marimba). The proposed acquisition is subject to customary closing conditions, including the approval of Marimba’s stockholders, and we anticipate closing this transaction during the second fiscal quarter of 2005. Once the transaction closes, we expect the Marimba products will strengthen our BSM technology by adding change and configuration management components.

      Our BSM strategy gained momentum in the market during fiscal 2004. This is evidenced by both our strong partnerships with industry leading companies and the feedback we are getting from our customers in terms of signed transactions. We identified over 100 transactions that were related to BSM in fiscal 2004. We also are experiencing increasing interest for BSM from customers as evidenced by a growing pipeline for our BSM business.

      Although we believe that we have the most complete BSM offering in the market today, our BSM strategy will continue to evolve over the next several years. In addition to adding new solutions, through both internal development and acquisitions, that support this strategy, we expect that our partnerships with leading companies will be a key factor in our BSM strategy. Our current BSM partnerships include Accenture, Dell, EMC, Siebel Systems, and Symantec.

Products

      Our software products are designed to help our customers proactively and automatically manage their businesses through our comprehensive enterprise management solutions. These solutions span enterprise systems, applications, databases and service management. During fiscal 2004, we managed our business along the following broad categories: Enterprise Data Management, Enterprise Systems Management, Remedy and Security and Other Solutions. For financial information related to these product categories, see Note 10 to the accompanying Consolidated Financial Statements.

Enterprise Data Management

      Our Enterprise Data Management solutions provide intelligent, automated data management tools across all major databases, including IBM’s IMS and DB2 for the mainframe environment and Microsoft’s SQL Server, IBM’s DB2 UDB and Informix databases and databases from Oracle and Sybase for distributed computing environments. This segment includes our SmartDBA family of database management tools, which offer highly automated monitoring and diagnostics, automation of day-to-day management tasks, and fast, reliable database backup and recovery. These solutions assist customers in lowering their operating costs and increasing their IT staff productivity by optimizing database availability as well as ensuring faster rollout of business applications. The software products in this segment address the following data management needs of businesses: application performance, database performance, space management, SQL development, SQL tuning, system performance, database administration, high-speed utilities and backup and recovery across mainframe and distributed computing environments. Our Enterprise Data Management solutions contributed approximately 45%, 44% and 37% of our license revenues in fiscal 2002, 2003 and 2004, respectively.

Enterprise Systems Management

      Our Enterprise Systems Management solutions provide software tools for businesses to proactively and centrally manage their IT infrastructure. A solid infrastructure connected by a reliable network is the foundation of any successful business. It is vital to know that a problem exists before it impacts critical business applications. Accurate infrastructure management ensures that all components required to deliver quality service to users are under control and performing at optimal levels. Our solutions in this segment include our PATROL product line for distributed computing environments, our MAINVIEW® product line for mainframe computing environments and our enterprise job scheduling and output management solutions. Within this product group, we provide the following systems management solutions: server management for Unix, Windows, Linux and mainframe environments, applications management, network management, enterprise job scheduling, output management, service modeling and performance and capacity planning. Our Enterprise Systems Management solutions contributed approximately 51%, 47% and 42% of our license revenues in fiscal 2002, 2003 and 2004, respectively.

Remedy

      Our Remedy software solutions enable organizations to automate and manage internal and external service and support processes. Remedy delivers out-of-the-box applications that help customers align service and support with business objectives, improve service levels, manage assets and lower costs. All Remedy applications, including the help desk, asset management, change management, service level agreement and customer support applications, are built on the highly flexible Action Request System®, empowering customers to easily adapt their Service Management solution to unique and changing requirements. On February 2, 2004, we acquired the assets of Magic Solutions (Magic) from Network Associates. Our Magic products provide IT Service support, including asset tracking, change management, and help desk products for small and medium size businesses. The Magic business is part of our Remedy business unit. Our Remedy software solutions contributed approximately 6% of our license revenues in the four months after acquisition in fiscal 2003 and contributed 19% of our license revenues for the twelve months, including the results from Magic in the two months post-acquisition, in fiscal 2004.

Security and Other

      Our Security and Other software solutions facilitate user registration and password administration and, thereby, enhance and strengthen the overall security of our customers’ information systems. This product line contributed approximately 4%, 3% and 2% of our license revenues in fiscal 2002, 2003 and 2004, respectively.

Sales and Marketing

      We market and sell our products in most major world markets directly through our sales force and indirectly through channel partners, including resellers, distributors and systems integrators. Our sales force includes an expanding inside sales division which provides us a lower-cost channel for additional sales into existing customers and expands our customer base. In addition, we market certain of our products online through our webstore located at http://www.bmc.com.

International Operations

      Approximately 42%, 44% and 46% of our total revenues in fiscal 2002, 2003 and 2004, respectively, were derived from business outside North America. For additional financial information regarding our North America and international operations, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Revenues” and Note 10 to the accompanying Consolidated Financial Statements. Our international operations primarily provide sales, sales support, product support, marketing and product distribution services for our customers located outside of North America. We also conduct development activities in Tel Aviv, Israel for our scheduling, security, output management and ERP products, in France for our network management products and in Belgium for our service modeling products. Our development operations in Singapore provide local language support, product internationalization and integration with local-market hardware and software, and our development operations in China, Japan and Korea provide product localization and internationalization. As an extension of our primary development offices, our operations in Pune, India and Tel Hai, Israel provide internal IT support, new product development, maintenance and quality assurance for certain products. Also, our acquisition of ASA Knowledge Pty Ltd (ASA) in January 2004 has given us a small development operation in Australia. As a global company, we plan to continue to look for opportunities to efficiently expand our operations in international locations that offer highly talented resources as a way to maximize our global competitiveness. For a discussion of various unusual risks associated with our global operations and investments, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Certain Risks and Uncertainties — Risks related to global operations.”

      Our growth prospects are highly dependent upon the continued growth of our international software license and maintenance revenues, and such revenues have been somewhat unpredictable in the past. Revenues from our foreign subsidiaries are denominated in local currencies, as are operating expenses incurred in these locales. To date, we have not had any material foreign currency exchange gains or losses. For a discussion of our currency hedging program and the impact of currency fluctuations on international license revenues in fiscal 2003 and 2004, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Product License Revenues” and Note 1(g) to the accompanying Consolidated Financial Statements. We have not previously experienced any difficulties in exporting our products, but no assurances can be given that such difficulties will not occur in the future.

Maintenance, Enhancement and Support Services

      Revenues from providing maintenance, enhancement and support services, or post contract support (“PCS”), comprised 45%, 48% and 53% of our total revenues in fiscal 2002, 2003 and 2004, respectively. Payment of maintenance, enhancement and support fees generally entitles a customer to telephone and Internet support and problem resolution services, including proactive notification, electronic support requests and a resolution database, and enhanced versions of products released during the maintenance period, including new versions necessary to run with the most current release of the operating systems, databases and other software supported by the products. Such maintenance fees are an important source of recurring revenue to us, and we invest significant resources in providing maintenance services and new product versions. Customers renew maintenance fees because they require forward compatibility and enhanced product features when they install new versions of the software systems supported by one of our products. These services are also important to our customers, who require immediate problem resolution, because they use our products to manage their business-critical IT systems.

Professional Services

      Our professional services group consists of a worldwide team of experienced software consultants who provide implementation, integration and education services related to our products. By easing the implementation of our products, these services help our customers accelerate the time to value. By improving the overall customer experience, these services also drive future software license transactions with these customers. Professional services contributed approximately 7%, 6% and 6% of our revenues for fiscal 2002, 2003 and 2004, respectively.

Product Pricing and Licensing

      Our software solutions are licensed under multiple license types using a variety of business metrics. We have historically licensed our software primarily on a perpetual basis; however, we also license customers the right to use our software for a defined period of time, referred to as a term contract. When a customer enters into a term contract, the contract will consist of a combined license and maintenance component for the length of the term. Some of our more common licensing models are as follows:

•	Enterprise license — a license to use one or more products across a customer’s enterprise, usually subject to capacity limits. Capacity can be measured in many ways, including mainframe computing capacity, number of servers, number of users, or number of gigabytes, among others. Additional license fee, or upgrade, prices are specified in the enterprise license and are typically paid on an annual basis if a customer exceeds their capacity.

•	Non-Enterprise license — a license to use one or more products up to a specific license capacity. An upgrade fee is due at the time the license capacity is exceeded.

      For a discussion of our revenue recognition policies and the impact of our licensing models on revenue, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies” and Note 1(j) to the accompanying Consolidated Financial Statements.

      We make extended payment terms for our products and services available for qualifying transactions. By providing such financing, we allow our customers to better manage their IT expenditures and cash flows. Our financing program is discussed in further detail below under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”

Research, Development and Support

      In fiscal 2002, 2003 and 2004, research, development and support expenses, net of capitalized amounts, represented 39%, 37% and 41% of our total revenues, respectively. These costs related primarily to the compensation of research and development personnel and the costs associated with the maintenance, enhancement and support of our products. Although we develop many of our products internally, we may acquire technology from third parties when appropriate and may incur royalty and other payment obligations in connection with such acquisitions. Traditionally, we have acquired rights from third parties to use certain technologies that we believed would accelerate development of new products. Our expenditures on research and development and on product maintenance, enhancement and support, including amounts capitalized, in the last three fiscal years are discussed below under the heading, “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Research, Development and Support.”

      We conduct research and development activities in Houston and Austin, Texas, Waltham, Massachusetts, Sunnyvale, California, Israel, India, France and Belgium, as well as in small offices in other locations around the world. Product manufacturing and distribution for the Americas are based in Houston, Texas, and Pleasanton, California, with European manufacturing and distribution based in Dublin, Ireland, and Asia Pacific manufacturing and distribution based in Singapore.

Seasonality

      As is typical in the software industry, we tend to experience a higher volume of license transactions and associated revenue in the quarter ending December 31, which is our third fiscal quarter, and the quarter ending March 31, which is our fourth fiscal quarter, as a result of our customers’ spending patterns. As a result of this seasonality for license transactions, we tend to have greater operating cash flow in our first and fourth fiscal quarters.

Competition

      The enterprise management software business is highly competitive, as discussed below and in the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section of this report under the heading “Certain Risks and Uncertainties.” There are several companies, including IBM, Computer Associates and Microsoft, as well as large computer manufacturers such as Sun Microsystems and Hewlett Packard, which have substantially greater resources than we have, as well as the ability to develop and market enterprise management solutions similar to and competitive with the solutions offered by us. In addition, there are numerous independent software companies that compete with one or more of our software solutions. Although we believe we are uniquely positioned to offer BSM solutions to customers, several of our major competitors have begun to market BSM-like solutions, and we anticipate continued competition in the BSM marketplace. Although no company competes with us across our entire software solution line, we consider at least 70 firms to be directly competitive with one or more of our enterprise software solutions. Certain of these companies have substantially larger operations than ours in these specific niches. In addition, the software industry is experiencing continued consolidation.

      Certain of our solutions in the Enterprise Data Management product group compete directly with IBM, primarily with IBM’s IMS and DB2 database management systems, and its IMS/TM and CICS transaction managers. Some of our solutions, including our core IMS and DB2 database tools and utilities, are essentially improved versions of system software utilities that are provided as part of these integrated IBM system software products. IBM also markets separately priced competing utilities in addition to its base utilities. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM continues to invest in the IMS and DB2 utility market and appears to be committed to competing in these markets. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business would be materially adversely affected. In addition, IBM recently announced its intention to acquire Candle Corporation whose products compete primarily with MAINVIEW, our mainframe monitoring product line. As a large hardware vendor and outsourcer of IT services, IBM has the ability to bundle its other goods and services with its software and offer packaged solutions to customers, which could result in increased pricing pressure. To date, our solutions have competed well against IBM’s solutions because we have developed advanced automation and artificial intelligence features and our utilities have maintained a speed advantage. In addition, we believe that because we provide enterprise management solutions across multiple platforms we are better positioned to provide customers with comprehensive management solutions for their complex multi-vendor IT environments than integrated hardware and software companies like IBM.

      We believe that the key criteria considered by potential purchasers of our products are as follows: operational advantages and cost savings provided; expected return on investment; product quality and capability; product price and the terms on which the product is licensed; ease of integration of the product with the purchaser’s existing systems; ease of product installation and use; and quality of support and product documentation. Because potential purchasers of our products typically acquire such software to manage critical IT systems, they also weigh the market experience and financial health of the supplier in making their acquisition decision.

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

Intellectual Property

      We distribute our products in object code form and rely upon contract, trade secret, copyright and patent laws to protect our intellectual property. The license agreements under which customers use our products restrict the customer’s use to its own operations and prohibit disclosure to third persons. We distribute certain of our products on a shrink-wrap basis, and the enforceability of such restrictions in a shrink-wrap license is unproven in certain jurisdictions. Also, notwithstanding those restrictions, it is possible for other persons to obtain copies of our products in object code form. We believe that obtaining such copies would have limited value without access to the product’s source code, which we keep highly confidential. In addition, we employ protective measures such as CPU dependent passwords, expiring passwords and time-based trials.

Employees

      As of March 31, 2004, we had 6,429 full-time employees. We believe that our continued success will depend in part on our ability to attract and retain highly skilled technical, sales, marketing and management personnel.

Item 2.	Properties

      Our headquarters and principal marketing and product development operations are located in Houston, Texas, where we own four office buildings totaling approximately 1,515,000 square feet, of which we occupy approximately 67%. We lease the majority of the remaining space to third parties. We also maintain development and sales organizations in various locations around the world where we lease the necessary facilities. A summary of our principal leased properties that are currently in use is as follows:

Location	Area (sq. ft)	Lease Expiration

Austin, Texas	192,258	December 31, 2013
Israel	166,841	August 1, 2012
Sunnyvale, California	120,000	April 30, 2009
Pleasanton, California	77,866	October 31, 2013
Italy	54,896	January 31, 2006
France	52,305	October 31, 2008
Netherlands	51,754	June 30, 2010
Waltham, Massachusetts	50,572	August 31, 2009

Item 3.	Legal Proceedings

      On January 29, 2003, we filed a complaint against NetIQ Corporation (NetIQ) in the United States District Court of the Southern District of Texas, Houston Division, alleging that one or more of NetIQ’s software products and their use infringe a valid U.S. patent and that Net IQ infringed one or more trademarks held by us. On August 22, 2003, the Court ordered the case stayed pending arbitration. On September 18, 2003, we filed a Statement of Claim with the American Arbitration Association asserting our claims of patent infringement, subject to our objections to the arbitration proceeding. We are seeking to enjoin NetIQ’s current and future infringement of our patent and to recover compensatory damages and enhanced damages, interest, costs and fees. On November 24, 2003, NetIQ filed a counterclaim with the American Arbitration Association against us alleging patent infringement. We have denied that we infringe any valid claim of the NetIQ patent, which forms the basis of NetIQ’s counterclaim. Discovery is in the very early stages, and a final hearing in the case is not expected before late 2005.

      On July 31, 2001, Nastel Technologies, Inc. (Nastel) filed a complaint in arbitration alleging breach of a licensing agreement by us, copyright infringement, and theft of trade secrets. We filed a counterclaim again Nastel for reimbursement of overpaid royalties based upon conflicting licensing agreements. We believe we have meritorious defenses for the claims asserted against us. The parties have completed the arbitration hearing and are currently preparing post-hearing briefing. A ruling in this matter is expected in the second fiscal quarter of 2005.

      We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is listed on the New York Stock Exchange and trades under the symbol BMC. On June 1, 2004 there were 1,333 holders of record of our common stock.

      The following table sets forth the high and low intra-day sales prices per share of common stock for the periods indicated.

	Price Range of
	Common Stock

	High	Low

FISCAL 2003
First Quarter	$19.70	$13.97
Second Quarter	16.50	11.11
Third Quarter	18.29	10.85
Fourth Quarter	19.84	14.75
FISCAL 2004
First Quarter	$18.82	$14.38
Second Quarter	16.60	13.40
Third Quarter	18.75	13.18
Fourth Quarter	21.87	17.81

      We have never declared or paid dividends to BMC Software stockholders. We do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings otherwise available for cash dividends on the common stock for use in our operations, for acquisitions and for stock repurchases. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

			Total Number of Shares	Approximate Dollar
	Total Number of	Average Price	Purchased as Part of	Value of Shares that
	Shares	Paid per	Publicly Announced	May Yet Be Purchased
Period	Purchased	Share	Program(1)	Under the Program(1)

January 1-31, 2004	122,000	$19.92	122,000	$355,003,679
February 1-29, 2004	1,165,000	$19.87	1,165,000	$337,826,671
March 1-31, 2004	1,290,136	$18.89	1,290,136	$307,436,456
Total	2,577,136	$19.38	2,577,136	$307,436,456

(1)	In April 2000, our Board of Directors authorized a $500 million stock repurchase program. In July 2002, the Board of Directors increased the authorized stock repurchase program by $500 million. At the end of fiscal 2004, there was approximately $307 million remaining in the stock repurchase program. This program does not have an expiration date.

      Information regarding our equity compensation plans as of March 31, 2004 is incorporated by reference into Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.                         Selected Financial Data

      The following selected consolidated financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended

March 31, 2004, are derived from the Consolidated Financial Statements of BMC Software, Inc. and its subsidiaries. The following acquisitions during the five-year period ended March 31, 2004 were accounted for under the purchase method and, accordingly, the financial results of these acquired companies have been included in our financial results below from the indicated acquisition dates: New Dimension Software Ltd. in April 1999, Evity, Inc. (Evity) in April 2000, OptiSystems Solutions Ltd. (OptiSystems) in August 2000, Perform, SA in March 2001, Remedy in November 2002, IT Masters in March 2003 and Magic Solutions (Magic) in February 2004.

      Prior to April 1, 2002, we were amortizing our acquired goodwill and intangible assets over three to five-year periods, which reflected the estimated useful lives of the respective assets. As of April 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” In accordance with this Statement, goodwill and those intangible assets with indefinite lives are no longer amortized but, rather, are tested for impairment annually and when we believe an event or circumstance has occurred to reduce the fair value of one of these assets below its carrying value. If and when such impairment occurs, the asset is written down to its fair value. Note 5 to the accompanying Consolidated Financial Statements includes a reconciliation of our reported net earnings (loss) and earnings (loss) per share for the year ended March 31, 2002 to those amounts that would have resulted had there been no amortization of goodwill and intangible assets with indefinite lives for those periods. Note 5 to the accompanying Consolidated Financial Statements also discusses impairment charges recorded during the year ended March 31, 2002 related to goodwill and acquired technology, which materially impacted the results for that year.

      The Consolidated Financial Statements for fiscal 2000 and fiscal 2001 have been audited by Arthur Andersen LLP, independent public accountants. The Consolidated Financial Statements for fiscal 2002 through fiscal 2004 have been audited by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements as of March 31, 2003 and 2004, and for each of the three years in the period ended March 31, 2004, the accompanying notes and the reports of the independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K.

	Years Ended March 31,

	2000	2001	2002	2003	2004

	(In millions, except per share data)
Statement of Operations Data:
Total revenues	$1,719.2	$1,509.6	$1,288.9	$1,326.7	$1,418.7
Operating income (loss)	270.5	(8.5)	(283.6)	21.2	(98.9)
Net earnings (loss)	$242.5	$42.4	$(184.1)	$48.0	$(26.8)

Basic earnings (loss) per share	$1.01	$0.17	$(0.75)	$0.20	$(0.12)

Diluted earnings (loss) per share	$0.96	$0.17	$(0.75)	$0.20	$(0.12)

Shares used in computing basic earnings (loss) per share	241.0	245.4	245.0	236.9	226.7

Shares used in computing diluted earnings (loss) per share	253.0	252.5	245.0	237.9	226.7

	As of March 31,

	2000	2001	2002	2003	2004

	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$152.4	$146.0	$330.0	$500.1	$612.3
Marketable securities	923.1	858.0	773.7	515.2	600.7
Working capital	12.3	73.7	316.2	240.6	438.0
Total assets	2,962.1	3,033.9	2,676.2	2,920.4	3,044.8
Deferred revenue	695.2	857.4	943.3	1,168.7	1,401.6
Stockholders’ equity	1,780.9	1,815.3	1,506.6	1,383.4	1,215.2

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction

      We begin Management’s Discussion and Analysis of Results of Operations and Financial Condition (MD&A) with an overview to give the reader management’s perspective on BMC’s results for fiscal 2004 and our general outlook for the current fiscal year. This is followed by a discussion of the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. This discussion is followed by a review of our recent, significant acquisitions. In the next section, we discuss our Results of Operations for fiscal 2003 compared to fiscal 2002 and for fiscal 2004 compared to fiscal 2003. We then provide an analysis of our liquidity and capital resources.

      This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and the accompanying Consolidated Financial Statements and notes thereto. The various sections of MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Certain Risks and Uncertainties” section. Our actual results may differ materially from the results indicated by any forward-looking statements.

Overview

      In response to a challenging first quarter of fiscal 2004, we implemented a restructuring plan to better align our cost structure with existing market conditions. As a result of cost savings, additional license and contractual offerings and improved overall economic conditions, our business began to improve in the second half of fiscal 2004. In the middle of the year, we encouraged our sales force to make it clear to our customers that we offer multiple license models and will be flexible with our customers in how to structure their license arrangement. As a result of this increased emphasis on meeting the customers’ needs and the resultant flexibility, we have seen a significant increase in the number of transactions, which require deferral of the license fees and recognition of such fees ratably over the term of the contract as compared to previous years. Given the record amount of deferred revenue that we experienced during our third quarter, we introduced a new metric called license bookings that reflects the amount of new license contracts signed during a given quarter. License bookings can be calculated from our financial statements by simply summing current period license revenue plus net change to deferred license revenue, both calculated according to U.S. generally accepted accounting principles (GAAP). In both the third and fourth fiscal quarters of 2004, we saw significant year-over-year increases in license bookings. We attribute this growth in license bookings, in part, to our BSM strategy. Throughout the year, BSM has helped us open new accounts, increase new license bookings and close multiple large transactions. As we look ahead to fiscal 2005, we are planning for growth in license bookings and significant improvement in overall operating profit margins.

      Another important metric for us is our cash flows from operations, which were $498.7 million for fiscal 2004. While we continue to expect to generate significant cash flows from operations, we are not expecting the same levels of cash flows in fiscal 2005 for a variety of reasons, primarily that the amount of financed receivables sold to third parties is expected to be less in fiscal 2005 than in fiscal 2004. These issues are discussed in greater detail under “Liquidity and Capital Resources” below.

      In addition to internal development, we continue to look for strategic opportunities to extend our BSM strategy. To this end, we remained acquisitive during fiscal 2004 purchasing the assets of Magic from Network Associates.

      Finally, it is important for our investors to understand that a significant portion of our operating expenses is fixed in the short-term and we plan our expense run-rate based on our expectations of future revenue. If we have a shortfall in revenue in any given quarter, there is an immediate, sometimes significant, effect on our overall earnings.

Industry Conditions

      We believe that buyers of systems management software are now more focused on linking their IT operations and infrastructure with their overall business services. Although technology spending has been depressed over the past few years, there are multiple signs that enterprises around the world are making long-term and strategic commitments to systems management software, particularly with large vendors similar to BMC.

      While we remain optimistic about our business prospects and continue to believe that we are uniquely positioned to be the leading provider of BSM solutions, we recognize that the systems management software marketplace is highly competitive. We compete with a variety of software vendors, including large vendors such as IBM, HP, Computer Associates and a number of smaller software vendors. We compete for new customers and, from time to time, must compete to maintain our relationship with our current customers. This competition can lead to pricing pressure and can affect our margins. We discuss competition in greater detail in the “Certain Risks and Uncertainties” section of MD&A.

Critical Accounting Policies

      The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the U.S. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, valuation of investments and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies, communicated below, with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures below.

Revenue Recognition

      We recognize revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In applying these statements, we exercise judgment in connection with the determination of the amount of software license, maintenance, and professional services revenues to be recognized in each accounting period.

      We recognize software license fees upon meeting all of the following four criteria: execution of the signed contract, delivery of the underlying products to the customer and the acceptance of such products by the customer, determination that the software license fees are fixed or determinable, and determination that collection of the software license fees is probable. If we determine any one of the four criteria is not met, we will defer recognition of the software license revenue until the criteria are met, as required by SOPs 97-2 and 98-9. Maintenance, enhancement and support revenues are recognized ratably over the term of the arrangement on a straight-line basis. We have a history of offering installment contracts to customers and successfully enforcing original payment terms without making concessions. Because our agents, distributors and resellers (collectively “resellers”) act as the principals in the transactions with the end users of our software and the rewards of ownership are passed to the resellers upon the execution of our arrangement with the resellers, we recognize revenue from transactions with resellers on a net basis (the amount actually received by us from the resellers). In addition, we do not offer a right of return, rotation or price protection in our sales to resellers, and it is our policy to only accept orders from resellers that include evidence of an end user agreement. On occasion, we have purchased goods or services for our operations from customers at or about the same time that we licensed our software to these customers. License revenues from such transactions represent less than one percent of our total license revenues in any period. Our professional services revenues also include sales of third-party software products, which typically support our product lines. These revenues are recorded net of amounts payable to the third-party software vendors. Revenues from professional services are recognized as the services are performed. Vendor-specific evidence of the fair value of services is based on daily rates. We enter into contracts for services alone and such contracts are based upon a time and materials basis. Such daily rates are used to assess the vendor-specific objective evidence of fair value in multiple element arrangements.

      When several elements, including software licenses, PCS (post contract support) and professional services, are sold to a customer through a single contract, the license revenues are recognized under the residual model, such that consideration is allocated to the multiple-elements based upon the vendor-specific objective evidence of the fair value of the multiple elements, with the residual being allocated to the license. Revenue allocated to the undelivered elements of a contract is deferred until such time as that element is delivered, or in the case of PCS, such revenue is recognized ratably over the PCS term. We have established vendor-specific objective evidence of the fair value of the PCS through the renewal rates established in contractual arrangements with our customers and through monitoring independent sales of our PCS at the stated renewal rates. We have established a consistent relationship by pricing PCS as a percentage of the license amount. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance, enhancement and support and/or professional services, and where the maintenance, enhancement and support and/or professional services are not essential to the functionality of the delivered software. In the event a contract contains multiple elements for which we have not established vendor-specific objective evidence of the fair value of the elements, all revenues from the contract are deferred until such evidence is established or are recognized on a ratable basis.

Capitalized Software Development Costs Valuation

      We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers in accordance with Statement of Financial Accounting Standards No. 86 (SFAS No. 86). Capitalized software costs are then amortized over the product’s estimated life beginning with general availability of the product. Under SFAS No. 86, we evaluate our capitalized software costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified. Determining net realizable value as defined by SFAS No. 86 requires that we make estimates and use judgment in quantifying the appropriate amount to write off, if any. Actual amounts realized from the software products could differ from our estimates. Also, any future changes to our product portfolio could result in significant increases to research, development and support expenses related to software asset write-offs.

Valuation of Investments

      We account for our investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). Our investments consist of marketable securities and non-

marketable equity securities. Our non-marketable equity securities, totaling $19.2 million at March 31, 2004, are subject to periodic impairment review, which requires significant judgment as there are no open-market valuations. The primary factors used to determine if an other than temporary impairment of marketable securities exists include: the fair value of the investment is significantly below our cost basis; the financial condition of the issuer of the security has deteriorated; whether it is probable that all amounts due are collectible according to the contractual terms of a debt security; the decline in fair value has existed for an extended period of time; if a debt security, such security has been downgraded by a rating agency; and, our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We regularly analyze our portfolio of marketable securities for impairment based on the relevant factors. We have investment policies, which are designed to ensure that our assets are invested in capital-preserving securities. However, from time to time, issuer-specific and market-specific events, as described above, could warrant an impairment write down. We do not believe, unless future events warrant, that the impairment factors listed above will have a material adverse effect on our future results or financial position.

Accounting for Income Taxes

      We provide for the effect of income taxes on our financial position and results of operations in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. Management is required to make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and whether a valuation allowance is needed to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by domestic (including state) and foreign authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. Our judgments, assumptions and estimates relative to the value of our deferred tax assets take into account positive and negative evidence and predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our assumptions, judgments and estimates of recoverable net deferred tax assets inaccurate and, thus, materially impact our financial position and results of operations.

Acquisitions

      In November 2002, we acquired the assets of Remedy from Peregrine Systems, Inc. (Peregrine) for cash of $355.0 million plus the assumption of certain liabilities of Remedy. In accordance with the purchase agreement, the cash purchase price was adjusted to $347.3 million subsequent to March 31, 2003. Integration of Remedy’s industry-leading service desk, change management and asset management capabilities with our broad application and component management solutions enables us to deliver end-to-end, closed-loop service management to customers. Together, these solutions build a solid foundation for the IT Service and Applications Management component of the BSM strategy by offering both the delivery and support components of service management designed to be proactive, effective and focused on customer business requirements.

      The acquisition of IT Masters in March 2003 for $43.3 million enables us to deliver the Service Impact Management component of the BSM strategy and enhances our competitive position in the service management market. In accordance with the purchase agreement, the cash purchase price was adjusted to $45.3 million subsequent to March 31, 2003. IT Masters’ MasterCell®technology, renamed PATROL® for Service Impact Management, combines powerful event automation and service modeling capabilities to transform availability and performance data into detailed knowledge about the status of business services and service level agreements.

      In February 2004, we acquired the assets of Magic Solutions (Magic) from Network Associates for cash of $49.3 million plus the assumption of certain liabilities of Magic. The acquisition strengthens our leadership position in the IT Service Management market by increasing our reach to small-and mid-market sized organizations, as Magic has more than 4,000 customers using its service desk solutions.

      These transactions, along with various other immaterial technology acquisitions, were accounted for using the purchase accounting method, and accordingly, the financial results for these entities have been included in our consolidated financial results since the applicable acquisition dates.

      In late April 2004, we announced the signing of a definitive merger agreement with Marimba. The proposed acquisition is subject to customary closing conditions, including the approval of Marimba’s stockholders, and we anticipate closing this transaction during the second fiscal quarter of 2005. Our expected purchase price is approximately $239.0 million. This acquisition will strengthen our BSM-related offerings through the addition of discovery and asset, change and configuration management capabilities.

Historical Information

      Historical performance should not be viewed as indicative of future performance, as there can be no assurance that operating income (loss) or net earnings (loss) as a percentage of revenues will be sustained at these levels. For a discussion of factors affecting operating margins, see the discussions below under the heading “Certain Risks and Uncertainties.”

Results of Operations

      The following table sets forth, for the fiscal years indicated, the percentages that selected items in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) bear to total revenues.

	Percentage of Total
	Revenues Years Ended
	March 31,

	2002	2003	2004

Revenues:
License	48.5%	45.7%	40.7%
Maintenance	44.7	47.9	53.3
Professional services	6.8	6.4	6.0

Total revenues	100.0	100.0	100.0
Selling and marketing expenses	43.3	37.7	43.0
Research, development and support expenses	39.4	36.9	41.3
Cost of professional services	7.5	6.6	5.6
General and administrative expenses	12.0	11.3	12.7
Acquired research and development	—	0.9	0.1
Amortization and impairment of acquired technology, goodwill and intangibles	18.8	5.0	4.3
Merger-related costs and compensation charges	1.0	—	—

Total operating expenses	122.0	98.4	107.0

Operating income (loss)	(22.0)	1.6	(7.0)
Interest and other income, net	5.2	4.9	4.9
Interest expense	—	—	(0.1)
Gain (loss) on marketable securities and other investments	(1.1)	(1.3)	0.1

Other income, net	4.1	3.6	4.9

Earnings (loss) before income taxes	(17.9)	5.2	(2.1)
Income tax provision (benefit)	(3.6)	1.6	(0.2)

Net earnings (loss)	(14.3)%	3.6%	(1.9)%

Revenues

      We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services. We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.

				Percentage Change

	Years Ended March 31,			2003	2004
				Compared to	Compared to
	2002	2003	2004	2002	2003

	(In millions)
License:
North America	$351.4	$325.8	$269.6	(7.3)%	(17.2)%
International	273.6	279.9	307.8	2.3%	10.0%

Total license revenues	625.0	605.7	577.4	(3.1)%	(4.7)%

Maintenance:
North America	355.2	385.7	450.2	8.6%	16.7%
International	220.6	250.1	306.2	13.4%	22.4%

Total maintenance revenues	575.8	635.8	756.4	10.4%	19.0%

Professional services:
North America	45.8	37.5	41.3	(18.1)%	10.1%
International	42.3	47.7	43.6	12.8%	(8.6)%

Total professional services revenues	88.1	85.2	84.9	(3.3)%	(0.4)%

Total revenues	$1,288.9	$1,326.7	$1,418.7	2.9%	6.9%

      Fiscal 2003 Compared to Fiscal 2002. The utilization of existing capacity previously licensed to our customers and difficult economic conditions in domestic and international markets experienced throughout fiscal 2002 continued to impact fiscal 2003, which resulted in reduced information technology spending by many of our customers. Though the number of license transactions declined only 3% during fiscal 2003 as compared to fiscal 2002, tighter budgets and higher required approval levels caused many customers to enter into smaller transactions in terms of dollar value, and the IT spending environment remained depressed. We experienced a decline in the size of transactions with our largest customers, which historically have accounted for a significant portion of our revenues. As discussed in Note 2 to the accompanying Consolidated Financial Statements, we acquired Remedy in November 2002. Excluding the impact of Remedy revenues subsequent to the acquisition date, total revenues declined 3% in fiscal 2003 primarily as a result of the economic conditions described above and reduced revenues for our PATROL solutions during the first half of fiscal 2003, as discussed below under Product Line Revenues. License revenue deferrals for fiscal 2003 were consistent with fiscal 2002 and, therefore, did not have an impact on the revenue change from year to year. Including Remedy revenues subsequent to the acquisition date, total revenues increased 3% in fiscal 2003.

      Fiscal 2004 Compared to Fiscal 2003. We acquired Magic in February 2004, as discussed in Note 2 to the accompanying Consolidated Financial Statements. Excluding the impact of Remedy and Magic revenues subsequent to the acquisition dates, total revenues declined 8% in fiscal 2004 compared to fiscal 2003 primarily as a result of the significant increase in license revenue deferrals. Though license revenues during the first six months of fiscal 2004 were negatively impacted by reduced IT spending by many of our customers, as discussed above, we believe that the global IT spending environment is beginning to improve, as customers were more willing to consider new IT projects and to commit to larger transactions during the second half of fiscal 2004. The number of license transactions over $1 million during the second half of fiscal 2004 increased 65% over the prior year, including nine license transactions over $5 million, eight of which will be recognized over the life of the contract. See further detail of the impact of the change in license revenue deferrals below under “Product License Revenues.” Including Remedy and Magic revenues subsequent to the acquisition dates, total revenues increased 7% in fiscal 2004. Product revenue growth was not materially impacted by inflation in fiscal 2003 and 2004.

Product License Revenues

      The majority of our product license revenues consist of fees related to products licensed to customers on a perpetual basis. Product license fees can be associated with a customer’s licensing of a given software product for the first time or with a customer’s purchase of the right to run a previously licensed product on additional computing capacity or by additional users. In addition to perpetual-based product license fees, our product license revenues also include term license fees which are generated when customers are granted license rights to a given software product for a defined period of time less than 48 months.

      For the years ended March 31, 2002, 2003 and 2004, our recognized revenues were impacted by the changes in our deferred license revenue balance as follows:

	Year Ended March 31,

	2002	2003	2004

	(In millions)
Deferrals of license revenue	$(142.4)	$(134.6)	$(239.2)
Recognition from deferred license revenue	80.2	85.4	105.0

Net impact on recognized license revenue	$(62.2)	$(49.2)	$(134.2)

Deferred license revenue balance at end of year	$168.9	$218.1	$352.3

      Based on licensing trends, increased customer requests for contractual terms that result in deferral of revenue and our recent initiative to ensure we clearly articulate to customers the flexibility that we offer in these areas, we expect that our base of deferred license revenue will continue to grow in fiscal 2005. Also, because of differing maintenance pricing methodologies for legacy BMC products and Remedy products, license revenues in transactions that include both types of products typically must be deferred under the residual method of accounting for multiple element arrangements. We expect the volume of such joint transactions to increase and accordingly, expect the deferred license revenue related to them to increase. The contract terms and conditions that result in deferral of revenue recognition for a given transaction result from arm’s length negotiations between us and our customers. During these negotiations, the contract terms and conditions that result in deferral may be requested by a customer, while in some cases we may suggest inclusion of these terms and conditions where it makes business sense to do so. We may suggest short-term time-based licenses in response to customers’ product mix, pricing and licensing needs. In either case, the resulting contract must be acceptable to both parties. Examples of transactions resulting in the deferral of license revenue would include short-term time-based licenses (generally one to four years), transactions that include both BMC and Remedy products, as noted above, for which vendor-specific objective evidence of the fair value of the PCS does not exist, and transactions that include complex terms and conditions for which we do not have vendor-specific objective evidence of fair value of the PCS. Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is predictable, and our total license revenues to be recognized each quarter become more predictable as a larger percentage of those revenues come from the deferred balance. As of March 31, 2003 and 2004, the average remaining life of the deferred license revenue balance was approximately three and one half years. Of the total deferred license revenue balance at March 31, 2004, we will recognize license revenues of $148.1 million, $89.3 million, $69.3 million and $45.6 million for the fiscal years 2005, 2006, 2007 and thereafter, respectively.

      Our North American operations generated 56%, 54% and 47% of total license revenues in fiscal 2002, 2003 and 2004, respectively. North American license revenues decreased 7% from fiscal 2002 to fiscal 2003 and 17% from fiscal 2003 to fiscal 2004. Excluding the impact of Remedy revenues subsequent to the acquisition date, North American license revenues declined 13% in fiscal 2003. While license revenues were down across most product groups in fiscal 2003 and 2004, the largest contributor to the revenue decline in both years was decreased license revenues for our mainframe data management products. Decreased PATROL license revenues also had a significant impact in both fiscal years. Excluding the impact of Remedy and Magic revenues subsequent to their acquisition dates, North American license revenues decreased 32% in fiscal 2004. However, the decline for fiscal 2004 is primarily due to the impact of deferred license revenue as discussed above, as well as an overall decrease in license bookings, which was comprised of recognized revenues and the net change in deferred license revenue, in this region. While overall economic conditions are improving, the IT spending environment in North America remains challenging.

      International license revenues represented 44%, 46% and 53% of total license revenues in fiscal 2002, 2003 and 2004, respectively. International license revenues increased 2% from fiscal 2002 to fiscal 2003 and increased 10% from fiscal 2003 to fiscal 2004. Excluding the impact of Remedy revenues subsequent to the acquisition date, international license revenues declined 4% in fiscal 2003. Increases in license revenue for our mainframe data management and MAINVIEW products were more than offset by declines for our PATROL, distributed systems data management and scheduling and output management products. Excluding the impact of Remedy and Magic revenues subsequent to their acquisition dates, international license revenues decreased 1% in fiscal 2004. Increased license revenues for our PATROL and scheduling and output management products were more than offset by decreases in our mainframe data management and MAINVIEW products. These decreases were primarily due to the impact of increased deferred license revenue, as discussed above. The international license revenue decline in fiscal 2003 was net of an increase of 6% and the decrease in fiscal 2004 was net of an increase of 10% due to foreign currency exchange rate changes during the periods, after giving effect to our foreign currency hedging program.

Maintenance, Enhancement and Support Revenues

      Maintenance, enhancement and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance, enhancement and support enrollment generally entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems, networks, storage systems and applications. Excluding Remedy, these fees are generally charged annually and such fees have equaled 15% to 20% of the discounted price of the product prior to the program change in the fourth quarter of fiscal 2002 discussed below, and have equaled 20% subsequent to the program change. Remedy’s maintenance fees are generally charged annually and equal 15% to 22% of the list price of the product. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement. In addition, customers may be entitled to reduced maintenance percentages on Remedy products for entering into long-term maintenance contracts that include prepayment of the maintenance fees.

      During the fourth quarter of fiscal 2002, we revised our maintenance program to a single maintenance offering of 24x7 support at a standard rate of 20% of the discounted price of the associated product. In connection with this revision, we have extended our standard warranty and initial support period to one year for all our products, whereas prior to this revision such periods were 90 days for distributed systems products and one year for mainframe products. Because our maintenance revenues include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement, in certain new license transactions the extension of the initial support period for distributed systems products will cause us to recognize more maintenance revenues over time and less license revenues when the transactions occur. While this change in our maintenance program will not have a material effect on our total revenues over time, there has been a negative short-term license revenue impact coupled with an increase in deferred maintenance revenue. As discussed above, this maintenance program does not apply to Remedy products.

      Maintenance revenues increased 10% in fiscal 2003 and 19% in fiscal 2004 primarily as a result of the continuing growth in the base of installed products and the processing capacity on which they run and the additional maintenance revenue associated with Remedy and Magic. Excluding the impact of Remedy revenues subsequent to the acquisition date, maintenance revenues increased 5% in fiscal 2003. Excluding the impact of Remedy and Magic revenues subsequent to their acquisition dates, maintenance revenues increased 2% in fiscal 2004. Maintenance fees increase in proportion to the aggregate processing capacity on which the products are installed; consequently, we receive higher absolute maintenance fees as customers install our products on additional processing capacity. Due to the increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. These discounts, combined with the reduced maintenance percentages for long-term contracts discussed above and the recent decline in our license revenues, have led to lower growth rates for our maintenance revenue excluding Remedy and Magic. Further declines in our license revenue and/or increased discounting could lead to declines in our maintenance revenues. Historically, our maintenance renewal rates have been high, but economic and competitive pressures could cause customers to reduce their licensed capacity and, therefore, the capacity upon which our maintenance, enhancement and support fees are charged. Of the total deferred maintenance revenue balance at March 31, 2004, we will recognize maintenance revenues of $491.9 million, $289.0 million, $149.3 million and $90.7 million in the fiscal years 2005, 2006, 2007 and thereafter, respectively.

Product Line Revenues

Revenues

				Increase (Decrease)
				Between Periods
	Years Ended March 31,
				2003 vs. 2002	2004 vs. 2003
	2002	2003	2004	%	%

	(In millions)
Enterprise Data Management:
Mainframe Data Management	$449.7	$424.2	$388.0	(5.7)%	(8.5)%
Distributed Systems Data Management	125.3	129.7	113.2	3.5%	(12.7)%

	575.0	553.9	501.2	(3.7)%	(9.5)%
Enterprise Systems Management:
PATROL	301.3	275.4	274.7	(8.6)%	(0.3)%
MAINVIEW	160.9	168.4	136.5	4.7%	(18.9)%
Scheduling & Output Management	124.7	136.8	138.8	9.7%	1.5%

	586.9	580.6	550.0	(1.1)%	(5.3)%
Security	31.0	34.3	28.6	10.6%	(16.6)%
Other	7.9	2.1	1.1	(73.4)%	(47.6)%

Remedy	—	70.6	252.9	nm*	nm*

Total license & maintenance revenues	$1,200.8	$1,241.5	$1,333.8	3.4%	7.4%

*	not meaningful.

      Our solutions are broadly divided into four core business units. The Enterprise Data Management group includes products designed for managing database management systems on mainframe and distributed computing platforms. The Enterprise Systems Management group includes our systems management and monitoring, scheduling and output management solutions. The Remedy group includes our service, change and asset management solutions, including our recent acquisition of Magic. The Security group includes products that facilitate user registration and password administration.

      Our Enterprise Data Management solutions combined represented 48%, 45% and 38% of total software revenues for fiscal 2002, 2003 and 2004, respectively. Total software revenues for this group declined 4% from fiscal 2002 to fiscal 2003 and 10% from fiscal 2003 to fiscal 2004. In fiscal 2003, the economic conditions discussed above caused both license and maintenance revenues for our mainframe data management products to decline, more than offsetting an increase in maintenance revenue for our distributed systems data management products. The maintenance revenue decline was primarily a result of lower discounted prices and slowing capacity growth, which was not sufficient to offset these reduced prices. The decline in fiscal 2004 is primarily due to a decrease in license revenues for both the mainframe and distributed systems products. Maintenance revenues for the mainframe products also declined from the prior year, while distributed systems maintenance revenues remained flat. The decline in license revenues was primarily due to the large increase in the net change in deferred license revenue along with decreased license bookings due to increased competition and slower capacity growth.

      Our Enterprise Systems Management solutions combined contributed 49%, 47% and 41% of total software revenues for fiscal 2002, 2003 and 2004, respectively. Total software revenues for this group declined 1% from fiscal 2002 to fiscal 2003 and 5% from fiscal 2003 to fiscal 2004. License revenues decreased in fiscal 2003 primarily due to the continued weakness in IT spending and a reduction in Unix shipments from hardware manufacturers. These external factors, coupled with delays in customer purchase decisions resulting from delays in our release of significant enhancements to components of the PATROL product line during the first half of fiscal 2003, had a direct negative impact on PATROL license revenues, more than offsetting license revenue increases for the MAINVIEW and Scheduling & Output Management product lines and maintenance revenue increases for the PATROL and Scheduling & Output Management solutions. The remaining key PATROL enhancements were delivered at the end of the third quarter of fiscal 2003. Though PATROL license revenues were down for the second half of fiscal 2003 compared to the same period in fiscal 2002, such revenues for the third and fourth quarters increased sequentially over the immediately preceding quarters. These increases were due, in part, to sales from the newly introduced agentless monitoring product, PATROL Express®. For fiscal 2004, a significant decrease in license and maintenance revenues for the MAINVIEW product line due to increased discounts, more than offset the increase in maintenance revenues for the PATROL and Scheduling & Output Management product lines. Also contributing to the decline in revenues for this group was the large increase in the net change in deferred license revenues for the PATROL and Scheduling & Output Management product lines, which offset the increases in license bookings for these products. The growth in license bookings is primarily the result of increased acceptance of the new version of PATROL and transactions generated as a result of our BSM strategy discussed above.

      Our Security solutions contributed 3% of total software revenues for fiscal 2002 and fiscal 2003 and 2% of total software revenues for fiscal year 2004. Total software revenues for this group increased 11% from fiscal 2002 to fiscal 2003 and decreased 17% from fiscal 2003 to fiscal 2004. This decrease in fiscal 2004 was a result of increased competitive pressures. The security product group continues to operate as an independent business unit and currently has a dedicated sales force in North America. In fiscal 2004, the increase in maintenance revenues for Security was more than offset by the decline in license revenues.

      Revenues from our Remedy products for the period from the acquisition date of November 20, 2002 through March 31, 2003 contributed 6% of total software revenues for fiscal 2003, including the impact of the write-down of the acquisition date deferred maintenance revenue. Revenues from our Remedy products for fiscal 2004 and from our Magic products for the period from the acquisition date of February 2, 2004 through March 31, 2004 contributed 19% of total software revenues for fiscal 2004. As the acquisition of Remedy was completed during the third quarter of fiscal 2003, year-to-year comparisons are not meaningful.

Professional Services Revenues

      Professional services revenues, representing fees from implementation, integration and education services performed during the periods represented 7% of total revenues for fiscal 2002 and 6% of total revenues for both fiscal years 2003 and 2004. Professional services revenues declined 3% from fiscal 2002 to fiscal 2003 and remained flat from fiscal 2003 to fiscal 2004. Excluding the impact of Remedy revenues subsequent to the acquisition date, professional services declined 7% in fiscal 2003. Excluding the impact of Remedy and Magic revenues subsequent to their acquisition dates, professional services revenues declined by 14% in fiscal 2004.

The declines in both years are the result of our decreased license revenues, which depresses demand for our implementation and integration services.

Operating Expenses

      Beginning in fiscal 2002, we increased our focus on expense control to better align our cost structure with the realities of a more difficult revenue environment. This initiative included headcount reductions across all divisions and geographies, office consolidations, elimination of certain product lines and reductions in discretionary spending on items such as travel, consulting fees and equipment. We were able to reduce these costs significantly while maintaining our industry-leading product quality, customer support and sales relationships. This initiative has continued throughout fiscal 2004 and will continue into the future, as necessary.

Operating Expenses

				Increase (Decrease)
				Between Periods

	Years Ended March 31,			2003 vs. 2002	2004 vs. 2003
				Compared to	Compared to
	2002	2003	2004	%	%

	(In millions)
Selling and marketing	$558.2	$499.4	$610.2	(10.5)%	22.2%
Research, development and support	508.5	489.8	586.1	(3.7)%	19.7%
Cost of professional services	97.0	86.8	79.2	(10.5)%	(8.8)%
General and administrative	154.2	150.2	180.1	(2.6)%	19.9%
Acquired research and development	—	12.0	1.0	nm	nm
Amortization and impairment of acquired technology, goodwill and intangibles	241.8	66.7	61.0	(72.4)%	(8.5)%
Merger-related costs and compensation charges	12.8	0.6	—	(95.3)%	(100.0)%

Total operating expenses	$1,572.5	$1,305.5	$1,517.6	(17.0)%	16.2%

Selling and Marketing

      Our selling and marketing expenses primarily include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars, and represented 43%, 38% and 43% of total revenues in fiscal 2002, 2003 and 2004, respectively. Selling and marketing expenses decreased 11% from fiscal 2002 to fiscal 2003 and increased 22% from fiscal 2003 to fiscal 2004. Excluding the impact of Remedy expenses subsequent to the acquisition date and costs related to exit activities, selling and marketing expenses decreased 12% from fiscal 2002 to fiscal 2003. Personnel costs were the largest contributor to the expense decline as a result of headcount reductions during the year. Advertising, marketing and travel costs also decreased in fiscal 2003. Excluding the impact of Remedy and Magic expenses subsequent to the acquisition date, selling and marketing expenses increased 9% in fiscal 2004. Excluding the impact of Remedy and Magic expenses and costs related to exit activities, selling and marketing expenses decreased 2% from fiscal 2003 to fiscal 2004. The decline is primarily related to decreases in personnel expenses and travel primarily due to our restructuring activities, which were slightly offset by an increase in commissions, sales seminars and advertising expenses. The increase in commission expense in fiscal 2004 occurred late in the fiscal year when the actual mix of the license and maintenance components in our largest sales transactions differed from the historical norm, upon which the 2004 commission plan was established. Because of this shift in the license and maintenance mix, the commission rate effectively increased during this time period. The increase in commission expense in fiscal 2004 occurred late in the fiscal year when the actual mix of the license and maintenance components in our largest sales transactions differed from the historical norm, upon which the 2004 commission plan was established. Because of this shift in the license and maintenance mix, the commission rate effectively increased during this time period.

Research, Development and Support

      Research, development and support expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include costs associated with the maintenance, enhancement and support of our products, computer hardware/ software costs, telecommunications and personnel expenses necessary to maintain our data processing center, royalties and the effect of software development cost capitalization and amortization. Research, development and support costs were reduced in all three fiscal years by amounts capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The following table summarizes the amounts capitalized and amortized during fiscal 2002, 2003 and 2004. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

	Years Ended March 31,

	2002	2003	2004

	(In millions)
Software development and purchased software costs capitalized	$(104.2)	$(88.2)	$(53.3)
Total amortization	115.7	107.6	107.5

Net increase (decrease) in research, development and support expenses	$11.5	$19.4	$54.2

Accelerated amortization included in total amortization above	$57.2	$47.4	$19.1

      As a result of the changes in market conditions and research and development headcount reductions during fiscal 2002 and fiscal 2003, we focused more on our core businesses. As part of this effort, we reviewed our product portfolio during fiscal 2002 and fiscal 2003 and discontinued certain products. To the extent that there were any capitalized software development costs remaining on the balance sheet related to these products, we accelerated the amortization to write off these balances. The continued need to accelerate amortization to maintain our capitalized software costs at net realizable value, the results of the valuation performed for the Remedy acquisition that indicated a three-year life was appropriate for that acquired technology and changes in the average life cycles for certain of our software products caused us to evaluate the estimated economic lives for our internally developed software products. As a result of this evaluation, we revised the estimated economic lives of certain products as of January 1, 2003, such that most products will be amortized over an estimated life of three years. These changes in estimated economic lives resulted in an additional $12.4 million and $36.8 million of amortization expense in fiscal 2003 and fiscal 2004, respectively, and reduced basic and diluted earnings per share for the years ended March 31, 2003 and 2004 by $0.03 per share and $0.14 per share, respectively.

      Research, development and support expenses decreased 4% from fiscal 2002 to fiscal 2003 and increased 20% from fiscal 2003 to fiscal 2004. Excluding the impact of Remedy expenses subsequent to the acquisition date and costs related to exit activities, research and development expenses decreased 2% from fiscal 2002 to fiscal 2003 primarily as a result of reductions in personnel, professional fees and royalty costs which more than offset the net effect of software cost capitalization and amortization detailed above.

      Excluding the impact of Remedy and Magic expenses subsequent to their acquisition dates, research, development and support expenses increased 13% in fiscal 2004. Excluding the impact of Remedy and Magic expenses and costs related to exit activities, research and development expenses remained flat from fiscal 2003 to fiscal 2004, as the net effect of the software cost capitalization and amortization shown above increased overall research, development and support expense, which was offset by decreased personnel costs. The decrease in software development and purchased software cost capitalization is due to the overall reduction in research and development headcount as compared to the prior year, expansion of our operations into different locations and two significant products becoming generally available (GA) during the third fiscal quarter of 2004.

      During fiscal 2002, we also wrote off software assets totaling $14.9 million associated with certain business information integration products that were discontinued during the year as a result of the dissolution of that business unit as part of our restructuring plan. This charge is discussed further below under the heading “— Exit Activities and Related Costs.”

Cost of Professional Services

      Cost of professional services consists primarily of personnel costs associated with implementation, integration and education services that we perform for our customers, and the related infrastructure to support this business. Cost of professional services decreased 11% from fiscal 2002 to 2003 and 9% from fiscal 2003 to fiscal 2004. Excluding the impact of Remedy expenses subsequent to the acquisition date and costs related to exit activities, cost of professional services declined 13% from fiscal 2002 to fiscal 2003 resulting primarily from headcount reductions during the period as a result of the decline in professional services revenues. Excluding the impact of Remedy and Magic expenses subsequent to their acquisition dates, cost of professional services declined 19% from fiscal 2003 to fiscal 2004. Excluding the impact of Remedy and Magic expenses and costs related to exit activities, cost of professional services declined 22% from fiscal 2003 to fiscal 2004. The decrease resulted primarily from lower headcount throughout fiscal 2004 and decreased travel and lodging and bad debt expense.

General and Administrative

      General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, IT, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects, insurance and bad debt expense related to maintenance billings. General and administrative expenses decreased 3% and increased 20% in fiscal years 2003 and 2004, respectively. Excluding the impact of Remedy expenses subsequent to the acquisition date and costs related to exit activities, general and administrative expenses declined 8% from fiscal 2002 to fiscal 2003 primarily as a result of reduced bad debt expense, legal fees and shipping costs, which more than offset increases in personnel, insurance and travel costs. Excluding the impact of Remedy and Magic expenses subsequent to their acquisition dates, general and administrative expenses increased 14%. Excluding the impact of Remedy and Magic expenses and costs related to exit activities, general and administrative expenses increased 12% from fiscal 2003 to fiscal 2004. The increase included higher consulting fees, primarily related to Sarbanes-Oxley compliance and an ongoing infrastructure software implementation, higher legal and professional fees and an increase in bad debt expense.

Acquired Research and Development

      During the years ended March 31, 2003 and 2004, we wrote off acquired in-process research and development (IPR&D) totaling $12.0 million in connection with the acquisition of the assets of Remedy and $1.0 million in connection with the acquisition of the assets of Magic, respectively. We did not record a charge related to acquired in-process research and development as a result of our various immaterial acquisitions during the year ended March 31, 2002 or the acquisition of IT Masters during the year ended March 31, 2003. The amount allocated to IPR&D represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended, related to incomplete research and development projects. At the date of acquisitions, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition dates, during the fiscal years 2003 and 2004.

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

      In the present value calculations, aggregate revenues for the Remedy and Magic developed, in-process and future products were estimated to grow at compounded annual growth rates of approximately 15% and 8%, respectively, for the five years following acquisition, assuming the successful completion and market acceptance of the major current and future research and development programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

      A risk-adjusted discount rate was applied to the cash flows of each of the products’ projected income stream for the five years following the acquisition. These discount rates assume that the risk of revenue streams for new technology is higher than that of existing revenue streams. The discount rates used in the present value calculations were generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology and the uncertainty of technology advances that are known at the transaction date. Product-specific risk includes the stages of completion of each product, the complexity of the development work completed to date, the likelihood of achieving technological feasibility and market acceptance.

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

Amortization and Impairment of Acquired Technology, Goodwill and Intangibles

      Under the purchase accounting method for certain of our acquisitions, portions of the purchase prices were allocated to goodwill, acquired technology and other intangible assets. Prior to April 1, 2002, we were amortizing all of these intangibles over three to five-year periods, which reflected the estimated useful lives of the respective assets. As of April 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this Statement, goodwill and those intangible assets with indefinite lives are no longer amortized, but rather are tested for impairment annually and when events or circumstances indicate that their fair value has been reduced below carrying value. Acquired technology continues to be amortized under SFAS No. 86. See Note 5 to the accompanying Consolidated Financial Statements for a reconciliation of our reported net earnings (loss) and earnings (loss) per share to those amounts that would have resulted had there been no amortization of goodwill and intangible assets with indefinite lives for all periods presented. We assigned our goodwill to the applicable reporting units and tested it for impairment, upon adoption of SFAS No. 142 as of April 1, 2002, and as of January 1, 2003 and 2004 for the required annual testing. The fair value of each of our reporting units with goodwill assigned exceeded the respective carrying value of the reporting unit’s allocated net assets, including goodwill, and therefore, no goodwill was considered impaired as of any date.

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

      We evaluated our acquired technology under the provisions of SFAS No. 86, our other intangibles under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and of Long-lived Assets to be Disposed Of,” and our enterprise-level goodwill under the provisions of Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets.” The impairment charges for acquired technology reflect the amounts by which the carrying values exceeded the estimated net realizable values of the products. The net realizable values for acquired technology were estimated as the future gross revenues from the products reduced by the estimated future costs of completing and disposing of the products, including the costs of performing maintenance and customer support required to satisfy our responsibilities set forth at the time of sale. The impairment charges for goodwill reflect the amounts by which the carrying values exceeded the estimated fair values of these assets. Fair value was determined by estimated future net cash flows related to these assets. No impairment was identified for our other intangible assets. Impairment charges recorded in fiscal 2002 by asset category were as follows:

			Total
	Acquired		Impairment
	Technology	Goodwill	Charge

	(In millions)
Acquisition:
New Dimension	$8.4	$—	$8.4
Evity	0.8	21.6	22.4
OptiSystems	2.0	20.2	22.2
Perform S.A.	4.3	6.0	10.3

Total	$15.5	$47.8	$63.3

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

Exit Activities and Related Costs

      During fiscal 2002, we implemented a restructuring plan to better align our cost structure with existing market conditions. This plan included the involuntary termination of 1,260 employees during the year. These actions were across all divisions and geographies and the affected employees received cash severance packages. During fiscal 2002, we also discontinued certain business information integration products as a result of the dissolution of that business unit, and announced the closure of certain locations throughout the world. A charge of $52.9 million was recorded during fiscal 2002 for employee severance, the write-off of software assets related to discontinued products, net of proceeds from the sale of a portion of the related technology, and office closures. As of March 31, 2003, all disbursements related to this restructuring plan had been paid.

      During fiscal 2002, we sold our enterprise data propagation (EDP) technology for a minority equity investment in the purchaser and future cash payments to be made based on the purchaser’s quarterly sales to our former EDP customers over the following four years. As these products were part of the discontinued business information integration products, the proceeds will be recorded as a reduction of restructuring costs, as a recovery of the amount previously written off for these products. For fiscal 2002, proceeds of $0.2 million were recorded, reflecting the estimated fair value of the equity investment received. As the future cash payments, if any, cannot be estimated, they will be recorded in the periods received as a reduction of restructuring costs up to the amount previously written off. Any receipts in excess of the related asset write-off will be reflected as other income.

      The expenses related to the exit activities are reflected in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

Year Ended March 31, 2002

				Write-off of
	Severance &			Software
	Related		Incremental	Development
	Costs	Facilities	Depreciation	Costs	Total

Selling and marketing expenses	$14.8	$4.3	$0.3	$—	$19.4
Research, development and support expenses	14.3	0.3	—	14.7	29.3
Cost of professional services	1.7	—	—	—	1.7
General and administrative expenses	2.4	0.1	—	—	2.5

Total included in operating expenses	$33.2	$4.7	$0.3	$14.7	$52.9

      During fiscal 2004, we implemented a plan to better align our cost structure with existing market conditions. This plan included the involuntary termination of approximately 785 employees during the year ended March 31, 2004. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. As a global enterprise, we have been expanding our operations for a number of years in attractive labor markets, including in our offices in India and Israel. Our plan to better align our cost structure with existing market conditions has, to an extent, accelerated our existing global expansion plans by exiting leases in certain locations around the world, reducing the square footage required to operate those locations and relocating those operations to lower cost facilities. These relocation efforts were completed as of December 31, 2003. Charges for exit costs of $110.1 million were recorded for the year ended March 31, 2004, for employee severance and related costs and exited leases. Additionally, $14.1 million of incremental depreciation expense was recorded during the year ended March 31, 2004, related to the changes in estimated depreciable lives for leasehold improvements in locations to be exited and for certain information technology assets that will be eliminated as a result of the plan. These changes in estimated lives reduced basic and diluted earnings per share by $0.05 for the year ended March 31, 2004. The expenses related to the exit activities are reflected in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

Year Ended March 31, 2004

	Severance
	& Related		Incremental
	Costs	Facilities	Depreciation	Total

	(In millions)
Selling and marketing expenses	$17.5	$34.0	$5.0	$56.5
Research, development and support expenses	10.5	42.4	8.4	61.3
Cost of professional services	2.4	—	—	2.4
General and administrative expenses	3.1	0.2	0.7	4.0

Total included in operating expenses	$33.5	$76.6	$14.1	$124.2

      As of March 31, 2004, $68.6 million of severance and facilities costs related to actions completed under the plan remained accrued for payment in future periods, as follows:

					Cash
					Payments
	Balance at				Net of	Balance at
	March 31,	Charged to		Adjustments	Sublease	March 31,
	2003	Expense	Accretion	to Estimates	Income	2004

	(In millions)
Severance and related costs	$—	$33.5	$—	$—	$(29.6)	$3.9
Facilities costs	—	75.6	0.7	0.3	(11.9)	64.7

Total accrual	$—	$109.1	$0.7	$0.3	$(41.5)	$68.6

      The amounts accrued at March 31, 2004 related to facilities costs represent the fair value of lease obligations related to exited locations, net of estimated sublease income that could be reasonably obtained in the future and will be paid out over the remaining lives of the applicable leases, the last of which ends in fiscal 2011. Other than potential adjustments to these lease accruals based on actual subleases entered in the future, we do not expect any significant additional severance or facilities charges subsequent to March 31, 2004. We expect to pay all amounts accrued for severance and related costs in fiscal 2005. Accretion (the increase in present value of amounts that have been discounted) and adjustments to original estimates are included in operating expenses. We expect annual operating expense savings of approximately $100 million to $120 million relative to our projected personnel and facilities expenses before our restructuring actions. We began to realize savings in our third fiscal quarter related to personnel and facilities costs.

Merger-Related Costs and Compensation Charges

      During fiscal 2002 and 2003, we recorded merger-related compensation charges of $13.2 million and $0.6 million, respectively. These compensation charges are primarily related to the vesting of common stock issued as part of the Evity acquisition in fiscal 2001 to certain Evity employee shareholders who we employed after the acquisition. Vesting was complete during the first quarter of fiscal 2003.

      Also during fiscal 2002 $0.4 million of previously accrued merger costs related to the Boole merger were reversed, as certain lease and severance obligations were satisfied at amounts below the amounts originally estimated. These reversals are reflected as a reduction of merger-related costs and compensation charges in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2002.

Other Income, Net

      Other income, net, consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables, gains and losses on marketable securities and other investments and interest expense on capital leases and short-term borrowings. Other income, net, decreased 9% from fiscal 2002 to fiscal 2003 and increased 44% from fiscal 2003 to fiscal 2004. In fiscal 2003, the decrease in other income, net, primarily relates to increased write-downs of marketable securities as a result of fair value declines determined to be other than temporary totaling $13.4 million. Fiscal 2003 other income, net, also included $4.5 million of impairment charges related to other equity investments. The increase in fiscal 2004 other income, net, is due to the gain on the licensing of our PATROL Storage Manager product to EMC Corporation, increased investment income, including the realized recovery of previously written down marketable securities, and an increase in rental income over the prior year, which was slightly offset by $4.0 million of impairment charges related to other equity investments.

Provision for Income Taxes

      We recorded an income tax benefit of $46.4 million in fiscal 2002, an income tax expense of $21.3 million in fiscal 2003 and an income tax benefit of $2.6 million in fiscal 2004. Our effective tax rates were 20%, 31%, and 9% for fiscal 2002, 2003 and 2004, respectively. The effective tax rate is impacted primarily by the tax effect of lower income taxes on foreign earnings, tax-exempt interest income, state income taxes and other non-deductible items. In fiscal 2004, we recorded a valuation allowance against our deferred tax assets of $25 million, of which $15.2 million impacted our effective tax rate. For a detailed analysis of the differences between the statutory and effective income tax rates, see Note 6 to the accompanying Consolidated Financial Statements.

      In evaluating our ability to realize our net deferred tax asset we consider all available evidence, both positive and negative, including our past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies, and our forecast of future taxable income. In considering these sources of taxable income, we are responsible for making certain assumptions and judgments that are based on the plans and estimates we use to manage the underlying business of the Company. Changes in our assumptions and estimates may materially impact the Company’s income tax expense for the period. We will continue to evaluate the realizability of our deferred tax assets on a quarterly basis. During fiscal 2004, we determined that this positive and negative evidence did not support recording the entire net deferred tax asset available. In accordance with this judgment, we have recorded a valuation allowance of $25 million against the net deferred tax asset. See Note 6 to the accompanying Consolidated Financial Statements for more information regarding our deferred tax assets.

      We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the United States or these foreign earnings would be remitted to the United States without incremental United States tax cost because of foreign tax credits. At March 31, 2004, the cumulative earnings upon which United States taxes have not been provided were approximately $778.0 million. If these earnings were repatriated to the United States, or they were no longer permanently re-invested under APB 23, the potential deferred tax liability for these earnings would be approximately $252.0 million, assuming full utilization of the foreign tax credits associated with these earnings.

      We have federal net operating loss carryforwards of $96.6 million that will expire between 2005 and 2024, foreign tax credit carryforwards of $23.4 million that will expire between 2005 and 2009 and research and development tax credit carryforwards of $4.5 million that will expire in 2021. Of the $96.6 million net operating loss carryforwards, $2.1 million will expire in 2005. If we were not able to utilize the $2.1 million net operating loss, the expiration of this deferred tax asset would be partially offset by a $0.9 million valuation allowance that is recorded against this asset. Of the $23.4 million foreign tax credit carryforwards, $3.4 million will expire in 2005. We do not have a valuation allowance recorded against this $3.4 million deferred tax asset and if it expires unutilized we would record additional deferred tax expense of $3.4 million in fiscal 2005.

      As disclosed in previous filings, our corporate income tax returns for the fiscal years ended March 31, 1998 and 1999 were audited by the Internal Revenue Service (“IRS”). The IRS proposed certain adjustments to our tax returns, and we filed a protest to the IRS Appeals (“Appeals”) division. We continue to work with Appeals to finalize these audits. The IRS also issued a Revenue Agent’s Report (“RAR”) to us on March 2, 2004, for the fiscal years ended March 31, 2000 and 2001. The changes proposed by the RAR are primarily related to our inter-company pricing with our foreign affiliate vis-à-vis the US Internal Revenue Code Section 482 rules and the regulations therein. We have filed a formal protest and requested a conference with the Office of Appeals. See Note 6 to the accompanying Consolidated Financial Statements for additional information.

Recently Issued Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our consolidated financial position or results of operations. We have provided the required disclosures in Note 9 to the accompanying Consolidated Financial Statements.

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continue to account for our stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25 and related interpretations and therefore the transition provisions will not have an impact on our consolidated financial position or results of operations. We have provided the required expanded disclosures in Note 1(k) to the accompanying Consolidated Financial Statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, and In December 2003, the FASB issued a revised Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, (collectively FIN 46), both of which address consolidation of variable interest entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period ending after March 15, 2004. The adoption of FIN 46 during fiscal 2004 did not have a material impact on our consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except for the provisions that relate to SFAS No. 133 Implementation Issues that have been effective for quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires an issuer to classify specified financial instruments with characteristics of both liabilities and equity as liabilities that were previously classified either entirely as equity or between the liabilities section and the equity section of the statement of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial position or results of operations.

Quarterly Results

      The following table sets forth certain unaudited quarterly financial data for the fiscal years ended March 31, 2003 and 2004. This information has been prepared on the same basis as the accompanying Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

	Quarters Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2002	2002	2002	2003	2003	2003	2003	2004

	(In millions, except per share data)
Total revenues	$305.2	$291.2	$349.6	$380.7	$309.9	$333.8	$374.8	$400.2
Selling and marketing expenses	119.5	112.8	129.4	137.7	137.9	140.2	177.4	154.7
Research, development and support expenses	118.1	112.7	120.2	138.8	127.3	147.1	177.5	134.2
Cost of professional services	21.4	20.9	22.3	22.2	19.0	20.0	19.9	20.3
General and administrative expenses	36.0	35.4	41.1	37.7	37.3	47.9	46.9	48.0
Acquired research and development	—	—	12.0	—	—	—	—	1.0
Amortization and impairment of acquired technology, goodwill and intangibles	12.4	12.4	17.8	24.1	15.6	15.3	14.5	15.6
Merger-related costs and compensation charges	0.6	—	—	—	—	—	—	—

Operating income (loss)	(2.8)	(3.0)	6.8	20.2	(27.2)	(36.7)	(61.4)	26.4

Net earnings (loss)	$5.2	$10.1	$12.1	$20.6	$(6.1)	$(13.2)	$(44.4)	$36.9

Basic EPS	$0.02	$0.04	$0.05	$0.09	$(0.03)	$(0.06)	$(0.20)	$0.16

Diluted EPS	$0.02	$0.04	$0.05	$0.09	$(0.03)	$(0.06)	$(0.20)	$0.16

Shares used in computing basic EPS	240.9	239.1	234.6	232.7	229.6	227.1	225.5	224.6

Shares used in computing diluted EPS	242.5	239.8	235.5	234.0	229.6	227.1	225.5	227.9

Liquidity and Capital Resources

      One of our key strategies is to maintain and improve our capital structure. The key metrics we focus on in analyzing the strength of our balance sheet are summarized in the table below:

	Years Ended March 31,

	2002	2003	2004

	($ in millions)
Cash provided by operating activities	$582.8	$605.6	$498.7
Cash, cash equivalents, and marketable securities*	$1,103.7	$1,015.3	$1,213.0
Accounts Receivable, net (includes current finance receivables)	$312.5	$340.8	$348.1
— Days Sales Outstanding (Q4)	85	81	79
Treasury stock acquired	$155.1	$211.6	$170.1
Cash paid for technology acquisitions and other investments, net of cash acquired	$19.9	$408.2	$61.0

*	Includes both short and long term marketable securities.

Operating Activities

      The table below aggregates certain line items from the cash flow statement to present the key items affecting cash from operating activities (in millions):

	Years Ended March 31,

	2002	2003	2004

Net income (loss) after non-cash adjustments	$280.5	$333.2	$196.0
Decrease in accounts receivable and finance receivables	231.3	12.7	25.7
Increase in current and long-term deferred revenue	109.3	194.0	222.9
All other, net	(38.3)	65.7	54.1

Net cash provided by operating activities	$582.8	$605.6	$498.7

      The full Consolidated Statements of Cash Flows is included in the Consolidated Financial Statements.

•	In fiscal 2003, the Company received a significant tax refund. In fiscal 2004, the decrease in net income (loss) after non-cash adjustments is primarily due to a net loss for the period and a build-up of deferred income tax benefits.

•	We continue to finance our operations primarily through funds generated from operations. Our primary source of cash is the sale of our software licenses, software maintenance and professional services. We believe that our existing cash balances and funds generated from operations will be sufficient to meet our liquidity requirements for the foreseeable future. However, we have a history of acquiring companies. If we were to make a significant acquisition in the future, we might find it advantageous to utilize third-party financing sources based on factors such as our then available cash, its source (domestic vs. international), the cost of financing and our internal cost of capital.

•	The net decrease in receivables was the result of strong management focus on collections as evidenced in our days sales outstanding, 81 days for the fourth quarter in fiscal 2003 to 79 days for the fourth quarter in fiscal 2004.

•	The success of the recently introduced flexible license offerings was a key driver in the growth in bookings, which resulted in incremental cash flows.

•	Our working capital as of March 31, 2004, was $438.0 million, reflecting an increase from the March 31, 2003 balance of $240.6 million due primarily to positive operating cash flow from operations and an increase in current marketable securities due to the timing of the securities’ respective maturities.

Investing Activities

      The table below aggregates certain line items from the cash flow statement to present the key items affecting investing activities (in millions):

	Years Ended March 31,

	2002	2003	2004

Cash paid for technology acquisitions and other investments, net of cash acquired	$(19.9)	$(408.2)	$(61.0)
Purchases of property and equipment	(64.3)	(23.6)	(50.4)
All other, net	(24.4)	182.3	(137.0)

Net cash used in investing activities	$(108.6)	$(249.5)	$(248.4)

      The full Consolidated Statements of Cash Flows is included in the Consolidated Financial Statements.

•	During fiscal 2003, we acquired IT Masters and the assets of Remedy, and in fiscal 2004, we acquired the assets of Magic.

•	Purchases of property and equipment are primarily for computer hardware and software, as well as leasehold improvements.

•	The main components of other cash used in investing activities were the net purchases of marketable securities and capitalization of software development costs.

Financing Activities

      The table below aggregates certain line items from the cash flow statement to present the key items affecting our financing activities (in millions):

	Years Ended March 31,

	2002	2003	2004

Payments on borrowings	$(150.0)	$(1.2)	$—
Treasury stock acquired	(155.1)	(211.6)	(170.1)
All other, net	21.3	26.1	26.4

Net cash used in financing activities	$(283.8)	$(186.7)	$(143.7)

      The full Consolidated Statements of Cash Flows is included in the Consolidated Financial Statements.

•	There were no borrowings during fiscal 2004 and the main use of cash in financing activities was the acquisition of treasury stock. During the year, approximately 10.0 million shares of treasury stock were purchased. We plan to be consistent with our historical treasury stock purchase practices, subject to market conditions, other possible uses of our cash and our domestic liquidity position. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters-Issuer Purchases of Equity Securities.”

•	The exercise of stock options was the primary source of cash in financing activities.

Cash, Cash Equivalents and Marketable Securities

      At March 31, 2004, our cash, cash equivalents and marketable securities were $1,213.0 million, an increase of $197.7 million from the March 31, 2003 balance. As discussed in more detail below, this increase is primarily due to positive operating cash flow, which was offset by the cash funding for the Magic acquisition and other investing activities and treasury stock purchases. Approximately three-quarters of the $1,213.0 million of cash, cash equivalents and marketable securities at March 31, 2004 is held in international locations and was largely generated from our international operations. Our international operations have generated approximately $778.0 million of earnings for which U.S. income taxes have not been recorded. These earnings would be subject to U.S. income tax if repatriated to the United States. The potential deferred tax liability for these earnings is approximately $252.0 million; however, we have not provided a deferred tax liability on any portion of the $778.0 million as we plan to utilize our cash in international locations for foreign investment purposes. During fiscal 2003 and 2004, we utilized cash held in international locations to fund a portion of the Remedy purchase price, based upon the valuation of the foreign assets of Remedy acquired, the IT Masters purchase price and the assets of Magic.

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

Finance Receivables

      We provide financing on a portion of our sales transactions to customers that meet our specified standards of creditworthiness. Our practice of providing financing at reasonable interest rates enhances our competitive position. We participate in established programs with third-party financial institutions to securitize or sell a significant portion of our finance receivables, enabling us to collect cash sooner and remove credit risk. When we sell receivables in securitizations, we retain a beneficial interest in the securitized receivables, which is subordinate to the interests of the investors in the securitization conduit entities. At March 31, 2003 and 2004, the fair value of our retained subordinate interests was $14.2 million and $5.6 million, respectively, and is included in long-term finance receivables in the accompanying Consolidated Balance Sheets. Our maximum exposure to loss at March 31, 2004, as a result of our involvement with the conduit entities is limited to the carrying value of the retained subordinate interest. Other finance receivables are sold to third-party financial institutions on a non-recourse basis. We record such transfers of beneficial interests in finance receivables to third-party financial institutions as sales of such finance receivables when we have surrendered control of such receivables, including determining that such assets have been isolated beyond our reach and the reach of our creditors. We have not guaranteed the transferred receivables and have no obligation upon default. During the years ended March 31, 2002, 2003 and 2004, we transferred $263.0 million, $376.8 million and $288.7 million, respectively, of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis. However, to meet the needs of our customers we have been providing more licensing options, and this increased focus on flexibility may lead to more customer transactions where cash payments will be received over time. This flexibility will reduce our ability to transfer finance receivables in the future and will reduce our cash flow from operations in the near term. See Note 4 to the accompanying Consolidated Financial Statements.

      Beginning in the quarter ended December 31, 2002, the change in long-term finance receivables has been reported as a component of cash flows from operating activities, whereas this was previously reported as a component of cash flows from investing activities. All periods presented have been reclassified for consistency. The change in long-term finance receivables increased net cash provided by operating activities by $60.0 million in fiscal 2002, $0.5 million in fiscal 2003 and $17.2 million for fiscal 2004, respectively.

Treasury Stock Purchased

      On April 24, 2000, our board of directors authorized the purchase of up to $500.0 million in common stock, and on July 30, 2002, they authorized the purchase of an additional $500.0 million. During the year ended March 31, 2004, we purchased 10.0 million shares for $170.1 million. From the inception of the repurchase plan through March 31, 2004, we have purchased 39.3 million shares for $692.6 million. The repurchase program is funded solely with domestic cash and investments, and, therefore, affects the overall domestic versus foreign liquidity balances.

Contractual Obligations

      Following is a summary of our contractual obligations as of March 31, 2004:

	Payments Due by Period

	1-3 Years	4-5 Years	After 5 Years	Total

Capital lease obligations	$15.0	$0.8	$—	$15.8
Operating lease obligations	206.3	74.9	82.8	364.0
Purchase obligations(1)	4.4	0.1	—	4.5

Total contractual obligations(2)	$225.7	$75.8	$82.8	$384.3

(1)	Represents obligations under agreements with non-cancelable terms to purchases goods or services. The agreements are enforceable and legally binding, and specify specific terms, including quantities to be purchased and the timing of the purchase.

(2)	Total does not include contractual obligations recorded on the balance sheet as current liabilities, other than capital lease obligations.

Off-Balance Sheet Arrangements

      We use off-balance sheet arrangements where the economics and sound business principles warrant their use. Our principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets generated in the ordinary course of business by us and our subsidiaries. The assets securitized and sold (“transferred”) by us consist principally of trade finance receivables. We utilize a financial subsidiary and various wholly owned special-purpose entities in these transfers. These entities are fully consolidated in our financial statements. We record the transfers as sales of the related accounts receivable when we are considered to have surrendered control of such receivables in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

      As discussed in Note 4 to the Consolidated Financial Statements, in fiscal 2002 and 2003 we sold securitized finance receivables from customers with investment-grade credit ratings through two special-purpose entities sponsored by third-party financial institutions. These entities are multi-seller conduits with access to commercial paper markets (the “conduit entities”) that purchase interests in receivables from numerous other unrelated companies, as well as BMC. In a securitization transaction, we sell a senior interest in the receivables at a discount to a conduit entity in exchange for cash. Though wholly owned and consolidated by BMC, the special purpose entity’s assets are legally isolated from our general creditors, and the conduit entities’ investors have no recourse to our other assets for the failure of our customers to pay when due. We have no ownership in either of the conduit entities and have no voting influence over the conduit entities’ operating and financial decisions. We retain a beneficial interest in securitized receivables which is subordinate to the interests of the investors in the conduit entities. The value of our retained subordinate interests is subject to credit and interest rate risk on the transferred financial assets.

      We expect the use of off-balance sheet arrangements by us to decrease as we continue to offer more flexible license terms to our customers.

Acquisitions

      In late April 2004, we announced the signing of a definitive merger agreement with Marimba. The proposed acquisition is subject to customary closing conditions, including the approval of Marimba’s stockholders, and we anticipate closing this transaction during the second fiscal quarter. Our expected purchase price is approximately $239.0 million. This acquisition will strengthen our BSM-related offerings through the addition of discovery and asset, change and configuration management capabilities. We plan to fund the net cash purchase price from existing cash balances.

Certain Risks and Uncertainties

      We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of the risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations.

We may experience a shortfall in revenue, license bookings or earnings in any given quarter or may announce lower than forecasted revenue, license bookings or earnings, which could cause our stock price to decline.

      Our revenue, license bookings and earnings are difficult to forecast and are likely to fluctuate from quarter to quarter due to many factors. In addition, a significant amount of our license transactions are completed during the final weeks and days of the quarter, and therefore we generally do not know whether revenue, earnings, license bookings and/or cash flows will have met expectations until shortly after the end of the quarter. Any significant revenue, license bookings or earnings shortfall or lowered forecasts could cause our stock price to decline substantially. Factors that could affect our financial results include, but are not limited to:

•	the unpredictability of the timing and magnitude of our sales through direct sales channels, value-added resellers and distributors, which tend to occur late in each quarter;

•	the possibility that our customers may choose to license our software under terms and conditions that require revenues to be deferred or recognized ratably over time rather than upfront and that we may not accurately forecast the resulting mix of license transactions between upfront and deferred revenues;

•	the possibility that our customers may defer or limit purchases as a result of reduced information technology budgets or reduced data processing capacity demand;

•	the possibility that our customers may elect not to license our products for additional processing capacity until their actual processing capacity or expected future processing capacity exceeds the capacity they have already licensed from us;

•	the possibility that our customers may defer purchases of our products in anticipation of new products or product updates from us or our competitors;

•	the timing of new product introductions by us and the market’s acceptance of new products;

•	higher than expected operating expenses

•	changes in our pricing and distribution terms or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of significant external events that increase global economic uncertainty.

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

The markets for some or all of our key product lines may not grow.

      Some or all of our key product lines may not grow, may decline in growth, or customers may decline or forgo use of products in some or all of these product areas. A decline in these product areas could result in decreased demand for our products, which would adversely impact our business, financial condition, operating results, and cash flow. Currently, a significant portion of our planned revenue growth is attributable to the Remedy product line. Although we believe that businesses will continue to demand the products in this area, there can be no assurance as to whether such future demand will continue to grow or not. Slower growth in this line will adversely affect our revenues.

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

      The market for systems management software is highly competitive. We compete with a variety of software vendors including IBM, Hewlett Packard (HP), Computer Associates (CA) and a number of smaller software vendors. We derived a significant portion of our total revenues in fiscal 2004 from software products for IBM and IBM-compatible mainframe computers. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM continues to invest in the IMS and DB2 utility market. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business would be materially adversely affected. In addition, IBM has announced its intention to acquire Candle Corporation whose products compete primarily with our MAINVIEW® mainframe monitoring product line. As a large hardware vendor and outsourcer of IT services, IBM has the ability to bundle its other goods and services with its software and offer packaged solutions to customers, which could result in increased pricing pressure. To date, our solutions have competed well against IBM’s because we have developed advanced automation and artificial intelligence features and our utilities have maintained a speed advantage. In addition, we believe that because we provide enterprise management solutions across multiple platforms we are better positioned to provide customers with comprehensive management solutions for their complex multi-vendor IT environments than integrated hardware and software companies like IBM. CA is also competing with us in these markets. Competition has led to increased pricing pressures within the mainframe software markets. We continue to reduce the cost to our customers of our mainframe tools and utilities in response to such competitive pressures. Although to date we have not experienced significant competition from Microsoft, their dominant position in the operating system market makes them capable of exerting competitive pressure in the systems management market as well. We also face competition from several niche software vendors, particularly for our distributed systems product lines. In addition, the software industry is experiencing continued consolidation. There is a risk that some of our competitors may combine and consolidate market positions or combine technology, making them stronger competitors.

Our products must remain compatible with ever-changing operating and database environments.

      IBM, HP, Microsoft and Oracle are by far the largest suppliers of systems and database software and, in many cases, are the manufacturers of the computer hardware systems used by most of our customers. Historically, operating and database system developers have modified or introduced new operating systems, database systems, systems software and computer hardware. Such new products could incorporate features which perform functions currently performed by our products or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. Although we have to date been able to adapt our products and our business to changes introduced by hardware manufacturers and operating and database system software developers, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition and operating results.

Future product development is dependent upon access to third-party source code.

      In the past, licensees using proprietary operating systems were furnished with “source code,” which makes the operating system generally understandable to programmers, and “object code,” which directly controls the hardware and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors such as BMC Software were able to develop and market compatible software. IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition and operating results.

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

Future product development and sales are dependent on access to and reliability of third-party software products.

      Certain of our software products contain components developed and maintained by third-party software vendors. We expect that we may have to incorporate software from third-party vendors in our future products or product offerings. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated or if our relationship with the third-party vendor terminates. Although we believe there are adequate alternate sources for the technology licensed to us, any significant interruption in the availability of these third-party software products on commercially acceptable terms or defects in these products could delay development of future products or enhancement of future products and harm our sales. This could adversely affect our business, financial condition, operating results and cash flows.

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

Discovery of errors in our software could adversely affect our earnings.

      The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be harmed. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers’ expectations. These risks are increased as we implement our BSM strategy because as part of this strategy, we are combining already complex products to create solutions that are even more complicated than the aggregation of their product components. Significant technical challenges also arise with our products because our customers purchase and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. These combinations increase our risk further because in the event of a system-wide failure, it may be difficult to determine which product is at fault; thus, we may be harmed by the failure of another supplier’s products. As a result of the foregoing, we could experience:

•	loss of or delay in revenues and loss of market share;

•	loss of customers;

•	damage to our reputation;

•	failure to achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by customers against us which could, whether or not successful, increase costs and distract our management;

      and

•	increased insurance costs.

      In addition, a product liability claim, whether or not successful, could be time-consuming and costly and thus could have a materially adverse affect on our business, results of operations or financial positions.

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

      With the acquisition of Remedy, the percentage of our revenue from sales of our products and services through distribution channels such as systems integrators and value-added resellers is increasing. Conducting business through indirect distribution channels presents a number of risks, including:

•	each of our systems integrators and value-added resellers can cease marketing our products and services with limited or no notice and with little or no penalty;

•	we may not be able to replace existing or recruit additional systems integrator or value-added resellers if we lose any of our existing ones;

•	our existing systems integrators and value-added resellers may not be able to effectively sell new products and services that we may introduce;

•	we do not have direct control over the business practices adopted by our systems integrators and value-added resellers;

•	our systems integrators and value-added resellers may also offer competitive products and services and as such, may not give priority to the marketing of our products and services as compared to our competitors’ products; and

•	we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities.

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

Changes to compensation of our sales organization may have unintended effects.

      We update our compensation plan for the sales organization periodically. These plans are intended to align with our business objectives of providing customer flexibility and satisfaction. The compensation plan may encourage behavior not anticipated or intended as it is implemented, which could adversely affect our business, financial condition, operating results, and cash flow.

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

Unanticipated changes in our effective tax rates or exposure to additional income tax liabilities could affect our profitability.

      We carry out our business operations through legal entities in the US and multiple foreign jurisdictions. These operations require that we file corporate income tax returns that are subject to US, State and foreign tax laws. The US, State and Foreign tax liabilities are determined, in part, by the amount of operating profit generated in these different taxing jurisdictions. Our effective tax rate and net earnings could be adversely affected by changes in the mix of operating profits generated in countries with higher statutory tax rates. We are also required to evaluate the realizability of our deferred tax assets. This evaluation requires that our management assess the positive and negative evidence regarding sources of future taxable income. If management’s assessment regarding the realizability of our deferred tax asset changes or we are presented with additional negative evidence regarding future sources of taxable income, we will be required to increase our valuation allowance, which will negatively impact our effective tax rate and net earnings. We are also subject to routine corporate income tax audits in multiple jurisdictions. Our provision for income taxes includes amounts intended to satisfy income tax assessments that may result from the examination of our corporate tax returns that have been filed in these jurisdictions. The amounts ultimately paid upon resolution of these examinations could be materially different from the amounts included in the provision for income taxes and result in additional tax expense.

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

Possibility of infringement claims.

      From time to time, we receive notices from third parties claiming infringement by our products of patent and other intellectual property rights. We expect that software products will increasingly be subject to such claims as the number of products and competitors in our industry segments grows and the functionality of products overlaps. In addition, we may receive more patent infringement claims as companies increasingly seek to patent their software and business methods and enforce such patents, especially given the increase in software and business method patents issued during the past several years. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require us to enter into royalty and licensing agreements, which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations or financial position could be materially adversely affected.

Risks related to global operations.

      We maintain research and development operations in Israel, France and India, as well as the US, and continue to expand our international sales activities as part of our business strategy. As a result, we face increasing risks from our international operations, including, among others:

•	difficulties in staffing and managing foreign operations;

•	risk of actions that are inconsistent with acceptable business practices;

•	longer payment cycles;

•	seasonal reductions in business activity in Europe;

•	increased financial accounting and reporting burdens and complexities;

•	potentially adverse tax consequences;

•	changes in currency exchange rates;

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	the need to localize our products;

•	political unrest or terrorism, particularly in areas in which we have facilities;

•	compliance with a wide variety of complex foreign laws and treaties; and

•	licenses, tariffs and other trade barriers.

      We maintain a software development and information technology operations office in India, which operates as an extension of our primary development and information technology operations, and we contract with third-party developers in India. As other software companies have done and are continuing to do, we plan to continue to allocate more development and IT resources to India with the expectation of achieving significant efficiencies, including reducing operational costs and permitting an around-the-clock development cycle. To date, the dispute between India and Pakistan involving the Kashmir region has not adversely affected our operations in India. Should we be unable to conduct operations in India in the future, we believe that our business could be temporarily adversely affected.

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

      Generally, our foreign sales are denominated in our foreign subsidiaries’ local currencies. If these currency exchange rates change unexpectedly, we could have significant gains or losses. The foreign currency to which we currently have the most significant exposure is the Euro. Additionally, fluctuations of the exchange rate of foreign currencies against the U.S. dollar can affect our revenue within those markets, all of which may adversely impact our business, financial condition, operating results, and cash flow. Currently, we use derivative financial instruments to hedge our exposure to fluctuations in currency exchange rates. Such hedging requires us to estimate when transactions will occur and cash will be collected, and we may not be successful in making these estimates. If these estimates are inaccurate, particularly during periods of currency volatility, it could have a materially adverse affect on our on our business, results of operations or financial positions.

Accounting pronouncements under consideration related to stock-based compensation would reduce our reported earnings and could adversely affect our ability to attract and retain key personnel by reducing the stock-based compensation we are able to provide.

      We have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with BMC Software. In accounting for our stock option grants using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, we recognize no compensation cost because the exercise price of options granted is equal to the market value of our common stock on the date of grant. The Financial Accounting Standards Board (FASB) has proposed changes to US generally accepted accounting principles that, if implemented, would require us to record charges to earnings for employee stock option grants, which would negatively impact our earnings. For example, as disclosed in Note 1(k) to the accompanying Consolidated Financial Statements, recording charges for employee stock options using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” would have reduced net earnings by $84.0 million, $62.4 million and $105.7 million for fiscal years 2002, 2003 and 2004, respectively. In addition, new regulations adopted by The New York Stock Exchange requiring stockholder approval for all stock option plans as well as new regulations prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or costly to grant options and/or other stock-based compensation to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially adversely affect our business.

Possible adverse impact of interpretations of existing accounting pronouncements.

      On April 1, 1998 and 1999 we adopted AICPA SOP 97-2, “Software Revenue Recognition,” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” respectively. The adoption of these standards did not have a material impact on our financial position or results of operations. Based on our reading and interpretation of these SOPs, we believe that our current sales contract terms and business arrangements have been properly reported. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments.

Foreign Currency Exchange Rate Risk

      We operate globally and the functional currency for most of our non-U.S. enterprises is the local currency. For fiscal 2002, 2003 and 2004, approximately 42%, 44% and 46% of our total revenues were derived from customers outside of North America, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating our foreign subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize our risk from changes in foreign currency exchange rates, we utilize certain derivative financial instruments.

      We primarily utilize two types of derivative financial instruments in managing our foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to reduce currency exposure associated with our rights and obligations denominated in foreign currencies that subject us to transaction risk. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of each month. Forward exchange contracts and purchased option contracts, with terms generally less than one year, are used to hedge anticipated, but not firmly committed, sales transactions. Principal currencies hedged are the Euro and British pound in Europe, the Japanese yen and Australian dollar in the Asia Pacific region and the Israeli shekel. While we actively manage our foreign currency risks on an ongoing basis, there can be no assurance our foreign currency hedging activities will offset the full impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position. Foreign currency fluctuations did not have a material impact on our results of operations and financial position during fiscal 2002, 2003 or 2004.

      Based on our foreign currency exchange instruments outstanding at March 31, 2004, we estimate a one-day maximum potential loss on our foreign currency exchange instruments of $3.1 million based on a value-at-risk (“VAR”) model utilizing Monte Carlo simulation. The comparable estimate based on our foreign currency exchange instruments outstanding at March 31, 2003 was $3.9 million utilizing the same model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The average VAR for the period was $3.3 million for fiscal 2004 and $3.1 million for fiscal 2003. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.

Interest Rate Risk — Investments

      We adhere to a conservative investment policy, whereby our principle concern is the preservation of liquid funds while maximizing our yield on such assets. Cash, cash equivalents and marketable securities approximated $1.2 billion at March 31, 2004, and were primarily invested in different types of investment-grade debt securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold or the loss in value was deemed to be other than temporary.

      Based on our consolidated financial position, results of operations and net cash flows for the year ended March 31, 2004, we estimate that a near-term change in interest rates would not have a material effect on our future consolidated results of operations or cash flows or the fair values of the investments. We used a VAR variance-covariance model to measure potential market risk on our marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.

Item 8.	Financial Statements and Supplementary Data

      The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of March 31, 2004, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures are effective in all material respects in ensuring that material information related to BMC was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

      Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Controls Over Financial Reporting

      There were no changes in our internal controls over financial reporting that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, management, in consultation with Ernst & Young LLP (E&Y), our independent auditors, identified during the course of the year-end audit a significant internal control deficiency involving inadequate staffing of qualified accounting personnel. We believe this deficiency is temporary and is due to a unique combination of factors, including larger than normal turnover of accounting personnel. Management is actively working to strengthen our accounting and finance team to correct the internal control deficiency identified and such efforts include:

•	the recent hiring of additional senior financial management, including a new chief financial officer;

•	recruiting for a newly created position in charge of internal controls;

•	interviewing other candidates with the intention of expeditiously filling vacancies in our accounting and finance team; and

•	conducting additional training for accounting personnel.

      Management and E&Y considered this deficiency to be a reportable condition under standards established by the American Institute of Certified Public Accountants and have reported such condition to the audit committee of the board of directors. In conjunction with the preparation of this annual report on Form 10-K, we have performed additional procedures designed to ensure that the internal control deficiency described above does not lead to material misstatements in the consolidated financial statements, notwithstanding the presence of the internal control deficiency noted above.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item will be included in our definitive Proxy Statement in connection with our 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2004, under the headings “ELECTION OF DIRECTORS” and “EXECUTIVE OFFICERS” and is incorporated herein by reference.

Item 11.	Executive Compensation

      The information required by this item will be set forth in the 2004 Proxy Statement under the headings “COMPENSATION OF DIRECTORS” and “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item will be set forth in the 2004 Proxy Statement under the headings “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “EQUITY COMPENSATION PLANS” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item will be set forth in the 2004 Proxy Statement under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this item will be set forth in the 2004 Proxy Statement under the heading “AUDITOR FEES” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as a part of this Report

      1. The following consolidated financial statements of BMC Software, Inc. and subsidiaries (the Company) and the related report of the independent registered public accounting firm are filed herewith:

Page
Number

Report of Independent Registered Public Accounting Firm	50

Consolidated Financial Statements:
Balance Sheets as of March 31, 2003 and 2004	51
Statements of Operations and Comprehensive Income (Loss) for the years ended March 31, 2002, 2003 and 2004	52
Statements of Stockholders’ Equity for the years ended March 31, 2002, 2003 and 2004	53
Statements of Cash Flows for the years ended March 31, 2002, 2003 and 2004	54
Notes to Consolidated Financial Statements	55

      2. The following financial statement schedule of the Company and the related report of the independent registered public accounting firm are filed herewith:

Schedule II — Valuation Accounts	86

      All other financial statement schedules are omitted because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned consolidated financial statements.

      3. The following Exhibits are filed with this Report or incorporated by reference as set forth below.

Exhibit
Number

3.1		—	Restated Certificate of Incorporation of the Company; incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-22892) (the S-1 Registration Statement).
3.2		—	Certificate of Amendment of Restated Certificate of Incorporation; incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (the 1997 10-K).
3.3		—	Certificate of Amendment of Restated Certificate of Incorporation filed November 30, 1999; incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (the 2002 10-K).
3.4		—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
4.1		—	Rights Agreement, dated as of May 8, 1995, between the Company and The First National Bank of Boston, as Rights Agent (the Rights Agreement), specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated May 10, 1995).
4.2		—	Amendment to the Rights Agreement; incorporated by reference to Exhibit 4.3 to the 1997 10-K.
10	.1(a)	—	BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995 (the 1995 10-K).
10	.1(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.7(b) to the 1995 10-K.
10	.2(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to the 1995 10-K.
10	.2(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.
10.3		—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.
10	.4(a)	—	BMC Software, Inc. 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10	.4(b)	—	First Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(b) to the 2002 10-K.
10	.4(c)	—	Second Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(c) to the 2002 10-K.
10	.4(d)	—	Form of Stock Option Agreement employed under 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(d) to the 2002 10-K.
10	.5(a)	—	BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.
10	.5(b)	—	First Amendment to BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.
10	.5(c)	—	Form of BMC Software, Inc. 1994 Deferred Compensation Plan Trust Agreement; incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

Exhibit
Number

10	.6(a)	—	Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.
10	.6(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(b) to the 2002 10-K.
10	.6(c)	—	Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (the “2003 10-K”).
*10	.6(d)	—	Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp.
10	.7(a)	—	Form of Executive Employment Agreement between BMC Software, Inc. and each of Jerome Adams, Dan Barnea and Darroll Buytenhuys; incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10	.7(b)	—	Form of Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and each of Dan Barnea, Darroll Buytenhuys, Jeffrey Hawn and Robert H. Whilden, Jr.; incorporated by reference to Exhibit 10.7(b) to the 2002 10-K.
10	.7(c)	—	Form of Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and each of Jerome Adams, Dan Barnea and Darroll Buytenhuys incorporated by reference to Exhibit 10.7(c) to the 2003 10-K.
*10	.7(d)	—	Form of Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and each of Jerome Adams, Dan Barnea and Darroll Buytenhuys.
*10	.7(e)	—	Form of Amendment No. 4 to Executive Employment Agreement between BMC Software, Inc. and each of Jerome Adams, Dan Barnea and Darroll Buytenhuys.
10	.7(f)	—	Schedule to Form of Executive Employment Agreement, as amended; incorporated by reference to Exhibit 10.8 to the 2002 10-K.
10	.8(a)	—	BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to the Company’s 2002 proxy statement filed with the SEC on Schedule 14A (the 2002 Proxy Statement).
10	.8(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 2003 10-K.
10	.9(a)	—	BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Appendix C to the 2002 Proxy Statement.
10	.9(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Exhibit 10.9(b) to the 2003 10-K.
10.10		—	BMC Software, Inc. Short-term Incentive Performance Award Program; incorporated by reference to Exhibit 10.10 to the 2003 10-K.
10.11		—	BMC Software, Inc. Long-term Incentive Performance Award Program; incorporated by reference to Exhibit 10.11 to the 2003 10-K.
*10	.12	—	Executive Employment Agreement between BMC Software, Inc. and George W. Harrington, as amended.
*21	.1	—	Subsidiaries of the Company.
*23	.1	—	Consent of Independent Registered Public Accounting Firm.
*31	.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number

*32	.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.
*32	.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

      (b) Reports on Form 8-K

      On January 27, 2004, BMC Software filed a Current Report on Form 8-K, dated January 27, 2004, furnishing under Item 12 its news release to report its historical financial results for the quarter ended December 31, 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BMC Software, Inc.

      We have audited the accompanying consolidated balance sheets of BMC Software, Inc. and subsidiaries as of March 31, 2003 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2004. Our audits also include the financial statement schedule listed in the Index to Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMC Software, Inc. and subsidiaries at March 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 and Note 5 to the consolidated financial statements, BMC Software, Inc. and subsidiaries changed its method of accounting for goodwill and other purchased intangible assets during the year ended March 31, 2003.

/s/ ERNST & YOUNG LLP

Houston, Texas

May 7, 2004

BMC SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,

	2003	2004

	(In millions,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$500.1	$612.3
Marketable securities	151.7	296.6
Accounts receivable:
Trade, net	186.4	172.6
Current trade finance receivables, net	154.4	175.5

Total accounts receivable	340.8	348.1
Income taxes receivable	18.0	15.8
Other current assets	68.8	152.1

Total current assets	1,079.4	1,424.9
Property and equipment, net of accumulated depreciation and amortization of $307.4 and $327.3	408.4	396.0
Software development costs and related assets, net of accumulated amortization of $438.6 and $475.7	192.7	138.9
Long-term marketable securities	363.5	304.1
Long-term trade finance receivables, net	175.9	158.7
Acquired technology, net of accumulated amortization of $170.1 and $218.7	117.1	80.3
Goodwill	353.4	383.6
Intangible assets	57.4	56.2
Other long-term assets	172.6	102.1

	$2,920.4	$3,044.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$52.2	$39.2
Accrued liabilities	225.0	279.3
Current portion of deferred revenue	561.6	668.4

Total current liabilities	838.8	986.9
Long-term deferred revenue	607.1	733.2
Other long-term liabilities	91.1	109.5

Total liabilities	1,537.0	1,829.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.0 shares issued	2.5	2.5
Additional paid-in capital	537.0	537.2
Retained earnings	1,143.9	1,108.8
Accumulated other comprehensive loss	(7.7)	(10.7)

	1,675.7	1,637.8
Less treasury stock, at cost, 17.9 and 25.7 shares	(290.1)	(421.7)
Less unearned portion of restricted stock compensation	(2.2)	(0.9)

Total stockholders’ equity	1,383.4	1,215.2

	$2,920.4	$3,044.8

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31,

	2002	2003	2004

	(In millions, except per share data)
Revenues:
License	$625.0	$605.7	$577.4
Maintenance, enhancement and support	575.8	635.8	756.4
Professional services	88.1	85.2	84.9

Total revenues	1,288.9	1,326.7	1,418.7

Selling and marketing expenses	558.2	499.4	610.2
Research, development and support expenses	508.5	489.8	586.1
Cost of professional services	97.0	86.8	79.2
General and administrative expenses	154.2	150.2	180.1
Acquired research and development	—	12.0	1.0
Amortization and impairment of acquired technology, goodwill and intangibles	241.8	66.7	61.0
Merger-related costs and compensation charges	12.8	0.6	—

Total operating expenses	1,572.5	1,305.5	1,517.6

Operating income (loss)	(283.6)	21.2	(98.9)
Interest and other income, net	66.9	65.4	72.9
Interest expense	(0.4)	—	(1.1)
Gain (loss) on marketable securities and other investments	(13.4)	(17.3)	(2.3)

Other income, net	53.1	48.1	69.5

Earnings (loss) before income taxes	(230.5)	69.3	(29.4)
Income tax provision (benefit)	(46.4)	21.3	(2.6)

Net earnings (loss)	$(184.1)	$48.0	$(26.8)

Basic earnings (loss) per share	$(0.75)	$0.20	$(0.12)

Diluted earnings (loss) per share	$(0.75)	$0.20	$(0.12)

Shares used in computing basic earnings (loss) per share	245.0	236.9	226.7

Shares used in computing diluted earnings (loss) per share	245.0	237.9	226.7

Comprehensive income (loss):
Net earnings (loss)	$(184.1)	$48.0	$(26.8)
Foreign currency translation adjustment	(9.5)	(6.0)	1.1
Unrealized gain (loss) on securities available for sale:
Unrealized gain (loss), net of taxes of $0.6, $7.3 and $1.8	1.1	13.5	(3.4)
Realized (gain) loss included in net earnings (loss), net of taxes of $1.0, $2.7 and $0.4	1.9	4.9	(0.7)

	3.0	18.4	(4.1)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss), net of taxes of $0.6, $2.7 and $0	1.0	(5.0)	(5.2)
Realized (gain) loss included in net earnings (loss), net of taxes of $1.9, $2.0 and $0	(3.5)	3.7	5.2

	(2.5)	(1.3)	0.0

Comprehensive income (loss)	$(193.1)	$59.1	$(29.8)

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 31, 2002, 2003 and 2004

						Unrealized	Unrealized
						Gain (Loss)	Gain
						On	(Loss) on		Unearned
					Foreign	Securities	Derivative		Portion of
	Common Stock		Additional		Currency	Available	Instruments,	Treasury	Restricted	Total
			Paid-In	Retained	Translation	For Sale,	Net of	Stock,	Stock	Stockholders’
	Shares	Amount	Capital	Earnings	Adjustment	Net of Taxes	Taxes	At Cost	Compensation	Equity

	(In millions)
Balance, March 31, 2001	248.1	2.5	530.9	1,336.2	(7.9)	(5.0)	3.1	(20.9)	(23.6)	1,815.3
Net income (loss)	—	—	—	(184.1)	—	—	—	—	—	(184.1)
Foreign currency translation adjustment	—	—	—	—	(9.5)	—	—	—	—	(9.5)
Treasury stock purchases	—	—	—	—	—	—	—	(156.1)	—	(156.1)
Shares issued/forfeited for stock-based compensation	0.9	—	2.1	(25.5)	—	—	—	41.8	2.1	20.5
Tax benefit of stock-based compensation	—	—	3.9	—	—	—	—	—	—	3.9
Earned portion of restricted stock compensation	—	—	—	—	—	—	—	—	16.1	16.1
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	1.1	—	—	—	1.1
Realized (gain) loss on securities available for sale	—	—	—	—	—	1.9	—	—	—	1.9
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	—	1.0	—	—	1.0
Realized (gain) loss on derivative instruments	—	—	—	—	—	—	(3.5)	—	—	(3.5)

Balance, March 31, 2002	249.0	2.5	536.9	1,126.6	(17.4)	(2.0)	0.6	(135.2)	(5.4)	1,506.6
Net income (loss)	—	—	—	48.0	—	—	—	—	—	48.0
Foreign currency translation adjustment	—	—	—	—	(6.0)	—	—	—	—	(6.0)
Treasury stock purchases	—	—	—	—	—	—	—	(211.6)	—	(211.6)
Shares issued/forfeited for stock-based compensation	—	—	0.1	(30.7)	—	—	—	56.7	—	26.1
Earned portion of restricted stock compensation	—	—	—	—	—	—	—	—	3.2	3.2
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	13.5	—	—	—	13.5
Realized (gain) loss on securities available for sale	—	—	—	—	—	4.9	—	—	—	4.9
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	—	(5.0)	—	—	(5.0)
Realized (gain) loss on derivative instruments	—	—	—	—	—	—	3.7	—	—	3.7

Balance, March 31, 2003	249.0	$2.5	$537.0	$1,143.9	$(23.4)	$16.4	$(0.7)	$(290.1)	$(2.2)	$1,383.4

Net income (loss)	—	—	—	(26.8)	—	—	—	—	—	(26.8)
Foreign currency translation adjustment	—	—	—	—	1.1	—	—	—	—	1.1
Treasury stock purchases	—	—	—	—	—	—	—	(170.1)	—	(170.1)
Shares issued for stock-based compensation	—	—	0.2	(8.3)	—	—	—	38.5	(0.8)	29.6
Earned portion of restricted stock compensation	—	—	—	—	—	—	—	—	2.1	2.1
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	(3.4)	—	—	—	(3.4)
Realized (gain) loss on securities available for sale	—	—	—	—	—	(0.7)	—	—	—	(0.7)
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	—	(5.2)	—	—	(5.2)
Realized (gain) loss on derivative instruments	—	—	—	—	—	—	5.2	—	—	5.2

Balance, March 31, 2004	249.0	$2.5	$537.2	$1,108.8	$(22.3)	$12.3	$(0.7)	$(421.7)	$(0.9)	$1,215.2

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2002	2003	2004

	(In millions)
Cash flows from operating activities:
Net earnings (loss)	$(184.1)	$48.0	$(26.8)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Acquired research and development and merger-related costs and compensation charges	11.6	12.6	1.0
Depreciation and amortization	375.6	248.3	259.4
Impairment of acquired technology and goodwill	63.3	—	—
Impairment of technology assets and investments	10.0	5.3	4.0
Loss on sale/disposal of property and equipment	0.2	—	3.8
(Gain) loss on marketable securities	8.8	12.7	(1.7)
Equity in loss of unconsolidated affiliate	0.6	—	—
Gain on sale of technology	—	—	(2.0)
Decrease in allowance for doubtful accounts	(1.4)	(7.1)	(7.9)
Deferred income tax provision (benefit)	(6.3)	10.8	(35.9)
Earned portion of restricted stock compensation and other compensatory stock issuances	2.2	2.6	2.1
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	108.8	35.3	30.5
(Increase) decrease in finance receivables	122.5	(22.6)	(4.8)
(Increase) decrease in income taxes receivable	(61.8)	52.1	2.3
Increase in current and long-term deferred revenue	109.3	194.0	222.9
Increase (decrease) in payable to third-party financing institutions for finance receivables	(17.4)	39.3	(11.2)
Increase (decrease) in accrued exit costs	18.0	(1.9)	68.6
Change in other operating assets and liabilities	22.9	(23.8)	(5.6)

Net cash provided by operating activities	582.8	605.6	498.7

Cash flows from investing activities:
Debtor-in-possession financing provided to Peregrine Systems, Inc.	—	(53.8)	—
Proceeds from debtor-in-possession financing provided to Peregrine Systems, Inc.	—	53.8	—
Cash paid for technology acquisitions and other investments, net of cash acquired	(19.9)	(408.2)	(61.0)
Adjustment of cash paid for Remedy acquisition	—	—	7.2
Return of capital for cost-basis investments	3.2	0.7	0.1
Proceeds from sale of technology	—	—	2.0
Purchases of marketable securities	(134.6)	(124.3)	(307.3)
Maturities of/proceeds from sales of marketable securities	204.5	394.1	214.3
Purchases of property and equipment	(64.3)	(23.6)	(50.4)
Proceeds from sales of property and equipment	6.7	—	—
Capitalization of software development costs and related assets	(104.2)	(88.2)	(53.3)

Net cash used in investing activities	(108.6)	(249.5)	(248.4)

Cash flows from financing activities:
Payments on capital leases	—	—	(3.2)
Payments on borrowings	(150.0)	(1.2)	—
Treasury stock acquired	(155.1)	(211.6)	(170.1)
Stock options exercised and other	21.3	26.1	29.6

Net cash used in financing activities	(283.8)	(186.7)	(143.7)

Effect of exchange rate changes on cash	(6.4)	0.7	5.6

Net change in cash and cash equivalents	184.0	170.1	112.2
Cash and cash equivalents, beginning of year	146.0	330.0	500.1

Cash and cash equivalents, end of year	$330.0	$500.1	$612.3

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1.7	$—	$1.0
Cash paid for income taxes, net of amounts refunded	$21.9	$(43.6)	$14.8
Liabilities assumed in acquisitions	$3.4	$74.3	$10.4
Capital lease obligation for computer hardware	$—	$—	$17.1
Common stock received as consideration for technology sale	$0.2	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations

      BMC Software, Inc. and its majority-owned subsidiaries (collectively, the Company or BMC) develop software that provides systems management solutions for large enterprises. BMC markets, sells and supports its solutions primarily through its sales offices around the world, as well as through its relationships with independent partners. The Company also performs software implementation, integration and education services for its customers. Numerous factors affect the Company’s operating results, including general economic conditions, market acceptance and demand for its products, its ability to develop new products, rapidly changing technologies and competition. For a discussion of certain of these important factors, see the discussion in “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Certain Risks and Uncertainties.”

(b)	Use of Estimates

      The Company’s management makes estimates and assumptions in the preparation of its consolidated financial statements in conformity with generally accepted accounting principles. These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those results implicit in the estimates and assumptions.

(c)	Basis of Presentation

      The accompanying consolidated financial statements include the accounts of BMC Software, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Certain amounts previously reported have been reclassified to provide comparability among the years reported or to reflect recent pronouncements. Beginning in fiscal 2003, changes in long-term finance receivables have been reported as a component of cash flows from operating activities in the consolidated statements of cash flows, whereas these were previously reported as a component of cash flows from investing activities. In fiscal 2004, certain deferred tax liabilities have been reclassified to other long-term liabilities. All periods presented have been reclassified for consistency.

(d)	Cash and Cash Equivalents

      The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2003 and 2004, the Company’s cash equivalents were comprised primarily of money market funds. The Company’s cash equivalents are subject to potential credit risk. The Company’s cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

(e)	Trade and Finance Receivables

      In the ordinary course of business, the Company extends credit to its customers. Trade receivables and those finance receivables that the Company has the intent and ability to hold until maturity are recorded at their outstanding principal balances, adjusted for interest receivable to date, if applicable, and adjusted by the allowance for doubtful accounts. Interest income on finance receivables is recognized using the effective interest method and is recorded as interest and other income, net in the accompanying consolidated statements of operations and comprehensive income (loss). In estimating the allowance for doubtful accounts, the Company considers the length of time receivable balances have been outstanding, historical write-off

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

experience, current economic conditions and customer-specific information. When the Company ultimately concludes that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of March 31, 2003 and 2004, the allowance for doubtful trade accounts receivable was $18.9 million and $12.1 million, respectively, and the allowance for doubtful trade finance receivables was $3.3 and $2.6 million, respectively. Bad debt expense for the years ended March 31, 2002, 2003 and 2004 was $10.4 million, $4.0 million and $(5.3) million, respectively.

      Most of the Company’s finance receivables are transferred to financial institutions. Such transfers are executed on a non-recourse basis either through individual transfers or securitizations, as discussed further in Note 4 — Trade Finance Receivables and Securitizations. Finance receivables to be transferred are recorded at the lower of outstanding principal balance, adjusted for interest receivable to date, or fair value, as determined on an individual receivable basis. As such finance receivables are typically transferred less than three months after origination, the outstanding principal balance typically approximates fair value. Finance receivables to be transferred as of March 31, 2003 and 2004 have been aggregated with current and long-term finance receivables in the accompanying consolidated balance sheets at those dates.

(f)	Long Lived Assets

     Property and Equipment —

      Property and equipment are stated at cost. Depreciation on property and equipment, with the exception of buildings, leasehold improvements and land, is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Depreciation on buildings is recorded using the straight-line method over the useful lives of the components of the buildings, which range from 20 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets, which range from four to ten years. Land is not depreciated.

      Internal-use software is accounted for under American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage, data conversion and the post-implementation/ operation stage of an internal-use software development project be expensed as incurred.

      A summary of property and equipment is as follows:

	March 31,

	2003	2004

	(In millions)
Land	$27.0	$27.0
Buildings and leasehold improvements	339.2	321.7
Computers, software, furniture and equipment	335.8	358.4
Projects in progress	13.8	16.2

	715.8	723.3
Less accumulated depreciation and amortization	(307.4)	(327.3)

Net property and equipment	$408.4	$396.0

      Depreciation expense recorded during the years ended March 31, 2002, 2003 and 2004, was $73.2 million, $69.3 million and $87.8 million, respectively.

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company assesses impairment of property and equipment under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

Software Development Costs and Related Assets —

      Costs of internally developed software for resale are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Purchased software and related assets are recorded at cost. The capitalized software costs are amortized over the products’ estimated economic lives, which historically have typically been five years, beginning upon the declaration of the underlying products as generally available for sale. As discussed below, the Company revised the estimated economic lives for certain software products as of January 1, 2003, such that the capitalized costs for the majority of products will be amortized over an estimated life of three years. Each quarter, the Company analyzes the realizability of its recorded software assets under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The net effect of software development cost capitalization and amortization is included in research, development and support expenses in the accompanying consolidated statements of operations and comprehensive income (loss). The following table summarizes the amounts capitalized and amortized during the years ended March 31, 2002, 2003 and 2004. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

	Years Ended March 31,

	2002	2003	2004

	(In millions)
Software development and purchased software costs capitalized	$(104.2)	$(88.2)	$(53.3)
Total amortization	115.7	107.6	107.5

Net increase (decrease) in research, development and support expenses	$11.5	$19.4	$54.2

Accelerated amortization included in total amortization above	$57.2	$47.4	$19.1

      As a result of the changes in market conditions and research and development headcount reductions during the years ended March 31, 2002 and 2003, the Company focused more on its core and high-potential growth businesses. As part of this effort, the Company reviewed its product portfolio during the years ended March 31, 2002 and 2003 and discontinued certain products. To the extent that there were any capitalized software development costs remaining on the balance sheet related to these products, the Company accelerated the amortization to write these balances off. This was the primary reason for the increase in accelerated amortization in fiscal 2002 and 2003. The continued need to accelerate amortization to maintain the Company’s capitalized software costs at net realizable value, the results of the valuation performed for the Remedy acquisition that indicated a three-year life was appropriate for that acquired technology and changes in the average life cycles for certain of our software products caused the Company to evaluate the estimated economic lives for its internally developed software products. As a result of this evaluation, the Company revised the estimated economic lives of certain products as of January 1, 2003, such that most products will be amortized over an estimated life of three years. These changes in estimated economic lives resulted in an additional $12.4 million and $36.8 million of amortization expense in the years ended March 31, 2003 and 2004, respectively, and reduced basic and diluted earnings per share for the years ended March 31, 2003 and 2004 by $0.03 per share and $0.14 per share, respectively.

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended March 31, 2002, the Company also wrote off software assets totaling $14.9 million associated with certain business information integration products that were discontinued during the year as a result of the dissolution of that business unit as part of the Company’s restructuring plan. This charge is discussed further in Note 11 — Exit Activities and Related Costs.

Acquired Technology, Goodwill and Other Intangibles —

      Acquired technology, representing developed technology of acquired businesses, is stated at cost and is amortized on a straight-line basis over the products’ estimated economic lives, which are typically three years. Amortization expense for the years ended March 31, 2002, 2003, and 2004 was $39.7 million, $54.0 million and $47.7 million, respectively. The portion of a purchase which pertains to in-process research and development is expensed in the period of the acquisition. Each quarter, the Company analyzes the realizability of its acquired technology assets under the provisions of SFAS No. 86. As discussed in Note 5 — Goodwill and Intangible Assets, certain acquired technology assets were written down to net realizable value during the year ended March 31, 2002.

      Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and other intangibles are stated at cost. Prior to April 1, 2002, goodwill and intangible assets were amortized on a straight-line basis over the estimated future periods to be benefited, which was typically three to four years. Enterprise-level goodwill was evaluated for impairment under the provisions of Accounting Principles Board Opinion No. 17, “Intangible Assets,” and other intangibles were evaluated under the provisions of SFAS No. 121 when events or circumstances indicated that the carrying amount of these assets may not be recoverable. As of April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting at the point of acquisition for intangible assets acquired individually or with a group of other assets, other than those acquired in a business combination, and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, all goodwill and those intangible assets with indefinite useful lives are not amortized, but rather are tested for impairment annually and when events and circumstances indicate that their fair value has been reduced below carrying value. The Company determines the amount of any impairment using a combination of the income and market approaches on an invested capital basis. Goodwill is placed into the respective reporting unit that will receive the benefit of the future cash flows acquired and to which the related acquired assets and liabilities are assigned. Intangible assets with finite useful lives are amortized over those useful lives. Note 5 — Goodwill and Intangible Assets includes a reconciliation of the Company’s reported net earnings (loss) and earnings (loss) per share to those amounts that would have resulted had there been no amortization of goodwill and intangible assets with indefinite lives for all periods presented.

(g)	Foreign Currency Translation and Risk Management

      The Company operates globally and the functional currency for most of its non-U.S. enterprises is the local currency. Financial statements of these foreign operations are translated into U.S. dollars using the current rate method in accordance with SFAS No. 52, “Foreign Currency Translation.” As a result, the Company’s U.S. dollar net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize the Company’s risk from changes in foreign currency exchange rates, the Company utilizes certain derivative financial instruments.

      The Company accounts for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These standards require that every derivative instrument be recorded at fair value in the balance sheet as either an asset or liability. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction. Effective July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      The Company primarily uses forward exchange contracts and purchased option contracts to manage its foreign currency exchange risk. Forward exchange contracts are used to offset its exposure to certain foreign currency assets and liabilities. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of each month. These forward exchange contracts are not designated as hedges under U.S. generally accepted accounting principles, and therefore, the change in the fair values of these derivatives are recognized currently in earnings and is reported as a component of operating expenses, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The fair value associated with these forward exchange contracts at March 31, 2003 and 2004 is not material.

      Forward exchange contracts and purchased option contracts are used by the Company to hedge anticipated, but not firmly committed, sales transactions, and qualify as cash flow hedges. Probability weightings are applied to the forecasted quarterly sales amounts up to one year into the future, and contracts are purchased to hedge the foreign currency exchange risk on these weighted amounts with specified revenues being designated as the hedged item. At March 31, 2004, the Company was hedging forecasted transactions for periods not exceeding twelve months. At inception, these derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction effects earnings, and are then reclassified to earnings in the same account as the hedged transaction. Fair value of a forward exchange contract represents the present value of the change in forward exchange rates times the notional amount of the derivative. The fair value of a purchased option contract is estimated using the Black-Scholes option-pricing model. The fair value of these forward exchange contracts and purchased option contracts at March 31, 2003 and 2004 was a liability of $0.4 million and an asset of $0.1 million, respectively, and is included in other current assets in the consolidated balance sheets.

      On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the cash flows of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings. The balances in accumulated other comprehensive income (loss) related to derivative instruments as of March 31, 2004 are expected to be recognized in earnings over the next twelve months. During the years ended March 31, 2002, 2003 and 2004, the Company did not recognize any amounts in earnings due to hedge ineffectiveness, nor did the Company discontinue any cash flow hedges. General and administrative expenses included $2.0 million, $2.2 million and $0.2 million for the fiscal years 2002, 2003 and 2004, respectively, related to premium, discount and time value realization from derivative financial instruments and unhedged immaterial foreign exchange exposures.

      The Company classifies all of its qualifying hedging derivative instruments’ cash flows as cash flows from operating activities, which is the same category as the cash flows from the hedged items.

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

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Deferred Revenue

      Deferred revenue is comprised of deferred maintenance, license and professional services revenues. Deferred maintenance revenue is not recorded until it has been collected or is supported by a formal, financing arrangement, and is recognized in the consolidated statement of operations over the term of the arrangement, which terms primarily range from one to five years. The principal components of deferred revenue as of March 31, 2003 and 2004 are as follows:

	March 31,

	2003	2004

	(In millions)
Current:
Maintenance, enhancement and support	$443.0	$491.9
License	88.1	148.1
Professional Services	30.5	28.4

Total current deferred revenue	561.6	668.4
Long-Term:
Maintenance, enhancement and support	477.0	529.0
License	130.1	204.2

Total long-term deferred revenue	607.1	733.2

Total deferred revenue	$1,168.7	$1,401.6

(i)	Treasury Stock

      On April 24, 2000, the Company’s board of directors authorized the purchase of up to $500.0 million in common stock, and on July 30, 2002, the board of directors authorized the purchase of an additional $500.0 million. During the years ended March 31, 2002, 2003 and 2004, 9.0 million, 13.5 million and 10.0 million shares, respectively, were purchased for $156.1, $211.6 million and $170.1 million, respectively, under these authorizations.

(j)	Revenue Recognition

      The Company generates revenues from licensing software, providing maintenance, enhancement and support, or post contract support (“PCS”), for previously licensed products and providing professional services. The Company utilizes written contracts as the means to establish the terms and conditions by which the Company’s products, support and services are sold to its customers.

      The Company recognizes revenue in accordance with AICPA SOP 97-2, “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In applying these statements, the Company recognizes software license fees upon meeting the following four criteria: execution of the signed contract, delivery of the underlying products to the customer and the acceptance of such products by the customer, determination that the software license fees are fixed or determinable, and determination that collection of the software license fees is probable. In instances when any one of the four criteria is not met, the Company will defer recognition of the software license revenue until the criteria are met, as required by SOPs 97-2 and 98-9. PCS revenues are recognized ratably over the term of the arrangement on a straight-line basis. Revenues from license and maintenance transactions that are financed are generally recognized in the same manner as those requiring current payment. The Company has an established business practice of offering installment contracts to

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers and has a history of successfully enforcing original payment terms without making concessions. Revenues earned from transactions with agents, distributors or resellers (collectively, “resellers”) are recorded on a net basis as the resellers are the principals in the transactions executed with the end users and the rewards of ownership are passed to the resellers upon the execution of the Company’s arrangement with the resellers. There is no right of return, rotation or price protection for sales to resellers. The Company’s policy is to accept orders from resellers that include evidence of an end-user agreement. On occasion, the Company has purchased goods or services for its operations from customers at or about the same time that the Company licensed software to these customers. License revenues from such transactions represent less than one percent of total license revenues in any period. Professional services revenues also include sales of third-party software products which typically support the Company’s product lines. These revenues are recorded net of amounts payable to the third-party software vendors. Revenues from professional services are recognized as the services are performed.

      When several elements, including software licenses, PCS and professional services, are sold to a customer through a single contract, the revenues from such multiple-element arrangements are allocated to each element based upon the residual method, whereby the fair value of the undelivered elements of the contract is deferred until such time as that element is delivered, or in the case of PCS, such revenue is recognized ratably over the PCS term. The Company has established vendor-specific objective evidence of the fair value of the PCS through the renewal rates established in contractual arrangements with our customers and through monitoring independent sales of the Company’s PCS at the stated renewal rates. The Company has established a consistent relationship by pricing PCS as a percentage of the license amount. The Company has established vendor-specific objective evidence of the fair value of our professional services based on the daily rates charged to our customers in stand-alone contracts. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance, enhancement and support and/or professional services, and where the maintenance, enhancement and support and/or professional services are not essential to the functionality of the delivered software. In the event a contract contains terms, which are inconsistent with the Company’s vendor-specific objective evidence, all revenues from the contract are deferred until such evidence is established or are recognized on a ratable basis.

(k)	Stock-Based Compensation

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As discussed below, the Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and therefore the transition provisions will not have an impact on the Company’s financial position or results of operations. The required expanded disclosures are provided below.

      The Company has adopted numerous stock plans that provide for the grant of options and restricted stock to employees and directors of the Company, which are described more fully in Note 7 — Stock Incentive Plans. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations, which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, which is generally the grant date, less the amount the grantee is required to pay to acquire the stock. Alternatively, SFAS No. 123, “Accounting for Stock-Based Compensation,” employs fair value based measurement and generally results in the recognition of compensation expense for all stock-based awards to

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees. SFAS No. 123 does not require an entity to adopt those provisions, but rather, permits continued application of APB Opinion No. 25. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based employee compensation granted. Awards granted with graded vesting are accounted for as one award and accordingly, the total expense measured for the grant is taken evenly over the entire vesting period. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company’s common stock on the date of grant, no compensation expense is recorded.

      For the years ended March 31, 2002, 2003 and 2004, the Company recorded compensation expense of $16.1 million, $3.2 million and $2.1 million, respectively, for restricted stock grants. The expense for the years ended March 31, 2002 and 2003 includes $13.0 million and $0.6 million, respectively, of merger-related compensation charges related to restricted shares issued as part of the Evity acquisition during fiscal 2001. The weighted average grant date fair value per share of restricted stock grants was $20.51 and $18.61 for the years ended March 31, 2002 and 2004, respectively. The Company did not grant restricted stock during the year ended March 31, 2003. The Company was not required to record compensation expense for stock option grants and stock issued under the employee stock purchase plan (ESPP) during the same periods.

      The compensation expense recorded for restricted stock grants under the intrinsic value method is consistent with the expense that would be recorded under the fair value based method. Had the compensation cost for the Company’s employee stock option grants and stock issued under the ESPP been determined based on the grant date fair values of awards estimated using the Black-Scholes option pricing model, which is consistent with the method described in SFAS No. 123, the Company’s reported net earnings (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

		Years Ended March 31,

		2002	2003	2004

		(In millions, except
		per share data)
Net earnings (loss):
Add stock-based employee compensation expense included in net earnings (loss) as reported, net of related tax effects	As Reported	$(184.1)	$48.0	$(26.8)
Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		15.0	2.3	1.8
		(99.0)	(64.7)	(107.5)

	Pro Forma	$(268.1)	$(14.4)	$(132.5)
Basic earnings (loss) per share:	As Reported	$(0.75)	$0.20	$(0.12)
	Pro Forma	$(1.09)	$(0.06)	$(0.58)
Diluted earnings (loss) per share:	As Reported	$(0.75)	$0.20	$(0.12)
	Pro Forma	$(1.09)	$(0.06)	$(0.58)

      In computing the above pro forma amounts, the fair values of each option grant and each purchase right under the employee stock purchase plan are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended March 31, 2002, 2003 and 2004, respectively: risk-free interest rate of 4.55%, 3.11% and 2.66%, expected life of 5 years for options and 6 months for employee stock purchase plan shares, expected volatility of 75%, 77%, and 77% and no expected dividend yields. The weighted average grant date fair value per share of options granted during the years ended

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2002, 2003 and 2004 was $11.45, $10.74 and $9.11, respectively. The weighted average grant date fair value per share of purchase rights granted under the employee stock purchase plan during the years ended March 31, 2002, 2003 and 2004 was $5.77, $5.08 and $4.20, respectively.

(l)	Earnings Per Share

      Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the years ended March 31, 2002, 2003 and 2004, the treasury stock method effect of 38.4 million, 30.6 million and 27.4 million weighted options, respectively, and 0.5 million, 0.0 million and 0.1 weighted unearned restricted shares, respectively, has been excluded from the calculation of diluted EPS as it is anti-dilutive. The following table summarizes the basic and diluted EPS computations for the years ended March 31, 2002, 2003 and 2004:

	Years Ended March 31,

	2002	2003	2004

	(In millions, except per
	share amounts)
Basic earnings (loss) per share:
Net earnings (loss)	$(184.1)	$48.0	$(26.8)
Weighted average number of common shares	245.0	236.9	226.7

Basic earnings (loss) per share	$(0.75)	$0.20	$(0.12)

Diluted earnings (loss) per share:
Net earnings (loss)	$(184.1)	$48.0	$(26.8)

Weighted average number of common shares	245.0	236.9	226.7
Incremental shares from assumed conversions of stock options and other dilutive securities	—	1.0	—

Adjusted weighted average number of common shares	245.0	237.9	226.7

Diluted earnings (loss) per share	$(0.75)	$0.20	$(0.12)

(m)	Comprehensive Income (Loss)

      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income (loss) is the total of net earnings (loss) and all other non-owner changes in equity, which for the Company include foreign currency translation adjustments, unrealized gains and losses on securities available for sale and the effective portion of unrealized gains and losses on derivative financial instruments that qualify as cash flow hedges. A reconciliation of reported net earnings (loss) to comprehensive income (loss) is included in the consolidated statements of operations and comprehensive income (loss).

(n)	Variable Interest Entities

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51”, and in December 2003, the FASB issued a revised Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, (collectively FIN 46), both of which address consolidation of variable interest entities. FIN 46

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special-purpose entities) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 provides that if an entity is a primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. BMC adopted FIN 46 effective January 1, 2004. The adoption of FIN 46 has not had a material effect on the Company’s financial position, results of operations or cash flows.

(2)	Business Combinations

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which addresses financial accounting and reporting for business combinations and requires that all such transactions be accounted for using one method, the purchase method. The Statement carries forward without reconsideration the guidance in APB Opinion No. 16, “Business Combinations,” and certain of its amendments and interpretations related to the application of the purchase method of accounting, including the principles of historical-cost accounting, determination of the cost of an acquired entity, allocation of the cost of an acquired entity to assets acquired and liabilities assumed and determination of the acquisition date. The Company has adopted SFAS No. 141 for all business combinations initiated after June 30, 2001.

      On November 20, 2002, the Company acquired the assets of Remedy from Peregrine Systems, Inc. (Peregrine) for $355.0 million in cash plus the assumption of certain liabilities of Remedy. In accordance with the purchase agreement, the cash purchase price was adjusted to $347.3 million subsequent to March 31, 2003. Remedy focuses on automating service-related business processes through a complete suite of service management applications. In connection with the acquisition, the Company provided $53.8 million of debtor-in-possession financing to Peregrine, which was repaid to the Company in conjunction with the close of the acquisition.

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

November 20,
2002

(in millions)
Current assets	$32.0
Property and equipment and other long-term assets	20.1
Intangible assets	176.0
Goodwill	199.0

Total assets acquired	427.1

Current liabilities	(70.3)

Net assets acquired	$356.8

      Of the $176.0 million of acquired intangible assets, $20.0 million was assigned to tradenames that are not subject to amortization and $12.0 million, or 3% of the purchase price, was assigned to research and development assets that were written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” as discussed below. Those write-offs are reflected as acquired research and development in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2003. The amount allocated to tradenames consists primarily of the estimated fair value of the Remedy and Action Request System names. Tradenames will not be amortized because the assets have indefinite remaining useful lives, but will be reviewed periodically for impairment.

      The remaining $144.0 million of acquired intangible assets have an estimated weighted-average useful life of three years, and include $109.0 million of acquired technology with an estimated weighted-average economic life of three years and $35.0 million of customer relationships with an estimated weighted-average useful life of three years. Acquired technology, which consists of products that have reached technological feasibility, primarily relates to Remedy’s Action Request System (AR System) multi-tier architecture and developed out-of-the-box application solutions that sit on top of the AR System. Customer relationships represent existing contracts with customers to provide maintenance related to Remedy’s installed base.

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

      As discussed above, the Company allocated $12.0 million of the purchase price to in-process research and development projects. The amount allocated represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended, related to Remedy’s incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. At the acquisition date, Remedy was conducting design, development, engineering and testing activities associated with the completion of next-generation core and application technologies that are expected to address emerging market demands in the service management market.

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

	Years Ended March 31,

	2002	2003

	(In millions, except per
	share data)
Revenues	$1,547.8	$1,461.6
Net earnings (loss)	$(206.6)	$34.2
Basic EPS	$(0.84)	$0.14
Diluted EPS	$(0.84)	$0.14

      On March 20, 2003, the Company acquired all of the outstanding shares of IT Masters International S.A. (IT Masters) for $42.5 million in cash plus the assumption of certain liabilities of IT Masters. In accordance

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the purchase agreement, the cash purchase price was adjusted to $44.5 million subsequent to March 31, 2003. IT Masters focuses on service management technology that allows customers to model and visualize information technology infrastructure components correlated with the ultimate services they deliver. The aggregate purchase price was $45.3 million, including cash consideration of $44.5 million and direct costs of the transaction. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of IT Masters. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

March 20,
2003

(in millions)
Current assets	$3.1
Property and equipment and other long-term assets	0.3
Intangible assets	14.4
Goodwill	33.6

Total assets acquired	51.4

Current liabilities	(6.1)

Net assets acquired	$45.3

      The $14.4 million of acquired intangible assets have an estimated weighted-average useful life of three years, and include $11.2 million of acquired technology with an estimated weighted-average useful life of three years, $2.8 million of customer relationships with an estimated weighted-average useful life of three years and $0.4 million of non-compete agreements with a weighted average useful life of two years. Acquired technology, which consists of products that have reached technological feasibility, primarily relates to IT Masters’ MasterCell and MasterAR Suite products. Customer relationships represent existing contracts with customers to provide maintenance related to IT Masters’ installed base. At the acquisition date, there were no projects that had progressed to a degree that would enable the fair value of the in-process research and development to be estimated with reasonable reliability and therefore no value was allocated to IPR&D.

      The $33.6 million of goodwill was assigned to the PATROL segment and all of that amount is expected to be deductible for tax purposes. The goodwill is recorded in international locations and the deduction will not be material because of low tax rates in these jurisdictions. Factors that contributed to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future technology, support personnel to provide the maintenance services related to IT Masters products and a trained sales force capable of selling current and future products, and the positive reputation that IT Masters has in the market.

      On February 2, 2004, the Company acquired the assets of Magic from Network Associates for $49.3 million in cash plus the assumption of certain liabilities of Magic. The aggregate purchase price was $49.5 million, including cash consideration of $49.3 million and direct costs of the transaction. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of Magic. This allocation is preliminary and is subject to final adjustment. The following

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

February 2,
2004

(in millions)
Current assets	$9.7
Property and equipment and other long-term assets	0.7
Intangible assets	22.0
Goodwill	27.5

Total assets acquired	59.9

Current liabilities	(10.4)

Net assets acquired	$49.5

      The $22.0 million of acquired intangible assets includes $1.0 million of in-process research and development discussed below and $21.0 million of amortizable intangible assets with an estimated weighted-average useful life of three years, including $8.7 million of acquired technology with an estimated weighted-average useful life of three years, $10.6 million of customer relationships with an estimated weighted-average useful life of three years and $1.7 million of tradenames with a weighted average useful life of three years. Acquired technology, which consists of products that have reached technological feasibility, primarily relates to its Service Desk and Help Desk IQ products. Customer relationships represent existing contracts with customers to provide maintenance related to Magic’s installed base. The amount allocated to tradenames consists primarily of the estimated fair value of the Magic name.

      The $27.5 million of goodwill was assigned to the Remedy segment and all of that amount is expected to be deductible for tax purposes. The goodwill is recorded in international locations and the deduction will not be material because of low tax rates in these jurisdictions. Factors that contributed to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future technology, support personnel to provide the maintenance services related to Magic products and a trained sales force capable of selling current and future products, the opportunity to leverage off of Remedy’s leadership position in the IT service management market and the positive reputation that Magic has in the market.

      The Company allocated $1.0 million of the purchase price to in-process research and development projects. The amount allocated represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended, related to Magic’s incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. At the acquisition date, Magic was conducting design, development, engineering and testing activities associated with the completion of Magic’s Service Desk version 8.

      The Company completed other immaterial acquisitions during the years ended March 31, 2002 and 2004, which were accounted for under the purchase method. The aggregate purchase price for these transactions in the year ended March 31, 2002 totaled $12.2 million in cash, and was allocated as follows: $10.5 million to acquired technology, $3.0 million to goodwill, and $1.3 million to assumed liabilities, net of tangible assets acquired. Prior to the Company’s adoption of SFAS No. 142 on April 1, 2002, goodwill and intangible assets were being amortized on a straight-line basis over three years, which represented the estimated future periods to be benefited. The aggregate purchase price for these transactions in the year ended March 31, 2004 totaled $1.5 million in cash and was allocated to net tangible assets.

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In making its purchase price allocations to IPR&D for all acquisitions accounted for under the purchase method, the Company considered present value calculations of income, analyses of project accomplishments and remaining outstanding items, assessments of overall contributions, as well as project risks. The values assigned to purchased in-process technology were determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by BMC and its competitors. The resulting net cash flows from such projects are based on the Company’s estimates of cost of sales, operating expenses, and income taxes from such projects.

      The estimates used in valuing all intangible assets, including IPR&D, were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results used to determine fair value.

      The results of the acquired companies above have been included in the Company’s consolidated financial statements since each of the companies’ respective acquisition dates.

(3)	Marketable Securities

      Management determines the appropriate classification of investments in marketable debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Prior to December 31, 2002, the Company had the ability and positive intent to hold most of its debt securities to maturity and, thus, had classified these securities as “held to maturity” pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities were recorded at amortized cost in the Company’s consolidated balance sheet as of March 31, 2002. On December 31, 2002, the Company reclassified its held-to-maturity portfolio to the available-for-sale portfolio. The amortized cost of the transferred securities was $396.1 million at the date of the reclassification. When the securities were transferred to the available-for-sale portfolio, a net unrealized gain of $15.8 million was recorded as a component of accumulated other comprehensive income (loss). The transfer of securities from the held-to-maturity portfolio was made to increase the Company’s flexibility to react to the unprecedented volatility in the debt securities markets that developed over the quarters preceding the date of the transfer. Securities classified as “available for sale” are carried at estimated fair value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss). The Company holds no securities classified as “trading securities.” Realized and unrealized gains and losses are calculated using the specific identification method.

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tables below summarize the Company’s total marketable securities portfolio as of March 31, 2003 and 2004.

Available-for-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In millions)
2003
Maturities within 1 year:
Municipal securities	$82.5	$1.0	$—	$83.5
Corporate bonds	58.2	1.3	—	59.5
Euro bonds	8.0	0.4	—	8.4
Mortgage securities	0.3	—	—	0.3

Total maturities within 1 year	$149.0	$2.7	$—	$151.7

Maturities from 1-5 years:
Municipal securities	$54.8	$2.6	$—	$57.4
Corporate bonds	194.8	14.1	—	208.9
Euro bonds	64.9	5.4	—	70.3
Mutual funds and other	18.2	—	(0.1)	18.1

Total maturities from 1-5 years	$332.7	$22.1	$(0.1)	$354.7

Maturities from 6-10 years:
Euro bonds	$8.1	$0.7	$—	$8.8

Total maturities from 6-10 years	$8.1	$0.7	$—	$8.8

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In millions)
2004
Maturities within 1 year:
Municipal securities	$51.4	$0.7	$—	$52.1
Corporate bonds	58.7	1.2	—	59.9
Euro bonds	24.2	0.6	—	24.8
Mortgage securities	50.0	1.0	—	51.0
Mutual funds and other	110.3	—	(1.5)	108.8

Total maturities within 1 year	$294.6	$3.5	$(1.5)	$296.6

Maturities from 1-5 years:
Municipal securities	$2.7	$0.1	$—	$2.8
Corporate bonds	191.8	10.0	—	201.8
Euro bonds	72.9	4.3	—	77.2
Mutual funds and other	19.7	2.6	—	22.3

Total maturities from 1-5 years	$287.1	$17.0	$—	$304.1

      The Company’s mortgage securities and mutual funds are classified according to the stated maturities of the underlying securities.

      At March 31, 2004, investments with a fair value of $108.8 million were in a $1.5 million gross unrealized loss position and had been in a continuous unrealized loss position for less than 12 months. The investments represent shares in fixed income mutual funds. These funds invest in high quality debt securities. The shares of these funds are in an unrealized loss position as a result of current interest rate market conditions that affect the debt instruments in the funds’ portfolios. The Company reviews its marketable securities routinely for other than temporary impairment.

      Sales of available-for-sale securities for the years ended March 31, 2002, 2003 and 2004 were as follows:

	Years Ended March 31,

	2002	2003	2004

	(In millions)
Proceeds from sales	$60.3	$100.5	$33.8
Gross realized gains	3.5	2.9	0.6
Gross realized losses	—	(1.9)	(0.2)

      Also during the years ended March 31, 2002 and 2003, the Company determined that certain marketable securities had experienced declines in their fair value below their cost that were other than temporary. These securities were written down to fair value and the resulting losses of $6.4 million and $13.4 million, were included in gain (loss) on marketable securities and other investments in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended March 31, 2002 and 2003, respectively. The primary factors used to determine if an other than temporary impairment of marketable securities exists include: the fair value of the investment is significantly below the Company’s cost basis; the

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial condition of the issuer of the security has deteriorated; whether it is probable that all amounts due are collectible according to the contractual terms of a debt security; the decline in fair value has existed for an extended period of time; if a debt security, such security has been downgraded by a rating agency; and, intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

      During the years ended March 31, 2002 and 2003, certain held-to-maturity securities were sold due to significant deterioration in the issuers’ creditworthiness. The amortized cost of the securities at the time of sale was $8.0 million and $5.0 million, respectively, and the related realized losses of $5.9 million and $0.3 million, respectively, were included in gain (loss) on marketable securities and other investments in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended March 31, 2002 and 2003.

(4)	Trade Finance Receivables and Securitizations

      Trade finance receivables arise in the ordinary course of business to accommodate customers’ cash flow objectives. Most of the trade finance receivables entered into by the Company are transferred to financial institutions. Such transfers are executed on a non-recourse basis either through individual transfers or securitizations. BMC utilizes a financial subsidiary and various wholly owned special purpose entities in these transfers. These entities are fully consolidated in the Company’s financial position and results of operations. The Company records such transfers as sales of the related accounts receivable when the Company is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the years ended March 31, 2002, 2003 and 2004, the Company transferred finance receivables of $263.0 million, $376.8 million and $288.7 million, respectively, which approximated fair value, to financial institutions on a non-recourse basis.

      In fiscal 2002 and 2003 the Company securitized finance receivables from customers with investment-grade credit ratings through two special purpose entities sponsored by third-party financial institutions. The entities are multi-seller conduits (the “conduit entities”) with access to commercial paper markets that purchase interests in similar receivables from numerous other, unrelated companies as well as BMC. In a securitization transaction, the Company sells a pool of financed receivables to a wholly owned special purpose entity. This special purpose entity then sells a senior interest in the receivables at a discount to a conduit entity in exchange for cash. Though wholly owned and consolidated by BMC, the special purpose entity’s assets are legally isolated from the Company’s general creditors, and the conduit entities’ investors have no recourse to the Company’s other assets for the failure of the Company’s customers to pay when due. BMC has no ownership in either of the conduit entities and has no voting influence over the conduit entities’ operating and financial decisions. The securitization arrangements do not result in the Company having variable interests in the conduit entities. As a result, BMC does not consolidate the conduit entities. Of the amounts the Company transferred during the years ended March 31, 2002, 2003 and 2004, $106.5 million, $97.9 million and $0 million, respectively, of software installment contracts were sold in securitization transactions. The Company does not expect to sell securitized trade finance receivables in the future.

      When the Company sold receivables in securitizations, it retained a beneficial interest in the securitized receivables, which is subordinate to the interests of the investors in the conduit entities. The retained subordinate interests are measured and recorded at fair value based on the present value of future expected cash flows estimated using management’s best estimates of the key assumptions, including expected credit losses and discount rates commensurate with the risks involved. The Company periodically reviews the key assumptions and estimates used in determining the fair value of the retained subordinate interests. The value of the Company’s retained subordinate interests is subject to credit and interest rate risks on the transferred financial assets. As of March 31, 2003 and 2004, the Company had retained subordinate interests with a fair

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of $14.2 million and $5.6 million, respectively, which was determined utilizing the following assumptions: no prepayments, expected credit losses of 2.5% and 2.9%, respectively, weighted average life of 1.5 years and 1.2 years, respectively, and an average discount rate of 7.4% and 7.3%, respectively. The gain or loss on sale of the receivables depends in part on the previous carrying amount of the receivables involved in the transfer, allocated between the assets sold and the retained subordinate interests based on their relative fair value at the date of transfer. In the years ended March 31, 2002 and 2003, the Company recognized pretax gains of $4.4 million and $2.3 million, respectively, on such securitizations and received $101.0 million and $99.2 million, respectively, in proceeds from the conduit entities. During the year ended March 31, 2004, the Company did not sell any software installment contracts in securitization transactions. As of March 31, 2003 and 2004, the total principal amount outstanding for all securitized receivables was $289.7 million and $154.3 million, respectively.

      BMC utilizes interest rate swaps with the objective of minimizing such interest rate exposure on the retained subordinate interests to immaterial levels. The retained subordinate interests are included in long-term finance receivables in the accompanying consolidated balance sheets. The Company’s maximum exposure to loss at March 31, 2004, as a result of its involvement with the conduit entities is limited to the carrying value of the retained subordinate interests. BMC also retains servicing responsibility for the sold receivables.

(5)	Goodwill and Intangible Assets

      During the year ended March 31, 2002, the Company performed an assessment of the carrying values of its acquired technology, goodwill and intangibles recorded in connection with various acquisitions. The assessment was performed because sustained negative economic conditions had impacted BMC’s operations and expected future revenues. Economic indicators at that time suggested that these conditions could continue for the foreseeable future. As a result, the Company recorded impairment charges of $15.5 million related to acquired technology to reflect these assets at their estimated net realizable values and $47.8 million related to goodwill to reflect these assets at their estimated fair values. These charges are reflected together with amortization expense in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended March 31, 2002, as amortization and impairment of acquired technology, goodwill and intangibles.

      The impairment charges for acquired technology reflect the amounts by which the carrying values exceeded the estimated net realizable values of the products. The net realizable values for acquired technology were estimated as the future gross revenues from the products reduced by the estimated future costs of completing and disposing of the products, including the costs of performing maintenance and customer support required to satisfy our responsibilities set forth at the time of sale. The impairment charges for goodwill reflect the amounts by which the carrying values exceeded the estimated fair values of these assets. Fair value was determined by discounting estimated future net cash flows related to these assets. No

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment was identified for other intangible assets. Impairment charges recorded in 2002 by asset category were as follows:

			Total
	Acquired		Impairment
	Technology	Goodwill	Charge

	(In millions)
Acquisition:
New Dimension Software Ltd.	$8.4	$—	$8.4
Evity	0.8	21.6	22.4
OptiSystems	2.0	20.2	22.2
Perform S.A.	4.3	6.0	10.3

Total	$15.5	$47.8	$63.3

      As of April 1, 2002, the Company adopted SFAS No. 142, assigned its goodwill to the Company’s applicable reporting units and tested goodwill for impairment in accordance with SFAS No. 142. The fair value of each of the Company’s reporting units with goodwill assigned exceeded the respective carrying value of the reporting unit’s allocated net assets, including goodwill, and therefore no goodwill was considered impaired as of April 1, 2002. The Company performed its annual goodwill impairment test as of January 1, 2003 and 2004, and no goodwill was considered impaired as of either date.

      The following reconciles the Company’s reported net earnings (loss) and earnings (loss) per share to those amounts that would have resulted had there been no amortization of goodwill and intangibles with indefinite lives for all periods presented:

		Years Ended March 31,

		2002	2003	2004

		(In millions, except
		per share data)
Net earnings (loss):	As Reported	$(184.1)	$48.0	$(26.8)
	Add back: Amortization of goodwill, net of taxes	92.8	—	—
	Add back: Amortization of intangible assets, net of taxes	2.5	—	—

	Adjusted	$(88.8)	$48.0	$(26.8)

Basic EPS:	As Reported	$(0.75)	$0.20	$(0.12)
	Add back: Amortization of goodwill, net of taxes	0.38	—	—
	Add back: Amortization of intangible assets, net of taxes	0.01	—	—

	Adjusted	$(0.36)	$0.20	$(0.12)

Diluted EPS:	As Reported	$(0.75)	$0.20	$(0.12)
	Add back: Amortization of goodwill, net of taxes	0.38	—	—
	Add back: Amortization of intangible assets, net of taxes	0.01	—	—

	Adjusted	$(0.36)	$0.20	$(0.12)

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets as of March 31, 2003 and 2004 were as follows:

	As of March 31,

	2003		2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(In millions)
Amortized intangible assets:
Customer relationships	$71.4	$(37.7)	$82.0	$(51.1)
Tradenames	—	—	1.7	—
Other	0.4	—	0.4	(0.1)

Total amortized intangible assets	71.8	(37.7)	84.1	(51.2)

Unamortized intangible assets:
Tradenames	23.3		23.3

Total intangible assets	$95.1	$(37.7)	$107.4	$(51.2)

      Aggregate amortization expense for intangible assets for the years ended March 31, 2003 and 2004 was $12.9 million and $13.5 million, respectively. Estimated amortization expense for the next five years, for acquisitions completed through March 31, 2004, is as follows:

Years Ending
March 31,

(In millions)
2005	$16.9
2006	12.5
2007	3.5
2008	—
2009	—

      Changes in the carrying amount of goodwill for the year ended March 31, 2004 by operating segment were as follows:

			Security &	Professional
	EDM	ESM	Other	Services	Remedy	Total

	(In millions)
Balance as of March 31, 2002	$3.3	$87.6	$27.0	$3.7	$—	$121.6
Goodwill acquired during the year	—	31.6	—	—	199.0	230.6
Effect of exchange rate changes and other	—	1.2	—	—	—	1.2
Balance as of March 31, 2003	$3.3	$120.4	$27.0	$3.7	$199.0	$353.4
Goodwill acquired during the year	—	—	—	—	27.5	27.5
Effect of exchange rate changes and other	—	2.3	—	—	0.4	2.7

Balance as of March 31, 2004	$3.3	$122.7	$27.0	$3.7	$226.9	$383.6

(6)	Income Taxes

      Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. A valuation allowance is recorded when management determines that it is more likely than not that a net deferred tax asset is not realizable. The tax

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effects of unrealized gains and losses on available-for-sale securities and derivative financial instruments are recorded through accumulated other comprehensive income (loss) within stockholders’ equity.

      The income tax provision (benefit) for the years ended March 31, 2002, 2003 and 2004, consisted of the following:

	Years Ended March 31,

	2002	2003	2004

	(In millions)
Current:
Federal	$(51.5)	$(0.3)	$0.0
State	—	6.0	4.0
Foreign	11.4	4.8	29.3

Total current	(40.1)	10.5	33.3
Deferred:
Federal	(2.4)	18.2	(25.2)
State	—	(9.0)	(5.5)
Foreign	(3.9)	1.6	(5.2)

Total deferred	(6.3)	10.8	(35.9)

	$(46.4)	$21.3	$(2.6)

      The foreign provision for income taxes is based on foreign pre-tax earnings of $114.2 million, $184.6 million and $185.7 million for the years ended March 31, 2002, 2003 and 2004, respectively.

      The income tax provisions (benefits) for the years ended March 31, 2002, 2003 and 2004 differ from the amounts computed by applying the statutory federal income tax rate of 35% to consolidated earnings (loss) before income taxes as follows:

	Years Ended March 31,

	2002	2003	2004

	(In millions)
Expense (benefit) computed at statutory rate	$(80.7)	$24.3	$(10.3)
Increase (reduction) resulting from:
Foreign tax effect, net	10.2	(13.9)	(6.3)
State tax effect, net	—	(2.0)	(1.0)
Income not subject to tax	(3.5)	(2.1)	(1.5)
Valuation allowance	3.5	4.2	15.2
Meals & entertainment	0.9	1.1	1.0
Excessive employee remuneration	0.5	0.7	0.7
Other	0.6	(0.8)	(0.2)

	(68.5)	11.5	(2.4)
Non-deductible charges for technology-related acquisition costs	22.1	9.8	(0.2)

	$(46.4)	$21.3	$(2.6)

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences as of March 31, 2003 and 2004 are as follows:

	March 31,

	2003	2004

	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$24.0	$33.8
Deferred revenue	29.6	74.1
Acquired research and development	131.8	121.3
Deferred compensation plan	6.8	8.6
Stock compensation plans	0.6	0.6
Tax credit carryforwards	19.5	27.9
Foreign earnings and other	5.9	8.8
State taxes	9.0	8.0
Other Assets	0.0	1.5

Total gross deferred tax asset	227.2	284.6

Valuation allowance	(18.1)	(43.1)

Total deferred tax asset	209.1	241.5

Deferred tax liabilities:
Software capitalization, net	(65.5)	(49.6)
Book/tax difference on assets	(18.0)	(24.5)
Other Liabilities	(1.2)	0.0

Total deferred tax liability	(84.7)	(74.1)

Net deferred tax asset	$124.4	$167.4

As reported:
Other current assets	$27.9	$102.7

Other long-term assets	$96.5	$64.7

      In evaluating our ability to realize our net deferred tax asset the Company considers all available evidence, both positive and negative, including our past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible and our forecast of future taxable income. In considering these sources of taxable income, the Company makes certain assumptions and judgments that are based on the plans and estimates we use to manage the underlying business of the Company. Changes in the Company’s assumptions and estimates may materially impact the Company’s income tax expense for the period. In the fiscal year ended March 31, 2004, the Company increased its valuation allowance by approximately $25 million after considering all of the positive and negative evidence available. A portion of the valuation allowance is a significant component of the reconciliation between the provision for taxes computed at the statutory rate versus the reported rate.

      Certain deferred tax assets and liabilities recorded in the fiscal year ended March 31, 2003 balances have been reclassified to conform to fiscal 2004 presentation.

      Aggregate unremitted earnings of certain foreign subsidiaries for which U.S. federal income taxes have not been provided, totaled approximately $717.2 million and $778.0 million at March 31, 2003 and 2004,

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Deferred income taxes have not been provided on these earnings because the Company considers them to be indefinitely reinvested. If these earnings were repatriated to the United States or they were no longer permanently re-invested under APB 23, the potential deferred tax liability for these earnings is approximately $252.0 million assuming full utilization of the foreign tax credits associated with these earnings.

      At March 31, 2004, the Company had federal net operating loss carryforwards of $96.6 million that will expire between 2005 and 2024, foreign tax credit carryforwards of $23.4 million that will expire between 2005 and 2009 and research and development tax credit carryforwards of $4.5 million that will expire in 2021. A $14.7 million valuation allowance is recorded against the deferred tax asset related to foreign tax credit carryforwards. Approximately $13.8 million of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, substantially all of which, when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation.

      Of the $96.6 million net operating loss carryforwards, $2.1 million will expire in 2005. If necessary, the $2.1 million will be offset by a $0.9 million valuation allowance that is recorded against the deferred tax asset related to the net operating loss carryforwards. Of the $23.4 million foreign tax credit carryforwards, $3.4 million will expire in 2005. No valuation allowance is recorded against this portion of the foreign tax credits. The Company will attempt to take proactive actions so that these assets will be utilized rather than expire.

      The Company carries out its business operations through legal entities in the US and multiple foreign jurisdictions. These operations require that the Company file corporate income tax returns that are subject to US, State and Foreign tax laws. The Company is subject to routine corporate income tax audits in these multiple jurisdictions. The Company’s provision for income taxes includes amounts intended to satisfy income tax assessments that may result from the examination of the Company’s corporate tax returns that have been filed in these jurisdictions. The amounts ultimately paid upon resolution of these examinations could be materially different from the amounts included in the provision for income taxes and result in additional tax benefit or expense depending on the ultimate outcome.

      As disclosed in previous filings, the Company’s corporate income tax returns for the fiscal years ended March 31, 1998 and 1999 were audited by the Internal Revenue Service (“IRS”). The IRS proposed certain adjustments to the Company’s tax returns and the Company filed a protest to the IRS Appeals (“Appeals”) division. The Company continues to work with Appeals to finalize these audits. The ultimate resolution of these audits will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations. The ultimate resolution date of these audits is difficult to predict, but it is possible that a final resolution and closing agreements will be executed in fiscal 2005. Once this event occurs, the Company intends to adjust its liabilities to reflect any tax benefit realized.

      The IRS issued a Revenue Agent’s Report (“RAR”) to the Company on March 2, 2004, for the fiscal years ended March 31, 2000 and 2001. The changes proposed by the RAR are primarily related to the Company’s inter-company pricing with its foreign affiliate vis-à-vis the US Internal Revenue Code Section 482 rules and the regulations therein. The Company has filed a formal protest and requested a conference with the Office of Appeals. Although the outcome of tax audits is always uncertain, management believes based on current information that the ultimate resolution of this audit will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

(7)	Stock Incentive Plans

      The Company has adopted numerous stock plans that provide for the grant of options and restricted stock to employees and directors of the Company. Under the option plans, all options granted during the years ended March 31, 2002, 2003 and 2004 have been granted at fair market value as of the date of grant and have a ten-

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year term. The restricted stock is subject to transfer restrictions that lapse over one to four years. Under these plans, the Company was authorized to grant an additional 16.9 million shares as of March 31, 2004.

      On September 10, 2002, pursuant to an Offer to Exchange, the Company offered to certain U.S. employees the right to exchange outstanding stock options with an exercise price of $30.00 or more per share granted under certain of the Company’s stock incentive plans for new options that cover a lesser number of shares to be granted under those stock incentive plans at least six months and one day following the cancellation of the options. The Company’s senior officers and board of directors were ineligible to participate in the exchange offer. Amendments to the stock incentive plans to permit the offer were approved by the Company’s stockholders at the Company’s Annual Meeting held on August 29, 2002. The offer expired on October 9, 2002. The Company accepted for exchange options to purchase an aggregate of 6.5 million shares of Company common stock, representing approximately 88% of the options that were eligible for the exchange. These options have been cancelled and are no longer outstanding. On April 10, 2003, subject to the terms and conditions of the Offer to Exchange, the Company issued new options at fair market value as of such date to purchase an aggregate of 2.4 million shares of Company common stock in exchange for such exchanged options.

      The following is a summary of the stock option activity for the years ended March 31, 2002, 2003 and 2004 (shares in millions):

	2002		2003		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	37.7	$29	42.4	$26	33.5	$22
Options granted	12.3	18	4.9	17	9.5	14
Options exercised	(1.1)	9	(2.7)	6	(1.8)	12
Options forfeited or canceled	(6.5)	33	(11.1)	39	(4.6)	21

Options outstanding, end of year	42.4	26	33.5	22	36.6	20

Option price range per Share	$0.30 - 79.06		$0.30 - 79.06		$0.30 - 68.59

Options exercisable	18.1	25	17.1	23	21.9	22

      The Company’s outstanding options as of March 31, 2004, are as follows (shares in millions):

	Outstanding Options
				Exercisable Options
			Weighted Average
Range of		Weighted Average	Remaining		Weighted Average
Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price

$ 0.30 - 13.97	6.1	$13	8	1.8	$10
$13.98 - 16.60	6.3	$15	8	2.6	$15
$16.64 - 17.52	8.3	$17	8	4.2	$17
$17.70 - 19.75	8.0	$19	7	6.5	$20
$19.81 - 68.59	7.9	$33	5	6.8	$33

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the restricted stock activity for the years ended March 31, 2002, 2003 and 2004:

	2002	2003	2004

	(In thousands)
Shares granted and unearned, beginning of year	785	320	241
Shares granted	37	—	42
Shares earned	(373)	(66)	(12)
Shares forfeited	(129)	(13)	(15)

Shares granted and unearned, end of year	320	241	256

      In fiscal 1997, the Company adopted the BMC Software, Inc. 1996 Employee Stock Purchase Plan (the Purchase Plan). A total of 6.0 million shares of common stock may be issued under the Purchase Plan to participating employees, including 2.0 million additional shares approved by the stockholders during the year ended March 31, 2001 and 3.0 million additional shares approved by the stockholders during the year ended March 31, 2003. Purchase rights under the Purchase Plan are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date. During the years ended March 31, 2002, 2003 and 2004, approximately 906,700, 721,200 and 743,500 shares of common stock, respectively, were purchased pursuant to this plan. The Purchase Plan terminates July 1, 2006.

(8)	Retirement Plans

      The Company maintains a salary reduction profit sharing plan, or 401(k) plan, available to all domestic employees. The 401(k) plan is based on a calendar year and allows employees to contribute up to 15% of their annual compensation with a maximum contribution of $11,000 in 2002 and $12,000 for 2003. In calendar year 2002, the board of directors authorized contributions to the 401(k) plan that would match each employee’s contributions up to a maximum of $4,000. The costs of these contributions amounted to $13.3 million, $12.2 million, and $11.0 million for the years ended March 31, 2002, 2003 and 2004, respectively. The Company contributions vest to the employee in increments of 25% per year beginning with the second year of employment and ending with the fifth.

      In addition to the Company’s 401(k) plan, the Company maintains a deferred compensation plan for certain employees. At March 31, 2003 and 2004, a total of approximately $18.1 million and $21.3 million, respectively, is included in long-term marketable securities, with a corresponding amount included in accrued liabilities for the obligations under this plan. Employees participating in this plan receive their respective balances based on predetermined payout schedules or upon termination of employment or death.

(9)	Commitments and Contingencies

Guarantees —

      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company’s product warranties or to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for payment under these provisions and has not been required to make material payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

Leases —

      The Company is a party to non-cancelable operating leases for office space, computer equipment and software. Rent is recognized equally over the lease term. Total expenses incurred under these leases during the years ended March 31, 2002, 2003 and 2004, were approximately $58.2 million, $63.1 million, and $131.1 million, respectively. Lease expense for fiscal year 2004 includes $75.9 million related to exit activities and related costs. See Note 11 — Exit Activities and Related Costs.

      Future minimum lease payments to be made under non-cancelable operating leases and minimum sublease payments to be received under non-cancelable subleases as of March 31, 2004 are:

Years Ending
March 31,

(In millions)
2005	$76.5
2006	71.1
2007	58.7
2008	41.2
2009	33.7
2010 and thereafter	82.8

Total minimum lease payments	364.0
Total minimum sublease payments	(21.4)

$342.6

      During fiscal 2004, the Company entered into a 48-month capital lease for computer hardware. The $4.0 million current portion of the obligation for the capital lease is reflected in the accompanying Consolidated Balance Sheet as of March 31, 2004 as an accrued liability, and the $9.9 million long-term portion of the obligation is reflected as an other long-term liability. Amortization on the computer hardware under the capital lease is included in depreciation and amortization expense on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended March 31, 2004. Future minimum lease payments to be made under capital leases as of March 31, 2004 are $5.0 million in fiscal 2005, $5.0 million in fiscal 2006, $5.0 million in fiscal 2007, $0.8 million in fiscal 2008, $0 for fiscal 2009 and $0 in fiscal 2010 and thereafter.

Litigation —

      On July 31, 2001, Nastel Technologies, Inc. (Nastel) filed a complaint in arbitration alleging breach of licensing agreement by the Company, copyright infringement, and theft of trade secrets. The Company filed a counterclaim again Nastel for reimbursement of overpaid royalties based upon conflicting licensing agreements. The Company believes it has meritorious defenses for the claims asserted against it. The parties have completed the arbitration hearing and are currently preparing post-hearing briefing. A ruling in this matter is expected in the second fiscal quarter of this year. The Company’s management believes that it is reasonably possible that a judgment will be ordered against the Company in this case. However, the amount of the

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment is not estimable; therefore, no expense has been recorded in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

      The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

(10)	Segment Reporting

      BMC’s management reviews the results of the Company’s software business by the following product categories: Enterprise Data Management (EDM) Software, which includes the Mainframe Data Management and Distributed Systems Data Management product lines; Enterprise Systems Management (ESM) Software, which includes the PATROL, MAINVIEW and Scheduling & Output Management product lines; Security; Other Software and Remedy, which includes the results of Magic subsequent to the acquisition date in fiscal 2004. Though the EDM and ESM product categories include the various product lines above, profitability is measured at the product category level. In addition to these software segments, the BMC professional services business is also considered a separate segment. Remedy’s professional services business is included in the Remedy results. Through March 31, 2003, BMC’s management reviewed the results of the Company’s software business by different product categories. The amounts reported below for the years ended March 31, 2002, 2003 and 2004 reflect this change in the composition of the Company’s business segments.

      For the EDM, ESM and BMC professional services segments, segment performance is measured based on contribution margin, reflecting only the direct controllable expenses of the segments. Segment performance for the Security segment is measured based on its direct controllable research and development (R&D) costs and the costs of the dedicated Security sales and services team in North America. As such, management’s measure of profitability for these segments does not include allocation of indirect research and development and support expenses, the effect of software development cost capitalization and amortization, selling and marketing expenses other than for North America Security, general and administrative expenses, amortization of acquired technology and intangibles, one-time charges, other income, net, and income taxes. For the years ended March 31, 2002, 2003 and 2004, the indirect portion of R&D and support expenses, cost of professional services and selling and marketing expenses includes costs associated with the exit activities, as these exit costs are not included in the measurement of segment performance. Effective with the Company’s acquisition of Remedy on November 20, 2002, Remedy is operated as a separate business unit and therefore its performance is measured based on operating margin and does not include amortization of acquired technology and intangibles, other income, net, and income taxes. Remedy’s costs represent the direct controllable costs of the

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business unit and do not include the costs of services performed by BMC on Remedy’s behalf or allocations of corporate expenses. Assets and liabilities are not accounted for by segment.

	Software, excluding Remedy				BMC
					Professional	Indirect
	EDM	ESM	Security	Other	Services	Costs	BMC	Remedy	Consolidated

	(In millions)
2002
Revenues:
License	$281.3	$321.2	$21.1	$1.4	$—	$—	$625.0	$—	$625.0
Maintenance	293.7	265.9	9.7	6.5	—	—	575.8	—	575.8
Professional services	—	—	—	—	88.1	—	88.1	—	88.1

Total revenues	575.0	587.1	30.8	7.9	88.1	—	1,288.9	—	1,288.9
R&D and support expenses	114.3	234.8	10.8	—	—	148.6	508.5	—	508.5
Cost of services	—	—	—	—	95.3	1.7	97.0	—	97.0

	114.3	234.8	10.8	—	95.3	150.3	605.5	—	605.5
Selling and marketing expenses	—	—	2.3	—	—	555.9	558.2	—	558.2

Contribution margin	$460.7	$352.3	$17.7	$7.9	$(7.2)	$(706.2)	125.2	—	125.2

General and administrative expenses							154.2	—	154.2

Operating margin							$(29.0)	$—	(29.0)

Amortization of acquired technology and intangibles									241.8
Merger-related costs and compensation charges and other									12.8
Acquired research and development									—
Other income, net									53.1

Consolidated earnings before taxes									$(230.5)

	Software, excluding Remedy				BMC
					Professional	Indirect
	EDM	ESM	Security	Other	Services	Costs	BMC	Remedy	Consolidated

	(In millions)
2003
Revenues:
License	$262.8	$284.6	$20.3	$0.5	$—	$—	$568.2	$37.5	$605.7
Maintenance	291.1	296.1	13.9	1.6	—	—	602.7	33.1	635.8
Professional services	—	—	—	—	81.6	—	81.6	3.6	85.2

Total revenues	553.9	580.7	34.2	2.1	81.6	—	1,252.5	74.2	1,326.7
R&D and support expenses	114.9	215.2	27.3	—	—	118.5	475.9	13.9	489.8
Cost of services	—	—	4.9	—	78.1	—	83.0	3.8	86.8

	114.9	215.2	32.2	—	78.1	118.5	558.9	17.7	576.6
Selling and marketing expenses	—	—	9.2	—	—	466.8	476.0	23.4	499.4

Contribution margin	$439.0	$365.5	$(7.2)	$2.1	$3.5	$(585.3)	217.6	33.1	250.7

General and administrative expenses							139.2	11.0	150.2

Operating margin							$78.4	$22.1	100.5

Amortization of acquired technology and intangibles									66.7
Merger-related costs and compensation charges and other									0.6
Acquired research and development									12.0
Other income, net									48.1

Consolidated loss before taxes									$69.3

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Software, excluding Remedy				BMC
					Professional	Indirect
	EDM	ESM	Security	Other	Services	Costs	BMC	Remedy	Consolidated

	(In millions)
2004
Revenues:
License	$211.3	$243.2	$13.0	$—	$—	$—	$467.5	$109.9	$577.4
Maintenance	289.9	306.8	15.6	1.1	—	—	613.4	143.0	756.4
Professional services	—	—	—	—	70.0	—	70.0	14.9	84.9

Total revenues	501.2	550.0	28.6	1.1	70.0	—	1,150.9	267.8	1,418.7
R&D and support expenses	103.8	176.6	27.9	—	—	224.2	532.5	53.6	586.1
Cost of services	—	—	3.3	—	61.3	2.4	67.0	12.2	79.2

	103.8	176.6	31.2	—	61.3	226.6	599.5	65.8	665.3
Selling and marketing expenses	—	—	10.4	—	—	510.5	520.9	89.3	610.2

Contribution margin	$397.4	$373.4	$(13.0)	$1.1	$8.7	$(737.1)	30.5	112.7	143.2

General and administrative expenses							159.4	20.7	180.1

Operating margin							$(128.9)	$92.0	(36.9)

Amortization of acquired technology and intangibles									61.0
Merger-related costs and compensation charges and other									—
Restructuring and severance costs									—
Acquired research and development									1.0
Other income, net									69.5

Consolidated loss before taxes									$(29.4)

      Revenues from external customers and long-lived assets (excluding financial instruments and deferred tax assets) attributed to the United States, the Company’s country of domicile, and all other countries are as follows.

	Years Ended March 31,

	2002	2003	2004

	(In millions)
Revenues:
United States	$727.2	$706.9	$727.3
International	561.7	619.8	691.4

	$1,288.9	$1,326.7	$1,418.7

Long-lived Assets:
United States	$786.8	$900.3	$880.2
International	63.6	250.8	183.5

	$850.4	$1,151.1	$1,063.7

(11)	Exit Activities and Related Costs

      During the year ended March 31, 2002, the Company implemented a restructuring plan to better align the Company’s cost structure with existing market conditions. This plan included the involuntary termination of 1,260 employees during the year. These actions were across all divisions and geographies and the affected employees received cash severance packages. During the year ended March 31, 2002, the Company also discontinued certain business information integration products as a result of the dissolution of that business unit, and announced the closure of certain locations throughout the world. A charge of $52.9 million was

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded for year ended March 31, 2002 for employee severance, the write-off of software assets related to discontinued products, net of proceeds from the sale of a portion of the related technology, and office closures. As of March 31, 2003, all disbursements related to this restructuring plan had been paid.

      During the year ended March 31, 2002, the Company sold its enterprise data propagation (EDP) technology for a minority equity investment in the purchaser and future cash payments to be made based on the purchaser’s quarterly sales to BMC’s former EDP customers over the following four years. As these products were part of the discontinued business information integration products, the proceeds will be recorded as a reduction of restructuring costs, as a recovery of the amount previously written off for these products. For the year ended March 31, 2002, proceeds of $0.2 million were recorded, reflecting the estimated fair value of the equity investment received. As the future cash payments, if any, cannot be estimated, they will be recorded in the periods received as a reduction of restructuring costs up to the amount previously written off. Any receipts in excess of the related asset write-off will be reflected as other income.

      The expenses related to the exit activities are reflected in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

Year Ended March 31, 2002

				Write-off
	Severance &			of Software
	Related		Incremental	Development
	Costs	Facilities	Depreciation	Costs	Total

Selling and marketing expenses	$14.8	$4.3	$0.3	$—	$19.4
Research, development and support expenses	14.3	0.3	—	14.7	29.3
Cost of professional services	1.7	—	—	—	1.7
General and administrative expenses	2.4	0.1	—	—	2.5

Total included in operating expenses	$33.2	$4.7	$0.3	$14.7	$52.9

      During the year ended March 31, 2004, the Company implemented a plan to better align its cost structure with existing market conditions. This plan included the involuntary termination of approximately 785 employees. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. As a global enterprise, the Company has been expanding its operations for a number of years in attractive labor markets, including in the Company’s offices in India and Israel. The Company’s plan to better align its cost structure with existing market conditions has, to an extent, accelerated its existing global expansion plans by exiting leases in certain locations around the world, reducing the square footage required to operate those locations and relocating those operations to lower cost facilities. These relocation efforts were completed as of December 31, 2003. Charges for exit costs of $110.1 million were recorded for the year ended March 31, 2004 for employee severance and related costs and exited leases. Additionally, $14.1 million of incremental depreciation expense was recorded during the year ended March 31, 2004 related to the changes in estimated depreciable lives for leasehold improvements in locations to be exited and for certain information technology assets that will be eliminated as a result of the plan. These changes in estimated lives reduced basic and diluted earnings per share by $0.05 for the year ended March 31, 2004. The

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses related to the exit activities are reflected in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

Year Ended March 31, 2004

	Severance &
	Related		Incremental
	Costs	Facilities	Depreciation	Total

	(In millions)
Selling and marketing expenses	$17.5	$34.0	$5.0	$56.5
Research, development and support expenses	10.5	42.4	8.4	61.3
Cost of professional services	2.4	—	—	2.4
General and administrative expenses	3.1	0.2	0.7	4.0

Total included in operating expenses	$33.5	$76.6	$14.1	$124.2

      As of March 31, 2004, $68.6 million of severance and facilities costs related to actions completed under the plan remained accrued for payment in future periods, as follows:

					Cash
					Payments
	Balance at			Adjustments	Net of	Balance at
	March 31,	Charged to		to	Sublease	March 31,
	2003	Expense	Accretion	Estimates	Income	2004

	(In millions)
Severance and related costs	$—	$33.5	$—	$—	$(29.6)	$3.9
Facilities costs	—	75.6	0.7	0.3	(11.9)	64.7

Total accrual	$—	$109.1	$0.7	$0.3	$(41.5)	$68.6

      The amounts accrued at March 31, 2004 related to facilities costs represent the fair value of lease obligations related to exited locations, net of estimated sublease income that could be reasonably obtained in the future and will be paid out over the remaining lives of the applicable lease terms, the last of which ends in fiscal 2011. Other than potential adjustments to these lease accruals based on actual subleases entered in the future, the Company does not expect any significant additional severance or facilities charges subsequent to March 31, 2004. The Company expects to pay out all amounts accrued for severance and related costs in fiscal 2005. Accretion (the increase in present value of amounts that have been discounted) and adjustments to original estimates are included in operating expenses.

(12)	Subsequent Event

      In late April 2004, we announced the signing of a definitive merger agreement with Marimba. The proposed acquisition is subject to customary closing conditions, including the approval of Marimba’s stockholders, and we anticipate closing this transaction during the second fiscal quarter of 2005. Our expected purchase price is approximately $239.0 million.

SCHEDULE II

BMC SOFTWARE, INC. AND SUBSIDIARIES

VALUATION ACCOUNTS

Years Ended March 31, 2002, 2003 and 2004

		Balance at	Charged
		Beginning	(Credited) to		Acquisitions	Balance at
Year	Description	of Year	Expenses	Deduction	and Other	End of Year

		(In millions)
2002	Allowance for doubtful accounts	$25.6	$10.4	$(11.8)	$—	$24.2
2003	Allowance for doubtful accounts	24.2	0.7	(7.3)	1.3	18.9
	Allowance for doubtful finance receivables	—	3.3	—	—	3.3
2004	Allowance for doubtful accounts	18.9	(5.3)	(1.7)	0.2	12.1
	Allowance for doubtful finance receivables	3.3	—	(0.7)	—	2.6

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2004.

BMC SOFTWARE, INC.

By:	/s/ ROBERT E. BEAUCHAMP

Robert E. Beauchamp
President, Chief Executive Officer
and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ B. GARLAND CUPP B. Garland Cupp	Chairman of the Board	June 14, 2004

/s/ ROBERT E. BEAUCHAMP Robert E. Beauchamp	President, Chief Executive Officer and Director	June 14, 2004

/s/ GEORGE W. HARRINGTON George W. Harrington	Senior Vice President and Chief Financial Officer	June 14, 2004

/s/ JOHN W. COX John W. Cox	Vice President and Chief Accounting Officer	June 14, 2004

/s/ JON E. BARFIELD Jon E. Barfield	Director	June 14, 2004

/s/ JOHN W. BARTER John W. Barter	Director	June 14, 2004

/s/ MELDON K. GAFNER Meldon K. Gafner	Director	June 08, 2004

/s/ L. W. GRAY L. W. Gray	Director	June 08, 2004

/s/ KATHLEEN A. O’NEIL Kathleen A. O’Neil	Director	June 14, 2004

Signatures	Title	Date

/s/ GEORGE F. RAYMOND George F. Raymond	Director	June 14, 2004

/s/ TOM C. TINSLEY Tom C. Tinsley	Director	June 14, 2004

EXHIBIT INDEX

Exhibit
Number

3.1		—	Restated Certificate of Incorporation of the Company; incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-22892) (the S-1 Registration Statement).
3.2		—	Certificate of Amendment of Restated Certificate of Incorporation; incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (the 1997 10-K).
3.3		—	Certificate of Amendment of Restated Certificate of Incorporation filed November 30, 1999; incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (the 2002 10-K).
3.4		—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
4.1		—	Rights Agreement, dated as of May 8, 1995, between the Company and The First National Bank of Boston, as Rights Agent (the Rights Agreement), specifying the terms of the Rights, which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the form of the Summary of Rights as Exhibit C (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated May 10, 1995).
4.2		—	Amendment to the Rights Agreement; incorporated by reference to Exhibit 4.3 to the 1997 10-K.
10	.1(a)	—	BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995 (the 1995 10-K).
10	.1(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.7(b) to the 1995 10-K.
10	.2(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to the 1995 10-K.
10	.2(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.
10.3		—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.
10	.4(a)	—	BMC Software, Inc. 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10	.4(b)	—	First Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(b) to the 2002 10-K.
10	.4(c)	—	Second Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(c) to the 2002 10-K.
10	.4(d)	—	Form of Stock Option Agreement employed under 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(d) to the 2002 10-K.
10	.5(a)	—	BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.
10	.5(b)	—	First Amendment to BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.
10	.5(c)	—	Form of BMC Software, Inc. 1994 Deferred Compensation Plan Trust Agreement; incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

Exhibit
Number

10	.6(a)	—	Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.
10	.6(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(b) to the 2002 10-K.
10	.6(c)	—	Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (the “2003 10-K”).
*10	.6(d)	—	Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp.
10	.7(a)	—	Form of Executive Employment Agreement between BMC Software, Inc. and each of Jerome Adams, Dan Barnea and Darroll Buytenhuys; incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10	.7(b)	—	Form of Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and each of Dan Barnea, Darroll Buytenhuys, Jeffrey Hawn and Robert H. Whilden, Jr.; incorporated by reference to Exhibit 10.7(b) to the 2002 10-K.
10	.7(c)	—	Form of Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and each of Jerome Adams, Dan Barnea and Darroll Buytenhuys; incorporated by reference to Exhibit 10.7(c) to the 2003 10-K.
*10	.7(d)	—	Form of Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and each of Jerome Adams, Dan Barnea and Darroll Buytenhuys.
*10	.7(e)	—	Form of Amendment No. 4 to Executive Employment Agreement between BMC Software, Inc. and each of Jerome Adams, Dan Barnea and Darroll Buytenhuys.
10	.7(f)	—	Schedule to Form of Executive Employment Agreement, as amended; incorporated by reference to Exhibit 10.8 to the 2002 10-K.
10	.8(a)	—	BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to the Company’s 2002 proxy statement filed with the SEC on Schedule 14A (the 2002 Proxy Statement).
10	.8(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 2003 10-K.
10	.9(a)	—	BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Appendix C to the 2002 Proxy Statement.
10	.9(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Exhibit 10.9(b) to the 2003 10-K.
10.10		—	BMC Software, Inc. Short-term Incentive Performance Award Program; incorporated by reference to Exhibit 10.10 to the 2003 10-K.
10.11		—	BMC Software, Inc. Long-term Incentive Performance Award Program; incorporated by reference to Exhibit 10.11 to the 2003 10-K.
*10	.12	—	Executive Employment Agreement between BMC Software, Inc. and George W. Harrington, as amended.
*21	.1	—	Subsidiaries of the Company.
*23	.1	—	Consent of Independent Registered Public Accounting Firm.
*31	.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

Exhibit
Number

*32	.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith