Form 10-Q
period 2004-06-30
BMC SOFTWARE INC
filed 2004-08-09
CIK 835729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Registrant’s telephone number including area code: (713) 918-8800

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     As of August 5, 2004, there were outstanding 223,083,206 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC. AND SUBSIDIARIES
QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BMC SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	June 30,
	2004	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$612.3	$789.2
Marketable securities	296.6	169.8
Trade accounts receivable, net	172.6	120.7
Current trade finance receivables, net	175.5	146.0
Other current assets	167.9	161.2

Total current assets	1,424.9	1,386.9
Property and equipment, net	396.0	399.9
Software development costs and related assets, net	138.9	133.7
Long-term marketable securities	304.1	277.4
Long-term trade finance receivables, net	158.7	122.8
Acquired technology, net	80.3	71.1
Goodwill, net	383.6	384.7
Intangible assets, net	56.2	52.0
Other long-term assets	102.1	105.3

	$3,044.8	$2,933.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$39.2	$23.2
Accrued liabilities	279.3	213.7
Current portion of deferred revenue	668.4	663.1

Total current liabilities	986.9	900.0
Long-term deferred revenue	733.2	731.5
Other long-term liabilities	109.5	97.5

Total liabilities	1,829.6	1,729.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2.5	2.5
Additional paid-in capital	537.2	536.4
Retained earnings	1,108.8	1,119.5
Accumulated other comprehensive income (loss)	(10.7)	(16.9)

	1,637.8	1,641.5
Less treasury stock, at cost	(421.7)	(435.1)
Less unearned portion of restricted stock compensation	(0.9)	(1.6)

Total stockholders’ equity	1,215.2	1,204.8

	$3,044.8	$2,933.8

     The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2003	2004
Revenues:
License	$107.6	$100.3
Maintenance	183.5	204.8
Professional services	18.8	20.9

Total revenues	309.9	326.0

Operating expenses:
Selling and marketing expenses	137.9	124.7
Research, development and support expenses	127.3	109.3
Cost of professional services	19.0	20.5
General and administrative expenses	37.3	42.7
Amortization of acquired technology and intangibles	15.6	16.1

Total operating expenses	337.1	313.3

Operating income (loss)	(27.2)	12.7
Interest and other income, net	21.6	19.7
Gain (loss) on marketable securities and other investments	(0.8)	(2.1)

Other income, net	20.8	17.6

Earnings (loss) before income taxes	(6.4)	30.3
Income tax provision (benefit)	(0.3)	19.6

Net earnings (loss)	$(6.1)	$10.7

Basic earnings (loss) per share	$(0.03)	$0.05

Diluted earnings (loss) per share	$(0.03)	$0.05

Shares used in computing basic earnings (loss) per share	229.6	223.1

Shares used in computing diluted earnings (loss) per share	229.6	225.1

Comprehensive income (loss):
Net earnings (loss)	$(6.1)	$10.7
Foreign currency translation adjustment	12.9	(0.4)
Unrealized gain (loss) on securities available for sale:
Unrealized gain (loss), net of taxes of $1.0 and $4.0	1.8	(7.5)
Realized (gain) loss included in net earnings (loss), net of taxes of $0.3 and $0.7	0.6	1.4

	2.4	(6.1)
Unrealized gain (loss) on derivative instruments:
Unrealized loss, net of taxes of $0.9 and $0	(1.7)	—
Realized loss included in net earnings (loss), net of taxes of $0.3 and $0.1	0.6	0.3

	(1.1)	0.3

Comprehensive income (loss)	$8.1	$4.5

     The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	June 30,
	2003	2004
Cash flows from operating activities:
Net earnings (loss)	$(6.1)	$10.7
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	57.7	49.5
(Gain) loss on marketable securities	0.8	2.1
Earned portion of restricted stock compensation	0.6	0.3
(Increase) decrease in finance receivables	91.3	65.9
Increase (decrease) in payables to third-party financing institutions for finance receivables	(35.1)	(18.3)
Net change in trade receivables, payables, deferred revenue and other components of working capital	14.8	(20.1)

Net cash provided by operating activities	124.0	90.1

Cash flows from investing activities:
Cash paid for technology acquisitions and other investments, net of cash acquired	(6.1)	(4.8)
Adjustment of cash paid for Remedy acquisition	7.2	—
Purchases of marketable securities	(163.2)	(5.1)
Maturities of/proceeds from sales of marketable securities	49.1	146.4
Purchases of property and equipment	(12.7)	(16.8)
Capitalization of software development costs and related assets	(15.0)	(14.2)

Net cash provided by (used in) investing activities	(140.7)	105.5

Cash flows from financing activities:
Payments on capital leases	—	(1.0)
Stock options exercised and other	1.3	4.9
Treasury stock acquired	(60.0)	(20.0)

Net cash used in financing activities	(58.7)	(16.1)

Effect of exchange rate changes on cash	3.4	(2.6)

Net change in cash and cash equivalents	(72.0)	176.9
Cash and cash equivalents, beginning of period	500.1	612.3

Cash and cash equivalents, end of period	$428.1	$789.2

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$0.6	$3.9
Liabilities assumed in acquisitions	$0.2	$—
Receivable for disposal of technology	$2.0	$—

     The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of BMC Software, Inc. and its majority-owned subsidiaries (collectively, the Company or BMC). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to provide comparability among the periods presented or reflect recent pronouncements.

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

     These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2004, as filed with the Securities and Exchange Commission on Form 10-K.

(2) Earnings (Loss) Per Share

     Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three-month periods ended June 30, 2003 and 2004, the treasury stock method effect of 31.1 million and 13.8 million weighted options, respectively, had been excluded from the calculation of diluted EPS as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months ended June 30, 2003 and 2004, respectively:

	Three Months Ended
	June 30,
	2003	2004
	(In millions,
	except per share data)
Basic earnings (loss) per share:
Net earnings (loss)	$(6.1)	$10.7

Weighted average number of common shares	229.6	223.1

Basic earnings (loss) per share	$(0.03)	$0.05

Diluted earnings (loss) per share:
Net earnings (loss)	$(6.1)	$10.7

Weighted average number of common shares	229.6	223.1
Incremental shares from assumed conversions of stock options and other	—	2.0

Adjusted weighted average number of common shares	229.6	225.1

Diluted earnings (loss) per share	$(0.03)	$0.05

(3) Segment Reporting

     BMC’s management reviews the results of the Company’s software business by the following product categories: Mainframe Management, including the Mainframe Data Management and MAINVIEW® product lines; Distributed Systems Management, which includes the PATROL®, Distributed Systems Data Management and Scheduling & Output Management product lines; Service Management, which includes the Remedy® and Magic products; and Identity Management. Profitability is measured at the product category level. Through March 31, 2004, BMC’s management reviewed the results of the Company’s software business by different product categories and has recently made changes to the product categories to increase organizational effectiveness. The descriptive names selected for each product category are representative of the solutions developed and provide clarity about each product category’s focus area. The amounts reported below for the three months ended June 30, 2003 and 2004, reflect this change in the composition of the Company’s product categories.

     For the Mainframe Management, Distributed Systems Management, Service Management and Professional Services product categories, performance is measured based on contribution margin, reflecting only the direct controllable expenses of the product categories. Performance for the Identity Management product category is measured based on its direct controllable research and development (R&D) costs and the costs of the dedicated Identity Management sales and services team in North America. Assets and liabilities are not accounted for by product category.

		Distributed
	Mainframe	Systems	Service	Identity		Professional	Indirect
Quarter Ended June 30, 2003	Management	Management	Management	Management	Other	Services	Costs	Consolidated
	(In millions)
Revenues:
License	$35.6	$47.7	$20.8	$3.3	$0.2	$—	$—	$107.6
Maintenance	78.2	70.7	29.8	4.1	0.7	—	—	183.5
Professional services	—	—	—	—	—	18.8	—	18.8

Total revenues	113.8	118.4	50.6	7.4	0.9	18.8	—	309.9
R&D and support expenses	21.0	47.8	14.1	7.5	—	—	36.9	127.3
Cost of services	—	—	—	1.0	—	18.0	—	19.0

	92.8	70.6	36.5	(1.1)	0.9	0.8	(36.9)	163.6
Selling and marketing expenses	—	—	—	2.7	—	—	135.2	137.9

Contribution margin	$92.8	$70.6	$36.5	$(3.8)	$0.9	$0.8	(172.1)	$25.7

General and administrative expenses								37.3

Operating margin								(11.6)
Amortization of acquired technology and intangibles								15.6
Other income, net								20.8

Consolidated loss before taxes								$(6.4)

		Distributed
	Mainframe	Systems	Service	Identity		Professional	Indirect
Quarter Ended June 30, 2004	Management	Management	Management	Management	Other	Services	Costs	Consolidated
	(In millions)
Revenues:
License	$34.7	$36.0	$28.2	$1.4	$—	$—	$—	$100.3
Maintenance	77.7	77.3	46.1	3.7	—	—	—	204.8
Professional services	—	—	—	—	—	20.9	—	20.9

Total revenues	112.4	113.3	74.3	5.1	—	20.9	—	326.0
R&D and support expenses	21.8	39.0	16.0	6.0	—	—	26.5	109.3
Cost of services	—	—	—	0.5	—	20.0	—	20.5

	90.6	74.3	58.3	(1.4)	—	0.9	(26.5)	196.2
Selling and marketing expenses	—	—	—	2.4	—	—	122.3	124.7

Contribution margin	$90.6	$74.3	$58.3	$(3.8)	$—	$0.9	(148.8)	$71.5

General and administrative expenses								42.7

Operating margin								28.8
Amortization of acquired technology and intangibles								16.1
Other income, net								17.6

Consolidated income before taxes								$30.3

(4) Stock Incentive Plans

     The Company has adopted numerous stock plans that provide for the grant of options and restricted stock to employees and directors of the Company. Under the option plans, all options have been granted at fair market value as of the date of grant and have a ten-year term. The restricted stock is subject to transfer restrictions that lapse over one to four years. The Company also has adopted an employee stock purchase plan (ESPP) under which rights to purchase the Company’s common stock are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date.

     The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, which is generally the grant date, less the amount the grantee is required to pay to acquire the stock. Alternatively, Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but rather, permits continued application of APB Opinion No. 25. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based employee compensation granted. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company’s common stock on the date of grant, no compensation expense is recorded.

     For the three months ended June 30, 2003 and 2004, the Company recorded compensation expense of $0.6 million and $0.3 million, respectively, for restricted stock grants. The Company was not required to record compensation expense for stock option grants and stock issued under the ESPP during the same periods.

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

		Three Months Ended
		June 30,
		2003	2004
		(In millions, except
		per share data)
Net earnings (loss):	As Reported	$(6.1)	$10.7
Add stock-based employee compensation expense included in net earnings (loss) as reported, net of related tax effects		0.4	0.2
Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects		(25.9)	(16.2)

	Pro Forma	$(31.6)	$(5.3)
Basic earnings (loss) per share:	As Reported	$(0.03)	$0.05
	Pro Forma	$(0.14)	$(0.02)
Diluted earnings (loss) per share:	As Reported	$(0.03)	$0.05
	Pro Forma	$(0.14)	$(0.02)

(5) Guarantees

     FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company’s product warranties or to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for payment under these provisions and has not been required to make material payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

(6) Exit Activities and Related Costs

     During the year ended March 31, 2004, the Company achieved a better alignment of its cost structure with market conditions; the Company’s actions included the involuntary termination of approximately 785 employees. The workforce reduction was across all functions and geographies and affected employees were provided separation packages. As a global enterprise, the Company has been expanding its operations for a number of years in attractive labor markets, including India and Israel. The Company’s fiscal year 2004 actions have, to an extent, accelerated this trend. The Company has exited leases in certain locations, reduced the square footage required to operate those locations and relocated some operations to lower cost facilities. These relocation efforts were completed as of December 31, 2003.

     As of June 30, 2004, $57.1 million of severance and facilities costs related to actions completed under the plan remained accrued for payment in future periods, as follows:

	Balance at				Cash Payments	Balance at
	March 31,	Charged to		Adjustments	Net of Sublease	June 30,
	2004	Expense	Accretion	To Estimates	Income	2004
			(In millions)
Severance and related costs	$3.9	$—	$—	$0.8	$(2.1)	$2.6
Facilities costs	64.7	—	0.6	(1.9)	(8.9)	54.5

Total accrual	$68.6	$—	$0.6	$(1.1)	$(11.0)	$57.1

     The amounts accrued at June 30, 2004 related to facilities costs represent the fair value of lease obligations related to exited locations, net of estimated sublease income that could be reasonably obtained in the future and will be paid out over the remaining lives of the applicable lease terms, the last of which ends in fiscal 2011. The Company does not expect any significant additional severance or facilities charges subsequent to June 30, 2004 other than potential adjustments to lease accruals based on actual subleases differing from the estimates. The Company expects to pay out all amounts accrued for severance and related costs in fiscal 2005. Accretion (the increase in present value amounts that have been discounted) and adjustments to original estimates are included in operating expenses.

(7) Income Taxes

     Income tax expense for the three months ended June 30, 2004 is $19.6 million resulting in an effective tax rate of 65%. Included in income tax expense for the quarter is approximately $11.1 million intended to satisfy income tax assessments that may result from the examination of the Company’s corporate tax returns that have been filed in domestic and foreign jurisdictions and to increase the valuation allowance for certain deferred tax assets. Excluding these items, the effective tax rate for the three months ended June 30, 2004 is 28%.

(8) Subsequent Event

     The Company completed its acquisition of Marimba, Inc. (Marimba) on July 15, 2004 for the purchase price of approximately $255 million, including direct costs of the transaction. The results related to this acquisition will be included in the Service Management product category.

(9) Litigation

     On July 31, 2001, Nastel Technologies, Inc. (Nastel) filed a complaint in arbitration alleging breach of licensing agreement by the Company, copyright infringement, and theft of trade secrets. The Company filed a counterclaim against Nastel for reimbursement of overpaid royalties based upon conflicting licensing agreements. The Company believes it has meritorious defenses for the claims asserted against it. The parties have completed the arbitration hearing and have submitted post-hearing briefing to the arbitration panel. A ruling in this matter is expected in the second fiscal quarter of 2005. The Company’s management believes that it is reasonably possible that a judgment will be ordered against the Company in this case; however, the amount of any such judgment is not estimable.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     This section of the Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this Report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled “Certain Risks and Uncertainties.” It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for fiscal 2004.

Overview

     We market software solutions designed to improve the availability, performance and recoverability of enterprise applications, databases and other IT systems components operating in mainframe, distributed computing and Internet environments. Our Service Management product category extends our solutions to include products that automate service-related business processes through a complete suite of service management applications. Our strategy is focused on Business Service Management (BSM), the direct linkage of IT resources, management and solutions with the goals of the overall business. The objective of our BSM strategy is to enable companies to move beyond traditional IT management and manage their business-critical services from both an IT and business perspective.

     For the quarter ended June 30, 2004, we earned $0.05 per share as compared to a loss of $0.03 per share for the same quarter in the prior year. This improvement is primarily related to decreased operating expenses as a result of last year’s restructuring. Although our expense management efforts are paying off, our license revenue performance during the quarter did not meet our expectations and declined 7% compared to the first quarter of fiscal 2004. We maintained a strong balance sheet with cash, cash equivalents and marketable securities balances at June 30, 2004 of $1.2 billion, and we generated $90.1 million in cash flows from operations.

Industry Conditions

     We believe that buyers of systems management software are now more focused on linking their IT operations and infrastructure with their overall business services. We remain optimistic about our business prospects and continue to believe that we are uniquely positioned to be the leading provider of BSM solutions; nevertheless, we recognize that the systems management software marketplace is highly competitive. We compete with a variety of software vendors, including large vendors such as IBM, HP, Computer Associates and a number of other smaller software vendors. We compete for new customers and, from time to time, must compete to maintain our relationship with our current customers. This competition can lead to pricing pressure and can affect our margins. We discuss competition in greater detail in the “Certain Risks and Uncertainties” section of MD&A.

Critical Accounting Policies

     The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, valuation of investments and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2004 under Management’s Discussion and Analysis of Results of Operations and Financial Condition where such policies affect our reported and expected financial results. Our critical accounting polices have not changed in any material respect, nor have we adopted any new critical accounting policies during the three months ended June 30, 2004.

Results of Operations and Financial Condition

     The following table sets forth, for the periods indicated, the percentages that selected items in the condensed consolidated statements of operations and comprehensive income (loss) bear to total revenues. These comparisons of financial results are not necessarily indicative of future results.

	Percentage of
	Total Revenues
	Three Months Ended
	June 30,
	2003	2004
Revenues:
License	34.7%	30.8%
Maintenance	59.2	62.8
Professional services	6.1	6.4

Total revenues	100.0	100.0
Operating expenses:
Selling and marketing expenses	44.5	38.3
Research, development and support expenses	41.1	33.5
Cost of professional services	6.1	6.3
General and administrative expenses	12.0	13.1
Amortization of acquired technology and intangibles	5.0	4.9

Total operating expenses	108.7	96.1

Operating income (loss)	(8.7)	3.9
Interest and other income, net	7.0	6.0
Gain (loss) on marketable securities and other investments	(0.3)	(0.6)

Other income, net	6.7	5.4

Earnings (loss) before income taxes	(2.0)	9.3
Income tax provision (benefit)	—	6.0

Net earnings (loss)	(2.0)%	3.3%

Revenues

     We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services.

	Three Months Ended
	June 30,
	2003	2004	Change
	(In millions)
License:
Domestic	$43.4	$46.4	6.9%
International	64.2	53.9	(16.0)%

Total license revenues	107.6	100.3	(6.8)%
Maintenance:
Domestic	105.7	115.0	8.8%
International	77.8	89.8	15.4%

Total maintenance revenues.	183.5	204.8	11.6%
Professional Services:
Domestic	9.1	10.0	9.9%
International	9.7	10.9	12.4%

Total professional services	18.8	20.9	11.2%

Total revenues	$309.9	$326.0	5.2%

     Product License Revenues

     Our product license revenues primarily consist of fees related to products licensed to customers on a perpetual basis. Product license fees can be associated with a customer’s licensing of a given software product for the first time or with a customer’s purchase of the right to run a previously licensed product on additional computing capacity or to add users. Our license revenues also include term license fees which are generated when customers are granted license rights to a given software product for a defined period of time less than 48 months.

     License revenues for the quarter ended June 30, 2004, decreased 7% compared to the same period last year. Weakness in IT spending and customer procurement process slowdowns resulted in the decline in license revenues. License bookings were similarly affected. The number of license transactions over $1 million during the quarter decreased to nine from 16 in the prior year period. In the quarter ended June 30, 2004, there were no license transactions greater than $5 million. The total license value of these nine transactions was $17 million, compared to $30 million for the 16 transactions in the comparable prior year period.

     For the periods ended June 30, 2003 and 2004, our recognized revenues were impacted by the changes in our deferred license revenue balance as follows (in millions):

	Three Months Ended
	June 30,
	2003	2004
Deferrals of license revenue	$(21.9)	$(22.1)
Recognition from deferred license revenue	23.7	38.8

Net impact on recognized license revenue	$1.8	$16.7

Deferred license revenue balance at end of quarter	$216.3	$335.6

     We expect that our deferred license revenue will grow in fiscal 2005 based on increased customer requests for contractual terms that result in deferral of revenue and our recent initiative to ensure our customers understand the flexibility that we offer. Also, because of differing maintenance pricing methodologies for legacy BMC products and Remedy products, license revenues in transactions that include both types of products typically must be deferred under the residual method of accounting for multiple element arrangements. We expect the volume of such joint transactions to increase and, accordingly, expect the deferred license revenue related to them to increase. The contract terms and conditions that result in deferral of revenue recognition for a given transaction result from arm’s length negotiations between us and our customers. During these negotiations, the contract terms and conditions that result in deferral may be requested by a customer, while in some cases we may suggest inclusion of these terms and conditions where it makes business sense to do so. We may suggest short-term time-based licenses in response to customers’ product mix, pricing and licensing needs. In either case, the resulting contract must be acceptable to both parties. Examples of transactions resulting in the deferral of license revenue would include short-term time-based licenses (generally one to four years), transactions that include both BMC and Remedy products, as noted above, for which vendor-specific objective evidence of the fair value of the maintenance, enhancement and support does not exist, and transactions that include complex terms and conditions for which we do not have vendor-specific objective evidence of fair value of the maintenance, enhancement and support. Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenues to be recognized each quarter become more predictable as a larger percentage of those revenues come from the deferred license revenue balance. As of June 30, 2004, the average remaining life of the deferred license revenue balance was approximately three and one half years.

     Our domestic operations generated 40% and 46% of license revenues in the quarters ended June 30, 2003 and 2004, respectively. Domestic license revenues for the quarter ended June 30, 2004 increased 7% compared to the comparable period in the prior fiscal year. For the quarter ended June 30, 2004, the improvement from the prior year is due to the increase in recognition from deferred license revenue as noted in the table above. The IT spending environment in the domestic region remains challenging. International license revenues represented 60% and 54% of license revenues for the quarters ended June 30, 2003 and 2004, respectively. International license revenues for the quarter ended June 30, 2004 decreased 16% compared to the same period last year. Foreign currency exchange rate changes resulted in an increase in international license revenue of 3% for the quarter ended June 30, 2004, net of hedging. Excluding this currency impact, international license revenues decreased 19% compared to the quarter ended June 30, 2003.

     Maintenance, Enhancement and Support Revenues

     Maintenance, enhancement and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance, enhancement and support enrollment generally entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems, networks, storage systems and applications. These fees are generally charged annually and are based on a percentage of the product price. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related perpetual license agreement.

     Maintenance revenues increased 12% for the quarter ended June 30, 2004, over the comparable prior year period, primarily as a result of the additional maintenance revenue associated with the Remedy and Magic products and the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as customers install our products on additional processing capacity. However, discounts tend to increase at higher levels of processing capacity, so that maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. These discounts, combined with the reduced maintenance percentages for long-term contracts discussed above and the decline in our license revenues, have led to lower growth rates for our maintenance revenue excluding the Remedy and Magic products. Further declines in our license revenue and/or increased discounting could lead to declines in our maintenance revenues. Historically, our maintenance renewal rates have been high, but economic and competitive pressures could cause customers to reduce their licensed capacity and, therefore, the capacity upon which our maintenance, enhancement and support fees are charged.

     Product Line Revenues

	Three Months Ended
	June 30,
	2003	2004	Change
	(In millions)
Mainframe Management:
Mainframe Data Management	$82.9	$85.5	3.1%
MAINVIEW	30.9	26.9	(12.9)%

	113.8	112.4	(1.2)%
Distributed Systems Management:
PATROL	61.6	56.2	(8.8)%
Distributed Systems Data Management	25.9	26.6	2.7%
Scheduling & Output Management	30.9	30.5	(1.3)%

	118.4	113.3	(4.3)%
Service Management	50.6	74.3	46.8%
Identity Management	7.4	5.1	(31.1)%
Other	0.9	—	(100.0)%

Total license & maintenance revenues	$291.1	$305.1	4.8%

     Our solutions are broadly divided into four core product categories. The Mainframe Management product category includes products designed for managing database management systems on mainframe platforms. The Distributed Systems Management product category includes our systems management and monitoring, scheduling and output management solutions. The Service Management product category includes our service, change and asset management solutions. The Identity Management product category includes products that facilitate user registration and password administration.

     Mainframe Management revenues represented 39% and 37% of our total software revenues for the quarters ended June 30, 2003 and 2004, respectively. Total software revenues for this product category declined 1% in the quarter ended June 30, 2004, from the same period in the prior year. The overall decrease for the quarter ended June 30, 2004 was primarily due to the decrease in both license and maintenance revenues for the MAINVIEW product line as our past success in displacing Candle products has led to less current opportunities for this product line and slower growth in customer demand for capacity. This decrease was partially offset by increased license and maintenance revenues for the Mainframe Data Management product line, as the recognition from deferred license revenue for this product line was significantly higher in the quarter ended June 30, 2004 as compared to the prior year period.

     Distributed Systems Management revenues contributed 41% and 37% of our total software revenues for the quarters ended June 30, 2003 and 2004, respectively. Total software revenues for this product category decreased 4% in the quarter ended June 30, 2004, from the same period in the prior year. Total license bookings for the PATROL and Scheduling and Output Management product lines decreased significantly compared to the prior year period as there were fewer large transactions in the current quarter due to the weakness in IT spending. These decreases in license revenues were partially offset by increases in maintenance revenues primarily from the same two product lines as overall maintenance revenues increased due to the continuing growth in the base of installed products and the processing capacity on which they run.

     Service Management revenues contributed 17% and 24% of our total software revenues for the quarters ended June 30, 2003 and 2004, respectively. Total software revenues for this product category increased 47% in the quarter ended June 30, 2004, from the same period in the prior year as license and maintenance revenues increased 36% and 55%, respectively. The increases were primarily due to the acquisition of Magic Solutions during the fourth quarter of fiscal 2004 and growth of Remedy’s core business.

     Identity Management revenues contributed 3% and 2% of total software revenues for the quarters ended June 30, 2003 and 2004, respectively. Total software revenues for this product category decreased 31% in the quarter ended June 30, 2004 from the same period in the prior year. Identity Management license and maintenance revenues decreased 58% and 10%, respectively, for the quarter ended June 30, 2004, as compared to the comparable prior year period due to more recognition from deferred license revenue in the quarter ended June 30, 2003 as compared to the current year period.

Professional Services Revenues

     Professional services revenues, representing fees from implementation, integration and education services performed during the period increased 11% for the quarter ended June 30, 2004, compared to the prior year period. This increase is primarily the result of several competitive BSM wins.

Operating Expenses

	Three Months Ended
	June 30,
	2003	2004	Change
	(In millions)
Selling and marketing	$137.9	$124.7	(9.6)%
Research, development and support	127.3	109.3	(14.1)%
Cost of professional services	19.0	20.5	7.9%
General and administrative	37.3	42.7	14.5%
Amortization of acquired technology and intangibles	15.6	16.1	3.2%

Total operating expenses	$337.1	$313.3	(7.1)%

     Exit Activities and Related Costs

     During the year ended March 31, 2004, we achieved a better alignment of our cost structure with market conditions; our actions included the involuntary termination of approximately 785 employees. The workforce reduction was across all functions and geographies and affected employees were provided separation packages. As a global enterprise, we have been expanding our operations for a number of years in attractive labor markets, including India and Israel. Our fiscal year 2004 actions have, to an extent, accelerated this trend. We have exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities. These relocation efforts were completed as of December 31, 2003.

     As of June 30, 2004, $57.1 million of severance and facilities costs related to actions completed under the plan remained accrued for payment in future periods, as follows:

	Balance at				Cash Payments	Balance at
	March 31,	Charged to		Adjustments	Net of Sublease	June 30,
	2004	Expense	Accretion	To Estimates	Income	2004
			(In millions)
Severance and related costs	$3.9	$—	$—	$0.8	$(2.1)	$2.6
Facilities costs	64.7	—	0.6	(1.9)	(8.9)	54.5

Total accrual	$68.6	$—	$0.6	$(1.1)	$(11.0)	$57.1

     The amounts accrued at June 30, 2004 related to facilities costs represent the fair value of lease obligations for exited locations, net of estimated sublease income that could be reasonably obtained in the future and will be paid out over the remaining lives of the applicable leases, the last of which ends in fiscal 2011. We do not expect any significant additional severance or facilities charges subsequent to June 30, 2004 other than potential adjustments to lease accruals based on actual subleases differing from the estimates. We expect to pay all amounts accrued for severance and related costs in fiscal 2005. Accretion (the increase in present value of amounts that have been discounted) and adjustments to original estimates are included in operating expenses. We realized operating expense savings in the quarter ended June 30, 2004 of approximately $24 million related to personnel and facilities costs as compared to the prior year period.

     Selling and Marketing

     Our selling and marketing expenses primarily include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Selling and marketing expenses represented 45% and 38% of total revenues for the quarters ended June 30, 2003 and 2004, respectively. Selling and marketing expenses decreased 10% for the quarter ended June 30, 2004, as compared to the prior year. The decline is primarily related to decreased personnel expenses, primarily due to our restructuring activities, and reduced bad debt expense related to license billings.

     Research, Development and Support

     Research, development and support expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include costs associated with the maintenance, enhancement and support of our products, computer hardware/software costs, telecommunications and personnel expenses necessary to maintain our data processing center, royalties and the effect of software development cost capitalization and amortization.

     Research, development and support expenses were reduced in the quarters ended June 30, 2003 and 2004 by amounts capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” We capitalize our software development costs when the projects under development reach technological feasibility, as defined by SFAS No. 86, and amortize these costs over the products’ estimated economic lives, which are typically three years.

     The following table summarizes the amounts capitalized and amortized during the three months ended June 30, 2003 and 2004. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

	Three Months Ended
	June 30,
	2003	2004
	(In millions)
Software development and purchased software costs capitalized	$(15.0)	$(14.2)
Total amortization	23.2	19.4

Net impact on research and development expense	$8.2	$5.2

Accelerated amortization included in total amortization above	$—	$0.8

     Research, development and support expenses represented 41% and 34% of total revenues for the quarters ended June 30, 2003 and 2004, respectively. Research, development and support expenses decreased 14% in the three months ended June 30, 2004, compared to the same period in the prior year. The decrease is due to a reduction in personnel and facilities costs and personnel growth in lower cost locations, resulting from our restructuring activities, and the net effect of the software capitalization and amortization shown above.

     The decrease in the net effect of software development and purchased software costs is due to the overall reduction in research and development headcount as compared to the comparable prior year period, the development of agentless and channel-ready products that result in less capitalization due to reduced development time and decreased amortization as mature products become fully amortized.

     Cost of Professional Services

     Cost of professional services consists of personnel costs associated with implementation, integration and education services that we perform for our customers and the related infrastructure to support this business. The cost of professional services represented 6% of total revenues for both quarters ended June 30, 2003 and 2004, respectively. Cost of professional services increased 8% for the quarter ended June 30, 2004 compared to the prior year quarter due to increased third-party implementation services and was partially offset by decreased personnel costs due to our restructuring activities and decreased travel costs.

     General and Administrative

     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, IT, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects and insurance. General and administrative expenses represented 12% and 13% of total revenues in the quarters ended June 30, 2003 and 2004, respectively. These expenses increased 15% for the quarter ended June 30, 2004, compared to the same period in the prior year. The increase included higher professional fees, consisting of legal, accounting and consulting fees, due, in part to Sarbanes Oxley compliance efforts, greater losses related to the impact of foreign currency exchange rate changes. These increases more than offset decreased depreciation on leasehold improvements related to our restructuring activities.

     Amortization of Acquired Technology and Intangibles

     Under the purchase accounting method for certain of our acquisitions, portions of the purchase prices were allocated to acquired software and other intangible assets. We are amortizing these intangibles over three-year periods, which reflect the estimated useful lives of the respective assets. The increase in amortization expense for the quarter ended June 30, 2004 is due to the acquisition of Magic in the fourth quarter of fiscal 2004.

Other Income, Net

     Other income, net consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables, rental income on owned facilities and gains and losses on marketable securities and other investments. For the quarter ended June 30, 2004, other income, net was $17.6 million, reflecting a decrease of $3.2 million from the same period of fiscal 2004. The decrease in other income, net for the three months is primarily due to a loss on the sale of investments in the first quarter of fiscal 2005.

Income Tax Provision (Benefit)

     For the quarter ended June 30, 2004, our income tax expense was $19.6 million, compared to a benefit of $0.3 million for the same period in the prior year. Included in income tax expense for the quarter ended June 30, 2004 is an accrual of approximately $11.1 million intended to satisfy income tax assessments that may result from the examination of our corporate tax returns that have been filed in domestic and foreign jurisdictions and to increase the valuation allowance for certain deferred tax assets. Excluding these accruals, our effective tax rate for the three months ended June 30, 2004 was 28% as compared to 5% for the comparable prior year period. The low effective tax rate for the quarter ended June 30, 2003 results because of the impact of non-deductible amortization expense during a period with a net pre-tax loss.

     During the quarter ended June 30, 2004, we and the Internal Revenue Service Appeals Division resolved our income tax audits for the fiscal years ended March 31, 1998 and 1999. The settlement did not have a material impact on our consolidated financial position or results of operations.

     The IRS has completed its examination of our federal income tax returns filed for the tax years ended March 31, 2000 and 2001 and issued its Revenue Agent Report. We have recently filed our protest letter and formally requested a conference with IRS Appeals to begin resolution of the issues in dispute. We believe that we have meritorious defenses to the proposed adjustments, that adequate provisions for income taxes have been made and, therefore, that the ultimate resolution of the issues will not have a material adverse impact on our consolidated financial position or results of operations.

Recently Issued Accounting Pronouncement

     In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary

Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-1 are applied and will be applied prospectively by BMC to all current and future investments. The adoption of EITF 03-1 did not have a material effect on BMC’s results of operations and financial condition.

Liquidity and Capital Resources

     One of our key goals is to maintain and improve our capital structure. The key metrics we focus on in analyzing the strength of our balance sheet are summarized in the table below (in millions):

	Three Months Ended June 30,
	2003	2004
Cash provided by operating activities	$124.0	$90.1
Cash, cash equivalents, and marketable securities*	$1,059.4	$1,236.4
Working capital	$236.9	$486.9
Treasury stock acquired	$60.0	$20.0
Cash paid for technology acquisitions and other investments, net of cash acquired	$6.1	$4.8

* Includes both short and long term marketable securities

Operating Activities

     The table below aggregates certain line items from the cash flow statement to present the key items affecting cash from operating activities (in millions):

	Three Months Ended June 30,
	2003	2004
Net income (loss) after non-cash adjustments	$53.0	$62.6
(Increase) decrease in finance receivables	91.3	65.9
Increase (decrease) in payables to third-party financing institutions for finance receivables	(35.1)	(18.3)
All other, net	14.8	(20.1)

Net cash provided by operating activities	$124.0	$90.1

•	In the first quarter of fiscal 2005, the increase in net income (loss) after non-cash adjustments is primarily due to an increase in net earnings for the period ended June 30, 2004 over the net loss reported in the prior year quarter.

•	We continue to finance our operations primarily through funds generated from operations. Our primary source of cash is the sale of our software licenses, software maintenance and professional services. We believe that our existing cash balances and funds generated from operating and investing activities will be sufficient to meet our liquidity requirements for the foreseeable future. However, we have a history of acquiring companies. If we were to make a significant acquisition in the future, we might find it advantageous to utilize third-party financing sources based on factors such as our then available cash, its source (domestic vs. international), the cost of financing and our internal cost of capital.

Investing Activities

     The table below aggregates certain line items from the cash flow statement to present the key items affecting investing activities (in millions):

	Three Months Ended June 30,
	2003	2004
Maturities of/proceeds from sales of marketable securities	$49.1	$146.4
Purchases of property and equipment	(12.7)	(16.8)
Purchases of marketable securities	(163.2)	(5.1)
All other, net	(13.9)	(19.0)

Net cash used in investing activities	$(140.7)	$105.5

•	The main source of cash for investing activities is the maturities of/proceeds from sales of marketable securities, which were converted into cash equivalents.

•	Included in the cash paid for technology acquisitions and other investments, net of cash acquired, is approximately $1.1 million representing acquisition costs related to our purchase of Marimba, which closed on July 15, 2004. The purchase price was approximately $255 million, including direct costs of the transaction, or approximately $225 million, net of cash acquired.

•	The main component of other cash used in investing activities is capitalization of software development costs.

Financing Activities

     The table below aggregates certain line items from the cash flow statement to present the key items affecting our financing activities (in millions):

	Three Months Ended June 30,
	2003	2004
Treasury stock acquired	$(60.0)	$(20.0)
Payments on capital leases	—	(1.0)
Stock options exercised	1.3	4.9

Net cash used in financing activities	$(58.7)	$(16.1)

•	There were no borrowings during the first quarter of fiscal 2005, and the main use of cash in financing activities was the acquisition of treasury stock. During the quarter, approximately 1.2 million shares of treasury stock were purchased. We plan to be consistent with our historical treasury stock purchase practices, subject to market conditions, other possible uses of our cash and our domestic liquidity position.

•	The exercise of stock options was the primary source of cash in financing activities.

     The full Condensed Consolidated Statements of Cash Flows is included in the Condensed Consolidated Financial Statements.

Cash, Cash Equivalents and Marketable Securities

     At June 30, 2004, our cash, cash equivalents and marketable securities were $1,236.4 million, an increase of $23.4 million from the March 31, 2004 balance. This increase is primarily due to positive operating cash flow and maturities of/proceeds from sales of marketable securities, which was partially offset by purchases of equipment and treasury stock. Approximately 83% of the $1,236.4 million of cash, cash equivalents and marketable securities at June 30, 2004 is held in international locations and was largely generated from our international operations. Our international operations have generated approximately $789.0 million of earnings for which U.S. income taxes have not been recorded. These earnings would be subject to U.S. income tax if repatriated to the United States. The potential deferred tax liability for these earnings is approximately $256.0 million; however, we have not provided a deferred tax liability on any portion of the $789.0 million as we plan to utilize our cash in international locations for foreign investment purposes. During fiscal 2003 and 2004, we utilized cash held in international locations to fund a portion of the Remedy purchase price, based upon the valuation of the foreign assets of Remedy acquired, the IT Masters purchase price and the assets of Magic.

     Our marketable securities are primarily investment grade and highly liquid. Because of current economic trends, we have begun investing in securities with shorter original maturities.

Finance Receivables

     We provide financing on a portion of our sales transactions to customers that meet our specified standards of creditworthiness. Our practice of providing financing at reasonable interest rates enhances our competitive position. We participate in established programs with third-party financial institutions to sell a portion of our finance receivables, enabling us to collect cash sooner and remove credit risk. Such transfers of qualifying receivables typically occur in the quarter subsequent to the quarter in which the finance receivable is generated. For a detailed discussion of these programs, see the Liquidity and Capital Resources section and Note 4 to our Consolidated Financial Statements of our Annual Report on Form 10-K. During the quarter ended June 30, 2003 and 2004, we transferred $76.0 million and $43.2 million, respectively, of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis. However, to meet the needs of our customers we have been providing more licensing options, and this increased focus on flexibility may lead to more customer transactions where cash payments will be received over time. This flexibility will reduce our ability to transfer finance receivables in the future and will reduce our cash flow from operations in the near term.

Treasury Stock Purchased

     On April 24, 2000, our board of directors authorized the purchase of up to $500.0 million in common stock, and on July 30, 2002, they authorized the purchase of an additional $500.0 million. During the quarter ended June 30, 2004, we purchased approximately 1.2 million shares for $20.0 million. From the inception of the repurchase plan through June 30, 2004, we have purchased 40.5 million shares for $712.6 million. The repurchase program is funded solely with domestic cash and investments, and, therefore, affects the overall domestic versus foreign liquidity balances.

Contractual Obligations

     Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004. There have been no material changes to our contractual obligations since March 31, 2004.

Off-Balance Sheet Arrangements

     We use off-balance sheet arrangements where the economics and sound business principles warrant their use. Our principal use of off-balance sheet arrangements has occurred historically in connection with the securitization and sale of trade finance receivables generated in the ordinary course of business by us. We have not transferred any receivables from customers through securitization since the third quarter of fiscal 2003. We utilize a financial subsidiary and various wholly owned special-purpose entities in these transfers. These entities are fully consolidated in our financial statements. We record the transfers as sales of the related accounts receivable when we are considered to have surrendered control of such receivables in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. See further discussion of our off-balance sheet arrangements in Note 4 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2004.

     We do not expect the use of off-balance sheet arrangements by us to return to levels experienced before we began to offer more flexible license terms to our customers.

Acquisitions

     On July 15, 2004, we acquired Marimba, Inc. for approximately $255 million, including direct costs of the transaction, or approximately $225 million, net of cash acquired. This acquisition will strengthen our BSM-related offerings through the addition of discovery and asset, change and configuration management capabilities. We funded the net cash purchase price from existing cash balances.

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

     Our revenue, license bookings and earnings are difficult to forecast and are likely to fluctuate from quarter to quarter due to many factors. In addition, a significant amount of our license transactions are completed during the final weeks and days of the quarter, and therefore we generally do not know whether revenue, earnings, license bookings and/or cash flows will have met expectations until shortly after the end of the quarter. Any significant revenue, license bookings or earnings shortfall or lowered forecasts could cause our stock price to decline substantially. Factors that could affect our financial results include, but are not limited to:

•	the unpredictability of the timing and magnitude of our sales through direct sales channels, value-added resellers and distributors, which tend to occur late in each quarter;

•	the possibility that our customers may choose to license our software under terms and conditions that require revenues to be deferred or recognized ratably over time rather than upfront and that we may not accurately forecast the resulting mix of license transactions between upfront and deferred revenues;

•	the possibility that our customers may defer or limit purchases as a result of reduced information technology budgets or reduced data processing capacity demand;

•	the possibility that our customers may delay or limit purchases as a result of increased requirements related to the documentation of and focus on internal controls and mitigation of risks, all related to Sarbanes-Oxley compliance efforts;

•	the possibility that our customers may elect not to license our products for additional processing capacity until their actual processing capacity or expected future processing capacity exceeds the capacity they have already licensed from us;

•	the possibility that our customers may defer purchases of our products in anticipation of new products or product updates from us or our competitors;

•	the timing of new product introductions by us and the market’s acceptance of new products;

•	higher than expected operating expenses;

•	changes in our pricing and distribution terms and/or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of significant external events that increase global economic uncertainty.

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

     Some or all of our key product lines may not grow, may decline in growth, or customers may decline or forgo use of products in some or all of these product areas. A decline in these product areas could result in decreased demand for our products, which would adversely impact our business, financial condition, operating results, and cash flow. Currently, a significant portion of our planned revenue growth is attributable to the Service Management product category. Although we believe that businesses will continue to demand the products in this area, there can be no assurance as to whether such future demand will continue to grow or not. Slower growth in this line will adversely affect our revenues.

We may have difficulty achieving our cash flow from operations goal.

     Our quarterly cash flow is and has been volatile. If our cash generated from operations proved in some future period to be materially less than the market expects, the market price of our common stock could decline. To meet the needs of our customers, we have been providing more licensing options, and this increased focus on flexibility may lead to more contracts that will be recognized ratably versus upfront and where cash payments may be received over time versus upfront. Factors that could adversely affect our cash flow from operations in the future include: reduced net earnings; increased time required for the collection of accounts receivable; an increase in uncollectible accounts receivable; a significant shift from multi-year committed contracts to short-term contracts; a reduced ability to transfer finance receivables to third parties and thus increased credit risk assumed by us; an increase in contracts where expenses such as sales commissions are paid upfront but payments from customers are collected over time; reduced renewal rates for maintenance; and a reduced yield from marketable securities and cash and cash equivalents balances.

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

Our stock price is volatile.

     Our stock price has been and is highly volatile. Our stock price is highly influenced by current expectations of our future revenues, earnings and cash flows from operations. Any failure to meet anticipated revenue, license bookings, earnings or cash flow from operations levels in a period or any negative change in our perceived long-term growth prospects would likely have a significant adverse effect on our stock price.

Intense competition and pricing pressures could adversely affect our earnings.

     The market for systems management software is highly competitive. We compete with a variety of software vendors including IBM, Hewlett Packard (HP), Computer Associates (CA) and a number of smaller software vendors. We derived a significant portion of our total revenues in fiscal 2004 from software products for IBM and IBM-compatible mainframe computers. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM continues to invest in the IMS and DB2 utility market. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business would be materially adversely affected. In addition, IBM acquired Candle Corporation whose products compete primarily with our MAINVIEW® mainframe monitoring product line. As a large hardware vendor and outsourcer of IT services, IBM has the ability to bundle its other goods and services with its software and offer packaged solutions to customers, which could result in increased pricing pressure. To date, our solutions have competed well against IBM’s because we have developed advanced automation and artificial intelligence features and our utilities have maintained a speed advantage. In addition, we believe that because we provide enterprise management solutions across multiple platforms we are better positioned to provide customers with comprehensive management solutions for their complex multi-vendor IT environments than integrated hardware and software companies like IBM. CA is also competing with us in these markets. Competition has led to increased pricing pressures within the mainframe software markets. We continue to reduce the cost to our customers of our mainframe tools and utilities in response to such competitive pressures. Although to date we have not experienced significant competition from Microsoft, their dominant position in the operating system market makes them capable of exerting competitive pressure in the systems management market as well. We also face competition from several niche software vendors, particularly for our distributed systems product lines. In addition, the software industry is experiencing continued consolidation. There is a risk that some of our competitors may combine and consolidate market positions or combine technology, making them stronger competitors.

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

     We update our compensation plans for the sales organization periodically. These plans are intended to align with our business objectives of providing customer flexibility and satisfaction. The compensation plans may encourage behavior not anticipated or intended as it is implemented, which could adversely affect our business, financial condition, operating results, and cash flow.

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

     We maintain research and development operations in Israel, France and India, as well as the US, and continue to expand our international sales activities as part of our business strategy. As a result, we face increasing risks from our international operations, including, among others:

•	difficulties in staffing and managing foreign operations;

•	risk of actions that are inconsistent with acceptable business practices;

•	longer payment cycles;

•	seasonal reductions in business activity in Europe;

•	increased financial accounting and reporting burdens and complexities;

•	adverse tax consequences;

•	changes in currency exchange rates;

•	loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	the need to localize our products;

•	political unrest or terrorism, particularly in areas in which we have facilities;

•	compliance with a wide variety of complex foreign laws and treaties; and

•	licenses, tariffs and other trade barriers.

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

     Generally, our foreign sales are denominated in our foreign subsidiaries’ local currencies. If these currency exchange rates change unexpectedly, we could have significant gains or losses. The foreign currency to which we currently have the most significant exposure is the Euro. Additionally, fluctuations of the exchange rate of foreign currencies against the U.S. dollar can affect our revenue within those markets, all of which may adversely impact our business, financial condition, operating results, and cash flow. Currently, we use derivative financial instruments to hedge our exposure to fluctuations in currency exchange rates. Such hedging requires us to estimate when transactions will occur and cash will be collected, and we may not be successful in making these estimates. If these estimates are inaccurate, particularly during periods of currency volatility, it could have a materially adverse affect on our business, results of operations or financial positions.

Accounting pronouncements under consideration related to stock-based compensation would reduce our reported earnings and could adversely affect our ability to attract and retain key personnel by reducing the stock-based compensation we are able to provide.

     We have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with BMC Software. In accounting for our stock option grants using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, we recognize no compensation cost because the exercise price of options granted is equal to the market value of our common stock on the date of grant. The Financial Accounting Standards Board (FASB) has proposed changes to US generally accepted accounting principles that, if implemented, would require us to record charges to earnings for employee stock option grants, which would negatively impact our earnings. For example, as disclosed in Note 1(k) to the accompanying Consolidated Financial Statements, recording charges for employee stock options using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” would have reduced net earnings by $25.5 million and $16.0 million for the quarters ended June 30, 2003 and 2004, respectively. In addition, new regulations adopted by The New York Stock Exchange requiring stockholder approval for all stock option plans as well as new regulations prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or costly to grant options and/or other stock-based compensation to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially adversely affect our business.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our marketable securities subsequent to March 31, 2004, therefore our market risk sensitive instruments remain substantially unchanged from the description in our Annual Report on Form 10-K for the year ended March 31, 2004.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of June 30, 2004, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures are effective in all material respects in ensuring that material information related to BMC was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Internal Controls Over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004 (the “10K”), management, in consultation with Ernst & Young LLP (E&Y), our independent auditors, identified during the course of the year-end audit a significant internal control deficiency involving inadequate staffing of qualified accounting personnel. We believe this deficiency is temporary and is due to a unique combination of factors, including larger than normal turnover of accounting personnel. Management continues to actively work to strengthen our accounting and finance team to correct the internal control deficiency identified. In addition to the items reported in the 10-K, the following steps have been taken by the Company as of August 9, 2004:

•	a new Vice President-Controller was hired;

•	a newly created position, Director of Business Controls, was filled;

•	a newly created position, Director of Corporate Accounting, was filled;

•	two accounting managers were hired in the U.S. region;

•	active recruitment and interviewing for open accounting positions continues with the goal of expeditiously filling such vacancies;

•	training for accounting personnel has occurred and is ongoing; and

•	supplemental training, related to revenue recognition and applicable accounting pronouncements, for sales personnel has occurred and is ongoing.

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

     On July 31, 2001, Nastel Technologies, Inc. (Nastel) filed a complaint in arbitration alleging breach of a licensing agreement by us, copyright infringement, and theft of trade secrets. We filed a counterclaim again Nastel for reimbursement of overpaid royalties based upon conflicting licensing agreements. We believe we have meritorious defenses for the claims asserted against us; however, an adverse financial judgment against us could have a material adverse impact on our financial results for the period in which such judgment is rendered and on our cash flow in the period in which such judgment is paid. The parties have completed the arbitration hearing and have submitted post-hearing briefing to the arbitration panel. A ruling in this matter is expected in the second fiscal quarter of 2005.

     We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

10.10	BMC Software, Inc. Short-Term Incentive Performance Award Program (as amended and restated).

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(b) Reports on Form 8-K.

     On April 29, 2004, BMC Software filed a Current Report on Form 8-K, dated April 29, 2004, furnishing under Item 12 its news release to report its historical financial results for the quarter and year ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.
	By:	/s/ Robert E. Beauchamp
Robert E. Beauchamp
August 9, 2004		President and Chief Executive Officer

	By:	/s/ George W. Harrington
George W. Harrington
August 9, 2004		Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No	Description
10.10	BMC Software, Inc. Short-Term Incentive Performance Award Program (as amended and restated).

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.