Form 10-Q
period 2004-09-30
BMC SOFTWARE INC
filed 2004-11-09
CIK 835729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     As of November 3, 2004, there were outstanding 221,953,067 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC. AND SUBSIDIARIES
QUARTER ENDED SEPTEMBER 30, 2004

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2004 and September 30, 2004 (Unaudited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended September 30, 2003 and 2004 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2003 and 2004 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 2. Issuer Purchases of Equity Securities	33
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 5. Other Information	34
Item 6. Exhibits and Reports on Form 8-K	35
Signatures	36
Certification of CEO pursuant to Section 13a-14a
Certification of CFO pursuant to Section 13a-14a
Certification of CEO pursuant to Section 13a-14b
Certification of CFO pursuant to Section 13a-14b

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BMC SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	September 30,
	2004	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$612.3	$479.0
Marketable securities	296.6	166.3
Trade accounts receivable, net	172.6	134.2
Current trade finance receivables, net	175.5	149.8
Other current assets	167.9	145.9

Total current assets	1,424.9	1,075.2
Property and equipment, net	396.0	406.2
Software development costs and related assets, net	138.9	130.8
Long-term marketable securities	304.1	374.0
Long-term trade finance receivables, net	158.7	179.4
Acquired technology, net	80.3	79.7
Goodwill, net	383.6	537.6
Intangible assets, net	56.2	67.7
Other long-term assets	102.1	151.6

	$3,044.8	$3,002.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$39.2	$15.2
Accrued liabilities	279.3	268.3
Current portion of deferred revenue	668.4	689.6

Total current liabilities	986.9	973.1
Long-term deferred revenue	733.2	717.8
Other long-term liabilities	109.5	92.9

Total liabilities	1,829.6	1,783.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2.5	2.5
Additional paid-in capital	537.2	557.1
Retained earnings	1,108.8	1,126.6
Accumulated other comprehensive income (loss)	(10.7)	(13.4)

	1,637.8	1,672.8
Less treasury stock, at cost	(421.7)	(443.3)
Less unearned portion of stock-based compensation	(0.9)	(11.1)

Total stockholders’ equity	1,215.2	1,218.4

	$3,044.8	$3,002.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenues:
License	$124.7	$132.5	$232.3	$232.8
Maintenance	188.2	199.9	371.7	404.7
Professional services	20.9	22.7	39.7	43.6

Total revenues	333.8	355.1	643.7	681.1

Operating expenses:
Selling and marketing expenses	140.2	131.2	278.1	255.9
Research, development and support expenses	147.1	117.7	274.4	227.0
Cost of professional services	20.0	23.2	39.0	43.7
General and administrative expenses	47.9	49.9	85.2	92.6
Settlement of litigation	—	11.3	—	11.3
Amortization of acquired technology and intangibles	15.3	19.4	30.9	35.5
Acquired research and development	—	0.2	—	0.2

Total operating expenses	370.5	352.9	707.6	666.2

Operating income (loss)	(36.7)	2.2	(63.9)	14.9
Interest and other income, net	16.7	16.4	38.4	36.1
Gain (loss) on marketable securities and other investments	1.1	(0.7)	0.2	(2.8)

Other income, net	17.8	15.7	38.6	33.3

Earnings (loss) before income taxes	(18.9)	17.9	(25.3)	48.2
Income tax provision (benefit)	(5.7)	5.2	(6.0)	24.8

Net earnings (loss)	$(13.2)	$12.7	$(19.3)	$23.4

Basic earnings (loss) per share	$(0.06)	$0.06	$(0.08)	$0.11

Diluted earnings (loss) per share	$(0.06)	$0.06	$(0.08)	$0.10

Shares used in computing basic earnings (loss) per share	227.1	222.6	228.3	222.8

Shares used in computing diluted earnings (loss) per share	227.1	223.9	228.3	224.5

Comprehensive income (loss):
Net earnings (loss)	$(13.2)	$12.7	$(19.3)	$23.4
Foreign currency translation adjustment	(5.5)	2.4	7.4	2.0
Unrealized gain (loss) on securities available for sale:
Unrealized gain (loss), net of taxes of $1.9, $0.6, $0.9 and $3.4	(3.5)	1.1	(1.7)	(6.4)
Realized (gain) loss included in net earnings (loss), net of taxes of $0.4, $0.1, $0.1 and $0.6	(0.7)	(0.2)	(0.1)	1.2

	(4.2)	0.9	(1.8)	(5.2)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss), net of taxes of $0.2, $0.3, $1.1 and $0.3	(0.4)	(0.6)	(2.1)	(0.6)
Realized (gain) loss included in net earnings (loss), net of taxes of $0.4, $0.4, $0.7 and $0.5	0.7	0.8	1.3	1.1

	0.3	0.2	(0.8)	0.5

Comprehensive income (loss)	$(22.6)	$16.2	$(14.5)	$20.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	September 30,
	2003	2004
Cash flows from operating activities:
Net earnings (loss)	$(19.3)	$23.4
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Acquired research and development	—	0.2
Depreciation and amortization	134.7	102.5
Impairment of investments	—	1.0
(Gain) loss on marketable securities	(0.2)	1.8
Earned portion of stock-based compensation	1.0	1.4
(Increase) decrease in finance receivables	105.0	1.7
Increase (decrease) in payables to third-party financing institutions for finance receivables	(34.2)	(25.4)
Increase (decrease) in accrued exit costs	9.1	(17.0)
Net change in trade receivables, payables, deferred revenue and other components of working capital	(38.0)	10.5

Net cash provided by (used in) operating activities	158.1	100.1

Cash flows from investing activities:
Cash paid for technology acquisitions and other investments, net of cash acquired	(6.7)	(212.0)
Adjustment of cash paid for Remedy acquisition	7.2	—
Return of capital for cost-basis investments	0.1	0.7
Proceeds from sale of technology	2.0	—
Proceeds from sale of financial instruments and other	—	4.5
Purchases of marketable securities	(267.2)	(115.5)
Proceeds from maturities/sales of marketable securities	130.2	187.0
Purchases of property and equipment	(22.9)	(34.4)
Capitalization of software development costs and related assets	(31.8)	(29.6)

Net cash provided by (used in) investing activities	(189.1)	(199.3)

Cash flows from financing activities:
Payments on capital leases	—	(2.3)
Stock options exercised and other	9.0	13.4
Treasury stock acquired	(90.0)	(45.0)

Net cash provided by (used in) financing activities	(81.0)	(33.9)

Effect of exchange rate changes on cash	3.3	(0.2)

Net change in cash and cash equivalents	(108.7)	(133.3)
Cash and cash equivalents, beginning of period	500.1	612.3

Cash and cash equivalents, end of period	$391.4	$479.0

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$0.9	$10.1
Cash paid for interest	$—	$0.6
Capital lease obligation for computer hardware	$16.7	$4.2
Stock options issued and liabilities assumed in acquisitions	$0.2	$35.3

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

     The accompanying unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2004, as filed with the Securities and Exchange Commission on Form 10-K.

(2) Earnings (Loss) Per Share

     Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three-month periods ended September 30, 2003 and 2004, the treasury stock method effect of 34.2 million and 29.1 million weighted options, respectively, has been excluded from the calculation of diluted EPS, as they are anti-dilutive. For the six-month periods ended September 30, 2003 and 2004, the treasury stock method effect of 30.4 million and 24.4 million weighted options, respectively, has been excluded from the calculation of diluted EPS, as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months and six months ended September 30, 2003 and 2004:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(In millions, except per share data)
Basic earnings (loss) per share:
Net earnings (loss)	$(13.2)	$12.7	$(19.3)	$23.4
Weighted average number of common shares	227.1	222.6	228.3	222.8

Basic earnings (loss) per share	$(0.06)	$0.06	$(0.08)	$0.11

Diluted earnings (loss) per share:
Net earnings (loss)	$(13.2)	$12.7	$(19.3)	$23.4

Weighted average number of common shares	227.1	222.6	228.3	222.8
Incremental shares from assumed conversions of stock options and other	—	1.3	—	1.7

Adjusted weighted average number of common shares	227.1	223.9	228.3	224.5

Diluted earnings (loss) per share	$(0.06)	$0.06	$(0.08)	$0.10

(3) Business Combinations

     On July 15, 2004, the Company acquired all of the outstanding shares of Marimba, Inc. (Marimba) for cash of $230.3 million and exchanged 2.3 million BMC common stock options with a fair value of $21.1 million for all of Marimba’s outstanding options. The fair value of the options issued is included in the aggregate purchase price for the acquisition and was determined using the Black-Scholes option pricing model and the average market price of the Company’s common shares over the five-day period up to and including the closing date of the acquisition. The $8.3 million portion of the intrinsic value of unvested options issued that will be earned over the remaining vesting periods of those options has been allocated to unearned compensation cost and will be recognized as compensation expense over the remaining vesting periods of the options.

     Marimba’s results have been included in the Company’s Condensed Consolidated Financial Statements since the acquisition date as part of the Service Management segment. Marimba focuses on IT asset discovery and asset, change and configuration management, which will strengthen the Company’s Business Service Management (BSM)-related offerings.

     The aggregate purchase price was $255.5 million, including direct costs of the transaction. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets and liabilities of Marimba. This allocation is preliminary and is subject to refinement. The following table summarizes the estimated fair values of the assets and liabilities recorded at the date of acquisition.

July 15,
2004
(In millions)
Cash and short-term marketable securities	$38.1
Other current assets	12.3
Long-term marketable securities	15.2
Property and equipment and other long-term assets	17.2
Intangible assets	40.2
Goodwill	152.6

Total assets acquired	275.6

Current liabilities	(14.5)
Long-term liabilities	(13.9)

Total liabilities	(28.4)

Unearned compensation cost	8.3

Net assets acquired	$255.5

     Of the $40.2 million of acquired intangible assets, $38.4 million of those assets have an estimated weighted-average useful life of three and one half years, and include $20.0 million of acquired technology with an estimated weighted-average economic life of three years and $18.4 million of customer relationships with an estimated weighted-average useful life of four years. The estimated fair value of acquired technology, which consists of products that have reached technological feasibility, primarily relates to Marimba’s Report Center and Application Management products and the infrastructure over which all Marimba products are developed. Customer relationships represent the benefit to be derived from Marimba’s existing license, maintenance and professional services customer base. In addition, $1.8 million was assigned to tradenames that are not subject to amortization, primarily related to the estimated fair value of the Marimba name. Tradenames will not be amortized because the assets have indefinite remaining useful lives but will be reviewed periodically for impairment. At the acquisition date, there were no projects that had progressed to a degree that would enable the fair value of the in-process research and development (IPR&D) to be estimated with reasonable reliability, and therefore, no value was allocated to IPR&D.

     The $152.6 million of goodwill was assigned to the Service Management segment and none of that amount is expected to be deductible for tax purposes. Factors that contributed to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future Marimba technology, support personnel to provide the maintenance services related to Marimba products and a trained sales force capable of selling current and future Marimba products, the opportunity to cross-sell Marimba and BMC products to existing customers and the positive reputation that Marimba has in the market.

     The following unaudited pro forma results of operations for the three months and six months ended September 30, 2003 and 2004, are as if the acquisition of Marimba had occurred at the beginning of each period presented. The unaudited pro forma financial information includes material non-recurring charges of $34.4 million related to exit activities for the three months and six months ended September 30, 2003. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(In millions, except per share data)
Revenues	$343.6	$355.1	$663.7	$692.9
Net earnings (loss)	$(16.0)	$12.7	$(24.9)	$21.1
Basic EPS	$(0.07)	$0.06	$(0.11)	$0.09
Diluted EPS	$(0.07)	$0.06	$(0.11)	$0.09

     The Company also completed the acquisition of Viadyne Corporation (Viadyne) during the three months ended September 30, 2004. The aggregate purchase price for this transaction was $5.7 million in cash, and was allocated as follows: $2.6 million to acquired technology, $0.2 million to acquired research and development, $1.1 million to other intangibles and $1.8 million to tangible assets acquired, net of liabilities assumed.

(4) Segment Reporting

     Effective April 1, 2004, BMC’s management reviews the results of the Company’s software business by the following product categories: Mainframe Management, including the Mainframe Data Management and MAINVIEW® product lines; Distributed Systems Management, which includes the PATROL®, Distributed Systems Data Management and Scheduling & Output Management product lines; Service Management; and Identity Management. In addition to these software segments, Professional Services is also considered a separate segment. The software segments above reflect management’s recategorization of certain products to clarify accountability and increase organizational effectiveness. The amounts reported below for the three months and six months ended September 30, 2003 and 2004, reflect these changes in the composition of the Company’s business segments.

     For the Mainframe Management, Distributed Systems Management, Service Management and Professional Services segments, segment performance is measured based on contribution margin, reflecting only the direct controllable expenses of the segments. Segment performance for the Identity Management segment is measured based on its direct controllable research and development (R&D) costs and the costs of the dedicated Identity Management sales and services team in North America. As such, management’s measure of profitability for these segments does not include allocation of indirect research and development and support expenses, the effect of software development cost capitalization and amortization, selling and marketing expenses other than for North America Identity Management, general and administrative expenses, amortization of acquired technology and intangibles, one-time charges, other income, net, and income taxes. The indirect portion of R&D and support expenses, cost of professional services and selling and marketing expenses includes costs associated with the exit activities described in footnote 6, as these exit costs are not included in the measurement of segment performance. Assets and liabilities are not accounted for by segment.

	Software
	Mainframe	Distributed Systems	Service	Identity		Professional	Indirect
	Management	Management	Management	Management	Other	Services	Costs	Consolidated
	(In millions)
Quarter Ended September 30, 2003
Revenues:
License	$45.3	$54.2	$23.1	$1.9	$0.2	$—	$—	$124.7
Maintenance	76.8	72.9	34.1	4.4	—	—	—	188.2
Professional services	—	—	—	0.8	—	20.1	—	20.9

Total revenues	122.1	127.1	57.2	7.1	0.2	20.1	—	333.8
R&D and support expenses	22.1	45.7	13.2	7.0	—	—	59.1	147.1
Cost of professional services	—	—	—	0.8	—	17.0	2.2	20.0

	100.0	81.4	44.0	(0.7)	0.2	3.1	(61.3)	166.7
Selling and marketing expenses	—	—	—	2.8	—	—	137.4	140.2

Contribution margin	$100.0	$81.4	$44.0	$(3.5)	$0.2	$3.1	$(198.7)	26.5

General and administrative expenses								47.9
Amortization of acquired technology and intangibles								15.3
Other income, net								17.8

Consolidated earnings (loss) before income taxes								$(18.9)

	Software
	Mainframe	Distributed Systems	Service	Identity		Professional	Indirect
	Management	Management	Management	Management	Other	Services	Costs	Consolidated
	(In millions)
Quarter Ended September 30, 2004
Revenues:
License	$46.0	$46.7	$38.7	$1.1	$—	$—	$—	$132.5
Maintenance	73.4	74.0	48.6	3.9	—	—	—	199.9
Professional services	—	—	—	0.4	—	22.3	—	22.7

Total revenues	119.4	120.7	87.3	5.4	—	22.3	—	355.1
R&D and support expenses	21.9	40.6	20.8	5.9	—	—	28.5	117.7
Cost of professional services	—	—	—	0.5	—	22.7	—	23.2

	97.5	80.1	66.5	(1.0)	—	(0.4)	(28.5)	214.2
Selling and marketing expenses	—	—	—	2.1	—	—	129.1	131.2

Contribution margin	$97.5	$80.1	$66.5	$(3.1)	$—	$(0.4)	$(157.6)	83.0

General and administrative expenses								49.9
Settlement of litigation								11.3
Amortization of acquired technology and intangibles								19.4
Acquired research and development								0.2
Other income, net								15.7

Consolidated earnings (loss) before income taxes								$17.9

	Software
	Mainframe	Distributed Systems	Service	Identity		Professional	Indirect
	Management	Management	Management	Management	Other	Services	Costs	Consolidated
	(In millions)
Six Months Ended September 30, 2003
Revenues:
License	$80.9	$101.9	$43.9	$5.3	$0.3	$—	$—	$232.3
Maintenance	155.0	143.6	63.9	8.6	0.6	—	—	371.7
Professional services	—	—	—	1.1	—	38.6	—	39.7

Total revenues	235.9	245.5	107.8	15.0	0.9	38.6	—	643.7
R&D and support expenses	43.1	93.5	27.3	14.5	—	—	96.0	274.4
Cost of professional services	—	—	—	1.8	—	35.0	2.2	39.0

	192.8	152.0	80.5	(1.3)	0.9	3.6	(98.2)	330.3
Selling and marketing expenses	—	—	—	5.5	—	—	272.6	278.1

Contribution margin	$192.8	$152.0	$80.5	$(6.8)	$0.9	$3.6	$(370.8)	52.2

General and administrative expenses								85.2
Amortization of acquired technology and intangibles								30.9
Other income, net								38.6

Consolidated earnings (loss) before income taxes								$(25.3)

	Software
	Mainframe	Distributed Systems	Service	Identity		Professional	Indirect
	Management	Management	Management	Management	Other	Services	Costs	Consolidated
	(In millions)
Six Months Ended September 30, 2004
Revenues:
License	$80.7	$82.7	$66.9	$2.5	$—	$—	$—	$232.8
Maintenance	151.1	151.3	94.7	7.6	—	—	—	404.7
Professional services	—	—	—	0.7	—	42.9	—	43.6

Total revenues	231.8	234.0	161.6	10.8	—	42.9	—	681.1
R&D and support expenses	43.7	79.6	36.8	11.9	—	—	55.0	227.0
Cost of professional services	—	—	—	1.0	—	42.7	—	43.7

	188.1	154.4	124.8	(2.1)	—	0.2	(55.0)	410.4
Selling and marketing expenses	—	—	—	4.5	—	—	251.4	255.9

Contribution margin	$188.1	$154.4	$124.8	$(6.6)	$—	$0.2	$(306.4)	154.5

General and administrative expenses								92.6
Settlement of litigation								11.3
Amortization of acquired technology and intangibles								35.5
Acquired research and development								0.2
Other income, net								33.3

Consolidated earnings (loss) before income taxes								$48.2

(5) Stock Incentive Plans

     The Company has numerous stock plans that provide for the grant of common stock options and restricted stock to employees and directors of the Company. Under the option plans, all options have been granted at fair market value as of the date of grant and have a ten-year term, except for the 2.1 million replacement stock options issued below fair market value and 0.2 million replacement stock options issued above fair market value during the three months ended September 30, 2004 as consideration in the Marimba acquisition. The purchase price for this acquisition includes $21.1 million related to the replacement options issued, of which $8.3 million was allocated to unearned portion of stock-based compensation, reflecting the portion of the intrinsic value of the 1.2 million unvested options issued that will be earned over the remaining vesting periods of those options. This amount will be recognized as compensation expense over the remaining vesting periods of the options. The restricted stock issued under the Company’s stock plans is subject to transfer restrictions that lapse over one to four years. The Company also has an employee stock purchase plan (ESPP) under which rights to purchase the Company’s common stock are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date.

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

     For the three months ended September 30, 2003 and 2004, the Company recorded compensation expense of $0.4 million and $0.3 million, respectively, for restricted stock grants. For the six months ended September 30, 2003 and 2004, the Company recorded compensation expense of $1.0 million and $0.6 million, respectively, for restricted stock grants. The Company was not required to record compensation expense for stock option grants and stock issued under the ESPP during the same periods, except for the unvested replacement options issued as consideration in the Marimba acquisition. For the three months and six months ended September 30, 2004, the Company recorded compensation expense of $0.8 million related to these options.

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

		Three Months Ended		Six Months Ended
		September 30,		September 30,
		2003	2004	2003	2004
		(In millions, except per share data)
Net earnings (loss):	As Reported	$(13.2)	$12.7	$(19.3)	$23.4
Add stock-based employee compensation expense included in net earnings (loss) as reported (in millions) of $0.4, $1.1, $1.0 and $1.4, net of related tax effects		0.3	0.7	0.7	0.9
Deduct stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects		(18.4)	(25.4)	(44.3)	(47.9)

	Pro Forma	$(31.3)	$(12.0)	$(62.9)	$(23.6)
Basic earnings (loss) per share:	As Reported	$(0.06)	$0.06	$(0.08)	$0.11
	Pro Forma	$(0.14)	$(0.05)	$(0.28)	$(0.11)
Diluted earnings (loss) per share:	As Reported	$(0.06)	$0.06	$(0.08)	$0.10
	Pro Forma	$(0.14)	$(0.05)	$(0.28)	$(0.11)

(6) Exit Activities and Related Costs

     During the year ended March 31, 2004, the Company achieved a better alignment of its cost structure with market conditions. The Company’s actions included the involuntary termination of approximately 785 employees during the three months ended September 30, 2003. The Company also exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities. These relocation efforts were completed as of December 31, 2003. The expenses related to the exit activities for the three months and six months ended September 30, 2003 are reflected in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Severance & Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Selling and marketing expenses	$14.2	$0.7	$3.4	$18.3
Research, development and support expenses	8.7	—	2.8	11.5
Cost of professional services	2.2	—	—	2.2
General and administrative expenses	1.8	—	0.6	2.4

Total included in operating expenses	$26.9	$0.7	$6.8	$34.4

     As of September 30, 2004, $51.6 million of severance and facilities costs related to actions completed under the plan remained accrued for payment in future periods, as follows:

					Balance at
	Balance at		Adjustments	Cash Payments Net	September 30,
	March 31, 2004	Accretion	to Estimates	of Sublease Income	2004
	(In millions)
Severance and related costs	$3.9	$—	$0.1	$(2.8)	$1.2
Facilities costs	64.7	0.9	(1.3)	(13.9)	50.4

Total accrual	$68.6	$0.9	$(1.2)	$(16.7)	$51.6

     The amounts accrued at September 30, 2004 related to facilities costs represent the remaining fair value of lease obligations related to exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. The Company does not expect any significant additional severance or facilities charges subsequent to September 30, 2004 other than potential adjustments to lease accruals based on actual subleases differing from estimates. The Company expects that the vast majority of the severance and related costs will be paid by the end of fiscal 2005. Accretion (the increase in the present value of facilities accruals over time) and adjustments to original estimates are included in operating expenses.

(7) Income Taxes

     The income tax provision (benefit) for the three months and six months ended September 30, 2004 is $5.2 million and $24.8 million, respectively, resulting in effective tax rates of 29% and 51%, respectively. The income tax provision (benefit) for the six months ended September 30, 2004 includes additional income tax provisions of approximately $11.1 million recorded in the quarter ended June 30, 2004, intended to satisfy income tax assessments that may result from the examination of the Company’s corporate income tax returns that have been filed in domestic and foreign jurisdictions and to increase the valuation allowance for certain deferred tax assets.

(8) Settlement of Litigation

     Subsequent to September 30, 2004, the Company reached an agreement in principle with Nastel Technologies, Inc. (Nastel) for a no-fault settlement whereby BMC will pay Nastel $11.3 million. In July 2001, Nastel filed a complaint against the Company alleging among other claims that Boole and Babbage, a company that BMC acquired in 1999, had exceeded license rights of software prior to its acquisition by BMC, and that BMC then stopped marketing certain products in 1999. The settlement payment covers all claims involved in this action, is expected to be made during the three months ending December 31, 2004, and is reflected as settlement of litigation in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended September 30, 2004.

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

     For the quarter and six months ended September 30, 2004, our diluted earnings per share were $0.06 and $0.10 per share, respectively, as compared to diluted losses of $0.06 and $0.08 per share, respectively, for the same periods in the prior year. This improvement is primarily related to decreased operating expenses during the periods as a result of our restructuring activities in the prior year and increased license and maintenance revenues during the quarter ended September 30, 2004. Our license revenues during the quarter increased 6% compared to the same period of fiscal 2004, while license revenues for the six months ended September 30, 2004 were flat. We maintained a strong balance sheet with cash, cash equivalents and marketable securities balances at September 30, 2004 of $1.0 billion, and we generated $100.1 million in cash flows from operations for the six months ended September 30, 2004.

Industry Conditions

     We believe that buyers of systems management software are now more focused on linking their IT operations and infrastructure with their overall business services. We remain optimistic about our business prospects and continue to believe that we are uniquely positioned to be the leading provider of BSM solutions; nevertheless, we recognize that the systems management software marketplace is highly competitive. We compete with a variety of software vendors, including large vendors such as IBM, HP, Computer Associates and a number of other smaller software vendors. We compete for new customers and, from time to time, must compete to maintain our relationships with our current customers. This competition can lead to pricing pressure and can affect our margins. We discuss competition in greater detail in the “Certain Risks and Uncertainties” section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Critical Accounting Policies

     The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, valuation of investments and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2004 under Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our critical accounting polices have not changed in any material respect, nor have we adopted any new critical accounting policies during the six months ended September 30, 2004.

Results of Operations and Financial Condition

     The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) bear to total revenues. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenues
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenues:
License	37.3%	37.3%	36.1%	34.2%
Maintenance	56.4	56.3	57.7	59.4
Professional services	6.3	6.4	6.2	6.4

Total revenues	100.0	100.0	100.0	100.0

Selling and marketing expenses	42.0	36.9	43.2	37.6
Research, development and support expenses	44.1	33.2	42.6	33.3
Cost of professional services	6.0	6.5	6.1	6.4
General and administrative expenses	14.3	14.1	13.2	13.6
Settlement of litigation	—	3.2	—	1.7
Amortization of acquired technology and intangibles	4.6	5.5	4.8	5.2
Acquired research and development	—	—	—	—

Total operating expenses	111.0	99.4	109.9	97.8

Operating income (loss)	(11.0)	0.6	(9.9)	2.2
Interest and other income, net	5.0	4.6	6.0	5.3
Gain (loss) on marketable securities and other investments	0.3	(0.2)	—	(0.4)

Other income, net	5.3	4.4	6.0	4.9
Earnings (loss) before income taxes	(5.7)	5.0	(3.9)	7.1
Income tax provision (benefit)	(1.7)	1.4	(0.9)	3.7

Net earnings (loss)	(4.0)%	3.6%	(3.0)%	3.4%

Revenues

     We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2003	2004	Change	2003	2004	Change
	(In millions)			(In millions)
License:
Domestic	$57.2	$61.6	7.7%	$100.6	$108.0	7.4%
International	67.5	70.9	5.0%	131.7	124.8	(5.2)%

Total license revenues	124.7	132.5	6.3%	232.3	232.8	0.2%
Maintenance:
Domestic	106.4	111.8	5.1%	212.1	226.8	6.9%
International	81.8	88.1	7.7%	159.6	177.9	11.5%

Total maintenance revenues	188.2	199.9	6.2%	371.7	404.7	8.9%
Professional services:
Domestic	11.3	10.1	(10.6)%	20.4	20.1	(1.5)%
International	9.6	12.6	31.3%	19.3	23.5	21.8%

Total professional services revenues	20.9	22.7	8.6%	39.7	43.6	9.8%

Total revenues	$333.8	$355.1	6.4%	$643.7	$681.1	5.8%

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

     License revenues increased 6% for the quarter ended September 30, 2004, and remained relatively flat for the six months ended September 30, 2004, compared to the same periods last year. Weakness in IT spending and customer procurement process slowdowns during the first quarter of fiscal 2005 resulted in the lack of growth in license revenues for the six-month period. While license bookings, which is defined as recognized license revenues plus the net change in deferred license revenues for the period and represents the license value of transactions completed in the period, for the six months ended September 30, 2004 were down slightly from the prior year period, license bookings for the quarter increased 11% over the prior year. The number of license transactions over $1 million during the quarter increased to 19 from 18 in the prior year period, including one transaction over $10 million. The total license value of these 19 transactions was $65.4 million, including amounts recognized and deferred, compared to $38.8 million for the 18 transactions in the comparable prior year period.

     For the quarter and six months ended September 30, 2003 and 2004, our recognized license revenues were impacted by the changes in our deferred license revenue balance as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(In millions)
Deferrals of license revenue	$(28.0)	$(47.4)	$(49.8)	$(69.5)
Recognition from deferred license revenue	20.0	32.7	43.8	71.5

Net impact on recognized license revenues	$(8.0)	$(14.7)	$(6.0)	$2.0

Deferred license revenue balance at end of quarter	$224.3	$350.3

     We expect that our deferred license revenues will grow in fiscal 2005 based on increased flexible contract terms that result in deferral of revenue. Also, because of differing maintenance pricing methodologies for legacy BMC products and Remedy products, license revenues in transactions that include both types of products typically must be deferred under the residual method of accounting for multiple element arrangements. We expect the volume of such joint transactions to increase and, accordingly, expect the deferred license revenues related to them to increase. The contract terms and conditions that result in deferral of revenue recognition for a given transaction result from arm’s length negotiations between us and our customers. During these negotiations, the contract terms and conditions that result in deferral may be requested by a customer, while in some cases we may suggest inclusion of these terms and conditions where it makes business sense to do so. We may suggest short-term time-based licenses in response to customers’ product mix, pricing and licensing needs. In either case, the resulting contract must be acceptable to both parties. Examples of transactions resulting in the deferral of license revenue would include short-term time-based licenses (generally one to four years), transactions that include both BMC and Remedy products, as noted above, for which vendor-specific objective evidence of the fair value of the maintenance, enhancement and support does not exist, and transactions that include complex terms and conditions for which we do not have vendor-specific objective evidence of fair value of the maintenance, enhancement and support. Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenues to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenues to be recognized each quarter become more predictable as a larger percentage of those revenues come from the deferred license revenue balance. As of September 30, 2004, the average remaining life of the deferred license revenue balance was approximately three and one half years. Of the total deferred license revenue balance at September 30, 2004, we estimate that we will recognize license revenues of $74.6 million, $110.7 million, $82.3 million and $82.7 million, for the remainder of fiscal 2005, fiscal 2006, fiscal 2007 and thereafter, respectively.

     Our domestic operations generated 46% of license revenues for both the quarters ended September 30, 2003 and 2004, and 43% and 46% for the six months ended September 30, 2003 and 2004, respectively. Domestic license revenues for the quarter and six months ended September 30, 2004 increased 8% and 7%, respectively, compared to the comparable periods in the prior fiscal year primarily as a result of Service Management revenue growth, including additional revenues from acquisitions. International license revenues represented 54% of license revenues for both the quarters ended September 30, 2003 and 2004, and 57% and 54% for the six months ended September 30, 2003 and 2004, respectively. International license revenues for the quarter and six months ended September 30, 2004 increased 5% and decreased 5%, respectively, compared to the same periods last year. Foreign currency exchange rate changes caused increases in international license revenues of 4% for the quarter and six months ended September 30, 2004, net of hedging. Excluding this currency impact, international license revenues increased 1% and decreased 9% compared to the same periods ended September 30, 2003.

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

     Maintenance revenues increased 6% and 9% for the quarter and six months ended September 30, 2004, over the comparable prior year periods, as a result of the additional maintenance revenue associated with the Magic and Marimba products and the continuing growth in the base of installed Service Management products and the processing capacity on which they run. Maintenance fees increase with new license and maintenance agreements and as existing customers install our products on additional processing capacity. However, discounts tend to increase at higher levels of processing capacity, so that maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. These discounts, combined with an increase in long-term maintenance contracts with reduced maintenance percentages and the slow growth in our license bookings, have led to lower year-over-year growth rates for our maintenance revenues excluding acquisitions, and contributed to the 2% decline in maintenance revenues for the quarter ended September 30, 2004 compared to the preceding quarter ended June 30, 2004. Historically, our maintenance renewal rates have been high, but economic and competitive pressures could cause customers to reduce their licensed capacity and, therefore, the capacity upon which our maintenance, enhancement and support fees are charged. Of the total deferred maintenance revenue balance at September 30, 2004, we will recognize maintenance revenues of $302.6 million, $352.5 million, $216.1 million and $154.0 million, for the remainder of fiscal 2005, fiscal 2006, fiscal 2007 and thereafter, respectively.

     Product Line Revenues

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2003	2004	Change	2003	2004	Change
	(In millions)			(In millions)
Mainframe Management:
Mainframe Data Management	$90.6	$90.1	(0.6)%	$173.5	$175.6	1.2%
MAINVIEW	31.5	29.3	(7.0)%	62.4	56.2	(9.9)%

	122.1	119.4	(2.2)%	235.9	231.8	(1.7)%
Distributed Systems Management:
PATROL	67.3	57.2	(15.0)%	128.9	113.4	(12.0)%
Distributed Systems Data Management	28.1	29.5	5.0%	54.0	56.1	3.9%
Scheduling & Output Management	31.7	34.0	7.3%	62.6	64.5	3.0%

	127.1	120.7	(5.0)%	245.5	234.0	(4.7)%
Service Management	57.2	87.3	52.6%	107.8	161.6	49.9%
Identity Management	6.3	5.0	(20.6)%	13.9	10.1	(27.3)%
Other	0.2	—	(100.0)%	0.9	—	(100.0)%

Total license & maintenance revenues	$312.9	$332.4	6.2%	$604.0	$637.5	5.5%

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

     Mainframe Management revenues represented 39% of our total software revenues for the quarter and six months ended September 30, 2003 and 36% for the quarter and six months ended September 30, 2004. Total software revenues for this product category decreased 2% in the quarter and six months ended September 30, 2004, from the same periods in the prior year. The overall revenue decline for the quarter and six months ended September 30, 2004 was primarily a result of the decrease in license and maintenance revenues for the MAINVIEW product line as our past success in displacing Candle products has led to less current opportunities for this product line and slower growth in customer demand for capacity.

     Distributed Systems Management revenues represented 41% and 36% of our total software revenues for the quarters ended September 30, 2003 and 2004, respectively, and 41% and 37% for the six months ended September 30, 2003 and 2004, respectively. Total software revenues for this product category decreased 5% for the quarter and six months ended September 30, 2004, compared to the prior year periods primarily as a result of declines in license revenues for the PATROL product line in both periods. This decrease in license revenues was partially offset in the three and six months ended September 30, 2004 by increases in maintenance revenues for the Scheduling & Output Management product line due to the continuing growth in the base of installed products and the processing capacity on which they run and increases in license revenues for the Distributed Systems Data Management product line.

     Service Management revenues represented 18% and 26% of our total software revenues for the quarters ended September 30, 2003 and 2004, respectively, and 18% and 25% for the six months ended September 30, 2003 and 2004, respectively. Total software revenues for this product category increased 53% and 50% in the quarter and six months ended September 30, 2004, from the same periods in the prior year as license revenues increased 68% and 52% and maintenance revenues increased 43% and 48%, respectively. The increases were primarily due to the acquisitions of Marimba and Magic during the second quarter of fiscal 2005 and the fourth quarter of fiscal 2004, respectively, and growth of Remedy’s core business.

     Identity Management revenues contributed 2% of total software revenues for the quarters and six months ended September 30, 2003 and 2004. Total software revenues for this product category decreased 21% and 27% in the quarter and six months ended September 30, 2004, respectively, from the same periods in the prior year. Identity Management license revenues decreased 42% and 53%, for the quarter and six months ended September 30, 2004, respectively, and maintenance revenues decreased 11% for the quarter and six months ended September 30, 2004, as compared to the prior year periods.

Professional Services Revenues

     Professional services revenues, representing fees from implementation, integration and education services performed during the periods increased 9% and 10% for the quarter and six months ended September 30, 2004, compared to the prior year periods. These increases are primarily a result of Service Management professional services growth, including additional revenues from acquisitions.

Operating Expenses

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2003	2004	Change	2003	2004	Change
	(In millions)			(In millions)
Selling and marketing	$140.2	$131.2	(6.4)%	$278.1	$255.9	(8.0)%
Research, development and support	147.1	117.7	(20.0)%	274.4	227.0	(17.3)%
Cost of professional services	20.0	23.2	16.0%	39.0	43.7	12.1%
General and administrative	47.9	49.9	4.2%	85.2	92.6	8.7%
Settlement of litigation	—	11.3	—	—	11.3	—
Amortization of acquired technology and intangibles	15.3	19.4	26.8%	30.9	35.5	14.9%
Acquired research and development	—	0.2	—	—	0.2	—

Total operating expenses	$370.5	$352.9	(4.8)%	$707.6	$666.2	(5.9)%

Exit Activities and Related Costs

     During the year ended March 31, 2004, we achieved a better alignment of our cost structure with market conditions. Our actions included the involuntary termination of approximately 785 employees during the quarter ended September 30, 2003. We also exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities. These relocation efforts were completed as of December 31, 2003. The expenses related to the exit activities for the quarter and six months ended September 30, 2003 are reflected in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Severance & Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Selling and marketing expenses	$14.2	$0.7	$3.4	$18.3
Research, development and support expenses	8.7	—	2.8	11.5
Cost of professional services	2.2	—	—	2.2
General and administrative expenses	1.8	—	0.6	2.4

Total included in operating expenses	$26.9	$0.7	$6.8	$34.4

     As of September 30, 2004, $51.6 million of severance and facilities costs related to actions completed under the plan remained accrued for payment in future periods, as follows:

	Balance at				Balance at
	March 31,		Adjustments	Cash Payments Net	September 30,
	2004	Accretion	to Estimates	of Sublease Income	2004
	(In millions)
Severance and related costs	$3.9	$—	$0.1	$(2.8)	$1.2
Facilities costs	64.7	0.9	(1.3)	(13.9)	50.4

Total accrual	$68.6	$0.9	$(1.2)	$(16.7)	$51.6

     The amounts accrued at September 30, 2004 related to facilities costs represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates for those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. We do not expect any significant additional severance or facilities charges subsequent to September 30, 2004 other than potential adjustments to lease accruals based on actual subleases differing from estimates. We expect that the vast majority of the severance and related costs will be paid by the end of fiscal 2005.

     Selling and Marketing

     Our selling and marketing expenses primarily include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Selling and marketing expenses represented 42% and 37% of total revenues for the quarters ended September 30, 2003 and 2004, respectively, and 43% and 38% of total revenues for the six months ended September 30, 2003 and 2004, respectively. Selling and marketing expenses decreased 6% and 8% for the quarter and six months ended September 30, 2004, as compared to the prior year primarily as a result of the costs related to our exit activities in the prior year, as discussed above. Excluding exit costs, selling and marketing expenses increased 7% and decreased 2% for the quarter and six months ended September 30, 2004, respectively, as compared to the prior year. The increase for the quarter, excluding exit costs, was primarily due to increased bad debt expense and personnel expenses, a significant portion of which related to increased bonuses resulting from improved attainment of our quarterly goals. The decline for the six-month period, excluding exit costs, was primarily due to decreased depreciation expense for computer hardware and software as a result of certain assets becoming fully depreciated since the prior year and decreased personnel expense resulting from our restructuring activities in the prior year.

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

     Research, development and support expenses were reduced in the quarters and six months ended September 30, 2003 and 2004 by amounts capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” We capitalize our software development costs when the projects under development reach technological feasibility, as defined by SFAS No. 86, and amortize these costs over the products’ estimated economic lives, which are typically three years.

     The following table summarizes the amounts capitalized and amortized during the three months and six months ended September 30, 2003 and 2004. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(In millions)
Software development and purchased software costs capitalized	$(16.8)	$(15.4)	$(31.8)	$(29.6)
Total amortization	32.4	18.1	55.6	37.5

Net impact on research, development and support expenses	$15.6	$2.7	$23.8	$7.9

Accelerated amortization included in total amortization above	$7.6	$0.4	$7.6	$1.2

     Research, development and support expenses represented 44% and 33% of total revenues for the quarters ended September 30, 2003 and 2004, respectively, and 43% and 33% for the six months ended September 30, 2003 and 2004, respectively. Research, development and support expenses decreased 20% and 17% in the quarter and six months ended September 30, 2004, compared to the same periods in the prior year. Excluding costs related to exit activities in fiscal 2004 and fiscal 2005, research, development and support expenses decreased by 13% and 12% for the quarter and six months ended September 30, 2004, respectively, compared to the same periods in the prior year. The decrease is primarily due to an overall reduction in personnel and facilities costs resulting from our restructuring activities in fiscal 2004, only somewhat offset by personnel growth in lower-cost locations and from acquisitions, and the net effect of software cost capitalization and amortization shown above. The decrease in the net effect of software cost capitalization and amortization is primarily a result of decreased amortization expense. Capitalization declined during fiscal 2004 due to the overall reduction in research and development headcount and the development of agentless and channel-ready products that require shorter development time. Lower amounts capitalized since that period, coupled with mature products becoming fully amortized, have led to reduced amortization during the quarter and six months ended September 30, 2004.

     Cost of Professional Services

     Cost of professional services consists of personnel costs associated with implementation, integration and education services that we perform for our customers and the related infrastructure to support this business. The cost of professional services represented 6% and 7% of total revenues for the quarters ended September 30, 2003 and 2004, respectively, and 6% of total revenues for the six-month periods. Cost of professional services increased 16% and 12% for the quarter and six months ended September 30, 2004 compared to the same prior year periods. Excluding costs related to exit activities in fiscal 2004, cost of professional services increased 30% and 19% for the quarter and six months ended September 30, 2004 compared to the prior year periods. These increases are primarily due to increased third-party implementation services primarily related to Remedy products that were partially offset by decreased personnel costs resulting from our restructuring activities in fiscal 2004.

     General and Administrative

     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, IT, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects and insurance. General and administrative expenses represented 14% of total revenues in the quarters ended September 30, 2003 and 2004, and 13% and 14% of total revenues for the six months ended September 30, 2003 and 2004, respectively. These expenses increased 4% and 9% for the quarter and six months ended September 30, 2004, compared to the same periods in the prior year. Excluding costs related to exit activities in fiscal 2004, general and administrative expenses increased by 9% and 12% for the quarter and six months ended September 30, 2004, compared to the same periods in the prior year. The increase included higher professional fees, consisting of legal, accounting and consulting fees due, in part, to Sarbanes Oxley compliance efforts, and higher personnel costs, a significant portion of which related to expanded accounting staff and an increase in bonus expense resulting from improved attainment of our quarterly goals.

     Settlement of Litigation

     We reached an agreement in principle with Nastel Technologies, Inc. (Nastel) for a no-fault settlement whereby we will pay Nastel $11.3 million. In July 2001, Nastel filed a complaint against us alleging among other claims that Boole and Babbage, a company that we acquired in 1999, had exceeded license rights of software prior to its acquisition by us, and that we then stopped marketing certain products in 1999. The settlement payment covers all claims involved in this action and is expected to be made during the quarter ending December 31, 2004.

     Amortization of Acquired Technology and Intangibles

     Under the purchase accounting method for our acquisitions, portions of the purchase prices were allocated to acquired software and other intangible assets. We are amortizing certain of these intangibles over two to four-year periods, which reflect the estimated useful lives of the respective assets. The increase in amortization expense for the quarter and six months ended September 30, 2004 as compared to the prior year periods is primarily due to the acquisition of Magic in the fourth quarter of fiscal 2004 and the acquisition of Marimba in the second quarter of fiscal 2005.

Other Income, Net

     Other income, net consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables, rental income on owned facilities and gains and losses on marketable securities and other investments. For the quarter and six months ended September 30, 2004, other income, net was $15.7 million and $33.3 million, respectively, reflecting a decrease of $2.1 million and $5.3 million from the same periods of fiscal 2004. The decrease in other income, net for the quarter and six months is primarily due to losses on investments in the first half of fiscal 2005. For the six months ended September 30, 2004, the decline is also a result of the gain on the licensing of our PATROL Storage Manager product to EMC Corporation in the prior year.

Income Tax Provision (Benefit)

     For the quarter and six months ended September 30, 2004, our income tax provision was $5.2 million and $24.8 million, respectively, compared to a benefit of $5.7 million and $6.0 million, respectively, for the same periods in the prior year. Included in income tax expense for the six months ended September 30, 2004 is an accrual of approximately $11.1 million recorded in the quarter ended June 30, 2004, intended to satisfy income tax assessments that may result from the examination of our corporate tax returns that have been filed in domestic and foreign jurisdictions and to increase the valuation allowance for certain deferred tax assets. Including these adjustments to income tax accruals, our effective tax rates for the quarter and six months ended September 30, 2004 were 29% and 51%, respectively, as compared to 30% and 24%, respectively, for the comparable prior year periods.

     During the six months ended September 30, 2004, we and the Internal Revenue Service Appeals Division (IRS Appeals) resolved our income tax audits for the fiscal years ended March 31, 1998 and 1999. Accordingly, we have now closed all federal corporate income tax audit issues for years prior to fiscal 2000. The settlement with IRS Appeals did not have a material impact on our consolidated financial position or results of operations.

     The IRS has completed its examination of our federal income tax returns filed for the tax years ended March 31, 2000 and 2001 and issued its Revenue Agent Report. We have filed our protest letter and requested a conference with IRS Appeals, which is scheduled in early calendar 2005. We believe that we have meritorious defenses to the proposed adjustments, that adequate provisions for income taxes have been made and, therefore, that the ultimate resolution of the issues will not have a material adverse impact on our consolidated financial position or results of operations. During the quarter ended September 30, 2004, the IRS commenced the examination of our fiscal 2002 and 2003 federal income tax returns.

     On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (Act). This new Act is one of the most comprehensive changes to U.S. international tax law since the Tax Reform Act of 1986. We are studying various aspects of the Act, including the provision allowing for a one-time 85% dividends received deduction for cash dividends generated from our international operations by our controlled foreign corporations. If because of these new facts, we no longer maintain our reinvestment plans we will be required to accrue the incremental tax expense under the Act on those funds we do not consider indefinitely reinvested. The incremental provision for income taxes would be reflected during the quarter in which we change our determination with respect to our reinvestment plans.

Recently Issued Accounting Pronouncement

     In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method. The consensus includes a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. We apply and will prospectively apply the provisions of EITF 03-1 to all our current and future investments within the scope of the consensus. The adoption of EITF 03-1 did not have a material effect on our consolidated financial position or results of operations.

Liquidity and Capital Resources

     One of our key goals is to maintain or improve our capital structure. Our key metrics for analyzing the strength of our balance sheet are summarized in the tables below and the discussion that follows addresses the factors that impact these key metrics:

	Six Months Ended
	September 30,
	2003	2004
	(In millions)
Cash flow metrics:
Cash provided by (used in) operating activities	$158.1	$100.1
Treasury stock acquired	$90.0	$45.0
Cash paid for technology acquisitions and other investments, net of cash acquired	$6.7	$212.0

	March 31,	September 30,
	2004	2004
	(In millions)
Balance sheet metrics:
Cash, cash equivalents and short and long-term marketable securities	$1,213.0	$1,019.3
Working capital	$438.0	$102.1

Operating Activities

     The table below aggregates certain line items from our consolidated cash flow statements to present the key items affecting our cash flows from operating activities:

	Six Months Ended
	September 30,
	2003	2004
	(In millions)
Net earnings (loss) after non-cash adjustments	$116.2	$130.3
(Increase) decrease in finance receivables	105.0	1.7
Increase (decrease) in payables to third-party financing institutions for finance receivables	(34.2)	(25.4)
All other, net	(28.9)	(6.5)

Net cash provided by (used in) operating activities	$158.1	$100.1

•	For the six months ended September 30, 2004, the increase in net earnings (loss) after non-cash adjustments is primarily due to the increase in net earnings for the period over the net loss reported in the prior year period.

•	Working capital decreased from March 31, 2004 to September 30, 2004 primarily due to the use of cash for the Marimba acquisition and the purchase of long-term marketable securities.

•	As discussed above under Settlement of Litigation, we expect to make a one-time cash payment of $11.3 million to Nastel during the quarter ending December 31, 2004.

•	We continue to finance our operations primarily through funds generated from operations. Our primary source of cash is the sale of our software licenses, software maintenance, enhancement and support and professional services. We believe that our existing cash balances and funds generated from operating and investing activities will be sufficient to meet our liquidity requirements for the foreseeable future. However, we have a history of acquiring companies. If we were to make a significant acquisition in the future, we might find it advantageous to utilize third-party financing sources based on factors such as our then available cash and its source (i.e., cash held in the United States vs. international), the cost of financing and our internal cost of capital.

Investing Activities

     The table below aggregates certain line items from our consolidated cash flow statements to present the key items affecting our cash flows from investing activities:

	Six Months Ended
	September 30,
	2003	2004
	(In millions)
Cash paid for technology acquisitions and other investments, net of cash acquired, and adjustments to cash paid for prior period acquisitions	$0.5	$(212.0)
Proceeds from maturities/sales of marketable securities	130.2	187.0
Purchases of marketable securities	(267.2)	(115.5)
All other, net	(52.6)	(58.8)

Net cash provided by (used in) investing activities	$(189.1)	$(199.3)

•	The main source of cash from investing activities is the proceeds from maturities/sales of marketable securities.

•	Cash paid for technology acquisitions and other investments, net of cash acquired, for the six months ended September 30, 2004 includes $203.4 million, including direct costs of the transaction, for our purchase of Marimba.

•	The main components of other cash used in investing activities are purchases of property and equipment, primarily computer hardware and software, and capitalization of software development costs.

Financing Activities

     The table below aggregates certain line items from our consolidated cash flow statements to present the key items affecting our cash flows from financing activities:

	Six Months Ended
	September 30,
	2003	2004
	(In millions)
Treasury stock acquired	$(90.0)	$(45.0)
Payments on capital leases	—	(2.3)
Stock options exercised and other	9.0	13.4

Net cash used in financing activities	$(81.0)	$(33.9)

•	There were no borrowings during the six months ended September 30, 2003 and 2004, and the main use of cash for financing activities was the acquisition of treasury stock. During the six months ended September 30, 2004, approximately 2.8 million shares of treasury stock were purchased. We plan to be consistent with our historical treasury stock purchase practices, subject to market conditions, other possible uses of our cash and our domestic liquidity position.

•	The exercise of stock options was the primary source of cash in financing activities.

•	Capital lease obligations of $16.7 million and $4.2 million were incurred during the six months ended September 30, 2003 and 2004, respectively, for computer hardware.

     The Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2003 and 2004 are included in the accompanying Condensed Consolidated Financial Statements.

Cash, Cash Equivalents and Marketable Securities

     At September 30, 2004, our cash, cash equivalents and marketable securities were $1.0 billion, a decline of $193.7 million from the March 31, 2004 balance. This decrease is primarily due to cash funding for the Marimba acquisition and treasury stock purchases, which more than offset positive operating cash flow. Approximately 88% of the $1,019.3 million of cash, cash equivalents and marketable securities at September 30, 2004 is held in international locations and was largely generated from our international operations. Our international operations have generated approximately $798.0 million of earnings for which U.S. income taxes have not been recorded. These earnings would be subject to U.S. income tax if repatriated to the United States. The potential deferred tax liability for these earnings is approximately $260.0 million; however, we have not provided a deferred tax liability on any portion of the $798.0 million as we plan to utilize our cash in international locations for foreign investment purposes. During fiscal 2003 and 2004, we utilized cash held in international locations to fund a portion of the Remedy purchase price, based upon the valuation of the foreign assets of Remedy acquired, and the IT Masters and Magic purchase prices. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (Act). This new Act is one of the most comprehensive changes to U.S. international tax law since the Tax Reform Act of 1986. We are studying various aspects of the Act, including the provision allowing for a one-time 85% dividends received deduction for cash dividends generated from our international operations by our controlled foreign corporations. If because of these new facts, we no longer maintain our reinvestment plans we will be required to accrue the incremental tax expense under the Act on those funds we do not consider indefinitely reinvested. The incremental provision for income taxes would be reflected during the quarter in which we change our determination with respect to our reinvestment plans.

     Our marketable securities are primarily investment grade and highly liquid. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year, and while typically yielding greater returns, investing in such securities reduces reported working capital.

Trade Finance Receivables

     We provide financing on a portion of our sales transactions to customers that meet our specified standards of creditworthiness. Our practice of providing financing at reasonable interest rates enhances our competitive position. We participate in established programs with third-party financial institutions to sell a portion of our finance receivables, enabling us to collect cash sooner and remove credit risk. Such transfers of qualifying receivables typically occur in the quarter subsequent to the quarter in which the finance receivable is generated. For a detailed discussion of these programs, see the Liquidity and Capital Resources section and Note 4 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2004. During the six months ended September 30, 2003 and 2004, we transferred $112.4 million and $67.1 million, respectively, of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis. However, to meet the needs of our customers we have been providing more licensing options, and this increased focus on flexibility results in more customer transactions where cash payments will be received over time. This flexibility has reduced our ability to transfer finance receivables and has reduced our cash flow from operations.

Treasury Stock Purchases

     On April 24, 2000, our board of directors authorized the purchase of up to $500.0 million in common stock, and on July 30, 2002, they authorized the purchase of an additional $500.0 million. During the quarter and six months ended September 30, 2004, we purchased approximately 1.6 million and 2.8 million shares for $25.0 million and $45.0 million, respectively. From the inception of the repurchase plan through September 30, 2004, we have purchased 42.1 million shares for $737.6 million. See Issuer Purchases of Equity Securities below for a monthly detail of fiscal 2005 treasury stock purchases. The repurchase program is funded solely with domestic cash and marketable securities and, therefore, affects the domestic versus international liquidity balances.

Contractual Obligations

     Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004. There have been no material changes to our contractual obligations since March 31, 2004.

Off-Balance Sheet Arrangements

     We use off-balance sheet arrangements where the economics of the arrangements and sound business principles warrant their use. Our principal use of off-balance sheet arrangements has historically been in connection with the securitization and sale of trade finance receivables generated in the ordinary course of business by us. We have not transferred any receivables from customers through securitization since the third quarter of fiscal 2003. We utilize a financial subsidiary and various wholly owned special-purpose entities in these transfers. These entities are fully consolidated in our financial statements. We record the transfers as sales of the related accounts receivable when we are considered to have surrendered control of such receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” See further discussion of our off-balance sheet arrangements in Note 4 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2004.

     We do not expect our use of off-balance sheet arrangements to return to the levels experienced before we began to offer more flexible license terms to our customers.

Acquisitions

     On July 15, 2004, we acquired Marimba, Inc. for cash of $234.4 million, including direct costs of the transaction, or $203.4 million, net of cash acquired. Marimba’s results have been included in our Condensed Consolidated Financial Statements since the acquisition date. This acquisition will strengthen our BSM-related offerings through the addition of IT asset discovery and asset, change and configuration management. We funded the cash purchase price from existing cash balances.

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

Maintenance revenue could decline.

     Maintenance revenues have increased in each of the last three fiscal years as a result of acquisitions and the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees with new license and maintenance agreements and as existing customers install our products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. In addition, customers may be entitled to reduced maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement. These discounts, combined with an increase in long-term maintenance contracts with reduced maintenance percentages and the slow growth in our license bookings, have led to lower year-over-year growth rates for our maintenance revenues excluding acquisitions. Declines in our license bookings, increases in long-term maintenance contracts and/or increased discounting would lead to declines in our maintenance revenues. Although renewal rates remain high, should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could lead to declines in our maintenance revenues.

Our stock price is volatile.

     Our stock price has been and is highly volatile. Our stock price is highly influenced by current expectations of our future revenues, earnings and cash flows from operations. Any failure to meet anticipated revenue, license bookings, earnings or cash flow from operations in a period or any negative change in our perceived long-term growth prospects would likely have a significant adverse effect on our stock price.

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

     The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be harmed. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers’ expectations. With our BSM strategy, these risk increase because we are combining already complex products to create solutions that are even more complicated than the aggregation of their product components. Significant technical challenges also arise with our products because our customers purchase and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. These combinations increase our risk further because in the event of a system-wide failure, it may be difficult to determine which product is at fault; thus, we may be harmed by the failure of another supplier’s products. As a result of the foregoing, we could experience:

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

Risks related to global operations.

     We maintain research and development operations in various locations around the world, including in the United States, Israel, Belgium, France and India, and market our products globally. As a result, we face risks from operating as a global concern, including, among others:

•	difficulties in staffing and managing international operations;

•	inconsistent interpretation of and adherence to our professional conduct policy and code of ethics;

•	longer payment cycles;

•	seasonal reductions in business activity in Europe;

•	increased financial accounting and reporting burdens and complexities;

•	adverse tax consequences;

•	changes in currency exchange rates;

•	loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	the need to localize our products;

•	political unrest or terrorism, particularly in areas in which we have facilities;

•	compliance with a wide variety of complex laws and treaties; and

•	licenses, tariffs and other trade barriers.

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

     We use stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with BMC Software. In accounting for our stock option grants using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, we recognize no compensation cost because the exercise price of options granted is equal to the market value of our common stock on the date of grant. The Financial Accounting Standards Board (FASB) has proposed changes to US generally accepted accounting principles that, if implemented, would require us to record charges to earnings for employee stock option grants, which would negatively impact our earnings. For example, as disclosed in Note 5 to the accompanying Condensed Consolidated Financial Statements, recording charges for employee stock options using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” would have reduced net earnings by $18.1 million and $24.7 million for the quarters ended September 30, 2003 and 2004, respectively, and $43.6 million and $47.0 million for the six months ended September 30, 2003 and 2004, respectively. In addition, the New York Stock Exchange rule requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that it becomes more difficult or costly to grant options and/or other stock-based compensation to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially adversely affect our business.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of September 30, 2004, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures are effective in all material respects in ensuring that material information related to BMC was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We are continuing our evaluation of our internal controls versus the standards adopted by the Public Company Accounting Oversight Board. While we have not identified any material weakness or condition in our disclosure controls and procedures that would cause us to consider them ineffective for their intended purpose, in the course of our evaluation of our internal controls and processes, we have identified certain deficiencies, which we are addressing. Areas requiring improvement include: controls around access to the financial system, the account reconciliation process, secondary approval process for journal entries and documentation of existing controls. We have dedicated resources taking appropriate steps to make necessary improvements to the identified areas.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Internal Controls Over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004, management, in consultation with Ernst & Young LLP, our independent auditors, identified during the course of the year-end audit a significant internal control deficiency involving inadequate staffing of qualified accounting personnel. We believe this deficiency is temporary and is due to a unique combination of factors, including larger than normal turnover of accounting personnel. Management continues to actively work to strengthen our accounting and finance team to correct the internal control deficiency identified. In addition to the items reported in the Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, the following steps have been taken by the Company as of November 5, 2004:

•	our accounting organization has been reorganized with the creation of corporate accounting and business controls departments;

•	business controls personnel have been hired for each geographic region;

•	accounting duties have been reassigned from other finance departments to corporate accounting;

•	open positions for five managers and 13 staff positions have been filled;

•	active recruitment and interviewing for remaining open accounting positions continues with the goal of expeditiously filling such vacancies;

•	on-the-job training for accounting personnel has occurred and is ongoing, including increased focus on timeliness and accountability; and

•	supplemental training for sales personnel, related to revenue recognition and applicable accounting pronouncements, has occurred and is ongoing.

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

     We reached an agreement in principle with Nastel Technologies, Inc. (Nastel) for a no-fault settlement whereby we will pay Nastel $11.3 million. In July 2001, Nastel filed a complaint against us alleging among other claims that Boole and Babbage, a company that we acquired in 1999, had exceeded license rights of software prior to its acquisition by us, and that we then stopped marketing certain products in 1999. The settlement payment covers all claims involved in this action and is expected to be made during the quarter ending December 31, 2004.

     We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2. Issuer Purchases of Equity Securities

				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
	(a) Total Number of	(b) Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid per Share	Announced Program[1]	the Program[1]
April 1-30, 2004	—	$—	—	$307,436,456
May 1-31, 2004	593,000	$16.94	593,000	$297,391,036
June 1-30, 2004	573,500	$17.33	573,500	$287,460,946
July 1-31, 2004	—	$—	—	$287,460,946
August 1-31, 2004	621,000	$14.67	621,000	$278,350,876
September 1-30, 2004	1,041,548	$15.28	1,041,548	$262,436,023
Total	2,829,048	$15.91	2,829,048	$262,436,023

     1In April 2000, our Board of Directors authorized a $500 million stock repurchase program. In July 2002, the Board of Directors increased the authorized stock repurchase program by $500 million. At September 30, 2004, there was approximately $262.4 million remaining in the stock repurchase program. This program does not have an expiration date.

ITEM 4. Submission of Matters to a Vote of Security Holders

     At BMC Software’s Annual Meeting of Stockholders held on August 24, 2004 the following proposals were adopted by the margins indicated.

	NUMBER OF SHARES
	VOTED FOR	WITHHELD
1. To elect nine directors of the Company, each to serve until the next annual meeting or until his/her respective successor has been duly elected and qualified.

B. Garland Cupp	170,535,499	24,999,274
Robert E. Beauchamp	189,559,218	5,975,555
Jon E. Barfield	190,349,448	5,185,325
John W. Barter	188,474,297	7,060,476
Meldon K. Gafner	170,547,601	24,987,172
L. W. Gray	170,537,141	24,997,632
Kathleen A. O’Neil	190,348,067	5,186,706
George F. Raymond	188,470,367	7,064,406
Tom C. Tinsley	172,469,557	23,065,216

	NUMBER OF SHARES
	VOTED FOR	VOTED AGAINST	ABSTAIN
2. To ratify the Board of Directors’ appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending March 31, 2005.	191,920,073	2,534,277	1,080,423

ITEM 5. Other Information

Certain Ernst & Young LLP Non-Audit Services Provided to BMC Subsidiaries in Previous Years

     As part of its normal review, the Audit Committee of the Board of Directors carefully evaluates and examines its relationship with its independent registered public accounting firm. In its review of independence, the Audit Committee was made aware that Ernst & Young LLP was considering the impact of certain services that Ernst & Young affiliates had performed for BMC subsidiaries in China. These services were discontinued in April 2002, and the related fees were insignificant. Based on its investigation of the facts, Ernst & Young determined that its independence had not been impaired.

     The Audit Committee separately reviewed the relevant facts and circumstances. Based on its review and discussions with Ernst & Young and the Company’s legal advisors, the Audit Committee concluded that Ernst & Young is and has been capable of exercising objective and impartial judgment on all issues encompassed within its engagement as BMC’s independent registered public accounting firm.

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

(b) Reports on Form 8-K.

     On July 7, 2004, BMC Software filed a Current Report on Form 8-K, dated July 7, 2004, furnishing under Item 12 its news release to report preliminary historical financial results for the quarter ended June 30, 2004.

     On July 27, 2004, BMC Software filed a Current Report on Form 8-K, dated July 27, 2004, furnishing under Item 12 its news release to report its historical financial results for the quarter ended June 30, 2004.

     On August 9, 2004, BMC Software filed a Current Report on Form 8-K, dated August 9, 2004, furnishing under Item 12 its news release to report adjusted historical financial results for the quarter ended June 30, 2004.

     On September 8, 2004, BMC Software filed a Current Report on Form 8-K, dated September 8, 2004, reporting under Item 5.02 the resignation of John W. Cox and the appointment of Leonard E. Travis as its Chief Accounting Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.
	By:	/s/ Robert E. Beauchamp Robert E. Beauchamp President and Chief Executive Officer
November 9, 2004
	By:	/s/ George W. Harrington George W. Harrington Senior Vice President and Chief Financial Officer
November 9, 2004

Exhibit Index

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.