Form 10-Q
period 2004-12-31
BMC SOFTWARE INC
filed 2005-02-09
CIK 835729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of February 7, 2005, there were outstanding 221,530,103 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC. AND SUBSIDIARIES
QUARTER ENDED DECEMBER 31, 2004

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2004 (Unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended December 31, 2003 and 2004 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2003 and 2004 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 2.	Issuer Purchases of Equity Securities	36

Item 5.	Other Information	36

Item 6.	Exhibits and Reports on Form 8-K	37

	Signatures	38
Certification of CEO Pursuant to Section 13a-14(a)
Certification of CFO Pursuant to Section 13a-14(a)
Certification of CEO Pursuant to Section 13a-14(b)
Certification of CFO Pursuant to Section 13a-14(b)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BMC SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	December 31,
	2004	2004
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$612.3	$589.8
Marketable securities	296.6	131.0
Trade accounts receivable, net	172.6	206.8
Current trade finance receivables, net	175.5	152.2
Other current assets	167.9	145.7

Total current assets	1,424.9	1,225.5
Property and equipment, net	396.0	400.4
Software development costs and related assets, net	138.9	131.8
Long-term marketable securities	304.1	379.9
Long-term trade finance receivables, net	158.7	187.8
Acquired technology, net	80.3	69.4
Goodwill, net	383.6	539.3
Intangible assets, net	56.2	62.6
Other long-term assets	102.1	156.7

	$3,044.8	$3,153.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$39.2	$46.0
Accrued liabilities	279.3	293.5
Current portion of deferred revenue	668.4	729.2

Total current liabilities	986.9	1,068.7
Long-term deferred revenue	733.2	756.1
Other long-term liabilities	109.5	85.6

Total liabilities	1,829.6	1,910.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2.5	2.5
Additional paid-in capital	537.2	556.9
Retained earnings	1,108.8	1,156.9
Accumulated other comprehensive income (loss)	(10.7)	(10.2)

	1,637.8	1,706.1
Less treasury stock, at cost	(421.7)	(453.8)
Less unearned portion of stock-based compensation	(0.9)	(9.3)

Total stockholders’ equity	1,215.2	1,243.0

	$3,044.8	$3,153.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2004	2003	2004
Revenues:
License	$162.6	$161.0	$394.9	$393.8
Maintenance	190.4	202.2	562.1	606.9
Professional services	21.8	23.6	61.6	67.2

Total revenues	374.8	386.8	1,018.6	1,067.9

Operating expenses:
Selling and marketing expenses	177.4	145.7	455.5	401.6
Research, development and support expenses	177.5	116.4	451.9	343.5
Cost of professional services	19.9	24.9	58.9	68.6
General and administrative expenses	46.9	57.8	132.2	150.3
Settlement of litigation	—	—	—	11.3
Amortization of acquired technology and intangibles	14.5	19.5	45.4	55.0
Acquired research and development	—	—	—	0.2

Total operating expenses	436.2	364.3	1,143.9	1,030.5

Operating income (loss)	(61.4)	22.5	(125.3)	37.4
Interest and other income, net	17.0	27.4	55.5	64.2
Interest expense	(0.7)	(0.4)	(0.8)	(1.0)
Gain (loss) on marketable securities and other investments	0.7	—	0.9	(2.9)

Other income, net	17.0	27.0	55.6	60.3

Earnings (loss) before income taxes	(44.4)	49.5	(69.7)	97.7
Income tax provision (benefit)	—	13.1	(6.0)	37.9

Net earnings (loss)	$(44.4)	$36.4	$(63.7)	$59.8

Basic earnings (loss) per share	$(0.20)	$0.16	$(0.28)	$0.27

Diluted earnings (loss) per share	$(0.20)	$0.16	$(0.28)	$0.27

Shares used in computing basic earnings (loss) per share	225.5	221.5	227.4	222.4

Shares used in computing diluted earnings (loss) per share	225.5	224.4	227.4	224.6

Comprehensive income (loss):
Net earnings (loss)	$(44.4)	$36.4	$(63.7)	$59.8

Foreign currency translation adjustment	—	6.0	7.4	8.0

Unrealized gain (loss) on securities available for sale:
Unrealized gain (loss), net of taxes of $1.5, $0.9, $2.4 and $4.4	(2.8)	(1.7)	(4.5)	(8.1)
Realized (gain) loss included in net earnings (loss), net of taxes of $0.1, $0, $0.2 and $0.7	(0.1)	(—)	(0.2)	1.2

	(2.9)	(1.7)	(4.7)	(6.9)

Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss), net of taxes of $0.8, $0.9, $1.9 and $1.3	(1.4)	(1.7)	(3.5)	(2.3)
Realized (gain) loss included in net earnings (loss), net of taxes of $0.6, $0.4, $1.3 and $0.9	1.1	0.6	2.4	1.7

	(0.3)	(1.1)	(1.1)	(0.6)

Comprehensive income (loss)	$(47.6)	$39.6	$(62.1)	$60.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 31,
	2003	2004
Cash flows from operating activities:
Net earnings (loss)	$(63.7)	$59.8
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	198.9	159.7
(Gain) loss on marketable securities	(0.9)	1.9
(Gain) loss on previously securitized finance receivables	—	(8.0)
Other non-cash charges	1.5	4.1
(Increase) decrease in finance receivables	3.1	17.5
Increase (decrease) in payables to third-party financing institutions for finance receivables	(28.1)	(26.6)
Increase (decrease) in accrued exit costs	78.0	(21.9)
Net change in trade receivables, payables, deferred revenue and other components of working capital	43.6	41.2

Net cash provided by (used in) operating activities	232.4	227.7

Cash flows from investing activities:
Cash paid for technology acquisitions and other investments, net of cash acquired	(9.0)	(215.8)
Adjustment of cash paid for Remedy acquisition	7.2	—
Return of capital for cost-basis investments	0.1	0.7
Proceeds from sale of technology	2.0	—
Cash receipts from previously securitized finance receivables	—	10.0
Purchases of marketable securities	(273.9)	(183.1)
Proceeds from maturities/sales of marketable securities	160.3	280.8
Purchases of property and equipment	(31.8)	(48.0)
Capitalization of software development costs and related assets	(38.3)	(48.1)

Net cash provided by (used in) investing activities	(183.4)	(203.5)

Cash flows from financing activities:
Payments on capital leases	(2.2)	(3.7)
Stock options exercised and other	13.1	21.8
Treasury stock acquired	(120.1)	(70.0)

Net cash provided by (used in) financing activities	(109.2)	(51.9)

Effect of exchange rate changes on cash	4.3	5.2

Net change in cash and cash equivalents	(55.9)	(22.5)
Cash and cash equivalents, beginning of period	500.1	612.3

Cash and cash equivalents, end of period	$444.2	$589.8

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$2.6	$9.5
Cash paid for interest	$0.7	$0.9
Capital lease obligation for computer hardware	$16.7	$4.2
Stock options issued and liabilities assumed in acquisitions	$0.2	$35.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of BMC Software, Inc. and its majority-owned subsidiaries (collectively, the Company or BMC). All significant intercompany balances and transactions have been eliminated in consolidation.

     These financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2004, as filed with the Securities and Exchange Commission on Form 10-K.

(2) Earnings (Loss) Per Share

     Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three-month periods ended December 31, 2003 and 2004, the treasury stock method effect of 27.8 million and 13.1 million weighted options, respectively, has been excluded from the calculation of diluted EPS, as they are anti-dilutive. For the nine-month periods ended December 31, 2003 and 2004, the treasury stock method effect of 28.9 million and 24.0 million weighted options, respectively, has been excluded from the calculation of diluted EPS, as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months and nine months ended December 31, 2003 and 2004:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2004	2003	2004
	(In millions, except per share data)
Basic earnings (loss) per share:
Net earnings (loss)	$(44.4)	$36.4	$(63.7)	$59.8

Weighted average number of common shares	225.5	221.5	227.4	222.4

Basic earnings (loss) per share	$(0.20)	$0.16	$(0.28)	$0.27

Diluted earnings (loss) per share:
Net earnings (loss)	$(44.4)	$36.4	$(63.7)	$59.8

Weighted average number of common shares	225.5	221.5	227.4	222.4
Incremental shares from assumed conversions of stock options and other	—	2.9	—	2.2

Adjusted weighted average number of common shares	225.5	224.4	227.4	224.6

Diluted earnings (loss) per share	$(0.20)	$0.16	$(0.28)	$0.27

(3) Business Combinations

     On July 15, 2004, the Company acquired all of the outstanding shares of Marimba, Inc. (Marimba) for cash of $230.3 million and exchanged 2.3 million BMC common stock options with a fair value of $20.9 million for all of Marimba’s outstanding options. The fair value of the options issued is included in the aggregate purchase price for the acquisition and was determined using the Black-Scholes option pricing model and the average market price of the Company’s common shares over the five-day period up to and including the closing date of the acquisition. The $8.0 million portion of the intrinsic value of unvested options issued that will be earned over the remaining vesting periods of those options has been allocated to unearned compensation cost and will be recognized as compensation expense over the remaining vesting periods of the options for the options that ultimately vest.

     Marimba’s results have been included in the Company’s condensed consolidated financial statements since the acquisition date as part of the Service Management segment. Marimba focuses on IT asset discovery and asset, change and configuration management, which are intended to strengthen the Company’s Business Service Management (BSM)-related offerings.

     The aggregate purchase price was $255.3 million, including direct costs of the transaction. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets and liabilities of Marimba. This allocation is preliminary and is subject to refinement. The following table summarizes the estimated fair values of the assets and liabilities recorded as of the date of acquisition.

July 15,
2004
(In millions)
Cash and short-term marketable securities	$38.1
Other current assets	12.1
Long-term marketable securities	15.2
Property and equipment and other long-term assets	17.2
Intangible assets	40.2
Goodwill	152.9

Total assets acquired	275.7

Current liabilities	(14.5)
Long-term liabilities	(13.9)

Total liabilities	(28.4)

Unearned compensation cost	8.0

Net assets acquired	$255.3

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

     The $152.9 million of goodwill was assigned to the Service Management segment and none of that amount is expected to be deductible for tax purposes. Factors that contributed to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future Marimba technology, support personnel to provide the maintenance services related to Marimba products and a trained sales force capable of selling current and future Marimba products, the opportunity to cross-sell Marimba and BMC products to existing customers and the positive reputation that Marimba has in the market.

     The following unaudited pro forma results of operations for the three months and nine months ended December 31, 2003 and 2004 are as if the acquisition of Marimba had occurred at the beginning of each period presented. The unaudited pro forma financial information for the three months and nine months ended December 31, 2003, includes material non-recurring charges of $89.6 million and $124.0 million, respectively, related to severance and facilities costs as a result of exit activities during those periods. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2004	2003	2004
	(In millions, except per
	share data)
Revenues	$385.5	$386.8	$1,049.3	$1,079.7
Net earnings (loss)	$(46.7)	$36.4	$(71.6)	$57.5
Basic EPS	$(0.21)	$0.16	$(0.31)	$0.26
Diluted EPS	$(0.21)	$0.16	$(0.31)	$0.26

     The Company completed the acquisition of Viadyne Corporation during the second quarter ended September 30, 2004. The aggregate purchase price for this transaction was $5.9 million in cash, including direct deal costs, and was allocated as follows: $2.7 million to acquired technology, $0.8 million to goodwill, $0.2 million to acquired research and development, $1.1 million to other intangibles and $1.1 million to tangible assets acquired, net of liabilities assumed.

     During the third quarter ended December 31, 2004, the Company completed an immaterial acquisition with an aggregate purchase price of $3.0 million in cash, which was allocated to acquired technology.

(4) Segment Reporting

     Effective April 1, 2004, BMC’s management reviews the results of the Company’s software business by the following product categories: Mainframe Management, including the Mainframe Data Management and MAINVIEW® product lines; Distributed Systems Management, which includes the PATROL®, Distributed Systems Data Management and Scheduling & Output Management product lines; Service Management; and Identity Management. In addition to these software segments, Professional Services is also considered a separate segment. The software segments above reflect management’s recategorization of certain products during fiscal 2005 to clarify accountability and increase organizational effectiveness. The amounts reported below for the three months and nine months ended December 31, 2003 and 2004, reflect these changes in the composition of the Company’s business segments.

     For the Mainframe Management, Distributed Systems Management and Professional Services segments, segment performance is measured based on contribution margin, reflecting only the direct controllable expenses of the segments. Segment performance for the Service Management segment is measured based on its direct controllable research and development (R&D), marketing and professional services costs and the costs of the acquired Marimba sales force. Segment performance for the Identity Management segment is measured based on its direct controllable research and development (R&D) and marketing costs and the costs of the dedicated Identity Management sales and services team in North America. As such, management’s measure of profitability for these segments does not include allocation of indirect research and development expenses and certain support costs, the effect of software development cost capitalization and amortization, other selling and marketing expenses, general and administrative expenses, amortization of acquired technology and intangibles, one-time charges, other income, net, and income taxes. The indirect portion of R&D and support expenses, cost of professional services and selling and marketing expenses includes costs associated with the exit activities described in footnote 6, as these exit costs are not included in the measurement of segment performance. Assets and liabilities are not accounted for by segment.

	Software
		Distributed
	Mainframe	Systems	Service	Identity		Professional	Indirect
	Management	Management	Management	Management	Other	Services	Costs	Consolidated
	(In millions)
Quarter Ended December 31, 2003
Revenues:
License	$64.4	$63.7	$29.5	$4.7	$0.3	$—	$—	$162.6
Maintenance	76.3	72.1	37.0	4.6	0.4	—	—	190.4
Professional services	—	—	3.4	0.5	—	17.9	—	21.8

Total revenues	140.7	135.8	69.9	9.8	0.7	17.9	—	374.8
R&D and support expenses	23.8	40.5	11.7	3.5	—	—	98.0	177.5
Cost of professional services	—	—	2.6	1.2	—	15.8	0.3	19.9
Selling and marketing expenses	0.7	4.1	1.0	2.8	—	—	168.8	177.4

Contribution margin	$116.2	$91.2	$54.6	$2.3	$0.7	$2.1	$(267.1)	—

General and administrative expenses								46.9
Amortization of acquired technology and intangibles								14.5
Other income, net								17.0

Consolidated earnings (loss) before income taxes								$(44.4)

	Software
		Distributed
	Mainframe	Systems	Service	Identity		Professional	Indirect
	Management	Management	Management	Management	Other	Services	Costs	Consolidated
	(In millions)
Quarter Ended December 31, 2004
Revenues:
License	$59.4	$56.5	$40.5	$3.5	$1.1	$—	$—	$161.0
Maintenance	73.0	74.2	51.1	3.7	0.2	—	—	202.2
Professional services	—	—	7.3	0.5	—	15.8	—	23.6

Total revenues	132.4	130.7	98.9	7.7	1.3	15.8	—	386.8
R&D and support expenses	23.1	39.1	23.1	3.7	—	—	27.4	116.4
Cost of professional services	—	—	8.5	0.6	—	15.8	—	24.9
Selling and marketing expenses	1.2	2.5	6.5	2.9	—	—	132.6	145.7

Contribution margin	$108.1	$89.1	$60.8	$0.5	$1.3	$0.0	$(160.0)	99.8

General and administrative expenses								57.8
Amortization of acquired technology and intangibles								19.5
Other income, net								27.0

Consolidated earnings (loss) before income taxes								$49.5

	Software
		Distributed
	Mainframe	Systems	Service	Identity		Professional	Indirect
	Management	Management	Management	Management	Other	Services	Costs	Consolidated
	(In millions)
Nine Months Ended December 31, 2003
Revenues:
License	$145.3	$165.5	$73.5	$10.0	$0.6	$—	$—	$394.9
Maintenance	231.3	215.8	100.8	13.2	1.0	—	—	562.1
Professional services	—	—	10.1	1.6	—	49.9	—	61.6

Total revenues	376.6	381.3	184.4	24.8	1.6	49.9	—	1,018.6
R&D and support expenses	68.7	127.7	34.1	10.5	—	—	210.9	451.9
Cost of professional services	—	—	7.8	3.3	—	45.3	2.5	58.9
Selling and marketing expenses	1.5	13.2	3.6	8.2	—	—	429.0	455.5

Contribution margin	$306.4	$240.4	$138.9	$2.8	$1.6	$4.6	$(642.4)	52.3

General and administrative expenses								132.2
Amortization of acquired technology and intangibles								45.4
Other income, net								55.6

Consolidated earnings (loss) before income taxes								$(69.7)

	Software
		Distributed
	Mainframe	Systems	Service	Identity		Professional	Indirect
	Management	Management	Management	Management	Other	Services	Costs	Consolidated
	(In millions)
Nine Months Ended December 31, 2004
Revenues:
License	$140.2	$139.2	$107.6	$6.2	$0.6	$—	$—	$393.8
Maintenance	224.0	225.5	145.6	11.1	0.7	—	—	606.9
Professional services	—	—	21.9	1.2	—	44.1	—	67.2

Total revenues	364.2	364.7	275.1	18.5	1.3	44.1	—	1,067.9
R&D and support expenses	65.8	113.4	59.8	10.4	—	—	94.1	343.5
Cost of professional services	—	—	24.1	1.6	—	42.9	—	68.6
Selling and marketing expenses	3.2	9.7	13.0	7.4	—	—	368.3	401.6

Contribution margin	$295.2	$241.6	$178.2	$(0.9)	$1.3	$1.2	$(462.4)	254.2

General and administrative expenses								150.3
Settlement of litigation								11.3
Amortization of acquired technology and intangibles								55.0
Acquired research and development								0.2
Other income, net								60.3

Consolidated earnings (loss) before income taxes								$97.7

(5) Stock Incentive Plans

     The Company has numerous stock plans that provide for the grant of common stock options and restricted stock to employees and directors of the Company. Under the option plans, all options issued during the nine month periods ended December 31, 2003 and 2004 have been granted with exercise prices equal to the quoted market price on the date of grant and have a ten-year term, except for the 2.1 million replacement stock options issued below fair market value and 0.2 million replacement stock options issued above fair market value during the three months ended September 30, 2004 as consideration in the Marimba acquisition. The purchase price for this acquisition includes $20.9 million related to the replacement options issued, of which $8.0 million was allocated to unearned portion of stock-based compensation, reflecting the portion of the intrinsic value of the 1.2 million unvested options issued that will be earned over the remaining vesting periods of those options. This amount will be recognized as compensation expense over the remaining vesting periods of the options for the options that ultimately vest. The restricted stock issued under the Company’s stock plans is subject to transfer restrictions that lapse over one to four years. The Company also has an employee stock purchase plan (ESPP) under which rights to purchase the Company’s common stock are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date.

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

     For the three months ended December 31, 2003 and 2004, the Company recorded compensation expense of $0.5 million and $0.4 million, respectively, for restricted stock grants. For the nine months ended December 31, 2003 and 2004, the Company recorded compensation expense of $1.5 million and $1.0 million, respectively, for restricted stock grants. The Company was not required to record compensation expense for stock option grants and stock issued under the ESPP during the same periods, except for the unvested replacement options issued as consideration in the Marimba acquisition. For the three months and nine months ended December 31, 2004, the Company recorded compensation expense of $1.1 million and $1.9 million, respectively, related to these options.

     The compensation expense recorded for restricted stock grants under the intrinsic value method is consistent with the expense that would be recorded under the fair value-based method. Had the compensation cost for the Company’s employee stock option grants and stock issued under the ESPP been determined based on the grant date fair values of awards estimated using the Black-Scholes option pricing model, which is consistent with the method described in SFAS No. 123, the Company’s reported net earnings (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts (in millions, except per share data):

		Three Months Ended		Nine Months Ended
		December 31,		December 31,
		2003	2004	2003	2004
Net earnings (loss):	As Reported	$(44.4)	$36.4	$(63.7)	$59.8
Add stock-based employee compensation expense included in net earnings (loss) as reported of $0.5, $1.5, $1.5 and $2.9, net of related tax effects		0.5	1.0	1.2	1.9

Deduct stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects		(24.8)	(26.1)	(93.0)	(74.0)

	Pro Forma	$(68.7)	$11.3	$(155.5)	$(12.3)

Basic earnings (loss) per share:	As Reported	$(0.20)	$0.16	$(0.28)	$0.27
	Pro Forma	$(0.30)	$0.05	$(0.68)	$(0.06)

Diluted earnings (loss) per share:	As Reported	$(0.20)	$0.16	$(0.28)	$0.27
	Pro Forma	$(0.30)	$0.05	$(0.68)	$(0.06)

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on SFAS No. 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company is currently evaluating those two methods. The provisions of SFAS No. 123(R) are effective for the first interim or annual period beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) as of the beginning of the three-month period ending September 30, 2005, its second quarter of fiscal 2006.

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options, as the exercise prices of options granted are generally equal to the quoted market price of the Company’s common stock on the date of grant. Accordingly, the adoption of SFAS No. 123(R)‘s fair value method will have a significant impact on the Company’s results of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings (loss) and earnings (loss) per share above and in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In general, this requirement would reduce net operating cash flows and increase net financing cash flows in periods after adoption; however, the Company has not recognized any such tax benefits for the years ended March 31, 2003 and 2004, and for the nine months ended December 31, 2004. The Company cannot estimate what the tax benefit amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

(6) Exit Activities and Related Costs

     During the year ended March 31, 2004, the Company achieved a better alignment of its cost structure with market conditions. The Company’s actions included the involuntary termination of approximately 785 employees during the three months ended September 30, 2003. The Company also exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities. These relocation efforts were completed as of December 31, 2003. The expenses related to the exit activities for the three months and nine months ended December 31, 2003 are reflected in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Severance
	& Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Three months ended December 31, 2003
Selling and marketing expenses	$3.4	$32.1	$1.7	$37.2
Research, development and support expenses	2.1	42.6	5.6	50.3
Cost of professional services	0.3	—	—	0.3
General and administrative expenses	1.3	0.3	0.2	1.8

Total included in operating expenses	$7.1	$75.0	$7.5	$89.6

	Severance
	& Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Nine months ended December 31, 2003
Selling and marketing expenses	$17.6	$32.8	$5.1	$55.5
Research, development and support expenses	10.8	42.6	8.4	61.8
Cost of professional services	2.5	—	—	2.5
General and administrative expenses	3.1	0.3	0.8	4.2

Total included in operating expenses	$34.0	$75.7	$14.3	$124.0

     As of December 31, 2004, $46.7 million of severance and facilities costs related to actions completed under the plan remained accrued for payment in future periods, as follows:

	Balance at			Cash Payments,	Balance at
	March 31,		Adjustments	Net of Sublease	December 31,
	2004	Accretion	to Estimates	Income	2004
	(In millions)
Severance and related costs	$3.9	$—	$(0.2)	$(2.6)	$1.1
Facilities costs	64.7	1.4	(2.3)	(18.2)	45.6

Total accrued	$68.6	$1.4	$(2.5)	$(20.8)	$46.7

     The amounts accrued at December 31, 2004 related to facilities costs represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. The Company does not expect any significant additional severance or facilities charges subsequent to December 31, 2004 other than potential adjustments to lease accruals based on actual subleases differing from estimates. The Company expects that the vast majority of the severance and related costs will be paid by the end of fiscal 2005. Accretion (the increase in the present value of facilities accruals over time) and adjustments to original estimates are included in operating expenses.

(7) Income Taxes

     The income tax provision (benefit) for the three months and nine months ended December 31, 2004 is $13.1 million and $37.9 million, respectively, resulting in effective tax rates of 26% and 39%, respectively. The income tax provision for the nine months ended December 31, 2004 includes additional income tax provisions of approximately $11.1 million recorded in the quarter ended June 30, 2004, intended to satisfy income tax assessments that may result from the examination of the Company’s corporate income tax returns that have been filed in domestic and foreign jurisdictions and to increase the valuation allowance for certain deferred tax assets.

     On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004, which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. The Company would be eligible for this deduction on a repatriation in either fiscal 2005 or fiscal 2006. The decision whether to repatriate eligible funds involves complex analysis and, at this time, is subject to considerable interpretation and uncertainty. On January 13, 2005, the Department of the Treasury issued the first of an expected series of notices to provide guidance on the repatriation legislation that is intended to eliminate much of this uncertainty. As of the filing of this Quarterly Report, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that are currently indefinitely reinvested. Based on the Company’s analysis to date, however, it is reasonably possible that of its total unremitted foreign earnings it may repatriate between $0 and $735.0 million, resulting in an incremental tax expense between $0 and $42.0 million. The Company expects to complete its evaluation of this potential one-time earnings repatriation during calendar 2005.

(8) Trade Finance Receivables

     As discussed in Note 4 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, prior to fiscal 2004, the Company securitized trade finance receivables from customers with investment-grade credit ratings through two conduit entities sponsored by third-party financial institutions. In April 2004, one of the conduit entities sold its interests in the Company’s outstanding securitized finance receivables to the other conduit entity, such that the senior interests in all of the Company’s outstanding securitized finance receivables were held by one conduit entity. In December 2004, the Company purchased the senior interests from the conduit entity at fair value, effectively terminating its securitization arrangements. The Company simultaneously transferred the outstanding finance receivables that had previously been securitized to an unaffiliated financial institution on a non-recourse basis through its existing financial subsidiary. This transfer was recorded as a sale in accordance with SFAS No. 140, and the Company realized a gain of $8.0 million representing the excess of proceeds over the estimated fair value recorded for the previously subordinated interests. The gain is included in Interest and Other Income, net for the three months and nine months ended December 31, 2004 in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company does not expect to securitize trade finance receivables in the future but will continue to transfer such receivables on a non-recourse basis through individual transfers.

     Prior to the purchase of previously securitized finance receivables discussed above, the Company utilized interest rate swaps with the objective of minimizing its interest rate exposure on the retained subordinate interests to immaterial levels. Upon the purchase of the previously securitized receivables, the Company settled its outstanding interest rate swaps.

(9) Subsequent Event

     On January 21, 2005, the Company acquired all of the outstanding shares of Calendra SA (Calendra) for approximately $33.0 million in cash. Calendra’s results will be included in the Company’s consolidated financial statements as of the acquisition date as part of the Identity Management segment. Calendra focuses on workflow and directory management solutions that provide improved communication, increased productivity and increased return on investment for identity management solutions.

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

     For the quarter and nine months ended December 31, 2004, our diluted earnings per share were $0.16 and $0.27 per share, respectively, as compared to diluted losses of $0.20 and $0.28 per share, respectively, for the same periods in the prior year. This improvement is primarily related to higher operating expenses during the prior year periods as a result of our restructuring activities in that year and increased maintenance and professional services revenues and other income during the quarter and nine months ended December 31, 2004. Our license revenues during the quarter and nine months ended December 31, 2004 were down slightly compared to the same periods of fiscal 2004. We maintained a strong balance sheet with cash, cash equivalents and marketable securities balances at December 31, 2004 of $1.1 billion, and we generated $227.7 million in cash flows from operations for the nine months ended December 31, 2004.

Industry Conditions

     We believe that buyers of systems management software are now more focused on linking their IT operations and infrastructure with their overall business services. We remain optimistic about our business prospects and continue to believe that we are uniquely positioned to be the leading provider of BSM solutions; nevertheless, we recognize that the systems management software marketplace is highly competitive. We compete with a variety of software vendors, including large vendors such as IBM, HP, Computer Associates and a number of other smaller software vendors. We compete for new customers and, from time to time, must compete to maintain our relationships with our current customers. This competition can lead to pricing pressure and can affect our margins. We discuss competition in greater detail in the Certain Risks and Uncertainties section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Critical Accounting Policies

     The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, valuation of investments and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2004 under Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our critical accounting polices have not changed in any material respect, nor have we adopted any new critical accounting policies during the nine months ended December 31, 2004.

Results of Operations and Financial Condition

     The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) bear to total revenues. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenues
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2004	2003	2004
Revenues:
License	43.4%	41.6%	38.8%	36.9%
Maintenance	50.8	52.3	55.2	56.8
Professional services	5.8	6.1	6.0	6.3

Total revenues	100.0	100.0	100.0	100.0

Selling and marketing expenses	47.3	37.7	44.7	37.6
Research, development and support expenses	47.3	30.1	44.4	32.2
Cost of professional services	5.3	6.4	5.8	6.4
General and administrative expenses	12.5	15.0	13.0	14.1
Settlement of litigation	—	—	—	1.1
Amortization of acquired technology and intangibles	3.9	5.0	4.4	5.1
Acquired research and development	—	—	—	—

Total operating expenses	116.3	94.2	112.3	96.5

Operating income (loss)	(16.3)	5.8	(12.3)	3.5
Interest and other income, net	4.5	7.1	5.5	6.0
Interest expense	(0.2)	(0.1)	(0.1)	(0.1)
Gain (loss) on marketable securities and other investments	0.2	—	0.1	(0.3)

Other income, net	4.5	7.0	5.5	5.6
Earnings (loss) before income taxes	(11.8)	12.8	(6.8)	9.1
Income tax provision (benefit)	—	3.4	(0.6)	3.5

Net earnings (loss)	(11.8)%	9.4%	(6.2)%	5.6%

Revenues

     We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2003	2004	Change	2003	2004	Change
	(In millions)			(In millions)
License:
Domestic	$62.1	$68.8	10.8%	$162.7	$176.8	8.7%
International	100.5	92.2	(8.3)%	232.2	217.0	(6.5)%

Total license revenues	162.6	161.0	(1.0)%	394.9	393.8	(0.3)%
Maintenance:
Domestic	109.3	113.4	3.8%	321.4	340.2	5.8%
International	81.1	88.8	9.5%	240.7	266.7	10.8%

Total maintenance revenues	190.4	202.2	6.2%	562.1	606.9	8.0%
Professional services:
Domestic	10.0	9.9	(1.0)%	30.4	30.0	(1.3)%
International	11.8	13.7	16.1%	31.2	37.2	19.2%

Total professional services revenues	21.8	23.6	8.3%	61.6	67.2	9.1%

Total revenues	$374.8	$386.8	3.2%	$1,018.6	$1,067.9	4.8%

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

     License revenues were down slightly for the quarter ended December 31, 2004, compared to the same period last year. Weakness in IT spending and customer procurement process slowdowns during the first quarter of fiscal 2005 offset license revenue growth in the second quarter of fiscal 2005, resulting in license revenues remaining flat for the nine months ended December 31, 2004. License bookings, which is defined as recognized license revenues plus the net change in deferred license revenues for the period and represents the license value of transactions completed in the period, for the quarter and nine months ended December 31, 2004 were down 19% and 11%, respectively, from the prior year periods. We closed 25 license transactions over $1 million during the quarter ended December 31, 2004, including one transaction over $10 million, a decrease from 33 such transactions in the prior year period, including two transactions over $10 million. The total license value of these 25 transactions was $78.7 million, including amounts recognized and deferred, compared to $118.5 million for the 33 transactions in the comparable prior year period. Though license revenues for the quarter ended December 31, 2004, are down compared to the prior year, such revenues increased sequentially 22% over the quarter ended September 30, 2004.

     For the quarter and nine months ended December 31, 2003 and 2004, our recognized license revenues were impacted by the changes in our deferred license revenue balance as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2004	2003	2004
	(In millions)
Deferrals of license revenue	$(96.2)	$(67.0)	$(146.0)	$(136.5)
Recognition from deferred license revenue	22.5	36.9	66.3	108.4

Net impact on recognized license revenues	$(73.7)	$(30.1)	$(79.7)	$(28.1)

Deferred license revenue balance at end of quarter	$298.0	$380.4

     We expect that our deferred license revenue balance will continue to grow. Examples of transactions that result in the deferral of license revenue include short-term time-based licenses (generally less than four years), transactions that include both BMC and Remedy products, as noted below, for which vendor-specific objective evidence of the fair value of the maintenance, enhancement and support does not exist, and transactions that include complex terms and conditions for which we do not have vendor-specific objective evidence of fair value of the maintenance, enhancement and support. We anticipate our transactions will increasingly include flexible contract terms that result in deferral of revenue as we expand our offerings to meet customers’ product, pricing and licensing needs. Also, because we recognize the license revenues for both Remedy and our other products on the residual basis of accounting, the different maintenance pricing methodologies for Remedy and other BMC products prevent us from objectively determining license revenues in transactions that include both types of products. Accordingly, license and maintenance revenues in transactions including Remedy and other BMC products are deferred and recognized ratably, unless other criteria cause the revenue to be deferred until a specified point in the future. As our BSM business grows, we expect the volume of such joint transactions to increase and, accordingly, expect the deferred license revenues related to them to increase.

     Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenues to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenues to be recognized each quarter become more predictable as a larger percentage of those revenues come from the deferred license revenue balance. As of December 31, 2004, the average remaining life of the deferred license revenue balance was approximately three and one half years. Of the total deferred license revenue balance at December 31, 2004, we estimate that we will recognize license revenues of $45.1 million, $134.0 million, $102.4 million and $98.9 million, for the remainder of fiscal 2005, fiscal 2006, fiscal 2007 and thereafter, respectively. As additional license revenues are deferred in future periods, these amounts to be recognized will increase.

     Our domestic operations generated 38% and 43% of license revenues for the quarters ended December 31, 2003 and 2004, and 41% and 45% for the nine months ended December 31, 2003 and 2004, respectively. Domestic license revenues for the quarter and nine months ended December 31, 2004 increased 11% and 9%, respectively, compared to the comparable periods in the prior fiscal year primarily as a result of Service Management revenue growth, including additional revenues from acquisitions. International license revenues represented 62% and 57% of license revenues for the quarters ended December 31, 2003 and 2004, and 59% and 55% for the nine months ended December 31, 2003 and 2004, respectively. International license revenues for the quarter and nine months ended December 31, 2004 decreased 8% and 7%, respectively, compared to the same periods last year. Foreign currency exchange rate changes increased international license revenues 5% and 4% for the quarter and nine months ended December 31, 2004, respectively, net of hedging. Excluding this currency impact, international license revenues decreased 13% and 11% compared to the same periods ended December 31, 2003. The declines were across all product lines other than Service Management and resulted primarily from weakness in some international locations.

     Maintenance, Enhancement and Support Revenues

     Maintenance, enhancement and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance, enhancement and support enrollment generally entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems, networks, storage systems and applications. Annual maintenance, enhancement and support fees are based on a percentage of the product price. Customers are generally entitled to reduced annual maintenance percentages for entering into long-term maintenance contracts. The majority of our maintenance revenues are generated by such long-term contracts. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related license agreement.

     Maintenance revenues increased 6% and 8% for the quarter and nine months ended December 31, 2004, over the comparable prior year periods, as a result of the additional maintenance revenue associated with the acquired Magic and Marimba products and the continuing growth in the base of installed Service Management products and the processing capacity on which they run. Maintenance fees increase with new license and maintenance agreements and as existing customers install our products on additional processing capacity. However, discounts tend to increase at higher levels of processing capacity, so that maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. These discounts, combined with an increase in long-term maintenance contracts with reduced maintenance percentages and our license bookings performance, have led to lower year-over-year growth rates for our maintenance revenues excluding acquisitions, and contributed to our low sequential maintenance revenue growth of 1% for the quarter ended December 31, 2004 compared to the preceding quarter ended September 30, 2004, and to the 2% decline in maintenance revenues for the quarter ended September 30, 2004 compared to the preceding quarter ended June 30, 2004. Of the total deferred maintenance revenue balance at December 31, 2004, we will recognize maintenance revenues of $156.2 million, $432.7 million, $255.5 million and $229.7 million, for the remainder of fiscal 2005, fiscal 2006, fiscal 2007 and thereafter, respectively. As additional maintenance revenues are deferred in future periods, these amounts to be recognized will increase.

     Product Line Revenues

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2003	2004	Change	2003	2004	Change
	(In millions)			(In millions)
Mainframe Management:
Mainframe Data Management	$104.4	$99.6	(4.6)%	$277.9	$275.2	(1.0)%
MAINVIEW	36.3	32.8	(9.6)%	98.7	89.0	(9.8)%

	140.7	132.4	(5.9)%	376.6	364.2	(3.3)%
Distributed Systems Management:
PATROL	72.6	64.9	(10.6)%	201.5	178.3	(11.5)%
Distributed Systems Data Management	28.8	28.2	(2.1)%	82.8	84.3	1.8%
Scheduling & Output Management	34.4	37.6	9.3%	97.0	102.1	5.3%

	135.8	130.7	(3.8)%	381.3	364.7	(4.4)%

Service Management	66.5	91.6	37.7%	174.3	253.2	45.3%
Identity Management	9.3	7.2	(22.6)%	23.2	17.3	(25.4)%
Other	0.7	1.3	85.7%	1.6	1.3	(18.8)%

Total license & maintenance revenues	$353.0	$363.2	2.9%	$957.0	$1,000.7	4.6%

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

     Mainframe Management revenues represented 40% and 36% of our total software revenues for the quarters ended December 31, 2003 and 2004, respectively, and 39% and 36% for the nine months ended December 31, 2003 and 2004, respectively. Total software revenues for this product category decreased 6% and 3% in the quarter and nine months ended December 31, 2004, respectively, from the same periods in the prior year. The overall revenue decline for the quarter and nine months ended December 31, 2004 was primarily a result of the decrease in license and maintenance revenues for the MAINVIEW product line as our past success in displacing Candle products has led to less current opportunities for this product line and slower growth in customer demand for capacity. Mainframe Data Management license and maintenance revenues also declined for the quarter ended December 31, 2004.

     Distributed Systems Management revenues represented 38% and 36% of our total software revenues for the quarters ended December 31, 2003 and 2004, respectively, and 40% and 36% for the nine months ended December 31, 2003 and 2004, respectively. Total software revenues for this product category decreased 4% for both the quarter and nine months ended December 31, 2004, compared to the prior year periods primarily as a result of declines in license revenues for the PATROL product line in both periods. These declines were primarily the result of the maturity of the UNIX market and increasing demand for agentless monitoring technology. Distributed Systems Data Management license revenues were also down for the quarter ended December 31, 2004, compared to the comparable prior year period primarily as a result of increased competition from the database vendors themselves. To address these performance issues, we plan to release enhancements to PATROL in early fiscal 2006 that build on the success of PATROL Express in agentless monitoring and we are taking steps to address the cost structure of our distributed systems business to improve its margin contribution. These decreases in license revenues were partially offset in the three and nine months ended December 31, 2004 by increases in maintenance revenues for the Scheduling & Output Management and Distributed Systems Data Management product lines due to the continuing growth in the base of installed products and the processing capacity on which they run.

     Service Management revenues represented 19% and 25% of our total software revenues for the quarters ended December 31, 2003 and 2004, respectively, and 18% and 25% for the nine months ended December 31, 2003 and 2004, respectively. Total software revenues for this product category increased 38% and 45% in the quarter and nine months ended December 31, 2004, from the same periods in the prior year as license revenues increased 37% and 46% and maintenance revenues increased 38% and 45%, respectively. The increases were primarily due to the acquisitions of Marimba and Magic during the second quarter of fiscal 2005 and the fourth quarter of fiscal 2004, respectively, and growth of Remedy’s core business.

     Identity Management revenues contributed 3% and 2% of total software revenues for the quarters ended December 31, 2003 and 2004, respectively, and 2% for both the nine months ended December 31, 2003 and 2004. Total software revenues for this product category decreased 23% and 25% in the quarter and nine months ended December 31, 2004, respectively, from the same periods in the prior year. Identity Management license revenues decreased 27% and 39%, for the quarter and nine months ended December 31, 2004, respectively, and maintenance revenues decreased 18% and 15% for the quarter and nine months ended December 31, 2004, respectively, as compared to the prior year periods. The identity management market has experienced consolidation recently and, as such, many of our competitors are able to offer integrated solution suites, which customers are choosing over the point products we provide. We are addressing this issue with our acquisition of Calendra SA in January 2005, as discussed below under Liquidity and Capital Resources — Acquisitions.

Professional Services Revenues

     Professional services revenues, representing fees from implementation, integration and education services performed during the periods increased 8% and 9% for the quarter and nine months ended December 31, 2004, compared to the prior year periods. These increases are primarily a result of Service Management professional services growth, including additional revenues from acquisitions.

Operating Expenses

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2003	2004	Change	2003	2004	Change
	(In millions)			(In millions)
Selling and marketing	$177.4	$145.7	(17.9)%	$455.5	$401.6	(11.8)%
Research, development and support	177.5	116.4	(34.4)%	451.9	343.5	(24.0)%
Cost of professional services	19.9	24.9	25.1%	58.9	68.6	16.5%
General and administrative	46.9	57.8	23.2%	132.2	150.3	13.7%
Settlement of litigation	—	—	—	—	11.3	—
Amortization of acquired technology and intangibles	14.5	19.5	34.5%	45.4	55.0	21.1%
Acquired research and development	—	—	—	—	0.2	—

Total operating expenses	$436.2	$364.3	(16.5)%	$1,143.9	$1,030.5	(9.9)%

     Exit Activities and Related Costs

     During the year ended March 31, 2004, we achieved a better alignment of our cost structure with market conditions. Our actions included the involuntary termination of approximately 785 employees during the quarter ended September 30, 2003. We also exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities. These relocation efforts were completed as of December 31, 2003. The expenses related to the exit activities for the quarter and nine months ended December 31, 2003 are reflected in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Severance
	& Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Three months ended December 31, 2003
Selling and marketing expenses	$3.4	$32.1	$1.7	$37.2
Research, development and support expenses	2.1	42.6	5.6	50.3
Cost of professional services	0.3	—	—	0.3
General and administrative expenses	1.3	0.3	0.2	1.8

Total included in operating expenses	$7.1	$75.0	$7.5	$89.6

	Severance
	& Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Nine months ended December 31, 2003
Selling and marketing expenses	$17.6	$32.8	$5.1	$55.5
Research, development and support expenses	10.8	42.6	8.4	61.8
Cost of professional services	2.5	—	—	2.5
General and administrative expenses	3.1	0.3	0.8	4.2

Total included in operating expenses	$34.0	$75.7	$14.3	$124.0

     As of December 31, 2004, $46.7 million of severance and facilities costs related to actions completed under the plan remained accrued for payment in future periods, as follows:

	Balance at			Cash Payments	Balance at
	March 31,		Adjustments	Net of Sublease	December 31,
	2004	Accretion	to Estimates	Income	2004
	(In millions)
Severance and related costs	$3.9	$—	$(0.2)	$(2.6)	$1.1
Facilities costs	64.7	1.4	(2.3)	(18.2)	45.6

Total accrued	$68.6	$1.4	$(2.5)	$(20.8)	$46.7

     The amounts accrued at December 31, 2004 related to facilities costs represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates for those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. We do not expect any significant additional severance or facilities charges subsequent to December 31, 2004 other than potential adjustments to lease accruals based on actual subleases differing from estimates. We expect that the vast majority of the severance and related costs will be paid by the end of fiscal 2005.

     Selling and Marketing

     Our selling and marketing expenses primarily include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Selling and marketing expenses represented 47% and 38% of total revenues for the quarters ended December 31, 2003 and 2004, respectively, and 45% and 38% of total revenues for the nine months ended December 31, 2003 and 2004, respectively. Selling and marketing expenses decreased 18% and 12% for the quarter and nine months ended December 31, 2004, as compared to the prior year primarily as a result of the costs related to our exit activities in the prior year, as discussed above. Excluding exit costs in fiscal 2004 and fiscal 2005, selling and marketing expenses increased 4% for the quarter and were flat for the nine months ended December 31, 2004, as compared to the prior year. The increase for the quarter, excluding exit costs, was primarily due to increased travel costs and personnel expenses, a significant portion of which related to increased headcount, primarily from acquisitions, which offset lower commission expense. Commission expense is down because of increased commissions on maintenance bookings which are initially deferred and then are expensed as the related revenues are recognized. Though selling and marketing expenses for the nine-month period excluding exit costs were flat, they included increased headcount, bonus and travel expenses, which offset decreased commissions and depreciation expense for computer hardware and software as a result of certain assets becoming fully depreciated since the prior year.

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

     Research, development and support expenses were reduced in the quarters and nine months ended December 31, 2003 and 2004 by amounts capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” We capitalize our software development costs when the projects under development reach technological feasibility, as defined by SFAS No. 86, and amortize these costs over the products’ estimated economic lives, which are typically three years.

     The following table summarizes the amounts capitalized and amortized during the quarter and nine months ended December 31, 2003 and 2004. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2004	2003	2004
	(In millions)
Software development and purchased software costs capitalized	$(6.5)	$(18.5)	$(38.3)	$(48.1)
Total amortization	23.5	17.8	79.1	55.7

Net impact on research, development and support expenses	$17.0	$(0.7)	$40.8	$7.6

Accelerated amortization included in total amortization above	$4.2	$0.5	$11.8	$1.7

     Research, development and support expenses represented 47% and 30% of total revenues for the quarters ended December 31, 2003 and 2004, respectively, and 44% and 32% for the nine months ended December 31, 2003 and 2004, respectively. Research, development and support expenses decreased 34% and 24% in the quarter and nine months ended December 31, 2004, compared to the same periods in the prior year. Excluding costs related to exit activities in fiscal 2004 and fiscal 2005, research, development and support expenses decreased 8% and 11% for the quarter and nine months ended December 31, 2004, respectively, compared to the same periods in the prior year. The decrease is primarily due to the net effect of software cost capitalization and amortization shown above, which was partially offset by personnel growth in lower-cost locations and from acquisitions. Capitalization of software development costs declined during fiscal 2004 due to the overall reduction in research and development headcount and the development of agentless and channel-ready products that require shorter development time and therefore have less development costs to be capitalized. During fiscal 2005, capitalization has increased from those low levels as development has increased, especially in the area of Service Management products. Lower amounts capitalized during fiscal 2004, coupled with mature products becoming fully amortized, have also led to reduced amortization during the quarter and nine months ended December 31, 2004.

     Cost of Professional Services

     Cost of professional services consists of personnel costs associated with implementation, integration and education services that we perform for our customers and the related infrastructure to support this business. The cost of professional services represented 5% and 6% of total revenues for the quarters ended December 31, 2003 and 2004, respectively, and 6% of total revenues for the nine-month periods ended December 31, 2003 and 2004. Cost of professional services increased 25% and 16% for the quarter and nine months ended December 31, 2004 compared to the same prior year periods. Excluding costs related to exit activities in fiscal 2004, cost of professional services increased 27% and 22% for the quarter and nine months ended December 31, 2004 compared to the prior year periods. These increases are primarily due to increased third-party implementation services and travel expenses.

     General and Administrative

     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, IT, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects and insurance. General and administrative expenses represented 13% and 15% of total revenues in the quarters ended December 31, 2003 and 2004, respectively, and 13% and 14% of total revenues for the nine months ended December 31, 2003 and 2004, respectively. These expenses increased 23% and 14% for the quarter and nine months ended December 31, 2004, compared to the same periods in the prior year. Excluding costs related to exit activities in fiscal 2004, general and administrative expenses increased by 28% and 17% for the quarter and nine months ended December 31, 2004, compared to the same periods in the prior year. The increase included higher professional fees, consisting of legal, accounting and consulting fees primarily due to Sarbanes-Oxley Section 404 compliance efforts, and higher personnel costs, a significant portion of which related to expanded accounting staff. The increase also included the write-off of costs capitalized for an internal-use information technology project that was terminated before completion during the quarter ended December 31, 2004. Total third party fees incurred related to Sarbanes-Oxley Section 404 compliance were $4.2 million and $6.9 million for the quarter and nine months ended December 31, 2004, respectively. We will continue to incur such fees for the remainder of fiscal 2005 and into fiscal 2006.

     Settlement of Litigation

     We settled our dispute with Nastel Technologies, Inc. during the quarter ended December 31, 2004. The settlement payment of $11.3 million covers all claims involved in this action. Approximately one half of the settlement was paid during the quarter ended December 31, 2004 and the remainder was paid subsequent to December 31, 2004.

     Amortization of Acquired Technology and Intangibles

     Under the purchase accounting method for our acquisitions, portions of the purchase prices were allocated to acquired software and other intangible assets. We are amortizing certain of these intangibles over two to four-year periods, which reflect the estimated useful lives of the respective assets. The increase in amortization expense for the quarter and nine months ended December 31, 2004 as compared to the prior year periods is primarily due to the acquisition of Magic in the fourth quarter of fiscal 2004 and the acquisition of Marimba and Viadyne in the second quarter of fiscal 2005.

Other Income, Net

     Other income, net consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables, rental income on owned facilities and gains and losses on marketable securities and other investments. For the quarter and nine months ended December 31, 2004, other income, net was $27.0 million and $60.3 million, respectively, reflecting an increase of $10.0 million and $4.7 million from the same periods of fiscal 2004. The increase in other income, net for the quarter and nine months is primarily due to an $8.0 million gain realized on the sale of previously securitized finance receivables in the third quarter of fiscal 2005. For the nine months ended December 31, 2004, this increase was partially offset by losses on investments in the first half of fiscal 2005 and a decrease resulting from the gain on the licensing of our PATROL Storage Manager product to EMC Corporation in the prior year.

Income Tax Provision (Benefit)

     For the quarter and nine months ended December 31, 2004, our income tax provision was $13.1 million and $37.9 million, respectively, compared to a provision of $0 and a benefit of $6.0 million, respectively, for the same periods in the prior year. Included in income tax expense for the nine months ended December 31, 2004 is an accrual of approximately $11.1 million recorded in the quarter ended June 30, 2004, intended to satisfy income tax assessments that may result from the examination of our corporate tax returns that have been filed in domestic and foreign jurisdictions and to increase the valuation allowance for certain deferred tax assets. Including these adjustments to income tax accruals, our effective tax rates for the quarter and nine months ended December 31, 2004 were 26% and 39%, respectively, as compared to 0% and 9%, respectively, for the comparable prior year periods.

     During fiscal 2005, we and the Internal Revenue Service Appeals Division (IRS Appeals) resolved our income tax audits for the fiscal years ended March 31, 1998 and 1999. Accordingly, we have now closed all federal corporate income tax audit issues for years prior to fiscal 2000. The settlement with IRS Appeals did not have a material impact on our consolidated financial position or results of operations.

     The IRS has completed its examination of our federal income tax returns filed for the tax years ended March 31, 2000 and 2001 and issued its Revenue Agent Report. We have filed our protest letter and requested a conference with IRS Appeals, which is scheduled in early calendar 2005. We believe that we have meritorious defenses to the proposed adjustments, that adequate provisions for income taxes have been made and, therefore, that the ultimate resolution of the issues will not have a material adverse impact on our consolidated financial position or results of operations. During the quarter ended September 30, 2004, the IRS commenced the examination of our fiscal 2002 and 2003 federal income tax returns. We have not received any notices of proposed adjustment as of December 31, 2004.

     On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004, which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. We would be eligible for this deduction on a repatriation in either fiscal 2005 or fiscal 2006. The decision whether to repatriate eligible funds involves complex analysis and, at this time, is subject to considerable interpretation and uncertainty. On January 13, 2005, the Department of the Treasury issued the first of an expected series of notices to provide guidance on the repatriation legislation that is intended to eliminate much of this uncertainty. As of the filing of this Quarterly Report, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that are currently indefinitely reinvested. Based on our analysis to date, however, it is reasonably possible that of our total unremitted foreign earnings we may repatriate between $0 and $735.0 million, resulting in an incremental tax expense between $0 and $42.0 million. We expect to complete our evaluation of this potential one-time earnings repatriation during calendar 2005.

Recently Issued Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue No. 03-1 provides guidance on evaluating other-than-temporary impairment for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method. The consensus includes a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position (FSP) No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10 — 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 until the FASB staff provides applicable implementation guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. During the period of delay, an entity holding investments must continue to apply relevant other-than-temporary guidance. We do not expect the new guidance to have a material effect on our consolidated financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” as an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and must be applied prospectively. We do not expect that the adoption of SFAS No. 153 will have a material effect on our consolidated financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on SFAS No. 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. We are currently evaluating those two methods. The provisions of SFAS No. 123(R) are effective for the first interim or annual period beginning after June 15, 2005. We will adopt SFAS No. 123(R) as of the beginning of the quarter ending September 30, 2005, our second quarter of fiscal 2006.

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options, as the exercise prices of options granted are generally equal to the quoted market price of the Company’s common stock on the date of grant. Accordingly, the adoption of SFAS No. 123(R)‘s fair value method will have a significant impact on our results of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings (loss) and earnings (loss) per share in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2004, and Note 5 to the accompanying condensed consolidated financial statements for the quarter ended December 31, 2004. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In general, this requirement would reduce net operating cash flows and increase net financing cash flows in periods after adoption; however, we have not recognized any such tax benefits for the years ended March 31, 2003 and 2004, and for the nine months ended December 31, 2004. We cannot estimate what the tax benefit amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

Liquidity and Capital Resources

     One of our key goals is to maintain or improve our capital structure. Our key metrics for analyzing the strength of our balance sheet are summarized in the tables below and the discussion that follows addresses the factors that impact these key metrics:

	Nine Months Ended
	December 31,
	2003	2004
	(In millions)
Cash flow metrics:
Cash provided by (used in) operating activities	$232.4	$227.7
Treasury stock acquired	$120.1	$70.0
Cash paid for technology acquisitions and other investments, net of cash acquired	$9.0	$215.8

	March 31,	December 31,
	2004	2004
	(In millions)
Balance sheet metrics:
Cash, cash equivalents and short and long-term marketable securities	$1,213.0	$1,100.7
Working capital	$438.0	$156.8

Operating Activities

     The table below aggregates certain line items from our consolidated cash flow statements to present the key items affecting our cash flows from operating activities:

	Nine Months Ended
	December 31,
	2003	2004
	(In millions)
Net earnings (loss) after non-cash adjustments	$135.8	$217.5
(Increase) decrease in finance receivables	3.1	17.5
Increase (decrease) in payables to third-party financing institutions for finance receivables	(28.1)	(26.6)
All other, net	121.6	19.3

Net cash provided by (used in) operating activities	$232.4	$227.7

•	For the nine months ended December 31, 2004, the increase in net earnings (loss) after non-cash adjustments is primarily due to the increase in net earnings for the period over the net loss reported in the prior year period.

•	Working capital decreased from March 31, 2004 to December 31, 2004 primarily due to the use of cash for the Marimba acquisition and the purchase of long-term marketable securities.

•	As discussed above under Settlement of Litigation, we paid approximately one half of the $11.3 million due to Nastel during the quarter ended December 31, 2004 and paid the remainder subsequent to quarter end.

•	We continue to finance our operations primarily through funds generated from operations. Our primary source of cash is the sale of our software licenses, software maintenance, enhancement and support and professional services. We believe that our existing cash balances and funds generated from operating and investing activities will be sufficient to meet our liquidity requirements for the foreseeable future. However, we have a history of acquiring companies. If we were to make a significant acquisition in the future, we might find it advantageous to utilize third-party financing sources based on factors such as our then available cash and its source (i.e., cash held in the United States vs. international locations), the cost of financing and our internal cost of capital.

Investing Activities

     The table below aggregates certain line items from our consolidated cash flow statements to present the key items affecting our cash flows from investing activities:

	Nine Months Ended
	December 31,
	2003	2004
	(In millions)
Cash paid for technology acquisitions and other investments, net of cash acquired, and adjustments to cash paid for prior period acquisitions	$(1.8)	$(215.8)
Proceeds from maturities/sales of marketable securities	160.3	280.8
Purchases of marketable securities	(273.9)	(183.1)
Cash receipts from previously securitized finance receivables	—	10.0
All other, net	(68.0)	(95.4)

Net cash provided by (used in) investing activities	$(183.4)	$(203.5)

•	The main source of cash from investing activities is the proceeds from maturities/sales of marketable securities.

•	Cash paid for technology acquisitions and other investments, net of cash acquired, for the nine months ended December 31, 2004 includes $203.4 million, including direct costs of the transaction, for our purchase of Marimba.

•	Cash receipts of $10.0 million related to the termination of our securitization arrangements and the sale of the outstanding finance receivables that had previously been securitized.

•	The main components of other cash used in investing activities are purchases of property and equipment, primarily computer hardware and software, and software development costs capitalized.

•	On January 21, 2005, we acquired Calendra for approximately $33.0 million in cash. Calendra will enhance our Identity Management offerings through the addition of workflow and directory management solutions. We funded the cash purchase price from existing international cash balances.

Financing Activities

     The table below aggregates certain line items from our consolidated cash flow statements to present the key items affecting our cash flows from financing activities:

	Nine Months Ended
	December 31,
	2003	2004
	(In millions)
Treasury stock acquired	$(120.1)	$(70.0)
Payments on capital leases	(2.2)	(3.7)
Stock options exercised and other	13.1	21.8

Net cash provided by (used in) financing activities	$(109.2)	$(51.9)

•	There were no borrowings during the nine months ended December 31, 2003 and 2004, and the main use of cash for financing activities was the acquisition of treasury stock. During the nine months ended December 31, 2004, approximately 4.2 million shares of treasury stock were purchased. We plan to be consistent with our historical treasury stock purchase practices, subject to market conditions, other possible uses of our cash and our domestic liquidity position.

•	The exercise of stock options was the primary source of cash from financing activities.

•	Capital lease obligations of $16.7 million and $4.2 million were incurred during the nine months ended December 31, 2003 and 2004, respectively, for computer hardware.

     The Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2003 and 2004 are included in the accompanying condensed consolidated financial statements.

Cash, Cash Equivalents and Marketable Securities

     At December 31, 2004, our cash, cash equivalents and marketable securities were $1.1 billion, a decline of $112.3 million from the March 31, 2004 balance. This decrease is primarily due to cash funding for the Marimba acquisition and treasury stock purchases, which more than offset positive operating cash flow. Approximately 84% of the cash, cash equivalents and marketable securities at December 31, 2004 is held in international locations and was largely generated from our international operations. Our international operations have generated approximately $802.0 million of earnings for which U.S. income taxes have not been recorded. These earnings would be subject to U.S. income tax if repatriated to the United States. The potential deferred tax liability for these earnings is approximately $260.0 million; however, we have not provided a deferred tax liability on any portion of the $802.0 million as we plan to utilize our cash in international locations for foreign investment purposes. During fiscal 2003 and 2004, we utilized cash held in international locations to fund a portion of the Remedy purchase price, based upon the valuation of the foreign assets of Remedy acquired, and the IT Masters and Magic purchase prices. Subsequent to December 31, 2004, we utilized cash in international locations for the Calendra acquisition.

     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act), which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. We would be eligible for this deduction on a repatriation in either fiscal 2005 or fiscal 2006. The decision whether to repatriate eligible funds involves complex analysis, and at this time is subject to considerable interpretation and uncertainty. On January 13, 2005, the Department of the Treasury issued the first of an expected series of notices to provide detailed guidance on the repatriation legislation that is intended to eliminate much of this uncertainty. As of the filing of this Quarterly Report, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that are currently indefinitely reinvested. Based on our analysis to date, however, it is reasonably possible that of our total unremitted foreign earnings we may repatriate between $0 and $735.0 million, resulting in an incremental tax expense between $0 and $42.0 million. We expect to complete our evaluation of this potential one-time earnings repatriation during calendar 2005. Such a repatriation would increase our domestic liquidity, subject to the various use of funds restrictions contained in the Act.

     Our marketable securities are primarily investment grade and highly liquid. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year, and while typically yielding greater returns, investing in such securities reduces reported working capital.

Trade Finance Receivables

     We provide financing on a portion of our sales transactions to customers that meet our specified standards of creditworthiness. Our practice of providing financing at reasonable interest rates enhances our competitive position. We participate in established programs with third-party financial institutions to sell a significant portion of our finance receivables, enabling us to collect cash sooner and remove credit risk. The finance receivables are sold to third-party financial institutions on a non-recourse basis. We record such transfers of beneficial interests in finance receivables to third-party financial institutions as sales of such finance receivables when we have surrendered control of such receivables, including determining that such assets have been isolated beyond our reach and the reach of our creditors. We have not guaranteed the transferred receivables and have no obligation upon default. During the nine months ended December 31, 2003 and 2004, we transferred $162.4 million and $165.0 million, respectively, of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis. However, to meet the needs of our customers we have been providing more licensing options, and this increased focus on flexibility may lead to more customer transactions where cash payments will be received over time. This flexibility may also reduce our ability to transfer finance receivables in the future and may reduce our cash flow from operations in the near term.

     As discussed in Note 4 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2004, prior to fiscal 2004, we securitized trade finance receivables from customers with investment-grade credit ratings through two commercial paper conduit entities sponsored by third-party financial institutions. In April 2004, one of these third-party entities sold its interests in our outstanding securitized finance receivables to the other third-party entity, such that the senior interests in all of our outstanding securitized finance receivables were held by one entity. In December 2004, we purchased the senior interests from this entity at fair value, effectively terminating our securitization arrangements. We simultaneously transferred the outstanding finance receivables that had previously been securitized to an unaffiliated financial institution on a non-recourse basis through our existing financial subsidiary. This transfer was recorded as a sale in accordance with SFAS No. 140.

Treasury Stock Purchases

     On April 24, 2000, our board of directors authorized the purchase of up to $500.0 million in common stock, and on July 30, 2002, they authorized the purchase of an additional $500.0 million. During the quarter and nine months ended December 31, 2004, we purchased approximately 1.4 million and 4.2 million shares for $25.0 million and $70.0 million, respectively. From the inception of the repurchase program through December 31, 2004, we have purchased 43.5 million shares for $762.6 million. See Item 2. Issuer Purchases of Equity Securities below for a monthly detail of treasury stock purchases for the three months ended December 31, 2004. The repurchase program is funded solely with domestic cash and marketable securities and, therefore, affects the domestic versus international liquidity balances.

Contractual Obligations

     Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004. There have been no material changes to our contractual obligations since March 31, 2004.

Acquisitions

     On July 15, 2004, we acquired Marimba for cash of $234.4 million, including direct costs of the transaction, or $203.4 million, net of cash acquired. Marimba’s results have been included in our condensed consolidated financial statements since the acquisition date. This acquisition is intended to strengthen our BSM-related offerings through the addition of IT asset discovery and asset, change and configuration management products. We funded the cash purchase price from existing cash balances.

     On January 21, 2005, we acquired Calendra for approximately $33.0 million in cash. Calendra will enhance our Identity Management offerings through the addition of workflow and directory management solutions. We funded the cash purchase price from existing international cash balances subsequent to December 31, 2004.

     We have completed other immaterial acquisitions during fiscal 2005. The aggregate purchase price for these acquisitions of $8.9 million was funded from existing cash balances.

Certain Risks and Uncertainties

     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of the risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations.

We may announce lower than expected revenues, license bookings or earnings, which could cause our stock price to decline.

     Our revenues, license bookings and earnings are difficult to forecast and are likely to fluctuate from quarter to quarter due to many factors. In addition, a significant amount of our license transactions are completed during the final weeks and days of the quarter, and therefore we generally do not know whether revenues, license bookings and/or earnings will have met expectations until shortly after the end of the quarter. Any significant shortfall in revenues, license bookings or earnings or lowered expectations could cause our stock price to decline substantially. Factors that could affect our financial results include, but are not limited to:

•	the unpredictability of the timing and magnitude of our sales through direct sales channels, value-added resellers and distributors, which tend to occur late in each quarter;

•	the possibility that our customers may choose to license our software under terms and conditions that require revenues to be deferred or recognized ratably over time rather than upfront and that we may not accurately forecast the resulting mix of license transactions between upfront and deferred revenues;

•	the possibility that the negotiated terms and conditions of transactions may result in a different mix of license and maintenance revenues on an aggregate basis than is expected based on historical results and financial planning;

•	the possibility that our customers may defer or limit purchases as a result of reduced information technology budgets or reduced data processing capacity demand;

•	the possibility that our customers may delay or limit purchases as a result of increased requirements related to the documentation of and focus on internal controls and mitigation of risks, related to Sarbanes-Oxley compliance efforts;

•	the possibility that our customers may elect not to license our products for additional processing capacity until their actual processing capacity or expected future processing capacity exceeds the capacity they have already licensed from us;

•	the possibility that our customers may defer purchases of our products in anticipation of new products or product updates from us or our competitors;

•	the timing of new product introductions by us and the market’s acceptance of new products;

•	higher than expected operating expenses;

•	changes in our pricing and distribution terms and/or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of significant external events that increase global economic uncertainty.

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

We may have difficulty achieving our cash flow from operations goals.

     Our quarterly cash flow is and has been volatile. If our cash generated from operations in some future period is materially less than the market expects, our stock price could decline. To meet the needs of our customers, we have been providing more licensing options, and this increased focus on flexibility may lead to more contracts where revenues will be recognized ratably versus upfront and where cash payments may be received over time versus upfront. Factors that could adversely affect our cash flow from operations in the future include: reduced net earnings; increased time required for the collection of accounts receivable; an increase in uncollectible accounts receivable; a significant shift from multi-year committed contracts to short-term contracts; a reduced ability to transfer finance receivables to third parties and thus increased credit risk assumed by us; an increase in contracts where expenses such as sales commissions are paid upfront but payments from customers are collected over time; reduced renewal rates for maintenance; and a reduced yield from marketable securities and cash and cash equivalents.

Maintenance revenue could decline.

     Maintenance revenues have increased in each of the last three fiscal years as a result of acquisitions and the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees with new license and maintenance agreements and as existing customers install our products on additional processing capacity. Due to increased discounting for higher levels of additional processing capacity, the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. In addition, customers are generally entitled to reduced annual maintenance percentages for entering into long-term maintenance contracts. These discounts, combined with an increase in long-term maintenance contracts with reduced maintenance percentages and our license bookings performance, have led to lower year-over-year growth rates for our maintenance revenues excluding acquisitions. Declines in our license bookings, increases in long-term maintenance contracts and/or increased discounting would lead to declines in our maintenance revenues. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could lead to declines in our maintenance revenues.

Our stock price is volatile.

     Our stock price has been and is highly volatile. Our stock price is highly influenced by current expectations of our future revenues, license bookings, earnings and cash flows from operations. Any failure to meet anticipated revenue, license bookings, earnings or cash flow from operations in a period or any negative change in our perceived long-term growth prospects would likely have a significant adverse effect on our stock price.

Intense competition and pricing pressures could adversely affect our revenues.

     The market for systems management software is highly competitive. We compete with a variety of software vendors including IBM, Hewlett Packard (HP), Computer Associates (CA) and a number of smaller software vendors. We derive a significant portion of our total revenues from software products for IBM and IBM-compatible mainframe computers. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM continues to invest in the IMS and DB2 utility market. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business would be materially adversely affected. In addition, IBM acquired Candle Corporation whose products compete primarily with our MAINVIEW mainframe monitoring product line. As a large hardware vendor and outsourcer of IT services, IBM has the ability to bundle its other goods and services with its software and offer packaged solutions to customers, which could result in increased pricing pressure. To date, our solutions have competed well against IBM’s because we have developed advanced automation and artificial intelligence features and our utilities have maintained a speed advantage. In addition, we believe that because we provide enterprise management solutions across multiple platforms we are better positioned to provide customers with comprehensive management solutions for their complex multi-vendor IT environments than integrated hardware and software companies like IBM. CA is also competing with us in these markets. Competition has led to increased pricing pressures within the mainframe software markets. We continue to reduce the cost to our customers of our mainframe tools and utilities in response to such competitive pressures.

     Although to date we have not experienced significant competition from Microsoft, their dominant position in the operating system market makes them capable of exerting competitive pressure in the systems management market as well. We also face competition from several niche software vendors, particularly for our distributed systems product lines. Our distributed systems data management products also face competition from the database vendors themselves. In addition, the software industry is experiencing continued

consolidation. There is a risk that some of our competitors may combine and consolidate market positions or combine technology, making them stronger competitors.

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

Future product development is dependent on access to and reliability of third-party software products.

     Certain of our software products contain components developed and maintained by third-party software vendors. We expect that we may have to incorporate software from third-party vendors in our future products. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated or if our relationship with the third-party vendor terminates. Although we believe there are adequate alternate sources for the technology licensed to us, any significant interruption in the availability of these third-party software products on commercially acceptable terms or defects in these products could delay development of future products or enhancement of future products and harm our revenues.

Failure to adapt to technological change could adversely affect our revenues.

     If we fail to keep pace with technological change in our industry, such failure would have an adverse effect on our revenues. We operate in a highly competitive industry characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. During the past several years, many new technological advancements and competing products entered the marketplace. The distributed systems and application management markets in which we operate are far more crowded and competitive than our traditional mainframe systems management markets. Our ability to compete effectively and our growth prospects depend upon many factors, including the success of our existing distributed systems products, the timely introduction and success of future software products, the ability of our products to interoperate and perform well with existing and future leading databases and other platforms supported by our products and our ability to bring products to market that meet ever-changing customer requirements. To the extent that our current product portfolio does not meet such changing requirements, our revenues will suffer. We have experienced long development cycles and product delays in the past, particularly with some of our distributed systems products, and expect to have delays in the future. Delays in new product introductions or less-than-anticipated market acceptance of these new products are possible and would have an adverse effect on our revenues.

Discovery of errors in our software could adversely affect our earnings.

     The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be harmed. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers’ expectations. With our BSM strategy, these risks increase because we are combining already complex products to create solutions that are even more complicated than the aggregation of their product components. Significant technical challenges also arise with our products because our customers purchase and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. These combinations increase our risk further because in the event of a system-wide failure, it may be difficult to determine which product is at fault; thus, we may be harmed by the failure of another supplier’s products. As a result of the foregoing, we could experience:

•	loss of or delay in revenues and loss of market share;

•	loss of customers;

•	damage to our reputation;

•	failure to achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by customers against us which could, whether or not successful, increase costs and distract our management; and

•	increased insurance costs.

Failure to maintain our existing distribution channels and develop additional channels in the future could adversely affect our revenues.

     The percentage of our revenues from sales of our products and services through distribution channels such as systems integrators and value-added resellers is increasing. Conducting business through indirect distribution channels presents a number of risks, including:

•	each of our systems integrators and value-added resellers can cease marketing our products and services with limited or no notice and with little or no penalty;

•	we may not be able to replace existing or recruit additional systems integrators or value-added resellers if we lose any of our existing ones;

•	our existing systems integrators and value-added resellers may not be able to effectively sell new products and services that we may introduce;

•	we do not have direct control over the business practices adopted by our systems integrators and value-added resellers;

•	our systems integrators and value-added resellers may also offer competitive products and services and as such, may not give priority to the marketing of our products and services as compared to our competitors’ products; and

•	we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities.

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

     We update our compensation plans for the sales organization periodically. These plans are intended to align with our business objectives of providing customer flexibility and satisfaction. The compensation plans may encourage behavior not anticipated or intended as it is implemented, which could adversely affect our business, financial condition, operating results and/or cash flows.

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

     With each of our acquisitions, we have initiated efforts to integrate the disparate cultures, employees, systems and products of these companies. Retention of key employees is critical to ensure the continued development, support, sales and marketing efforts pertaining to the acquired products. We have implemented retention programs to keep many of the key technical, sales and marketing employees of acquired companies; nonetheless, we have lost some key employees and may lose others in the future.

Unanticipated changes in our effective tax rates or exposure to additional income tax liabilities could affect our profitability.

     We carry out our business operations through entities in the U.S. and multiple foreign jurisdictions. As such, we are required to file corporate income tax returns that are subject to U.S., State and foreign tax laws. The U.S., State and foreign tax liabilities are determined, in part, by the amount of operating profit generated in these different taxing jurisdictions. Our effective tax rate and earnings could be adversely affected by changes in the mix of operating profits generated in countries with higher statutory tax rates. We are also required to evaluate the realizability of our deferred tax assets. This evaluation requires that our management assess the positive and negative evidence regarding sources of future taxable income. If management’s assessment regarding the realizability of our deferred tax assets changes or we are presented with additional negative evidence regarding future sources of taxable income, we will be required to increase our valuation allowance, which will negatively impact our effective tax rate and earnings. We are also subject to routine corporate income tax audits in multiple jurisdictions. Our provision for income taxes includes amounts intended to satisfy income tax assessments that may result from the examination of our corporate tax returns that have been filed in these jurisdictions. The amounts ultimately paid upon resolution of these examinations could be materially different from the amounts included in the provision for income taxes and result in additional tax expense.

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

Possibility of infringement claims.

     From time to time, we receive notices from third parties claiming infringement by our products of patent and other intellectual property rights. We expect that software products will increasingly be subject to such claims as the number of products and competitors in our industry segments grows and the functionality of products overlaps. In addition, we may receive more patent infringement claims as companies increasingly seek to patent their software and business methods and enforce such patents, especially given the increase in software and business method patents issued during the past several years. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require us to enter into royalty and licensing agreements, which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, financial condition or operating results could be materially adversely affected.

Risks related to global operations.

     We are a global company with research and development sites in the United States, Israel, Belgium, France and India, and sales offices around the world. As a result, we face risks from operating as a global concern, including, among others:

•	difficulties in staffing and managing international operations;

•	possible non-compliance with our professional conduct policy and code of ethics due to inconsistent interpretations and/or application of corporate standards;

•	longer payment cycles;

•	seasonal reductions in business activity in Europe;

•	increased financial accounting and reporting burdens and complexities;

•	adverse tax consequences;

•	changes in currency exchange rates;

•	loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	the need to localize our products;

•	political unrest or terrorism, particularly in areas in which we have facilities;

•	compliance with a wide variety of complex laws and treaties; and

•	licenses, tariffs and other trade barriers.

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

     Generally, our foreign sales are denominated in our foreign subsidiaries’ local currencies. If these currency exchange rates change unexpectedly, we could have significant gains or losses. The foreign currency to which we currently have the most significant exposure is the Euro. Additionally, fluctuations of the exchange rate of foreign currencies against the U.S. dollar can affect our revenue within those markets, all of which may adversely impact our business, financial condition, operating results, and cash flow. Currently, we use derivative financial instruments to hedge our exposure to fluctuations in currency exchange rates. Such hedging requires us to estimate when transactions will occur and cash will be collected, and we may not be successful in making these estimates. If these estimates are inaccurate, particularly during periods of currency volatility, it could have a materially adverse affect on our business, financial condition or operating results.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our stock price could decline.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our systems of internal controls beginning with the Annual Report to be filed on Form 10-K for the current fiscal year. In addition, our independent auditors must report on management’s evaluation of those controls. We are in the process of documenting and testing our system of internal controls to provide the basis for management’s report. However, at this time, due to the time requirements for evaluation and testing of our internal controls, there can be no assurance that there will not be deficiencies or material weaknesses that would be required to be reported.

     There is a risk that during the course of our efforts we may identify deficiencies that we may not be able to remediate in time to meet the March 31, 2005 deadline for compliance with the requirements of Section 404. In this regard, management and the Audit Committee recently received a letter from our independent auditors expressing concern over the significant amount of work to be completed in a limited time period, noting that if we do not achieve our timetable for our performance of this work, our independent auditors may not be able to complete their work in order to report on our internal controls prior to the deadline. In addition, there could be a delay in our earnings press release covering our fiscal 2005 results and/or in our independent auditor’s issuance of their audit opinion regarding our fiscal 2005 consolidated financial statements if they are required to expand their audit procedures and scope due to the detection of material weaknesses in our internal controls. Adverse publicity related to a material weakness or deficiency in internal controls over financial reporting or a failure to meet the SEC’s filing deadline for our Annual Report could have a negative impact on our reputation, business and stock price.

Revised accounting pronouncements related to share-based payments will reduce our reported earnings and could adversely affect our ability to attract and retain key personnel by reducing the share-based payments we are able to provide.

     We use stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with BMC Software. In accounting for our stock option grants using the intrinsic value method under the provisions of APB Opinion No. 25, we generally recognize no compensation cost because the exercise price of options granted is generally equal to the market value of our common stock on the date of grant. The FASB has revised U.S. generally accepted accounting principles such that we will be required to record charges to earnings for employee stock option grants, which will negatively impact our earnings. The impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, if we had recorded charges for employee stock options using the fair value method under SFAS No. 123, we would have reduced net earnings by $24.3 million and $25.1 million for the quarters ended December 31, 2003 and 2004, respectively, and $91.8 million and $72.1 million for the nine months ended December 31, 2003 and 2004, respectively, as disclosed in Note 5 to the accompanying condensed consolidated financial statements. In addition, the New York Stock Exchange rule requiring stockholder approval for all stock option plans could make it more difficult for us to adopt plans to grant options to employees in the future. To the extent that it becomes more difficult or costly to grant options and/or other stock-based compensation to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially adversely affect our business.

Possible adverse impact of interpretations of existing accounting pronouncements.

     On April 1, 1998 and 1999 we adopted AICPA SOP 97-2, “Software Revenue Recognition,” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” respectively. The adoption of these standards did not have a material impact on our financial position or operating results. Based on our reading and interpretation of these SOPs, we believe that our current sales contract terms and business arrangements have been properly reported. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our financial condition and operating results.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of December 31, 2004, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures are effective in all material respects in ensuring that material information related to BMC was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We are continuing our evaluation of our internal controls utilizing the standards adopted by the Public Company Accounting Oversight Board. We have not identified any material weakness or deficiency in our disclosure controls and procedures that would cause us to consider them ineffective for their intended purpose. However, in the course of our evaluation of our internal controls and processes, we have identified certain deficiencies, which we are addressing. Areas requiring improvement include: evidence of management review of journal entries and account reconciliations, supporting documentation for certain journal entries, controls around access to the financial system and documentation of existing controls. We have dedicated the necessary resources and are taking appropriate steps to make necessary improvements to the identified areas.

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

Reporting Under Section 404 of the Sarbanes-Oxley Act of 2002

     Beginning with our fiscal year ending March 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report on our internal controls over financial reporting with our Annual Report on Form 10-K. We have dedicated significant internal and external resources to document and test our internal controls over financial reporting, remediate any deficiencies identified and re-

test our internal controls over financial reporting. While we have not identified any material weaknesses in internal controls over financial reporting, our documentation and testing to date have identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that we have either remediated or are in the process of remediating. In addition, documentation and testing is continuing. There is a risk that during the course of our efforts we may identify deficiencies that we may not be able to remediate in time to meet the March 31, 2005 deadline for compliance with the requirements of Section 404. In this regard, management and the Audit Committee recently received a letter from our independent auditors expressing concern over the significant amount of work to be completed in a limited time period, noting that if we do not achieve our timetable for our performance of this work, our independent auditors may not be able to complete their work in order to report on our internal controls prior to the deadline. In addition, there could be a delay in our earnings press release covering our fiscal 2005 results and/or in our independent auditor’s issuance of their audit opinion regarding our fiscal 2005 consolidated financial statements if they are required to expand their audit procedures and scope due to the detection of material weaknesses in our internal controls.

Internal Controls Over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However as previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004, management, in consultation with Ernst & Young LLP, our independent auditors, identified during the course of the year-end audit a significant internal control deficiency involving inadequate staffing of qualified accounting personnel. We believe this deficiency is temporary and is due to a unique combination of factors, including larger than normal turnover of accounting personnel. Management continues to actively work to strengthen our accounting and finance team to correct the internal control deficiency identified. In addition to the items reported in the Form 10-K, the following steps have been taken by the Company as of February 7, 2005:

•	a new Vice President — Controller, Chief Accounting Officer was hired;

•	our accounting organization has been reorganized with the creation of corporate accounting and business controls departments;

•	business controls personnel have been hired for each geographic region;

•	accounting duties have been reassigned from other finance departments to corporate accounting;

•	accounting responsibilities for our significant regional operations have been separated from financial planning and analysis responsibilities;

•	incremental positions for 20 managers and staff have been filled with only a few open positions remaining;

•	cross-training within corporate accounting and regional accounting has begun;

•	on-the-job training for accounting personnel has occurred and is ongoing, including increased focus on timeliness and accountability; and

•	supplemental training for sales personnel, related to revenue recognition and applicable accounting pronouncements, has occurred and is ongoing.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     On January 29, 2003, we filed a complaint against NetIQ Corporation (NetIQ) in the United States District Court of the Southern District of Texas, Houston Division, alleging that one or more of NetIQ’s software products and their use infringe a valid U.S. patent held by us and one or more of our trademarks. On August 22, 2003, the Court ordered the case stayed pending arbitration. On September 18, 2003, we filed a Statement of Claim with the American Arbitration Association asserting our claims of patent infringement, subject to our objections to the arbitration proceeding. We are seeking to enjoin NetIQ’s current and future infringement of our patent and to recover compensatory damages and enhanced damages, interest, costs and fees. On November 24, 2003, NetIQ filed a counterclaim with the American Arbitration Association against us alleging patent infringement. We have denied that we infringe any valid claim of the NetIQ patent, which forms the basis of NetIQ’s counterclaim. Discovery is in the very early stages, and a final hearing in the case is not expected before 2006. Recently, we were awarded an interim ruling from the arbitration panel that eliminates several of NetIQ’s asserted defenses in this case.

     During the quarter ended December 31, 2004, we paid approximately half of the settlement amount of $11.3 million in the previously disclosed case with Nastel Technologies, Inc. The remainder was paid subsequent to December 31, 2004.

     We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2. Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Approximate Dollar
			Shares Purchased as	Value of Shares that
	(a) Total Number of	(b) Average Price Paid	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased	per Share	Announced Program[1]	Under the Program[1]
October 1-31, 2004	—	$—	—	$262,436,023
November 1-30, 2004	655,000	$17.92	655,000	$250,692,896
December 1-31, 2004	714,500	$18.58	714,500	$237,416,435
Total	1,369,500	$18.26	1,369,500	$237,416,435

1 In April 2000, our Board of Directors authorized a $500.0 million stock repurchase program. In July 2002, the Board of Directors increased the authorized stock repurchase program by $500.0 million. At December 31, 2004, there was approximately $237.4 million remaining in the stock repurchase program. This program does not have an expiration date.

ITEM 5. Other Information

     We are reporting under this Item 5, information required to be reported under Item 1.02 (Termination of a Material Definitive Agreement) of Form 8-K. Darroll Buytenhuys, our Senior Vice President — Worldwide Marketing & Corporate Strategy, has announced his retirement from BMC Software effective February 9, 2005. After such date, Mr. Buytenhuys will no longer be employed by us and his employment agreement will be terminated.

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

(b) Reports on Form 8-K.

     On October 28, 2004, BMC Software filed a Current Report on Form 8-K, dated October 25, 2004, reporting under Item 5.02 the appointment of Louis J. Lavigne, Jr. to its Board of Directors.

     On November 2, 2004, BMC Software filed a Current Report on Form 8-K, dated November 2, 2004, furnishing under Item 2.02 its news release to report its historical financial results for the quarter ended September 30, 2004.

     On November 2, 2004, BMC Software filed a Current Report on Form 8-K, dated November 1, 2004, filing under Item 1.01 several material agreements pertaining to executive officer compensation.

     On November 19, 2004, BMC Software filed a Current Report on Form 8-K, dated November 18, 2004, reporting under Item 5.02 the appointment of P. Thomas Jenkins to its Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.
By:	/s/ Robert E. Beauchamp
Robert E. Beauchamp
President and Chief Executive Officer

February 9, 2005

By:	/s/ George W. Harrington
George W. Harrington
Senior Vice President and Chief Financial Officer

February 9, 2005

Index to Exhibits

Exhibits	Description
31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.