Form 10-K
period 2005-03-31
BMC SOFTWARE INC
filed 2005-06-29
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-16393

BMC Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2126120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 CityWest Boulevard Houston, Texas	77042-2827 (Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(713) 918-8800
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant’s common stock on September 30, 2004 was $3,499,415,581.
      As of June 22, 2005, there were outstanding 217,252,060 shares of common stock, par value $.01, of the registrant.
Documents Incorporated by Reference
      Portions of the following documents are incorporated by reference in this report:
      Definitive Proxy Statement filed in connection with the registrant’s Annual Meeting of Stockholders currently scheduled to be held on August 23, 2005 (Part III of this Report).
      Such Proxy Statement shall be deemed to have been “filed” only to the extent portions thereof are expressly incorporated by reference.

      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this Report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Risks and Uncertainties. You should also carefully review the cautionary statements described in the other documents we file from time to time with the Securities and Exchange Commission (SEC), specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Information contained on our website is not part of this Report.

PART I

ITEM 1.	Business
Overview
      BMC Software is one of the world’s largest independent software vendors. Delivering Business Service Management, we provide software solutions that empower companies to manage their information technology (IT) infrastructure from a business perspective. Our extensive portfolio of software solutions spans enterprise systems, applications, databases and service management. We were organized as a Texas corporation in 1980 and were reincorporated in Delaware in July 1988. Our principal corporate offices are located at 2101 CityWest Boulevard, Houston, Texas 77042-2827. Our telephone number is (713) 918-8800, and our primary internet address is http://www.bmc.com.
      We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings and all related amendments are available free of charge at our website at http://www.bmc.com/investors. We will post all of our SEC documents to our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our corporate governance guidelines and charters of key Board of Directors committees are also available on our website, as is our code of business conduct and ethics. Printed copies of each of these documents are available to stockholders upon request by contacting our investor relations department at (800) 841-2031 ext. 4525 or via email at investor@bmc.com.
Strategy
      BMC Software’s strategy is to provide software solutions to IT and business organizations for managing critical applications and infrastructure. Our solutions enable our customers to reliably and cost effectively align the technologies they use with the objectives of the customers they support. Essentially, we help our customers serve their own customers better. BMC Software was the first major enterprise software provider to adopt the business service management (BSM) strategy. This strategy resonates with customers. Industry analysts say that while our competitors label their attempts to emulate our strategy business service management, BMC Software is leading the industry in delivering on this promise to our customers. We strive to keep our suite of solutions more comprehensive so that we can help our customers manage even the most diverse infrastructure configurations and more innovative so that we can help our customers stay ahead of their own competition.
      Helping our customers align their IT infrastructure and operations with the needs of their business requires a robust structure that can be adopted universally or incrementally. To accomplish this, we focus on eight solution areas that are proven paths for BSM implementation. Focusing on these eight “Routes to Value,” we work with customers, partners and systems integrators to solve critical IT and business alignment issues. The Routes to Value include Incident & Problem Management, Asset Management & Discovery, Identity Management, Service Impact & Event Management, Service Level Management, Capacity Management & Provisioning, Infrastructure & Application Management and Change & Configuration Management. Underlying these solutions is a family of enabling technologies called BMC® Atrium that provide information sharing and centralized management across our solutions and other providers’ products. One of the key components of BMC Atrium is the Configuration Management Database (CMDB), which was released in January 2005. The BMC Atrium CMDB is an open-architected, intelligent data repository that provides a working model of a customer’s IT infrastructure. Through this model, the CMDB allows customers to link together new and legacy technologies so that they can have a single view of the business impact that IT changes are causing.
      A critical element of our BSM strategy is to provide best practices for each of our key solution areas. To do this, we have increased our investment in delivering thought leadership and consultative services, including education, as part of our solution delivery approach. One of our key areas of focus is providing best practices consistent with the IT Infrastructure Library (ITIL). ITIL is the most widely adopted IT-related best practice framework that has been developing in the IT community for approximately 20 years. In response to customer requests, we are also investing in, developing and marketing solutions that address the challenges of audit and regulatory compliance affecting the IT organization. Our BSM Routes to Value support our IT Infrastructure Library best practices and assist in addressing issues around compliance.
      BMC Software’s competitive strength is our ability to offer a broad set of innovative and integrated solutions to the market that deliver IT and business alignment. During the past year we strengthened our BSM offerings through both acquisitions and internal development. The acquisition of Marimba® strengthens our change and configuration management offerings, while the acquisitions of Calendra and OpenNetwork Technologies® strengthen our identity management offerings. During the past year we released innovative discovery technologies and integrated our BSM offerings with the introduction of the BMC Atrium CMDB. Through these acquisitions and integrations with our software, we provide our customers more complete solutions that dramatically lessen their integration and support costs. Our acquisitions are discussed in more detail under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions.
      Our BSM strategy gained momentum in the market during fiscal 2005. This is demonstrated by our strong partnerships with industry-leading companies and by the feedback we are getting from our customers in the form of completed transactions. We completed numerous BSM-related transactions in fiscal 2005 with some of the largest companies in the world. BSM is a multi-year investment for our customers and for us. Going forward we will continue to develop products and solutions that make it easier for our customers to respond to the rapid changes in their businesses. We will also continue to develop partnerships and pursue acquisition opportunities as the market evolves.
Products
      During fiscal 2005, we managed our business along the following broad product categories: Mainframe Management, Distributed Systems Management, Service Management and Identity Management. For financial information related to these product categories, see Note 10 to the accompanying Consolidated Financial Statements.

Mainframe Management
      Our Mainframe Management solutions provide intelligent automated tools that not only optimize the availability and throughput of customers’ mainframe environments, but also enable our customers to effectively exploit this technology to meet their business needs. The Mainframe Management segment includes our MAINVIEW® solutions, which manage, automate and optimize the depth and breadth of z/ OS, DB2, CICS, IMS, Linux, middleware, the Web and storage. This segment also includes our industry-leading SmartDBA® solutions that manage and recover DB2 and IMS databases. Our Mainframe Management solutions contributed approximately 45%, 38% and 34% of our license revenues in fiscal 2003, 2004 and 2005, respectively.

Distributed Systems Management
      Our Distributed Systems Management solutions include our PATROL® solutions that manage IT infrastructure in distributed computing environments; our SmartDBA solutions that manage Oracle, DB2 UDB, MS SQL Server and Sybase databases; our jobs scheduling and output management products; our applications management solutions that manage SAP and Siebel environments; and our Enterprise Performance Assurance® solutions that optimize system performance and capacity planning. Our Distributed Systems Management solutions contributed approximately 45%, 41% and 37% of our license revenues in fiscal 2003, 2004 and 2005, respectively.

Service Management
      Our Service Management solutions enable customers to ensure IT service levels and to discover, understand, model, respond to and track IT system problems and business services failures. The Service Management segment includes Service Delivery Management, Service Impact Management, IT Service Management for the Enterprise, IT Service Support for the Small & Mid-sized Business, IT Service

Management for Outsourcers, IT Discovery and Software Configuration Management. Our Service Management solutions contributed approximately 6% of our license revenues in fiscal 2003, including only four months of revenues from our Remedy® products after that acquisition, and contributed 19% and 27% of our license revenues in fiscal 2004 and 2005, respectively, including the impact of the Magic and Marimba acquisitions during those years, respectively.

Identity Management
      Our Identity Management solutions manage identities and access requirements to strengthen the overall security of our customers’ IT systems and improve their ability to meet regulatory compliance requirements. The BMC Software Identity Management suite is comprised of proven, scalable, integrated products to facilitate enterprise directory management and visualization, web access control, user administration and provisioning, password management and audit and compliance management. Our customers rely on BMC Software Identity Management solutions in some of the largest, most complex and challenging environments. This segment contributed approximately 3%, 2% and 2% of our license revenues in fiscal 2003, 2004 and 2005, respectively.
Sales and Marketing
      We market and sell our products in most major world markets directly through our sales force and indirectly through channel partners, including resellers, distributors and systems integrators. Our sales force includes an inside sales division which provides us a lower-cost channel for additional sales into existing customers and for expanding our customer base.
International Operations
      Approximately 47%, 48% and 48% of our total revenues in fiscal 2003, 2004 and 2005, respectively, were derived from business outside the United States. Revenues from our foreign subsidiaries are denominated in local currencies, as are operating expenses incurred in these locales. To date, we have not had any material foreign currency exchange gains or losses. For a discussion of our currency hedging program and the impact of currency fluctuations on international license revenues in fiscal 2004 and 2005, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Product License Revenues; Quantitative and Qualitative Disclosures about Market Risk and Note 1(g) to the accompanying Consolidated Financial Statements. We have not previously experienced any difficulties in exporting our products, but no assurances can be given that such difficulties will not occur in the future. For additional financial information regarding our domestic and international operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenues and Note 10 to the accompanying Consolidated Financial Statements.
      We are a global company conducting sales, sales support, product development and support, marketing and product distribution services from numerous international offices. In addition to our sales offices located in major economic centers around the world, we also conduct development activities in Israel, India, France and Belgium, as well as in small offices in other locations. We plan to continue to look for opportunities to efficiently expand our operations in international locations that offer highly talented resources as a way to maximize our global competitiveness. For a discussion of various unusual risks associated with our global operations and investments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Risks and Uncertainties — Risks related to global operations.
Maintenance, Enhancement and Support Services
      Revenues from providing maintenance, enhancement and support services (collectively, maintenance) comprised 48%, 53% and 56% of our total revenues in fiscal 2003, 2004 and 2005, respectively. Payment of maintenance, enhancement and support fees generally entitles a customer to telephone and Internet support and problem resolution services, including proactive notification, electronic support requests and a resolution database, and enhanced versions of products released during the maintenance period, including new versions necessary to run with the most current releases of the operating systems, databases and other software supported by our products. Such maintenance fees are an important source of recurring revenue to us, and we invest significant resources in providing maintenance services and new product versions. Customers continue to enroll in our maintenance, enhancement and support program because they require forward compatibility and enhanced product features when they install new versions of the operating systems, databases and other software supported by our products. Our customers also value the immediate problem resolution provided, because they use our products to manage their business-critical IT systems.
Professional Services
      Our professional services group consists of a worldwide team of experienced software consultants who provide implementation, integration and education services related to our products. By easing the implementation of our products, these services help our customers accelerate the time to value. By improving the overall customer experience, these services also drive future software license transactions with these customers. Professional services contributed approximately 6% of our revenues for each of fiscal 2003, 2004 and 2005.
Product Pricing and Licensing
      Our software solutions are licensed under multiple license types using a variety of business metrics. We have historically licensed our software primarily on a perpetual basis; however, we also provide customers the right to use our software for a defined period of time, which is referred to as a term contract. Under a term contract, the customer receives the license rights to use the software, combined with the related maintenance, enhancement and support services, for the term of the contract. Some of our more common perpetual licensing models are as follows:

•	Enterprise license — a license to use one or more products across a customer’s enterprise, usually subject to capacity limits. Capacity can be measured in many ways, including mainframe computing capacity, number of servers, number of users or number of gigabytes, among others. Additional license fee prices are specified in the enterprise license agreement and are typically paid on an annual basis in the event a customer exceeds their agreed capacity.

•	Capacity license — a license to use one or more products up to a specific license capacity. To use the products on additional capacity in excess of the original license, additional license fees would have to be agreed to as part of another license transaction.
      For a discussion of our revenue recognition policies and the impact of our licensing models on revenue, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and — Product License Revenues and Note 1(i) to the accompanying Consolidated Financial Statements.
      We make extended payment terms for our products and services available for qualifying transactions. By providing such financing, we allow our customers to better manage their IT expenditures and cash flows. Our financing program is discussed in further detail below under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
Research and Development
      In fiscal 2003, 2004 and 2005, research and development expenses represented 16%, 18% and 15% of our total revenues, respectively. These costs relate primarily to the compensation of research and development personnel for the work they perform before products reach the point of technological feasibility. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. Our expenditures on research and development activities in the last three fiscal years are discussed below under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development.
      We conduct research and development activities in Houston and Austin, Texas, Waltham, Massachusetts, Sunnyvale, California, Israel, India, France and Belgium, as well as in small offices in other locations around the world. Product manufacturing and distribution is based in Houston, Texas, with European manufacturing and distribution based in Dublin, Ireland.
Seasonality
      We tend to experience a higher volume of transactions and associated revenues in the quarter ending December 31, which is our third fiscal quarter, and the quarter ending March 31, which is our fourth fiscal quarter, as a result of our customers’ spending patterns and our annual sales quota incentives. As a result of this seasonality for license transactions, we tend to have greater operating cash flow in our first and fourth fiscal quarters.
Competition
      The enterprise management software business is highly competitive. Our largest competitors are IBM, Computer Associates and Hewlett Packard (HP). In addition, there are numerous independent software companies that compete with one or more of our software solutions. Although we believe we are uniquely positioned to offer BSM solutions to customers, several of our major competitors have begun to market BSM-like solutions, and we anticipate continued competition in the BSM marketplace. Although no company competes with us across our entire software solution line, we consider at least 100 firms to be directly competitive with one or more of our enterprise software solutions. Some of these companies have substantially larger operations than ours in the specific markets in which we compete. In addition, the software industry is experiencing continued consolidation.
      We believe that because we provide enterprise management solutions across multiple platforms we are better positioned to provide customers with comprehensive management solutions for their complex multi-vendor IT environments than integrated hardware and software companies like IBM. Certain of our solutions in the Mainframe Management product group compete directly with IBM, primarily with IBM’s IMS and DB2 database management systems, and its IMS/ TM and CICS transaction managers. Some of our solutions, including our core IMS and DB2 database tools and utilities, are essentially improved versions of system software utilities that are provided as part of these integrated IBM system software products. IBM also markets separately priced competing utilities in addition to its base utilities. To date, our solutions have competed well against IBM’s solutions because we have developed advanced automation and artificial intelligence features and our utilities have maintained a speed advantage. IBM continues, directly and through third parties, to enhance and market its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. Although such utilities are currently less functional than our solutions, IBM continues to invest in the IMS and DB2 utility market and appears to be committed to competing in these markets. If IBM is successful with its efforts to achieve performance and functional equivalence with our IMS, DB2 and other products at a lower cost, our business would be materially adversely affected. In addition, IBM acquired Candle Corporation whose products compete primarily with our MAINVIEW products, our mainframe monitoring product line. As a large hardware vendor and outsourcer of IT services, IBM has the ability to bundle its other goods and services with its software and offer packaged solutions to customers, which could result in increased pricing pressure.
      We believe that the key criteria considered by potential purchasers of our products are as follows: operational advantages and cost savings provided; expected return on investment; product quality and capability; product price and the terms on which the product is licensed; ease of integration of the product with the purchaser’s existing systems; ease of product installation and use; and quality of support and product documentation. Because potential purchasers of our products typically acquire such software to manage critical IT systems, they often consider the market experience and financial health of the vendor in making their purchasing decision.
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
Intellectual Property
      We distribute our products in object code form and rely upon contract, trade secret, copyright and patent laws to protect our intellectual property. The license agreements under which customers use our products restrict the customer’s use to its own operations and prohibit disclosure to third persons. We distribute certain of our products on a shrink-wrap basis, and the enforceability of such restrictions in a shrink-wrap license is unproven in certain jurisdictions. Also, notwithstanding these restrictions, it is possible for other persons to obtain copies of our products in object code form. We believe that obtaining such copies would have limited value without access to the product’s source code, which we keep highly confidential. In addition, we employ protective measures such as CPU dependent passwords, expiring passwords and time-based trials.
Employees
      As of March 31, 2005, we had 6,905 full-time employees. Subsequent to that date, we implemented a plan to eliminate 825 to 875 employee positions as discussed below under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Expenses and Note 12 to the accompanying Consolidated Financial Statements. Notwithstanding our recent reduction in workforce, we believe that our continued success will depend in part on our ability to attract and retain highly skilled technical, sales, marketing and management personnel.

ITEM 2.	Properties
      Our headquarters and principal marketing and product development operations are located in Houston, Texas, where we own four office buildings totaling approximately 1,515,000 square feet, of which we occupy approximately 41%. We lease a portion of the remaining space to third parties. We also maintain development and sales organizations in various locations around the world where we lease the necessary facilities. A summary of our principal leased properties currently in use is as follows:

Location	Area (sq. ft)	Lease Expiration

Austin, Texas	192,258	December 31, 2013
Tel Aviv, Israel	166,513	August 1, 2012
Sunnyvale, California	120,000	April 30, 2009
Pune, India	118,121	May 31, 2006
Pleasanton, California	77,866	October 31, 2013
Milan, Italy	54,896	January 31, 2006
Suresnes, France	52,305	October 31, 2008
Amsterdam, The Netherlands	51,968	June 30, 2010
Waltham, Massachusetts	50,572	August 31, 2009

ITEM 3.	Legal Proceedings
      In January 2003, we filed a complaint against NetIQ Corporation (NetIQ) in the United States District Court of the Southern District of Texas, Houston Division, alleging that one or more of NetIQ’s software products and their use infringe a valid U.S. patent held by us and one or more of our trademarks. In August 2003, the Court ordered the case stayed pending arbitration. In September 2003, we filed a Statement of Claim with the American Arbitration Association asserting our claims of patent infringement, subject to our objections to the arbitration proceeding. We are seeking to enjoin NetIQ’s current and future infringement of our patent and to recover compensatory damages and enhanced damages, interest, costs and fees. In November 2003, NetIQ filed a counterclaim with the American Arbitration Association against us alleging patent infringement. We have denied that we infringe any valid claim of the NetIQ patent, which forms the basis of NetIQ’s counterclaim. In November 2004, we were awarded an interim ruling from the arbitration panel that eliminates several of NetIQ’s asserted defenses in this case. In April 2005, we amended our Statement of Claim to allege that one or more of NetIQ’s software products infringe a second valid U.S. patent held by us. Discovery is in the early stages, and a final hearing in the case is not expected before calendar year 2006.
      During the year ended March 31, 2005, we paid a settlement of $11.3 million in the previously disclosed case with Nastel Technologies, Inc.
      We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders
      Not Applicable.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is listed on the New York Stock Exchange and trades under the symbol BMC. On June 22, 2005 there were 1,213 holders of record of our common stock.
      The following table sets forth the high and low intra-day sales prices per share of common stock for the periods indicated.

	Price Range of
	Common Stock

	High	Low

FISCAL 2004
First Quarter	$18.82	$14.38
Second Quarter	16.60	13.40
Third Quarter	18.75	13.18
Fourth Quarter	21.87	17.81
FISCAL 2005
First Quarter	$20.55	$16.32
Second Quarter	18.60	13.70
Third Quarter	19.34	15.85
Fourth Quarter	18.79	14.44
      We have never declared or paid dividends to BMC Software stockholders. We do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings otherwise available for cash dividends on the common stock for use in our operations, for acquisitions and for stock repurchases. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Purchased Under
Period	Purchased(1)	Share	Program(2)	the Program(2)

January 1-31, 2005	15,769	$17.40	—	$237,416,435
February 1-28, 2005	1,094,000	$15.54	1,094,000	$220,420,832
March 1-31, 2005	3,306	$15.04	—	$220,420,832
Total	1,113,075	$15.56	1,094,000	$220,420,832

(1)	Includes repurchases made pursuant to the publicly announced plan in (2) below and repurchases in satisfaction of tax obligations upon the lapse of restrictions on employee restricted stock grants.

(2)	Our Board of Directors has authorized a $1.0 billion stock repurchase program ($500.0 million authorized in April 2000 that was increased by $500.0 million in July 2002). At the end of fiscal 2005, there was approximately $220 million remaining in this stock repurchase program and the program does not have an expiration date.
      Information regarding our equity compensation plans as of March 31, 2005 is incorporated by reference into Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.	Selected Financial Data
      The following selected consolidated financial data presented under the captions Statement of Operations Data and Balance Sheet Data for, and as of the end of, each of the years in the five-year period ended March 31, 2005, are derived from the Consolidated Financial Statements of BMC Software, Inc. and its subsidiaries. The following business combinations during the five-year period ended March 31, 2005 were accounted for under the purchase method and, accordingly, the financial results of these acquired businesses have been included in our financial results below from the indicated acquisition dates: Evity, Inc. in April 2000, OptiSystems Solutions Ltd. in August 2000, Perform, SA in March 2001, Remedy in November 2002, IT Masters International S.A. (IT Masters) in March 2003, Magic Solutions (Magic) in February 2004, Marimba, Inc. (Marimba) in July 2004, Viadyne Corporation in July 2004, Corosoft Technologies in December 2004, Calendra, SA (Calendra) in January 2005 and OpenNetwork Technologies (OpenNetwork) in March 2005.
      The operating results for fiscal 2002 below include impairment losses of $63.3 million related to acquired technology, goodwill and other intangibles. Also, prior to April 1, 2002, we were amortizing our acquired goodwill and intangible assets over three to five-year periods, which reflected the estimated useful lives of the respective assets. As of April 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” In accordance with this Statement, goodwill and those intangible assets with indefinite lives are no longer amortized but, rather, are tested for impairment annually and when we believe an event or change in circumstance has occurred to reduce the fair value of any of these assets below its carrying value. As such, the operating results for fiscal 2001 and 2002 include amortization of goodwill and certain intangibles of $127.7 million and $129.5 million, respectively, that did not continue after April 1, 2002. The operating results for fiscal 2005 include an impairment loss of $3.7 million related to goodwill assigned to the professional services segment as discussed in Note 5 to the accompanying Consolidated Financial Statements.
      During fiscal 2002 and 2004, we implemented restructuring plans that included the involuntary termination of employees during those years. We also exited leases in certain locations, reduced the square footage required to operate certain locations and relocated some operations to lower cost facilities. The operating results for fiscal 2002 and 2004 below include charges for exit costs of $52.9 million and $110.1 million, respectively, primarily for employee severance and related costs and exited leases. The amount for fiscal 2002 also includes the write-off of $14.9 million of software assets associated with certain products that were discontinued as a result of the restructuring plan in that year. Additionally, $14.1 million of incremental depreciation expense was recorded in fiscal 2004 related to the changes in estimated depreciable lives for leasehold improvements in locations exited and for certain information technology assets that were eliminated as a result of the restructuring plan in that year.
      The Consolidated Financial Statements for fiscal 2001 were audited by Arthur Andersen LLP, independent public accountants. The Consolidated Financial Statements for fiscal 2002 through fiscal 2005 have been audited by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements as of March 31, 2004 and 2005, and for each of the three years in the period ended March 31, 2005, the accompanying notes and the report of the independent registered public accounting firm thereon, which are included elsewhere in this Form 10-K.

	Years Ended March 31,

	2001	2002	2003	2004	2005

	(In millions, except per share data)
Statement of Operations Data:
Total revenues	$1,509.6	$1,288.9	$1,326.7	$1,418.7	$1,463.0
Operating income (loss)	(8.5)	(283.6)	21.2	(98.9)	23.2
Net earnings (loss)	$42.4	$(184.1)	$48.0	$(26.8)	$75.3

Basic earnings (loss) per share	$0.17	$(0.75)	$0.20	$(0.12)	$0.34

Diluted earnings (loss) per share	$0.17	$(0.75)	$0.20	$(0.12)	$0.34

Shares used in computing basic earnings (loss) per share	245.4	245.0	236.9	226.7	222.0

Shares used in computing diluted earnings (loss) per share	252.5	245.0	237.9	226.7	224.0

	As of March 31,

	2001	2002	2003	2004	2005

	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$146.0	$330.0	$500.1	$612.3	$820.1
Marketable securities	858.0	773.7	515.2	600.7	463.0
Working capital	73.7	316.2	240.6	457.0	355.3
Total assets	3,033.9	2,676.2	2,920.4	3,044.8	3,298.3
Deferred revenue	857.4	943.3	1,168.7	1,401.6	1,632.3
Long-term obligations	—	—	—	9.9	13.6
Stockholders’ equity	1,815.3	1,506.6	1,383.4	1,215.2	1,261.8

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an overview to give the reader management’s perspective on our results for fiscal 2005 and our general outlook for the next fiscal year. This is followed by a discussion of the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. This discussion is followed by a review of our recent, significant acquisitions. In the next section, we discuss our Results of Operations for fiscal 2004 compared to fiscal 2003 and for fiscal 2005 compared to fiscal 2004 and present information about our operating results by quarter for fiscal 2004 and

2005. We then discuss the impact of recently issued accounting pronouncements on our future reported results and provide an analysis of our liquidity and capital resources. Finally, we discuss the risks and uncertainties that we believe may adversely affect our business, financial condition and/or results of operations in the future.
      This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Business and Selected Financial Data above and the accompanying Consolidated Financial Statements and notes thereto. MD&A contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the Certain Risks and Uncertainties section. Our actual results may differ materially from the results indicated by any forward-looking statements.
Overview
      During fiscal 2005 we continued to emphasize the importance of providing the flexibility that our customers need when it comes to structuring their license arrangements. Reflecting these customer preferences, we again saw an increase in the volume of transactions that required deferral of the license fee and recognition of such fees ratably over the terms of the contracts. In fiscal 2005, approximately 37% of our license bookings were deferred as compared to approximately 34% in fiscal 2004. Given the amount of license revenue deferred during fiscal 2005, license bookings remains a key metric for us as it reflects the amount of new license contracts signed during a given period. License bookings can be calculated from our Consolidated Financial Statements by summing current period license revenues plus the net change in deferred license revenue, both calculated according to U.S. generally accepted accounting principles (GAAP). Our license bookings for fiscal 2005 declined 13% from fiscal 2004 as our Distributed Systems Management and Mainframe Management businesses had lower license bookings, which paralleled industry performance. Our Service Management business, the cornerstone of our BSM strategy, experienced strong license bookings growth, primarily due to bookings for products of recently acquired businesses.
      Given our outlook for IT and systems management spending and our expectations for the number and dollar amount of license transactions that will require deferral of revenue, we estimate low single-digit license revenue growth in fiscal 2006. To address our overall profitability, we implemented a restructuring plan subsequent to March 31, 2005 that we believe will allow us to meet our profitability goals by reducing costs and realigning resources to focus on growth areas. As part of this fiscal 2006 plan, we will reduce investment in product areas that are not at acceptable profitability levels and will reduce selling, general and administrative expenses throughout our organization. We expect that the actions taken will allow us to increase investment in our Service Management business, which we believe will provide us future revenue growth, maintain our strong profitability in our Mainframe Management business and improve our profitability in our Distributed Systems Management business. This fiscal 2006 plan is discussed in greater detail under Results of Operations below.
      Another important metric for us is our cash flows from operations, which were $501.9 million for fiscal 2005. We expect to continue to generate significant cash flows from operations, including the positive impact (net of severance payments) we expect from the profitability improvements discussed above as a result of the fiscal 2006 headcount reductions. The issues affecting our cash flows are discussed in greater detail under Liquidity and Capital Resources below.
      In addition to internal development, we continue to look for strategic opportunities to extend our BSM offerings. To this end, we remained acquisitive during fiscal 2005. Our more significant business combinations are discussed in greater detail under Acquisitions below.
      Finally, it is important for our investors to understand that a significant portion of our operating expenses is fixed in the short-term and we plan our expense run-rate based on our expectations of future revenues. In addition, a significant amount of our license transactions are completed during the final weeks and days of each quarter, and therefore we generally do not know whether revenues will have met our expectations until after the end of the quarter. If we have a shortfall in revenues in any given quarter, there is an immediate, sometimes significant, effect on our overall earnings.

Industry Conditions
      The worldwide market for spending on IT solutions remains weak, and we recognize that some of the markets in which we compete are either not growing or are growing at very low rates. However, enterprises around the world have a need for integrated systems management software to manage their complex IT environments. We believe that companies that can provide an integrated suite of solutions that align IT resources with the needs of the overall business will be rewarded with repeat and new customers. While we remain optimistic about our business prospects and continue to believe that we are uniquely positioned to be the leading provider of BSM solutions, we recognize that the systems management software marketplace is highly competitive. We compete with a variety of software vendors, including large vendors such as IBM, HP, Computer Associates, and a number of smaller software vendors. We compete for new customers and, from time to time, must compete to maintain our relationships with our current customers. This competition can lead to pricing pressure and can affect our margins. We discuss competition in greater detail under Certain Risks and Uncertainties below.
Critical Accounting Policies
      The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the U.S. As required by U.S. GAAP, we make and evaluate estimates and judgments on an on-going basis, including those related to revenue recognition, capitalized software development costs, intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies described below with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the related disclosures below.

Revenue Recognition
      We recognize revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These Statements provide guidance on applying generally accepted accounting principles to recognizing revenue in software transactions. In applying these Statements, we exercise judgment in the determination of the amount of software license, maintenance, enhancement and support (collectively, maintenance) and professional services revenues to be recognized in each accounting period.
      We recognize software license fees upon meeting all of the following four criteria: execution of the signed contract, delivery of the underlying products to the customer and the acceptance of such products by the customer, determination that the software license fees are fixed or determinable and determination that collection of the software license fees is probable. If we determine that any one of the four criteria is not met, we will defer recognition of the software license revenue until the criteria are met, as required by SOPs 97-2 and 98-9. Maintenance revenues are recognized ratably over the term of the arrangement on a straight-line basis. Revenues from license and maintenance transactions that are financed are generally recognized in the same manner as those requiring current payment, as we have a history of offering installment contracts to customers and successfully enforcing original payment terms without making concessions. Because our agents, distributors and resellers (collectively, resellers) act as the principals in the transactions with the end users of our software and the rewards of ownership are passed to the resellers upon the execution of our arrangements with them, we recognize revenues from transactions with resellers on a net basis (the amounts actually received by us from the resellers). In addition, we do not offer a right of return, rotation or price protection in our sales to resellers, and it is our policy to only accept orders from resellers that specifically name an end user. On occasion, we have purchased goods or services for our operations from customers at or about the same time that we licensed our software to these customers. License revenues from such transactions represent less than one percent of our total license revenues in any period. Revenues from professional services are recognized as the services are performed.
      When several elements, including software licenses, maintenance and professional services, are sold to a customer through a single contract, the license revenues are recognized under the residual method, such that the consideration is allocated to the various other elements included in the agreement based upon the vendor-specific objective evidence of the fair value of those elements, with the residual being allocated to the licenses. Revenues allocated to the undelivered elements of a contract are deferred until such time as those elements are delivered, or in the case of maintenance, such revenues are recognized ratably over the maintenance term. We have established vendor-specific objective evidence of the fair value of our maintenance through the renewal rates in the contractual arrangements with our customers and through independent sales of maintenance at these stated renewal rates. These renewal rates reflect a consistent relationship established by pricing maintenance as a percentage of the discounted or undiscounted license list price. Vendor-specific objective evidence of the fair value of professional services is based on daily rates determined from our contracts for services alone, which are time-and-materials based. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance and/or professional services, and where the maintenance and/or professional services are not essential to the functionality of the delivered software. In the event a contract contains multiple elements for which we have not established vendor-specific objective evidence of fair value, all revenues from the contract are deferred until such evidence is established or are recognized on a ratable basis.

Capitalized Software Development Costs
      Costs of internally developed software are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized until the product’s general release to customers in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are then amortized over the product’s estimated economic life beginning at the date of general availability of the product to our customers. Under SFAS No. 86, we evaluate our capitalized software costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified. Determining net realizable value as defined by SFAS No. 86 requires that we make estimates and use judgment in quantifying the appropriate amount to write off, if any. Actual amounts realized from the software products could differ from our estimates. Also, any future changes to our product portfolio could result in significant increases to our cost of license revenues as a result of software asset write-offs. The impact of accelerated amortization on fiscal 2003, 2004 and 2005 results is discussed in greater detail under Results of Operations — Cost of License Revenues below.

Acquired Technology, In-Process Research and Development, Goodwill and Intangible Assets
      When we acquire a business, a portion of the purchase price is typically allocated to acquired technology, in-process research and development and identifiable intangible assets, such as customer relationships. The excess of our cost over the fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. The amounts allocated to acquired technology, in-process research and development and intangible assets represent our estimates of their fair values at the acquisition date. The fair values are estimated using the expected present value of future cash flows method of applying the income approach, which requires us to project the related future revenues and expenses and apply an appropriate discount rate. Once the acquired assets are recorded, we amortize the acquired technology and intangible assets with finite lives over their estimated lives. We analyze the realizability of our acquired technology each quarter. All goodwill and those intangibles with indefinite useful lives are not amortized, but rather are tested for impairment annually, and when events or changes in circumstances indicate that the fair value of an intangible asset or a reporting unit with goodwill has been reduced below carrying value. When conducting these realizability and impairment assessments, we are required to estimate future cash flows. The estimates used in valuing all intangible assets, including in-process research and development, are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results used to determine fair value and to estimate useful lives. Incorrect estimates of fair value and/or useful lives could result in impairment charges and those charges could be material to our consolidated results of operations.

Valuation of Investments
      Our investments primarily consist of marketable debt and equity securities. We account for our marketable investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We regularly analyze our portfolio of marketable securities for impairment. This analysis requires significant judgment. The primary factors considered when determining if an impairment charge must be recorded because a decline in the fair value of a marketable security is other than temporary include whether: (i) the fair value of the investment is significantly below our cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that we will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We have investment policies which are designed to ensure that our assets are invested in capital-preserving securities. However, from time to time, issuer-specific and market-specific events, as described above, could warrant an impairment write down. As the vast majority of our marketable securities are investment-grade debt securities, we believe that any future impairment charges related to these investments will not have a material adverse effect on our consolidated financial position or results of operations. Marketable securities with a fair value below our cost as of March 31, 2004 and 2005 are discussed in greater detail in Note 3 to the accompanying Consolidated Financial Statements.

Accounting for Income Taxes
      We account for the effect of income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year’s results and for deferred tax assets and liabilities related to the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We are required to make significant assumptions, judgments and estimates to determine (i) our income tax expense or benefit, (ii) our deferred tax assets and liabilities and (iii) whether a valuation allowance should be recorded against our deferred tax assets. Our judgments, assumptions and estimates take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by domestic (including state) and foreign authorities. These factors significantly impact the amounts we record related to income taxes. Our assumptions, judgments and estimates related to the realizability of our deferred tax assets take into account positive and negative evidence about possible sources of taxable income available under the tax laws to realize the tax benefit, including projections of the amount and category of future taxable income and the amounts that may be realized utilizing prudent and feasible tax-planning strategies. Actual operating results and the underlying amount and category of taxable income in future years could differ from our estimates and the related impact on our income tax expense or benefit could materially affect our consolidated results of operations.
      We are subject to routine corporate income tax audits in multiple jurisdictions and our income tax expense includes amounts intended to satisfy income tax assessments that may result from the examination of our tax returns that have been filed in these jurisdictions. Determining the income tax expense for these potential assessments requires significant judgments and estimates. We evaluate our income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” and have accrued for income tax contingencies that meet both the probable and estimable criteria of SFAS No. 5. We also have various foreign and state income tax exposures that do not meet the probable and/or estimable criteria of SFAS No. 5 and therefore no tax expense has been accrued. The amounts ultimately paid upon resolution of these exposures could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our consolidated results of operations.
Acquisitions
      In November 2002, we acquired the assets of Remedy from Peregrine Systems, Inc. for cash of $355.0 million plus the assumption of certain liabilities of Remedy. In accordance with the purchase agreement, the cash purchase price was adjusted to $347.3 million during fiscal 2004. Integration of Remedy’s industry-leading service desk, change management and asset management capabilities with our broad application and component management solutions enables us to deliver end-to-end, closed-loop service management to customers. The Remedy solutions form the core of our Service Management business which also includes the Magic and Marimba solutions discussed below.
      The acquisition of IT Masters in March 2003 for cash of $42.5 million enhances our competitive position in the service management market. In accordance with the purchase agreement, the cash purchase price was adjusted to $44.5 million during fiscal 2004. IT Masters’ technology combines powerful event automation and service modeling capabilities to transform availability and performance data into detailed knowledge about the status of business services and service level agreements.
      In February 2004, we acquired the assets of Magic from Network Associates for cash of $49.3 million plus the assumption of certain liabilities of Magic. The acquisition strengthens our leadership position in the service management market by increasing our reach to small- and mid-market sized organizations, as Magic had more than 4,000 customers using its service desk solutions.
      The acquisition of Marimba in July 2004 for $230.3 million in cash plus stock options valued at $20.9 million provides new and extended capabilities to our BSM offerings in the areas of change and configuration management, security management and infrastructure management, enabling our customers to rapidly respond to changing business requirements by re-purposing, re-provisioning and updating IT resources to achieve required IT configurations.
      In January 2005, we acquired Calendra for $33.1 million in cash, and in March 2005, we acquired the assets of OpenNetwork for cash of $18.0 million plus the assumption of certain liabilities of OpenNetwork. These two acquisitions complete our transition from being a point product provider in the identity management market to a complete suite provider. The combination of our CONTROL-SA® provisioning solution with Calendra’s state-of-the-art business process centric workflow and directory management capabilities, eliminates integration issues typically faced by customers purchasing individual components from multiple vendors. The OpenNetwork acquisition expands our Identity Management product suite to include browser-based authentication and authorization solutions that enable customers to securely manage access to Web-based applications across multiple business environments.
      These transactions, along with various other immaterial technology acquisitions, have been accounted for using the purchase accounting method, and accordingly, the financial results for these entities have been included in our consolidated financial results since the applicable acquisition dates.
Historical Information
      Historical performance should not be viewed as indicative of future performance, as there can be no assurance that operating income (loss) or net earnings (loss) will be sustained at these levels. For a discussion of factors affecting operating results, see Certain Risks and Uncertainties below.

Results of Operations
      The following table sets forth, for the fiscal years indicated, the percentages that selected items in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) bear to total revenues.

	Percentage of
	Total Revenues
	Years Ended March 31,

	2003	2004	2005

Revenues:
License	45.7%	40.7%	37.4%
Maintenance	47.9	53.3	56.3
Professional services	6.4	6.0	6.3

Total revenues	100.0	100.0	100.0
Cost of license revenues	12.4	12.0	8.9
Cost of maintenance revenues	12.9	14.8	12.6
Cost of professional services	6.5	5.6	6.3
Selling and marketing expenses	37.6	43.0	38.1
Research and development expenses	16.3	18.3	15.2
General and administrative expenses	10.8	12.3	14.6
Amortization of intangible assets	0.9	.9	1.4
Acquired research and development	1.0	0.1	0.3
Impairment of goodwill	—	—	0.2
Settlement of litigation	—	—	0.8

Total operating expenses	98.4	107.0	98.4

Operating income (loss)	1.6	(7.0)	1.6
Interest and other income, net	4.9	4.9	5.4
Interest expense	—	(0.1)	(0.1)
Gain (loss) on marketable securities and other investments	(1.3)	0.1	(0.2)

Other income, net	3.6	4.9	5.1

Earnings (loss) before income taxes	5.2	(2.1)	6.7
Income tax provision (benefit)	1.6	(0.2)	1.6

Net earnings (loss)	3.6%	(1.9)%	5.1%

Revenues
      We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services. We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.

				Percentage Change

	Years Ended March 31,			2004	2005
				Compared to	Compared to
	2003	2004	2005	2003	2004

	(In millions)
License:
Domestic	$303.3	$258.7	$256.2	(14.7)%	(1.0)%
International	302.4	318.7	290.3	5.4%	(8.9)%

Total license revenues	605.7	577.4	546.5	(4.7)%	(5.4)%

Maintenance:
Domestic	369.9	433.3	462.6	17.1%	6.8%
International	265.9	323.1	361.7	21.5%	11.9%

Total maintenance revenues	635.8	756.4	824.3	19.0%	9.0%

Professional services:
Domestic	36.3	40.6	40.2	11.8%	(1.0)%
International	48.9	44.3	52.0	(9.4)%	17.4%

Total professional services revenues	85.2	84.9	92.2	(0.4)%	8.6%

Total revenues	$1,326.7	$1,418.7	$1,463.0	6.9%	3.1%

      Fiscal 2004 compared to fiscal 2003. We acquired Remedy in November 2002 and Magic in February 2004, as discussed in Note 2 to the accompanying Consolidated Financial Statements. Excluding the impact of Remedy and Magic revenues subsequent to the acquisition dates, total revenues declined 8% in fiscal 2004 compared to fiscal 2003 primarily as a result of a significant increase in license revenue deferrals. License revenues during the first six months of fiscal 2004 were negatively impacted by reduced IT spending by many of our customers, but customers were more willing to consider new IT projects and to commit to larger transactions during the second half of fiscal 2004. The number of license transactions over $1 million during the second half of fiscal 2004 increased 65% over the prior year, including nine license transactions over $5 million, eight of which are being recognized over the lives of the contracts. See further detail of the impact of the net change in deferred license revenue under Product License Revenues below. Including Remedy and Magic revenues subsequent to the acquisition dates, total revenues increased 7% in fiscal 2004. Product revenue growth was not materially impacted by inflation in fiscal 2004.
      Fiscal 2005 compared to fiscal 2004. We acquired Marimba and other smaller companies in fiscal 2005, as discussed in Note 2 to the accompanying Consolidated Financial Statements. Excluding the impact of companies acquired in fiscal 2004 and 2005, total revenues declined 2% in fiscal 2005 compared to fiscal 2004 primarily as a result of a decline in license revenues. Weakness in IT spending and customer procurement process slowdowns early in fiscal 2005 and lower license bookings for our distributed systems business contributed to this decline. Including revenues of acquired companies, total revenues increased 3% in fiscal 2005. Product revenue growth was not materially impacted by inflation in fiscal 2005.

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
      License bookings reflect the amount of new license contracts signed during a given period, and are calculated as recognized license revenues plus the net change in deferred license revenue for the period. License bookings for fiscal 2004 and 2005 were up 9% and down 13%, respectively, from the prior year periods. We closed 86 license transactions over $1 million during fiscal 2005, including two transaction over $10 million, a decrease from 97 such transactions, including four over $10 million, in fiscal 2004 and an increase from 84 such transactions in fiscal 2003, including two transactions over $10 million. The total license bookings value of these 86 transactions in fiscal 2005 was $237.7 million, including amounts recognized and deferred, compared to $287.9 million and $252.3 million for these transactions in fiscal 2004 and 2003, respectively.
      For fiscal 2003, 2004 and 2005, our recognized revenues were impacted by the changes in our deferred license revenue balance as follows:

	Year Ended March 31,

	2003	2004	2005

	(In millions)
Deferrals of license revenue	$(134.6)	$(239.2)	$(226.1)
Recognition from deferred license revenue	85.4	105.0	155.7

Net impact on recognized license revenue	$(49.2)	$(134.2)	$(70.4)

Deferred license revenue balance at end of year	$202.6	$336.8	$407.2
We expect that our deferred license revenue balance will continue to grow in the near term. The primary reasons for license revenue deferrals include customer transactions that include certain complex contractual terms and conditions, customer transactions that include products with different maintenance pricing methodologies, such as a license covering both Remedy products and other BMC Software products, and customer transactions that include products with differing maintenance periods. In each of these instances, we do not have vendor-specific objective evidence of the fair value of the maintenance and/or professional services in the transaction, which causes the license revenues to be deferred under the residual method of accounting for multiple element arrangements. In addition, we defer license revenues for time-based licenses with terms of less than five years. The contract terms and conditions that result in deferral of revenue recognition for a given transaction result from arm’s length negotiations between us and our customers. We anticipate our transactions will increasingly include such contract terms that result in deferral of the related license revenues as we expand our offerings to meet customers’ product, pricing and licensing needs.
      Once it is determined that license revenues for a particular contract must be deferred, based on the contractual terms and application of revenue recognition requirements to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenues to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenues to be recognized each quarter become more predictable as a larger percentage of those revenues come from the deferred license revenue balance. As of March 31, 2005, the average remaining life of the deferred license revenue balance was approximately three years. Of the total deferred license revenue balance at March 31, 2005, we estimate that we will recognize license revenues of $170.3 million, $117.7 million and $119.2 million, for fiscal 2006, fiscal 2007 and fiscal 2008 and thereafter, respectively.

      Our domestic operations generated 50%, 45% and 47% of total license revenues in fiscal 2003, 2004 and 2005, respectively. Domestic license revenues decreased 15% from fiscal 2003 to fiscal 2004 and 1% from fiscal 2004 to fiscal 2005. Excluding the impact of acquisitions, domestic license revenues decreased 30% in fiscal 2004 and 11% in fiscal 2005. Domestic license revenues for the mainframe data management product line declined 20% and 11% in fiscal 2004 and 2005, respectively. Domestic license revenues for the PATROL product line declined 23% and 28% in fiscal 2004 and 2005, respectively. The overall decline for fiscal 2004 was primarily due to the impact of deferred license revenues as discussed above, as well as an overall decrease in license bookings in the region. In fiscal 2005, the 32% increase in domestic license revenues for our Service Management products only partially offset the revenue declines above. Domestic license bookings were also down in fiscal 2005.
      International license revenues represented 50%, 55% and 53% of total license revenues in fiscal 2003, 2004 and 2005, respectively. International license revenues increased 5% from fiscal 2003 to fiscal 2004 and decreased 9% from fiscal 2004 to fiscal 2005. Excluding the impact of acquisitions, international license revenues decreased 5% in fiscal 2004 and 12% in fiscal 2005. International license revenues increased 10% for our PATROL products and 8% for our scheduling and output management products in fiscal 2004. These increases were more than offset by a 16% decrease in our mainframe data management products and a 18% decrease for our MAINVIEW products. These decreases were primarily due to the impact of increased deferred license revenue, as discussed above. In fiscal 2005, the declines were across all product lines other than service management and resulted primarily from weakness in certain international locations. Foreign currency exchange rate changes increased international license revenues 9% and 4% for fiscal 2004 and 2005, respectively, net of hedging. Excluding this currency impact, international license revenues decreased 4% and 13% for fiscal 2004 and 2005, respectively.

Maintenance, Enhancement and Support Revenues
      Maintenance revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance enrollment generally entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems, networks, storage systems and applications. Annual maintenance fees are based on a percentage of the undiscounted license list price for Remedy and Magic products and the discounted license list price for other BMC Software products. Customers are generally entitled to reduced annual maintenance percentages for entering into long-term maintenance contracts. The majority of our maintenance revenues are generated by such long-term contracts. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related license agreement.
      Maintenance revenues increased 19% in fiscal 2004 and 9% in fiscal 2005, primarily as a result of the additional maintenance revenue associated with acquired products and the continuing growth in the base of installed Service Management products. Maintenance fees increase with new license and maintenance agreements and as existing customers install our products on additional processing capacity or add users. However, discounts on licensed products tend to increase at higher levels of processing capacity, so that maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. These discounts, combined with an increase in long-term maintenance contracts with reduced maintenance percentages and our license bookings performance excluding our Service Management products, have led to low growth rates for our maintenance revenues excluding our Service Management products. Of the total deferred maintenance revenue balance at March 31, 2005, we expect to recognize maintenance revenues of $563.4 million, $320.1 million, and $309.8 million for fiscal 2006, fiscal 2007 and fiscal 2008 and thereafter, respectively.

Product Line Revenues

				Percentage Change

	Years Ended March 31,			2004	2005
				Compared to	Compared to
	2003	2004	2005	2003	2004

	(In millions)
Mainframe Management:
Mainframe Data Management	$424.4	$388.0	$370.2	(8.6)%	(4.6)%
MAINVIEW	168.8	136.8	118.9	(19.0)%	(13.1)%

	593.2	524.8	489.1	(11.5)%	(6.8)%
Distributed Systems Management:
PATROL	274.9	274.7	245.5	(0.1)%	(10.6)%
Distributed Systems Data Management	129.7	113.2	116.3	(12.7)%	2.7%
Scheduling & Output Management	136.8	138.8	144.6	1.5%	4.2%

	541.4	526.7	506.4	(2.7)%	(3.9)%
Service Management	70.6	252.7	350.3	nm *	38.6%
Identity Management	34.2	28.5	24.4	(16.7)%	(14.4)%
Other	2.1	1.1	0.6	(47.6)%	(45.5)%

Total license & maintenance revenues	$1,241.5	$1,333.8	$1,370.8	7.4%	2.8%

* not meaningful
      Our solutions are broadly divided into four core product categories. The Mainframe Management product category includes products designed for managing database management systems on mainframe platforms. The Distributed Systems Management product category includes our systems management and monitoring, distributed data management, scheduling and output management solutions. The Service Management product category includes our service, change and asset management, IT discovery and software configuration management solutions. The Identity Management product category includes products that facilitate user administration and provisioning, password administration, enterprise directory management, web access control and audit and compliance management.
      Our Mainframe Management solutions combined represented 48%, 39% and 36% of total software revenues for fiscal 2003, 2004 and 2005, respectively. Total software revenues for this group declined 12% from fiscal 2003 to fiscal 2004 and 7% from fiscal 2004 to fiscal 2005. In fiscal 2004, license and maintenance revenues decreased for the mainframe data management product line primarily due to increased deferrals of license revenues along with decreased license bookings due to increased competition and slower capacity growth. MAINVIEW license and maintenance revenues also declined in fiscal 2004 due to increased discounts. The decline in fiscal 2005 included license and maintenance revenue declines for the MAINVIEW product line. Our past success in displacing IBM’s Candle products has reduced current opportunities for this product line. At the same time, customer demand for capacity has slowed. Mainframe data management license revenues also decreased consistent with the overall trends in the mainframe market.
      Our Distributed Systems Management solutions combined contributed 44%, 39% and 37% of total software revenues for fiscal 2003, 2004 and 2005, respectively. Total software revenues for this group declined 3% from fiscal 2003 to fiscal 2004 and 4% from fiscal 2004 to fiscal 2005. For fiscal 2004, a large increase in the net change in deferred license revenues for the PATROL and Scheduling & Output Management product lines offset the increases in license bookings for these products. This, together with a decrease in license revenues for our distributed systems data management product line more than offset the increase in maintenance revenues for the PATROL and scheduling & output management product lines. For fiscal 2005, license bookings were down across all product lines in this category, resulting in decreased license revenues which more than offset maintenance revenue increases for all product lines. The decline in license bookings was primarily for our Distributed Systems Data Management products as a result of increased competition from database providers in this market and for our PATROL products as we are undergoing a product transition for this product line, integrating our agent-based and agentless PATROL technologies.
      Our Service Management solutions contributed 6% of total software revenues for fiscal 2003, including Remedy revenues for the period from the acquisition date of November 20, 2002 through March 31, 2003 and the impact of the purchase accounting write-down of the Remedy acquisition date deferred maintenance revenue. Revenues from our Service Management products contributed 19% and 26% of total software revenues for fiscal 2004 and 2005, respectively. As the acquisition of Remedy was completed during the third quarter of fiscal 2003, a comparison of fiscal 2003 to 2004 is not meaningful. Total software revenues for this group increased 39% from fiscal 2004 to fiscal 2005 primarily due to the acquisitions of Magic and Marimba in the fourth quarter of fiscal 2004 and the second quarter of fiscal 2005, respectively, and growth of Remedy’s core business.
      Our Identity Management solutions contributed 3%, 2% and 2% of total software revenues for fiscal 2003, 2004 and 2005, respectively. Total software revenues for this group decreased 17% from fiscal 2003 to fiscal 2004 and decreased 14% from fiscal 2004 to fiscal 2005. The decrease in fiscal 2004 was a result of increased competitive pressures. An increase in maintenance revenues was more than offset by a decline in license revenues for the year. During fiscal 2005, the identity management market continued to experience consolidation and, as such, many of our competitors were able to offer integrated solution suites, which customers are choosing over the point products we provided. Our acquisitions of Calendra in January 2005 and OpenNetwork in March 2005 completed our transition from being a point product provider in the identity management market to a complete suite provider.

Professional Services Revenues
      Professional services revenues, representing fees from implementation, integration and education services performed during the periods represented 6% of total revenues for fiscal 2003, 2004 and 2005. Professional services revenues remained flat from fiscal 2003 to fiscal 2004 and increased 9% from fiscal 2004 to fiscal 2005. Excluding the impact of Remedy and Magic revenues subsequent to their acquisition dates, professional services revenues declined by 14% in fiscal 2004. The decline in fiscal 2004 was primarily the result of our decreased license revenues, which depressed demand for our implementation and integration services. The increase in fiscal 2005 is primarily a result of additional revenues from Service Management acquisitions.

Operating Expenses

				Percentage Change

	Years Ended March 31,			2004	2005
				Compared to	Compared to
	2003	2004	2005	2003	2004

	(In millions)
Cost of license revenues	$164.0	$169.5	$130.3	3.4%	(23.1)%
Cost of maintenance revenues	170.9	210.3	184.7	23.1%	(12.2)%
Cost of professional services	86.8	79.2	91.8	(8.8)%	15.9%
Selling and marketing	499.4	610.2	557.7	22.2%	(8.6)%
Research and development	215.8	259.5	222.5	20.3%	(14.3)%
General and administrative	143.9	174.6	213.1	21.3%	22.1%
Amortization of intangible assets	12.7	13.3	20.7	4.7%	55.6%
Acquired research and development	12.0	1.0	4.0	(91.7)%	nm
Impairment of goodwill	—	—	3.7	—	nm
Settlement of litigation	—	—	11.3	—	nm

Total operating expenses	$1,305.5	$1,517.6	$1,439.8	16.2%	(5.1)%

Fiscal 2004 Exit Activities and Related Costs
      During fiscal 2004, we implemented a restructuring plan that included the involuntary termination of approximately 785 employees, primarily during the first half of the year. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. We also exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities. Charges for exit costs of $110.1 million were recorded in fiscal 2004, for employee severance and related costs and exited leases. Additionally, $14.1 million of incremental depreciation expense was recorded during the year, related to changes in estimated depreciable lives for leasehold improvements in locations exited and for certain information technology assets that were eliminated as a result of the plan. These changes in estimated lives reduced basic and diluted earnings per share by $0.05 for fiscal 2004. The expenses related to the exit activities are reflected in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2004 as follows:

	Severance
	& Related		Incremental
Year Ended March 31, 2004:	Costs	Facilities	Depreciation	Total

	(In millions)
Cost of license revenues	$2.2	$8.4	$1.6	$12.2
Cost of maintenance revenues	3.5	14.2	2.8	20.5
Cost of professional services	2.4	—	—	2.4
Selling and marketing expenses	17.5	34.0	5.0	56.5
Research and development expenses	4.8	19.8	4.0	28.6
General and administrative expenses	3.1	0.2	0.7	4.0

Total included in operating expenses	$33.5	$76.6	$14.1	$124.2

      As of March 31, 2005, $41.2 million of severance and facilities costs related to actions completed under the plan remained accrued for payment in future periods, as follows:

	Balance at				Cash Payments,	Balance at
	March 31,	Charged to		Adjustments	Net of Sublease	March 31,
	2003	Expense	Accretion	to Estimates	Income	2004

			(In millions)
Severance and related costs	$—	$33.5	$—	$—	$(29.6)	$3.9
Facilities costs	—	75.6	0.7	0.3	(11.9)	64.7

Total accrual	$—	$109.1	$0.7	$0.3	$(41.5)	$68.6

	Balance at			Effect of	Cash Payments,	Balance at
	March 31,		Adjustments	Exchange Rate	Net of Sublease	March 31,
	2004	Accretion	to Estimates	Changes	Income	2005

			(In millions)
Severance and related costs	$3.9	$—	$(0.1)	$0.2	$(2.9)	$1.1
Facilities costs	64.7	1.8	(3.4)	0.2	(23.2)	40.1

Total accrual	$68.6	$1.8	$(3.5)	$0.4	$(26.1)	$41.2

      The amounts accrued at March 31, 2005 related to facilities costs represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates for those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. We do not expect any significant additional severance or facilities charges related to this plan subsequent to March 31, 2005, other than potential adjustments to lease accruals based on actual subleases differing from estimates.

Cost of License Revenues
      Beginning in fiscal 2005, we have presented the cost of license revenues separately in the accompanying Consolidated Financial Statements. All periods presented have been reclassified for consistency. The cost of license revenues is primarily comprised of the amortization of capitalized software development costs and the amortization of acquired technology obtained through business combinations. The cost of license revenues for fiscal 2004 and 2005 also included a portion of the severance and facilities costs related to exit activities discussed under Fiscal 2004 Exit Activities and Related Costs above and in Note 11 to the accompanying Consolidated Financial Statements. The cost of license revenues was 27%, 29% and 24% of license revenues for fiscal 2003, 2004 and 2005, respectively, and consisted of the following:

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Amortization of capitalized software development costs	$107.6	$107.5	$74.9
Amortization of acquired technology	54.0	47.7	54.4
Expenses related to exit activities	—	12.2	(0.8)
Other	2.4	2.1	1.8

	$164.0	$169.5	$130.3

      As discussed under Critical Accounting Policies above, we capitalize software development costs in accordance with SFAS No. 86. The following table summarizes the amounts capitalized and amortized during fiscal 2003, 2004 and 2005. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Software development costs capitalized	$(88.2)	$(53.3)	$(61.7)
Total amortization	107.6	107.5	74.9

Net impact on operating expenses	$19.4	$54.2	$13.2

Accelerated amortization included in total amortization above	$47.4	$19.1	$2.8
      We reviewed our product portfolio during fiscal 2002 and fiscal 2003 and discontinued certain products. To the extent that there were any capitalized software development costs remaining on the balance sheet related to these products, we accelerated the amortization to write off these balances. The continued need to accelerate amortization to maintain our capitalized software costs at net realizable value, the results of the valuation performed for the Remedy acquisition that indicated a three-year life was appropriate for that acquired technology and changes in the average life cycles for certain of our software products caused us to evaluate the estimated economic lives for our internally developed software products. As a result of this evaluation, we revised the estimated economic lives of certain products as of January 1, 2003, such that most products at that date would be amortized over an estimated life of three years. These changes in estimated economic lives resulted in an additional $12.4 million and $36.8 million of amortization expense in fiscal 2003 and fiscal 2004, respectively, and reduced basic and diluted earnings per share for the years ended March 31, 2003 and 2004 by $0.03 per share and $0.14 per share, respectively.
      The decrease in software development cost capitalization from fiscal 2003 to fiscal 2004 is due to the overall reduction in research and development headcount in early fiscal 2004, expansion of our operations into different locations and two significant products becoming generally available during the third fiscal quarter of 2004. During fiscal 2005, capitalization has increased from those reduced levels as development has increased, especially in the Service Management area, including acquisitions. Lower amounts capitalized in fiscal 2004, coupled with mature products becoming fully amortized and reduced amounts of accelerated amortization, have led to reduced amortization expense during fiscal 2005.

Cost of Maintenance Revenues
      Beginning in fiscal 2005, we have presented the cost of maintenance revenues separately in the accompanying Consolidated Financial Statements. All periods presented have been reclassified for consistency. The cost of maintenance revenues is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. The cost of maintenance revenues for fiscal 2004 and 2005 also included a portion of the severance and facilities costs related to exit activities discussed under Exit Activities and Related Costs above and in Note 11 to the accompanying Consolidated Financial Statements. The cost of maintenance was 27%, 28% and 22% of maintenance revenues for fiscal 2003, 2004 and 2005, respectively, and consisted of the following:

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Cost of maintenance services	$167.0	$186.2	$182.2
Expenses related to exit activities	—	20.5	(1.9)
Other	3.9	3.6	4.4

	$170.9	$210.3	$184.7

      As a percent of maintenance revenues, cost of maintenance revenues increased in fiscal 2004 and decreased in fiscal 2005 primarily as a result of the expenses related to exit activities in fiscal 2004, as discussed above. The headcount reductions associated with the exit activities were completed during the first half of fiscal 2004 and therefore the cost of maintenance services in the table above reflects the positive impact of these reductions for a portion of fiscal 2004. A full year of benefit was realized in fiscal 2005, which was partially offset by increases in costs for headcount added during the year from expansion into different locations and from acquisitions.

Cost of Professional Services
      The cost of professional services consists primarily of personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers, and the related infrastructure to support this business. Cost of professional services decreased 9% from fiscal 2003 to 2004 and increased 16% from fiscal 2004 to fiscal 2005. Excluding the impact of Remedy and Magic expenses subsequent to their acquisition dates, cost of professional services declined 19% from fiscal 2003 to fiscal 2004. Excluding the impact of Remedy and Magic expenses and costs related to exit activities, cost of professional services declined 22% from fiscal 2003 to fiscal 2004. This decrease resulted primarily from lower headcount throughout fiscal 2004. Excluding the costs related to exit activities in fiscal 2004, the cost of professional services increased 20% from fiscal 2004 to fiscal 2005 primarily due to increased professional services revenues and increased utilization of third-party implementation services.

Selling and Marketing
      Our selling and marketing expenses primarily include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars, and represented 38%, 43% and 38% of total revenues in fiscal 2003, 2004 and 2005, respectively. Selling and marketing expenses increased 22% from fiscal 2003 to fiscal 2004 and decreased 9% from fiscal 2004 to fiscal 2005. Excluding the impact of Remedy and Magic expenses subsequent to their acquisition dates, selling and marketing expenses increased 9% in fiscal 2004. Excluding the impact of Remedy and Magic expenses and costs related to exit activities, selling and marketing expenses decreased 2% from fiscal 2003 to fiscal 2004. This decline was primarily related to decreases in personnel and travel expenses as a result of the headcount reductions early in the year as discussed above, which were slightly offset by an increase in commissions, sales seminars and advertising expenses. The increase in commission expense in fiscal 2004 occurred late in the fiscal year when the actual mix of the license and maintenance components of our largest sales transactions differed from the historical norm, upon which the fiscal 2004 commission plan was established. Because of this shift in the license and maintenance mix, the commission rate effectively increased during this time period.
      Selling and marketing expenses declined in fiscal 2005 primarily as a result of the costs related to exit activities in the prior year and decreased commissions expense partially offset by increased headcount and travel costs, including acquisitions. Commission expense is down as a result of changes in our commission plan that led to increased commissions on maintenance bookings which are initially deferred and then are expensed as the related revenues are recognized. For fiscal 2003, 2004 and 2005, commission expense was impacted by the changes in our deferred commissions balance (i.e., the net impact of commissions deferred and commissions recognized out of the deferred balance) as follows:

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Net impact of change in deferred commissions on selling and marketing expenses	$(0.7)	$(9.0)	$(44.8)

Total deferred commissions balance	$5.0	$14.0	$58.8

Research and Development
      Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/ software costs, telecommunications and personnel expenses necessary to maintain our research and development data processing center. Research and development expenses increased 20% from fiscal 2003 to fiscal 2004 and decreased 14% from fiscal 2004 to fiscal 2005. Excluding the impact of costs related to exit activities in fiscal 2004, research and development expenses increased 7% from fiscal 2003 to fiscal 2004, primarily because fiscal 2004 included a full year of Remedy costs, while fiscal 2003 included only the expenses for the four months after the acquisition date. This was partially offset by decreased personnel costs for the rest of BMC Software as a result of the headcount reductions early in the year as discussed above. Research and development expenses declined in fiscal 2005 primarily as a result of the costs related to exit activities in the prior year. Excluding the exit costs in fiscal 2004, research and development costs decreased 4%. While we had personnel growth in lower cost locations and from acquisitions, research and development expenses declined because more software development costs required capitalization, as discussed under Cost of License Revenues above.

General and Administrative
      General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, IT, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects and insurance. General and administrative expenses increased 21% from fiscal 2003 to fiscal 2004 and 22% from fiscal 2004 to fiscal 2005. Excluding the impact of Remedy and Magic expenses subsequent to their acquisition dates, general and administrative expenses increased 16% in fiscal 2004. Excluding the impact of Remedy and Magic expenses and costs related to exit activities, general and administrative expenses increased 13% in fiscal 2004. The increase included higher consulting fees, primarily related to Sarbanes-Oxley compliance and an ongoing infrastructure software implementation, higher legal and professional fees and an increase in bad debt expense related to maintenance billings. Excluding the exit costs in fiscal 2004, general and administrative expenses increased 25% in fiscal 2005. This increase included higher professional fees, consisting of legal, accounting and consulting fees primarily due to Sarbanes-Oxley Section 404 compliance efforts, and higher personnel costs, a significant portion of which related to expanded accounting staff. Total third-party fees incurred in fiscal 2005 related to Sarbanes-Oxley Section 404 compliance were $19.0 million, and we will continue to incur such fees at a lower level in fiscal 2006. The increase for fiscal 2005 also included the write-off of $11.4 million of costs capitalized for an internal-use information technology project that was terminated before completion during the year and other internal-use software assets.

Amortization of Intangible Assets
      Under the purchase method of accounting for our business combinations, portions of the purchase prices were allocated to intangible assets, including customer relationships, tradenames and non-compete agreements. We are amortizing certain of these intangible assets over two to four-year periods, which reflect the estimated useful lives of the respective assets. The increases in amortization expense in fiscal 2004 and 2005 were primarily due to the acquisitions during those years.

Acquired Research and Development
      During fiscal 2003, 2004 and 2005, we wrote off acquired in-process research and development (IPR&D) totaling $12.0 million in connection with the acquisition of Remedy (3% of the purchase price), $1.0 million in connection with the acquisition of Magic (2% of the purchase price) and $4.0 million in connection with the acquisitions of Viadyne, Calendra and OpenNetwork (collectively, 7% of the aggregate purchase price), respectively. The amounts allocated to IPR&D represent the estimated fair values, based on risk-adjusted cash flows and historical costs expended, related to incomplete research and development projects. At the dates of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition dates, during fiscal 2003, 2004 and 2005.
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
      A risk-adjusted discount rate was applied to the cash flows of each of the products’ projected income streams for the five years following the acquisition. These discount rates assume that the risk of revenue streams for new technology is higher than that of existing revenue streams. The discount rates used in the present value calculations were generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology and the uncertainty of technology advances that are known at the transaction date. Product-specific risk includes the stages of completion of each product, the complexity of the development work completed to date, the likelihood of achieving technological feasibility and market acceptance.
      In the present value calculation for Remedy, aggregate revenues for developed, in-process and future products were estimated to grow at a compounded annual growth rate of approximately 15% for the five years following acquisition, assuming the successful completion and market acceptance of the major current and future research and development programs. The estimated revenues for the in-process projects were expected to peak within three years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.
      The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results used to determine fair value.

Impairment of Goodwill
      We test our goodwill for impairment during the fourth quarter of each fiscal year, after the annual planning process is complete. Primarily due to recent operating results, including the increased use of third-party implementation services, the projected profitability and cash flows of the professional services segment were reduced. As a result, the goodwill of $3.7 million assigned to the professional services segment was considered totally impaired during fiscal 2005. The fair value of the professional services reporting unit was estimated using the expected present value of future cash flows method of applying the income approach.

Settlement of Litigation
      We settled our dispute with Nastel Technologies, Inc. during fiscal 2005. The settlement payment of $11.3 million covers all claims involved in this action.

Fiscal 2006 Exit Activities
      While we remained focused on expense control throughout fiscal 2005, we implemented a plan subsequent to March 31, 2005 that we expect will allow us to meet our profitability goals by reducing costs and realigning resources to focus on growth areas. The fiscal 2006 plan includes the elimination of 825 to 875 employee positions around the world. We have reduced investment in product areas that are not at acceptable profitability levels and have reduced selling, general and administrative expenses throughout our organization. We expect that the actions taken will allow us to increase investment in our Service Management business, which we believe will provide us future revenue growth, maintain our strong profitability in our Mainframe Management business and improve our profitability in our Distributed Systems Management business. Combining the expected annual cost savings from these actions and the increased investment in growth areas, we estimate that we will achieve an annual expense reduction of approximately $100 million relative to our projected operating expenses before our restructuring activities.

Other Income, net
      Other income, net, consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables, rental income on owned facilities, gains and losses on marketable securities and other investments and interest expense on capital leases. Other income, net, increased 44% from fiscal 2003 to fiscal 2004 and increased 8% from fiscal 2004 to fiscal 2005. The increase in fiscal 2004 is primarily due to the $2.0 million gain on the licensing of our PATROL Storage Manager product to EMC Corporation during the year, increased investment income, including the realized recovery of marketable securities previously written down, and an increase in rental income, which were slightly offset by $4.0 million of impairment charges related to cost-basis investments. The increase in other income, net for fiscal 2005 is primarily due to an $8.0 million gain realized on the sale of previously securitized finance receivables as discussed in Note 4 to the accompanying Consolidated Financial Statements and impairment charges. These increases were partially offset by net losses of $1.6 million on marketable securities in fiscal 2005 and a decrease as a result of the non-recurring gain on PATROL Storage Manager in the prior year, as discussed above.

Income Tax Provision (Benefit)
      We recorded an income tax expense of $21.3 million in fiscal 2003, an income tax benefit of $2.6 million in fiscal 2004 and an income tax expense of $22.9 million in fiscal 2005. Our effective tax rates were 31%, 9% and 23% for fiscal 2003, 2004 and 2005, respectively. Our effective tax rate is impacted primarily by the tax effect attributable to our foreign earnings (net of U.S. tax consequences), changes in the valuation allowance recorded against our deferred tax assets, benefits attributable to the extraterritorial income exclusion and non-recurring adjustments to our aggregate net liabilities for income taxes. In fiscal 2005, the most significant item impacting our effective tax rate is a tax benefit of $26.7 million recorded as a result of the reversal of a valuation allowance that was previously recorded against our deferred tax assets, as discussed below. The other significant item impacting our fiscal 2005 effective tax rate is an expense of $11.1 million to adjust our aggregate net liabilities for income taxes, withholding taxes and income tax exposures that were found to be understated after a thorough analysis of all of our income tax accounts in the first quarter of fiscal 2005. For a detailed analysis of the differences between the statutory and effective income tax rates, see Note 6 to the accompanying Consolidated Financial Statements.
      In evaluating our ability to realize our net deferred tax asset, we consider all available evidence, both positive and negative, including our past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies and our forecast of future taxable income. In considering these sources of taxable income, we must make certain assumptions and judgments that are based on the plans and estimates we use to manage our underlying business. Changes in our assumptions and estimates may materially impact our income tax expense. During fiscal 2005, we evaluated all available positive and negative evidence and concluded that a valuation allowance was no longer necessary, except for the specific items totaling $5.4 million discussed below. The following evidence influenced the change in our assessment from fiscal 2004 to fiscal 2005. We generated positive earnings before taxes in fiscal 2005 and are no longer in a cumulative loss position when aggregating the fiscal 2003, 2004 and 2005 consolidated results of operations. In fiscal 2004, we generated losses before taxes and were in a cumulative loss position. In addition, we can support a large portion of our net deferred tax asset through the evaluation of prudent and feasible tax planning strategies that would result in realization of deferred tax assets. Our tax planning strategies primarily involve the acceleration of royalty and cost-sharing payments under agreements that are currently in place between BMC Software and its foreign affiliates. Under these agreements, the acceleration of such payments is at our sole discretion. Each year we must evaluate the amount of domestic deferred tax assets that could be supported by the acceleration of these taxable income streams. Based on the assumptions and estimates that were determined in conjunction with the preparation of our fiscal 2005 operating results, we believe that these tax planning strategies support more deferred tax assets than they supported at the end of fiscal 2004. In our evaluation we also considered negative evidence such as our inability to carryback losses to earlier tax years. After a thorough evaluation of both the positive and negative evidence, we concluded that a valuation allowance is no longer necessary beyond the items discussed below and that our net deferred tax asset as of March 31, 2005 is supportable. Consistent with this judgment, we recorded a $26.7 million tax benefit as part of the total income tax expense for fiscal 2005, for the reversal of the valuation allowance previously recorded against our deferred tax assets. We also reduced our valuation allowance and recorded an increase to additional paid-in capital of $13.8 million for tax benefits attributable to non-qualified stock option exercises in prior years that resided in the net operating loss carryforwards that were utilized in fiscal 2005.
      SFAS No. 109 also requires the evaluation of the character of income that generated our deferred tax assets. Our deferred tax assets include losses that are attributable to capital transactions that require future taxable income of a specific character in order to utilize. We have maintained a valuation allowance against this specific asset as we do not have positive evidence that supports the utilization of the capital loss. We have also maintained a valuation allowance against a research and development credit acquired as part of the Marimba acquisition due to various uncertainties regarding the utilization of this specific asset. We increased our valuation allowance and recorded an increase to goodwill of $2.7 million related to this acquired asset. If this valuation allowance is reduced in a future year, a related reduction to goodwill would be recognized. The combined valuation allowance attributable to these two specific items is $5.4 million. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis. See Note 6 to the accompanying Consolidated Financial Statements for more information regarding our deferred tax assets.
      We provide for the U.S. income tax effect on the earnings of foreign subsidiaries unless they are considered indefinitely re-invested outside of the United States. At March 31, 2005, we recorded a deferred tax asset of $3.8 million related to excess foreign tax credits that are available to offset our U.S. income taxes on the earnings we do not consider indefinitely re-invested under APB Opinion No. 23. As of March 31, 2005, the cumulative earnings upon which U.S. income taxes have not been provided were approximately $770 million. If these earnings were repatriated to the United States, or they were no longer determined to indefinitely re-invested under APB Opinion No. 23, the potential deferred tax liability for these earnings would be approximately $249 million without the special one-time tax deduction discussed below, assuming full utilization of the foreign tax credits associated with these earnings.

      On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act), which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. As of March 31, 2005, we had not decided on whether, and to what extent, we might repatriate foreign earnings under the Act, and accordingly, the accompanying Consolidated Financial Statements do not reflect any provision for taxes on unremitted foreign earnings available for repatriation under the Act. Since that time, however, the U.S. Treasury Department issued additional guidance interpreting the Act and we have completed our analysis of the Act. In June 2005, our Board of Directors approved a plan to repatriate approximately $717 million of foreign earnings and, accordingly, we will record a tax liability and associated tax expense of approximately $36 million related to the planned repatriation during the quarter ending June 30, 2005.
      As of March 31, 2005, we have foreign tax credit carryforwards of $17.3 million that will expire between 2012 and 2014 and research and development tax credit carryforwards of $4.5 million (net of a $2.7 million valuation allowance) that will expire in 2021. We also have alternative minimum tax credit carryforwards of $5.3 million that are not subject to expiration.
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
      The IRS has completed its examination of our federal income tax returns filed for the tax years ended March 31, 2000 and 2001 and issued its Revenue Agent Report. We have filed our protest letter and are currently working with IRS Appeals to resolve the issues raised at examination. We believe that we have meritorious defenses to the proposed adjustments, that adequate provisions for income taxes have been made and, therefore, that the ultimate resolution of the issues will not have a material adverse impact on our consolidated financial position or results of operations. During the quarter ended September 30, 2004, the IRS commenced the examination of our fiscal 2002 and 2003 federal income tax returns. We believe that our income tax provisions adequately reflect the proper amount of income tax associated with these arrangements.
Quarterly Results
      The following table sets forth certain unaudited quarterly financial data for fiscal 2004 and 2005. This information has been prepared on the same basis as the accompanying Consolidated Financial Statements and all necessary adjustments have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

	Quarters Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2003	2003	2003	2004	2004	2004	2004	2005

	(In millions, except per share data)
Total revenues	$309.9	$333.8	$374.8	$400.2	$326.0	$355.1	$386.8	$395.1
Gross profit	206.2	214.8	251.1	287.6	230.0	254.0	283.4	288.8
Operating income (loss)	(27.2)	(36.7)	(61.4)	26.4	12.7	2.2	22.5	(14.2)
Net earnings (loss)	$(6.1)	$(13.2)	$(44.4)	$36.9	$10.7	$12.7	$36.4	$15.5

Basic EPS	$(0.03)	$(0.06)	$(0.20)	$0.16	$0.05	$0.06	$0.16	$0.07

Diluted EPS	$(0.03)	$(0.06)	$(0.20)	$0.16	$0.05	$0.06	$0.16	$0.07

Shares used in computing basic EPS	229.6	227.1	225.5	224.6	223.1	222.6	221.5	220.9

Shares used in computing diluted EPS	229.6	227.1	225.5	227.9	225.1	223.9	224.4	222.4

Recently Issued Accounting Pronouncements
      In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides guidance on evaluating other-than-temporary impairment for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method. The consensus includes a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position (FSP) No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10 - 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 until the FASB staff provides applicable implementation guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. During the period of delay, an entity holding investments must continue to apply relevant other-than-temporary guidance. We do not expect the new guidance to have a material effect on our consolidated financial position or results of operations.
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
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” In April 2005, the SEC issued a rule delaying the required adoption date for SFAS No. 123(R) to the first interim period of the first fiscal year beginning on or after June 15, 2005. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on SFAS No. 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. We expect to adopt SFAS No. 123(R) using the modified prospective method as of April 1, 2006, the beginning of our fiscal 2007. We are currently evaluating option valuation methodologies and assumptions in light of FAS 123(R) and the SEC guidance; the methodologies and assumptions we ultimately use to adopt FAS 123(R) may be different than those currently used as discussed in Note 1(l) to the accompanying Consolidated Financial Statements.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options, as the exercise prices of options granted are generally equal to the quoted market price of our common stock on the date of grant, except in limited circumstances when stock options have been exchanged in a business combination. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings (loss) and earnings (loss) per share in Note 1(l) to the accompanying Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In general, this requirement would reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the excess tax deductions recorded in fiscal 2005 were $17.3 million. We did not recognize any such tax benefits for fiscal 2003 and 2004.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle and to those changes required by an accounting pronouncement when such a pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.
Liquidity and Capital Resources
      One of our major goals is to optimize our capital structure. The key metrics we focus on in analyzing the strength of our financial position are summarized in the tables below:

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Cash provided by operating activities	$605.6	$498.7	$501.9
Treasury stock acquired	211.6	170.1	87.0
Cash paid for technology acquisitions and other investments, net of cash acquired	408.2	53.8	266.1

	As of March 31,

	2004	2005

	(In millions)
Cash, cash equivalents and marketable securities	$1,213.0	$1,283.1
Trade accounts receivable, net (including current finance receivables)	348.1	343.6
Long-term trade finance receivables, net	158.7	126.1
Deferred revenue	1,401.6	1,632.3

Operating Activities
      The table below aggregates certain line items from the accompanying Consolidated Statements of Cash Flows to present the key items affecting our cash flows from operating activities:

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Net earnings (loss)	$48.0	$(26.8)	$75.3
Adjustments to net earnings (loss) for items whose cash effects are investing or financing cash flows	281.5	266.6	227.8
Decrease in accounts receivable and finance receivables	1.6	23.1	55.0
Increase in current and long-term deferred revenue	194.0	222.9	223.8
Decrease in income taxes receivable	52.1	2.3	3.3
Changes in all other operating assets and liabilities, net	28.4	10.6	(83.3)

Net cash provided by operating activities	$605.6	$498.7	$501.9

•	The most significant component of Adjustments to net earnings (loss) for items whose cash effects are investing or financing cash flows is depreciation and amortization, as follows:

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Depreciation	$69.3	$87.8	$69.5
Amortization of capitalized software development costs	107.6	107.5	74.9
Amortization of acquired technology and intangible assets	66.7	61.0	75.1
Amortization of premiums on marketable debt securities	4.7	3.1	2.2

Depreciation and amortization	$248.3	$259.4	$221.7

•	In fiscal 2003, we received a tax refund of over $50.0 million.

•	In fiscal 2005, we paid cash exit costs of $26.1 million, net of sublease income received, primarily related to exited leases as discussed under Fiscal 2004 Exit Activities and Related Costs above, and paid a litigation settlement of $11.3 million to Nastel, as discussed under Settlement of Litigation above.

•	We continue to finance our operations primarily through funds generated from operations. Our primary source of cash is the sale of our software licenses, software maintenance and professional services. We believe that our existing cash balances and funds to be generated from operating and investing activities will be sufficient to meet our liquidity requirements for the foreseeable future. However, we have a history of acquiring companies. If we were to make a significant acquisition in the future, we might find it advantageous to utilize third-party financing sources based on factors such as our then available cash and its source (cash held in the United States versus international locations), the cost of financing and our internal cost of capital.

Investing Activities
      The table below aggregates certain line items from the accompanying Consolidated Statements of Cash Flows to present the key items affecting our cash flows from investing activities:

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Cash paid for technology acquisitions and other investments, net of cash acquired	$(408.2)	$(53.8)	$(266.1)
Proceeds from maturities/sales of marketable securities	403.9	229.3	330.5
Purchases of marketable securities	(134.1)	(322.3)	(190.9)
Capitalization of software development costs	(88.2)	(53.3)	(61.7)
All other, net	(22.9)	(48.3)	(46.4)

Net cash used in investing activities	$(249.5)	$(248.4)	$(234.6)

•	During fiscal 2003, we acquired Remedy and IT Masters. In fiscal 2004, we acquired Magic and made contractual adjustments to the purchase prices for the fiscal 2003 acquisitions. In fiscal 2005, we acquired Marimba, Calendra, OpenNetwork and other less significant businesses. Our acquisitions are discussed in more detail under Acquisitions above and in Note 2 to the accompanying Consolidated Financial Statements.

•	The main component of other cash used in investing activities was purchases of property and equipment, which were primarily purchases of computer hardware and software in all years, as well as for leasehold improvements in fiscal 2004 as a result of office relocations during that year.

•	Cash receipts from previously securitized finance receivables totaled $10.0 million in fiscal 2005, as discussed under Finance Receivables below and in Note 4 to the accompanying Consolidated Financial Statements.

Financing Activities
      The table below aggregates certain line items from the accompanying Consolidated Statements of Cash Flows to present the key items affecting our cash flows from financing activities:

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Payments on capital leases	$—	$(3.2)	$(5.1)
Treasury stock acquired	(211.6)	(170.1)	(87.0)
All other, net	24.9	29.6	28.4

Net cash used in financing activities	$(186.7)	$(143.7)	$(63.7)

•	There were no borrowings during fiscal 2003, 2004 and 2005 and the main use of cash for financing activities was the acquisition of treasury stock in all years. During fiscal 2005, approximately 5.3 million shares of treasury stock were purchased. We plan to increase our treasury stock purchases, subject to market conditions, other possible uses of our cash and our domestic liquidity position. See Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

•	The exercise of stock options was the primary source of cash from financing activities.

•	Capital lease obligations of $17.1 million and $4.3 million were incurred during fiscal 2004 and 2005, respectively, for computer hardware.

Cash, Cash Equivalents and Marketable Securities
      At March 31, 2005, our cash, cash equivalents and marketable securities were $1.3 billion, an increase of $70.1 million from the March 31, 2004 balance. As discussed in more detail below, this increase is primarily due to positive operating cash flow, which was somewhat offset by the cash funding for the Marimba, Calendra and other acquisitions and treasury stock purchases. Approximately 82% of our cash, cash equivalents and marketable securities at March 31, 2005 is held in international locations and was largely generated from our international operations. Our international operations have generated approximately $770 million of earnings for which U.S. income taxes have not been recorded. These earnings would be subject to U.S. income tax if repatriated to the United States. The potential deferred tax liability for these earnings is approximately $249 million without the special one-time tax deduction discussed below; however, we have not provided a deferred tax liability on any portion of the $770 million as these earnings were considered permanently invested outside of the U.S. During fiscal 2003, 2004 and 2005, we utilized cash held in international locations to fund a portion of the Remedy purchase price, based upon the valuation of the foreign assets of Remedy acquired, and the IT Masters, Magic and Calendra purchase prices.
      On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act), which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. As of March 31, 2005, we had not decided on whether, and to what extent, we might repatriate foreign earnings under the Act, and accordingly, the accompanying Consolidated Financial Statements do not reflect any provision for taxes on unremitted foreign earnings available for repatriation under the Act. Since that time, however, the U.S. Treasury Department issued additional guidance interpreting the Act and we have completed our analysis of the Act. In June 2005, our Board of Directors approved a plan to repatriate approximately $717 million of foreign earnings and, accordingly, we will record a tax liability and associated tax expense of approximately $36 million related to the planned repatriation during the quarter ending June 30, 2005.
      Our marketable securities are primarily investment grade and highly liquid. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year, and while typically yielding greater returns, investing in such securities reduces reported working capital.

Finance Receivables
      We provide financing on a portion of our sales transactions to customers that meet our specified standards of creditworthiness. Our practice of providing financing at reasonable interest rates enhances our competitive position. We participate in established programs with third-party financial institutions to sell a significant portion of our finance receivables, enabling us to collect cash sooner and remove credit risk. The finance receivables are sold to third-party financial institutions on a non-recourse basis. We record such transfers of beneficial interests in finance receivables to third-party financial institutions as sales of such finance receivables when we have surrendered control of such receivables, including determining that such assets have been isolated beyond our reach and the reach of our creditors. We have not guaranteed the transferred receivables and have no obligation upon default. During fiscal 2003, 2004 and 2005, we transferred $376.8 million, $288.7 million and $247.4 million, respectively, of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis. However, to meet the needs of our customers we have been providing more licensing options, and this increased focus on flexibility may lead to more customer transactions where cash payments will be received over time. This flexibility may also reduce our ability to transfer finance receivables in the future and may reduce our cash flow from operations in the near term.
      As discussed in Note 4 to the accompanying Consolidated Financial Statements, prior to fiscal 2004, we securitized trade finance receivables from customers with investment-grade credit ratings through two commercial paper conduit entities sponsored by third-party financial institutions. In April 2004, one of these third-party entities sold its interests in our outstanding securitized finance receivables to the other third-party entity, such that the senior interests in all of our outstanding securitized finance receivables were held by one entity. In December 2004, we purchased the senior interests from this entity at fair value, effectively terminating our securitization arrangements. We simultaneously transferred the outstanding finance receivables that had previously been securitized to an unaffiliated financial institution on a non-recourse basis through our existing financial subsidiary. This transfer was recorded as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Treasury Stock Purchased
      Our Board of Directors has authorized a $1.0 billion stock repurchase program ($500.0 million authorized in April 2000 that was increased by $500.0 million in July 2002). During fiscal 2005, we purchased 5.3 million shares for $87.0 million. From the inception of the repurchase plan through March 31, 2005, we have purchased 44.6 million shares for $779.6 million. See Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The repurchase program is funded solely with domestic cash and, therefore, affects our overall domestic versus international liquidity balances.

Contractual Obligations
      The following is a summary of our contractual obligations as of March 31, 2005:

	Payments due by Period

	Less Than			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Capital lease obligations	$6.6	$7.6	$—	$—	$14.2
Operating lease obligations	61.6	88.5	49.5	54.0	253.6
Purchase obligations(1)	3.1	1.4	0.1	—	4.6
Other long-term liabilities reflected on the balance sheet	1.5	2.9	2.9	1.3	8.6

Total contractual obligations(2)	$72.8	$100.4	$52.5	$55.3	$281.0

(1)	Represents obligations under agreements with non-cancelable terms to purchases goods or services. The agreements are enforceable and legally binding, and specify specific terms, including quantities to be purchased and the timing of the purchase.

(2)	Total does not include contractual obligations recorded on the balance sheet as current liabilities, other than capital lease obligations.
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

Our restructuring may not achieve our desired results and, if unsuccessful, could adversely affect our business.
      In April 2005, we implemented a restructuring plan involving significant reductions in our workforce. Although we made efforts to minimize the impact on quota-carrying sales representatives, the workforce reductions included employees in our sales department, which could affect our ability to close future revenue transactions with our customers and prospects. The failure to retain and effectively manage our remaining employees could lead to decreased morale and attrition which could increase our costs, hinder our development efforts, impact the quality of our products, delay the delivery of new products or product updates and adversely affect our customer service. If we are unable to achieve the desired results of our restructuring plan, we could fall short of our profitability goals and could have to engage in additional restructuring activity. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We could have difficulty attracting and retaining such personnel as a result of a perceived risk of future workforce reductions.

The software industry includes large, powerful multi-line and small, agile single-line competitors.
      Some of our largest competitors, including IBM, Computer Associates and HP, have significant scale advantages. With scale comes a large installed base of customers in particular market niches, as well as the ability to develop and market software competitive with ours. Some of these competitors can also bundle hardware, software, and services together, which is a disadvantage for us since we do not provide hardware and have far fewer services offerings. Competitive products are also offered by numerous independent software companies that specialize in specific aspects of the highly fragmented software industry. Some, like Microsoft, Oracle, and SAP, are the leading developers and vendors in their specialized markets. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with those offered by us. As the software industry consolidates generally, it is possible that storage and security vendors such as EMC and Symantec will enter the systems management market. Additionally, many customers historically have developed their own products that compete with those offered by us. Competition from any of these sources can result in price reductions or displacement of our products, which could have a material adverse effect on our business, financial condition, operating results, and cash flow.

Industry consolidation could affect prices or demand for our products.
      The IT industry and the market for our systems management products is becoming increasingly competitive due to a variety of factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and mixed economic recovery in the U.S. There is also a growing trend toward consolidation in the software industry. Continued consolidation within the software industry could create opportunities for larger software companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. We expect this trend towards consolidation to continue as companies attempt to maintain or extend their market and competitive positions in the rapidly changing software industry and as companies are acquired or are unable to continue operations. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results due to lengthening of the customer evaluation process and/or loss of business to these stronger competitors, which may materially and adversely affect our business, financial condition or results of operations.

Our products must remain compatible with ever-changing operating and database environments.
      IBM, HP, Microsoft and Oracle are by far the largest suppliers of systems and database software and, in many cases, are the manufacturers of the computer hardware systems used by most of our customers. Historically, operating and database system developers have modified or introduced new operating systems, database systems, systems software and computer hardware. Such new products could incorporate features which perform functions currently performed by our products or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. We have generally been able to adapt our products and our business to changes introduced by hardware manufacturers and operating and database system software developers, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition and operating results.

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

Growing market acceptance of “open source” software could cause a decline in our revenues and operating margins.
      Growing market acceptance of open source software has presented both benefits and challenges to the commercial software industry in recent years. “Open source” software is made widely available by its authors and is licensed “as is” for a nominal fee or, in some cases, at no charge. We have incorporated some open source software into our products, allowing us to enhance certain solutions without incurring substantial additional research and development costs. Thus far, we have encountered no unanticipated material problems arising from our use of open source software. However, as the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products, which could have a material adverse impact on our revenues and operating margins.

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
      We update our compensation plans for the sales organization periodically. As in most years, we have made significant changes for fiscal 2006. These plans are intended to align with our business objectives of providing customer flexibility and satisfaction. The compensation plans may encourage behavior not anticipated or intended as it is implemented, which could adversely affect our business, financial condition, operating results and/or cash flows. Changes to our sales compensation plan could also make it difficult for us to attract and retain top sales talent.

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
      We maintain a significant presence in India, conducting software development and support and IT operations. To date, the dispute between India and Pakistan involving the Kashmir region has not adversely affected our operations in India. Should we be unable to conduct operations in India in the future, we believe that our business could be temporarily adversely affected. As the software and technology labor market in

India has developed at a rapid pace, with many multi-national companies competing for talent, there is a risk that wage and attrition rates will rise faster than we have anticipated, which could lead to operational issues.
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

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on our business.
      Management, through documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of March 31, 2005. In response to these material weaknesses in our internal control over financial reporting, we are implementing, and may be required to further implement, additional controls and procedures. In addition, in response to these material weaknesses, we will have to hire additional personnel, possibly requiring significant time and expense. Furthermore, we intend to continue improving our internal control over financial reporting, and the implementation and testing of these continued improvements could result in increased cost and could divert management attention away from operating our business.
      In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals further material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period, or if we continue to experience material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price and potentially subject us to litigation.

If the carrying value of our long-lived assets were not recoverable, recognition of an impairment loss would be required, which would adversely affect our financial results.
      We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. In addition, the realizability of acquired technology and capitalized software development costs is evaluated quarterly, and goodwill and intangible assets with indefinite lives are evaluated annually for impairment in the fourth quarter of each fiscal year, regardless of events and circumstances. The reader should be aware that in the continuing process of evaluating the recoverability of the carrying amount of our long-lived assets, there is the possibility that we could identify a substantial impairment, which could adversely affect our financial results.

Revised accounting pronouncements related to share-based payments will reduce our reported earnings and could adversely affect our ability to attract and retain key personnel by reducing the share-based payments we are able to provide.
      We use stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with BMC Software. In accounting for our stock option grants using the intrinsic value method under the provisions of APB Opinion No. 25, we generally recognize no compensation cost because the exercise price of options granted is generally equal to the market value of our common stock on the date of grant. The FASB has revised U.S. generally accepted accounting principles such that we will be required to record charges to earnings for employee stock option grants, which will negatively impact our earnings. The impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, if we had recorded charges for employee stock options using the fair value method under SFAS No. 123, we would have reduced net earnings by $62.4 million, $105.7 million and $90.4 million for fiscal 2003, 2004 and 2005, respectively. In addition, the New York Stock Exchange rule requiring stockholder approval for all stock option plans could make it more difficult for us to adopt plans to grant options to employees in the future. To the extent that it becomes more difficult or costly to grant options and/or other stock-based compensation to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially adversely affect our business.

Interpretations of existing accounting pronouncements could adversely affect our financial results.
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

Foreign Currency Exchange Rate Risk
      We operate globally and the functional currency for most of our non-U.S. enterprises is the local currency. For fiscal 2003, 2004 and 2005, approximately 47%, 48% and 48%, respectively, of our total revenues were derived from customers outside of the United States, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating our international subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize our risk from changes in foreign currency exchange rates, we utilize certain derivative financial instruments.
      We primarily utilize two types of derivative financial instruments in managing our foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to offset our exposure to certain foreign currency assets and liabilities. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of each month. Forward exchange contracts and purchased option contracts, with terms generally less than one year, are used to hedge anticipated, but not firmly committed, sales transactions. Principal currencies hedged are the Euro and British pound in Europe, the Japanese yen and Australian dollar in the Asia Pacific region and the Israeli shekel. While we actively manage our foreign currency risks on an ongoing basis, there can be no assurance our foreign currency hedging activities will offset the full impact of fluctuations in currency exchange rates on our consolidated results of operations, cash flows and financial position.
      Based on our foreign currency exchange instruments outstanding at March 31, 2005, we estimate a one-day maximum potential loss on our foreign currency exchange instruments of $1.9 million based on a value-at-risk (“VAR”) model utilizing Monte Carlo simulation. The comparable estimate based on our foreign currency exchange instruments outstanding at March 31, 2004 was $3.1 million utilizing the same model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The average VAR for the period was $2.2 million for fiscal 2005 and $3.0 million for fiscal 2004. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.

Interest Rate Risk — Investments
      We adhere to a conservative investment policy, whereby our principle concern is the preservation of liquid funds while maximizing our yield on such assets. Cash, cash equivalents and marketable securities were approximately $1.3 billion at March 31, 2005, and the marketable securities of $463.0 million primarily represented different types of investment-grade debt securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold or the loss in value was deemed to be other than temporary.
      Based on our consolidated financial position as of March 31, 2005 and our consolidated results of operations and net cash flows for fiscal 2005, we estimate that a near-term change in interest rates would not have a material effect on our future consolidated results of operations or cash flows. We used a VAR variance-covariance model to measure potential market risk on our marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.

ITEM 8.	Financial Statements and Supplementary Data
      The response to this item is submitted as a separate section of this Report. See Item 15.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

      Our management carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2005. Based upon that evaluation and because of the material weaknesses identified below, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were not effective as of March 31, 2005.
      In light of these material weaknesses, in preparing our consolidated financial statements as of and for the fiscal year ended March 31, 2005, we performed additional analyses and other post-closing procedures described below in an effort to ensure our consolidated financial statements included in this Report for the fiscal year ended March 31, 2005 have been prepared in accordance with generally accepted accounting principles. The CEO and CFO have certified that, to their knowledge, our consolidated financial statements included in this Report fairly present in all material respects the financial condition, results of operations and cash flows for the periods presented in this Report. Ernst & Young LLP’s report, dated June 29, 2005, expressed an unqualified opinion on our consolidated financial statements. This report is included in Part IV, Item 15 and should be read in its entirety.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of BMC Software;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of BMC Software are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. Management’s assessment identified the following three material weaknesses in BMC Software’s internal control over financial reporting.
      Vendor Specific Objective Evidence of Fair Value. A material weakness was identified in the design and operation of our internal controls over monitoring and analysis of vendor specific objective evidence (“VSOE”) of fair value of our maintenance and professional services. The appropriate recognition of revenue for our sales contracts with multiple element arrangements in accordance with generally accepted accounting principles depends on, among other things, our ability to establish VSOE of the relative fair value of the undelivered elements in the arrangement. We have historically been able to establish VSOE of fair value of our maintenance and professional services but not for our software licenses and, therefore, typically allocate arrangement consideration using the residual method, provided all other revenue recognition criteria have been met. As of March 31, 2005, we did not have effective internal controls in place and functioning appropriately to determine that our VSOE of fair value is adequately supported on a timely basis. We did not adequately monitor the independent sales of our maintenance services in renewal arrangements or the independent sales of our professional services throughout the year. If substantial variations from VSOE of fair value exist in these independent sales, then appropriate evidence of fair value does not exist and we would be required to recognize the revenue from software license fees ratably over the service period, rather than at the time of contract execution. Based on analyses performed by us subsequent to March 31, 2005, we believe that appropriate VSOE of fair value did exist during fiscal 2005 for maintenance and professional services and this material weakness has not resulted in errors in our revenue recognition. Because of the risk associated with this area of revenue recognition and the lack of effective controls, however, management has concluded that as of March 31, 2005 there is more than a remote likelihood that a material misstatement in our annual or interim financial statements would not have been prevented or detected by our internal controls over monitoring VSOE of fair value of maintenance and professional services.
      Monitoring of Deferred Revenue. A material weakness was identified in the design and operation of our internal controls over monitoring and analysis of our deferred revenue account. We did not monitor in a timely fashion nor properly analyze some previously deferred transactions. This resulted in revenue accounting errors, including previously deferred revenue being recognized improperly, which were corrected prior to the issuance of our consolidated financial statements for the year ended March 31, 2005 and prior to the publication of this Report. Given the nature of the transactions and processes involved and the potential for a misstatement to occur as a result of the internal control deficiencies existing as of March 31, 2005, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements would not have been prevented or detected by our internal controls over deferred revenue.
      Accounting for Sales Commissions. A material weakness was identified in the design and operation of our internal controls over the accounting for sales commissions. We pay commissions to our direct sales force related to our revenue transactions under commission plans that are established annually. For financial reporting purposes, we defer sales commissions expense that is directly related to license and maintenance revenues that are deferred. During the fiscal year ended March 31, 2005, we did not appropriately analyze sales commissions in relationship to the revenues recognized on associated transactions. This resulted in accounting errors, including improper deferral of commissions expense, which were corrected prior to the issuance of our consolidated financial statements for the year ended March 31, 2005 and prior to the publication of this Report. Given the nature of the transactions and processes involved and the potential for a misstatement to occur as a result of the internal control deficiencies existing on March 31, 2005, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements would not have been prevented or detected by our internal controls over accounting for sales commissions.
      Because of the material weaknesses described above, management believes that, as of March 31, 2005, we did not maintain effective internal control over financial reporting based on the COSO criteria. Our management’s report to this effect is included in this Report in Part IV, Item 15. Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. That report also appears in this Report in Part IV, Item 15.

Changes in Internal Control over Financial Reporting
      We undertook significant efforts in fiscal 2005 to improve our internal control over financial reporting. We committed considerable resources to the design, implementation, documentation and testing of our internal controls. Our management believes that these efforts have improved our internal control over financial reporting but were not sufficient to remedy the material weaknesses described above that existed as of March 31, 2005.

Remediation Steps to Address Material Weaknesses
      We are undertaking efforts to remediate the material weaknesses identified above. Each of the identified material weaknesses was caused, in part, by inadequate staffing of experienced, specialized accounting personnel. Therefore, our remediation plans for each material weakness include hiring additional personnel trained and experienced in the complex accounting areas of revenue recognition, revenue accounting and sales commissions accounting. The remediation plans also include the following actions:

1. To provide reasonable assurance that we maintain proper VSOE of our maintenance and professional services, we will be:

•	increasing the communication between accounting and sales and increasing the training of our sales force regarding our revenue recognition rules;

•	adding preventive controls, including policies requiring executive level oversight of contract pricing;

•	increasing our review of maintenance and professional services contracts at the time of order entry; and

•	increasing the monitoring by our accounting department of the independent sales and renewal rates of our maintenance and professional services.

2. To provide reasonable assurance that we properly monitor and analyze our deferred revenue and accurately recognize such revenue, the revenue accounting department will be:

•	adding detailed transactional processes to analyze previously deferred contracts and properly recognize associated revenues;

•	improving the monitoring of deferred contracts where recognition is dependent on the occurrence of one or more events; and

•	conducting quarterly account analyses of deferred revenue.

3. To provide reasonable assurance that we properly account for sales commissions, the accounting department will be:

•	adding detailed transactional processes to analyze sales commissions and revenues recognized on associated transactions;

•	accounting for sales commissions on a detailed transactional basis;

•	applying consistent sales commission accounting policies in each region; and

•	reviewing the accounting for sales commissions quarterly.
      We are actively recruiting to fill open positions in our accounting department, but the market for experienced accountants, particularly for software revenue recognition and revenue accounting experts, is highly competitive due to the increased workload and resultant demand from both accounting firms and public companies caused by Section 404 of the Sarbanes-Oxley Act of 2002. This, combined with the heavy workload of the post-Sarbanes-Oxley regulatory environment, has made it difficult for us to recruit, hire and retain accounting talent. While there can be no assurance that we will be successful on a timely basis, we believe that we should be able to adequately staff the accounting function now that our initial assessment of our internal control over financial reporting as required by Sarbanes Oxley Section 404 is completed. We expect it to take us up to six months, however, to complete the recruiting and hiring of the additional staff. We will continue to assess the adequacy of our accounting structure and organization, both in terms of size and U.S. GAAP expertise.
      We believe that the actions described above and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weaknesses that we identified in our internal control over financial reporting as of March 31, 2005. However, because many of the remedial actions we have undertaken are very recent and because they relate, in part, to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weaknesses have been eliminated.

Certifications
      Appearing as exhibits to this Report are the certifications of our CEO and CFO required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The CEO and CFO have certified that, to their knowledge, our consolidated financial statements included in this Report fairly present in all material respects the financial condition, results of operations and cash flows for the periods presented in this Report.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
      The information required by this item will be included in our definitive Proxy Statement in connection with our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2005, under the headings “ELECTION OF DIRECTORS” and “EXECUTIVE OFFICERS” and is incorporated herein by reference.

ITEM 11.	Executive Compensation
      The information required by this item will be set forth in the 2005 Proxy Statement under the headings “COMPENSATION OF DIRECTORS” and “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item will be set forth in the 2005 Proxy Statement under the headings “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “EQUITY COMPENSATION PLANS” and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions
      The information required by this item will be set forth in the 2005 Proxy Statement under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services
      The information required by this item will be set forth in the 2005 Proxy Statement under the heading “AUDITOR FEES” and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
      (a) Documents filed as a part of this Report
      1. The following consolidated financial statements of BMC Software, Inc. and subsidiaries and the related reports of the independent registered public accounting firm are filed herewith:
      2. The following financial statement schedule of the Company and the related report of the independent registered public accounting firm are filed herewith:

Schedule II — Valuation Accounts	96
      All other financial statement schedules are omitted because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned Consolidated Financial Statements.
      3. The following Exhibits are filed with this Report or incorporated by reference as set forth below.

Exhibit
Number

3.1		—	Restated Certificate of Incorporation of the Company; incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-22892) (the S-1 Registration Statement).

3.2		—	Certificate of Amendment of Restated Certificate of Incorporation; incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (the 1997 10-K).

3.3		—	Certificate of Amendment of Restated Certificate of Incorporation filed November 30, 1999; incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (the 2002 10-K).

3.4		—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10	.1(a)	—	BMC Software, Inc. 1994 Employee Incentive Plan (as amended and restated); incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A filed July 21, 1997

10	.1(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995 (the 1995 10-K).

10	.2(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to the 1995 10-K.

10	.2(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

10.3		—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

Exhibit
Number

10	.4(a)	—	BMC Software, Inc. 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10	.4(b)	—	First Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(b) to the 2002 10-K.

10	.4(c)	—	Second Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(c) to the 2002 10-K.

10	.4(d)	—	Form of Stock Option Agreement employed under 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(d) to the 2002 10-K.

10	.5(a)	—	BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

10	.5(b)	—	First Amendment to BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

10	.5(c)	—	Form of BMC Software, Inc. 1994 Deferred Compensation Plan Trust Agreement; incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

10	.6(a)	—	Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

10	.6(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(b) to the 2002 10-K.

10	.6(c)	—	Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (the “2003 10-K”).

10	.6(d)	—	Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(d) to the company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the 2004 10-K).
10	.7(a)	—	Form of Executive Employment Agreement between BMC Software, Inc. and each of Jerome Adams and Dan Barnea; incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10	.7(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(b) to the 2002 10-K.

10	.7(c)	—	Form of Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and each of Jerome Adams and Dan Barnea; incorporated by reference to Exhibit 10.7(c) to the 2003 10-K.

10	.7(d)	—	Form of Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and each of Jerome Adams and Dan Barnea; incorporated by reference to Exhibit 10.7(d) to the 2004 10-K.

10	.7(e)	—	Form of Amendment No. 4 to Executive Employment Agreement between BMC Software, Inc. and each of Jerome Adams and Dan Barnea; incorporated by reference to Exhibit 10.7(d) to the 2004 10-K.

10	.8(a)	—	BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to the Company’s 2002 proxy statement filed with the SEC on Schedule 14A (the 2002 Proxy Statement).

10	.8(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 2003 10-K.

10	.9(a)	—	BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Appendix C to the 2002 Proxy Statement.

Exhibit
Number

10	.9(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Exhibit 10.9(b) to the 2003 10-K.

10.10		—	BMC Software, Inc. Short-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.11		—	BMC Software, Inc. Long-term Incentive Performance Award Program; incorporated by reference to Exhibit 10.11 to the 2003 10-K.

10.12		—	Executive Employment Agreement between BMC Software, Inc. and George W. Harrington, as amended; incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.13		—	Executive Employment Agreement between BMC Software, Inc. and Cosmo Santullo; incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated November 1, 2004 (the November 1, 2004 8-K).

10.14		—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.14 to the November 1, 2004 8-K.

10.15		—	Form of Restricted Stock Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.15 to the November 1, 2004 8-K.

*21	.1	—	Subsidiaries of the Company.

*23	.1	—	Consent of Independent Registered Public Accounting Firm.

*31	.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*32	.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of BMC Software;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of BMC Software are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. Management’s assessment identified the following three material weaknesses in BMC Software’s internal control over financial reporting.
      Vendor Specific Objective Evidence of Fair Value. A material weakness was identified in the design and operation of our internal controls over monitoring and analysis of vendor specific objective evidence (“VSOE”) of fair value of our maintenance and professional services. The appropriate recognition of revenue for our sales contracts with multiple element arrangements in accordance with generally accepted accounting principles depends on, among other things, our ability to establish VSOE of the relative fair value of the undelivered elements in the arrangement. We have historically been able to establish VSOE of fair value of our maintenance and professional services but not for our software licenses and, therefore, typically allocate arrangement consideration using the residual method, provided all other revenue recognition criteria have been met. As of March 31, 2005, we did not have effective internal controls in place and functioning appropriately to determine that our VSOE of fair value is adequately supported on a timely basis. We did not adequately monitor the independent sales of our maintenance services in renewal arrangements or the independent sales of our professional services throughout the year. If substantial variations from VSOE of fair value exist in these independent sales, then appropriate evidence of fair value does not exist and we would be required to recognize the revenue from software license fees ratably over the service period, rather than at the time of contract execution. Based on analyses performed by us subsequent to March 31, 2005, we believe that appropriate VSOE of fair value did exist during fiscal 2005 for maintenance and professional services and this material weakness has not resulted in errors in our revenue recognition. Because of the risk associated with this area of revenue recognition and the lack of effective controls, however, management has concluded that as of March 31, 2005 there is more than a remote likelihood that a material misstatement in our annual or interim financial statements would not have been prevented or detected by our internal controls over monitoring VSOE of fair value of maintenance and professional services.
      Monitoring of Deferred Revenue. A material weakness was identified in the design and operation of our internal controls over monitoring and analysis of our deferred revenue account. We did not monitor in a timely fashion nor properly analyze some previously deferred transactions. This resulted in revenue accounting errors, including previously deferred revenue being recognized improperly, which were corrected prior to the issuance of our consolidated financial statements for the year ended March 31, 2005 and prior to the publication of this Report. Given the nature of the transactions and processes involved and the potential for a misstatement to occur as a result of the internal control deficiencies existing as of March 31, 2005, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements would not have been prevented or detected by our internal controls over deferred revenue.
      Accounting for Sales Commissions. A material weakness was identified in the design and operation of our internal controls over the accounting for sales commissions. We pay commissions to our direct sales force related to our revenue transactions under commission plans that are established annually. For financial reporting purposes, we defer sales commissions expense that is directly related to license and maintenance revenues that are deferred. During the fiscal year ended March 31, 2005, we did not appropriately analyze sales commissions in relationship to the revenues recognized on associated transactions. This resulted in accounting errors, including improper deferral of commissions expense, which were corrected prior to the issuance of our consolidated financial statements for the year ended March 31, 2005. Given the nature of the transactions and processes involved and the potential for a misstatement to occur as a result of the internal control deficiencies existing on March 31, 2005, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements would not have been prevented or detected by our internal controls over accounting for sales commissions.
      Because of the material weaknesses described above, management believes that, as of March 31, 2005, we did not maintain effective internal control over financial reporting based on the COSO criteria. Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. That report also appears in this Report in Part IV, Item 15.

/s/ Robert E. Beauchamp

Robert E. Beauchamp
President and Chief Executive Officer

/s/ George W. Harrington

George W. Harrington
Senior Vice President and Chief Financial Officer
June 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of BMC Software, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BMC Software, Inc. (“BMC Software” or “the Company”) did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BMC Software’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
      Vendor Specific Objective Evidence of Fair Value. A material weakness was identified in the design and operation of the Company’s internal controls over monitoring and analysis of vendor specific objective evidence (“VSOE”) of fair value of maintenance and professional services. The appropriate recognition of revenue for sales contracts with multiple element arrangements in accordance with generally accepted accounting principles depends on, among other things, the ability to establish VSOE of the relative fair value of the undelivered elements in the arrangement. The Company has historically been able to establish VSOE of fair value of maintenance and professional services but not for software licenses and, therefore, typically allocates arrangement consideration using the residual method, provided all other revenue recognition criteria have been met. As of March 31, 2005, the Company did not have effective internal controls in place and functioning appropriately to determine that VSOE of fair value is adequately supported on a timely basis. The Company did not adequately monitor the independent sales of maintenance services in renewal arrangements or the independent sales of professional services throughout the year. If substantial variations from VSOE of fair value exist in these independent sales, then appropriate evidence of fair value does not exist and the Company would be required to recognize the revenue from software license fees ratably over the service period, rather than at the time of contract execution. Based on analyses performed by the Company subsequent to March 31, 2005, the Company believes that appropriate VSOE of fair value did exist during fiscal 2005 for maintenance and professional services and this material weakness has not resulted in errors in revenue recognition. Because of the risk associated with this area of revenue recognition and the lack of effective controls, however, we have concluded that as of March 31, 2005 there is more than a remote likelihood that a material misstatement in the annual or interim financial statements would not have been prevented or detected by the internal controls over monitoring VSOE of fair value of maintenance and professional services.
      Monitoring of Deferred Revenue. A material weakness was identified in the design and operation of internal controls over monitoring and analysis of the deferred revenue account. The Company did not monitor in a timely fashion nor properly analyze some previously deferred transactions. This resulted in revenue accounting errors, including previously deferred revenue being recognized improperly, which were corrected prior to the issuance of the consolidated financial statements for the year ended March 31, 2005. Given the nature of the transactions and processes involved and the potential for a misstatement to occur as a result of the internal control deficiencies existing as of March 31, 2005, we have concluded that there is more than a remote likelihood that a material misstatement in the annual or interim financial statements would not have been prevented or detected by internal controls over deferred revenue.
      Accounting for Sales Commissions. A material weakness was identified in the design and operation of internal controls over the accounting for sales commissions. The Company pays commissions to its direct sales force related to its revenue transactions under commission plans that are established annually. For financial reporting purposes, the Company defers sales commissions expense that is directly related to license and maintenance revenues that are deferred. During the fiscal year ended March 31, 2005, the Company did not appropriately analyze sales commissions in relationship to the revenues recognized on associated transactions. This resulted in accounting errors, including improper deferral of commissions expense, which were corrected prior to the issuance of the consolidated financial statements for the year ended March 31, 2005. Given the nature of the transactions and processes involved and the potential for a misstatement to occur as a result of the internal control deficiencies existing on March 31, 2005, we have concluded that there is more than a remote likelihood that a material misstatement in the annual or interim financial statements would not have been prevented or detected by internal controls over accounting for sales commissions.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 consolidated financial statements, and this report does not affect our report dated June 29, 2005 on those consolidated financial statements.
      In our opinion, management’s assessment that BMC Software did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, BMC Software has not maintained effective internal control over financial reporting as of March 31, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP
Houston, Texas
June 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of BMC Software, Inc.
      We have audited the accompanying consolidated balance sheets of BMC Software, Inc. and subsidiaries as of March 31, 2004 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMC Software, Inc. and subsidiaries at March 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BMC Software Inc.’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2005 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
June 29, 2005

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,

	2004	2005

	(In millions, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$612.3	$820.1
Marketable securities	296.6	108.7
Accounts receivable:
Trade, net	172.6	191.8
Current trade finance receivables, net	175.5	151.8

Total accounts receivable	348.1	343.6
Current deferred tax assets	102.7	86.8
Other current assets	76.7	81.2

Total current assets	1,436.4	1,440.4
Property and equipment, net	396.0	383.7
Software development costs and related assets, net	138.9	126.1
Long-term marketable securities	304.1	354.3
Long-term trade finance receivables, net	158.7	126.1
Acquired technology, net	80.3	65.9
Goodwill	383.6	559.7
Intangible assets, net	56.2	62.3
Other long-term assets	90.6	179.8

	$3,044.8	$3,298.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$39.2	$37.3
Accrued liabilities	279.3	283.5
Current portion of deferred revenue	660.9	764.3

Total current liabilities	979.4	1,085.1
Long-term deferred revenue	740.7	868.0
Other long-term liabilities	109.5	83.4

Total liabilities	1,829.6	2,036.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.0 shares issued	2.5	2.5
Additional paid-in capital	537.2	571.7
Retained earnings	1,108.8	1,168.3
Accumulated other comprehensive income (loss)	(10.7)	(14.9)

	1,637.8	1,727.6
Less treasury stock, at cost, 25.7 and 28.3 shares	(421.7)	(459.3)
Less unearned portion of stock-based compensation	(0.9)	(6.5)

Total stockholders’ equity	1,215.2	1,261.8

	$3,044.8	$3,298.3

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31,

	2003	2004	2005

	(In millions, except per share data)
Revenues:
License	$605.7	$577.4	$546.5
Maintenance	635.8	756.4	824.3
Professional services	85.2	84.9	92.2

Total revenues	1,326.7	1,418.7	1,463.0
Cost of license revenues	164.0	169.5	130.3
Cost of maintenance revenues	170.9	210.3	184.7
Cost of professional services	86.8	79.2	91.8
Selling and marketing expenses	499.4	610.2	557.7
Research and development expenses	215.8	259.5	222.5
General and administrative expenses	143.9	174.6	213.1
Amortization of intangible assets	12.7	13.3	20.7
Acquired research and development	12.0	1.0	4.0
Impairment of goodwill	—	—	3.7
Settlement of litigation	—	—	11.3

Total operating expenses	1,305.5	1,517.6	1,439.8

Operating income (loss)	21.2	(98.9)	23.2
Interest and other income, net	65.4	72.9	79.6
Interest expense	—	(1.1)	(2.0)
Gain (loss) on marketable securities and other investments	(17.3)	(2.3)	(2.6)

Other income, net	48.1	69.5	75.0

Earnings (loss) before income taxes	69.3	(29.4)	98.2
Income tax provision (benefit)	21.3	(2.6)	22.9

Net earnings (loss)	$48.0	$(26.8)	$75.3

Basic earnings (loss) per share	$0.20	$(0.12)	$0.34

Diluted earnings (loss) per share	$0.20	$(0.12)	$0.34

Shares used in computing basic earnings (loss) per share	236.9	226.7	222.0

Shares used in computing diluted earnings (loss) per share	237.9	226.7	224.0

Comprehensive income (loss):
Net earnings (loss)	$48.0	$(26.8)	$75.3
Foreign currency translation adjustment	(6.0)	1.1	6.8
Unrealized gain (loss) on securities available for sale:
Unrealized gain (loss), net of taxes of $7.3, $1.8 and $6.6	13.5	(3.4)	(12.3)
Realized (gain) loss included in net earnings (loss), net of taxes of $2.7, $0.4 and $0.6	4.9	(0.7)	1.0

	18.4	(4.1)	(11.3)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss), net of taxes of $2.7, $0 and $1.0	(5.0)	(5.2)	(1.9)
Realized (gain) loss included in net earnings (loss), net of taxes of $2.0, $0 and $1.2	3.7	5.2	2.2

	(1.3)	—	0.3

Comprehensive income (loss)	$59.1	$(29.8)	$71.1

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2003, 2004 and 2005

							Unrealized
						Unrealized	Gain
						Gain (Loss)	(Loss) on
					Foreign	on Securities	Derivative		Unearned
	Common Stock		Additional		Currency	Available for	Instruments,	Treasury	Portion of	Total
			Paid-in	Retained	Translation	Sale, Net of	Net of	Stock,	Stock-Based	Stockholders’
	Shares	Amount	Capital	Earnings	Adjustment	Taxes	Taxes	at Cost	Compensation	Equity

	(In millions)
Balance, March 31, 2002	249.0	$2.5	$536.9	$1,126.6	$(17.4)	$(2.0)	$0.6	$(135.2)	$(5.4)	$1,506.6
Net earnings (loss)	—	—	—	48.0	—	—	—	—	—	48.0
Foreign currency translation adjustment	—	—	—	—	(6.0)	—	—	—	—	(6.0)
Treasury stock purchases	—	—	—	—	—	—	—	(211.6)	—	(211.6)
Shares issued/forfeited for stock-based compensation	—	—	0.1	(30.7)	—	—	—	56.7	—	26.1
Earned portion of stock-based compensation	—	—	—	—	—	—	—	—	3.2	3.2
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	13.5	—	—	—	13.5
Realized (gain) loss on securities available for sale	—	—	—	—	—	4.9	—	—	—	4.9
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	—	(5.0)	—	—	(5.0)
Realized (gain) loss on derivative instruments	—	—	—	—	—	—	3.7	—	—	3.7

Balance, March 31, 2003	249.0	2.5	537.0	1,143.9	(23.4)	16.4	(0.7)	(290.1)	(2.2)	1,383.4
Net earnings (loss)	—	—	—	(26.8)	—	—	—	—	—	(26.8)
Foreign currency translation adjustment	—	—	—	—	1.1	—	—	—	—	1.1
Treasury stock purchases	—	—	—	—	—	—	—	(170.1)	—	(170.1)
Shares issued/forfeited for stock-based compensation	—	—	0.2	(8.3)	—	—	—	38.5	(0.8)	29.6
Earned portion of stock-based compensation	—	—	—	—	—	—	—	—	2.1	2.1
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	(3.4)	—	—	—	(3.4)
Realized (gain) loss on securities available for sale	—	—	—	—	—	(0.7)	—	—	—	(0.7)
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	—	(5.2)	—	—	(5.2)
Realized (gain) loss on derivative instruments	—	—	—	—	—	—	5.2	—	—	5.2

Balance, March 31, 2004	249.0	2.5	537.2	1,108.8	(22.3)	12.3	(0.7)	(421.7)	(0.9)	1,215.2
Net earnings (loss)	—	—	—	75.3	—	—	—	—	—	75.3
Foreign currency translation adjustment	—	—	—	—	6.8	—	—	—	—	6.8
Treasury stock purchases	—	—	—	—	—	—	—	(87.0)	—	(87.0)
Shares issued/forfeited for stock-based compensation	—	—	(3.7)	(15.8)	—	—	—	49.4	(1.5)	28.4
Earned portion of stock-based compensation	—	—	—	—	—	—	—	—	3.9	3.9
Tax benefit of stock-based compensation	—	—	17.3	—	—	—	—	—	—	17.3
Stock options issued in connection with an acquisition	—	—	20.9	—	—	—	—	—	(8.0)	12.9
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	(12.3)	—	—	—	(12.3)
Realized (gain) loss on securities available for sale	—	—	—	—	—	1.0	—	—	—	1.0
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	—	(1.9)	—	—	(1.9)
Realized (gain) loss on derivative instruments	—	—	—	—	—	—	2.2	—	—	2.2

Balance, March 31, 2005	249.0	$2.5	$571.7	$1,168.3	$(15.5)	$1.0	$(0.4)	$(459.3)	$(6.5)	$1,261.8

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Cash flows from operating activities:
Net earnings (loss)	$48.0	$(26.8)	$75.3
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Acquired research and development and merger-related costs and compensation charges	12.6	1.0	4.0
Depreciation and amortization	248.3	259.4	221.7
(Gain) loss on sale or impairment of technology assets and investments	18.0	0.3	2.6
Impairment of goodwill	—	—	3.7
(Gain) loss on sale/disposal of property and equipment	—	3.8	(0.1)
(Gain) loss on previously securitized finance receivables	—	—	(8.0)
Provision for uncollectible accounts receivable and finance receivables	4.0	(5.3)	(5.4)
Deferred income tax provision (benefit)	10.8	(35.9)	(33.4)
Earned portion of stock-based compensation	2.6	2.1	3.9
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	27.5	28.5	0.9
(Increase) decrease in finance receivables	(25.9)	(5.4)	54.1
(Increase) decrease in income taxes receivable	52.1	2.3	3.3
Increase (decrease) in current and long-term deferred revenue	194.0	222.9	223.8
Increase (decrease) in payable to third-party financing institutions for finance receivables	39.3	(11.2)	(7.5)
Increase (decrease) in accrued exit costs	(1.9)	68.6	(27.4)
Change in other operating assets and liabilities	(23.8)	(5.6)	(9.6)

Net cash provided by (used in) operating activities	605.6	498.7	501.9

Cash flows from investing activities:
Debtor-in-possession financing provided to Peregrine Systems, Inc.	(53.8)	—	—
Proceeds from debtor-in-possession financing provided to Peregrine Systems, Inc.	53.8	—	—
Cash paid for technology acquisitions and other investments, net of cash acquired	(408.2)	(53.8)	(266.1)
Cash receipts from previously securitized finance receivables	—	—	10.0
Purchases of marketable securities	(134.1)	(322.3)	(190.9)
Proceeds from maturities/sales of marketable securities	403.9	229.3	330.5
Purchases of property and equipment	(23.6)	(50.4)	(57.7)
Capitalization of software development costs	(88.2)	(53.3)	(61.7)
Other investing activities	0.7	2.1	1.3

Net cash provided by (used in) investing activities	(249.5)	(248.4)	(234.6)

Cash flows from financing activities:
Payments on capital leases	—	(3.2)	(5.1)
Payments on borrowings	(1.2)	—	—
Treasury stock acquired	(211.6)	(170.1)	(87.0)
Stock options exercised and other	26.1	29.6	28.4

Net cash provided by (used in) financing activities	(186.7)	(143.7)	(63.7)

Effect of exchange rate changes on cash	0.7	5.6	4.2

Net change in cash and cash equivalents	170.1	112.2	207.8
Cash and cash equivalents, beginning of year	330.0	500.1	612.3

Cash and cash equivalents, end of year	$500.1	$612.3	$820.1

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1.0	$2.0
Cash paid for income taxes, net of amounts refunded	$(43.6)	$14.8	$12.8
Stock options issued and liabilities assumed in acquisitions	$74.3	$10.4	$37.5
Capital lease obligation for computer hardware	$—	$17.1	$4.3
The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations
      BMC Software, Inc. and its majority-owned subsidiaries (collectively, the Company or BMC Software) develop software that provides systems and service management solutions primarily for large enterprises. BMC Software markets, sells and supports its solutions primarily through its sales offices around the world, as well as through its relationships with independent partners. The Company also provides maintenance, enhancement and support (collectively, maintenance) for its products and performs software implementation, integration and education services for its customers. Numerous factors affect the Company’s operating results, including general economic conditions, market acceptance and demand for its products, its ability to develop new products, rapidly changing technologies and competition. For a discussion of certain of these important factors, see the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Risks and Uncertainties.

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
      Beginning in the year ended March 31, 2005, the costs of license and maintenance revenues have been presented separately in the consolidated statements of operations and comprehensive income (loss). All periods presented have been reclassified for consistency. Certain other amounts previously reported have also been reclassified to provide comparability among the years reported.

(d)	Cash and Cash Equivalents
      The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2004 and 2005, the Company’s cash equivalents were comprised primarily of money market funds. The Company’s cash equivalents are subject to potential credit risk. The Company’s cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

(e)	Trade and Finance Receivables
      In the ordinary course of business, the Company extends credit to its customers. Trade receivables and those finance receivables that the Company has the intent and ability to hold are recorded at their outstanding principal balances, adjusted for interest receivable to date, if applicable, and adjusted by the allowance for doubtful accounts. Interest income on finance receivables is recognized using the effective interest method and is recorded as interest and other income, net in the consolidated statements of operations and comprehensive income (loss). In estimating the allowance for doubtful accounts, the Company considers the length of time receivable balances have been outstanding, historical write-off experience, current economic conditions and customer-specific information. When the Company ultimately concludes that a receivable is

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
uncollectible, the balance is charged against the allowance for doubtful accounts. As of March 31, 2004 and 2005, the allowance for doubtful trade accounts receivable was $12.1 million and $7.5 million, respectively, and the allowance for doubtful trade finance receivables was $2.6 million and $0.5 million, respectively. Bad debt expense for the years ended March 31, 2003, 2004 and 2005 was $4.0 million, ($5.3) million and ($5.4) million, respectively.
      Most of the Company’s finance receivables are transferred to financial institutions. Such transfers are executed on a non-recourse basis through individual transfers, as discussed further in Note 4 — Trade Finance Receivables. Finance receivables to be transferred are recorded at the lower of outstanding principal balance, adjusted for interest receivable to date, or fair value, as determined on an individual receivable basis. As such finance receivables are typically transferred less than three months after origination, the outstanding principal balance typically approximates fair value. Finance receivables to be transferred as of March 31, 2004 and 2005 have been aggregated with current and long-term finance receivables in the accompanying consolidated balance sheets at those dates.

(f)	Long-Lived Assets

Property and Equipment —
      Property and equipment are stated at cost. Depreciation on property and equipment, with the exception of buildings, leasehold improvements and land, is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Depreciation on buildings is recorded using the straight-line method over the useful lives of the components of the buildings, which primarily range from 20 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets, which range from three to ten years. Land is not depreciated.
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
      A summary of property and equipment is as follows:

	March 31,

	2004	2005

	(In millions)
Land	$27.0	$27.0
Buildings and leasehold improvements	321.7	329.3
Computers, software, furniture and equipment	358.4	375.9
Projects in progress	16.2	10.3

	723.3	742.5
Less accumulated depreciation and amortization	(327.3)	(358.8)

Net property and equipment	$396.0	$383.7

      Depreciation expense recorded during the years ended March 31, 2003, 2004 and 2005, was $69.3 million, $87.8 million and $69.5 million, respectively.
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

Software Development Costs —
      Costs of internally developed software are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The capitalized software costs are amortized over the products’ estimated economic lives, which are typically three years, beginning when the underlying products are available for general release to customers. Each quarter, the Company analyzes the realizability of its recorded software assets under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The amortization of capitalized software development costs, including amounts accelerated for products that were not expected to generate sufficient future revenues to realize their carrying values, is included in cost of license revenues in the consolidated statements of operations and comprehensive income (loss). The following table summarizes the amounts capitalized and amortized during the years ended March 31, 2003, 2004 and 2005.

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Software development costs capitalized	$(88.2)	$(53.3)	$(61.7)
Total amortization	107.6	107.5	74.9

Net impact on operating expenses	$19.4	$54.2	$13.2

Accelerated amortization included in total amortization above	$47.4	$19.1	$2.8
      The Company reviewed its product portfolio during the years ended March 31, 2002 and 2003 and discontinued certain products. To the extent that there were any capitalized software development costs remaining on the balance sheet related to these products, the Company accelerated the amortization to write off these balances. The continued need to accelerate amortization to maintain the Company’s capitalized software costs at net realizable value, the results of the valuation performed for the Remedy acquisition that indicated a three-year life was appropriate for that acquired technology and changes in the average life cycles for certain of our software products caused the Company to evaluate the estimated economic lives for its internally developed software products. As a result of this evaluation, the Company revised the estimated economic lives of certain products as of January 1, 2003, such that most products at that date would be amortized over an estimated life of three years. These changes in estimated economic lives resulted in an additional $12.4 million and $36.8 million of amortization expense in the years ended March 31, 2003 and 2004, respectively, and reduced basic and diluted earnings per share for the years ended March 31, 2003 and 2004 by $0.03 per share and $0.14 per share, respectively.

Acquired Technology, Goodwill and Intangible Assets
      Acquired technology, representing developed technology of acquired businesses, is stated at cost and is amortized on a straight-line basis over the products’ estimated economic lives, which are typically three years. Amortization expense for the years ended March 31, 2003, 2004, and 2005 was $54.0 million, $47.7 million and $54.4 million, respectively, and is included in cost of license revenues in the consolidated statements of operations and comprehensive income (loss). Each quarter, the Company analyzes the realizability of its acquired technology assets under the provisions of SFAS No. 86.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and other intangibles are stated at cost. All goodwill and those intangible assets with indefinite useful lives are not amortized, but rather are tested for impairment annually and when events or changes in circumstances indicate that the fair value of a reporting unit or intangible asset has been reduced below carrying value. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination, which are the reporting units to which the related acquired technology is assigned. The Company then determines the fair value of the reporting units with goodwill using a combination of the income and market approaches on an invested capital basis. The Company determines the amount of any impairment of intangible assets with indefinite lives using the income approach. Intangible assets with finite useful lives are amortized over those useful lives, which are typically two to four years, and are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As discussed in Note 5 — Goodwill and Intangible Assets, an impairment loss was recognized for certain goodwill assets during the year ended March 31, 2005.

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
      The Company accounts for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These standards require that every derivative instrument be recorded in the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction.
      The Company primarily uses forward exchange contracts and purchased option contracts to manage its foreign currency exchange risk. Forward exchange contracts are used to offset its exposure to certain foreign currency assets and liabilities. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of each month. These forward exchange contracts are not designated as hedges, and therefore, the changes in the fair values of these derivatives are recognized currently in earnings and are reported as a component of operating expenses, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The fair value associated with these forward exchange contracts at March 31, 2004 and 2005 was not material.
      Forward exchange contracts and purchased option contracts are used by the Company to hedge anticipated, but not firmly committed, sales transactions, and qualify as cash flow hedges. Probability weightings are applied to the forecasted quarterly sales amounts up to one year into the future, and contracts are purchased to hedge the foreign currency exchange risk on these weighted amounts with specified revenues being designated as the hedged item. At March 31, 2005, the Company was hedging forecasted transactions for periods not exceeding twelve months. At inception, these derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same line item as the hedged transaction. The fair value of a forward exchange contract represents the present value of the change in forward exchange rates times the notional amount of the derivative. The fair value of a purchased option contract is estimated using the Black-Scholes

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
option-pricing model. The fair value of these forward exchange contracts and purchased option contracts at March 31, 2004 and 2005 was $0.1 million and $0.5 million, respectively, and is included in other current assets in the consolidated balance sheets.
      On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the cash flows of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings. The balances in accumulated other comprehensive income (loss) related to derivative instruments as of March 31, 2005 are expected to be recognized in earnings over the next twelve months. During the years ended March 31, 2003, 2004 and 2005, the Company did not recognize any amounts in earnings due to hedge ineffectiveness, nor did the Company discontinue any cash flow hedges. General and administrative expenses included $2.2 million, $0.2 million and $(0.5) million for the fiscal years 2003, 2004 and 2005, respectively, related to premium, discount and time value realization from derivative financial instruments and unhedged immaterial foreign exchange exposures.
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

(h)	Treasury Stock
      The Company’s board of directors authorized the purchase of up to $1.0 billion in common stock ($500.0 million on April 24, 2000 and an additional $500.0 million on July 30, 2002). During the years ended March 31, 2003, 2004 and 2005, 13.5 million, 10.0 million and 5.3 million shares, respectively, were purchased for $211.6 million, $170.1 million and $87.0 million, respectively, under these authorizations.

(i)	Revenue Recognition and Deferred Revenue
      The Company generates revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and, to a lesser extent, providing professional services. The Company utilizes written contracts as the means to establish the terms and conditions by which the Company’s products, maintenance and services are sold to its customers.
      The Company recognizes revenue in accordance with AICPA SOP 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These Statements provide guidance on applying generally accepted accounting principles to recognizing revenue in software transactions. In applying these Statements, the Company recognizes software license fees upon meeting all of the following four criteria: execution of the signed contract, delivery of the underlying products to the customer and the acceptance of such products by the customer, determination that the software license fees are fixed or determinable and determination that collection of the software license fees is probable. If the Company determines that any one of the four criteria is not met, the Company will defer recognition of the software license revenue until the criteria are met, as required by SOPs 97-2 and 98-9. Maintenance revenues are recognized ratably over the terms of the arrangements, which terms primarily range from one to five years, on a straight-line basis. Revenues from license and maintenance transactions that are financed are generally recognized in the same manner as those requiring current payment, as the Company has a history of offering installment contracts to customers and successfully enforcing original payment terms without making concessions. Because the Company’s agents, distributors and resellers (collectively, resellers) act as the principals in the transactions with the end users of the Company’s software and the rewards of

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ownership are passed to the resellers upon the execution of the Company’s arrangement with them, the Company recognizes revenues from transactions with resellers on a net basis (the amount actually received by the Company from the resellers). In addition, the Company does not offer a right of return, rotation or price protection in its sales to resellers, and it is the Company’s policy to only accept orders from resellers that specifically name an end-user. On occasion, the Company has purchased goods or services for its operations from customers at or about the same time that the Company licensed software to these customers. License revenues from such transactions represent less than one percent of total license revenues in any period. Revenues from professional services are recognized as the services are performed.
      When several elements, including software licenses, maintenance and professional services, are sold to a customer through a single contract, the license revenues are recognized under the residual method, such that the consideration is allocated to the various other elements included in the agreement based upon the vendor-specific objective evidence of the fair value of those elements, with the residual being allocated to the licenses. Revenues allocated to the undelivered elements of a contract are deferred until such time as those elements are delivered, or in the case of maintenance, such revenues are recognized ratably over the maintenance term. The Company has established vendor-specific objective evidence of the fair value of its maintenance through the renewal rates in the contractual arrangements with its customers and through independent sales of maintenance at these stated renewal rates. These renewal rates reflect a consistent relationship by pricing maintenance as a percentage of the discounted or undiscounted license list price. Vendor-specific objective evidence of the fair value of professional services is based on the daily rates determined from the Company’s contracts for services alone, which are time-and-materials based. Accordingly, software license fees are recognized under the residual method for arrangements in which the software is licensed with maintenance and/or professional services, and where the maintenance and/or professional services are not essential to the functionality of the delivered software. In the event a contract contains multiple elements for which the Company has not established vendor-specific objective evidence of fair value, all revenues from the contract are deferred until such evidence is established or are recognized on a ratable basis.
      Deferred revenue is comprised of deferred maintenance, license and professional services revenues. Deferred maintenance revenue is not recorded on arrangements with trade payment terms until the related maintenance fees have been collected. The components of deferred revenue as of March 31, 2004 and 2005 are as follows:

	March 31,

	2004	2005

	(In millions)
Current:
Maintenance	$499.9	$563.4
License	132.6	170.3
Professional services	28.4	30.6

Total current deferred revenue	660.9	764.3
Long-term:
Maintenance and other	536.5	631.1
License	204.2	236.9

Total long-term deferred revenue	740.7	868.0

Total deferred revenue	$1,401.6	$1,632.3

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j)	Costs of License and Maintenance Revenues
      The cost of license revenues is primarily comprised of the amortization of capitalized software development costs and the amortization of acquired technology obtained through business combinations. The cost of license revenues for the years ended March 31, 2004 and 2005 also included a portion of the severance and facilities costs related to exit activities discussed in Note 11 — Exit Activities and Related Costs. The cost of license revenues for the years ended March 31, 2003, 2004 and 2005 consisted of the following:

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Amortization of capitalized software development costs	$107.6	$107.5	$74.9
Amortization of acquired technology	54.0	47.7	54.4
Expenses related to exit activities	—	12.2	(0.8)
Other	2.4	2.1	1.8

	$164.0	$169.5	$130.3

      The cost of maintenance revenues is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance, enhancement and support services to the Company’s customers. The cost of maintenance revenues for the years ended March 31, 2004 and 2005 also included a portion of the severance and facilities costs related to exit activities discussed in Note 11 — Exit Activities and Related Costs. The cost of maintenance revenues for the years ended March 31, 2003, 2004 and 2005 consisted of the following:

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Cost of maintenance services	$167.0	$186.2	$182.2
Expenses related to exit activities	—	20.5	(1.9)
Other	3.9	3.6	4.4

	$170.9	$210.3	$184.7

(k)	Sales Commissions
      The Company pays commissions to its direct sales force related to its revenue transactions under commission plans established annually. The Company defers sales commission expense that is directly related to license and maintenance revenues that are deferred. After initial deferral, these commissions are recognized as selling and marketing expenses in the consolidated statements of operations and comprehensive income (loss) over the terms of the related customer contracts, in proportion to the recognition of the associated revenues. The commission payments, which are typically paid in full in the month following execution of the customer contracts, are a direct and incremental cost of the revenue arrangements. The deferred commissions as of March 31, 2003, 2004 and 2005 to be recognized as expense in the future were $5.0 million, $14.0 million and $58.8 million, respectively.

(l)	Stock-Based Compensation
      The Company has numerous stock plans that provide for the grant of common stock options and restricted stock to employees and directors of the Company, which are described more fully in Note 7 — Stock Incentive Plans. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, which is generally the grant date, less the

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount the grantee is required to pay to acquire the stock. Alternatively, SFAS No. 123, “Accounting for Stock-Based Compensation,” employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but rather, permits continued application of APB Opinion No. 25. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based employee compensation granted. Awards granted with graded vesting are accounted for as one award and accordingly, the total expense measured for the grant is taken evenly over the entire vesting period. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company’s common stock on the date of grant, no compensation expense is recorded.
      For the years ended March 31, 2003, 2004 and 2005, the Company recorded compensation expense of $3.2 million, $2.1 million and $1.3 million, respectively, for restricted stock grants. The Company was not required to record compensation expense for stock option grants and stock issued under the employee stock purchase plan (the Purchase Plan) during the same periods, except for the unvested replacement stock options issued as consideration in the Marimba acquisition as discussed in Note 2 — Business Combinations. For the year ended March 31, 2005, the Company recorded compensation expense of $2.6 million related to these options. The weighted average grant date fair value per share of restricted stock grants was $18.61 and $15.95 for the years ended March 31, 2004 and 2005, respectively. The Company did not grant restricted stock during the year ended March 31, 2003.
      The compensation expense recorded for restricted stock grants under the intrinsic value method is consistent with the expense that would be recorded under the fair value-based method. Had the compensation cost for the Company’s employee stock option grants and stock issued under the Purchase Plan been determined based on the grant date fair values of awards estimated using the Black-Scholes option pricing model, which is consistent with the method described in SFAS No. 123, the Company’s reported net earnings (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

	Years Ended March 31,

	2003	2004	2005

	(In millions, except per
	share data)
Net earnings (loss):
As Reported	$48.0	$(26.8)	$75.3
Add stock-based employee compensation expense included in net earnings (loss) as reported of $3.2, $2.1 and $3.9, net of related tax effects	2.3	1.8	2.5
Deduct stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(64.7)	(107.5)	(92.9)

Pro Forma	$(14.4)	$(132.5)	$(15.1)

Basic earnings (loss) per share:
As Reported	$0.20	$(0.12)	$0.34
Pro Forma	$(0.06)	$(0.58)	$(0.07)
Diluted earnings (loss) per share:
As Reported	$0.20	$(0.12)	$0.34
Pro Forma	$(0.06)	$(0.58)	$(0.07)

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In computing the above pro forma amounts, the fair values of each option grant and each purchase right under the employee stock purchase plan are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended March 31, 2003, 2004 and 2005, respectively: risk-free interest rate of 3.11%, 2.66% and 3.42%, expected life of 5 years for options and 6 months for employee stock purchase plan shares, expected volatility of 77%, 77%, and 71% and no expected dividend yields. The weighted average grant date fair value per share of options granted with exercise prices equal to the market value of the Company’s common stock on the date of grant during the years ended March 31, 2003, 2004 and 2005 was $10.74, $9.11 and $9.64, respectively. The weighted average grant date fair value per share of the unvested replacement options issued below fair market value as consideration in the Marimba acquisition during the year ended March 31, 2005 was $10.69. The weighted average grant date fair value per share of purchase rights granted under the Purchase Plan during the years ended March 31, 2003, 2004 and 2005 was $5.08, $4.20 and $4.33, respectively.
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on SFAS No. 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company plans to adopt SFAS No. 123(R) using the modified prospective method. In April 2005, the Securities and Exchange Commission issued a rule delaying the required adoption date for SFAS No. 123(R) to the first interim period of the first fiscal year beginning on or after June 15, 2005. The Company will adopt SFAS No. 123(R) as of April 1, 2006, the beginning of our fiscal year ending March 31, 2007.
      As permitted by SFAS No. 123 and discussed above, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options, as the exercise prices of options granted are generally equal to the quoted market price of the Company’s common stock on the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings (loss) and earnings (loss) per share above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In general, this requirement would reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the excess tax deductions recorded in fiscal 2005 were $17.3 million. The Company did not recognize any such tax benefits in fiscal 2003 and 2004.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m)	Earnings Per Share
      Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the years ended March 31, 2003, 2004 and 2005, the treasury stock method effect of 30.6 million, 27.4 million and 23.9 million weighted options, respectively, has been excluded from the calculation of diluted EPS as it is anti-dilutive. The following table summarizes the basic and diluted EPS computations for the years ended March 31, 2003, 2004 and 2005:

	Years Ended March 31,

	2003	2004	2005

	(In millions, except
	per share amounts)
Basic earnings (loss) per share:
Net earnings (loss)	$48.0	$(26.8)	$75.3

Weighted average number of common shares	236.9	226.7	222.0

Basic earnings (loss) per share	$0.20	$(0.12)	$0.34

Diluted earnings (loss) per share:
Net earnings (loss)	$48.0	$(26.8)	$75.3

Weighted average number of common shares	236.9	226.7	222.0
Incremental shares from assumed conversions of stock options and other dilutive securities	1.0	—	2.0

Adjusted weighted average number of common shares	237.9	226.7	224.0

Diluted earnings (loss) per share	$0.20	$(0.12)	$0.34

(n)	Comprehensive Income (Loss)
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

(o)	Variable Interest Entities
      FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” addresses consolidation of variable interest entities (VIE). FIN 46(R) expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires variable interest entities (which include, but are not limited to, special-purpose entities) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46(R) provides that if an entity is a primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. The adoption of FIN 46(R) has not had a material effect on the Company’s financial position, results of operations or cash flows.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Business Combinations
      The Company accounts for its business combinations in accordance with SFAS No. 141, “Business Combinations,” which addresses financial accounting and reporting for business combinations and requires that all such transactions be accounted for using the purchase method. Under the purchase method of accounting for business combinations, the aggregate purchase price for the acquired business is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.
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

      Of the $176.0 million of acquired intangible assets, $20.0 million was assigned to tradenames that are not subject to amortization and $12.0 million, or 3% of the purchase price, was assigned to research and development assets that were written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” as discussed below. Those write-offs are reflected as acquired research and development in the consolidated statements of operations and comprehensive income (loss) for the year ended March 31, 2003. The amount allocated to tradenames consists primarily of the estimated fair value of the Remedy and Action Request System names. Tradenames will not be amortized because the assets have indefinite remaining useful lives, but will be reviewed periodically for impairment.
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

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The $199.0 million of goodwill was assigned to the Service Management segment and all of that amount is expected to be deductible for tax purposes. Goodwill recorded in the United States is deductible at the federal statutory rate of 35%. Goodwill recorded in international locations is also deductible, but the deduction will not be material because of low tax rates in these jurisdictions. Factors that contributed to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future Remedy technology, support personnel to provide the maintenance services related to Remedy products and a trained sales force capable of selling current and future Remedy products, the opportunity to cross-sell Remedy and BMC Software products to existing customers and the positive reputation that Remedy has in the market.
      As discussed above, the Company allocated $12.0 million of the purchase price to in-process research and development projects. The amount allocated represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended, related to Remedy’s incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. At the acquisition date, Remedy was conducting design, development, engineering and testing activities associated with the completion of next-generation core and application technologies to address emerging market demands in the service management market.
      The following unaudited pro forma results of operations for the year ended March 31, 2003 are as if the acquisition of Remedy had occurred at the beginning of that period. The unaudited pro forma financial information includes acquired technology charges of $12.0 million related to the Remedy acquisition. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future (in millions, except per share data).

Year Ended
March 31,
2003

Revenues	$1,461.6
Net earnings (loss)	$34.2
Basic EPS	$0.14
Diluted EPS	$0.14
      On March 20, 2003, the Company acquired all of the outstanding shares of IT Masters International S.A. (IT Masters) for $42.5 million in cash. In accordance with the purchase agreement, the cash purchase price was adjusted to $44.5 million subsequent to March 31, 2003. IT Masters focuses on service management technology that allows customers to model and visualize information technology infrastructure components correlated with the ultimate services they deliver. The aggregate purchase price was $45.3 million, including cash consideration of $44.5 million and direct costs of the transaction. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
IT Masters. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

March 20,
2003

(In millions)
Current assets	$3.1
Property and equipment and other long-term assets	0.3
Intangible assets	14.4
Goodwill	33.6

Total assets acquired	51.4

Current liabilities	(6.1)

Net assets acquired	$45.3

      The $14.4 million of acquired intangible assets have an estimated weighted-average useful life of three years, and include $11.2 million of acquired technology with an estimated weighted-average economic life of three years, $2.8 million of customer relationships with an estimated weighted-average useful life of three years and $0.4 million of non-compete agreements with a weighted average useful life of two years. Acquired technology, which consists of products that have reached technological feasibility, primarily relates to IT Masters’ MasterCell and MasterAR Suite products. Customer relationships represent the benefit to be derived from IT Masters’ existing license and maintenance customer base. At the acquisition date, there were no projects that had progressed to a degree that would enable the fair value of the in-process research and development to be estimated with reasonable reliability and therefore no value was allocated to in-process research and development.
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
      On February 2, 2004, the Company acquired the assets of Magic from Network Associates for $49.3 million in cash plus the assumption of certain liabilities of Magic. The aggregate purchase price was $49.5 million, including cash consideration of $49.3 million and direct costs of the transaction. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of certain assets of Magic. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

February 2,
2004

(In millions)
Current assets	$9.7
Property and equipment and other long-term assets	0.7
Intangible assets	22.0
Goodwill	27.5

Total assets acquired	59.9

Current liabilities	(10.4)

Net assets acquired	$49.5

      The $22.0 million of acquired intangible assets includes $1.0 million of in-process research and development discussed below and $21.0 million of amortizable intangible assets with an estimated weighted-average useful life of three years, including $8.7 million of acquired technology with an estimated weighted-average economic life of three years, $10.6 million of customer relationships with an estimated weighted-average useful life of three years and $1.7 million of tradenames with a weighted average useful life of three years. Acquired technology, which consists of products that have reached technological feasibility, primarily relates to Magic’s Service Desk and Help Desk IQ products. Customer relationships represent the benefit to be derived from Magic’s existing license and maintenance customer base. The amount allocated to tradenames consists primarily of the estimated fair value of the Magic name.
      The $27.5 million of goodwill was assigned to the Service Management segment and all of that amount is expected to be deductible for tax purposes. The goodwill is recorded in international locations and the deduction will not be material because of low tax rates in these jurisdictions. Factors that contributed to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future technology, support personnel to provide the maintenance services related to Magic products and a trained sales force capable of selling current and future products, the opportunity to leverage Remedy’s leadership position in the IT service management market and the positive reputation that Magic has in the market.
      The Company allocated $1.0 million (2% of the purchase price) to in-process research and development projects. The amount allocated represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended, related to Magic’s incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date and are reflected as acquired research and development in the consolidated statement of operations and comprehensive income (loss) for the year ended March 31, 2004. At the acquisition date, Magic was conducting design, development, engineering and testing activities associated with the completion of its Service Desk version 8.
      On July 15, 2004, the Company acquired all of the outstanding shares of Marimba, Inc. (Marimba) for cash of $230.3 million and exchanged 2.3 million BMC Software common stock options with a fair value of $20.9 million for all of Marimba’s outstanding options. Marimba focuses on IT asset discovery and asset, change and configuration management, which are intended to strengthen the Company’s Business Service Management (BSM) related offerings. The fair value of the options issued is included in the aggregate purchase price for the acquisition and was determined using the Black-Scholes option pricing model and the average market price of the Company’s common shares over the five-day period up to and including the

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
closing date of the acquisition. The $8.0 million portion of the intrinsic value of unvested options issued that will be earned over the remaining vesting periods of those options has been allocated to unearned compensation cost and will be recognized as compensation expense over the remaining vesting periods of the options for those options that ultimately vest. During the year ended March 31, 2005, tax benefits of $1.7 million related to the exercise of vested options exchanged at the acquisition date have been recorded as a reduction of the aggregate purchase price for the acquisition.
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

July 15,
2004

(In millions)
Cash and short-term marketable securities	$38.1
Other current assets	13.3
Long-term marketable securities	15.2
Property and equipment and other long-term assets	19.4
Intangible assets	40.2
Goodwill	147.4

Total assets acquired	273.6

Current liabilities	(14.0)
Long-term liabilities	(12.3)

Total liabilities	(26.3)

Unearned compensation cost	8.0

Net assets acquired	$255.3

      Of the $40.2 million of acquired intangible assets, $38.4 million of those assets have an estimated weighted-average useful life of three and one half years, and include $20.0 million of acquired technology with an estimated weighted-average economic life of three years and $18.4 million of customer relationships with an estimated weighted-average useful life of four years. The estimated fair value of acquired technology, which consists of products that have reached technological feasibility, primarily relates to Marimba’s Report Center and Application Management products and the infrastructure over which all Marimba products are developed. Customer relationships represent the benefit to be derived from Marimba’s existing license, maintenance and professional services customer base. In addition, $1.8 million was assigned to tradenames that are not subject to amortization, primarily related to the estimated fair value of the Marimba name. Tradenames will not be amortized because the assets have indefinite remaining useful lives but will be reviewed periodically for impairment. At the acquisition date, there were no projects that had progressed to a degree that would enable the fair value of the in-process research and development to be estimated with reasonable reliability, and therefore, no value was allocated to in-process research and development.
      The $147.4 million of goodwill was assigned to the Service Management segment and none of that amount is expected to be deductible for tax purposes. Factors that contributed to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future Marimba technology, support personnel to provide the maintenance services related to Marimba products and a trained sales force capable of selling current and future Marimba products, the

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
opportunity to cross-sell Marimba and BMC Software products to existing customers and the positive reputation that Marimba has in the market.
      The following unaudited pro forma results of operations for the years ended March 31, 2004 and 2005 are as if the acquisition of Marimba had occurred at the beginning of each period presented. The unaudited pro forma financial information for the year ended March 31, 2004, includes material non-recurring charges of $124.2 million related to severance, facilities and depreciation expenses as a result of exit activities during that year. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

	Years Ended March 31,

	2004	2005

	(In millions, except
	per share data)
Revenues	$1,457.7	$1,474.8
Net earnings (loss)	$(38.9)	$72.5
Basic EPS	$(0.17)	$0.33
Diluted EPS	$(0.17)	$0.32
      On July 6, 2004, the Company acquired all the outstanding shares of Viadyne Corporation. The aggregate purchase price was $5.9 million in cash, including direct deal costs, and was allocated as follows: $2.7 million to acquired technology with a weighted average estimated life of three years, $1.1 million to other intangibles with a weighted average estimated life of 2.75 years, $0.8 million to goodwill, $0.2 million to in-process research and development and $1.1 million to tangible assets acquired, net of liabilities assumed.
      On January 21, 2005, the Company acquired all the outstanding shares of Calendra, SA. The aggregate purchase price was $34.0 million in cash, including direct deal costs, and was allocated as follows: $5.3 million to acquired technology with a weighted average estimated life of three years, $2.4 million to customer relationships with a weighted average estimated life of three years, $23.2 million to goodwill, $3.0 million to in-process research and development and $0.1 million to tangible assets acquired, net of liabilities assumed.
      On March 21, 2005, the Company acquired certain assets and assumed certain liabilities of OpenNetwork Technologies, Inc. The aggregate purchase price was $18.4 million in cash, including direct deal costs, and was allocated as follows: $5.7 million to acquired technology with a weighted average estimated life of three years, $2.9 million to customer relationships with a weighted average estimated life of three years, $8.4 million to goodwill, $0.8 million to in-process research and development and $0.6 million to tangible assets acquired, net of liabilities assumed.
      The Company completed other immaterial acquisitions during the years ended March 31, 2004 and 2005, which were accounted for under the purchase method. The aggregate purchase prices for these transactions totaled $2.8 million and $3.0 million in cash, respectively, and were allocated to acquired technology.
      In making its purchase price allocations to in-process research and development for all acquisitions accounted for under the purchase method, the Company considered present value calculations of income, analyses of project accomplishments and remaining outstanding items, assessments of overall contributions, as well as project risks. The values assigned to purchased in-process technology were determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by BMC Software and its competitors. The resulting net cash flows from such projects are based on the Company’s estimates of cost of sales, operating expenses and income taxes from such projects.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In making its purchase price allocations to assumed maintenance obligations at the acquisition dates, the Company estimated the fair values of these obligations to be the cost expected to be incurred to perform the obligations under the maintenance contracts, plus a reasonable profit associated with the performance effort. The projected costs were estimated based on historical costs of the acquired companies for providing software support and problem resolution services, patches and bug fixes. The reasonable profit was estimated based on profit percentages excluding selling costs for comparable companies in the IT service industry. The fair value of these obligations was recorded as deferred maintenance revenue and is recognized as maintenance revenues from the acquisition date over the terms of the assumed maintenance agreements.
      The estimates used in valuing all acquired intangible assets, including in-process research and development, and assumed maintenance obligations were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results used to determine fair value.
      The results of the acquired companies above have been included in the Company’s consolidated financial statements since each of the companies’ respective acquisition dates.

(3)	Marketable Securities
      Management determines the appropriate classification of investments in marketable debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Prior to December 31, 2002, the Company had the ability and positive intent to hold most of its debt securities to maturity and, thus, had classified these securities as “held to maturity” pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” On December 31, 2002, the Company reclassified its held-to-maturity portfolio to the available-for-sale portfolio. The amortized cost of the transferred securities was $396.1 million at the date of the reclassification. When the securities were transferred to the available-for-sale portfolio, a net unrealized gain of $15.8 million was recorded as a component of accumulated other comprehensive income (loss). The transfer of securities from the held-to-maturity portfolio was made to increase the Company’s flexibility to react to the unprecedented volatility in the debt securities markets that developed over the quarters preceding the date of the transfer. Securities classified as “available for sale” are carried at estimated fair value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss). As of March 31, 2004 and 2005, the Company held no securities classified as “held to maturity” or “trading” securities. Realized and unrealized gains and losses are calculated using the specific identification method.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tables below summarize the Company’s total marketable securities portfolio as of March 31, 2004 and 2005.
Available-for-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In millions)
2004
Maturities within 1 year:
Municipal bonds	$51.4	$0.7	$—	$52.1
Corporate bonds	58.7	1.2	—	59.9
Euro bonds	24.2	0.6	—	24.8
Mortgage securities	50.0	1.0	—	51.0
Mutual funds and other	110.3	—	(1.5)	108.8

Total maturities within 1 year	$294.6	$3.5	$(1.5)	$296.6

Maturities from 1-5 years:
Municipal bonds	$2.7	$0.1	$—	$2.8
Corporate bonds	191.8	10.0	—	201.8
Euro bonds	72.9	4.3	—	77.2
Mutual funds and other	19.7	2.6	—	22.3

Total maturities from 1-5 years	$287.1	$17.0	$—	$304.1

Available-for-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(In millions)
2005
Maturities within 1 year:
Municipal bonds	$2.7	$—	$—	$2.7
Agency bonds	5.9	—	—	5.9
Corporate bonds	36.8	0.3	—	37.1
Euro bonds	9.9	0.2	—	10.1
Mortgage securities	49.9	1.6	—	51.5
Other	1.4	—	—	1.4

Total maturities within 1 year	$106.6	$2.1	$—	$108.7

Maturities from 1-5 years:
Agency bonds	$58.7	$—	$(1.3)	$57.4
Corporate bonds	205.6	1.6	(3.3)	203.9
Euro bonds	69.6	0.9	(0.8)	69.7
Mutual funds and other	20.9	2.4	—	23.3

Total maturities from 1-5 years	$354.8	$4.9	$(5.4)	$354.3

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s mortgage securities and certain mutual funds are classified according to the stated maturities of the underlying securities.
      The following table shows the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses as of March 31, 2004 and 2005 that are not deemed to be other-than-temporarily impaired. All marketable securities with unrealized losses as of March 31, 2004 and 2005 had been in a continuous unrealized loss position for less than 12 months as of those dates.

		Gross
	Fair	Unrealized
	Value	Losses

	(In millions)
2004
Mutual funds and other	$108.8	$(1.5)

2005
Agency bonds	$63.3	$(1.3)
Corporate bonds	119.1	(3.3)
Euro bonds	30.3	(0.8)

Total	$212.7	$(5.4)

      BMC Software reviews its marketable securities routinely for other-than-temporary impairment. The primary factors used to determine if an impairment charge must be recorded because a decline in the fair value of a marketable security is other than temporary include whether: (i) the fair value of the investment is significantly below the Company’s cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.
      At March 31, 2005, all marketable securities with unrealized losses were debt securities. The contractual terms of these investments do not permit the issuer to settle them at a price less than the amortized cost of the investments. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.
      Sales of available-for-sale securities for the years ended March 31, 2003, 2004 and 2005 were as follows:

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Proceeds from sales	$110.9	$48.8	$151.5
Gross realized gains	2.9	1.4	1.2
Gross realized losses	(1.9)	(0.3)	(2.8)
      Also during the year ended March 31, 2003, the Company determined that certain marketable securities had experienced declines in their fair value below their cost that were other than temporary. These securities were written down to fair value and the resulting loss of $13.4 million was included in gain (loss) on marketable securities and other investments in the consolidated statements of operations and comprehensive income (loss) for the year ended March 31, 2003.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the year ended March 31, 2003, certain held-to-maturity securities were sold due to significant deterioration in the issuers’ creditworthiness. The amortized cost of the securities at the time of sale was $5.0 million, and the related realized losses of $0.3 million were included in gain (loss) on marketable securities and other investments in the consolidated statements of operations and comprehensive income (loss) for the year ended March 31, 2003.

(4)	Trade Finance Receivables
      Trade finance receivables arise in the ordinary course of business to accommodate customers’ cash flow objectives. Most of the trade finance receivables entered into by the Company are transferred to financial institutions. Such transfers are executed on a non-recourse basis through individual transfers. BMC Software utilizes a financial subsidiary and various wholly owned special purpose entities in these transfers. These entities are fully consolidated in the Company’s financial position and results of operations. The Company records such transfers as sales of the related accounts receivable when the Company is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the years ended March 31, 2003, 2004 and 2005, the Company transferred finance receivables of $376.8 million, $288.7 million and $247.4 million, respectively, which approximated fair value, to financial institutions on a non-recourse basis.
      During the year ended March 31, 2003, the Company securitized trade finance receivables from customers with investment-grade credit ratings through two special purpose entities sponsored by third-party financial institutions. The entities are multi-seller conduits (the “conduit entities”) with access to commercial paper markets that purchase interests in similar receivables from numerous other unrelated companies, as well as BMC Software. In a securitization transaction, the Company sold a pool of financed receivables to a wholly owned special purpose entity. This special purpose entity then sold a senior interest in the receivables at a discount to a conduit entity in exchange for cash. Though wholly owned and consolidated by BMC Software, the special purpose entity’s assets are legally isolated from the Company’s general creditors, and the conduit entities’ investors have no recourse to the Company’s other assets for the failure of the Company’s customers to pay when due. BMC Software has no ownership in either of the conduit entities, has no voting influence over the conduit entities’ operating and financial decisions and has no involvement in the management of the conduit entities. Additionally none of BMC Software’s officers or employees is in involved in the management of the conduit entities. The securitization arrangements did not result in the Company having variable interests in the conduit entities. As a result, BMC Software does not consolidate the conduit entities. Of the finance receivables that the Company transferred during the year ended March 31, 2003, $97.9 million of software installment contracts were sold in securitization transactions.
      In April 2004, one of the conduit entities sold its interests in the Company’s outstanding securitized finance receivables to the other conduit entity, such that the senior interests in all of the Company’s outstanding securitized finance receivables were held by one conduit entity. In December 2004, the Company purchased the senior interests from the conduit entity at fair value, effectively terminating its securitization arrangements. The Company simultaneously transferred the outstanding finance receivables that had previously been securitized to an unaffiliated financial institution on a non-recourse basis through its existing financial subsidiary. This transfer was recorded as a sale in accordance with SFAS No. 140, and the Company realized a gain of $8.0 million representing the excess of the proceeds over the estimated fair value recorded for the previously subordinated interests. The gain is included in interest and other income, net in the consolidated statement of operations and comprehensive income (loss) for the year ended March 31, 2005. The Company does not expect to securitize trade finance receivables in the future but will continue to transfer such finance receivables on a non-recourse basis through individual transfers.
      When the Company sold receivables in securitizations, it retained a beneficial interest in the securitized receivables, which was subordinate to the interests of the investors in the conduit entities. The retained

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subordinate interests were measured and recorded at estimated fair value based on the present value of future expected cash flows estimated using management’s best estimates of the key assumptions, including expected credit losses and discount rates commensurate with the risks involved. The Company periodically reviewed the key assumptions and estimates used in determining the fair value of the retained subordinate interests. The value of the Company’s retained subordinate interests was subject to credit and interest rate risks on the transferred financial assets. As of March 31, 2004, the Company had retained subordinate interests with a fair value of $5.6 million, which was determined utilizing the following assumptions: no prepayments, expected credit losses of 2.9%, weighted average life of 1.2 years and an average discount rate of 7.3%. The gain or loss on sale of the receivables through securitization depended in part on the previous carrying amount of the receivables involved in the transfer, allocated between the assets sold and the retained subordinate interests based on their relative fair values at the date of transfer. In the year ended March 31, 2003, the Company recognized pretax gains of $2.3 million on such securitizations and received $99.2 million in proceeds from the conduit entities. As of March 31, 2004, the total principal amount outstanding for all securitized receivables was $154.3 million.
      Prior to the purchase of previously securitized finance receivables discussed above, the Company utilized interest rate swaps with the objective of minimizing its interest rate exposure on the retained subordinate interests to immaterial levels. Upon the purchase of the previously securitized receivables, the Company settled its outstanding interest rate swaps.

(5)	Goodwill and Intangible Assets
      Intangible assets as of March 31, 2004 and 2005 were as follows:

	As of March 31,

	2004		2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

		(In millions)
Amortized intangible assets:
Customer relationships	$82.0	$(51.1)	$106.6	$(70.7)
Tradenames	1.7	—	1.7	(0.7)
Other	0.4	(0.1)	0.7	(0.5)

Total amortized intangible assets	84.1	(51.2)	109.0	(71.9)

Unamortized intangible assets:
Tradenames	23.3		25.2

Total intangible assets	$107.4	$(51.2)	$134.2	$(71.9)

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Aggregate amortization expense for intangible assets for the years ended March 31, 2004 and 2005 was $13.3 million and $20.7 million, respectively. Estimated amortization expense for the next five years, for acquisitions completed through March 31, 2005, is as follows:

Years
Ending
March 31,

(In millions)
2006	$19.3
2007	10.1
2008	6.3
2009	1.4
2010	—
      Changes in the carrying amount of goodwill for the years ended March 31, 2004 and 2005 by operating segment were as follows:

		Distributed
	Mainframe	Systems	Service	Identity	Professional
	Management	Management	Management	Management	Services	Total

	(In millions)
Balance as of March 31, 2003	$—	$123.7	$199.0	$27.0	$3.7	$353.4
Goodwill acquired during the year	—	—	27.5	—	—	27.5
Effect of exchange rate changes and other	—	2.3	0.4	—	—	2.7

Balance as of March 31, 2004	—	126.0	226.9	27.0	3.7	383.6
Goodwill acquired during the year	—	—	149.2	31.5	—	180.7
Effect of exchange rate changes and other	—	0.6	(1.3)	(0.2)	—	(0.9)
Impairment	—	—	—	—	(3.7)	(3.7)

Balance as of March 31, 2005	$—	$126.6	$374.8	$58.3	$—	$559.7

      The Company’s goodwill is tested for impairment during the fourth quarter of each fiscal year, after the annual planning process is complete. In the impairment test performed for the year ended March 31, 2005, the projected profitability and cash flows of the professional services segment were reduced. This was primarily as a result of recent operating results for the segment, including the increased use of third-party implementation services. As a result, the goodwill of $3.7 million assigned to the professional services segment was considered totally impaired and the resulting impairment loss is reflected as impairment of goodwill in the consolidated statement of operations and comprehensive income (loss) for the year ended March 31, 2005. The fair value of the professional services reporting unit was estimated using the expected present value of future cash flows method of applying the income approach.

(6)	Income Taxes
      Income tax expense is based on the Company’s earnings (loss) before income taxes determined for financial reporting purposes. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. A valuation allowance is recorded when management determines that it is more likely than not that a net deferred tax asset is not realizable. The tax effects of unrealized gains and losses on available-for-sale securities and derivative financial instruments are recorded through accumulated other comprehensive income (loss) within stockholders’ equity. Tax benefits from nonqualified stock options exercised, wherein the tax

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deduction realized is greater than the compensation expense recorded for financial reporting purposes, are credited to additional paid-in capital within stockholders’ equity.
      The income tax provision (benefit) for the years ended March 31, 2003, 2004 and 2005, consisted of the following:

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Current:
Federal	$(0.3)	$—	$36.5
State	6.0	4.0	4.6
Foreign	4.8	29.3	15.2

Total current	10.5	33.3	56.3
Deferred:
Federal	18.2	(25.2)	(40.7)
State	(9.0)	(5.5)	(6.7)
Foreign	1.6	(5.2)	14.0

Total deferred	10.8	(35.9)	(33.4)

	$21.3	$(2.6)	$22.9

      The foreign income tax provision (benefit) is based on foreign pre-tax earnings of $184.6 million, $185.7 million and $167.4 million for the years ended March 31, 2003, 2004 and 2005, respectively.
      The income tax provisions (benefits) for the years ended March 31, 2003, 2004 and 2005 differ from the amounts computed by applying the statutory federal income tax rate of 35% to consolidated earnings (loss) before income taxes as follows:

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Expense (benefit) computed at statutory rate	$24.3	$(10.3)	$34.4
Increase (reduction) resulting from:
Foreign tax effect, net	(13.9)	(6.3)	4.5
State tax effect, net	(2.0)	(1.0)	(1.4)
Income not subject to tax	(2.1)	(1.5)	—
Non-recurring adjustment to net tax liabilities	—	—	11.1
Valuation allowance	4.2	15.2	(26.7)
Meals & entertainment	1.1	1.0	1.2
Excessive employee remuneration	0.7	0.7	0.5
Extraterritorial income exclusion	(0.5)	(1.2)	(2.0)
Other	(0.3)	1.0	1.0

	11.5	(2.4)	22.6
Non-deductible charges for technology-related acquisition costs	9.8	(0.2)	0.3

	$21.3	$(2.6)	$22.9

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s effective tax rate is impacted primarily by the tax effect attributable to foreign earnings (net of U.S. tax consequences), changes in the valuation allowance recorded against deferred tax assets as discussed below, benefits attributable to the extraterritorial income exclusion and non-recurring adjustments to the Company’s aggregate net liabilities for income taxes. During the year ended March 31, 2005, the Company recorded a non-recurring income tax expense of $11.1 million to adjust its aggregate net liabilities for income taxes, withholding taxes and income tax exposures that were found to be understated after a thorough analysis of all of its income tax accounts in the first quarter of that year.
      Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences as of March 31, 2004 and 2005 are as follows:

	March 31,

	2004	2005

	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$33.8	$—
Deferred revenue	74.1	83.5
Acquired research and development	121.3	109.4
Deferred compensation plan	8.6	9.1
Stock compensation plans	0.6	1.3
Tax credit carryforwards	27.9	29.8
Capital transactions	—	7.4
Foreign earnings and other	8.8	0.1
State taxes	8.0	13.8
Other	1.5	13.3

Total gross deferred tax asset	284.6	267.7

Valuation allowance	(43.1)	(5.4)

Total deferred tax asset	241.5	262.3

Deferred tax liabilities:
Software development cost capitalization, net	(49.6)	(44.0)
Book/tax difference on assets	(24.5)	(22.5)
Other	—	(1.7)

Total deferred tax liability	(74.1)	(68.2)

Net deferred tax asset	$167.4	$194.1

As reported:
Other current assets	$102.7	$86.8

Other long-term assets	$64.7	$107.3

      In evaluating the realizability of the Company’s net deferred tax asset, it considered all available evidence, both positive and negative, including its past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies and its forecast of future taxable income. In considering these sources of taxable income, the Company must make certain assumptions and judgments that are based on the plans and estimates used to manage its underlying business. Changes in the Company’s assumptions

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and estimates may materially impact its income tax expense. During the year ended March 31, 2005, the Company evaluated all available positive and negative evidence and concluded that a valuation allowance was no longer necessary, except for the specific items totaling $5.4 million discussed below. The following evidence influenced the change in assessment from March 31, 2004 to March 31, 2005. The Company generated positive earnings before taxes in the year ended March 31, 2005 and is no longer in a cumulative loss position when aggregating the years ended March 31, 2003, 2004 and 2005 consolidated results of operations. In the year ended March 31, 2004, the Company generated losses before taxes and was in a cumulative loss position. In addition, the Company can support a large portion of its net deferred tax asset through the evaluation of prudent and feasible tax planning strategies that is required by SFAS No. 109. SFAS No. 109 defines tax planning strategies as actions that would result in realization of deferred tax assets. The Company’s tax planning strategies primarily involve the acceleration of royalty and cost-sharing payments under agreements that are currently in place between the Company and its foreign affiliates. Under these agreements, the acceleration of such payments is at the Company’s sole discretion. Each year the Company must evaluate the amount of domestic deferred tax assets that could be supported by the acceleration of these taxable income streams. Based on the assumptions and estimates that were determined in conjunction with the preparation of the Company’s operating results for the year ended March 31, 2005, the Company believes that these tax planning strategies support more deferred tax assets than they supported at March 31, 2004. In the Company’s evaluation it also considered negative evidence such as its inability to carryback losses to earlier tax years. After a thorough evaluation of both the positive and negative evidence, the Company concluded that a valuation allowance is no longer necessary beyond the items discussed below and that its net deferred tax asset as of March 31, 2005 is supportable. Consistent with this judgment, the Company recorded a $26.7 million tax benefit as part of the total income tax expense for the year ended March 31, 2005, for the reversal of the valuation allowance previously recorded against its net deferred tax asset. The Company also reduced its valuation allowance and recorded an increase to additional paid-in capital of $13.8 million for tax benefits attributable to non-qualified stock-option exercises in prior years that resided in the net operating loss carryforwards that were utilized in the year ended March 31. 2005.
      SFAS No. 109 also requires the evaluation of the character of income that generated the Company’s deferred tax assets. The Company’s deferred tax assets include losses that are attributable to capital transactions that require future taxable income of a specific character in order to utilize. The Company has maintained a valuation allowance against this specific asset as it does not have positive evidence that supports the utilization of the capital loss. The Company has also maintained a valuation allowance against a research and development credit acquired as part of the Marimba acquisition due to various uncertainties regarding the utilization of this specific asset. The Company increased its valuation allowance and recorded an increase to goodwill of $2.7 million related to this acquired asset. If this valuation allowance is reduced in a future year, a related reduction to goodwill would be recognized. The combined valuation allowance attributable to these two specific items is $5.4 million. The Company will continue to evaluate the realizability of its net deferred tax asset on a quarterly basis.
      Aggregate unremitted earnings of certain foreign subsidiaries for which U.S. federal income taxes have not been provided, totaled approximately $778 million and $770 million at March 31, 2004 and 2005, respectively. Deferred income taxes have not been provided on these earnings because the Company considered them to be indefinitely re-invested. If these earnings were repatriated to the United States or they were no longer determined to be indefinitely re-invested under APB Opinion No. 23, the potential deferred tax liability for these earnings without the special one-time deduction discussed below is approximately $252 million and $249 million, respectively, assuming full utilization of the foreign tax credits associated with these earnings. At March 31, 2005, the Company recorded a deferred tax asset of $3.8 million related to excess foreign tax credits that are available to offset its U.S. income taxes on the earnings it does not consider indefinitely re-invested under APB Opinion No. 23.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004, which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. As of March 31, 2005, the Company had not decided on whether, and to what extent, it might repatriate foreign earnings under the Act, and accordingly, the consolidated financial statements do not reflect any provision for taxes on unremitted foreign earnings available under the Act. Since that time, however, the U.S. Treasury Department issued additional guidance interpreting the Act and the Company has completed its analysis of the Act. In June 2005, the Company’s Board of Directors approved a plan to repatriate approximately $717 million, and, accordingly, the Company will record a tax liability and associated tax expense of approximately $36 million during the quarter ending June 30, 2005 related to the planned repatriation.
      As of March 31, 2005, the Company has foreign tax credit carryforwards of $17.3 million that will expire between 2012 and 2014 and research and development tax credit carryforwards of $4.5 million (net of a $2.7 million valuation allowance) that will expire in 2021. The Company also has alternative minimum tax credit carryforwards of $5.3 million that are not subject to expiration.
      The Company carries out its business operations through legal entities in the U.S. and multiple foreign jurisdictions. These jurisdictions require that the Company file corporate income tax returns that are subject to U.S., state and foreign tax laws. The Company is subject to routine corporate income tax audits in these multiple jurisdictions. The Company’s provision for income taxes includes amounts intended to satisfy income tax assessments that may result from the examination of the Company’s corporate tax returns that have been filed in these jurisdictions when the Company determines that the related tax contingency meets the probable and estimable criteria of SFAS No. 5, “Accounting for Contingencies.” The Company also faces other general income tax exposures related to foreign and state income tax issues that do not meet the probable and/or estimable criteria of SFAS No. 5, and therefore, no accrual has been made for these items in the provision for income taxes. The amounts ultimately paid upon resolution of these contingencies or general exposures could be materially different from the amounts included in the provision for income taxes and result in additional tax benefit or expense depending on the ultimate outcome.
      During the year ended March 31, 2005, the Company and the Internal Revenue Service Appeals Division (IRS Appeals) resolved the Company’s income tax audits for the fiscal years ended March 31, 1998 and 1999. Accordingly, the Company has now closed all federal corporate income tax audit issues for years prior to fiscal 2000. The settlement with IRS Appeals did not have a material impact on the Company’s consolidated financial position or results of operations.
      The IRS issued a Revenue Agent’s Report (RAR) to the Company on March 2, 2004, for the fiscal years ended March 31, 2000 and 2001. The changes proposed by the RAR are primarily related to the Company’s intercompany pricing with one of its foreign affiliates. The Company has filed a formal protest and is currently working to resolve these examination issues with the Office of Appeals. Although the outcome of tax audits is always uncertain, the Company believes that the ultimate resolution of these audits will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.
      During the quarter ended September 30, 2004, the IRS commenced the examination of the Company’s fiscal 2002 and 2003 federal income tax returns. The Company believes that its income tax provisions adequately reflect the proper amount of income tax associated with these arrangements.

(7)	Stock Incentive Plans
      The Company has numerous stock plans that provide for the grant of options and restricted stock to employees and directors of the Company. Under the option plans, all options granted during the years ended March 31, 2003, 2004 and 2005 have been granted at fair market value as of the date of grant and have a ten-year term, except for the 2.1 million replacement stock options issued below fair market value and 0.2 million replacement stock options issued above fair market value during the year ended March 31, 2005 as

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consideration in the Marimba acquisition. The purchase price for this acquisition includes $20.9 million related to the replacement options issued, of which $8.0 million was allocated to unearned portion of stock-based compensation, reflecting the portion of the intrinsic value of the 1.2 million unvested options issued that will be earned over the remaining vesting periods of those options. This amount will be recognized as compensation expense over the remaining vesting periods of the options for those options that ultimately vest. The restricted stock is subject to transfer restrictions that lapse over one to four years. Under these plans, the Company was authorized to grant an additional 14.1 million shares as of March 31, 2005.
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
      The following is a summary of the stock option activity for the years ended March 31, 2003, 2004 and 2005 (shares in millions):

	2003		2004		2005

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	42.4	$26	33.5	$22	36.6	$20
Options granted	4.9	17	9.5	14	8.8	14
Options exercised	(2.7)	6	(1.8)	12	(2.1)	10
Options forfeited or canceled	(11.1)	39	(4.6)	21	(4.2)	20

Options outstanding, end of year	33.5	22	36.6	20	39.1	19

Option price range per share	$0.30-79.06		$0.30-68.59		$1.97-81.44

Options exercisable	17.1	23	21.9	22	26.1	21

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s outstanding options as of March 31, 2005, are as follows (shares in millions):

	Outstanding Options			Exercisable Options

			Weighted
			Average
		Weighted Average	Remaining		Weighted Average
Range of Exercise Prices	Shares	Exercise Price	Contractual Life	Shares	Exercise Price

$ 1.97 - 14.71	8.5	$13	7	4.8	$13
$14.73 - 17.06	8.2	$16	8	2.7	$16
$17.10 - 17.52	8.2	$17	7	5.5	$18
$17.70 - 20.84	8.9	$20	6	7.8	$20
$21.02 - 81.44	5.3	$37	4	5.3	$38
      The following is a summary of the restricted stock activity for the years ended March 31, 2003, 2004 and 2005:

	2003	2004	2005

	(In thousands)
Shares granted and unearned, beginning of year	320	241	256
Shares granted	—	42	208
Shares earned	(66)	(12)	(225)
Shares forfeited	(13)	(15)	(15)

Shares granted and unearned, end of year	241	256	224

      In fiscal 1997, the Company adopted the BMC Software, Inc. 1996 Employee Stock Purchase Plan (the Purchase Plan). A total of 6.0 million shares of common stock may be issued under the Purchase Plan to participating employees, including 2.0 million additional shares approved by the stockholders during the year ended March 31, 2001 and 3.0 million additional shares approved by the stockholders during the year ended March 31, 2003. Purchase rights under the Purchase Plan are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date. During the years ended March 31, 2003, 2004 and 2005, approximately 721,200, 743,500 and 576,400 shares of common stock, respectively, were purchased pursuant to this plan. The Purchase Plan terminates July 1, 2006.

(8)	Retirement Plans
      The Company maintains a salary reduction profit sharing plan, or 401(k) plan, available to all domestic employees. The 401(k) plan is based on a calendar year and allows employees to contribute up to 35% of their annual compensation with a maximum contribution of $12,000 for 2003 and $13,000 for 2004. In each of calendar years 2002, 2003 and 2004, the board of directors authorized contributions to the 401(k) plan that would match each employee’s contributions up to a maximum of $4,000. The costs of these contributions amounted to $12.2 million, $11.0 million and $11.8 million for the years ended March 31, 2003, 2004 and 2005, respectively. The Company contributions vest to the employee in increments of 25% per year beginning with the second year of employment and ending with the fifth.
      In addition to the Company’s 401(k) plan, the Company maintains a deferred compensation plan for certain employees. At March 31, 2004 and 2005, a total of approximately $21.3 million and $22.5 million, respectively, is included in long-term marketable securities, with a corresponding amount included in accrued liabilities for the obligations under this plan. Employees participating in this plan receive their respective balances based on predetermined payout schedules or upon termination of employment or death.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Commitments and Contingencies

Guarantees —
      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45) requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company’s product warranties or to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for payment under these provisions and has not been required to make material payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.

Leases —
      The Company is a party to non-cancelable operating leases for office space, computer equipment and software. Rent is recognized equally over the lease term. Total expenses incurred under these leases during the years ended March 31, 2003, 2004 and 2005, were $63.1 million, $131.1 million and $46.5 million, respectively. Lease expense for the year ended March 31, 2004 included $75.9 million related to exited leases, as discussed in Note 11 — Exit Activities and Related Costs.
      Future minimum lease payments to be made under non-cancelable operating leases and minimum sublease payments to be received under non-cancelable subleases as of March 31, 2005 are as follows, including those amounts accrued for exited leases discussed in Note 11 — Exit Activities and Related Costs:

Years Ending
March 31,

(In millions)
2006	$61.6
2007	51.1
2008	37.4
2009	31.3
2010	18.2
2011 and thereafter	54.0

Total minimum lease payments	253.6
Total minimum sublease payments	(23.0)

$230.6

      During the year ended March 31, 2004, the Company entered into a 48-month capital lease for computer hardware. During the year ended March 31, 2005, additional computer hardware was incorporated into this capital lease. The $5.8 million current portion of the obligation for the capital lease is reflected in the consolidated balance sheet as of March 31, 2005 as an accrued liability, and the $7.3 million long-term portion

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the obligation is reflected as an other long-term liability. Depreciation of the computer hardware under the capital lease is included in depreciation expense in the consolidated statements of operations and comprehensive income (loss) for the years ended March 31, 2004 and 2005. Future minimum lease payments to be made under capital leases as of March 31, 2005 are $6.6 million in fiscal 2006, $6.5 million in fiscal 2007, $1.1 million in fiscal 2008 and $0 thereafter.

Litigation —
      In January 2003, the Company filed a complaint against NetIQ Corporation (NetIQ) in the United States District Court of the Southern District of Texas, Houston Division, alleging that one or more of NetIQ’s software products and their use infringe a valid U.S. patent held by the Company and one or more of its trademarks. In August 2003, the Court ordered the case stayed pending arbitration. On September 18, 2003, the Company filed a Statement of Claim with the American Arbitration Association asserting its claims of patent infringement, subject to the Company’s objections to the arbitration proceeding. The Company is seeking to enjoin NetIQ’s current and future infringement of its patent and to recover compensatory damages and enhanced damages, interest, costs and fees. In November 2003, NetIQ filed a counterclaim with the American Arbitration Association against the Company alleging patent infringement. The Company has denied that it infringed any valid claim of the NetIQ patent, which forms the basis of NetIQ’s counterclaim. In November 2004, the Company was awarded an interim ruling from the arbitration panel that eliminates several of NetIQ’s asserted defenses in this case. In April 2005, the Company amended its Statement of Claim to allege that one or more of NetIQ’s software products infringe a second valid U.S. patent held by the Company. Discovery is in the early stages, and a final hearing in the case is not expected before calendar year 2006.
      During the year ended March 31, 2005, the Company paid a settlement of $11.3 million in the previously disclosed case with Nastel Technologies, Inc.
      The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company does not believe that the outcome of any of these legal matters will have a material adverse effect on its consolidated financial position or results of operations.

(10)	Segment Reporting
      Effective April 1, 2004, BMC Software’s management reviews the results of the Company’s software business by the following product categories: Mainframe Management, including the Mainframe Data Management and MAINVIEW product lines; Distributed Systems Management, which includes the PATROL, Distributed Systems Data Management and Scheduling & Output Management product lines; Service Management; and Identity Management. In addition to these software segments, Professional Services is also considered a separate segment. The software segments above reflect management’s recategorization of certain products during fiscal 2005 to clarify accountability and increase organizational effectiveness. The amounts reported below for the years ended March 31, 2003, 2004 and 2005, reflect these changes in the composition of the Company’s business segments.
      For the Mainframe Management, Distributed Systems Management and Professional Services segments, segment performance is measured based on contribution margin, reflecting only the direct controllable expenses of the segments. Segment performance for the Service Management segment is measured based on its direct controllable research and development, marketing and professional services costs and the costs of the acquired Marimba sales force. Segment performance for the Identity Management segment is measured based on its direct controllable research and development and marketing costs and the costs of the dedicated Identity Management sales and services team in the United States. As such, management’s measure of profitability for these segments does not include allocation of indirect research and development expenses and certain support costs, the effect of software development cost capitalization and amortization, other selling and marketing

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expenses, general and administrative expenses, amortization of acquired technology and intangibles, one-time charges, other income, net, and income taxes. The indirect expenses for the years ended March 31, 2004 and 2005 below include costs associated with the exit activities described in Note 11 — Exit Activities and Related Costs, as these exit costs are not included in the measurement of segment performance. Assets and liabilities are not accounted for by segment.

	Software

		Distributed
	Mainframe	Systems	Service	Identity		Professional
2003	Management	Management	Management	Management	Other	Services	Consolidated

	(In millions)
Revenues:
License	$273.7	$273.7	$37.5	$20.3	$0.5	$—	$605.7
Maintenance	319.5	267.7	33.1	13.9	1.6	—	635.8
Professional services	—	—	3.6	5.4	—	76.2	85.2

Total revenues	593.2	541.4	74.2	39.6	2.1	76.2	1,326.7
Direct segment expenses	102.5	228.2	19.6	27.4	—	77.9	455.6

Segment contribution margin	$490.7	$313.2	$54.6	$12.2	$2.1	$(1.7)	871.1

Indirect expenses							849.9
Other income, net							48.1

Consolidated earnings (loss) before income taxes							$69.3

	Software

		Distributed
	Mainframe	Systems	Service	Identity		Professional
2004	Management	Management	Management	Management	Other	Services	Consolidated

	(In millions)
Revenues:
License	$218.3	$236.3	$109.8	$13.0	$—	$—	$577.4
Maintenance	306.5	290.4	142.9	15.5	1.1	—	756.4
Professional services	—	—	14.9	1.9	—	68.1	84.9

Total revenues	524.8	526.7	267.6	30.4	1.1	68.1	1,418.7
Direct segment expenses	95.0	183.2	61.5	28.3	—	64.5	432.5

Segment contribution margin	$429.8	$343.5	$206.1	$2.1	$1.1	$3.6	986.2

Indirect expenses							1,085.1
Other income, net							69.5

Consolidated earnings (loss) before income taxes							$(29.4)

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Software

		Distributed
	Mainframe	Systems	Service	Identity		Professional
2005	Management	Management	Management	Management	Other	Services	Consolidated

	(In millions)
Revenues:
License	$187.1	$199.8	$149.5	$9.3	$0.8	$—	$546.5
Maintenance	302.0	306.6	200.8	15.1	(0.2)	—	824.3
Professional services	—	—	29.6	1.7	—	60.9	92.2

Total revenues	489.1	506.4	379.9	26.1	0.6	60.9	1,463.0
Direct segment expenses	95.3	161.4	136.3	28.3	—	58.1	479.4

Segment contribution margin	$393.8	$345.0	$243.6	$(2.2)	$0.6	$2.8	983.6

Indirect expenses							960.4
Other income, net							75.0

Consolidated earnings (loss) before income taxes							$98.2

      Revenues from external customers and long-lived assets (excluding financial instruments and deferred tax assets) attributed to the United States, the Company’s country of domicile, and all other countries are as follows.

	Years Ended March 31,

	2003	2004	2005

	(In millions)
Revenues:
United States	$709.5	$732.6	$759.0
International	617.2	686.1	704.0

	$1,326.7	$1,418.7	$1,463.0

Long-lived Assets:
United States		$915.1	$1,058.7
International		146.1	171.9

		$1,061.2	$1,230.6

(11)	Exit Activities and Related Costs
      During the year ended March 31, 2004, the Company implemented a plan that included the involuntary termination of approximately 785 employees during that year. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. The Company also exited leases in certain locations around the world, reduced the square footage required to operate certain locations and relocated certain operations to lower cost facilities. These relocation efforts were completed as of December 31, 2003. Charges for exit costs of $110.1 million were recorded for the year ended March 31, 2004, for employee severance and related costs and exited leases. Additionally, $14.1 million of incremental depreciation expense was recorded during the year ended March 31, 2004, related to changes in estimated depreciable lives for leasehold improvements in locations exited and for certain information technology assets that were eliminated as a result of the plan. These changes in estimated lives reduced basic and diluted

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
earnings per share by $0.05 for the year ended March 31, 2004. The expenses related to the exit activities are reflected in the consolidated statements of operations and comprehensive income (loss) as follows:

	Severance
	& Related		Incremental
Year Ended March 31, 2004:	Costs	Facilities	Depreciation	Total

	(In millions)
Cost of license revenues	$2.2	$8.4	$1.6	$12.2
Cost of maintenance revenues	3.5	14.2	2.8	20.5
Cost of professional services	2.4	—	—	2.4
Selling and marketing expenses	17.5	34.0	5.0	56.5
Research and development expenses	4.8	19.8	4.0	28.6
General and administrative expenses	3.1	0.2	0.7	4.0

Total included in operating expenses	$33.5	$76.6	$14.1	$124.2

      As of March 31, 2005, $41.2 million of severance and facilities costs related to actions completed under the plan remained accrued for payment in future periods, as follows:

	Balance at				Cash Payments,	Balance at
	March 31,	Charged to		Adjustments	Net of Sublease	March 31,
	2003	Expense	Accretion	to Estimates	Income	2004

	(In millions)
Severance and related costs	$—	$33.5	$—	$—	$(29.6)	$3.9
Facilities costs	—	75.6	0.7	0.3	(11.9)	64.7

Total accrual	$—	$109.1	$0.7	$0.3	$(41.5)	$68.6

	Balance at			Effect of	Cash Payments,	Balance at
	March 31,		Adjustments	Exchange Rate	Net of Sublease	March 31,
	2004	Accretion	to Estimates	Changes	Income	2005

	(In millions)
Severance and related costs	$3.9	$—	$(0.1)	$0.2	$(2.9)	$1.1
Facilities costs	64.7	1.8	(3.4)	0.2	(23.2)	40.1

Total accrual	$68.6	$1.8	$(3.5)	$0.4	$(26.1)	$41.2

      The amounts accrued at March 31, 2005 related to facilities costs represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. The Company does not expect any significant additional severance or facilities charges related to this plan subsequent to March 31, 2005 other than potential adjustments to lease accruals based on actual subleases differing from estimates. Accretion (the increase in the present value of facilities accruals over time) and adjustments to original estimates are included in operating expenses.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Subsequent Events (Unaudited)
      The Company implemented a plan subsequent to March 31, 2005 that the Company expects will allow it to meet its profitability goals by reducing costs and realigning resources to focus on growth areas. The plan includes the elimination of 825 to 875 employee positions around the world. The Company will reduce its investment in product areas that are not at acceptable profitability and growth levels and will reduce selling, general and administrative expenses throughout the organization. The Company expects that the actions taken will allow it to increase investment in its Service Management business, which it believes will provide future revenue growth, maintain its strong profitability in its Mainframe Management business and improve its profitability in its Distributed Systems Management business.
      As discussed in Note 6 — Income Taxes, subsequent to March 31, 2005, the Company completed its analysis of the American Jobs Creation Act of 2004. In June 2005, the Company’s Board of Directors approved a plan to repatriate approximately $717 million of foreign earnings, and, accordingly, the Company will record a tax liability and associated tax expense of approximately $36 million during the quarter ending June 30, 2005 related to the planned repatriation.

SCHEDULE II
BMC SOFTWARE, INC. AND SUBSIDIARIES
VALUATION ACCOUNTS
Years Ended March 31, 2003, 2004 and 2005

		Balance at	Charged
		Beginning	(Credited)		Acquisitions	Balance at
Year	Description	of Year	to Expenses	Deduction	and Other	End of Year

		(In millions)
2003	Allowance for doubtful accounts	$24.2	$0.7	$(7.3)	$1.3	$18.9
	Allowance for doubtful finance receivables	—	3.3	—	—	3.3
2004	Allowance for doubtful accounts	18.9	(5.3)	(1.7)	0.2	12.1
	Allowance for doubtful finance receivables	3.3	—	(0.7)	—	2.6
2005	Allowance for doubtful accounts	12.1	(3.7)	(0.7)	(0.2)	7.5
	Allowance for doubtful finance receivables	2.6	(1.7)	(0.4)	—	0.5

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2005.

BMC SOFTWARE, INC.

By:	/s/ Robert E. Beauchamp

Robert E. Beauchamp
President, Chief Executive Officer
and Director
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ B. GARLAND CUPP B. Garland Cupp	Chairman of the Board	June 29, 2005

/s/ ROBERT E. BEAUCHAMP Robert E. Beauchamp	President, Chief Executive Officer and Director	June 29, 2005

/s/ GEORGE W. HARRINGTON George W. Harrington	Senior Vice President and Chief Financial Officer	June 29, 2005

/s/ LEONARD E. TRAVIS Leonard E. Travis	Vice President and Chief Accounting Officer	June 29, 2005

/s/ JON E. BARFIELD Jon E. Barfield	Director	June 29, 2005

/s/ JOHN W. BARTER John W. Barter	Director	June 29, 2005

/s/ MELDON K. GAFNER Meldon K. Gafner	Director	June 29, 2005

/s/ L. W. GRAY L. W. Gray	Director	June 29, 2005

/s/ P. THOMAS JENKINS P. Thomas Jenkins	Director	June 29, 2005

/s/ LOUIS J. LAVIGNE, JR. Louis J. Lavigne, Jr.	Director	June 29, 2005

Signatures	Title	Date

/s/ KATHLEEN A. O’NEIL Kathleen A. O’Neil	Director	June 29, 2005

/s/ GEORGE F. RAYMOND George F. Raymond	Director	June 29, 2005

/s/ TOM C. TINSLEY Tom C. Tinsley	Director	June 29, 2005

EXHIBIT INDEX

Exhibit
Number

3.1		—	Restated Certificate of Incorporation of the Company; Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-22892) (the S-1 Registration Statement).
3.2		—	Certificate of Amendment of Restated Certificate of Incorporation; incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997 (the 1997 10-K).

3.3		—	Certificate of Amendment of Restated Certificate of Incorporation filed November 30, 1999; incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (the 2002 10-K).

3.4		—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10	.1(a)	—	BMC Software, Inc. 1994 Employee Incentive Plan (as amended and restated); incorporated by reference to Exhibit(A) to the Company’s Proxy Statement on Schedule 14A filed July 21, 1997.

10	.1(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report On Form 10-K for the year ended March 31, 1995 (the 1995 10-K).

10	.2(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to the 1995 10-K.

10	.2(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

10.3		—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

10	.4(a)	—	BMC Software, Inc. 2000 Employee Stock Incentive Plan; Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10	.4(b)	—	First Amendment to 2000 Employee Stock Incentive Plan; Incorporated by reference to Exhibit 10.4(b) to the 2002 10-K.

10	.4(c)	—	Second Amendment to 2000 Employee Stock Incentive Plan; Incorporated by reference to Exhibit 10.4(c) to the 2002 10-K.

10	.4(d)	—	Form of Stock Option Agreement employed under 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(d) to the 2002 10-K.

10	.5(a)	—	BMC Software, Inc. 1994 Deferred Compensation Plan; Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

10	.5(b)	—	First Amendment to BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

10	.5(c)	—	Form of BMC Software, Inc. 1994 Deferred Compensation Plan Trust Agreement; incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

10	.6(a)	—	Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

10	.6(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(b) to the 2002 10-K.

10	.6(c)	—	Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (the “2003 10-K”).

10	.6(d)	—	Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(d) to the company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the 2004 10-K).

Exhibit
Number

10	.7(a)	—	Form of Executive Employment Agreement between BMC Software, Inc. and each of Jerome Adams and Dan Barnea; incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10	.7(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(b) to the 2002 10-K.

10	.7(c)	—	Form of Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and each of Jerome Adams and Dan Barnea; Incorporated by reference to Exhibit 10.7(c) to the 2003 10-K.

10	.7(d)	—	Form of Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and each of Jerome Adams and Dan Barnea ; Incorporated by reference to Exhibit 10.7(d) to the 2004 10-K. Incorporated by reference to Exhibit 10.7(d) to the 2004 10-K.

10	.7(f)	—	Schedule to Form of Executive Employment Agreement, as amended; Incorporated by reference to Exhibit 10.8 to the 2002 10-K.

10	.8(a)	—	BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to the Company’s 2002 proxy statement filed with the SEC on Schedule 14A (the 2002 Proxy Statement).

10	.8(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 2003 10-K.

10	.9(a)	—	BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Appendix C to the 2002 Proxy Statement.

10	.9(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Exhibit 10.9(b) to the 2003 10-K.

10.10		—	BMC Software, Inc. Short-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.11		—	BMC Software, Inc. Long-term Incentive Performance Award Program; incorporated by reference to Exhibit 10.11 to the 2003 10-K.

10.12		—	Executive Employment Agreement between BMC Software, Inc. and George W. Harrington, as amended; incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.13		—	Executive Employment Agreement between BMC Software, Inc. and Cosmo Santullo; incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated November 1, 2004 (the November 1, 2004 8-K).

10.14		—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.14 to the November 1, 2004 8-K.

10.15		—	Form of Restricted Stock Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.15 to the November 1, 2004 8-K.

*21	.1	—	Subsidiaries of the Company.

*23	.1	—	Consent of Independent Registered Public Accounting Firm.

*31	.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.
*32	.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

* Filed herewith