Form 10-Q
period 2005-06-30
BMC SOFTWARE INC
filed 2005-08-09
CIK 835729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Registrant’s telephone number, including area code: (713) 918-8800
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of August 2, 2005, there were outstanding 217,947,311 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC. AND SUBSIDIARIES
QUARTER ENDED JUNE 30, 2005
     On August 2, 2005, BMC Software, Inc. (the "Company") issued a press release announcing financial results for its fiscal first quarter ended June 30, 2005. A copy of the press release, dated as of August 2, 2005, is furnished as Exhibit 99 to a Current Report on Form 8-K filed the same day. In this Form 10-Q, the Company has reclassified approximately $1.8 million to more appropriately reflect the activities within cash flows from operating activities and cash flows from investing activities related to purchases of property and equipment and depreciation expense.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	June 30,
	2005	2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$820.1	$853.7
Marketable securities	108.7	115.1
Trade accounts receivable, net	191.8	120.3
Current trade finance receivables, net	151.8	127.7
Other current assets	168.0	164.0

Total current assets	1,440.4	1,380.8
Property and equipment, net	383.7	366.2
Software development costs and related assets, net	126.1	118.5
Long-term marketable securities	354.3	327.1
Long-term trade finance receivables, net	126.1	94.3
Acquired technology, net	65.9	51.3
Goodwill, net	559.7	557.2
Intangible assets, net	62.3	53.1
Other long-term assets	179.8	187.7

	$3,298.3	$3,136.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$37.3	$30.6
Accrued liabilities	283.5	238.8
Current portion of deferred revenue	764.3	778.3

Total current liabilities	1,085.1	1,047.7
Long-term deferred revenue	868.0	858.3
Other long-term liabilities	83.4	79.6

Total liabilities	2,036.5	1,985.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2.5	2.5
Additional paid-in capital	571.7	571.0
Retained earnings	1,168.3	1,122.0
Accumulated other comprehensive income (loss)	(14.9)	(16.8)

	1,727.6	1,678.7
Less treasury stock, at cost	(459.3)	(523.2)
Less unearned portion of stock-based compensation	(6.5)	(4.9)

Total stockholders’ equity	1,261.8	1,150.6

	$3,298.3	$3,136.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2005
Revenues:
License	$100.3	$113.9
Maintenance	204.8	213.6
Professional services	20.9	20.8

Total revenues	326.0	348.3

Cost of license revenues	30.6	33.3
Cost of maintenance revenues	44.9	45.8
Cost of professional services	20.5	23.3
Selling and marketing expenses	124.7	144.2
Research and development expenses	47.2	56.2
General and administrative expenses	41.2	59.4
Amortization of intangibles	4.2	9.0

Total operating expenses	313.3	371.2

Operating income (loss)	12.7	(22.9)
Interest and other income, net	19.7	16.8
Gain (loss) on marketable securities and other investments	(2.1)	0.8

Other income, net	17.6	17.6

Earnings (loss) before income taxes	30.3	(5.3)
Income tax provision	19.6	35.8

Net earnings (loss)	$10.7	$(41.1)

Basic earnings (loss) per share	$0.05	$(0.19)

Diluted earnings (loss) per share	$0.05	$(0.19)

Shares used in computing basic earnings (loss) per share	223.1	219.6

Shares used in computing diluted earnings (loss) per share	225.1	219.6

Comprehensive income (loss):
Net earnings (loss)	$10.7	$(41.1)

Foreign currency translation adjustment	(0.4)	(5.0)
Unrealized gain (loss) on securities available for sale:
Unrealized gain (loss), net of taxes of $4.0 and $1.1	(7.5)	2.1
Realized (gain) loss included in net earnings, net of taxes of $0.7 and $0.3	1.4	(0.5)

	(6.1)	1.6

Unrealized gain on derivative instruments:
Unrealized gain, net of taxes of $0.0 and $0.8	—	1.4
Realized loss included in net earnings, net of taxes of $0.1 and $0.1	0.3	0.1

	0.3	1.5

Comprehensive income (loss)	$4.5	$(43.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2005
Cash flows from operating activities:
Net earnings (loss)	$10.7	$(41.1)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	49.5	57.5
Provision for uncollectible trade and finance receivables	(2.8)	2.5
(Gain) loss on marketable securities	2.1	(0.8)
Earned portion of stock-based compensation	0.3	0.8
Decrease in finance receivables	65.9	55.5
Decrease in payables to third-party financing institutions for finance receivables	(18.3)	(15.5)
(Decrease) increase in accrued exit costs	(11.5)	8.3
Net change in trade receivables, payables, deferred revenue and other components of working capital	(5.8)	25.7

Net cash provided by operating activities	90.1	92.9

Cash flows from investing activities:
Cash paid for technology acquisitions and other investments, net of cash acquired	(4.8)	(3.3)
Purchases of marketable securities	(8.4)	(7.3)
Proceeds from maturities / sales of marketable securities	149.7	30.9
Proceeds from sale of property and equipment	—	5.0
Purchases of property and equipment	(16.8)	(4.2)
Capitalization of software development costs and related assets	(14.2)	(11.1)

Net cash provided by investing activities	105.5	10.0

Cash flows from financing activities:
Payments on capital leases	(1.0)	(1.4)
Stock options exercised and other	4.9	16.9
Treasury stock acquired	(20.0)	(86.0)

Net cash used in financing activities	(16.1)	(70.5)

Effect of exchange rate changes on cash	(2.6)	1.2

Net change in cash and cash equivalents	176.9	33.6
Cash and cash equivalents, beginning of period	612.3	820.1

Cash and cash equivalents, end of period	$789.2	$853.7

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3.9	$9.1

Cash paid for interest	$0.2	$0.3

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
     These financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts previously reported have been reclassified to provide comparability among the periods reported. Those reclassifications did not impact our net earnings or stockholders’ equity.
     These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2005, as filed with the Securities and Exchange Commission on Form 10-K.
(2) Earnings (Loss) Per Share
     Basic earnings (loss) per share (EPS) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three-month periods ended June 30, 2004 and 2005, the treasury stock method effect of 13.8 million and 23.9 million weighted options, respectively, has been excluded from the calculation of diluted EPS, as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months ended June 30, 2004 and 2005, respectively:

	Three Months Ended
	June 30,
	2004	2005
	(In millions, except per
	share data)
Basic earnings (loss) per share:
Net earnings (loss)	$10.7	$(41.1)

Weighted average number of common shares	223.1	219.6

Basic earnings (loss) per share	$0.05	$(0.19)

Diluted earnings (loss) per share:
Net earnings (loss)	$10.7	$(41.1)

Weighted average number of common shares	223.1	219.6
Incremental shares from assumed conversions of stock options and other	2.0	—

Adjusted weighted average number of common shares	225.1	219.6

Diluted earnings (loss) per share	$0.05	$(0.19)

(3) Segment Reporting
     Management reviews the results of the Company’s software business by the following product categories: Mainframe Management, including the Mainframe Data Management and MAINVIEW® product lines; Distributed Systems Management, which includes the PATROL®, Distributed Systems Data Management and Scheduling & Output Management product lines; Service Management; and Identity Management. In addition to these software segments, Professional Services is also considered a separate segment. The software segments above reflect management’s recategorization of certain products during fiscal 2006 to clarify accountability and increase organizational effectiveness. The amounts reported below for the three months ended June 30, 2004 and 2005 reflect these changes in the composition of the Company’s business segments.
     For the Mainframe Management, Distributed Systems Management and Professional Services segments, segment performance is measured based on contribution margin, reflecting only the direct controllable expenses of the segments. Segment performance for the Service Management segment is measured based on its direct controllable research and development (R&D), marketing and professional services costs and the costs of the acquired Marimba sales force. Segment performance for the Identity Management segment is measured based on its direct controllable R&D and marketing costs and the costs of the dedicated Identity Management sales and services team in North America. As such, management’s measure of profitability for these segments does not include allocation of indirect R&D expenses and certain support costs, the effect of software development cost capitalization and amortization, other selling and marketing expenses, general and administrative expenses, amortization of acquired technology and intangibles, one-time charges, other income, net, and income taxes. The costs associated with the exit activities described in note 5 herein are included in indirect expenses. Assets and liabilities are not accounted for by segment.

	Software
		Distributed Systems		Identity	Professional
	Mainframe Management	Management	Service Management	Management	Services	Consolidated
	(In millions)
Quarter Ended June 30, 2004
Revenues:
License	$34.7	$33.9	$30.3	$1.4	$—	$100.3
Maintenance	77.7	71.4	52.1	3.6	—	204.8
Professional services	—	—	—	—	20.9	20.9

Total revenues	112.4	105.3	82.4	5.0	20.9	326.0

Direct segment expenses	21.9	30.2	22.7	4.5	20.5	99.8

Segment contribution margin	$90.5	$75.1	$59.7	$0.5	$0.4	226.2

Indirect expenses						213.5
Other income, net						17.6

Earnings (loss) before income taxes						$30.3

	Software
		Distributed Systems		Identity	Professional
	Mainframe Management	Management	Service Management	Management	Services	Consolidated
	(In millions)
Quarter Ended June 30, 2005
Revenues:
License	$40.0	$37.1	$34.8	$2.0	$—	$113.9
Maintenance	78.4	69.7	61.4	4.1	—	213.6
Professional services	—	—	—	—	20.8	20.8

Total revenues	118.4	106.8	96.2	6.1	20.8	348.3

Direct segment expenses	20.3	25.5	28.7	5.8	20.1	100.4

Contribution margin	$98.1	$81.3	$67.5	$0.3	$0.7	247.9

Indirect expenses						270.8
Other income, net						17.6

Earnings (loss) before income taxes						$(5.3)

(4) Stock Incentive Plans
     The Company has numerous stock plans that provide for the grant of common stock options and restricted stock to employees and directors of the Company. Under the option plans, all options issued during the three-month periods ended June 30, 2004 and 2005 have been granted with exercise prices equal to the quoted market price on the date of grant and have a ten-year term. The restricted stock issued under the Company’s stock plans is subject to transfer restrictions that lapse over one to four years. The Company also has an employee stock purchase plan (ESPP) under which rights to purchase the Company’s common stock are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date.
     The Company currently accounts for stock-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, which is generally the grant date, less the amount the grantee is required to pay to acquire the stock. Alternatively, Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but rather, permits continued application of APB Opinion No. 25. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based employee compensation granted. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company’s common stock on the date of grant, no compensation expense is recorded.
     For the three months ended June 30, 2004 and 2005, the Company recorded compensation expense of $0.3 million and $0.3, respectively, for restricted stock grants. The Company was not required to record compensation expense for stock option grants and stock issued under the ESPP during the same periods, except for unvested replacement options issued as consideration in the Company’s July 15, 2004 acquisition of Marimba, Inc. For the three months ended June 30, 2005, the Company recorded compensation expense of $0.5 million related to these options.
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

		Three Months Ended
		June 30,
		2004	2005
		(In millions, except per
		share data)
Net earnings (loss):	As Reported	$10.7	$(41.1)
Add stock-based employee compensation expense included in net earnings as reported of $0.3 and $0.8, net of related tax effects		0.2	0.5
Deduct stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects		(16.2)	(9.3)

	Pro Forma	$(5.3)	$(49.9)

Basic earnings (loss) per share:	As Reported	$0.05	$(0.19)

	Pro Forma	$(0.02)	$(0.23)

Diluted earnings (loss) per share:	As Reported	$0.05	$(0.19)

	Pro Forma	$(0.02)	$(0.23)

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on

SFAS No. 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company plans to adopt SFAS No. 123(R) using the modified prospective method. In April 2005, the Securities and Exchange Commission issued a rule delaying the required adoption date for SFAS No. 123(R) to the first interim period of the first fiscal year beginning on or after June 15, 2005. The Company will adopt SFAS No. 123(R) as of April 1, 2006, the beginning of the Company’s fiscal year ending March 31, 2007. The Company is currently assessing various valuation methods and will finalize its selection of a valuation method prior to adoption of SFAS No. 123(R).
     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options, as the exercise prices of options granted are generally equal to the quoted market price of our common stock on the date of grant, except in limited circumstances when stock options have been exchanged in a business combination. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings (loss) and earnings (loss) per share in Note 1(l) to the Company’s audited financial statements for the year ended March 31, 2005, as filed with the Securities and Exchange Commission on Form 10-K. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In general, this requirement would reduce net operating cash flows and increase net financing cash flows in periods after adoption
(5) Exit Activities and Related Costs
     During the year ended March 31, 2004, the Company implemented a plan (FY2004 Plan) that included the involuntary termination of approximately 785 employees during that year. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. The Company also exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities. The relocation efforts for the FY2004 Plan were completed as of December 31, 2003.
     As of June 30, 2005, $35.8 million of severance and facilities costs related to actions completed under the FY2004 Plan remained accrued for payment in future periods, as follows:

	Balance at			Effect of	Cash Payments,	Balance at
	March 31,		Adjustments	Exchange Rate	Net of Sublease	June 30,
	2005	Accretion	to Estimates	Changes	Income	2005
			(in millions)
Severance and related costs	$1.1	$—	$(0.5)	$(0.1)	$(0.1)	$0.4
Facilities costs	40.1	0.4	(0.3)	(0.1)	(4.7)	35.4

Total accrued	$41.2	$0.4	$(0.8)	$(0.2)	$(4.8)	$35.8

     The FY2004 Plan amounts accrued at June 30, 2005, related to facilities costs represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. The Company does not expect any significant additional severance or facilities charges related to the FY2004 Plan subsequent to June 30, 2005 other than potential adjustments to lease accruals based on actual subleases differing from estimates. Accretion (the increase in the present value of facilities accruals over time) and adjustments to original estimates are included in operating expenses.
     During the first quarter ended June 30, 2005, the Company implemented a plan (FY2006 Plan) that is expected to allow the Company to realize its profitability goals by reducing costs and realigning resources to focus on growth areas. The FY2006 Plan included the involuntary termination of 725 employees. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. The workforce reduction will reduce selling and general and administrative expenses in product areas that are not realizing the Company’s profitability and growth goals and will be completed by the end of the second quarter of fiscal 2006. The costs for the first quarter ended June 30, 2005 related to the FY2006 plan are as follows:

	Severance
	& Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Three months ended June 30, 2005
Cost of license revenues	$1.3	$—	$—	$1.3
Cost of maintenance revenues	3.0	—	—	3.0
Cost of professional services	3.2	—	—	3.2
Selling and marketing expenses	26.0	0.2	—	26.2
Research and development expenses	3.9	—	—	3.9
General and administrative expenses	5.2	0.3	0.8	6.3

Total included in operating expenses	$42.6	$0.5	$0.8	$43.9

     As of June 30, 2005, $13.7 million of severance and facilities costs related to actions completed under the FY2006 Plan remained accrued for payment in future periods, as follows:

			Cash
			Payments, Net	Balance at
	Balance at	Charged	of Sublease	June 30,
	March 31, 2005	to Expense	Income	2005
		(In millions)
Severance and related costs	$—	$42.6	$(29.4)	$13.2
Facilities costs	—	0.5	—	0.5

Total accrued	$—	$43.1	$(29.4)	$13.7

(6) Income Taxes
     Income tax expense was $19.6 million for the quarter ended June 30, 2004, as compared to income tax expense of $35.8 million for the quarter ended June 30, 2005, resulting in an effective tax rate of 64.7% and 667.0%, respectively. The Company’s effective tax rate and associated provision for income taxes for the three months ended June 30, 2004 and 2005 were based on our estimates of consolidated earnings before taxes for fiscal 2005 and 2006, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, estimated tax credits, estimated tax incentives and our assessment regarding the realizability of the Company’s deferred tax assets. Included in income tax expense for the quarter ended June 30, 2004, was a non-recurring accrual of approximately $11.1 million to adjust the Company’s aggregate net liabilities for income taxes, withholding taxes and income tax exposures that were found to be understated after a thorough analysis of all of the Company’s income tax accounts in the first quarter of fiscal 2005. Excluding these items, the effective tax rate for the quarter ended June 30, 2004 was 28.0%. Included in income tax expense for the quarter ended June 30, 2005, is an accrued tax liability of approximately $36.5 million related to the Company’s adoption of a plan to repatriate approximately $717.2 million of qualified earnings under the applicable provisions of the American Jobs Creation Act of 2004 (the Act). The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. Excluding this item, the effective tax rate for the quarter ended June 30, 2005 was 24.0%.
(7) Trade Finance Receivables
     As discussed in Note 4 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, prior to fiscal 2005, the Company securitized trade finance receivables from customers with investment-grade credit ratings through two conduit entities sponsored by third-party financial institutions. In April 2004, one of the conduit entities sold its interests in the Company’s outstanding securitized finance receivables to the other conduit entity, such that the senior interests in all of the Company’s outstanding securitized finance receivables were held by one conduit entity. In December 2004, the Company purchased the senior interests from the conduit entity at fair value, effectively terminating its securitization arrangements. The Company simultaneously transferred the outstanding finance receivables that had previously been securitized to an unaffiliated financial institution on a non-recourse basis through its existing financial subsidiary. This transfer was recorded as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company does not expect to securitize trade finance receivables in the future but will continue to transfer such receivables on a non-recourse basis through individual transfers.
     Prior to the purchase of previously securitized finance receivables discussed above, the Company utilized interest rate swaps with the objective of minimizing its interest rate exposure on the retained subordinate interests to immaterial levels. Upon the purchase of the previously securitized receivables in December 2004, the Company settled its outstanding interest rate swaps.

(8) Guarantees
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
(9) Tradenames
     Under the purchase accounting method for acquisitions, portions of the purchase prices were allocated to other intangible assets, including tradenames. Through March 31, 2005, most of the Company’s acquired tradenames were not amortized because the assets were deemed to have indefinite remaining useful lives. As a result of a recently initiated re-branding campaign, the Company changed the estimated economic useful lives, effective April 1, 2005, of acquired tradenames from indefinite to two years. The carrying amount of the previously unamortized tradenames at March 31, 2005 was $25.2 million and will be amortized on a straight-line basis over a two year period commencing April 1, 2005. The pre-tax increase in amortization expense for tradenames resulting from this change in estimate was $3.2 million for the quarter ended June 30, 2005. The after-tax effect of the increase in amortization expense for tradenames for the quarter ended June 30, 2005 on net earnings (loss) of $2.4 million increased basic and diluted loss per share by $(0.01).
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section of the Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this Report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled “Certain Risks and Uncertainties.” It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for fiscal 2005.
Overview
     BMC Software is one of the world’s largest independent software vendors. Delivering Business Service Management (BSM), we provide software solutions that empower companies to manage their information technology (IT) infrastructure from a business perspective. Our extensive portfolio of software solutions spans enterprise systems, applications, databases and service management.
     For the quarter ended June 30, 2004, our diluted earnings per share was $0.05, as compared to diluted loss per share of $(0.19) for the quarter ended June 30, 2005. This decline is driven primarily by income tax expense recorded for the quarter ended June 30, 2005 for an accrued tax liability of approximately $36.5 million for our adoption of a plan to repatriate approximately $717.2 million of qualified earnings under the applicable provisions of the American Jobs Creation Act of 2004. In addition, the decline is a result of higher operating expenses during the quarter ended June 30, 2005, as a result of our recent restructuring activities and selling and marketing initiatives. Our license revenues during the quarter ended June 30, 2004 were $100.3 million, as compared to $113.9 million for the quarter ended June 30, 2005. Our maintenance revenues during the quarter ended June 30, 2004 were $204.8 million, as compared to $213.6 million for the quarter ended June 30, 2005. Maintenance revenues increased primarily as a result of the additional revenue associated with acquired products and the continuing growth in the base of installed Service Management products. We maintained a strong balance sheet with cash and cash equivalents and marketable securities balances at June 30, 2005 of $1,295.9 million, and we generated $92.9 million in cash flows from operations for the three months ended June 30, 2005. During the first quarter of fiscal 2006, we spent approximately $86.0 million to repurchase approximately 5.0 million shares of our common stock.
Industry Conditions
     The worldwide market for spending on IT solutions remains challenging. However, enterprises around the world have a need for integrated systems management software to manage their complex IT environments. We believe that companies that can provide an integrated suite of solutions that align IT resources with the needs of the overall business will be rewarded with repeat and new customers. While we remain optimistic about our business prospects and continue to believe that we are uniquely positioned to be the leading provider of BSM solutions, we recognize that the systems management software marketplace is highly competitive. We compete for new customers and, from time to time, must compete to maintain our relationships with our current customers. This competition can lead to pricing pressure and can affect our margins. We discuss competition in greater detail under Certain Risks and Uncertainties below.
Critical Accounting Policies
     The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, acquired technology, in-process research and development, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2005 under Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Certain amounts previously reported have been reclassified to provide comparability among the periods reported. Those reclassifications did not impact our net earnings or stockholders’ equity.
Results of Operations and Financial Condition
     The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) bear to total revenues. These financial results are not necessarily indicative of future results.

	Percentage of Total
	Revenues
	Three Months Ended
	June 30,
	2004	2005
Revenues:
License	30.8%	32.7%
Maintenance	62.8	61.3
Professional services	6.4	6.0

Total revenues	100.0	100.0

Cost of license revenues	9.4	9.6
Cost of maintenance revenues	13.8	13.1
Cost of professional services	6.3	6.7
Selling and marketing expenses	38.3	41.4
Research and development expenses	14.5	16.1
General and administrative expenses	12.6	17.1
Amortization of acquired technology and intangibles	1.2	2.6

Total operating expenses	96.1	106.6

Operating income (loss)	3.9	(6.6)
Interest and other income, net	6.0	4.9
Gain (loss) on marketable securities and other investments	(0.6)	0.2

Other income, net	5.4	5.1
Earnings (loss) before income taxes	9.3	(1.5)
Income tax provision	6.0	10.3

Net earnings (loss)	3.3%	(11.8)%

Revenues
     We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services. We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.

	Three Months Ended
	June 30,		%
	2004	2005	Change
	(In millions)
License:
Domestic	$46.4	$52.7	13.6%
International	53.9	61.2	13.5%

Total license revenues	100.3	113.9	13.6%

Maintenance:
Domestic	115.0	119.9	4.3%
International	89.8	93.7	4.3%

Total maintenance revenues	204.8	213.6	4.3%

Professional services:
Domestic	10.0	8.8	(12.0)%
International	10.9	12.0	10.1%

Total professional services revenues	20.9	20.8	(0.5)%

Total revenues	$326.0	$348.3	6.8%

     Product License Revenues
     Our product license revenues primarily consist of fees related to products licensed to customers on a perpetual basis. Product license fees can be associated with a customer’s licensing of a given software product for the first time or with a customer’s purchase of the right to run a previously licensed product on additional computing capacity or for additional users. Our license revenues also include term license fees which are generated when customers are granted license rights to a given software product for a defined period of time.
     License revenues increased 13.6% for the quarter ended June 30, 2005, as compared to quarter ended June 30, 2004. Increased strength in mainframe product purchases during the first quarter of fiscal 2006 primarily led the revenue growth. In addition, license revenues increased during the quarter ended June 30, 2005, as a result of the Marimba, Inc. acquisition in the second quarter of fiscal 2005. License bookings, which is defined as recognized license revenues plus the net change in deferred license revenues, for the quarter ended June 30, 2005, increased 19.0%, as compared to quarter ended June 30, 2004, as a result of increases in mainframe product sales and product sales from acquired companies within our Service Management and Identity Management product lines. We closed 13 license transactions over $1.0 million during the quarter ended June 30, 2005, including one transaction over $5.0 million, an increase from nine such transactions in the prior year period, which had no transactions over $5.0 million. The total license value of these 13 transactions was $26.5 million, including amounts recognized and deferred, compared to $17.2 million for the nine transactions in the comparable prior year period.
     For the quarters ended June 30, 2004 and 2005, our recognized license revenues were impacted by the changes in our deferred license revenue balance as follows:

	Three Months Ended
	June 30,
	2004	2005
	(In millions)
Deferrals of license revenue	$(22.1)	$(32.9)
Recognition from deferred license revenue	38.8	47.2

Net impact on recognized license revenues	$16.7	$14.3

Deferred license revenue balance at end of quarter	$335.6	$392.9

     The primary reasons for license revenue deferrals include customer transactions that include certain complex contractual terms and conditions, customer transactions that include products with different maintenance pricing methodologies, such as a license covering both Remedy products and other BMC Software products, and customer transactions that include products with differing maintenance periods. In each of these instances, we do not have vendor-specific objective evidence of the fair value of the maintenance and/or professional services in the transaction, which causes the license revenues to be deferred under the residual method of accounting for multiple element arrangements. In addition, for all time-based licenses, we recognize license revenue ratably over the respective term length. The contract terms and conditions that result in deferral of revenue recognition for a given transaction result from arm’s length negotiations between us and our customers. We anticipate our transactions will continue to include such contract terms that result in deferral of the related license revenues as we expand our offerings to meet customers’ product, pricing and licensing needs.
     Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenues to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenues to be recognized each quarter become more predictable as a larger percentage of those revenues come from the deferred license revenue balance. As of June 30, 2005, the average remaining life of the deferred license revenue balance was approximately 3 years. Of the total deferred license revenue balance at June 30, 2005, we estimate that we will recognize license revenues of $133.8 million, $124.8 million and $134.4 million, for the remainder of fiscal 2006, fiscal 2007 and fiscal 2008 and thereafter, respectively.
     Our domestic operations generated 46.3% and 46.3% of license revenues for the quarters ended June 30, 2004 and 2005, respectively. Domestic license revenues for the quarter ended June 30, 2005 increased 13.6%, compared to the comparable periods in the prior fiscal year primarily as a result of Mainframe revenue and Service Management revenue growth. International license revenues represented 53.7% and 53.7% of license revenues for the quarters ended June 30, 2004 and 2005. International license revenues for the quarter ending June 2005 reflected an increase of 13.5%, compared to the same period last year primarily as a result of growth in the Distributed Systems Management revenue. Foreign currency exchange rate changes resulted in an increase in international license revenue of 1.5% for the quarter ended June 30, 2005, net of hedging. Excluding this currency impact, international license revenues increased 12.0% compared to the quarter ended June 30, 2004.
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

     Maintenance revenues increased 4.3% for the quarter ended June 30, 2005, over the comparable prior year period, primarily as a result of the additional maintenance revenue associated with acquired products and the continuing growth in the base of installed Service Management products. Maintenance fees increase with new license and maintenance agreements and as existing customers install our products on additional processing capacity or add users. However, discounts on licensed products tend to increase at higher levels of processing capacity, so that maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. These discounts, combined with an increase in long-term maintenance contracts with reduced maintenance percentages and our license bookings performance, excluding our Service Management products, have led to lower growth rates for our maintenance revenues excluding our Service Management products. Of the total deferred maintenance revenue balance at June 30, 2005, we expect to recognize maintenance revenues of $530.1 million, $397.7 million, and $390.2 million for the remainder of fiscal 2006, fiscal 2007 and fiscal 2008 and thereafter, respectively. As additional maintenance revenues are deferred in future periods, the amounts to be recognized will increase.
     Product Line Revenues

	Three Months Ended
	June 30,
	2004	2005	Change
	(In millions)
Mainframe Management:
Mainframe Data Management	$85.5	$91.1	6.5%
MAINVIEW	26.9	27.3	1.5%

	112.4	118.4	5.3%

Distributed Systems Management:
PATROL	56.9	55.7	(2.1)%
Distributed Systems Data Management	18.0	15.9	(11.7)%
Scheduling & Output Management	30.4	35.2	15.8%

	105.3	106.8	1.4%

Service Management	82.4	96.2	16.7%
Identity Management	5.0	6.1	22.0%

Total license and maintenance revenues	$305.1	$327.5	7.3%

     Our solutions are broadly divided into four core product categories. The Mainframe Management product category includes products designed for managing database management systems on mainframe platforms. The Distributed Systems Management product category includes our systems management and monitoring, distributed data management, scheduling and output management solutions. The Service Management product category includes our service, change and asset management solutions, IT discovery and software configuration management solutions. The Identity Management product category includes products that facilitate user administration and provisioning, password administration, enterprise directory management, web access control and audit and compliance management.
     Mainframe Management revenues represented 36.8% and 36.2% of our total software revenues for the quarters ended June 30, 2004 and 2005, respectively. Total software revenues for this group increased 5.3% in the quarter ended June 30, 2005, from the same period in the prior year primarily as a result of the license and maintenance revenue increases in the Mainframe Data Management and the MAINVIEW product lines. This increase is primarily driven by an increase in license revenue due to capacity upgrades.
     Distributed Systems Management revenues represented 34.5% and 32.6% of our total software revenues for the quarters ended June 30, 2004 and 2005, respectively. Total software revenues for this product category increased 1.4% for the quarter ended June 30, 2005, compared to the prior year period primarily as a result of a 15.8% increase in Scheduling & Output Management offset by a decrease in Distributed Systems and PATROL. The decrease in Distributed Systems is attributable to a decline in license bookings as a result of increased competition from database providers in this market.
     Service Management revenues represented 27.0% and 29.4% of our total software revenues for the quarters ended June 30, 2004 and 2005, respectively. Total software revenues for this product category increased 16.7% in the quarter ended June 30, 2005, from the same periods in the prior year as license revenues increased 14.6% and maintenance revenues increased 17.9%, respectively. The increases were primarily due to the acquisition of Marimba, Inc. during the second quarter of fiscal 2005, and maintenance revenue growth in Remedy’s core business.

     Identity Management revenues contributed 1.6% and 1.9% of total software revenues for the quarters ended June 30, 2004 and 2005, respectively. Total software revenues for this product category increased 22.0% in the quarter ended June 30, 2005 from the same periods in the prior year. Identity Management license revenues increased 41.7% for the quarter ended June 30, 2005, and maintenance revenues, also showing growth, increased 12.7% for the quarter ended June 30, 2005 as compared to the prior year comparable period. In response to many of our competitors’ abilities to offer integrated solution suites, which customers were choosing over the point products we provided, we acquired Calendra in January 2005 and OpenNetwork in March 2005. These acquisitions completed our transition from being a point product provider in the identity management market to a complete suite provider.
Professional Services Revenues
     Professional services revenues, representing fees from implementation, integration and education services performed during the periods, showed a slight decrease of 0.5% for the quarter ended June 30, 2005, compared to the prior year period. The 12.0% decrease in domestic professional services is offset by a 10.1% increase in international professional service revenues. The decrease in total professional services revenue is due to an internal reorganization of the professional services team during the quarter ended June 30, 2005.
Operating Expenses
     Operating expenses for the quarter ended June 30, 2005 include exit activity costs pertaining to the FY2006 Plan as described in note 5 herein. Excluding the costs associated with the exit activities, total operating expenses would have increased 4.5%, which is primarily the result of recent acquisitions. As a result of the restructuring as described below, we expect to recognize significant cost savings in future periods.

	Three Months Ended
	June 30,		%
	2004	2005	Change
	(In millions)
Cost of license revenues	$30.6	$33.3	8.8%
Cost of maintenance revenues	44.9	45.8	2.0%
Cost of professional services	20.5	23.3	13.7%
Selling and marketing expenses	124.7	144.2	15.6%
Research and development expenses	47.2	56.2	19.1%
General and administrative expenses	41.2	59.4	44.2%
Amortization of intangibles	4.2	9.0	114.3%

Total operating expenses	$313.3	$371.2	18.5%

     Exit Activities and Related Costs
     During the year ended March 31, 2004, we implemented a plan (FY2004 Plan) that included the involuntary termination of approximately 785 employees during that year. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. We also exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities. The relocation efforts for the FY2004 Plan were completed as of December 31, 2003.
     As of June 30, 2005, $35.8 million of severance and facilities costs related to actions completed under the FY2004 Plan remained accrued for payment in future periods, as follows:

	Balance at			Effect of	Cash Payments,	Balance at
	March 31,		Adjustments	Exchange Rate	Net of Sublease	June 30,
	2005	Accretion	to Estimates	Changes	Income	2005
			(In millions)
Severance and related costs	$1.1	$—	$(0.5)	$(0.1)	$(0.1)	$0.4
Facilities costs	40.1	0.4	(0.3)	(0.1)	(4.7)	35.4

Total accrued	$41.2	$0.4	$(0.8)	$(0.2)	$(4.8)	$35.8

     The FY2004 Plan amounts accrued at June 30, 2005, related to facilities costs represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. We do not expect any significant additional severance or facilities charges related to the FY2004 Plan subsequent to June 30, 2005 other than potential adjustments to lease accruals based on actual subleases differing from estimates. Accretion (the increase in the present value of facilities accruals over time) and adjustments to original estimates are included in operating expenses.
     During the first quarter ended June 30, 2005, we implemented a plan (FY2006 Plan) that is expected to allow us to realize our profitability goals by reducing costs and realigning resources to focus on growth areas. The FY2006 Plan included the involuntary termination of 725 employees. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. The workforce reduction will reduce selling and general and administrative expenses in product areas that are not realizing our profitability and growth goals and will be completed by the end of the second quarter of fiscal 2006. The costs for the first quarter ended June 30, 2005 related to the FY2006 plan are as follows:

	Severance
	& Related		Incremental
Three months ended June 30, 2005	Costs	Facilities	Depreciation	Total
		(In millions)
Cost of license revenues	$1.3	$—	$—	$1.3
Cost of maintenance revenues	3.0	—	—	3.0
Cost of professional services	3.2	—	—	3.2
Selling and marketing expenses	26.0	0.2	—	26.2
Research and development expenses	3.9	—	—	3.9
General and administrative expenses	5.2	0.3	0.8	6.3

Total included in operating expenses	$42.6	$0.5	$0.8	$43.9

     As of June 30, 2005, $13.7 million of severance and facilities costs related to actions completed under the FY2006 Plan remained accrued for payment in future periods, as follows:

			Cash
	Balance at		Payments, Net	Balance at
	March 31,	Charged	of Sublease	June 30,
	2005	to Expense	Income	2005
		(In millions)
Severance and related costs	$—	$42.6	$(29.4)	$13.2
Facilities costs	—	0.5	—	0.5

Total accrued	$—	$43.1	$(29.4)	$13.7

     In addition, we anticipated and managed voluntary employee attrition during the quarter ended June 30, 2005, resulting in total workforce reduction, including those terminated in the FY 2006 Plan, of 836 at quarter end.
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
     Cost of License Revenues
     Cost of license revenues is primarily comprised of (i) the amortization of capitalized software costs for internally developed products, (ii) amortization of purchased software included in internally developed products, (iii) amortization of acquired technology for products acquired through business combinations, (iv) license-based royalties to third parties, (v) production and distribution costs for initial product licenses, (vi) severance, and (vii) facilities costs related to personnel/locations that develop product licenses. The cost of license revenues represented 9.4% and 9.6% of total revenues for the quarters ended June 30, 2004 and 2005, respectively, and 30.5% and 29.2% of license revenues for the quarters ended June 30, 2004 and 2005, respectively. Cost of license revenues increased 8.8% in the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004, primarily as a result of (i) the amortization of acquired technology from the acquisition of Marimba and Viadyne in the second quarter of fiscal 2005, (ii) an increase in license-based royalties to third parties, and (iii) severance costs incurred for fiscal 2006 relating to the FY2006 Plan as described in Exit Activities and Related Costs above.
     As discussed in note 1(f) to our audited consolidated financial statements for the year ended March 31, 2005, as filed with the Securities and Exchange Commission on Form 10-K, we capitalize software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The following table summarizes the amounts capitalized and amortized during the quarter ended June 30, 2004 and 2005. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

	Three Months Ended
	June 30,
	2004	2005
	(In millions)
Software development and purchased software costs capitalized	$(14.2)	$(11.1)
Total amortization	19.4	18.0

Net impact on operating expenses	$5.2	$6.9

Accelerated amortization included in total amortization above	$0.8	$0.1

     Cost of Maintenance Revenues
     Cost of maintenance revenues is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. The cost of maintenance revenues for the quarter ended June 30, 2005 includes a portion of the severance costs under the FY2006 Plan as described in Exit Activities and Related Costs above. The cost of maintenance revenues represented 13.8% and 13.1% of total revenues for the quarters ended June 30, 2004 and 2005, respectively, and 21.9% and 21.4% of maintenance revenues for the quarters ended June 30, 2004 and 2005, respectively. Cost of maintenance revenues increased 2.0% in the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004, primarily as a result of severance costs under the FY2006 Plan as described in Exit Activities and Related Costs above.
     Cost of Professional Services
     Cost of professional services consists primarily of personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers, and the related infrastructure to support this business. Cost of professional services for the quarter ended June 30, 2005 includes a portion of the severance costs under the FY2006 Plan as described in Exit Activities and Related Costs above. The cost of professional services represented 6.3% and 6.7% of total revenues for the quarters ended June 30, 2004 and 2005, respectively, and 98.1% and 112.0% of professional services revenues for the quarters ended June 30, 2004 and 2005, respectively. Cost of professional services increased 13.7% in the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004, primarily as a result of severance costs under the FY2006 Plan as described in Exit Activities and Related Costs above.
     Selling and Marketing
     Our selling and marketing expenses primarily include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. Selling and marketing expenses represented 38.3% and 41.4% of total revenues for the quarters ended June 30, 2004 and 2005, respectively. Selling and marketing expenses increased 15.6% for the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004, primarily as a result of severance costs under the FY2006 Plan as described in Exit Activities and Related Costs above, partially offset by decreased commissions expense. Although revenue increased, commission expense decreased as a result of changes in our commission plans. For the quarters ended June 30, 2004 and 2005, commission expense was impacted by the changes in our deferred commissions balance (i.e., the net impact of commissions deferred and commissions recognized out of the deferred balance) as follows:

	Three Months Ended
	June 30,
	2004	2005
	(In millions)
Net impact of change in deferred commissions on selling and marketing expenses	$(1.2)	$6.1

Total deferred commissions balance	$15.2	$52.7

     Research and Development
     Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include costs associated with the maintenance, enhancement and support of our products, computer hardware/software costs, telecommunications and personnel expenses necessary to maintain our data processing center.
     Research, development and support expenses represented 14.5% and 16.1% of total revenues for the quarters ended June 30, 2004 and 2005, respectively. Research, development and support expenses increased 19.1% in the quarter June 30, 2005, as compared to the quarter ended June 30, 2004, primarily as a result of severance costs under the FY2006 Plan as described in Exit Activities and Related Costs above.
     General and Administrative
     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, IT, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects, insurance and severance pertaining to exit activities and related costs. General and administrative expenses represented 12.6% and 17.1% of total revenues for the quarters ended June 30, 2004 and 2005, respectively. These expenses increased 44.2% for the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004, primarily as a result of higher professional fees, consisting of legal, accounting and consulting fees primarily due to Sarbanes-Oxley Section 404 compliance efforts. Total third party fees incurred relating to Sarbanes-Oxley Section 404 compliance were $11.6 million for the quarter ended June 30, 2005. We will continue to incur third party fees for the remainder of fiscal 2006, but we expect these fees to decline significantly through the end of the period.
     Amortization of Intangibles
     Under the purchase accounting method for acquisitions, portions of the purchase prices were allocated to other intangible assets, including tradenames. Through March 31, 2005, most of the Company’s acquired tradenames were not amortized because the assets were deemed to have indefinite remaining useful lives. For the quarter ended June 30, 2004, amortization of intangibles was $4.2 million, as compared to $9.0 million for the quarter ended June 30, 2005. As a result of a recently initiated re-branding campaign, the Company changed the estimated economic useful lives, effective April 1, 2005, of acquired tradenames from indefinite to two years. The carrying amount of the previously unamortized tradenames at March 31, 2005 was $25.2 million and will be amortized on a straight-line basis over a two year period commencing April 1, 2005. The pre-tax increase in amortization expense resulting from this change in estimate was $3.2 million for the quarter ended June 30, 2005. The after-tax effect of the increase in amortization expense for tradenames for the quarter ended June 30, 2005 on net earnings (loss) of $2.4 million increased basic and diluted earnings (loss) per share by $(0.01).
Other Income, Net
     For the quarters ended June 30, 2004 and 2005, other income, net, consists primarily of (i) interest earned on cash and cash equivalents, marketable securities and finance receivables and (ii) rental income on owned facilities of $17.8 million and $17.9 million, respectively. Other income, net is partially offset by interest expense on capital lease obligations. Other income, net is also increased or reduced by gains or losses, respectively, on marketable securities, other investments and fixed assets. For the quarters ended June 30, 2004 and 2005, other income, net was $17.6 million.
Income Taxes
     Income tax expense was $19.6 million for the quarter ended June 30, 2004, as compared to income tax expense of $35.8 million for the quarter ended June 30, 2005, resulting in an effective tax rate of 64.7% and 667.0%, respectively. Our effective tax rate and associated provision for income taxes for the three months ended June 30, 2004 and 2005 were based on our estimates of consolidated earnings before taxes for fiscal 2005 and 2006, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, estimated tax credits, estimated tax incentives and our assessment regarding the realizability of our deferred tax assets. Included in income tax expense for the quarter ended June 30, 2004, was a non-recurring accrual of approximately $11.1 million to adjust our aggregate net liabilities for income taxes, withholding taxes and income tax exposures that were found to be understated after a thorough analysis of all of our income tax accounts in the first quarter of fiscal 2005. Excluding these items, the effective tax rate for the quarter ended June 30, 2004 was 28.0%. Included in income tax expense for the quarter ended June 30, 2005, is an accrued tax liability of approximately $36.5 million related to our adoption of a plan to repatriate approximately $717.2 million of qualified earnings under the applicable provisions of the American Jobs Creation Act of 2004. This Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. Excluding this item, the effective tax rate for the quarter ended June 30, 2005 was 24.0%.
Recently Issued Accounting Pronouncements
     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides guidance on evaluating other-than-temporary impairment for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method. The consensus includes a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position (FSP) No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10 — 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 until the FASB staff provides applicable implementation guidance. In July 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and issued proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final (the FASB plans to retitle this FSP as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”). The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The final FSP will replace the guidance set forth in paragraphs 10 through 18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115. FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. We do not expect the new guidance to have a material effect on our condensed consolidated financial position or results of operations.
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
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” as an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and must be applied prospectively. We do not expect that the adoption of SFAS No. 153 will have a material effect on our condensed consolidated financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle and to those changes required by an accounting pronouncement when such a pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.
     Liquidity and Capital Resources
     One of our major goals is to optimize our capital structure. The financial data utilized in analyzing our liquidity and financial position is summarized in the tables below:

	Three Months Ended
	June 30,
	2004	2005
	(In millions)
Cash flow data:
Cash provided by operating activities	$90.1	$92.9
Treasury stock acquired	20.0	86.0
Cash paid for technology acquisitions and other investments, net of cash acquired	4.8	3.3

	March 31,	June 30,
	2005	2005
	(In millions)
Balance sheet data:
Cash and cash equivalents and marketable securities	$1,283.1	$1,295.9
Trade accounts receivable, net (including current finance receivables)	343.6	248.0
Long-term trade finance receivables, net	126.1	94.3
Deferred revenue	1,632.3	1,636.6
Operating Activities
     The table below aggregates certain line items from our condensed consolidated statements of cash flows to present the key items affecting our cash flows from operating activities:

	Three Months Ended
	June 30,
	2004	2005
	(In millions)
Net earnings (loss)	$10.7	$(41.1)
Adjustments to net earnings (loss) for items whose cash effects are investing or financing cash flows	51.9	57.5
Decrease in finance receivables	65.9	55.5
Decrease in payables to third-party financing institutions for finance receivables	(18.3)	(15.5)
(Decrease) increase in accrued exit costs	(11.5)	8.3
All other, net	(8.6)	28.2

Net cash provided by operating activities	$90.1	$92.9

•	The most significant component of adjustments to net earnings (loss) for items whose cash effects are investing or financing cash flows is depreciation and amortization, as follows:

	Three Months Ended
	June 30,
	2004	2005
	(In millions)
Depreciation	$13.3	$15.8
Amortization of capitalized software development costs	19.4	18.0
Amortization of acquired technology	11.9	14.2
Amortization of intangible assets	4.2	9.0
Amortization of premiums on marketable debt securities	0.7	0.5

Depreciation and amortization	$49.5	$57.5

▪	For the three months ended June 30, 2005, the increase in adjustments to net earnings (loss) for items whose cash effects are investing or financing cash flows is primarily due to the increase in depreciation and amortization for the quarter. The increase in depreciation for the first quarter of fiscal 2006 is primarily the result of property and equipment that has been placed in service through purchases subsequent to the first quarter of fiscal 2005. The increase in amortization of intangible assets is a result of a recently initiated re-branding campaign, whereby we changed the estimated economic useful lives, effective April 1, 2005, of our acquired tradenames from indefinite to two years, and are reporting the change prospectively as a change in estimate. See discussion in Amortization of Intangibles above.

▪	We continue to finance our operations primarily through funds generated from operations. Our primary source of cash is the sale of our software licenses, software maintenance and professional services. We believe that our existing cash balances and funds generated from operating and investing activities will be sufficient to meet our liquidity requirements for the foreseeable future. However, we have a history of acquiring companies. If we were to make a significant acquisition in the future, we might find it advantageous to utilize third-party financing sources based on factors such as our then available cash and its source (i.e., cash held in the United States of America versus international locations), the cost of financing and our internal cost of capital.
Investing Activities
     The table below aggregates certain line items from our condensed consolidated statements of cash flows to present the key items affecting our cash flows from investing activities:

	Three Months Ended
	June 30,
	2004	2005
	(In millions)
Proceeds from maturities / sales of marketable securities	$149.7	$30.9
Proceeds from sale of property and equipment	—	5.0
Purchases of property and equipment	(16.8)	(4.2)
Purchases of marketable securities	(8.4)	(7.3)
All other, net	(19.0)	(14.4)

Net cash provided by investing activities	$105.5	$10.0

▪	The primary source of cash from investing activities is the proceeds from maturities / sales of marketable securities.

▪	The primary components of other cash used in investing activities are software development costs capitalized and purchases of marketable securities.
Financing Activities
     The table below aggregates certain line items from our condensed consolidated statements of cash flows to present the key items affecting our cash flows from financing activities:

	Three Months Ended
	June 30,
	2004	2005
	(In millions)
Treasury stock acquired	$(20.0)	$(86.0)
Payments on capital leases	(1.0)	(1.4)
Stock options exercised and other	4.9	16.9

Net cash used in financing activities	$(16.1)	$(70.5)

▪	There were no borrowings during the three months ended June 30, 2004 and 2005, and the main use of cash for financing activities was the acquisition of treasury stock. During the three months ended June 30, 2005, approximately 5.0 million shares of treasury stock were purchased, representing a significant increase over previous quarters. We plan to continue this increased pace of treasury stock purchases, subject to market conditions, other possible uses of our cash and our domestic liquidity position.

▪	The exercise of stock options was the primary source of cash from financing activities.

     The Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2004 and 2005, are included in the accompanying condensed consolidated financial statements.
Cash and Cash Equivalents and Marketable Securities
     At June 30, 2005, our cash and cash equivalents and marketable securities were $1,295.9 million, an increase of approximately $12.8 million from March 31, 2005. This increase is primarily the result of cash flow generated from operating activities for the quarter ended June 30, 2005, partially offset by treasury stock purchases. Approximately 43% of the cash and cash equivalents and marketable securities at June 30, 2005 is held in international locations and was largely generated from our international operations. Our international operations have generated approximately $71.9 million of earnings for which United States income taxes have not been recorded. We have accrued a tax liability of approximately $36.5 million related to our adoption of a plan to repatriate approximately $717.2 million of qualified international earnings under the applicable provisions of the American Jobs Creation Act of 2004. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. See Income Taxes section included herein for additional discussion.
     Our marketable securities are primarily investment grade and highly liquid. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year, and while typically yielding greater returns, investing in such securities reduces reported working capital.
Trade Finance Receivables
     We provide financing on a portion of our sales transactions to customers that meet our specified standards of creditworthiness. Our practice of providing financing at reasonable interest rates enhances our competitive position. We participate in established programs with third-party financial institutions to sell a significant portion of our finance receivables, enabling us to collect cash sooner and remove credit risk. The finance receivables are sold to third-party financial institutions on a non-recourse basis. We record such transfers of beneficial interests in finance receivables to third-party financial institutions as sales of such finance receivables when we have surrendered control of such receivables, including determining that such assets have been isolated beyond our reach and the reach of our creditors. We have not guaranteed the transferred receivables and have no obligation upon default. During the three months ended June 30, 2004 and 2005, we transferred $43.2 million and $54.8 million, respectively, of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis. However, to meet the needs of our customers we have been providing more licensing options, and this increased focus on flexibility may lead to more customer transactions where cash payments will be received over time. This flexibility may reduce our ability to transfer finance receivables in the future and may reduce our cash flow from operations in the near term.
Treasury Stock Purchases
     Our Board of Directors has authorized a $1.0 billion stock repurchase program ($500.0 million authorized in April 2000 that was increased by $500.0 million in July 2002). During the quarter ended June 30, 2005, we purchased approximately 5.0 million shares for approximately $86.0 million. From the inception of the repurchase program through June 30, 2005, we have purchased 49.6 million shares for $865.6 million. See PART II. Item 2. Issuer Purchases of Equity Securities below for a monthly detail of treasury stock purchases for the three months ended June 30, 2005. The repurchase program is funded solely with domestic cash and marketable securities and, therefore, affects the domestic versus international liquidity balances.
Contractual Obligations
     Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2005. There have been no material changes to our contractual obligations since March 31, 2005.
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
     In April 2005, we implemented a restructuring plan, the 2006 Plan, involving significant reductions in our workforce. Although we made efforts to minimize the impact on quota-carrying sales representatives, the workforce reductions included employees in our sales department, which could affect our ability to close future revenue transactions with our customers and prospects. The failure to retain and effectively manage our remaining employees could lead to decreased morale and attrition which could increase our costs, hinder our development efforts, impact the quality of our products, delay the delivery of new products or product updates and adversely affect our customer service. If we are unable to achieve the desired results of our restructuring plan, we could fall short of our profitability goals and could have to engage in additional restructuring activity. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We could have difficulty attracting and retaining such personnel as a result of a perceived risk of future workforce reductions.
The software industry includes large, powerful multi-line and small, agile single-line competitors.
     Some of our largest competitors, including International Business Machines Corp (IBM), Computer Associates International, Inc. (Computer Associates) and Hewlett-Packard Company (HP) have significant scale advantages. With scale comes a large installed base of customers in particular market niches, as well as the ability to develop and market software competitive with ours. Some of these competitors can also bundle hardware, software, and services together, which is a disadvantage for us since we do not provide hardware and have far fewer services offerings. Competitive products are also offered by numerous independent software companies that specialize in specific aspects of the highly fragmented software industry. Some, like Microsoft Corporation (Microsoft), Oracle Corporation (Oracle), and SAP Aktiengesellschaft (SAP), are the leading developers and vendors in their specialized markets. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with those offered by us. As the software industry consolidates generally, it is possible that storage and security vendors such as EMC Corporation (EMC) and Symantec Corporation (Symantec) will enter the systems management market. Additionally, many customers historically have developed their own products that compete with those offered by us. Competition from any of these sources can result in price reductions or displacement of our products, which could have a material adverse effect on our business, financial condition, operating results, and cash flows.
Industry consolidation could affect prices or demand for our products.
     The IT industry and the market for our systems management products is becoming increasingly competitive due to a variety of factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and mixed economic recovery in the United States. There is also a growing trend toward consolidation in the software industry. Continued consolidation within the software industry could create opportunities for larger software companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. We expect this trend towards consolidation to continue as companies attempt to maintain or extend their market and competitive positions in the rapidly changing software industry and as companies are acquired or are unable to continue operations. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results due to lengthening of the customer evaluation process and/or loss of business to these stronger competitors, which may materially and adversely affect our business, financial condition or results of operations.
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
     We carry out our business operations through entities in the United States and multiple foreign jurisdictions. As such, we are required to file corporate income tax returns that are subject to United States, State and foreign tax laws. The United States, State and foreign tax liabilities are determined, in part, by the amount of operating profit generated in these different taxing jurisdictions. Our effective tax rate and earnings could be adversely affected by changes in the mix of operating profits generated in countries with higher statutory tax rates. We are also required to evaluate the realizability of our deferred tax assets. This evaluation requires that our management assess the positive and negative evidence regarding sources of future taxable income. If management’s assessment regarding the realizability of our deferred tax assets changes or we are presented with additional negative evidence regarding future sources of taxable income, we will be required to increase our valuation allowance, which will negatively impact our effective tax rate and earnings. We are also subject to routine corporate income tax audits in multiple jurisdictions. Our provision for income taxes includes amounts intended to satisfy income tax assessments that may result from the examination of our corporate tax returns that have been filed in these jurisdictions. The amounts ultimately paid upon resolution of these examinations could be materially different from the amounts included in the provision for income taxes and result in additional tax expense.
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
     We conduct substantial development and marketing operations in multiple locations in Israel and, accordingly, we are directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our business, operating results and financial condition. We maintain comprehensive contingency and business continuity plans for our local operations, and to date, the current dispute in the India – Pakistan region and hostilities within Israel have not caused disruption of our operations.
     Generally, our foreign sales are denominated in our foreign subsidiaries’ local currencies. If these currency exchange rates change unexpectedly, we could have significant gains or losses. The foreign currency to which we currently have the most significant exposure is the Euro. Additionally, fluctuations of the exchange rate of foreign currencies against the United States dollar can affect our revenue within those markets, all of which may adversely impact our business, financial condition, operating results, and cash flows. Currently, we use derivative financial instruments to hedge our exposure to fluctuations in currency exchange rates. Such hedging requires us to estimate when transactions will occur and cash will be collected, and we may not be successful in making these estimates. If these estimates are inaccurate, particularly during periods of currency volatility, it could have a materially adverse affect on our business, financial condition or operating results.
We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on our business.
     Management, through documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of March 31, 2005. In response to these material weaknesses in our internal control over financial reporting, we are implementing, and may be required to further implement, additional controls and procedures. In addition, in response to these material weaknesses, we will have to hire additional personnel, possibly requiring significant time and expense. Furthermore, we intend to continue improving our internal control over financial reporting, and the implementation and testing of these continued improvements could result in increased cost and could divert management attention away from operating our business.
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
     We use stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with the Company. In accounting for our stock option grants using the intrinsic value method under the provisions of APB Opinion No. 25, we generally recognize no compensation cost because the exercise price of options granted is generally equal to the market value of our common stock on the date of grant. The FASB has revised United States generally accepted accounting principles such that we will be required to record charges to earnings for employee stock option grants, which will negatively impact our earnings. The impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. In addition, the New York Stock Exchange rule requiring stockholder approval for all stock option plans could make it more difficult for us to adopt plans to grant options to employees in the future. To the extent that it becomes more difficult or costly to grant options and/or other stock-based compensation to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could materially adversely affect our business.
Interpretations of existing accounting pronouncements could adversely affect our financial results.
     On April 1, 1998 and 1999, we adopted AICPA SOP 97-2, “Software Revenue Recognition,” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (collectively, SOPs), respectively. The adoption of these standards did not have a material impact on our financial position or operating results. Based on our reading and interpretation of these SOPs, we believe that our current sales contract terms and business arrangements have been properly reported. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our financial condition and operating results.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our marketable securities subsequent to March 31, 2005, therefore our market risk sensitive instruments remain substantially unchanged from the description in our Annual Report on Form 10-K for the year ended March 31, 2005.
ITEM 4. Controls and Procedures
Material Weaknesses Previously Disclosed
     As discussed in Item 9A of our 2005 Annual Report on Form 10-K, we did not maintain effective internal control over financial reporting due to material weaknesses as of March 31, 2005 in the following three areas: (1) the design and operation of our internal controls over monitoring and analysis of vendor specific objective evidence (“VSOE”) of fair value of our maintenance and professional services; (2) the design and operation of our internal controls over monitoring and analysis of our deferred revenue account; and (3) the design and operation of our internal controls over the accounting for sales commissions. As also disclosed in our 2005 Annual Report, we are implementing actions to remediate these material weaknesses. While we have made progress in addressing the material weaknesses, we are continuing to address the issues underlying each of the material weaknesses, including both the process deficiencies and inadequate staffing of experienced, specialized accounting personnel. Due to the limited amount of time that has transpired since completion of our annual assessment, these steps have not fully remediated the material weaknesses and sufficient time has not passed to properly test the effectiveness of the controls post-remediation.
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2005, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weaknesses previously disclosed, which have not been completely remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls were not effective, as of the end of the period covered by this Quarterly Report. Notwithstanding this conclusion, our preparation of the financial statements for the period covered by this report, and our evaluation of disclosure controls as of the end of such period, were conducted with particular attention to the material weaknesses previously disclosed, and management continued to retain third party consultants and hire additional accounting personnel during the period to provide certain compensating controls and other assistance in areas where material weaknesses were identified. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects our financial condition, results of operations and cash flows as of and for the periods presented.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the activities described below, all of which began in the fourth quarter of fiscal 2005 and continued into the first quarter of fiscal 2006.
     We are undertaking efforts to remediate the material weaknesses identified above. Each of the identified material weaknesses was caused, in part, by inadequate staffing of experienced, specialized accounting personnel. Therefore, our remediation plans for each material weakness include hiring additional personnel trained and experienced in the complex accounting areas of revenue recognition, revenue accounting and sales commissions accounting. The remediation plans also include the following actions:
1. To provide reasonable assurance that we maintain proper VSOE of our maintenance and professional services, we:
•	are increasing the communication between accounting and sales personnel and are increasing the training of our sales force regarding our revenue recognition rules;

•	added preventive controls, including policies requiring executive level oversight of contract pricing;

•	are increasing our review of maintenance and professional services contracts at the time of order entry; and

•	are increasing the monitoring by our accounting department of the independent sales and renewal rates of our maintenance and professional services.
2. To provide reasonable assurance that we properly monitor and analyze our deferred revenue and accurately recognize such revenue, the revenue accounting department is:
•	adding detailed transactional processes to analyze deferred contracts and properly recognize associated revenues;

•	improving the monitoring of deferred contracts where recognition is dependent on the occurrence of one or more events; and

•	conducting quarterly account analyses of deferred revenue.
3. To provide reasonable assurance that we properly account for sales commissions, the accounting department:
•	added detailed transactional processes to analyze sales commissions and revenues recognized on associated transactions;

•	is accounting for sales commissions on a detailed transactional basis;

•	is applying consistent sales commission accounting policies in each region; and

•	is reviewing the accounting for sales commissions quarterly.
     We are actively recruiting to fill open positions in our accounting department, but the market for experienced accountants, particularly for software revenue recognition and revenue accounting experts, is highly competitive due to the increased workload and resultant demand from both accounting firms and public companies caused by Section 404 of the Sarbanes-Oxley Act of 2002. This, combined with the heavy workload of the post-Sarbanes-Oxley regulatory environment, has made it difficult for us to recruit, hire and retain accounting talent. While there can be no assurance that we will be successful on a timely basis, we believe that we should be able to adequately staff the accounting function now that our initial assessment of our internal control over financial reporting as required by Sarbanes-Oxley Section 404 is completed. We expect it to take us until calendar year end, however, to complete the recruiting and hiring of the additional staff. We will continue to assess the adequacy of our accounting structure and organization, both in terms of size and United States generally accepted accounting principles expertise.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     In January 2003, we filed a complaint against NetIQ Corporation (NetIQ) in the United States District Court of the Southern District of Texas, Houston Division, alleging that one or more of NetIQ’s software products and their use infringe a valid United States patent held by us and one or more of our trademarks. In August 2003, the Court ordered the case stayed pending arbitration. In September 2003, we filed a Statement of Claim with the American Arbitration Association asserting our claims of patent infringement, subject to our objections to the arbitration proceeding. We are seeking to enjoin NetIQ’s current and future infringement of our patent and to recover compensatory damages and enhanced damages, interest, costs and fees. In November 2003, NetIQ filed a counterclaim with the American Arbitration Association against us alleging patent infringement. We have denied that we infringe any valid claim of the NetIQ patent, which forms the basis of NetIQ’s counterclaim. In November 2004, we were awarded an interim ruling from the arbitration panel that eliminates several of NetIQ’s asserted defenses in this case. In April 2005, we amended our Statement of Claim to allege that one or more of NetIQ’s software products infringe a second valid United States patent held by us. Discovery is in the early stages, and a final hearing in the case is not expected before calendar year 2006.
     We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 2. Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Approximate Dollar
			Shares Purchased as	Value of Shares that
	(a) Total Number of	(b) Average Price Paid	Part of Publicly	May Yet Be Purchased
Period	Shares Purchased[1]	per Share[1]	Announced Program[2]	Under the Program[2]
April 1-30, 2005	574,653	$16.11	574,000	$211,171,719
May 1-31, 2005	2,876,075	$17.07	2,866,500	$162,247,910
June 1-30, 2005	1,580,000	$17.61	1,580,000	$134,395,317
Total	5,030,728	$17.10	5,020,500	$134,395,317

[1]	Includes repurchases made pursuant to the publicly announced plan in footnote 2 below and repurchases in satisfaction of tax obligations upon the lapse of restrictions on employee restricted stock grants.

[2]	In April 2000, our Board of Directors authorized a $500.0 million stock repurchase program. In July 2002, the Board of Directors increased the authorized stock repurchase program by $500.0 million. At June 30, 2005, there was approximately $134.4 million remaining in the stock repurchase program. This program does not have an expiration date.
ITEM 6. Exhibits

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.

	By:	/s/ Robert E. Beauchamp

Robert E. Beauchamp
President and Chief Executive Officer
August 9, 2005
	By:	/s/ George W. Harrington

George W. Harrington
Senior Vice President and Chief Financial Officer
August 9, 2005

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer or BMC Software, Inc. pursuant to Section 13a-14(a) of the Securites Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchanges Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant 13a-14(b) of the Securites Exchange Act of 1934 and 18 U.S.C. Section 1350.