Form 10-Q
period 2005-09-30
BMC SOFTWARE INC
filed 2005-11-09
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number including area code: (713) 918-8800
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 2, 2005, there were outstanding 216,297,538 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC. AND SUBSIDIARIES
QUARTER ENDED SEPTEMBER 30, 2005
INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2005 and September 30, 2005 (Unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended September 30, 2004 and 2005 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2004 and 2005 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 2.	Issuer Purchases of Equity Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 6.	Exhibits	37

	Signatures	38
Certification of CEO pursuant to Section 13a-14(a)
Certification of CFO pursuant to Section 13a-14(a)
Certification of CEO pursuant to Section 13a-14(b)
Certification of CFO pursuant to Section 13a-14(b)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	September 30,
	2005	2005
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$820.1	$526.0
Marketable securities	108.7	341.3
Trade accounts receivable, net	191.8	110.6
Current trade finance receivables, net	151.8	118.1
Other current assets	168.0	171.1

Total current assets	1,440.4	1,267.1
Property and equipment, net	383.7	359.2
Software development costs and related assets, net	126.1	113.7
Long-term marketable securities	354.3	352.3
Long-term trade finance receivables, net	126.1	91.8
Acquired technology, net	65.9	39.5
Goodwill, net	559.7	559.0
Intangible assets, net	62.3	44.5
Other long-term assets	179.8	188.4

	$3,298.3	$3,015.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$37.3	$27.0
Accrued liabilities	283.5	192.3
Current portion of deferred revenue	764.3	749.5

Total current liabilities	1,085.1	968.8
Long-term deferred revenue	868.0	810.0
Other long-term liabilities	83.4	82.2

Total liabilities	2,036.5	1,861.0
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	2.5	2.5
Additional paid-in capital	571.7	576.5
Retained earnings	1,168.3	1,164.1
Accumulated other comprehensive income (loss)	(14.9)	(17.1)

	1,727.6	1,726.0
Less treasury stock, at cost	(459.3)	(567.1)
Less unearned portion of stock-based compensation	(6.5)	(4.4)

Total stockholders’ equity	1,261.8	1,154.5

	$3,298.3	$3,015.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenues:
License	$132.5	$117.2	$232.8	$231.1
Maintenance	199.9	221.5	404.7	435.1
Professional services	22.7	23.1	43.6	43.9

Total revenues	355.1	361.8	681.1	710.1

Operating Expenses:
Cost of license revenues	33.7	33.1	64.3	66.3
Cost of maintenance revenues	44.2	38.5	89.1	84.4
Cost of professional services	23.2	20.8	43.7	44.1
Selling and marketing expenses	131.2	116.4	255.9	260.5
Research and development expenses	55.4	54.4	102.6	113.1
General and administrative expenses	48.4	49.1	89.6	106.1
Settlement of litigation	11.3	—	11.3	—
Acquired research and development	0.2	—	0.2	—
Amortization of intangibles	5.3	9.2	9.5	18.2

Total operating expenses	352.9	321.5	666.2	692.7

Operating income	2.2	40.3	14.9	17.4
Other income, net	15.7	19.4	33.3	37.0

Earnings before income taxes	17.9	59.7	48.2	54.4
Income tax provision	5.2	16.9	24.8	52.7

Net earnings	$12.7	$42.8	$23.4	$1.7

Basic earnings per share	$0.06	$0.20	$0.11	$0.01

Diluted earnings per share	$0.06	$0.19	$0.10	$0.01

Shares used in computing basic earnings per share	222.6	217.6	222.8	218.4

Shares used in computing diluted earnings per share	223.9	220.8	224.5	220.7

Comprehensive income (loss):
Net earnings	$12.7	$42.8	$23.4	$1.7

Foreign currency translation adjustment	2.4	1.7	2.0	(3.3)

Unrealized gain (loss) on securities available for sale:
Unrealized gain (loss), net of taxes of $0.6, ($1.0), ($3.4) and $0.2	1.1	(1.8)	(6.4)	0.3
Realized (gain) loss included in net earnings, net of taxes of ($0.1), ($0.1), $0.6 and ($0.4)	(0.2)	(0.2)	1.2	(0.7)

	0.9	(2.0)	(5.2)	(0.4)

Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss), net of taxes of ($0.3), $0.1, ($0.3) and $0.8	(0.6)	0.1	(0.6)	1.5
Realized (gain) loss included in net earnings, net of taxes of $0.4, ($0.1), $0.5 and $0.1	0.8	(0.1)	1.1	0.1

	0.2	—	0.5	1.6

Comprehensive income (loss)	$16.2	$42.5	$20.7	$(0.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	September 30,
	2004	2005
Cash flows from operating activities:
Net earnings	$23.4	$1.7

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	102.5	113.8
Acquired research and development	0.2	—
Provision (benefit) for uncollectible trade and finance receivables	(5.4)	1.7
Impairment of investments	1.0	—
(Gain) loss on marketable securities	1.8	(1.1)
Earned portion of stock-based compensation	1.4	1.8
Decrease in finance receivables	1.5	66.5
(Decrease) in payables to third-party financing institutions for finance receivables	(25.4)	(14.0)
(Decrease) in accrued exit costs	(17.0)	(6.5)
Net change in trade receivables, payables, deferred revenue and other components of working capital	16.1	(78.7)

Net cash provided by operating activities	100.1	85.2

Cash flows from investing activities:
Cash paid for technology acquisitions and other investments, net of cash acquired	(212.0)	(9.0)
Return of capital for cost-basis investments	0.7	0.1
Proceeds from sale of financial instruments and other	4.5	—
Purchases of marketable securities	(119.5)	(269.5)
Proceeds from maturities / sales of marketable securities	191.0	39.6
Proceeds from sale of property and equipment	—	5.0
Purchases of property and equipment	(34.4)	(11.8)
Capitalization of software development costs and related assets	(29.6)	(24.9)

Net cash used in investing activities	(199.3)	(270.5)

Cash flows from financing activities:
Payments on capital leases	(2.3)	(2.8)
Stock options exercised and other	13.4	77.5
Treasury stock acquired	(45.0)	(186.0)

Net cash used in financing activities	(33.9)	(111.3)

Effect of exchange rate changes on cash	(0.2)	2.5

Net change in cash and cash equivalents	(133.3)	(294.1)
Cash and cash equivalents, beginning of period	612.3	820.1

Cash and cash equivalents, end of period	$479.0	$526.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10.1	$37.5
Cash paid for interest	$0.6	$0.4
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
(2) Earnings Per Share
     Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three-month periods ended September 30, 2004 and 2005, the treasury stock method effect of 29.1 million and 9.2 million weighted options, respectively, has been excluded from the calculation of diluted EPS, as they are anti-dilutive. For the six-month periods ended September 30, 2004 and 2005, the treasury stock method effect of 24.4 million and 13.3 million weighted options, respectively, has been excluded from the calculation of diluted EPS, as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months and six months ended September 30, 2004 and 2005, respectively:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(In millions, except per share data)
Basic earnings per share:
Net earnings	$12.7	$42.8	$23.4	$1.7
Weighted average number of common shares	222.6	217.6	222.8	218.4

Basic earnings per share	$0.06	$0.20	$0.11	$0.01

Diluted earnings per share:
Net earnings	$12.7	$42.8	$23.4	$1.7

Weighted average number of common shares	222.6	217.6	222.8	218.4
Incremental shares from assumed conversions of stock options and other	1.3	3.2	1.7	2.3

Adjusted weighted average number of common shares	223.9	220.8	224.5	220.7

Diluted earnings per share	$0.06	$0.19	$0.10	$0.01

(3) Business Combinations
     On August 24, 2005, the Company acquired all of the outstanding capital stock of KMXperts Inc. The aggregate purchase price was $5.3 million in cash, including direct deal costs, and was allocated as follows: $2.5 million to acquired technology with a weighted average estimated life of three years, $0.6 million to customer relationships with a weighted average estimated life of three years, $1.9 million to goodwill, $0.1 million to a non-compete agreement to be amortized over a two year period and $0.2 million to tangible assets acquired, net of liabilities assumed.

     KMXperts’ results have been included in the Company’s Condensed Consolidated Financial Statements since the acquisition date as part of the Service Management segment. KMXperts technology provides knowledge management solutions for IT service and customer support centers. The purchase agreement included a $1.5 million subsequent payment for post-acquisition services to be paid at the one-year anniversary of the purchase. This subsequent payment will be recorded as compensation expense over the twelve-month period of service, as it is based solely on continued employment with BMC.
4) Segment Reporting
     Management reviews the results of the Company’s software business by the following product categories: Mainframe Management, including the Mainframe Data Management and MAINVIEW® product lines; Distributed Systems Management, which includes the PATROL®, Distributed Systems Data Management and Scheduling & Output Management product lines; Service Management; and Identity Management. In addition to these software segments, Professional Services is also considered a separate segment. The software segments above reflect management’s recategorization of certain products during fiscal 2006 to clarify accountability and increase organizational effectiveness. The amounts reported below for the three months and six months ended September 30, 2004 and 2005 reflect these changes in the composition of the Company’s business segments.
     For the Mainframe Management, Distributed Systems Management and Professional Services segments, segment performance is measured based on contribution margin, reflecting only the direct controllable expenses of the segments. Segment performance for the Service Management segment is measured based on its direct controllable research and development (R&D) and marketing and professional services costs. Segment performance for the Identity Management segment is measured based on its direct controllable R&D and marketing costs and the costs of the dedicated Identity Management sales and services team in North America. As such, management’s measure of profitability for these segments does not include allocation of indirect R&D expenses and certain support costs, the effect of software development cost capitalization and amortization, other selling and marketing expenses, general and administrative expenses, amortization of acquired technology and intangibles, one-time charges, other income, net, and income taxes. The costs associated with the exit activities described in note 6 herein are included in indirect expenses. Assets and liabilities are not accounted for by segment.

	Software
		Distributed
	Mainframe	Systems	Service	Identity	Professional
	Management	Management	Management	Management	Services	Consolidated
	(In millions)
Quarter Ended September 30, 2004
Revenues:
License	$46.6	$42.5	$42.1	$1.3	$—	$132.5
Maintenance	74.2	67.2	54.6	3.9	—	199.9
Professional services	—	—	—	—	22.7	22.7

Total revenues	120.8	109.7	96.7	5.2	22.7	355.1

Direct segment expenses	22.4	30.4	29.8	4.5	23.3	110.4

Segment contribution margin	$98.4	$79.3	$66.9	$0.7	$(0.6)	244.7

Indirect expenses						242.5
Other income, net						15.7

Earnings before income taxes						$17.9

	Software
		Distributed
	Mainframe	Systems	Service	Identity	Professional
	Management	Management	Management	Management	Services	Consolidated
	(In millions)
Quarter Ended September 30, 2005
Revenues:
License	$38.4	$35.4	$40.8	$2.6	$—	$117.2
Maintenance	82.0	70.8	64.0	4.7	—	221.5
Professional services	—	—	—	—	23.1	23.1

Total revenues	120.4	106.2	104.8	7.3	23.1	361.8

Direct segment expenses	21.7	25.2	28.3	6.6	21.3	103.1

Segment contribution margin	$98.7	$81.0	$76.5	$0.7	$1.8	258.7

Indirect expenses						218.4
Other income, net						19.4

Earnings before income taxes						$59.7

	Software
		Distributed
	Mainframe	Systems	Service	Identity	Professional
	Management	Management	Management	Management	Services	Consolidated
	(In millions)
Six Months Ended September 30, 2004
Revenues:
License	$82.2	$75.5	$72.4	$2.7	$—	$232.8
Maintenance	152.8	137.7	106.7	7.5	—	404.7
Professional services	—	—	—	—	43.6	43.6

Total revenues	235.0	213.2	179.1	10.2	43.6	681.1

Direct segment expenses	44.8	60.1	52.5	9.0	43.7	210.1

Segment contribution margin	$190.2	$153.1	$126.6	$1.2	$(0.1)	471.0

Indirect expenses						456.1
Other income, net						33.3

Earnings before income taxes						$48.2

	Software
		Distributed
	Mainframe	Systems	Service	Identity	Professional
	Management	Management	Management	Management	Services	Consolidated
			(In millions)
Six Months Ended September 30, 2005
Revenues:
License	$78.8	$72.0	$75.7	$4.6	$—	$231.1
Maintenance	161.2	139.5	125.3	9.1	—	435.1
Professional services	—	—	—	—	43.9	43.9

Total revenues	240.0	211.5	201.0	13.7	43.9	710.1

Direct segment expenses	42.5	50.1	57.0	12.4	41.4	203.4

Segment contribution margin	$197.5	$161.4	$144.0	$1.3	$2.5	506.7

Indirect expenses						489.3
Other income, net						37.0

Earnings before income taxes						$54.4

(5) Stock Incentive Plans
     The Company has numerous stock plans that provide for the grant of common stock options and restricted stock to employees and directors of the Company. Under the option plans, all options issued during the three and six month periods ended September 30, 2004 and 2005 have been granted with exercise prices equal to the quoted market price on the date of grant and have a ten-year term. The restricted stock issued under the Company’s stock plans is subject to transfer restrictions that lapse over one to four years. The Company also has an employee stock purchase plan (ESPP) under which rights to purchase the Company’s common stock are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date.
     The Company currently accounts for stock-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, which is generally the grant date, less the amount the grantee is required to pay to acquire the stock. Alternatively, Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but rather, permits continued application of APB Opinion No. 25 accompanied by footnote disclosure of the pro forma impacts under SFAS No.123. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based employee compensation granted. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company’s common stock on the date of grant, no compensation expense is recorded.
     For the three months ended September 30, 2004 and 2005, the Company recorded compensation expense of $0.3, and $0.1 million, respectively, for restricted stock grants. For the six months ended September 30, 2004 and 2005, the Company recorded compensation expense of $0.6 million and $0.4 million, respectively for restricted stock grants. The Company was not required to record compensation expense for stock option grants and stock issued under the ESPP during the same periods, except for unvested replacement options issued as consideration in the Company’s July 15, 2004 acquisition of Marimba, Inc. For the three months ended September 30, 2004 and 2005, the Company recorded compensation expense of $0.8 million and $0.7 million, respectively, related to the Marimba transaction replacement options. For the six months ended September 30, 2004 and 2005, the Company recorded compensation expense of $0.8 million and $1.3 million, respectively, related to the Marimba transaction replacement options.
     The compensation expense recorded for restricted stock grants under the intrinsic value method is consistent with the expense that would be recorded under the fair value-based method. Had the compensation cost for the Company’s employee stock option grants, as well as stock issued under the ESPP been determined based on grant date fair values of awards estimated using the Black-Scholes option pricing model, which is consistent with the method described in SFAS No. 123, the Company’s reported net earnings and earnings per share would have been reduced to the following pro forma amounts:

		Three Months Ended		Six Months Ended
		September 30,		September 30,
		2004	2005	2004	2005
		(In millions, except per share data)
Net earnings	As Reported	$12.7	$42.8	$23.4	$1.7

Add stock-based employee compensation expense included in net earnings as reported of $1.1, $1.0, $1.4 and $1.8, net of related tax effects		0.7	0.7	0.9	1.2

Deduct stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects		(25.4)	(10.4)	(47.9)	(19.8)

	Pro Forma	$(12.0)	$33.1	$(23.6)	$(16.9)

Basic earnings (loss) per share:	As Reported	$0.06	$0.20	$0.11	$0.01

	Pro Forma	$(0.05)	$0.15	$(0.11)	$(0.08)

Diluted earnings (loss) per share:	As Reported	$0.06	$0.19	$0.10	$0.01

	Pro Forma	$(0.05)	$0.15	$(0.11)	$(0.08)

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
     As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB Opinion No. 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options, as the exercise prices of options granted are generally equal to the quoted market price of our common stock on the date of grant, except in limited circumstances when stock options have been exchanged in a business combination. Accordingly, the adoption of the SFAS No. 123(R) fair value method will have a significant impact on our results of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings (loss) and earnings (loss) per share in Note 1(l) to the Company’s audited financial statements for the year ended March 31, 2005, as filed with the Securities and Exchange Commission on Form 10-K. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In general, this requirement would reduce net operating cash flows and increase net financing cash flows in periods after adoption.
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
     As of September 30, 2005, $31.5 million of severance and facilities costs related to actions completed under the FY2004 Plan remained accrued for payment in future periods, as follows:

	Balance at			Effect of	Cash Payments,	Balance at
	March 31,		Adjustments	Exchange Rate	Net of Sublease	September 30,
	2005	Accretion	to Estimates	Changes	Income	2005
	(In millions)
Severance and related costs	$1.1	$—	$(0.1)	$(0.1)	$(0.2)	$0.7
Facilities costs	40.1	0.8	(1.6)	(0.1)	(8.4)	30.8

Total accrued	$41.2	$0.8	$(1.7)	$(0.2)	$(8.6)	$31.5

     The FY2004 Plan amounts accrued at September 30, 2005, related to facilities costs represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. The Company does not expect any significant additional severance or facilities charges related to the FY2004 Plan subsequent to September 30, 2005 other than potential adjustments to lease accruals based on actual subleases differing from estimates. Accretion (the increase in the present value of facilities accruals over time) and adjustments to original estimates are included in operating expenses.

     During the first quarter ended June 30, 2005, the Company implemented a plan (FY2006 Plan) that is expected to allow the Company to realize its profitability goals by reducing costs and realigning resources to focus on growth areas. The FY2006 Plan included the involuntary termination of 725 employees. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. The workforce reduction has reduced selling and general and administrative expenses in product areas that are not realizing the Company’s profitability and growth goals. The Company does not expect any significant additional severance or facilities charges related to the FY2006 Plan subsequent to September 30, 2005 other than potential adjustments to lease accruals based on actual subleases differing from estimates. Accretion (the increase in the present value of facilities accruals over time) and adjustments to the original estimates are included in operating expenses. The net expense, with adjustments, for the quarter and six months ended September 30, 2005 related to the FY2006 plan are as follows:

	Three Months Ended September 30, 2005
	Adjustments to Estimates
	Severance &
	Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Cost of license revenues	$—	$—	$—	$—
Cost of maintenance revenues	—	—	—	—
Cost of professional services	(0.5)	—	—	(0.5)
Selling and marketing expenses	(0.2)	—	—	(0.2)
Research and development expenses	—	—	—	—
General and administrative expenses	—	—	—	—

Total included in operating expenses	$(0.7)	$—	$—	$(0.7)

	Six Months Ended September 30, 2005
	Severance
	& Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Cost of license revenues	$1.3	$—	$—	$1.3
Cost of maintenance revenues	3.0	—	—	3.0
Cost of professional services	2.7	—	—	2.7
Selling and marketing expenses	25.8	0.2	—	26.0
Research and development expenses	3.9	—	—	3.9
General and administrative expenses	5.2	0.3	0.8	6.3

Total included in operating expenses	$41.9	$0.5	$0.8	$43.2

     As of September 30, 2005, $3.2 million of severance and facilities costs related to actions completed under the FY2006 Plan remained accrued for payment in future periods, as follows:

				Cash
	Balance at	Charged	Adjustments	Payments, Net	Balance at
	March 31, 2005	to Expense	to Estimates	of Sublease Income	September 30, 2005
	(In millions)
Severance and related costs	$—	$42.6	$(0.7)	$(39.1)	$2.8
Facilities costs	—	0.5	—	(0.1)	0.4

Total accrued	$—	$43.1	$(0.7)	$(39.2)	$3.2

(7) Income Taxes
     The income tax expense for the three months and six months ended September 30, 2004 was $5.2 million and $24.8 million, resulting in effective tax rates of 29% and 51%, respectively. The income tax expense for the three months and six months ended September 30, 2005 was $16.9 million and $52.7 million, resulting in effective tax rates of 28% and 97%, respectively.
     The Company’s effective tax rate and associated provision for income taxes for the three months and six months ended September 30, 2004 and 2005 were based on our estimates of consolidated earnings before taxes for fiscal 2005 and 2006, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, estimated tax credits, estimated tax incentives and our assessment regarding the realizability of the Company’s deferred tax assets. Included in income tax expense for the six months ended September 30, 2004, was a non-recurring accrual of approximately $11.1 million to adjust the Company’s aggregate net liabilities for income taxes, withholding taxes and income tax exposures that were found to be understated after a thorough analysis of all of the Company’s income tax accounts in the first quarter of fiscal 2005. Excluding these items, the effective tax rate for the six months ended September 30, 2004 was 28%. Included in income tax expense for the six months ended September 30, 2005, is a tax provision of approximately $36.5 million related to the Company’s adoption of a plan to repatriate approximately $717.2 million of qualified earnings under the applicable provisions of the American Jobs Creation Act of 2004 (the Act), of which $550.0 million has been repatriated to date. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. Excluding this item, the effective tax rate for the six months ended September 30, 2005 was 30%.
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
(9) Tradenames
     Under the purchase accounting method for acquisitions, portions of the purchase prices for the Company’s acquisitions were allocated to other intangible assets, including tradenames. Through March 31, 2005, most of the Company’s acquired tradenames were not amortized because the assets were deemed to have indefinite remaining useful lives. As a result of a recently initiated re-branding campaign, the Company changed the estimated economic useful lives, effective April 1, 2005, of acquired tradenames from indefinite to between one and two years. The carrying amount of the previously unamortized tradenames at March 31, 2005 was $25.2 million and is being amortized on a straight-line basis over the remaining estimated useful life commencing April 1, 2005. The pre-tax increase in amortization expense for tradenames resulting from this change in estimate for the three months and six months ended September 30, 2005 was $3.3 million and $6.4 million, respectively. The after-tax effect of the increase in amortization expense for tradenames for the three months ended September 30, 2005 on net earnings of $2.6 million decreased basic and diluted earnings per share by $0.01. For the six months ended September 30, 2005, the after-tax effect of the increase in amortization expense for tradenames on net earnings of $5.0 million decreased basic and diluted earnings per share by $0.02.
(10) Subsequent Event
     In November 2005, in light of depletion of the previous authorization, the Board of Directors authorized the Company to repurchase up to an additional $1.0 billion of its common stock.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This section of the Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this Report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled “Certain Risks and Uncertainties.” It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties, with the audited financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for fiscal 2005.
Overview
     BMC Software is one of the world’s largest independent software vendors. Delivering Business Service Management (BSM), we provide software solutions that empower companies to manage their information technology (IT) infrastructure from a business perspective. Our extensive portfolio of software solutions spans enterprise systems, applications, databases and service management.
     For the quarter and six months ended September 30, 2005, our diluted earnings per share was $0.19 and $0.01 per share, respectively, as compared to diluted earnings per share of $0.06 and $0.10 per share, respectively for the same periods in the prior year. The increase in the quarterly diluted earnings per share is driven by higher revenues and lower operating expenses during the quarter ended September 30, 2005, as a result of our recent restructuring activities. The decrease in the diluted earnings per share for the six months ended September 30, 2005, compared to the six months ended September 30, 2004, is primarily due to the exit activity costs pertaining to the FY2006 Plan as described in note 6 herein and the tax provision for repatriated earnings as described in note 7 herein. The restructuring actions associated with the FY2006 Plan had a negative short-term impact on our license revenues. As part of the restructuring, we have redeployed our sales resources and are selling a more strategic type of solution to higher-level executives, frequently at the CIO level. This has resulted in a longer sales cycle and lower closure rates. However, we expect this change to ultimately improve our sales closure success. Our license revenues during the quarter ended September 30, 2005 were $117.2 million, as compared to $132.5 million for the quarter ended September 30, 2004. The decrease in license revenues is primarily attributed to lower license bookings during the second quarter. Our maintenance revenues during the quarter ended September 30, 2005 were $221.5 million, as compared to $199.9 million for the quarter ended September 30, 2004. Maintenance revenues increased primarily as a result of the additional revenue associated with acquired products and the continuing growth in the base of installed Service Management products. We maintained a strong balance sheet with cash and cash equivalents and marketable securities at September 30, 2005 of $1,219.6 million. Cash flows generated by operations for the six months ended September 30, 2005 were $85.2 million compared to $100.1 million in the same prior year period. During the second quarter of fiscal 2006, we spent approximately $100.0 million to repurchase approximately 4.9 million shares of our common stock.
Industry Conditions
     The worldwide market for spending on IT solutions remains challenging. However, enterprises around the world have a need for integrated systems management software to manage their complex IT environments. We believe that companies that can provide an integrated suite of solutions that align IT resources with the needs of the overall business will be rewarded with repeat and new customers. While we remain optimistic about our business prospects and continue to believe that we are uniquely positioned to be the leading provider of BSM solutions, we recognize that the systems management software marketplace is highly competitive. We compete for new customers and to maintain our relationships with our current customers. This competition can lead to sales pricing pressure and can affect our margins. We discuss competition in greater detail under Certain Risks and Uncertainties below.
Critical Accounting Policies
     The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, acquired technology, in-process research and development, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2005 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during the six months ended September 30, 2005.

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

	Percentage of Total Revenues
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenues:
License	37.3%	32.4%	34.2%	32.5%
Maintenance	56.3	61.2	59.4	61.3
Professional services	6.4	6.4	6.4	6.2

Total revenues	100.0	100.0	100.0	100.0

Operating Expenses:
Cost of license revenues	9.5	9.1	9.4	9.3
Cost of maintenance revenues	12.4	10.6	13.1	11.9
Cost of professional services	6.5	5.7	6.4	6.2
Selling and marketing expenses	36.9	32.2	37.6	36.7
Research and development expenses	15.6	15.0	15.1	15.9
General and administrative expenses	13.6	13.6	13.2	14.9
Settlement of litigation	3.2	—	1.7	—
Acquired research and development	0.1	—	—	—
Amortization of intangibles	1.5	2.5	1.4	2.6

Total operating expenses	99.4	88.9	97.8	97.5

Operating income	0.6	11.1	2.2	2.5
Other income, net	4.4	5.4	4.9	5.2

Earnings before income taxes	5.0	16.5	7.1	7.7
Income tax provision	1.5	4.7	3.6	7.4

Net earnings	3.6%	11.8%	3.4%	0.2%

Revenues
     We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services. We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2004	2005	% Change	2004	2005	% Change
	(In millions)			(In millions)
License:
Domestic	$61.6	$62.4	1.3%	$108.0	$115.1	6.6%
International	70.9	54.8	(22.7)%	124.8	116.0	(7.1)%

Total license revenues	132.5	117.2	(11.5)%	232.8	231.1	(0.7)%

Maintenance:
Domestic	111.8	123.3	10.3%	226.8	243.2	7.2%
International	88.1	98.2	11.5%	177.9	191.9	7.9%

Total maintenance revenues	199.9	221.5	10.8%	404.7	435.1	7.5%

Professional services:
Domestic	10.2	9.1	(10.8)%	20.1	17.8	(11.4)%
International	12.5	14.0	12.0%	23.5	26.1	11.1%

Total professional services revenues	22.7	23.1	1.8%	43.6	43.9	0.7%

Total revenues	$355.1	$361.8	1.9%	$681.1	$710.1	4.3%

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
     License revenues decreased 11.5% and 0.7% for the quarter and six months ended September 30, 2005, compared to the same periods last year. In addition to lower closure rates, customer procurement process slowdowns and weakness in IT spending resulted in the decline in license revenues for the second quarter and six-month periods of fiscal 2006. License bookings, which are defined as recognized license revenues plus the net change in deferred license revenues for the period and represents the license value of transactions completed in the period, decreased 26% and 10% for the quarter and six months ended September 30, 2005 compared to the prior year periods. License bookings for the quarter were less than expected due to delays in closing new deals. The number of license transactions over $1 million that closed during the quarter decreased to 12 from 19 in the prior year period. The total license value of these 12 transactions was $27.6 million, including amounts recognized and deferred, compared to $65.4 million for the 19 transactions in the comparable prior year period. For the second quarter, there were no transactions over $10 million.
     For the quarter and six months ended September 30, 2004 and 2005, our recognized license revenues were impacted by the changes in our deferred license revenue balance as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(In millions)
Deferrals of license revenue	$(47.4)	$(38.3)	$(69.5)	$(71.2)
Recognition from deferred license revenue	32.7	46.8	71.5	94.0

Net impact on recognized license revenues	$(14.7)	$8.5	$2.0	$22.8

Deferred license revenue balance at end of quarter	$350.3	$384.4

     The primary reasons for license revenue deferrals include customer transactions that contain certain complex contractual terms and conditions, customer transactions for products that have different maintenance pricing methodologies, such as arrangements which include the right to license both Remedy products and other BMC Software products, time-based licenses which are recognized over the term of the arrangement, customer transactions which include products with differing maintenance periods and other transactions for which we do not have or are not able to determine vendor-specific objective evidence of the fair value of the maintenance and/or professional services. All of these instances cause the license revenues to be deferred under the residual method of accounting for multiple element arrangements. The contract terms and conditions that result in deferral of revenue recognition for a given transaction result from arm’s length negotiations between us and our customers. We anticipate our transactions will continue to include such contract terms that result in deferral of the related license revenues as we expand our offerings to meet customers’ product, pricing and licensing needs.
     Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenues to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenues to be recognized each quarter become more predictable as a larger percentage of those revenues come from the deferred license revenue balance. As of September 30, 2005, the deferred license revenue balance was $384.4 million and had an average remaining life of approximately three years. As additional license revenues are deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred license revenues we expect to recognize in future periods as of September 30, 2005 are as follows:

(In millions)
Remaining fiscal 2006	$96.3
Fiscal 2007	137.2
Fiscal 2008 & thereafter	150.9

     Our domestic operations generated 46.5% and 53.2% of license revenues for the quarters ended September 30 2004 and 2005, respectively. For the six month periods ended September 30, 2004 and 2005, domestic operations generated 46.4% and 49.8% of license revenues, respectively. Domestic license revenues for the quarter and six months ended September 30, 2005 increased 1.3% and 6.6%, respectively, compared to the comparable periods in the prior fiscal year primarily as a result of Mainframe revenue and Service Management revenue growth, primarily attributed to several large ratable transactions that closed in the second quarter of fiscal 2005. International license revenues represented 53.5% and 46.8% of license revenues for the quarters ended September 30, 2004 and 2005. For the six month periods ended September 30, 2004 and 2005, international revenues represented 53.6% and 50.2% of license revenues, respectively. International license revenues for the quarter and six months ended September 30, 2005 decreased 22.7% and 7.1%, respectively, compared to the same periods last year, primarily attributed to a 32.7% decrease in Mainframe and a 14.9% decrease in Distributed System revenues during the three months ended September 30, 2005. Foreign currency exchange rate changes, including the impact of hedging, resulted in a favorable impact to international license revenues of 0.3% and 0.8% for the quarter and six months ended September 30, 2005.
Maintenance, Enhancement and Support Revenues
     Maintenance, enhancement and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance, enhancement and support enrollment generally entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems, networks, storage systems and applications. These fees are generally charged annually and are based on the discounted license list price for legacy BMC Software products and a percentage of the undiscounted license list price for Remedy and Magic products. Customers are generally entitled to reduced annual maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement. The majority of our maintenance revenues are generated by such long-term contracts. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related license agreement.
     Maintenance revenues increased 10.8% and 7.5% for the quarter and six months ended September 30, 2005, over the comparable prior year periods, primarily as a result of the additional maintenance revenue associated with acquired products and the continuing growth in the base of installed Service Management products. Maintenance revenues can have quarterly fluctuations based on the timing of contracts, renewal rates and new license bookings. Maintenance fees increase with new license and maintenance agreements and as existing customers install our products on additional processing capacity or add users. However, discounts on licensed products tend to increase for purchases with higher levels of processing capacity, so that maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. These discounts, combined with an increase in long-term maintenance contracts with reduced maintenance percentages and our license bookings performance, excluding our Service Management products, have led to lower growth rates for our maintenance revenues. As of September 30, 2005, the deferred maintenance revenue balance was $1,147.0. As additional maintenance revenues are deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred maintenance revenues we expect to recognize in future periods as of September 30, 2005 are as follows:

(In millions)
Remaining fiscal 2006	$332.2
Fiscal 2007	410.6
Fiscal 2008 & thereafter	404.2

Product Line Revenues

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2004	2005	% Change	2004	2005	% Change
	(In millions)			(In millions)
Mainframe Management:
Mainframe Data Management	$90.0	$89.8	(0.2)%	$175.6	$180.8	3.0%
MAINVIEW	30.8	30.6	(0.6)%	59.4	59.2	(0.3)%

	120.8	120.4	(0.3)%	235.0	240.0	2.1%

Distributed Systems Management:
PATROL	55.2	57.4	4.0%	110.4	111.6	1.1%
Distributed Systems Data Management	20.5	15.0	(26.8)%	38.4	30.8	(19.8)%
Scheduling and Output Management	34.0	33.8	(0.6)%	64.4	69.1	7.3%

	109.7	106.2	(3.2)%	213.2	211.5	(0.8)%

Service Management	96.7	104.8	8.4%	179.1	201.0	12.2%
Identity Management	5.2	7.3	40.4%	10.2	13.7	34.3%

Total license and maintenance revenues	$332.4	$338.7	1.9%	$637.5	$666.2	4.5%

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
     Mainframe Management revenues represented 35.5% and 36.0% of our total license and maintenance revenues for the quarter and six months ended September 30, 2005, compared to 36.3% and 36.9% for the quarter and six months ended September 30, 2004, respectively. Total license and maintenance revenues for Mainframe Management decreased 0.3% in the quarter compared to the prior year period due to delayed new license sales which are expected to close in the next quarter, offset by strong maintenance renewals for our base of installed customers. For the six months ended September 30, 2005, total revenue for this product line increased 2.1% compared to the same period in the prior year, primarily as a result of steady maintenance renewals.
     Distributed Systems Management revenues represented 31.4% and 31.7% of our total license and maintenance revenues for the quarter and six months ended September 30, 2005, compared to 33.0% and 33.4% for the quarter and six months ended September 30, 2004, respectively. Total license and maintenance revenues for this group decreased 3.2% and 0.8% for the quarter and six months ended September 30, 2005 from the same period in the prior year, primarily as a result of new license sales not closing in the second quarter offset by steady maintenance renewals.
     Service Management revenues represented 30.9% and 30.2% of our total software revenues for the quarter and six months ended September 30, 2005, compared to 29.1% and 28.1% for the quarter and six months ended September 30, 2004, respectively. Total software revenues for this group increased 8.4% and 12.2% for the quarter and six months ended September 30, 2005, from the same periods in the prior year. Year to date performance is driven by a 4.4% increase in license revenue coupled with a 17.4% increase in maintenance revenue.
     Identity Management revenues represented 2.2% and 2.1% of our total software revenues for the quarter and six months ended September 30, 2005, respectively, compared to 1.6% for the quarter and six months ended September 30, 2004. Total software revenues for this group increased 40.4% and 34.3% for the quarter and six months ended September 30, 2005, from the same period in the prior year primarily as a result of our ability to offer a more comprehensive solution in the identity management market following the acquisitions of Calendra and OpenNetwork.

Professional Services Revenues
     Professional services revenues, representing fees from implementation, integration and education services performed during the periods, increased 1.8% and 0.7% for the quarter and six months ended September 30, 2005, respectively, compared to the prior year periods. The decrease in domestic professional services revenue for the quarter and six months ended September 30, 2005 of 10.8% and 11.4%, respectively, is primarily attributable to a strategic shift to focus on large, leading edge BSM implementations and is partially offset by the increase in professional services internationally of 12.0% and 11.1%, respectively from the prior year comparable periods.
Operating Expenses
     Operating expenses for the quarter and six months ended September 30, 2005 include exit activity costs pertaining to the FY2006 Plan as shown in the following table and described in note 6 herein.

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2004	2005	% Change	2004	2005	% Change
	(In millions)			(In millions)
Cost of license revenues	$33.7	$33.1	(1.8)%	$64.3	$66.3	3.1%
Cost of maintenance revenues	44.2	38.5	(12.9)%	89.1	84.4	(5.3)%
Cost of professional services	23.2	20.8	(10.3)%	43.7	44.1	0.9%
Selling and marketing expenses	131.2	116.4	(11.3)%	255.9	260.5	1.8%
Research and development expenses	55.4	54.4	(1.8)%	102.6	113.1	10.2%
General and administrative expenses	48.4	49.1	1.4%	89.6	106.1	18.4%
Settlement of litigation	11.3	—	—	11.3	—	—
Acquired research and development	0.2	—	—	0.2	—	—
Amortization of intangibles	5.3	9.2	73.6%	9.5	18.2	91.6%

Total operating expenses	$352.9	$321.5	(8.9)%	$666.2	$692.7	4.0%

     Excluding the costs associated with the exit activities and related FY2006 plan costs, as described below, total operating expenses decreased 8.7% and 2.5%, for the three and six month periods ended September 30 2005, compared to the prior year periods. As a result of the restructuring, we are now recognizing significant cost savings and expect to continue to do so in future periods.
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
     As of September 30, 2005, $31.5 million of severance and facilities costs related to actions completed under the FY2004 Plan remained accrued for payment in future periods, as follows:

				Effect of	Cash Payments,
	Balance at		Adjustments	Exchange Rate	Net of Sublease	Balance at
	March 31, 2005	Accretion	to Estimates	Changes	Income	September 30, 2005
	(In millions)
Severance and related costs	$1.1	$—	$(0.1)	$(0.1)	$(0.2)	$0.7
Facilities costs	40.1	0.8	(1.6)	(0.1)	(8.4)	30.8

Total accrued	$41.2	$0.8	$(1.7)	$(0.2)	$(8.6)	$31.5

     The FY2004 Plan amounts accrued at September 30, 2005 related to facilities costs represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. We do not expect any significant additional severance or facilities charges related to the FY2004 Plan subsequent to September 30, 2005 other than potential adjustments to lease accruals based on actual subleases differing from estimates. Accretion (the increase in the present value of facilities accruals over time) and adjustments to original estimates are included in operating expenses.

     During the first quarter ended June 30, 2005, we implemented a plan (FY2006 Plan) that is expected to allow us to realize our profitability goals by reducing costs and realigning resources to focus on growth areas. The FY2006 Plan included the involuntary termination of 725 employees. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. The workforce reduction has reduced selling and general and administrative expenses in product areas that are not realizing our profitability and growth goals. We do not expect any significant additional severance or facilities charges related to the FY2006 Plan subsequent to September 30, 2005 other than potential adjustments to lease accruals based on actual subleases differing from estimates. Accretion (the increase in the present value of facilities accruals over time) and adjustments to the original estimates are included in operating expenses. The net expense, with adjustments, for the quarter and six months ended September 30, 2005 related to the FY2006 plan are as follows:

	Three Months Ended September 30, 2005
	Adjustments to Estimates
	Severance
	& Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Cost of license revenues	$—	$—	$—	$—
Cost of maintenance revenues	—	—	—	—
Cost of professional services	(0.5)	—	—	(0.5)
Selling and marketing expenses	(0.2)	—	—	(0.2)
Research and development expenses	—	—	—	—
General and administrative expenses	—	—	—	—

Total included in operating expenses	$(0.7)	$—	$—	$(0.7)

	Six Months Ended September 30, 2005
	Severance
	& Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Cost of license revenues	$1.3	$—	$—	$1.3
Cost of maintenance revenues	3.0	—	—	3.0
Cost of professional services	2.7	—	—	2.7
Selling and marketing expenses	25.8	0.2	—	26.0
Research and development expenses	3.9	—	—	3.9
General and administrative expenses	5.2	0.3	0.8	6.3

Total included in operating expenses	$41.9	$0.5	$0.8	$43.2

     As of September 30, 2005, $3.2 million of severance and facilities costs related to actions completed under the FY2006 Plan remained accrued for payment in future periods, as follows:

				Cash
	Balance at	Charged	Adjustments	Payments, Net	Balance at
	March 31, 2005	to Expense	to Estimates	of Sublease Income	September 30, 2005
	(In millions)
Severance and related costs	$—	$42.6	$(0.7)	$(39.1)	$2.8
Facilities costs	—	0.5	—	(0.1)	0.4

Total accrued	$—	$43.1	$(0.7)	$(39.2)	$3.2

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

Cost of License Revenues
     Cost of license revenues is primarily comprised of (i) the amortization of capitalized software costs for internally developed products, (ii) amortization of purchased software included in internally developed products, (iii) amortization of acquired technology for products acquired through business combinations, (iv) license-based royalties to third parties, (v) production and distribution costs for initial product licenses, (vi) severance, and (vii) facilities costs related to personnel/locations that develop product licenses. For the quarters ended September 30, 2004 and 2005, the cost of license revenues represented 9.5% and 9.1% of total revenues, respectively and 25.4% and 28.2% of license revenues, respectively. For the six months ended September 30, 2004 and 2005, the cost of license revenues represented 9.4% and 9.3% of total revenues, respectively, and 27.6% and 28.7% of license revenues, respectively. The cost of license revenues decreased 1.8% for the quarter ended September 30, 2005, compared to the same period in the prior year, primarily as a result of headcount reductions incurred during fiscal 2006 relating to the FY2006 Plan as described in Exit Activities and Related Costs. The cost of license revenues increased 3.1% for the six months ended September 30, 2005, primarily due to the amortization of acquired technology from the acquisition of Marimba and Viadyne in the second quarter of fiscal 2005, as compared to the year earlier periods.
     As discussed in note 1(f) to our audited consolidated financial statements for the year ended March 31, 2005, contained in our annual report on Form 10-K, we capitalize software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The following table summarizes the amounts capitalized and amortized during the quarter and six months ended September 30, 2004 and 2005. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(In millions)
Software development and purchased software costs capitalized	$(15.4)	$(13.8)	$(29.6)	$(24.9)
Total amortization	18.1	18.6	37.5	36.6

Net impact on operating expenses	$2.7	$4.8	$7.9	$11.7

Accelerated amortization included in total amortization above	$0.4	$0.2	$1.2	$0.3

Cost of Maintenance Revenues
     Cost of maintenance revenues is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the quarters ended September 30, 2004 and 2005, the cost of maintenance revenues represented 12.4% and 10.6% of total revenues, respectively and 22.1% and 17.4% of maintenance revenues, respectively. For the six months ended September 30, 2004 and 2005, the cost of maintenance revenues represented 13.1% and 11.9% of total revenues, respectively and 22.0% and 19.4% of maintenance revenues, respectively. The cost of maintenance revenues decreased 12.9% and 5.3% for the quarter and six months ended September 30, 2005, respectively, primarily as a result of decreased personnel costs relating to the FY2006 Plan as described in Exit Activities and Related Costs, as compared to the year earlier periods.
Cost of Professional Services
     Cost of professional services consists primarily of personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers, and the related infrastructure to support this business. For the quarters ended September 30, 2004 and 2005, the cost of professional services revenues represented 6.5% and 5.7% of total revenues, respectively and 102.2% and 90.0% of professional services revenues, respectively. For the six months ended September 30, 2004 and 2005, the cost of professional services revenues represented 6.4% and 6.2% of total revenues, respectively and 100.2% and 100.5% of professional services revenues, respectively. The cost of professional services revenues decreased 10.3% in the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, primarily as a result of decreased personnel costs relating to the FY2006 Plan as described in Exit Activities and Related Costs, as compared to the year earlier periods. The cost of professional services revenues increased 0.9% for the six months ended September 30, 2005, as compared to the six months ended September 30, 2004, primarily as a result of severance costs under the FY2006 Plan as described in Exit Activities and Related Costs above.

Selling and Marketing
     Our selling and marketing expenses primarily include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. For the quarters ended September 30, 2004 and 2005, selling and marketing costs represented 36.9% and 32.2% of total revenues, respectively and decreased 11.3% from the year earlier period. This decrease is attributed to the FY2006 Plan described in Exit Activities and Related Costs. For the six months ended September 30, 2004 and 2005, selling and marketing expenses represented 37.6% and 36.7% total revenues, respectively and increased 1.8% from the year earlier period. This increase is primarily due to severance costs incurred early in fiscal 2006 relating to the FY2006 Plan. For the quarters and six months ended September 30, 2004 and 2005, commission expense was impacted by the changes in our deferred commissions balance (i.e., the net impact of commissions deferred and commissions recognized out of the deferred balance) as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(In millions)
Net impact of change in deferred commissions on selling and marketing expenses	$6.9	$4.8	$5.7	$10.9

Total deferred commissions balance	$8.3	$47.9	$8.3	$47.9

Research and Development
     Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs, telecommunications and personnel expenses necessary to maintain our data processing center. Research, development and support expenses represented 15.6% and 15.0% of total revenues for the quarters ended September 30, 2004 and 2005, respectively. Research, development and support expenses decreased 1.8% in the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004, primarily as the result of a decrease in personnel costs relating to the FY2006 Plan as described in Exit Activities and Related Costs. For the six months ended September 30, 2004 and 2005, research, development and support expenses represented 15.1% and 15.9% of total revenues, respectively, and increased 10.2% from the year earlier period, primarily as a result of severance costs incurred early in fiscal 2006 relating to the FY2006 Plan.
General and Administrative
     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, IT, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects, insurance and severance pertaining to exit activities and related costs. General and administrative expenses represented 13.6% of total revenues in the quarters ended September 30, 2004 and 2005, and 13.2% and 14.9% for the six months ended September 30, 2004 and 2005, respectively. These expenses increased 1.4% and 18.4% for the quarter and six months ended September 30, 2005, compared to the same periods in the prior year. The increase is primarily due to higher professional fees, consisting of legal, accounting and consulting fees associated with our Sarbanes-Oxley Section 404 compliance efforts. For the six months ended September 30, 2005 compared to the same period in the prior year, we incurred approximately $10 million of additional third party fees associated with our initial year Sarbanes Oxley compliance efforts.
Amortization of Intangibles
     Under the purchase accounting method for acquisitions, portions of the purchase prices for our acquisitions were allocated to other intangible assets, including tradenames. Through March 31, 2005, most of our acquired tradenames were not amortized because the assets were deemed to have indefinite remaining useful lives. However, as a result of a recently initiated re-branding campaign, we changed the estimated economic useful lives, effective April 1, 2005, of acquired tradenames from indefinite to between one and two years. The carrying amount of the previously unamortized tradenames at March 31, 2005 was $25.2 million and is being amortized on a straight-line basis over a two-year period commencing April 1, 2005. For the quarter ended September 30, 2005, the pre-tax increase in amortization expense resulting from this change in estimate was $3.3 million. For the quarter ended September 30, 2005, the amortization of intangibles had a $2.6 million after tax effect on net earnings and decreased basic and diluted earnings per share by $0.01. For the six months ended September 30, 2005, the pre-tax increase in amortization expense resulting from this change in estimate was $6.4 million. The after-tax effect of the increase in amortization expense for tradenames for the six months ended September 30, 2005 on net earnings of $5.0 million decreased basic and diluted earnings per share by $0.02. For the quarter ended September 30, 2004, amortization of intangibles was $5.3 million, as compared to $9.2 million for the quarter ended September 30, 2005. For the six months ended September 30, 2004, amortization of intangibles was $9.5 million, as compared to $18.2 million for the six months ended September 30, 2005.
Other Income, Net
     Other income, net consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables, rental income on owned facilities and gains and losses on marketable securities and other investments. For the quarter and six months ended September 30, 2005, other income, net, was $19.4 million and $37.0 million, respectively, reflecting an increase of $3.7 million from each of the same periods the prior year. The increase is primarily due to additional interest income generated from investment portfolio balances due to an increase in interest rates.
Income Taxes
     The income tax expense for the three months and six months ended September 30, 2004 was $5.2 million and $24.8 million, resulting in effective tax rates of 29% and 51%, respectively. The income tax expense for the three months and six months ended September 30, 2005 was $16.9 million and $52.7 million, resulting in effective tax rates of 28% and 97%, respectively.
     Our effective tax rate and associated provision for income taxes for the three months and six months ended September 30, 2004 and 2005 were based on our estimates of consolidated earnings before taxes for fiscal 2005 and 2006, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, estimated tax credits, estimated tax incentives and our assessment regarding the realizability of our deferred tax assets. Included in income tax expense for the six months ended September 30, 2004, was a non-recurring accrual of approximately $11.1 million to adjust our aggregate net liabilities for income taxes, withholding taxes and income tax exposures that were found to be understated after a thorough analysis of all of our income tax accounts in the first quarter of fiscal 2005. Excluding these items, the effective tax rate for the six months ended September 30, 2004 was 28%. Included in income tax expense for the six months ended September 30, 2005, is a tax provision of approximately $36.5 million related to our adoption of a plan to repatriate approximately $717.2 million of qualified earnings under the applicable provisions of the American Jobs Creation Act of 2004, of which $550.0 million has been repatriated to date. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. Excluding this item, the effective tax rate for the six months ended September 30, 2005 was 30%.
Recently Issued Accounting Pronouncements
     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides guidance on evaluating other-than-temporary impairment for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method. The consensus includes a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position (FSP) No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10 — 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 until the FASB staff provides applicable implementation guidance. In July 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and issued proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final (the FASB retitled this FSP as FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and posted the FSP on November 3, 2005). The final FSP supersedes EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The final FSP replaces the guidance set forth in paragraphs 10 through 18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115. FSP FAS 115-1 and 124-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 and 124-1 shall be applied to reporting periods beginning after December 15, 2005. We do not expect the new guidance to have a material effect on our financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on SFAS No. 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company plans to adopt SFAS No. 123(R) using the modified prospective method. In April 2005, the Securities and Exchange Commission issued a rule delaying the required adoption date for SFAS No. 123(R) to the first interim period of the first fiscal year beginning on or after June 15, 2005. The Company will adopt SFAS No. 123(R) as of April 1, 2006, the beginning of our fiscal year ending March 31, 2007. We are currently evaluating the impact of SFAS No. 123(R) on our financial position and results of operations.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” as an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and must be applied prospectively. We do not expect that the adoption of SFAS No. 153 will have a material effect on our financial position or results of operations.
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
Liquidity and Capital Resources
     The financial data utilized in analyzing our liquidity and financial position is summarized in the tables below:

	Six Months Ended
	September 30,
	2004	2005
	(In millions)
Cash flow data:
Cash provided by operating activities	$100.1	$85.2
Treasury stock acquired	45.0	186.0
Cash paid for technology acquisitions and other investments, net of cash acquired	212.0	9.0

	March 31,	September 30,
	2005	2005
	(In millions)
Balance sheet data:
Cash and cash equivalents and marketable securities	$1,283.1	$1,219.6
Trade accounts receivable, net (including current finance receivables)	343.6	228.7
Long-term trade finance receivables, net	126.1	91.8
Deferred revenue	1,632.3	1,559.5
Operating Activities
     The table below aggregates certain line items from our condensed consolidated statements of cash flows to present the key items affecting our cash flows from operating activities:

	Six Months Ended
	September 30,
	2004	2005
	(In millions)
Net earnings	$23.4	$1.7
Adjustments to net earnings for items whose cash effects are investing or financing cash flows	106.9	114.5
Decrease in finance receivables	1.5	66.5
(Decrease) in payables to third-party financing institutions for finance receivables	(25.4)	(14.0)
(Decrease) increase in accrued exit costs	(17.0)	(6.5)
All other, net	10.7	(77.0)

Net cash provided by operating activities	$100.1	$85.2

•	The most significant component of adjustments to net earnings for items whose cash effects are investing or financing cash flows is depreciation and amortization, as follows:

	Six Months Ended
	September 30,
	2004	2005
	(In millions)
Depreciation	$27.8	$30.5
Amortization of capitalized software development costs	37.9	36.6
Amortization of acquired technology	26.0	28.6
Amortization of intangible assets	9.5	18.2
Amortization of premiums (discounts) on marketable debt securities	1.3	(0.1)

Depreciation and amortization	$102.5	$113.8

For the six months ended September 30, 2005, the increase in adjustments to net earnings for items whose cash effects are investing or financing cash flows is primarily due to the increase in amortization for the period. The increase in amortization of intangible assets is a result of a recently initiated re-branding campaign, whereby we changed the estimated economic useful lives, effective April 1, 2005, of our acquired tradenames from indefinite to between one and two years, and are reporting the change prospectively as a change in estimate. See discussion in Amortization of Intangibles above.

•	For the six months ended September 30, 2005, the decrease in finance receivables is primarily due to cash collections.

•	The primary component of all other, net cash used in operating activities is the decrease in deferred revenues.

•	We continue to finance our operations primarily through funds generated from operations. Our primary source of cash is the sale of our software licenses, software maintenance and professional services. We believe that our existing cash balances and funds generated from operating and investing activities will be sufficient to meet our liquidity requirements for the foreseeable future. However, we have a history of acquiring companies. If we were to make a significant acquisition in the future, we might find it advantageous to utilize third-party financing sources based on factors such as our then available cash and its source (i.e., cash held in the United States of America versus international locations), the cost of financing and our internal cost of capital.
Investing Activities
     The table below aggregates certain line items from our condensed consolidated statements of cash flows to present the key items affecting our cash flows from investing activities:

	Six Months Ended
	September 30,
	2004	2005
	(In millions)
Cash paid for technology acquisitions and other investments, net of cash acquired	$(212.0)	$(9.0)
Proceeds from maturities / sales of marketable securities	191.0	39.6
Purchases of property and equipment	(34.4)	(11.8)
Purchases of marketable securities	(119.5)	(269.5)
All other, net	(24.4)	(19.8)

Net cash used in investing activities	$(199.3)	$(270.5)

•	The primary source of cash from investing activities is the proceeds from maturities / sales of marketable securities.

•	Cash paid for technology acquisitions and other investments, net of cash acquired, for the six months ended September 30, 2004 includes $203.4 million, including direct costs of the transaction, for our purchase of Marimba.

•	The primary use of cash in investing activities is from the purchases of marketable securities.
Financing Activities
     The table below aggregates certain line items from our condensed consolidated statements of cash flows to present the key items affecting our cash flows from financing activities:

	Six Months Ended
	September 30,
	2004	2005
	(In millions)
Treasury stock acquired	$(45.0)	$(186.0)
Payments on capital leases	(2.3)	(2.8)
Stock options exercised and other	13.4	77.5

Net cash used in financing activities	$(33.9)	$(111.3)

•	There were no borrowings during the six months ended September 30, 2004 and 2005, and the main use of cash for financing activities was the acquisition of treasury stock. During the six months ended September 30, 2005, approximately 9.9 million shares of treasury stock were purchased, representing a significant increase over previous quarters. We plan to continue this increased pace of treasury stock purchases, subject to market conditions, other possible uses of our cash and our domestic liquidity position.

•	The exercise of stock options was the primary source of cash from financing activities.
     The Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2004 and 2005 are included in the accompanying condensed consolidated financial statements.
Cash and Cash Equivalents and Marketable Securities
     At September 30, 2005, our cash and cash equivalents and marketable securities were $1,219.6 million, a decrease of approximately $63.5 million from March 31, 2005. This decrease is primarily the result of treasury stock purchases, partially offset by cash flow generated from operating activities and proceeds from the exercise of stock options for the six months ended September 30, 2005. Approximately 47% of the cash and cash equivalents and marketable securities at September 30, 2005 is held in international locations and was largely generated from our international operations. Our international operations have generated approximately $96.7 million of earnings for which United States income taxes have not been recorded. We have incurred tax expense of approximately $36.5 million related to our adoption of a plan to repatriate approximately $717.2 million of qualified international earnings under the applicable provisions of the American Jobs Creation Act of 2004, of which $550.0 million has been repatriated to date. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. See Income Taxes above for additional discussion.
     Our marketable securities are primarily investment grade and highly liquid. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year, and while typically yielding greater returns, investing in such securities reduces reported working capital.

Treasury Stock Purchases
     As of September 30, 2005, our Board of Directors had authorized a $1.0 billion stock repurchase program ($500.0 million authorized in April 2000 that was increased by $500.0 million in July 2002). During the quarter and six months ended September 30, 2005, we purchased approximately 4.9 million and 9.9 million shares for $100.0 million and $186.0 million, respectively. From the inception of the repurchase program through September 30, 2005, we have purchased 54.5 million shares for $965.6 million. See PART II. Item 2. Issuer Purchases of Equity Securities below for a monthly detail of treasury stock purchases for the quarter ending September 30, 2005. The repurchase program is funded solely with domestic cash and marketable securities and, therefore, affects the domestic versus international liquidity balances.
     In November 2005, in light of depletion of the previous authorization, the Board of Directors authorized us to repurchase up to an additional $1.0 billion of our common stock. Such purchases will occur over time through open market purchases, through unsolicited or solicited privately negotiated transactions, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder.
Contractual Obligations
     Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2005. There have been no material changes to our contractual obligations since March 31, 2005.
Acquisitions
     On August 24, 2005, we acquired all of the outstanding capital stock of KMXperts Inc., for an aggregate purchase price of $5.3 million in cash, including direct deal costs. KMXperts’ results have been included in our Condensed Consolidated Financial Statements since the acquisition date as part of the Service Management segment. This acquisition will strengthen our BSM-related offerings through the addition of knowledge management solutions for IT service and customer support centers.
Certain Risks and Uncertainties
     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of the risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations and are by no means listed in terms of their importance or level of risk to the company.
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
     Our quarterly cash flow is and has been volatile. If our cash generated from operations in some future period is materially less than the market expects, our stock price could decline. To meet the needs of our customers, we have been providing more licensing options, and this increased focus on flexibility may lead to more contracts where revenues will be recognized ratably versus upfront and where cash payments may be received over time versus upfront. Factors that could adversely affect our cash flow from operations in the future include: reduced net earnings; increased time required for the collection of accounts receivable; an increase in uncollectible accounts receivable; a significant shift from multi-year committed contracts to short-term contracts; a reduced ability to transfer finance receivables to third parties (including the increase in credit risk assumed by us); an increase in contracts where expenses such as sales commissions are paid upfront but payments from customers are collected over time; reduced renewal rates for maintenance; and a reduced yield from marketable securities and cash and cash equivalents.
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
     The IT industry and the market for our systems management products are becoming increasingly competitive due to a variety of factors including a maturing enterprise infrastructure software market, changes in customer IT spending habits, and mixed economic recovery in the United States. There is also a growing trend toward consolidation in the software industry. Continued consolidation within the software industry could create opportunities for larger software companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. We expect this trend towards consolidation to continue as companies attempt to maintain or extend their market and competitive positions in the rapidly changing software industry and as companies are acquired or are unable to continue operations. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results due to lengthening of the customer evaluation process and/or loss of business to these stronger competitors, which may materially and adversely affect our business, financial condition or results of operations.
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
Future product development is dependent upon access to and reliability of third-party software products.
     Certain of our software products contain components developed and maintained by third-party software vendors. We expect that we may have to incorporate software from third-party vendors in our future products. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated, or if our relationship with the third-party vendor terminates. Although we believe there are adequate alternate sources for the technology licensed to us, any significant interruption in the availability of these third-party software products on commercially acceptable terms or defects in these products could delay development of future products or enhancement of future products and harm our revenues.
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
     For us to maximize the return on our investments in acquired companies, the products of these entities must be integrated with our existing products. These integrations can be difficult and unpredictable, especially given the complexity of software and that acquired technology is typically developed independently and designed with no regard to integration. The difficulties are compounded when the products involved are well-established because compatibility with the existing base of installed products must be preserved. Successful integration also requires coordination of different development and engineering teams. This too can be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. There can be no assurance that we will be successful in our product integration efforts or that we will realize the expected benefits.
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
     We rely on a combination of copyright, patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain and use technology or other information that we regard as proprietary. There can also be no assurance that our intellectual property rights would survive a legal challenge to their validity or provide significant protection for us. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our proprietary technology against unauthorized third party copying or use, which could adversely affect our competitive position and revenues.
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
     We are a global company with research and development sites in the United States, Israel, Belgium, France and India, and sales offices around the world. As a result, we face risks from operating as a global concern, including, among others:
•	difficulties in staffing and managing international operations;

•	possible non-compliance with our professional conduct policy and code of ethics due to inconsistent interpretations and/or application of corporate standards;

•	longer payment cycles;

•	increased financial accounting and reporting burdens and complexities;

•	adverse tax consequences;

•	changes in currency exchange rates;

•	potential impact from volatile or sluggish local economies;

•	loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	the need to localize our products;

•	political unrest or terrorism, particularly in areas in which we have facilities;

•	compliance with a wide variety of complex laws and treaties; and

•	licenses, tariffs and other trade barriers.
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
     We conduct substantial development and marketing operations in multiple locations in Israel and, accordingly, we are directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our business, operating results and financial condition. We maintain comprehensive contingency and business continuity plans for our local operations, and to date, the current dispute in the India - Pakistan region and hostilities within Israel have not caused disruption of our operations.
     Generally, our foreign sales are denominated in our foreign subsidiaries’ local currencies. If these currency exchange rates change unexpectedly, we could have significant gains or losses. The foreign currencies to which we currently have the most significant exposure are the euro and the Israeli shekel. Additionally, fluctuations of the exchange rate of foreign currencies against the United States dollar can affect our revenue within those markets, all of which may adversely impact our business, financial condition, operating results, and cash flows. Currently, we use derivative financial instruments to hedge our exposure to fluctuations in currency exchange rates. Such hedging requires us to estimate when transactions will occur and cash will be collected, and we may not be successful in making these estimates. If these estimates are inaccurate, particularly during periods of currency volatility, it could have a materially adverse affect on our business, financial condition or operating results.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our portfolio management strategy subsequent to March 31, 2005, therefore the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our Annual Report on Form 10-K for the year ended March 31, 2005.
ITEM 4. Controls and Procedures
Material Weaknesses Previously Disclosed
     As discussed in Item 9A of our 2005 Annual Report on Form 10-K, we did not maintain effective internal control over financial reporting due to material weaknesses as of March 31, 2005 in the following three areas: (1) the design and operation of our internal controls over monitoring and analysis of vendor specific objective evidence (“VSOE”) of fair value of our maintenance and professional services; (2) the design and operation of our internal controls over monitoring and analysis of our deferred revenue account; and (3) the design and operation of our internal controls over the accounting for sales commissions. As also disclosed in our 2005 Annual Report, we are implementing actions to remediate these material weaknesses. While we have made progress in remediating the material weaknesses, we are continuing to address the issues underlying each of the material weaknesses, including both the process deficiencies and inadequate staffing of experienced, specialized accounting personnel. Sufficient time has not passed to properly test the effectiveness of the controls post-remediation.
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2005, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weaknesses previously disclosed, which have not been completely remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls were not effective, as of the end of the period covered by this Quarterly Report. Notwithstanding this conclusion, our preparation of the financial statements for the period covered by this report, and our evaluation of disclosure controls as of the end of such period, were conducted with particular attention to the material weaknesses previously disclosed, and management continued to retain third party consultants and hire additional accounting personnel during the period to provide certain compensating controls and other assistance in areas where material weaknesses were identified. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects our financial condition, results of operations and cash flows as of and for the periods presented.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the activities described below, all of which began in the fourth quarter of fiscal 2005 and continued into the second quarter of fiscal 2006.
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
     During the second quarter of Fiscal 2006, our then Chief Financial Officer resigned. We named Stephen Solcher, a vice president, as interim finance chief.
     We are actively recruiting to fill open positions in our accounting department, but the market for experienced accountants, particularly for software revenue recognition and revenue accounting experts, is highly competitive. This, combined with the heavy workload of the post-Sarbanes-Oxley regulatory environment, has made it difficult for us to recruit, hire and retain accounting talent. While there can be no assurance that we will be successful on a timely basis, we believe that we should be able to adequately staff the accounting function now that our initial assessment of our internal control over financial reporting as required by Sarbanes-Oxley Section 404 is completed. We expect it to take us until calendar year end, however, to complete the recruiting and hiring of the additional staff. We will continue to assess the adequacy of our accounting structure and organization, both in terms of size and United States generally accepted accounting principles expertise.
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
ITEM 2. Issuer Purchases of Equity Securities

			(c) Total Number
			of Shares	(d) Approximate
	(a) Total		Purchased as Part	Dollar Value of
	Number of	(b) Average	of Publicly	Shares that May Yet
	Shared	Price Paid	Announced	Be Purchased Under
Period	Purchased (1)	per Share (1)	Program (2)	the Program (2)
July 1-31, 2005	7,959	$19.09	–	$134,395,317
August 1-31, 2005	2,136,000	$20.27	2,136,000	$91,101,816
September 1-30, 2005	2,780,445	$20.40	2,777,800	$34,443,666
Total	4,924,404	$20.30	4,913,800	$34,443,666

1	Includes repurchases made pursuant to the publicly announced plan in footnote 2 below and repurchases in satisfaction of tax obligations upon the lapse of restrictions on employee restricted stock grants and repurchases of shares from Directors.

2	In April 2000, our Board of Directors authorized a $500.0 million stock repurchase program. In July 2002, the Board of Directors increased the authorized stock repurchase program by $500.0 million. At September 30, 2005, there was approximately $34.4 million remaining in the stock repurchase program. In November 2005, our Board of Directors authorized the addition of another $1 billion to the stock repurchase program. This program does not have an expiration date.
ITEM 4. Submission of Matters to a Vote of Security Holders
     At BMC Software’s Annual Meeting of Stockholders held on August 23, 2005, the following proposals were adopted by the margins indicated.

	NUMBER OF SHARES
	VOTED FOR	WITHHELD
1. To elect nine directors of the Company, each to serve until the next annual meeting or until his/her respective successor has been duly elected and qualified.
B. Garland Cupp	181,943,288	18,390,100
Robert E. Beauchamp	181,995,316	18,338,072
Jon E. Barfield	184,492,368	15,841,020
John W. Barter	181,962,857	18,370,531
Meldon K. Gafner	171,032,298	29,301,090
Lew W. Gray	172,189,964	28,143,424
P. Thomas Jenkins	177,293,120	23,040,268
Louis J. Lavigne, Jr.	184,466,990	15,866,398
Kathleen A. O’Neil	184,593,137	15,740,251
George F. Raymond	181,893,071	18,440,317
Tom C. Tinsley	174,898,209	25,435,179

	NUMBER OF SHARES
	VOTED FOR	WITHHELD	ABSTAIN
2. To ratify the Board of Directors appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending March 31, 2006.	198,806,999	394,052	1,132,336

	NUMBER OF SHARES
	VOTED FOR	WITHHELD	ABSTAIN
3. To approve an amendment to the BMC Software, Inc. 1994 Employee Incentive Plan (“the Incentive Plan”) to provide for the continuation of BMC Software’s historical practice of compensating its nonemployee directors with stock options by permitting them to be eligible for awards under the Incentive Plan and to extend the term which awards may be issued under the Incentive Plan.	120,127,359	56,627,795	1,224,759
ITEM 6. Exhibits
(a) Exhibits.
31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.	By:	/s/ Robert E. Beauchamp

Robert E. Beauchamp
November 9, 2005		President and Chief Executive Officer

	By:	/s/ Stephen B. Solcher

Stephen B. Solcher
November 9, 2005		Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchanges Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.