Form 10-Q
period 2005-12-31
BMC SOFTWARE INC
filed 2006-02-09
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Registrant’s telephone number including area code: (713) 918-8800
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 7, 2006, there were outstanding 212,824,006 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC. AND SUBSIDIARIES
QUARTER ENDED DECEMBER 31, 2005
INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2005 (Unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended December 31, 2004 and 2005 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2004 and 2005 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Issuer Purchases of Equity Securities	31

Item 5.	Other Information	32

Item 6.	Exhibits	32

	Signatures	33
Executive Employment Agreement - Denise M. Clolery
Executive Employment Agreement - Michael A. Vescuso
Certification of CEO pursuant to Section 13a-14(a)
Certification of CFO pursuant to Section 13a-14(a)
Certification of CEO pursuant to Section 13a-14(b)
Certification of CFO pursuant to Section 13a-14(b)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	December 31,
	2005	2005
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$820.1	$620.4
Marketable securities	108.7	241.7
Trade accounts receivable, net	191.8	150.3
Current trade finance receivables, net	151.8	147.3
Other current assets	168.0	165.2

Total current assets	1,440.4	1,324.9
Property and equipment, net	383.7	360.6
Software development costs and related assets, net	126.1	114.6
Long-term marketable securities	354.3	311.4
Long-term trade finance receivables	126.1	95.7
Acquired technology, net	65.9	29.0
Goodwill, net	559.7	562.6
Intangible assets, net	62.3	36.3
Other long-term assets	179.8	194.0

Total assets	$3,298.3	$3,029.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$37.3	$37.4
Accrued liabilities	283.5	224.3
Current portion of deferred revenue	764.3	757.9

Total current liabilities	1,085.1	1,019.6
Long-term deferred revenue	868.0	807.9
Other long-term liabilities	83.4	84.9

Total liabilities	2,036.5	1,912.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2.5	2.5
Additional paid-in capital	571.7	578.7
Retained earnings	1,168.3	1,212.7
Accumulated other comprehensive income (loss)	(14.9)	(20.1)

	1,727.6	1,773.8
Less treasury stock, at cost	(459.3)	(653.5)
Less unearned portion of stock-based compensation	(6.5)	(3.6)

Total stockholders’ equity	1,261.8	1,116.7

Total liabilities and stockholders’ equity	$3,298.3	$3,029.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2005	2004	2005
Revenues:
License	$161.0	$135.0	$393.8	$366.2
Maintenance	202.2	224.2	606.9	659.3
Professional services	23.6	21.1	67.2	65.0

Total revenues	386.8	380.3	1,067.9	1,090.5

Operating Expenses:
Cost of license revenues	32.1	28.2	96.4	94.6
Cost of maintenance revenues	46.4	39.1	135.5	123.4
Cost of professional services	24.9	20.2	68.6	64.3
Selling and marketing expenses	145.7	125.5	401.6	386.1
Research and development expenses	53.4	55.4	156.1	168.5
General and administrative expenses	56.3	51.2	145.9	157.4
Settlement of litigation	—	—	11.3	—
Acquired research and development	—	—	0.2	—
Amortization of intangibles	5.5	8.2	14.9	26.3

Total operating expenses	364.3	327.8	1,030.5	1,020.6

Operating income	22.5	52.5	37.4	69.9
Interest and other income, net	27.4	19.2	64.2	55.9
Interest expense	(0.4)	(0.3)	(1.0)	(1.1)
Gain (loss) on marketable securities and other investments	—	0.1	(2.9)	1.2

Other income, net	27.0	19.0	60.3	56.0

Earnings before income taxes	49.5	71.5	97.7	125.9
Income tax provision	13.1	22.8	37.9	75.5

Net earnings	$36.4	$48.7	$59.8	$50.4

Basic earnings per share	$0.16	$0.23	$0.27	$0.23

Diluted earnings per share	$0.16	$0.22	$0.27	$0.23

Shares used in computing basic earnings per share	221.5	215.1	222.4	217.3

Shares used in computing diluted earnings per share	224.4	217.9	224.6	219.8

Comprehensive income:
Net earnings	$36.4	$48.7	$59.8	$50.4

Foreign currency translation adjustment	6.0	(1.0)	8.0	(4.3)

Unrealized gain (loss) on securities available for sale:
Unrealized loss, net of taxes of $0.9, $0.6, $4.4 and $0.4	(1.7)	(1.1)	(8.1)	(0.8)
Realized (gain) loss included in net earnings, net of taxes of $0.0, $0.0, $(0.7) and $0.4	—	(0.1)	1.2	(0.8)

	(1.7)	(1.2)	(6.9)	(1.6)

Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss), net of taxes of $0.9, $(0.2), $1.3 and $(1.0)	(1.7)	0.3	(2.3)	1.9
Realized (gain) loss included in net earnings, net of taxes of $(0.4), $0.7, $(0.9) and $0.7	0.6	(1.2)	1.7	(1.2)

	(1.1)	(0.9)	(0.6)	0.7

Comprehensive income	$39.6	$45.6	$60.3	$45.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 31,
	2004	2005
Cash flows from operating activities:
Net earnings	$59.8	$50.4

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	159.7	162.2
(Gain) loss on marketable securities	1.9	(1.2)
(Gain) on previously securitized finance receivables	(8.0)	—
Other non-cash charges	1.7	(1.0)
Earned portion of stock-based compensation	2.9	2.4
Decrease in finance receivables	17.2	34.8
Decrease in payables to third-party financing institutions for finance receivables	(26.6)	(4.4)
Decrease in accrued exit costs	(21.9)	(11.1)
Increase (decrease) in deferred revenues	78.2	(66.6)
Net change in trade receivables, payables and other components of working capital	(37.2)	(13.8)

Net cash provided by operating activities	227.7	151.7

Cash flows from investing activities:
Cash paid for technology acquisitions and other investments, net of cash acquired	(215.8)	(9.0)
Cash receipts from previously securitized finance receivables	10.0	—
Return of capital for cost-basis investments	0.7	0.2
Purchases of marketable securities	(188.4)	(290.2)
Proceeds from maturities / sales of marketable securities	286.1	200.2
Proceeds from sale of property and equipment	—	5.7
Purchases of property and equipment	(48.0)	(18.4)
Capitalization of software development costs and related assets	(48.1)	(43.0)

Net cash used in investing activities	(203.5)	(154.5)

Cash flows from financing activities:
Payments on capital leases	(3.7)	(4.4)
Stock options exercised and other	21.8	92.9
Treasury stock acquired	(70.0)	(286.0)

Net cash used in financing activities	(51.9)	(197.5)

Effect of exchange rate changes on cash	5.2	0.6

Net change in cash and cash equivalents	(22.5)	(199.7)
Cash and cash equivalents, beginning of period	612.3	820.1

Cash and cash equivalents, end of period	$589.8	$620.4

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9.5	$42.1

Cash paid for interest	$0.9	$0.7

Capital lease obligation for computer hardware	$4.2	$9.2

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
(2) Earnings Per Share
     Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the three-month periods ended December 31, 2004 and 2005, the treasury stock method effect of 13.1 million and 6.5 million weighted options, respectively, has been excluded from the calculation of diluted EPS, as they are anti-dilutive. For the nine-month periods ended December 31, 2004 and 2005, the treasury stock method effect of 24.0 million and 13.9 million weighted options, respectively, has been excluded from the calculation of diluted EPS, as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months and nine months ended December 31, 2004 and 2005, respectively:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2005	2004	2005
	(In millions, except per share data)
Basic earnings per share:
Net earnings	$36.4	$48.7	$59.8	$50.4
Weighted average number of common shares	221.5	215.1	222.4	217.3

Basic earnings per share	$0.16	$0.23	$0.27	$0.23

Diluted earnings per share:
Net earnings	$36.4	$48.7	$59.8	$50.4

Weighted average number of common shares	221.5	215.1	222.4	217.3
Incremental shares from assumed conversions of stock options and other	2.9	2.8	2.2	2.5

Adjusted weighted average number of common shares	224.4	217.9	224.6	219.8

Diluted earnings per share	$0.16	$0.22	$0.27	$0.23

(3) Business Combinations
     On August 24, 2005, the Company acquired all of the outstanding capital stock of KMXperts Inc. The aggregate purchase price was $5.3 million in cash, including direct deal costs, and was allocated as follows: $2.5 million to acquired technology with a weighted average estimated life of three years, $0.6 million to customer relationships with a weighted average estimated life of three years, $1.9 million to goodwill, $0.1 million to a non-compete agreement to be amortized over a two-year period and $0.2 million to tangible assets acquired, net of liabilities assumed.

     KMXperts’ results have been included in the Company’s Condensed Consolidated Financial Statements since the acquisition date as part of the Service Management segment. KMXperts technology provides knowledge management solutions for IT service and customer support centers. The purchase agreement included a $1.5 million payment for post-acquisition services to be paid at the one-year anniversary of the purchase. This payment will be recorded as compensation expense over the twelve-month period of service, as it is based solely on continued employment with BMC.
4) Segment Reporting
     Management reviews the results of the Company’s software business by the following product categories: Mainframe Management, including the Mainframe Data Management and MAINVIEW® product lines; Distributed Systems Management, which includes the PATROL®, Distributed Systems Data Management and Scheduling & Output Management product lines; Service Management; and Identity Management. In addition to these software segments, Professional Services is also considered a separate segment. The software segments above reflect management’s recategorization of certain products during fiscal 2006 to clarify accountability and increase organizational effectiveness. The amounts reported below for the three months and nine months ended December 31, 2004 and 2005 reflect these changes in the composition of the Company’s business segments.
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

	Software
		Distributed
	Mainframe	Systems	Service	Identity	Professional
	Management	Management	Management	Management	Services	Consolidated
	(In millions)
Quarter Ended December 31, 2004
Revenues:
License	$60.6	$51.5	$45.4	$3.5	$—	$161.0
Maintenance	73.9	67.9	56.6	3.8	—	202.2
Professional services	—	—	—	—	23.6	23.6

Total revenues	134.5	119.4	102.0	7.3	23.6	386.8

Direct segment expenses	24.1	30.6	31.1	4.8	24.9	115.5

Segment contribution margin	$110.4	$88.8	$70.9	$2.5	$(1.3)	271.3

Indirect expenses						248.8
Other income, net						27.0

Earnings before income taxes						$49.5

	Software
		Distributed
	Mainframe	Systems	Service	Identity	Professional
	Management	Management	Management	Management	Services	Consolidated
	(In millions)
Quarter Ended December 31, 2005
Revenues:
License	$40.2	$39.6	$53.1	$2.1	$—	$135.0
Maintenance	82.3	71.6	65.4	4.9	—	224.2
Professional services	—	—	—	—	21.1	21.1

Total revenues	122.5	111.2	118.5	7.0	21.1	380.3

Direct segment expenses	22.0	23.9	31.2	6.4	20.1	103.6

Segment contribution margin	$100.5	$87.3	$87.3	$0.6	$1.0	276.7

Indirect expenses						224.2
Other income, net						19.0

Earnings before income taxes						$71.5

	Software
		Distributed
	Mainframe	Systems	Service	Identity	Professional
	Management	Management	Management	Management	Services	Consolidated
	(In millions)
Nine Months Ended December 31, 2004
Revenues:
License	$142.6	$127.1	$117.8	$6.3	$—	$393.8
Maintenance	226.8	205.6	163.2	11.3	—	606.9
Professional services	—	—	—	—	67.2	67.2

Total revenues	369.4	332.7	281.0	17.6	67.2	1,067.9

Direct segment expenses	69.0	90.7	83.7	13.8	68.6	325.8

Segment contribution margin	$300.4	$242.0	$197.3	$3.8	$(1.4)	742.1

Indirect expenses						704.7
Other income, net						60.3

Earnings before income taxes						$97.7

	Software
		Distributed
	Mainframe	Systems	Service	Identity	Professional
	Management	Management	Management	Management	Services	Consolidated
	(In millions)
Nine Months Ended December 31, 2005
Revenues:
License	$119.1	$111.7	$128.7	$6.7	$—	$366.2
Maintenance	243.6	211.2	190.6	13.9	—	659.3
Professional services	—	—	—	—	65.0	65.0

Total revenues	362.7	322.9	319.3	20.6	65.0	1,090.5

Direct segment expenses	64.4	74.0	88.3	18.8	64.2	309.7

Segment contribution margin	$298.3	$248.9	$231.0	$1.8	$0.8	780.8

Indirect expenses						710.9
Other income, net						56.0

Earnings before income taxes						$125.9

(5) Stock Incentive Plans
     The Company has numerous stock plans that provide for the grant of common stock options and restricted stock to employees and directors of the Company. Under the option plans, all options issued during the three and nine-month periods ended December 31, 2004 and 2005 have been granted with exercise prices equal to the quoted market price on the date of grant and have a ten-year term, except for the 2.1 million replacement stock options issued below fair market value and 0.2 million replacement stock options issued above fair market value during the three months ended September 30, 2004 as consideration in the Marimba acquisition. The purchase price for this acquisition included $20.9 million related to the replacement options issued, of which $8.0 million was allocated to unearned portion of stock-based compensation, reflecting the portion of the intrinsic value of the 1.2 million unvested options issued that will be earned over the remaining vesting periods of those options. This amount will be recognized as compensation expense over the remaining vesting periods of the options for the options that ultimately vest. The restricted stock issued under the Company’s stock plans is subject to transfer restrictions that lapse over one to four years. The Company also has an employee stock purchase plan (ESPP) under which rights to purchase the Company’s common stock are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date.
     The Company currently accounts for stock-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, which is the grant date, less the amount the grantee is required to pay to acquire the stock. Alternatively, Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but rather, permits continued application of APB Opinion No. 25 accompanied by footnote disclosure of the pro forma impacts under SFAS No.123. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based employee compensation granted. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company’s common stock on the date of grant, no compensation expense is recorded.
     For the three months ended December 31, 2004 and 2005, the Company recorded compensation expense of $0.4 million and $0.2 million, respectively, for restricted stock grants. For the nine months ended December 31, 2004 and 2005, the Company recorded compensation expense of $1.0 million and $0.7 million, respectively for restricted stock grants. The Company was not required to record compensation expense for stock option grants and stock issued under the ESPP during the same periods, except for unvested replacement options issued as consideration in the Company’s July 15, 2004 acquisition of Marimba, Inc. For the three months ended December 31, 2004 and 2005, the Company recorded compensation expense of $1.1 million and $0.3 million, respectively, related to the Marimba transaction replacement options. For the nine months ended December 31, 2004 and 2005, the Company recorded compensation expense of $1.9 million and $1.7 million, respectively, related to the Marimba transaction replacement options.
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

		Three Months Ended		Nine Months Ended
		December 31,		December 31,
		2004	2005	2004	2005
		(In millions, except per share data)
Net earnings	As Reported	$36.4	$48.7	$59.8	$50.4

Add stock-based employee compensation expense included in net earnings as reported of $1.5, $0.5, $2.9 and $2.4, respectively, net of related tax effects		1.0	0.4	1.9	1.6

Deduct stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects		(26.1)	(10.1)	(74.0)	(29.9)

Net earnings (loss)	Pro Forma	$11.3	$39.0	$(12.3)	$22.1

Basic earnings (loss) per share:	As Reported	$0.16	$0.23	$0.27	$0.23

	Pro Forma	$0.05	$0.18	$(0.06)	$0.10

Diluted earnings (loss) per share:	As Reported	$0.16	$0.22	$0.27	$0.23

	Pro Forma	$0.05	$0.18	$(0.06)	$0.10

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
     As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB Opinion No. 25 intrinsic value method and, as such, recognize no compensation cost for employee stock options, as the exercise prices of options granted are equal to the quoted market price of our common stock on the date of grant, except in limited circumstances when stock options have been exchanged in a business combination. Accordingly, the adoption of SFAS No. 123(R) fair value method will have a significant impact on our results of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings (loss) and earnings (loss) per share in Note 1(l) to the Company’s audited financial statements for the year ended March 31, 2005, as filed with the Securities and Exchange Commission on Form 10-K. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In general, this requirement would reduce net operating cash flows and increase net financing cash flows in periods after adoption.
(6) Exit Activities and Related Costs
     FY2004 Plan
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

     As of December 31, 2005, $28.2 million of severance and facilities costs related to actions completed under the FY2004 Plan remained accrued for payment in future periods, as follows:

	Balance at			Effect of	Cash Payments,	Balance at
	March 31,		Adjustments	Exchange Rate	Net of Sublease	December 31,
	2005	Accretion	to Estimates	Changes	Income	2005
	(In millions)
Severance and related costs	$1.1	$—	$(0.1)	$(0.1)	$(0.2)	$0.7
Facilities costs	40.1	1.1	(1.8)	(0.1)	(11.8)	27.5

Total accrued	$41.2	$1.1	$(1.9)	$(0.2)	$(12.0)	$28.2

     The FY2004 Plan amounts accrued at December 31, 2005 related to facilities costs represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. The Company does not expect any significant additional severance or facilities charges related to the FY2004 Plan subsequent to December 31, 2005. Accretion (the increase in the present value of facilities accruals over time) and adjustments to original estimates are included in operating expenses.
     FY2006 Plan
     During the first quarter ended June 30, 2005, the Company implemented a plan (FY2006 Plan) to reduce costs and realign resources to focus on growth areas. The FY2006 Plan included the involuntary termination of 725 employees. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. The workforce reduction has reduced selling and general and administrative expenses in product areas that are not realizing the Company’s profitability and growth goals. The Company also exited leases in certain locations, which ultimately reduced the square footage and operating costs at these locations. The Company does not expect any significant additional severance or facilities charges related to the FY2006 Plan subsequent to December 31, 2005. Accretion (the increase in the present value of facilities accruals over time) and adjustments to the original estimates are included in operating expenses. The net expense, with adjustments, for the quarter and nine months ended December 31, 2005 related to the FY2006 plan are as follows:

	Three Months Ended December 31, 2005
	Adjustments to Estimates
	Severance & Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Cost of license revenues	$—	$—	$—	$—
Cost of maintenance revenues	—	—	—	—
Cost of professional services	0.1	—	—	0.1
Selling and marketing expenses	(0.6)	—	—	(0.6)
Research and development expenses	—	—	—	—
General and administrative expenses	0.3	—	—	0.3

Total included in operating expenses	$(0.2)	$—	$—	$(0.2)

	Nine Months Ended December 31, 2005
	Initial Charge with Adjustments
	Severance & Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Cost of license revenues	$1.3	$—	$—	$1.3
Cost of maintenance revenues	3.0	—	—	3.0
Cost of professional services	2.8	—	—	2.8
Selling and marketing expenses	25.1	0.2	—	25.3
Research and development expenses	3.9	—	—	3.9
General and administrative expenses	5.5	0.3	0.8	6.6

Total included in operating expenses	$41.6	$0.5	$0.8	$42.9

     As of December 31, 2005, $1.7 million of severance and facilities costs related to actions completed under the FY2006 Plan remained accrued for payment in future periods, as follows:

				Effect of	Cash Payments,
	Balance at	Charged to	Adjustments	Exchange Rate	Net of Sublease	Balance at
	March 31, 2005	Expense	to Estimates	Changes	Income	December 31, 2005
	(In millions)
Severance and related costs	$—	$42.5	$(1.0)	$(0.1)	$(39.9)	$1.5
Facilities costs	—	0.6	—	—	(0.2)	0.4

Total accrued	$—	$43.1	$(1.0)	$(0.1)	$(40.1)	$1.9

(7) Income Taxes
     The income tax expense for the three months and nine months ended December 31, 2004 was $13.1 million and $37.9 million, resulting in effective tax rates of 26.5% and 38.8%, respectively. The income tax expense for the three months and nine months ended December 31, 2005 was $22.8 million and $75.5 million, resulting in effective tax rates of 31.9% and 60.0%, respectively.
     The Company’s effective tax rate and associated provision for income taxes for the three months and nine months ended December 31, 2004 and 2005 were based on our estimates of consolidated earnings before taxes for fiscal 2005 and 2006, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, estimated tax credits, estimated tax incentives and our assessment regarding the realizability of the Company’s deferred tax assets. Included in income tax expense for the nine months ended December 31, 2004, was a non-recurring accrual of approximately $11.1 million to adjust the Company’s aggregate net liabilities for income taxes, withholding taxes and income tax exposures that were found to be understated after a thorough analysis of all of the Company’s income tax accounts in the first quarter of fiscal 2005. Included in income tax expense for the nine months ended December 31, 2005, is a tax provision of approximately $36.5 million related to the Company’s adoption of a plan to repatriate approximately $717.2 million of qualified earnings under the applicable provisions of the American Jobs Creation Act of 2004 (the Act), of which $625.0 million has been repatriated to date. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated.
     On December 15, 2005, the Company received a Revenue Agent’s Report (RAR) from the Internal Revenue Service (IRS) that includes various proposed adjustments to the Company’s US corporate income taxes for the fiscal years ended March 31, 2002 and 2003. The Company has filed a protest letter contesting the adjustments contained in the RAR and the Company expects to pursue additional resolution of these adjustments with the IRS Appeals Division. The proposed adjustments primarily deal with transfer pricing valuations and results between the Company and its foreign affiliates.
     On October 28, 2005, the Israeli Tax Authorities (“ITA”) issued determination of assessments (Assessments) to various Israeli affiliates of the Company that covered the 1998-2002 tax years. The Israeli affiliates filed protests of the Assessments with the ITA on December 15, 2005 and have requested a hearing to pursue resolution of these Assessments with the ITA. The proposed adjustments primarily deal with transfer pricing valuations and results between the Company and its affiliates and the deductibility of various costs that directly and indirectly relate to the acquisition of the Israeli affiliates.
     The Company’s income tax provision includes amounts that are intended to cover taxes that are probable and can be reasonably estimated, including amounts associated with the RAR and the Assessments. The actual resolutions of these income tax audits could lead to income tax expense or benefit that is materially different from the amounts provided for in the financial statements as presented.
     During the quarter, we filed a writ of mandamus in Brazil in order to clarify whether or not a tax applies to the remittance of software payments from our Brazilian operations. In response to the filing, the first level Court denied our request for preliminary injunction, but the merits of the case were not yet analyzed. We believe that we will prevail in this matter and intend to continue to pursue a favorable outcome. We do not expect a resolution in the near term.
(8) Commitments and Contingencies
Guarantees
     FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45) requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company’s product warranties or to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for payment under these provisions and has not been required to make material payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions. BMC Software, Inc. also guarantees the performance of certain of its subsidiaries for certain customers. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for these guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided and liabilities as obligations are incurred.
Leases
     During the year ended March 31, 2004, the Company entered into a 48-month capital lease for computer hardware. During the year ended March 31, 2005, additional computer hardware was incorporated into this capital lease. During the quarter ended December 31, 2005, BMC modified the lease to upgrade certain equipment, which extended the lease term for 36 months. The $7.3 million current portion of the obligation for the capital lease is reflected in the consolidated balance sheet as of December 31, 2005 as an accrued liability, and the $10.7 million long-term portion of the obligation is reflected as an other long-term liability. Depreciation of the computer hardware under the capital lease is included in depreciation expense in the consolidated statements of operations and comprehensive income (loss) for the quarters ended December 31, 2004 and 2005. Future minimum lease payments to be made under capital leases as of December 31, 2005 are $3.8 million in fiscal 2006, $10.1 million in fiscal 2007, $6.1 million in fiscal 2008 and $3.4 million thereafter.
(9) Tradenames
     Under the purchase accounting method for acquisitions, portions of the purchase prices for the Company’s acquisitions were allocated to other intangible assets, including tradenames. Through March 31, 2005, most of the Company’s acquired tradenames were not amortized because the assets were deemed to have indefinite remaining useful lives. As a result of a recently initiated re-branding campaign, the Company changed the estimated economic useful lives, effective April 1, 2005, of acquired tradenames from indefinite to between one and two years. The carrying amount of the previously unamortized tradenames at March 31, 2005 was $25.2 million and is being amortized on a straight-line basis over the remaining estimated useful life commencing April 1, 2005. The pre-tax increase in amortization expense for tradenames resulting from this change in estimate for the three months and nine months ended December 31, 2005 was $3.5 million and $9.9 million, respectively. The after-tax effect of the increase in amortization expense for tradenames for the three months ended December 31, 2005 on net earnings of $2.9 million decreased basic and diluted earnings per share by $0.01. For the nine months ended December 31, 2005, the after-tax effect of the increase in amortization expense for tradenames on net earnings of $8.1 million decreased basic and diluted earnings per share by $0.04.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report on Form 10-Q for the quarterly period ended December 31, 2005 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section entitled “Certain Risks and Uncertainties” in our report on Form 10-Q for the quarterly period ended September 30, 2005 available on our website at www.bmc.com/investors. It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties, with the audited financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for fiscal 2005.

Overview
     BMC Software is one of the world’s largest independent software vendors. Delivering Business Service Management (BSM), we provide software solutions that empower companies to manage their information technology (IT) infrastructure from a business perspective. Our extensive portfolio of software solutions spans enterprise systems, applications, databases and service management.
     For the quarter and nine months ended December 31, 2005, our diluted earnings per share was $0.22 and $0.23 per share, respectively, as compared to diluted earnings per share of $0.16 and $0.27 per share, respectively for the same periods in the prior year. The increase in the quarterly diluted earnings per share is driven by lower operating expenses during the quarter ended December 31, 2005, as a result of our recent restructuring activities pertaining to the FY2006 Plan as described in note 6 herein. The decrease in the diluted earnings per share for the nine months ended December 31, 2005, compared to the nine months ended December 31, 2004, is due to the tax provision for repatriated earnings as described in note 7 herein and the restructuring charges from the FY2006 plan as described in note 6 herein, partially offset by higher revenues and lower operating expenses resulting from our recent restructuring activities pertaining to the FY2006 Plan. Our license revenues during the quarter ended December 31, 2005 were $135.0 million, as compared to $161.0 million for the quarter ended December 31, 2004. The decrease in license revenues is attributed to fewer license transactions during the third quarter combined with a significant increase in the percentage of transactions where license revenue is deferred. The restructuring actions associated with the FY2006 Plan have had a negative short-term impact on our license revenues. As part of the restructuring, we have redeployed our sales resources and are selling a more strategic type of solution to higher-level executives, frequently at the CIO level. This has resulted in a longer sales cycle and lower closure rates. However, we expect this change to ultimately improve our sales closure success. Our maintenance revenues during the quarter ended December 31, 2005 were $224.2 million, as compared to $202.2 million for the quarter ended December 31, 2004. Maintenance revenues increased primarily as a result of the additional revenue associated with acquired products and the continuing growth in the base of installed Service Management products. We maintained a strong balance sheet with cash and cash equivalents and marketable securities at December 31, 2005 of $1,173.5 million. Cash flows generated by operations for the nine months ended December 31, 2005 were $151.7 million compared to $227.7 million in the same prior year period. This decrease is primarily due to the FY2006 Plan restructuring payments and tax payments for repatriated earnings. During the third quarter of fiscal 2006, we spent approximately $100.0 million to repurchase approximately 4.9 million shares of our common stock. In November 2005, in light of the depletion of previously authorized repurchases, the Board of Directors authorized the Company to repurchase up to an additional $1.0 billion of its common stock. As of December 31, 2005, there was approximately $934.4 million remaining available under the repurchase authorization.
Industry Conditions
     The worldwide market for spending on IT solutions remains challenging. IT organizations continue to be pressured by their business counterparts to lower overall operational costs while increasing support for regulatory compliance, strategic objectives and other projects focused on delivering increased value to the business. Our BSM solutions deliver unique capabilities to our customers, allowing them to improve their IT processes and effectively align IT with business needs. While we believe BSM differentiates us from our competitors, we recognize that the systems management software marketplace is highly competitive. A more detailed discussion of these competitive pressures can be found under “Certain Risks and Uncertainties” in our report on Form 10-Q for the quarterly period ended September 30, 2005.
Critical Accounting Policies
     The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, acquired technology, in-process research and development, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2005 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during the nine months ended December 31, 2005.
     Certain amounts previously reported have been reclassified to provide comparability among the periods reported. Those reclassifications did not impact our net earnings or stockholders’ equity.

Results of Operations and Financial Condition
     The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income bear to total revenues. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenues
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2005	2004	2005
Revenues:
License	41.6%	35.5%	36.9%	33.6%
Maintenance	52.3	59.0	56.8	60.4
Professional services	6.1	5.5	6.3	6.0

Total revenues	100.0	100.0	100.0	100.0

Operating Expenses:
Cost of license revenues	8.3	7.4	9.0	8.7
Cost of maintenance revenues	12.0	10.3	12.7	11.3
Cost of professional services	6.4	5.3	6.4	5.9
Selling and marketing expenses	37.7	33.0	37.6	35.4
Research and development expenses	13.8	14.6	14.6	15.5
General and administrative expenses	14.6	13.4	13.7	14.4
Settlement of litigation	—	—	1.1	—
Acquired research and development	—	—	—	—
Amortization of intangibles	1.4	2.2	1.4	2.4

Total operating expenses	94.2	86.2	96.5	93.6

Operating income	5.8	13.8	3.5	6.4
Other income, net	7.0	5.0	5.6	5.1

Earnings before income taxes	12.8	18.8	9.1	11.5
Income tax provision	3.4	6.0	3.5	6.9

Net earnings	9.4%	12.8%	5.6%	4.6%

Revenues
     We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services. We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.
Product Line License Revenues

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2004	2005	% Change	2004	2005	% Change
	(In millions)			(In millions)
Mainframe Management:
Mainframe Data Management	$45.0	$30.8	(31.6)%	$108.3	$90.0	(16.9)%
MAINVIEW	15.6	9.4	(39.7)	34.3	29.1	(15.2)

	60.6	40.2	(33.7)	142.6	119.1	(16.5)

Distributed Systems Management:
PATROL	26.4	20.4	(22.7)	64.1	60.1	(6.2)
Distributed Systems Data Management	7.8	5.1	(34.6)	24.7	14.2	(42.5)
Scheduling and Output Management	17.3	14.1	(18.5)	38.3	37.4	(2.3)

	51.5	39.6	(23.1)	127.1	111.7	(12.1)

Service Management	45.4	53.1	17.0	117.8	128.7	9.3
Identity Management	3.5	2.1	(40.0)	6.3	6.7	6.3

Total license revenues	$161.0	$135.0	(16.1)%	$393.8	$366.2	(7.0)%

Product Line Maintenance Revenues

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2004	2005	% Change	2004	2005	% Change
	(In millions)			(In millions)
Mainframe Management:
Mainframe Data Management	$54.8	$62.1	13.3%	$167.2	$183.8	9.9%
MAINVIEW	19.1	20.2	5.8	59.6	59.8	0.3

	73.9	82.3	11.4	226.8	243.6	7.4

Distributed Systems Management:
PATROL	36.5	37.7	3.3	109.1	109.8	0.6
Distributed Systems Data Management	11.0	10.5	(4.5)	32.5	32.4	(0.3)
Scheduling and Output Management	20.4	23.4	14.7	64.0	69.0	7.8

	67.9	71.6	5.4	205.6	211.2	2.7

Service Management	56.6	65.4	15.5	163.2	190.6	16.8
Identity Management	3.8	4.9	28.9	11.3	13.9	23.0

Total maintenance revenues	$202.2	$224.2	10.9%	$606.9	$659.3	8.6%

Total Product Line Revenues

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2004	2005	% Change	2004	2005	% Change
	(In millions)			(In millions)
Mainframe Management:
Mainframe Data Management	$99.8	$92.9	(6.9)%	$275.5	$273.8	(0.6)%
MAINVIEW	34.7	29.6	(14.7)	93.9	88.9	(5.3)

	134.5	122.5	(8.9)	369.4	362.7	(1.8)

Distributed Systems Management:
PATROL	62.9	58.1	(7.6)	173.2	169.9	(1.9)
Distributed Systems Data Management	18.8	15.6	(17.0)	57.2	46.6	(18.5)
Scheduling and Output Management	37.7	37.5	(0.5)	102.3	106.4	4.0

	119.4	111.2	(6.9)	332.7	322.9	(2.9)

Service Management	102.0	118.5	16.2	281.0	319.3	13.6
Identity Management	7.3	7.0	(4.1)	17.6	20.6	17.0

Total product line revenues	$363.2	$359.2	(1.1)%	$1,000.7	$1,025.5	2.5%

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
     Mainframe Management license revenues represented 29.8%, or $40.2 million, and 32.5%, or $119.1 million, of our total license revenues for the quarter and nine months ended December 31, 2005, compared to 37.6%, or $60.6 million, and 36.2%, or $142.6 million, for the quarter and nine months ended December 31, 2004, respectively. For the quarter ended December 31, 2005, Mainframe Management license revenues decreased 33.7%, or $20.4 million, from the comparable prior year period due to a decrease in Mainframe Management license transactions, caused primarily by a much larger percentage of the transactions over $1 million recognized upfront in the prior year. For the nine months ended December 31, 2005, Mainframe Management license revenues decreased 16.5%, or $23.5 million, primarily attributed to the revenue recognized upfront during the prior year’s third quarter. Mainframe Management maintenance revenues represented 36.7%, or $82.3 million, and 36.9%, or $243.6 million, of our total maintenance revenues for the quarter and nine months ended December 31, 2005, compared to 36.5%, or $73.9 million, and

37.4%, or $226.8 million, for the quarter and nine months ended December 31, 2004, respectively. Total maintenance revenues for Mainframe Management increased 11.4% in the quarter and 7.4% for the nine months ended December 31, 2005 compared to the same periods in the prior year due to our installed base of mainframe customers, partially offset by the decline in annual transactions closed.
     Distributed Systems Management license revenues represented 29.3%, or $39.6 million, and 30.5%, or $111.7 million, of our total license revenues for the quarter and nine months ended December 31, 2005, respectively, compared to 32.0%, or $51.5 million, and 32.2%, or $127.1 million, for the quarter and nine months ended December 31, 2004, respectively. Total license revenues for this group decreased 23.1% and 12.1% for the quarter and nine months ended December 31, 2005 from the same period in the prior year, primarily as a result of a decrease in license transactions year over year. Distributed Systems Management maintenance revenues represented 31.9%, or $71.6 million of our total maintenance revenues for the quarter and 32.0%, or $211.2 million, for the nine months ended December 31, 2005, compared to 33.6%, or $67.9 million, and 33.9%, or $205.6 million, for the quarter and nine months ended December 31, 2004, respectively. Total maintenance revenues for this group increased 5.4% and 2.7% for the quarter and nine months ended December 31, 2005 from the same period in the prior year due to our installed base of distributed systems customers, partially offset by the decline in annual license transactions closed.
     Service Management license revenues represented 39.3%, or $53.1 million, and 35.1%, or $128.7 million, of our total license revenues for the quarter and nine months ended December 31, 2005, compared to 28.2%, or $45.4 million, and 29.9%, or $117.8 million, for the quarter and nine months ended December 31, 2004, respectively. Total license revenues for Service Management increased 17.0% for the quarter ended December 31, 2005, from the same periods in the prior year due to a growth in license transactions. Year to date license revenues increased 9.3% compared to the prior year due to a growth in year to date license transactions, which was negatively impacted by second quarter sales performance during the current year. Service Management maintenance revenues represented 29.2%, or $65.4 million, and 28.9%, or $190.6 million, of our total maintenance revenues for the quarter and nine months ended December 31, 2005, respectively, compared to 28.0%, or $56.6 million, and 26.9%, or $163.2 million, for the quarter and nine months ended December 31, 2004, respectively. Total Service Management maintenance revenues increased 15.5% and 16.8% for the quarter and nine months ended December 31, 2005, from the same periods in the prior year due to an increase in installed customer base as well as a high renewal rate.
     Identity Management license revenues represented 1.6%, or $2.1 million, and 1.8%, or $6.7 million, of our total license revenues for the quarter and nine months ended December 31, 2005, respectively, compared to 2.2%, or $3.5 million, and 1.6%, or $6.3 million, for the quarter and nine months ended December 31, 2004. Identity Management maintenance revenues represented 2.2%, or $4.9 million, and 2.1%, or $13.9 million, of our total maintenance revenues for the quarter and nine months ended December 31, 2005, respectively, compared to 1.9%, or $3.8 million, for the quarter and 1.9%, or $11.3 million, for the nine months ended December 31, 2004. Given the relative small size of the Identity Management business unit, any large deal in a particular period can skew the periodic growth rates for license revenue. Maintenance revenue for Identity Management has maintained a strong growth rate due to the cumulative increase in its install base as well as continued maintenance renewals.
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
     License revenues decreased 16.1% and 7.0% for the quarter and nine months ended December 31, 2005, compared to the same periods last year. The decrease in license revenue is the combined result of a decrease in total bookings and a decrease in the percentage of new license sales recognized upfront. Recognized license revenues plus the net change in deferred license revenues for the period, representing the license value of transactions completed in the period, decreased during the quarter and the nine months ended December 31, 2005 compared to the prior year periods. The number of license transactions over $1 million that closed during the quarter decreased to 19 from 25 in the prior year period, of which there was one transaction over $10 million in both periods. The total license value of these 19 transactions was $56.7 million, including amounts recognized and deferred, compared to $78.7 million for the 25 transactions in the comparable prior year period. The remaining transactions sold during this quarter compared to the same quarter in the prior year remain consistent. Of the current period transactions, the percentage of revenue recognized upfront has decreased from 65% a year ago to 51% during the quarter, which is indicative of an increase in the number of term contracts. Term contracts are time-based arrangements which allow the licensee or customer to use our software for a specified period of time. Thus, the associated value of the contract is recognized ratably over the life of the contract.

     For the quarter and nine months ended December 31, 2004 and 2005, our recognized license revenues were impacted by the changes in our deferred license revenue balance as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2005	2004	2005
		(In millions)
Deferrals of license revenue	$67.0	$83.5	$136.5	$154.7
Recognition from deferred license revenue	(36.9)	(48.1)	(108.4)	(142.1)

Net impact on recognized license revenues	$30.1	$35.4	$28.1	$12.6

Deferred license revenue balance at end of period	$380.4	$419.8	$380.4	$419.8

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
     Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenues to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenues to be recognized each quarter become more predictable as a larger percentage of those revenues come from the deferred license revenue balance. As of December 31, 2005, the deferred license revenue balance was $419.8 million and had an average remaining life of approximately three years. As additional license revenues are deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred license revenues we expect to recognize in future periods as of December 31, 2005 are as follows (in millions):

Remaining fiscal 2006	$61.5
Fiscal 2007	$169.3
Fiscal 2008 and thereafter	$189.0
Maintenance, Enhancement and Support Revenues
     Maintenance, enhancement and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance, enhancement and support enrollment generally entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems, networks, storage systems and applications. These fees are generally charged annually and are based on the discounted license list price for legacy BMC Software products and a percentage of the undiscounted license list price for Service Management and Identity Management products. Customers are generally entitled to reduced annual maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement. The majority of our maintenance revenues are generated by such long-term contracts. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related license agreement.
     Maintenance revenues can have quarterly fluctuations based on the timing of contracts, renewal rates and the number of new license contracts. Maintenance fees increase with new license and maintenance agreements and as existing customers install our products on additional processing capacity or add users. However, discounts on licensed products tend to increase for purchases with higher levels of processing capacity, so that maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. These discounts, combined with an increase in long-term maintenance contracts with reduced maintenance percentages and the number of new license contracts, excluding our Service Management products, have led to lower growth rates for our maintenance revenues.
     Maintenance revenues increased 10.9% and 8.6% for the quarter and nine months ended December 31, 2005, over the comparable prior year periods, primarily as a result of the additional maintenance revenue associated the continuing growth in the base of installed Service Management products.
     As of December 31, 2005, the deferred maintenance revenue balance was $1,119.4 million. As additional maintenance revenues are deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred maintenance revenues we expect to recognize in future periods as of December 31, 2005 are as follows (in millions):

Remaining fiscal 2006	$166.0
Fiscal 2007	$475.0
Fiscal 2008 & thereafter	$478.4
Domestic vs. International Revenues

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2004	2005	% Change	2004	2005	% Change
	(In millions)			(In millions)
License:
Domestic	$68.8	$65.2	(5.2)%	$176.8	$180.3	2.0%
International	92.2	69.8	(24.3)%	217.0	185.9	(14.3)%

Total license revenues	161.0	135.0	(16.1)%	393.8	366.2	(7.0)%

Maintenance:
Domestic	113.4	124.9	10.1%	340.2	368.0	8.2%
International	88.8	99.3	11.8%	266.7	291.3	9.2%

Total maintenance revenues	202.2	224.2	10.9%	606.9	659.3	8.6%

Professional services:
Domestic	9.9	9.5	(4.0)%	30.0	27.3	(9.0)%
International	13.7	11.6	(15.3)%	37.2	37.7	1.3%

Total professional services revenues	23.6	21.1	(10.6)%	67.2	65.0	(3.3)%

Total domestic revenues	192.1	199.6	3.9%	547.0	575.6	5.2%
Total international revenues	194.7	180.7	(7.2)%	520.9	514.9	(1.2)%

Total revenues	$386.8	$380.3	(1.7)%	$1,067.9	$1,090.5	2.1%

     Our domestic operations generated 42.7%, or $68.8 million, and 48.3%, or $65.2 million, of license revenues for the quarters ended December 31, 2004 and 2005, respectively. For the nine-month periods ended December 31, 2004 and 2005, domestic operations generated 44.9%, or $176.8 million, and 49.2%, or $180.3 million, of license revenues, respectively.
     For the quarter ended December 31, 2005, domestic license revenue decreased 5.2% compared to the same period in the prior year primarily due to a 30.1%, or $6.5 million, decline in Distributed Systems partially offset by a 24.0%, or $5.6 million, growth in Service Management which is our largest product line as well as the highest growth product line. For the nine months ended December 31, 2005, domestic license revenue increased 2.0% compared to the comparable period in the prior fiscal year due to a 9.6%, or $5.2 million, growth in Mainframe Management which is primarily attributable to several large transactions for which license revenue was recognized ratably that closed in the second quarter of fiscal 2005, thereby providing two more quarters of revenues in fiscal 2006, as well as a 17.1%, or $10.5 million, growth in Service Management, offset by a 21.0%, or $12.2 million, decline in Distributed Systems.
     International license revenues represented 57.3%, or $92.2 million, and 51.7%, or $69.8 million, of license revenues for the quarters ended December 31, 2004 and 2005. For the nine-month periods ended December 31, 2004 and 2005, international revenues represented 55.1%, or $217.0 million, and 50.8%, or $185.9 million, of license revenues, respectively. International license revenues for the quarter ended December 31, 2005 decreased 24.3% compared to the same quarter last year due to approximately $17 million of Mainframe transactions that were recognized upfront in the prior year and a 16.1%, or $4.7 million, decline in Distributed Systems Management. For the nine months ended December 31, 2005, international license revenue decreased 14.3% compared to the same period last year primarily attributed to the decrease in Mainframe Management and moderate changes across the other business units.

     Our domestic operations generated 56.1%, or $113.4 million, and 55.7%, or $124.9 million, of maintenance revenues for the quarters ended December 31, 2004 and 2005, respectively; our international operations generated 43.9%, or $88.8 million, and 44.3%, or $99.3 million, of maintenance revenues for the same periods. For the nine months ended December 31, 2004 and 2005, domestic operations generated 56.1%, or $340.2 million, and 55.8%, or $368.0 million, of maintenance revenues, respectively. For these same periods, international operations generated 43.9%, or $266.7 million, and 44.2%, or $291.3 million, of maintenance revenues, respectively. The growth rate for maintenance is consistent for the domestic and international operations.
     Foreign currency exchange rate changes, including the impact of hedging, resulted in an unfavorable impact to the growth in international license revenues of 1.5%, or $1.4 million, and 0.2%, or $0.4 million, for the quarter and nine months ended December 31, 2005, as compared to the prior year periods.
Professional Services Revenues
     Professional services revenues, representing fees from implementation, integration and education services performed during the periods, decreased 10.6% and 3.3% for the quarter and nine months ended December 31, 2005, respectively, compared to the prior year periods. Domestic professional services revenue for the quarter and nine months ended December 31, 2005 decreased 4.0% and 9.0%, respectively, and is primarily attributable to a strategic shift to focus on large, leading edge BSM implementations which will result in lower contract volume, but higher contract values in the future. International professional services revenue for the quarter decreased 15.3% and increased 1.3% for the nine months ended December 31, 2005 due to a delay in completing a number of large projects that are based on completed contract revenue recognition.
Operating Expenses
     Operating expenses for the quarter and nine months ended December 31, 2005 include exit activity costs pertaining to the FY2006 Plan as shown in the following table and described in note 6 herein.

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2004	2005	% Change	2004	2005	% Change
	(In millions)			(In millions)
Cost of license revenues	$32.1	$28.2	(12.1)%	$96.4	$94.6	(1.9)%
Cost of maintenance revenues	46.4	39.1	(15.7)%	135.5	123.4	(8.9)%
Cost of professional services	24.9	20.2	(18.9)%	68.6	64.3	(6.3)%
Selling and marketing expenses	145.7	125.5	(13.9)%	401.6	386.1	(3.9)%
Research and development expenses	53.4	55.4	3.7%	156.1	168.5	7.9%
General and administrative expenses	56.3	51.2	(9.1)%	145.9	157.4	7.9%
Settlement of litigation	—	—	—	11.3	—	(100.0)%
Acquired research and development	—	—	—	0.2	—	(100.0)%
Amortization of intangibles	5.5	8.2	49.1%	14.9	26.3	76.5%

Total operating expenses	$364.3	$327.8	(10.0)%	$1,030.5	$1,020.6	(1.0)%

     Excluding the costs associated with the exit activities and related FY2006 plan costs, as described below, total operating expenses decreased 10.0%, or $36.3 million, and 5.1%, or $52.8 million, for the three and nine month periods ended December 31 2005, compared to the prior year periods. As a result of the restructuring, we are now recognizing significant cost savings.
Exit Activities and Related Costs
FY2004 Plan
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
     As of December 31, 2005, $28.2 million of severance and facilities costs related to actions completed under the FY2004 Plan remained accrued for payment in future periods, as follows:

	Balance at			Effect of	Cash Payments,	Balance at
	March 31,		Adjustments	Exchange Rate	Net of Sublease	December 31,
	2005	Accretion	to Estimates	Changes	Income	2005
	(In millions)
Severance and related costs	$1.1	$—	$(0.1)	$(0.1)	$(0.2)	$0.7
Facilities costs	40.1	1.1	(1.8)	(0.1)	(11.8)	27.5

Total accrued	$41.2	$1.1	$(1.9)	$(0.2)	$(12.0)	$28.2

     The FY2004 Plan amounts accrued at December 31, 2005 related to facilities costs represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. We do not expect any significant additional severance or facilities charges related to the FY2004 Plan subsequent to December 31, 2005 other than potential adjustments to lease accruals based on actual subleases differing from estimates. Accretion (the increase in the present value of facilities accruals over time) and adjustments to original estimates are included in operating expenses.
FY2006 Plan
     During the first quarter ended June 30, 2005, we implemented a plan (FY2006 Plan) to reduce costs and realign resources to focus on growth areas. The FY2006 Plan included the involuntary termination of 725 employees. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. The workforce reduction has reduced selling and general and administrative expenses in product areas that are not realizing our profitability and growth goals. We do not expect any significant additional severance or facilities charges related to the FY2006 Plan subsequent to December 31, 2005. Accretion (the increase in the present value of facilities accruals over time) and adjustments to the original estimates are included in operating expenses. The net expense, with adjustments, for the quarter and nine months ended December 31, 2005 related to the FY2006 plan are as follows:

	Three Months Ended December 31, 2005
	Adjustments to Estimates
	Severance
	& Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Cost of license revenues	$—	$—	$—	$—
Cost of maintenance revenues	—	—	—	—
Cost of professional services	0.1	—	—	0.1
Selling and marketing expenses	(0.6)	—	—	(0.6)
Research and development expenses	—	—	—	—
General and administrative expenses	0.3	—	—	0.3

Total included in operating expenses	$(0.2)	$—	$—	$(0.2)

	Nine Months Ended December 31, 2005
	Initial Charge with Adjustments
	Severance
	& Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Cost of license revenues	$1.3	$—	$—	$1.3
Cost of maintenance revenues	3.0	—	—	3.0
Cost of professional services	2.8	—	—	2.8
Selling and marketing expenses	25.1	0.2	—	25.3
Research and development expenses	3.9	—	—	3.9
General and administrative expenses	5.5	0.3	0.8	6.6

Total included in operating expenses	$41.6	$0.5	$0.8	$42.9

     As of December 31, 2005, $1.7 million of severance and facilities costs related to actions completed under the FY2006 Plan remained accrued for payment in future periods, as follows:

				Effect of	Cash Payments,	Balance at
	Balance at	Charged to	Adjustments	Exchange Rate	Net of Sublease	December 31,
	March 31, 2005	Expense	to Estimates	Changes	Income	2005
	(In millions)
Severance and related costs	$—	$42.5	$(1.0)	$(0.1)	$(39.9)	$1.5
Facilities costs	—	0.6	—	—	(0.2)	0.4

Total accrued	$—	$43.1	$(1.0)	$(0.1)	$(40.1)	$1.9

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
Cost of License Revenues
     Cost of license revenues is primarily comprised of (i) the amortization of capitalized software costs for internally developed products, (ii) amortization of purchased software included in internally developed products, (iii) amortization of acquired technology for products acquired through business combinations, (iv) license-based royalties to third parties and (v) production and distribution costs for initial product licenses. For the quarters ended December 31, 2004 and 2005, the cost of license revenues represented 8.3% and 7.4% of total revenues, respectively, and 19.9% and 20.9% of license revenues, respectively. For the nine months ended December 31, 2004 and 2005, the cost of license revenues represented 9.0% and 8.7% of total revenues, respectively, and 24.5% and 25.8% of license revenues, respectively. The cost of license revenues decreased 12.1% for the quarter ended December 31, 2005 and 1.9% for the nine months ended December 31, 2005, compared to the same periods in the prior year, primarily as a result of the conclusion of amortization of certain acquired technologies as well as headcount reductions incurred during fiscal 2006 relating to the FY2006 Plan, as described in Exit Activities and Related Costs. While there has been a shift of focus from maintenance to development efforts, an increase in cost of license revenues is not seen until projects are released to market and amortization begins. The decrease in the cost of license revenues for the nine months ended December 31, 2005, is primarily as a result of headcount reductions incurred during fiscal 2006 relating to the FY2006 Plan, partially offset by the amortization of acquired technology from the acquisition of Marimba and Viadyne in the second quarter of fiscal 2005, as compared to the year earlier period.
     As discussed in note 1(f) to our audited consolidated financial statements for the year ended March 31, 2005, contained in our annual report on Form 10-K, we capitalize software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The following table summarizes the amounts capitalized and amortized during the quarter and nine months ended December 31, 2004 and 2005. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2005	2004	2005
		(In millions)
Software development and related purchased software costs capitalized	$(18.5)	$(18.1)	$(48.1)	$(43.0)
Total amortization	17.8	17.3	55.7	53.9

Net impact on operating expenses	$(0.7)	$(0.8)	$7.6	$10.9

Accelerated amortization included in total amortization above	$0.5	$—	$1.7	$0.2

Cost of Maintenance Revenues
     Cost of maintenance revenues is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the quarters ended December 31, 2004 and 2005, the cost of maintenance revenues represented 12.0% and 10.3% of total revenues, respectively, and 22.9% and 17.4% of maintenance revenues, respectively. For the nine months ended December 31, 2004 and 2005, the cost of maintenance revenues represented 12.7% and 11.3% of total revenues, respectively, and 22.3% and 18.7% of maintenance revenues, respectively. The cost of maintenance revenues decreased 15.7% and 8.9% for the quarter and nine months ended December 31, 2005, respectively, primarily as a result of decreased personnel costs relating to the FY2006 Plan as described in Exit Activities and Related Costs, and a shift in focus from maintenance to development efforts, as compared to the year earlier periods.

Cost of Professional Services
     Cost of professional services consists primarily of personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers, and the related infrastructure to support this business. For the quarters ended December 31, 2004 and 2005, the cost of professional services revenues represented 6.4% and 5.3% of total revenues, respectively For the nine months ended December 31, 2004 and 2005, the cost of professional services revenues represented 6.4% and 5.9% of total revenues, respectively The cost of professional services revenues decreased 18.9% in the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004, primarily as a result of decreased personnel costs relating to the FY2006 Plan as described in Exit Activities and Related Costs, as compared to the year earlier periods. The cost of professional services revenues decreased 6.3% for the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004, primarily as a result of lower ongoing personnel costs, partially offset by the one-time severance costs under the FY2006 Plan as described in Exit Activities and Related Costs above.
Selling and Marketing
     Our selling and marketing expenses primarily include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. For the quarters ended December 31, 2004 and 2005, selling and marketing costs represented 37.7% and 33.0% of total revenues, respectively, and decreased 13.9% from the year earlier period. This decrease is attributed to the FY2006 Plan described in Exit Activities and Related Costs. For the nine months ended December 31, 2004 and 2005, selling and marketing expenses represented 37.6% and 35.4% of total revenues, respectively, and decreased 3.9% from the year earlier period. This decrease is primarily due to lower ongoing personnel costs, partially offset by the one-time severance costs incurred early in fiscal 2006 relating to the FY2006 Plan. For the quarters and nine months ended December 31, 2004 and 2005, commission expense was impacted by the changes in our deferred commissions balance (i.e., the net impact of new commissions deferred and commissions recognized out of the deferred balance) as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2005	2004	2005
		(In millions)
Deferred Commissions — Beginning Balance	$23.1	$48.1	$14.0	$58.8
Net change in deferred commissions	16.2	0.5	25.3	$(10.2)

Deferred commissions — Ending balance	$39.3	$48.6	$39.3	$48.6

Research and Development
     Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs, telecommunications and personnel expenses necessary to maintain our data processing center. Research, development and support expenses represented 13.8% and 14.6% of total revenues for the quarters ended December 31, 2004 and 2005, respectively, and represented 14.6% and 15.5% of total revenues for the nine months ended December 31, 2004 and 2005, respectively. Research, development and support expenses increased 3.7% and 7.9% in the quarter and nine month periods ended December 31, 2005, respectively, as compared to the same periods a year earlier primarily due to a shift in focus from maintenance to development efforts, which can result in higher research and development expenses if a project is not yet eligible for capitalization.
General and Administrative
     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, IT, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects and severance pertaining to exit activities and related costs. General and administrative expenses represented 14.6% and 13.4% of total revenues in the quarters ended December 31, 2004 and 2005, and 13.7% and 14.4% for the nine months ended December 31, 2004 and 2005, respectively. These expenses decreased 9.1% for the quarter ended December 31, 2005, as compared to the quarter ended December 31, 2004 primarily due to lower professional fees, consisting of legal, accounting and consulting fees associated with our Sarbanes-Oxley Section 404 compliance, partially offset by severance costs. For the three months ended December 31, 2005 compared to the same period in the prior year, we incurred approximately $2.9 million less in third party fees associated with our initial year Sarbanes-Oxley compliance efforts. General and administrative expenses increased 7.9% for the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004 primarily due to costs relating to the FY2006 Plan as described in Exit Activities and Related Costs and severance costs incurred during the current quarter, as well as, professional fees, consisting of legal, accounting and consulting fees associated with our Sarbanes-Oxley Section 404 compliance. For the nine months ended December 31, 2005 compared to the same period in the prior year, we incurred approximately $7.7 million more of third party fees associated with our initial year Sarbanes-Oxley compliance efforts, with the majority of this increase incurred during the first quarter of fiscal 2006.
Amortization of Intangibles
     Under the purchase accounting method for acquisitions, portions of the purchase prices for our acquisitions were allocated to other intangible assets, including tradenames. Through March 31, 2005, most of our acquired tradenames were not amortized because the assets were deemed to have indefinite remaining useful lives. However, as a result of a recently initiated re-branding campaign, we changed the estimated economic useful lives, effective April 1, 2005, of acquired tradenames from indefinite to between one and two years. The carrying amount of the previously unamortized tradenames at March 31, 2005 was $25.2 million and is being amortized on a straight-line basis over the remaining estimated useful life commencing April 1, 2005. For the quarter ended December 31, 2005, the pre-tax increase in amortization expense resulting from this change in estimate was $3.5 million, partially offset by the conclusion of amortization of certain other intangibles. For the quarter ended December 31, 2005, the amortization of intangibles had a $2.9 million after-tax effect on net earnings and decreased basic and diluted earnings per share by $0.01. For the nine months ended December 31, 2005, the pre-tax increase in amortization expense resulting from this change in estimate was $9.9 million, partially offset by the conclusion of amortization of certain other intangibles. The after-tax effect of the increase in amortization expense for tradenames for the nine months ended December 31, 2005 on net earnings of $8.1 million decreased basic and diluted earnings per share by $0.04. For the quarter ended December 31, 2004, amortization of intangibles was $5.5 million, as compared to $8.2 million for the quarter ended December 31, 2005. For the nine months ended December 31, 2004, amortization of intangibles was $14.9 million, as compared to $26.3 million for the nine months ended December 31, 2005.
Other Income, Net
     Other income, net consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables, rental income on owned facilities and gains and losses on marketable securities and other investments. For the quarter and nine months ended December 31, 2005, other income, net, was $19.0 million and $56.0 million, respectively, reflecting a decrease of $8.0 million and $4.3 million from each of the same periods in the prior fiscal year. Both decreases from prior year amounts are due primarily to an $8.0 million gain realized on the sale of previously securitized finance receivables in the third quarter of fiscal 2005, with the year-to-date decline partially offset by higher interest income generated from higher average investment portfolio balances receiving higher rates.
Income Taxes
     The income tax expense for the three months and nine months ended December 31, 2004 was $13.1 million and $37.9 million, resulting in effective tax rates of 26.5% and 38.8%, respectively. The income tax expense for the three months and nine months ended December 31, 2005 was $22.8 million and $75.5 million, resulting in effective tax rates of 31.9% and 60.0%, respectively.
     Our effective tax rate and associated provision for income taxes for the three months and nine months ended December 31, 2004 and 2005 were based on our estimates of consolidated earnings before taxes for fiscal 2005 and 2006, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, estimated tax credits, estimated tax incentives and our assessment regarding the realizability of our deferred tax assets. Included in income tax expense for the nine months ended December 31, 2004, was a non-recurring accrual of approximately $11.1 million to adjust our aggregate net liabilities for income taxes, withholding taxes and income tax exposures that were found to be understated after a thorough analysis of all of our income tax accounts in the first quarter of fiscal 2005. Included in income tax expense for the nine months ended December 31, 2005, is a tax provision of approximately $36.5 million related to our adoption of a plan to repatriate approximately $717.2 million of qualified earnings under the applicable provisions of the American Jobs Creation Act of 2004, of which $625.0 million has been repatriated to date. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated.
     On December 15, 2005, the Company received a Revenue Agent’s Report (RAR) from the Internal Revenue Service (IRS) that includes various proposed adjustments to the Company’s US corporate income taxes for our fiscal years ended March 31, 2002 and 2003. We have filed a protest letter contesting the adjustments contained in the RAR and we expect to pursue additional resolution of these adjustments with the IRS Appeals Division. The proposed adjustments primarily deal with transfer pricing valuations and results between the Company and its foreign affiliates.

     On October 28, 2005, the Israeli Tax Authorities (“ITA”) issued determination of assessments (Assessments) to various Israeli affiliates of the Company that covered the 1998-2002 tax years. The Israeli affiliates filed protests of the Assessments with the ITA on December 15, 2005 and have requested a hearing to pursue resolution of these Assessments with the ITA. The proposed adjustments primarily deal with transfer pricing valuations and results between the Company and its affiliates and the deductibility of various costs that directly and indirectly relate to the acquisition of the Israeli affiliates.
     Our income tax provision includes amounts that are intended to cover taxes that are probable and estimable including amounts associated with the RAR and the Assessments. The actual resolutions of these income tax audits could lead to income tax expense or benefit that is materially different from the amounts provided for in the financial statements as presented.
Recently Issued Accounting Pronouncements
     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides guidance on evaluating other-than-temporary impairment for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method. The consensus includes a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position (FSP) No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10 — 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 until the FASB staff provides applicable implementation guidance. In July 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and issued proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final (the FASB retitled this FSP as FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and posted the FSP on November 3, 2005). The final FSP supersedes EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The final FSP replaces the guidance set forth in paragraphs 10 through 18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115. FSP FAS 115-1 and 124-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1and 124-1 shall be applied to reporting periods beginning after December 15, 2005. We do not expect the new guidance to have a material effect on our financial position or results of operations.
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
Liquidity and Capital Resources
     The financial data utilized in analyzing our liquidity and financial position is summarized in the tables below:

	Nine Months Ended
	December 31,
	2004	2005
	(In millions)
Cash flow data:
Cash provided by operating activities	$227.7	$151.7
Treasury stock acquired	70.0	286.0
Cash paid for technology acquisitions and other investments, net of cash acquired	215.8	9.0

	March 31,	December 31,
	2005	2005
	(In millions)
Balance sheet data:
Cash and cash equivalents and marketable securities	$1,283.1	$1,173.5
Trade accounts receivable, net (including current finance receivables)	343.6	297.6
Long-term trade finance receivables	126.1	95.7
Deferred revenue	1,632.3	1,565.8
Operating Activities
     The table below aggregates certain line items from our condensed consolidated statements of cash flows to present the key items affecting our cash flows from operating activities:

	Nine Months Ended
	December 31,
	2004	2005
	(In millions)
Net earnings	$59.8	$50.4
Adjustments to net earnings for items whose cash effects are investing or financing cash flows	156.5	163.4
Decrease in finance receivables	17.2	34.8
Decrease in payables to third-party financing institutions for finance receivables	(26.6)	(4.4)
Decrease in accrued exit costs	(21.9)	(11.5)
All other, net	42.7	(81.0)

Net cash provided by operating activities	$227.7	$151.7

•	The most significant components of adjustments to net earnings for items whose cash effects are investing or financing cash flows is depreciation and amortization, as follows:

	Nine Months Ended
	December 31,
	2004	2005
	(In millions)
Depreciation	$47.2	$44.3
Amortization of capitalized software development and related purchased software costs	55.7	53.9
Amortization of acquired technology	40.0	39.0
Amortization of intangible assets	14.9	26.3
Amortization of premiums (discounts) on marketable debt securities	1.9	(1.3)

Depreciation and amortization	$159.7	$162.2

For the nine months ended December 31, 2005, the increase in adjustments to net earnings for items whose cash effects are investing or financing cash flows is primarily due to the increase in amortization for the period. The increase in amortization of intangible assets is a result of a recently initiated re-branding campaign, whereby we changed the estimated economic useful lives, effective April 1, 2005, of our acquired tradenames from indefinite to between one and two years, and are reporting the change prospectively as a change in estimate. See discussion in Amortization of Intangibles above.
•	For the nine months ended December 31, 2005, the decrease in finance receivables is primarily due to cash collections and sold receivables exceeding new receivables.

•	The main component of other cash used in operating activities for the nine months ended December 31, 2005 is a decrease in deferred revenues, which does not impact total operating cash flows as the offset is in earnings.
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
Investing Activities
     The table below aggregates certain line items from our condensed consolidated statements of cash flows to present the key items affecting our cash flows from investing activities:

	Nine Months Ended
	December 31,
	2004	2005
	(In millions)
Cash paid for technology acquisitions and other investments, net of cash acquired	$(215.8)	$(9.0)
Proceeds from maturities / sales of marketable securities	286.1	200.2
Purchases of marketable securities	(188.4)	(290.2)
All other, net	(85.4)	(55.5)

Net cash used in investing activities	$(203.5)	$(154.5)

•	The primary use of cash from investing activities is the net purchases of marketable securities of $90.0 million.

•	Cash paid for technology acquisitions and other investments, net of cash acquired, for the nine months ended December 31, 2004 includes $203.4 million for our purchase of Marimba, including direct costs of the transaction.

•	The main components of other cash used in investing activities are purchases of property and equipment, primarily computer hardware and software, and software development costs capitalized.
Financing Activities
     The table below aggregates certain line items from our condensed consolidated statements of cash flows to present the key items affecting our cash flows from financing activities:

	Nine Months Ended
	December 31,
	2004	2005
	(In millions)
Treasury stock acquired	$(70.0)	$(286.0)
Payments on capital leases	(3.7)	(4.4)
Stock options exercised and other	21.8	92.9

Net cash used in financing activities	$(51.9)	$(197.5)

•	There were no borrowings during the nine months ended December 31, 2004 and 2005, and the main use of cash for financing activities was the acquisition of treasury stock. During the nine months ended December 31, 2005, approximately 14.8 million shares of treasury stock were purchased, representing a significant increase over previous quarters. We plan to continue this increased pace of treasury stock purchases, subject to market conditions, other possible uses of our cash and our domestic liquidity position.

•	The exercise of stock options was the primary source of cash from financing activities.
     The Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2004 and 2005, are included in the accompanying condensed consolidated financial statements.
Cash and Cash Equivalents and Marketable Securities
     At December 31, 2005, our cash and cash equivalents and marketable securities were $1,173.5 million, a decrease of approximately $109.6 million from March 31, 2005. This decrease is primarily the result of treasury stock purchases, purchases of property and equipment and software development costs, partially offset by cash flow generated from operating activities and proceeds from the exercise of stock options for the nine months ended December 31, 2005. Approximately 50% of the cash and cash equivalents and marketable securities at December 31, 2005 are held in international locations and was largely generated from our international operations. Our international operations have generated approximately $90.5 million of earnings for which United States income taxes have not been recorded. During the first quarter of fiscal 2006, we incurred tax expense of approximately $36.5 million related to our adoption of a plan to repatriate approximately $717.2 million of qualified international earnings under the applicable provisions of the American Jobs Creation Act of 2004, of which $625.0 million has been repatriated to date. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated.
     Our marketable securities are primarily investment grade and highly liquid. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year, and while typically yielding greater returns, investing in such securities reduces reported working capital.
Treasury Stock Purchases
     As of December 31, 2005, our Board of Directors had authorized up to $2.0 billion in stock repurchase programs ($500.0 million authorized in April 2000; subsequently increased by $500.0 million in July 2002; and an additional $1.0 billion in November 2005). During the quarter and nine months ended December 31, 2005, we purchased approximately 4.9 million and 14.8 million shares for $100.0 million and $286.0 million, respectively. From the inception of the repurchase program through December 31, 2005, we have purchased 59.4 million shares for approximately $1.1 billion. See PART II. Item 2. Issuer Purchases of Equity Securities below for a monthly detail of treasury stock purchases for the quarter ending December 31, 2005. The repurchase program is funded solely with domestic cash and marketable securities and, therefore, affects the domestic versus international liquidity balances.
     Repurchases of our common stock will occur over time through open market purchases, through unsolicited or solicited privately negotiated transactions, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder.
Contractual Obligations
     Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2005. There have been no material changes to our contractual obligations since March 31, 2005.
Acquisitions
     On August 24, 2005, the Company acquired all of the outstanding capital stock of KMXperts Inc., for an aggregate purchase price of $5.3 million in cash, including direct deal costs. KMXperts’ results have been included in the Company’s Condensed Consolidated Financial Statements since the acquisition date as part of the Service Management segment. This acquisition will strengthen our BSM-related offerings through the addition of knowledge management solutions for IT service and customer support centers.
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
Evaluation of Disclosure Controls and Procedures
     As of December 31, 2005, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weaknesses previously disclosed, which have not been completely remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls were not effective, as of the end of the period covered by this Quarterly Report. Notwithstanding this conclusion, our preparation of the financial statements for the period covered by this report, and our evaluation of disclosure controls as of the end of such period, were conducted with particular attention to the material weaknesses previously disclosed, and management continued to retain third party consultants and hire additional accounting personnel during the period to provide certain compensating controls and other assistance in areas where material weaknesses were identified. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects our financial condition, results of operations and cash flows as of and for the periods presented.
Changes in Internal Control Over Financial Reporting
     Each of the identified material weaknesses was caused, in part, by inadequate staffing of experienced, specialized accounting personnel. Therefore, our remediation activities for each material weakness included hiring additional personnel trained and experienced in the complex accounting areas of revenue recognition, revenue accounting and sales commissions accounting. The hiring of additional accounting personnel during our second and third fiscal quarters represents a change that is reasonably likely to materially affect our internal control over financial reporting. We will continue to assess the adequacy of our accounting structure and organization, both in terms of size and United States generally accepted accounting principles expertise.
     The specific remediation actions taken to date for each material weakness are described below:
1. To provide reasonable assurance that we timely and properly monitor VSOE of fair value of our maintenance and professional services, we took the following actions during the time periods indicated below:
First Quarter Fiscal 2006
•	We established a quarterly comprehensive analysis of independent sales of maintenance and professional services; and

•	We added preventive controls, including policies requiring executive level oversight of contract pricing.
     These changes are reasonably likely to materially affect our internal control over financial reporting.
Second Quarter Fiscal 2006
•	We began conducting comprehensive analyses of independent sales of maintenance and professional services on a monthly basis;

•	We increased the frequency of the monitoring by our accounting department of the independent sales and renewal rates of our maintenance and professional services from quarterly to monthly;

•	We increased our review of maintenance and professional services contracts at the time of order entry; and

•	We increased the communication between accounting and sales personnel and increased the training of our sales force regarding our revenue recognition rules.
     These changes are reasonably likely to materially affect our internal control over financial reporting. While we continued to implement and enforce these changes during our third fiscal quarter, there were no additional changes in response to this material weakness made during the third fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
2. To provide reasonable assurance that we properly monitor and analyze our deferred revenue and accurately recognize such revenue, we took the following actions during the time periods indicated below:
First Quarter Fiscal 2006
•	We improved the monitoring of deferred contracts where recognition is dependent on the occurrence of one or more events by developing direct lines of periodic communication between departments responsible for the events which drive the specific transaction’s recognition.
Second Quarter Fiscal 2006
•	We began adding detailed transactional processes to analyze current deferred contracts and properly recognize associated revenues; and

•	We initiated a review of previously deferred revenue transactions to validate data for each deferred transaction, including the basis for deferral, the basis of recognition and the term length.
     These changes are reasonably likely to materially affect our internal control over financial reporting.
Third Quarter Fiscal 2006
•	We formalized our periodic analysis and documentation of amounts deferred and recognized for the quarter.
     These changes are reasonably likely to materially affect our internal control over financial reporting.
3. To provide reasonable assurance that we properly account for sales commissions, we have taken, and plan to take, the following actions during the time periods indicated below:
First Quarter Fiscal 2006
•	We instituted consistent sales commission accounting policies to account for sales commissions on a detailed transactional basis in each region; and

•	We began performing monthly reviews of commission expenses.
     These changes are reasonably likely to materially affect our internal control over financial reporting.
Third Quarter Fiscal 2006
•	We implemented detailed transactional processes to analyze sales commissions and revenues recognized on associated transactions;

•	We instituted automated deferred commissions reporting to track sales commissions by each transaction; and

•	We instituted a formalized periodic regional and worldwide analysis of sales commissions, including amounts deferred and amounts expensed to identify trends and the reasons thereof.
     These changes are reasonably likely to materially affect our internal control over financial reporting.

Because the remedial actions we have undertaken are very recent and because they relate, in part, to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weaknesses have been eliminated.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     In January 2003, we filed a complaint against NetIQ Corporation (NetIQ) in the United States District Court of the Southern District of Texas, Houston Division, alleging that one or more of NetIQ’s software products and their use infringe a valid United States patent held by us and one or more of our trademarks. In August 2003, the Court ordered the case stayed pending arbitration. In September 2003, we filed a Statement of Claim with the American Arbitration Association asserting our claims of patent infringement, subject to our objections to the arbitration proceeding. We are seeking to enjoin NetIQ’s current and future infringement of our patent and to recover compensatory damages and enhanced damages, interest, costs and fees. In November 2003, NetIQ filed a counterclaim with the American Arbitration Association against us alleging patent infringement. We have denied that we infringe any valid claim of the NetIQ patent, which forms the basis of NetIQ’s counterclaim. In November 2004, we were awarded an interim ruling from the arbitration panel that eliminates several of NetIQ’s asserted defenses in this case. In April 2005, we amended our Statement of Claim to allege that one or more of NetIQ’s software products infringe a second valid United States patent held by us. Discovery is in the early stages, and a final hearing in the case is not expected until late calendar year 2006.
     We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A. Risk Factors
There have been no material changes to the risk factors as presented in our most recent public filing on Report Form 10-Q for the period ending September 30, 2005, dated November 9, 2005.
ITEM 2. Issuer Purchases of Equity Securities

			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
	(a) Total		Purchased as Part	Shares that May
	Number of	(b) Average	of Publicly	Yet Be Purchased
	Shared	Price Paid	Announced	Under the Program
Period	Purchased (1)	per Share (1)	Program (2)	(2) (3)
October 1-30, 2005	—	—	—	$34,443,666
November 1-30, 2005	1,890,400	$20.18	1,890,400	$996,296,228
December 1-31, 2005	3,016,600	$20.51	3,016,600	$934,420,844

Total	4,907,000	$20.38	4,907,000	$934,420,844

(1)	Includes repurchases made pursuant to the publicly announced plan in footnote (2) below and repurchases in satisfaction of tax obligations upon the lapse of restrictions on employee restricted stock grants and repurchases of shares from Directors.

(2)	In April 2000, our Board of Directors authorized a $500.0 million stock repurchase program. In July 2002, the Board of Directors increased the authorized stock repurchase program by $500.0 million. In November 2005, our Board of Directors authorized the addition of another $1 billion to the stock repurchase program. At December 31, 2005, there was approximately $ 934.4 million remaining in the stock repurchase program. This program does not have an expiration date.

(3)	Includes additional $1 billion stock repurchase authorized by the Board of Directors in November 2005.

ITEM 5. Other Information
     As previously disclosed in our proxy statement and a Current Report on Form 8-K dated May 27, 2005, the short-term incentive compensation plan for our CEO and executive officers for fiscal 2006 has three components. The first component is a quarterly incentive based on achieving certain earnings per share (“EPS”) targets. An aggregate of 25% of the annual target incentive, or 6.25% per quarter, is based on the quarterly EPS targets. The second component is an annual incentive based on achieving an annual EPS target, and 25% of the annual target incentive is based on the annual EPS target. The third component, or 50% of the annual target incentive, is based on achieving an annual corporate operating margin target. Our Compensation Committee and Board of Directors have recently revised the EPS targets for our fourth quarter and full fiscal year and have eliminated the previously established revenue threshold with respect to the annual EPS target and corporate operating margin target. In addition, if we achieve our EPS target for our fourth quarter, our executive officers will be paid an additional quarterly bonus equal to 6.25% of their annual incentive as added incentive for achieving the fourth quarter target. The actual bonus payments under the annual EPS and margin components may be less than or greater than the target amounts depending on whether and the extent to which the targets for such components are achieved.
ITEM 6. Exhibits
(a) Exhibits.
10.16	Executive Employment Agreement between BMC Software, Inc. and Denise M. Clolery.

10.17	Executive Employment Agreement between BMC Software, Inc. and Michael A. Vescuso.

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.	By:	/s/ Robert E. Beauchamp

Robert E. Beauchamp
February 9, 2006		President and Chief Executive Officer

	By:	/s/ Stephen B. Solcher

Stephen B. Solcher
February 9, 2006		Chief Financial Officer

EXHIBIT INDEX
10.16	Executive Employment Agreement between BMC Software, Inc. and Denise M. Clolery.

10.17	Executive Employment Agreement between BMC Software, Inc. and Michael A. Vescuso.

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchanges Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.