Form 10-K
period 2006-03-31
BMC SOFTWARE INC
filed 2006-06-14
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-16393

BMC Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2126120
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2101 CityWest Boulevard	77042-2827
Houston, Texas	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(713) 918-8800
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☑       No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
     Yes ☐       No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐      No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,562,148,000 as of September 30, 2005 based upon the closing sale price on the New York Stock Exchange reported such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
     As of June 5, 2006, there were outstanding 205,556,476 shares of common stock, par value $.01, of the registrant.
Documents Incorporated by Reference

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this Report, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled Risk Factors. You should also carefully review the cautionary statements described in the other documents we file from time to time with the Securities and Exchange Commission (SEC), specifically all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Information contained on our website is not part of this Report.

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
     We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings and all related amendments are available free of charge at our website at http://www.bmc.com/investors. We will post all of our SEC documents to our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our corporate governance guidelines and charters of key Board of Directors committees are also available on our website, as is our Professional Conduct Policy and Code of Ethics, as amended from time to time. Printed copies of each of these documents are available to stockholders upon request by contacting our investor relations department at (800) 841-2031 ext. 4525 or via email at investor@bmc.com.
Strategy
     BMC Software’s strategy is to provide software solutions that drive business value through better management of technology and IT processes. Our solutions enable our customers to reliably and cost effectively align the technologies they use with the objectives of the customers they support. Essentially, we help our customers better serve their customers. BMC Software was the first major enterprise software provider to focus on business service management (BSM), which we consider to be the most effective approach for managing IT from the perspective of the business. BSM resonates with customers, and we have been recognized for leadership in this area by industry analysts. We strive to keep our suite of solutions more comprehensive so that we can help our customers manage diverse infrastructure configurations and unify IT process silos, and be more innovative so that we can help our customers stay ahead of their competition.
     Helping our customers align their IT infrastructure and operations with the needs of their business requires a robust structure that can be adopted universally and incrementally. To accomplish this, we focus on eight solution areas that are proven paths for BSM implementation. Focusing on these eight BSM Routes to Value, we work with customers, partners and systems integrators to solve critical IT and business alignment issues. BSM Routes to Value include Incident and Problem Management, Asset Management and Discovery, Identity Management, Service Impact and Event Management, Service Level Management, Capacity Management and Provisioning, Infrastructure and Application Management and Change and Configuration Management. Underlying these solutions is a family of enabling technologies called BMC Atrium that provide a shared view of how IT supports business priorities. One of the key components of BMC Atrium is the BMC Atrium Configuration Management Database (CMDB), which was initially released in January 2005. The BMC Atrium CMDB is an open-architected, intelligent data repository that provides greater alignment of disparate IT functions to common business priorities with accurate, pervasive, and business-aware visibility into the dependencies between business processes, users, and IT infrastructure. It ensures a consistent approach to maintaining IT processes, such as incident, problem, change, configuration, asset, and service impact management.
     A critical element of our strategy is to provide best practices for each of our key solution areas. To do this, we have increased our investment in delivering thought leadership and consultative services, including education, as part of our solution delivery approach. One of our key areas of focus is providing best practices consistent with the IT Infrastructure Library (ITIL). ITIL is the most widely adopted IT-related best practice framework and is now an ISO standard. BMC Software has broadly trained our customer-facing organizations on ITIL best practices and provides education and certification to customers and partners through the BMC Business School. In response to customer needs, we are investing in, developing and marketing solutions that address the challenges of audit and regulatory compliance affecting the IT organization. Our BSM Routes to Value support IT Infrastructure Library best practices and assist in addressing issues around compliance.
     BMC Software’s competitive strength is our ability to offer a broad set of innovative and integrated solutions to the market that deliver IT and business alignment. During the past year, we strengthened our BSM offerings through acquisitions and internal development. In August 2005, the Company acquired KMXperts, a leader in knowledge management solutions for IT service and customer support centers. This acquisition builds upon the market share leadership position in service desk software held by BMC Software. KMXperts strengthens BMC Software offerings with a full-featured knowledge management solution that dramatically improves efficiencies for both internal and external service desks. In February 2006, BMC Software announced the introduction of BMC Transaction Management solutions. BMC Transaction Management is a family of solutions that empowers IT to deliver improved business services by profiling the performance of business transactions across the enterprise. These products provide a multi-dimensional view of business transactions, both synthetic and real, across the enterprise that integrates and automates problem isolation and resolution. IT staff can simultaneously understand the true end-user experience and see the components involved in end-to-end transaction service delivery – so they can identify, analyze, and resolve problems that affect transactions before they impact critical business services. In May 2006, the Company completed its acquisition of Identify Software Ltd, a leading global provider of application problem resolution (APR) software.. The addition of Identify’s solutions to BMC’s transaction management strategy provides customers with deep application and problem resolution capabilities, enabling them to pinpoint the cause of transaction breakdowns. Identify’s solutions have demonstrated clear and consistent customer ROI and time-to-value savings by increasing application availability and significantly reducing the cost of problem resolutions. Through these acquisitions and development efforts, we provide our customers more complete solutions that dramatically lessen their integration and support costs and accelerate time to value. Our acquisitions are discussed in more detail under Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Products
     During fiscal 2006, we managed our business along the following broad product categories: Mainframe Management, Distributed Systems Management, Service Management and Identity Management. For financial information related to these product categories, see Note 10 to the accompanying Consolidated Financial Statements.
    Mainframe Management
     Our Mainframe Management solutions provide intelligent automated tools that not only optimize the availability and throughput of customers’ mainframe environments, but also enable our customers to effectively exploit this technology to meet their business needs. The Mainframe Management segment includes our MAINVIEW® solutions, which manage, automate and optimize the depth and breadth of z/OS, DB2, CICS, IMS, Linux, middleware, the Web and storage. This segment also includes our industry-leading SmartDBA® solutions that manage and recover DB2 and IMS databases and our job scheduling products. Our Mainframe Management solutions contributed approximately 39%, 35% and 34% of our license revenues in fiscal 2004, 2005 and 2006, respectively.
    Distributed Systems Management
     Our Distributed Systems Management solutions include our BMC Performance Manager and PATROL® solutions that manage IT infrastructure in distributed computing environments; our SmartDBA solutions that manage Oracle, DB2 UDB, MS SQL Server and Sybase databases; our job scheduling and output management products; our applications management solutions that manage SAP and Siebel environments; and our Enterprise Performance Assurance® solutions that optimize system performance and capacity planning. Our Distributed Systems Management solutions contributed approximately 37%, 33% and 30% of our license revenues in fiscal 2004, 2005 and 2006, respectively.

    Service Management
     Our Service Management solutions enable customers to ensure IT service levels and to discover, understand, model, respond to and track IT system problems and business services failures. The Service Management segment includes Service Delivery Management, Service Impact Management, IT Service Management for the Enterprise, IT Service Support for the Small & Mid-sized Business, IT Service Management for Outsourcers, IT Discovery and Software Configuration Management. Our Service Management solutions contributed approximately 22%, 30%, and 34% of our license revenues in fiscal 2004, 2005, and 2006, respectively, including the impact of the Magic and Marimba acquisitions.
    Identity Management
          Our Identity Management solutions manage identities and access requirements to strengthen the overall security of our customers’ IT systems and improve their ability to meet regulatory compliance requirements. The BMC Software Identity Management suite is comprised of proven, scalable, integrated products to facilitate enterprise directory management and visualization, web access control, user administration and provisioning, password management and audit and compliance management. Our customers rely on BMC Software Identity Management solutions in some of the largest, most complex and challenging environments. This segment contributed approximately 2% of our license revenues in each of fiscal 2004, 2005 and 2006.
    Business Segment Reorganization
     We will restructure our organization during fiscal 2007 in order to improve our execution and customer focus and align our resources and product development efforts to meet the demands of the dynamic markets we serve. The new business segments will be Mainframe Service Management (MSM) and Enterprise Service Management (ESM).
     The MSM segment consists of the current Mainframe Management segment and our enterprise job scheduling and output management product lines. ESM segment will include our Service Management and Identity Management business, our Distributed Systems Management and BMC Performance Manager product lines and our new Transaction Management product line established as a result of our acquisition of Identify Software announced in March 2006 and closed in May 2006.
     Because the segment restructuring will not become effective until after fiscal 2006, the descriptions of our business and the financial reporting of our segments in this report will be based on the segments as in effect during fiscal 2006.
Sales and Marketing
     We market and sell our products in most major world markets directly through our sales force and indirectly through channel partners, including resellers, distributors and systems integrators. Our sales force includes an inside sales division which provides a channel for additional sales to existing customers and expanding our customer base.
International Operations
     Approximately 48%, 48% and 47% of our total revenues in fiscal 2004, 2005 and 2006, respectively, were derived from business outside the United States. Revenues from our foreign subsidiaries are typically denominated in local currencies, as are operating expenses incurred in these locales. To date, we have not had any material foreign currency exchange gains or losses. For a discussion of our currency hedging program and the impact of currency fluctuations on international license revenues, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Domestic vs. International Revenues; Quantitative and Qualitative Disclosures about Market Risk and Note 1(g) to the accompanying Consolidated Financial Statements. We have not experienced difficulties in exporting our products, but no assurances can be given that such difficulties will not occur in the future. For additional financial information regarding our domestic and international operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenues and Note 10 to the accompanying Consolidated Financial Statements.

     We are a global company conducting sales, sales support, product development and support, marketing and product distribution services from numerous international offices. In addition to our sales offices located in major economic centers around the world, we also conduct development activities in Israel, India, France and Belgium, as well as in small offices in other locations. We plan to continue to look for opportunities to efficiently expand our operations in international locations that offer highly talented resources as a way to maximize our global competitiveness. For a discussion of various unusual risks associated with our global operations and investments, see Risk Factors related to global operations.
Maintenance, Enhancement and Support Services
     Revenues from providing maintenance, enhancement and support services (collectively, maintenance) comprised 53%, 56% and 59% of our total revenues in fiscal 2004, 2005 and 2006, respectively. Payment of maintenance, enhancement and support fees generally entitle a customer to telephone and Internet support and problem resolution services. This includes the following: proactive notification, electronic support requests, a resolution database, and enhanced versions of products released during the maintenance period, including new versions necessary to run with the most current releases of the operating systems, databases and other software supported by our products. Such maintenance fees are an important source of recurring revenue, and we invest significant resources to provide maintenance services and new product versions. Customers continue to enroll in our maintenance, enhancement and support program because they require forward compatibility and enhanced product features when they install new versions of the operating systems, databases and other software supported by our products. Our customers also value the immediate problem resolution provided because they use our products to manage their business-critical IT systems.
Professional Services
     Our professional services group consists of a worldwide team of experienced software consultants who provide implementation, integration and education services related to our products. By easing the implementation of our products, these services help our customers accelerate the time to value. By improving the overall customer experience, these services also drive future software license transactions with customers. Professional services contributed approximately 6% of our total revenues in fiscal 2004, 2005 and 2006.
Product Pricing and Licensing
     Our software solutions are licensed under multiple license types using a variety of business metrics. We have historically licensed our software primarily on a perpetual basis; however, we also provide customers the right to use our software for a defined period of time, which is referred to as a term contract. Under a term contract, the customer receives the license rights to use the software, combined with the related maintenance, enhancement and support services, for the term of the contract. Some of our more common perpetual licensing models are as follows:
•	Enterprise license — a license to use one or more products across a customer’s enterprise, usually subject to capacity limits. Capacity can be measured in many ways, including mainframe computing capacity, number of servers, number of users or number of gigabytes, among others. Additional license fee prices are specified in the enterprise license agreement and are typically paid on an annual basis in the event a customer exceeds agreed capacity.

•	Capacity license — a license to use one or more products up to a specific license capacity. To use the products on additional capacity in excess of the original license, additional license fees would have to be agreed to as part of another license transaction.
     For a discussion of our revenue recognition policies and the impact of our licensing models on revenue, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and — Product License Revenues and Note 1(i) to the accompanying Consolidated Financial Statements.
     We provide extended payment terms for our products and services available for qualifying transactions. By providing such financing, we allow our customers to better manage their IT expenditures and cash flows. Our financing program is discussed in further detail below under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
Research and Development
     In fiscal 2004, 2005 and 2006, research and development expenses represented 18%, 15% and 14% of our total revenues, respectively. These costs relate primarily to the compensation of research and development personnel for the work they perform before products reach the point of technological feasibility. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. Our expenditures on research and development activities in the last three fiscal years are discussed below under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development.
     We conduct research and development activities in Houston and Austin, Texas, Waltham, Massachusetts, Sunnyvale, California, Clearwater, Florida, Israel, India, France and Belgium, as well as in small offices in other locations around the world. Product manufacturing and distribution is based in Houston, Texas, with European manufacturing and distribution based in Dublin, Ireland.
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
Competition
     The enterprise management software business is highly competitive. Our largest competitors are IBM, CA, Inc. (CA) and Hewlett Packard (HP). In addition, there are numerous independent software companies that compete with one or more of our software solutions. Although we believe we are uniquely positioned to offer BSM solutions to customers, several of our major competitors have begun to market BSM-like solutions, and we anticipate continued competition in the BSM marketplace. Although no company competes with us across our entire software solution line, we consider at least 100 firms to be directly competitive with one or more of our enterprise software solutions. Some of these companies have substantially larger operations than ours in the specific markets in which we compete. In addition, the software industry is experiencing continued consolidation.
     We anticipate that because we provide enterprise management solutions across multiple platforms we are better positioned to provide customers with comprehensive management solutions for their complex multi-vendor IT environments than integrated hardware and software companies like IBM and HP.
     As a large hardware vendor and outsourcer of IT services, IBM has the ability to bundle software with its other goods and services and offer packaged solutions to customers, which could result in increased pricing pressure. Over the past few years, IBM has invested resources in the mainframe management market. They have acquired mainframe independent software vendors such as Candle Corporation and Isogon Corporation to expand their mainframe management capabilities. Additionally, IBM has enhanced and increased the marketing of its utilities for IMS and DB2 as lower cost alternatives to the solutions provided by us and other independent software vendors. IBM also competes with us in the distributed management markets, where it has acquired multiple independent software vendors in the past year, including Collation and Micromuse.
As a large hardware vendor and outsourcer of IT services, HP has the ability to bundle software with its other goods and services and offer packaged solutions to customers, which could result in increased pricing pressure. HP has acquired multiple companies (e.g., Peregrine, Trustgenix, and Novadigm) over the past two years that have filled in gaps in its portfolio, allowing HP to compete with many of our solutions in the Distributed Systems Management, Service Management and Identity Management product groups. If HP manages to rationalize its overlapping product portfolio and deliver an integrated set of products, HP may be able to deliver a more competitive solution in the BSM market.

     We anticipate that the key criteria considered by potential purchasers of our products are as follows: operational advantages and cost savings provided; expected return on investment; product quality and capability; product price and the terms on which the product is licensed; ease of integration of the product with the purchaser’s existing systems; ease of product installation and use; and quality of support and product documentation. Because potential purchasers of our products typically acquire such software to manage critical IT systems, they often consider the market experience and financial health of the vendor in making their purchasing decision.
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
Intellectual Property
     We distribute our products in object code form and rely upon contract, trade secret, copyright and patent laws to protect our intellectual property. The license agreements under which customers use our products restrict the customer’s use to its own operations and prohibit disclosure to third parties. We distribute certain of our products on a shrink-wrap basis, and the enforceability of such restrictions in a shrink-wrap license is unproven in certain jurisdictions. Also, notwithstanding these restrictions, it is possible for other persons to obtain copies of our products in object code form. We expect that obtaining such copies would have limited value without access to the product’s source code, which we keep highly confidential. In addition, we employ protective measures such as CPU dependent passwords, expiring passwords and time-based trials.
Employees
     As of March 31, 2006, we had approximately 6,200 full-time employees. We expect that our continued success will depend in part on our ability to attract and retain highly skilled technical, sales, marketing and management personnel.
ITEM 1A. Risk Factors
     We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of the risks and uncertainties that we anticipate may adversely affect our business, financial condition or results of operations and are not necessarily listed in terms of their importance or level of risk.
We may announce lower than expected revenues, license bookings or earnings, which could cause our stock price to decline.
     Our revenues, license bookings and earnings are difficult to forecast and are likely to fluctuate from quarter to quarter due to many factors. A significant proportion of our license transactions is completed during the final weeks and days of each quarter, and therefore we generally do not know whether revenues, license bookings and/or earnings will have met expectations until shortly after the end of the quarter. Any significant shortfall in revenues, license bookings or earnings or lowered expectations could cause our stock price to decline substantially. Factors that could affect our financial results include, but are not limited to:
•	the unpredictability of the timing and magnitude of our sales through direct sales channels, value-added resellers and distributors, which tend to occur late in each quarter;

•	the possibility that our customers may choose to license our software under terms and conditions that require revenues to be deferred or recognized ratably over time rather than upfront and that we may not accurately forecast the resulting mix of license transactions between upfront and deferred revenues;

•	the possibility that our customers may defer or limit purchases as a result of reduced information technology budgets or reduced data processing capacity demand;

•	our ability to adapt our solutions to customers’ needs in a market space defined by constant technological change;

•	the possibility that our customers may elect not to license our products for additional processing capacity until their actual processing capacity or expected future processing capacity exceeds the capacity they have already licensed from us;

•	the possibility that our customers may defer purchases of our products in anticipation of new products or product updates from us or our competitors;

•	the timing of new product introductions by us and the market’s acceptance of new products;

•	higher than expected operating expenses;

•	changes in our pricing and distribution terms and/or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of significant external events that increase global economic uncertainty.
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
Our restructuring efforts may strain our management, administrative, operational and financial infrastructure
     We are focused on increasing our operating margins. To this end, we have undertaken restructurings over the past several years involving significant reductions in our workforce, relocation of job functions to overseas locations and changes to our organizational structure. We believe our recent restructurings are the result of extraordinary circumstances in the software industry and are the right-sizing of the software industry following the broader technology industry downturn beginning in 2000. In the future, we will continue to make organizational changes aimed at improving our operating margins and driving operating efficiencies. Some of these changes may result in additional workforce reductions or rebalancing actions in the future. These efforts place a strain on our management, administrative, technical, operational and financial infrastructure. Our ability to manage our complex, global operations while reducing operating costs requires us to continue to improve our product development, our operational, financial and management controls and our reporting systems and procedures. There can be no guarantees that we will be successful in achieving our profitability targets in any future quarterly or annual period. In addition, with any reduction in workforce there is a risk that we will not be able to retain and effectively manage our remaining employees which could increase our costs, hinder our development efforts, impact the quality of our products, delay the delivery of new products or product updates and adversely affect our customer service.
The software industry includes large, powerful multi-line and small, agile single-line competitors.
     Some of our largest competitors, including International Business Machines Corp (IBM), CA, Inc. (CA) and Hewlett-Packard Company (HP) have significant scale advantages. With scale comes a large installed base of customers in particular market niches, as well as the ability to develop and market software competitive with ours. Some of these competitors can also bundle hardware, software, and services together, which is a disadvantage for us since we do not provide hardware and have fewer services offerings. Competitive products are also offered by numerous independent software companies that specialize in specific aspects of the highly fragmented software industry. Some, like Microsoft Corporation (Microsoft), Oracle Corporation (Oracle), and SAP Aktiengesellschaft (SAP), are the leading developers and vendors in their specialized markets. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with those offered by us. As the software industry consolidates generally, it is possible that storage and security vendors such as EMC Corporation (EMC) and Symantec Corporation (Symantec) will enter the systems management market. Additionally, many customers historically have developed their own products that compete with those offered by us. Competition from any of these sources can result in price reductions or displacement of our products, which could have a material adverse effect on our business, financial condition, operating results, and cash flows.
Industry consolidation could affect prices or demand for our products.
     The IT industry and the market for our systems management products are very competitive due to a variety of factors. As the enterprise systems software market matures, it is consolidating. This trend could create opportunities for larger software companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. We expect this trend towards consolidation to continue as companies attempt to maintain or extend their market and competitive positions in the rapidly changing software industry and as companies are acquired or are unable to continue operations. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results due to lengthening of the customer evaluation process and/or loss of business to these stronger competitors, which may materially and adversely affect our business, financial condition or results of operations.
Our products must remain compatible with ever-changing operating and database environments.
     IBM, HP, Microsoft and Oracle are by far the largest suppliers of systems and database software and, in many cases, are the manufacturers of the computer hardware systems used by most of our customers. Historically, operating and database system developers have modified or introduced new operating systems, database systems, systems software and computer hardware. Such new products could incorporate features which perform functions currently performed by our products or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. We have generally been able to adapt our products and our business to changes introduced by hardware manufacturers and operating and database system software developers. However, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition and operating results.
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
     Certain of our software products contain components developed and maintained by third-party software vendors. We expect that we may have to incorporate software from third-party vendors in our future products. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated, or if our relationship with the third-party vendor terminates. Although we expect there are adequate alternate sources for the technology licensed to us, any significant interruption in the availability of these third-party software products on commercially acceptable terms or defects in these products could delay development of future products or enhancement of future products and harm our revenues.
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
     The percentage of our revenues from sales of our products and services through distribution channels such as systems integrators and value-added resellers is increasing. Conducting business through indirect distribution channels presents a number of risks, including:
•	our systems integrators and value-added resellers can cease marketing our products and services with limited or no notice and with little or no penalty;

•	we may not be able to replace existing or recruit additional systems integrators or value-added resellers if we lose any of our existing ones;

•	our existing systems integrators and value-added resellers may not be able to effectively sell new products and services that we may introduce;

•	we do not have direct control over the business practices adopted by our systems integrators and value-added resellers;

•	our systems integrators and value-added resellers may also offer competitive products and services and as such, may not give priority to the marketing of our products and services as compared to our competitors’ products; and

•	we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities.
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
     We review and modify our compensation plans for the sales organization periodically. As in most years, we have made significant changes for fiscal 2007. These plans are intended to align with our business objectives of providing customer flexibility and satisfaction. The compensation plans may encourage unanticipated or unintended behavior which could adversely affect our business, financial condition, operating results and/or cash flows. Changes to our sales compensation plan could also make it difficult for us to attract and retain top sales talent.
Risks related to business combinations.
     As part of our overall strategy, we have acquired or invested in, and likely will continue to acquire or invest in, complementary companies, products, and technologies. Risks commonly encountered in such transactions include: the difficulty of assimilating the operations and personnel of the combined companies; the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies; the potential disruption of our ongoing business; the inability to retain key technical, sales and managerial personnel; the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses; the risk that revenues from acquired companies, products and technologies do not meet our expectations; and decreases in reported earnings as a result of charges for in-process research and development and amortization of acquired intangible assets.
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
     Risks related to global operations.
     We are a global company with research and development sites and sales offices around the world. As a result, we face risks from operating as a global concern, including, among others:
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
     We maintain a significant presence in India, conducting software development and support and IT and certain financial operations. To date, the dispute between India and Pakistan involving the Kashmir region has not adversely affected our operations in India. Should we be unable to conduct operations in India in the future, we expect that our business could be temporarily adversely affected. As the software and technology labor market in India has developed at a rapid pace, with many multi-national companies competing for talent, there is a risk that wage and attrition rates will rise faster than we have anticipated, which could lead to operational issues.
     We conduct substantial development and marketing operations in multiple locations in Israel and, accordingly, we are directly affected by economic, political and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could materially adversely affect our business, operating results and financial condition. We maintain comprehensive contingency and business continuity plans for our local operations, and to date, the current dispute in the India — Pakistan region and hostilities within Israel have not caused disruption of our operations.
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
We have identified a material weakness in our disclosure controls and procedures and our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on our business.
     Management, through documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, has concluded that our disclosure controls and procedures and our internal control over financial reporting had a material weakness as of March 31, 2006. In response to this material weakness in our internal control over financial reporting, we are implementing, and may be required to further implement, additional controls and procedures. Furthermore, we intend to continue improving our internal control over financial reporting, and the implementation and testing of these continued improvements could result in increased cost and could divert management attention away from operating our business.
     In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals further material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period, or if we continue to experience material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price and potentially subject us to litigation.
If the carrying value of our long-lived assets were not recoverable, recognition of an impairment loss would be required, which would adversely affect our financial results.
     We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired or periodically as required by generally accepted accounting principles. In addition, the realizability of acquired technology and capitalized software development costs is evaluated quarterly, and goodwill and intangible assets with indefinite lives are evaluated annually for impairment in the fourth quarter of each fiscal year, regardless of events and circumstances. The reader should be aware that in the continuing process of evaluating the recoverability of the carrying amount of our long-lived assets, there is the possibility that we could identify a substantial impairment, which could adversely affect our financial results.
Expensing of share-based compensation will reduce our reported earnings and could adversely affect our ability to attract and retain key personnel.
     We have historically used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. In accounting for our stock option grants using the intrinsic value method under the provisions of APB Opinion No. 25, we have generally recognized no compensation cost because the exercise price of options granted has generally been equal to the market value of our common stock on the date of grant. The FASB has revised United States generally accepted accounting principles such that we will be required to record charges to earnings for employee stock option grants beginning April 1, 2006, which will negatively impact our earnings. The full impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. In addition, the New York Stock Exchange rule requiring stockholder approval for all stock option plans could make it more difficult for us to adopt plans to grant options to employees in the future. Like other companies, we have reviewed our equity compensation strategy in light of the current regulatory and competitive environment and have decided to reduce the number of employees who receive share-based compensation. As a result, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, and such difficulty could materially adversely affect our business.
Interpretations of existing accounting pronouncements could adversely affect our financial results.
     On April 1, 1998 and 1999, we adopted AICPA SOP 97-2, “Software Revenue Recognition,” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (collectively, SOPs), respectively. The adoption of these standards did not have a material impact on our financial position or operating results. Based on our reading and interpretation of these SOPs, we expect that our current sales contract terms and business arrangements have been properly reported. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our financial condition and operating results.
ITEM 1B. Unresolved Staff Comments
     None.
ITEM 2. Properties
     As of March 31, 2006, our headquarters and principal marketing and product development operations are located in Houston, Texas, where we own four office buildings totaling approximately 1,473,000 square feet, of which we occupy approximately 42%. We lease a portion of the remaining space to third parties. We also maintain development and sales organizations in various locations around the world where we lease the necessary facilities. A summary of our principal leased properties currently in use is as follows:

Location	Area (sq. ft)	Lease Expiration
Austin, Texas	192,258	December 31, 2013
Tel Aviv, Israel	166,513	August 1, 2012
Sunnyvale, California	120,000	April 30, 2009
Pune, India	116,930	September 30, 2014
Pleasanton, California	77,866	October 31, 2013
Milan, Italy	30,289	January 31, 2012
Suresnes, France	52,305	October 31, 2008
Amsterdam, The Netherlands	51,968	June 30, 2010
Waltham, Massachusetts	50,572	August 31, 2009
     On June 6, 2006, we entered into an agreement to sell the four office buildings and adjacent land at our headquarters in Houston. In connection with the sale of the buildings, we will enter into lease agreements for our currently occupied space for a term of 15 years with options to renew for up to an additional 20 years at market rates. The transaction is expected to close in June.
ITEM 3. Legal Proceedings
     In January 2003, we filed a complaint against NetIQ Corporation (NetIQ) in the United States District Court of the Southern District of Texas, Houston Division, alleging that one or more of NetIQ’s software products and their use infringe a valid U.S. patent held by us and one or more of our trademarks. In August 2003, the Court ordered the case stayed pending arbitration. In September 2003, we filed a Statement of Claim with the American Arbitration Association asserting our claims of patent infringement, subject to our objections to the arbitration proceeding. We are seeking to enjoin NetIQ’s current and future infringement of our patent and to recover compensatory damages and enhanced damages, interest, costs and fees. In November 2003, NetIQ filed a counterclaim with the American Arbitration Association against us alleging patent infringement. We have denied that we infringe any valid claim of the NetIQ patent, which forms the basis of NetIQ’s counterclaim. In November 2004, we were awarded an interim ruling from the arbitration panel that eliminates several of NetIQ’s asserted defenses in this case. In April 2005, we amended our Statement of Claim to allege that one or more of NetIQ’s software products infringe a second valid U.S. patent held by us. A final hearing in the case is not expected before calendar year 2007.
     We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed on the New York Stock Exchange and trades under the symbol BMC. On June 5, 2006, there were 1,166 holders of record of our common stock.
     The following table sets forth the high and low intra-day sales prices per share of common stock for the periods indicated:

	Price Range of
	Common Stock
	High	Low
FISCAL 2005
First Quarter	$20.55	$16.32
Second Quarter	18.60	13.70
Third Quarter	20.00	15.85
Fourth Quarter	18.79	14.44

	Price Range of
	Common Stock
	High	Low
FISCAL 2006
First Quarter	$18.48	$14.51
Second Quarter	21.68	17.80
Third Quarter	21.32	18.50
Fourth Quarter	23.85	20.51
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
ISSUER PURCHASES OF EQUITY SECURITIES

					Approximate Dollar
			Total Number of Shares	Total Dollar Value of	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	Shares Purchased as Part	may yet be
	Shares	Paid per	Publicly Announced	of a Publicly Announced	Purchased Under
Period	Purchased(1)	Share	Program(2)	Program(2)	the Program(2)
January 1-31, 2006	$—	$—	$—	$—	$934,420,844
February 1-28, 2006	1,602,122	22.01	1,602,000	35,267,328	$899,153,516
March 1-31, 2006	4,056,700	22.12	4,056,700	89,727,128	$809,426,388
Total	5,658,822	22.09	5,658,700	124,994,456	$809,426,388

(1)	Includes repurchases made pursuant to the publicly announced plan in (2) below and repurchases in satisfaction of tax obligations upon the lapse of restrictions on employee restricted stock grants.

(2)	Our Board of Directors has authorized a $2.0 billion stock repurchase program ($500.0 million authorized in April 2000, $500.0 million in July 2002 and $1.0 billion authorized in November 2005.). As of March 31, 2006, there was approximately $809.4 million remaining in this stock repurchase program and the program does not have an expiration date.
     Information regarding our equity compensation plans as of March 31, 2006 is incorporated by reference into Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
ITEM 6. Selected Financial Data
     The following selected consolidated financial data presented under the captions Statement of Operations Data and Balance Sheet Data for, and as of the end of, each of the years in the five-year period ended March 31, 2006, are derived from the Consolidated Financial Statements of BMC Software, Inc. and its subsidiaries. The following business combinations during the five-year period ended March 31, 2006 were accounted for under the purchase method, and accordingly, the financial results of these acquired businesses have been included in our financial results below from the indicated acquisition dates: Remedy in November 2002, IT Masters International S.A. (IT Masters) in March 2003, Magic Solutions (Magic) in February 2004, Marimba, Inc. (Marimba) in July 2004, Viadyne Corporation in July 2004, Corosoft Technologies in December 2004, Calendra, SA (Calendra) in January 2005, OpenNetwork Technologies (OpenNetwork) in March 2005, and KMXperts, Inc. in August 2005.
     The operating results for fiscal 2002 below include impairment losses of $63.3 million related to acquired technology, goodwill and other intangibles. Also, prior to April 1, 2002, we were amortizing our acquired goodwill and intangible assets over three to five-year periods, which reflected the estimated useful lives of the respective assets. As of April 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” In accordance with this Statement, goodwill and those intangible assets with indefinite lives are no longer amortized but, rather, are tested for impairment annually and when we believe an event or change in circumstance has occurred to reduce the fair value of any of these assets below its carrying value. As such, the operating results for fiscal 2002 include amortization of goodwill and certain intangibles of $129.5 million that did not continue after April 1, 2002. The operating results for fiscal 2005 include an impairment loss of $3.7 million related to goodwill assigned to the professional services segment as discussed in Note 5 to the accompanying Consolidated Financial Statements.

     During fiscal 2002, 2004, and 2006, we implemented restructuring plans that included the involuntary termination of employees during those years. We also exited leases in certain locations, reduced the square footage required to operate certain locations and relocated some operations to lower cost facilities. The operating results for fiscal 2002, 2004, and 2006 below include charges for exit costs of $52.9 million, $110.1 million and $43.1 million, respectively, primarily for employee severance and related costs and exited leases. The amount for fiscal 2002 also includes the write-off of $14.9 million of software assets associated with certain products that were discontinued as a result of the restructuring plan in that year. Additionally, $14.1 million of incremental depreciation expense was recorded in fiscal 2004 related to the changes in estimated depreciable lives for leasehold improvements in locations exited and for certain information technology assets that were eliminated as a result of the restructuring plan in that year.
     The Consolidated Financial Statements for fiscal 2002 through fiscal 2006 have been audited by Ernst & Young LLP, an independent registered public accounting firm. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements as of March 31, 2005 and 2006, and for each of the three years in the period ended March 31, 2006, the accompanying notes and the report of the independent registered public accounting firm thereon, which are included elsewhere in this Form 10-K.

	Years Ended March 31,
	2002	2003	2004	2005	2006
	(In millions, except per share data)
Statement of Operations Data:
Total revenues	$1,288.9	$1,326.7	$1,418.7	$1,463.0	$1,498.4
Operating income (loss)	(283.6)	21.2	(98.9)	23.2	128.5
Net earnings (loss)	$(184.1)	$48.0	$(26.8)	$75.3	$102.0

Basic earnings (loss) per share	$(0.75)	$0.20	$(0.12)	$0.34	$0.47

Diluted earnings (loss) per share	$(0.75)	$0.20	$(0.12)	$0.34	$0.47

Shares used in computing basic earnings (loss) per share	245.0	236.9	226.7	222.0	216.0

Shares used in computing diluted earnings (loss) per share	245.0	237.9	226.7	224.0	218.9

	As of March 31,
	2002	2003	2004	2005	2006
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$330.0	$500.1	$612.3	$820.1	$905.9
Marketable securities	773.7	515.2	600.7	463.0	437.8
Working capital	318.4	260.9	445.1	360.9	304.0
Total assets	2,687.4	2,888.4	3,067.1	3,342.4	3,210.9
Deferred revenue	964.8	1,172.2	1,413.4	1,642.9	1,628.3
Long-term obligations	—	—	9.9	13.6	14.7
Stockholders’ equity	1,506.6	1,383.4	1,215.2	1,261.8	1,098.8
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an overview to give the reader management’s perspective on our results for fiscal 2006 and our general outlook for the next fiscal year. This is followed by a discussion of the critical accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. This discussion is followed by a review of our recent, significant acquisitions. In the next section, we discuss our Results of Operations for fiscal 2005 compared to fiscal 2004 and for fiscal 2006 compared to fiscal 2005. We then discuss the impact of recently issued accounting pronouncements on our future reported results and provide an analysis of our liquidity and capital resources.

     This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Risk Factors, Business and Selected Financial Data above and the accompanying Consolidated Financial Statements and notes thereto. MD&A contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the Risk Factors section above. Our actual results may differ materially from the results indicated by any forward-looking statements.
Overview
     Fiscal 2006 proved to be a solid year of improvement for us, as we extended our leadership in Business Service Management (BSM) and introduced new offerings that broaden and deepen our BSM portfolio. Leading industry analyst firms have validated BSM as a primary way for IT organizations to proactively and effectively align with the goals of business. They expect the number of companies implementing BSM to increase substantially within the next few years.
     We are uniquely positioned to capitalize on this important market trend. We have developed the only second-generation, completely federated configuration management database – or CMDB. It is an essential first step for implementing BSM. The BMC Atrium CMDB is the only all-in-one integrated, federated solution.
     Our research identified Transaction Management as a large and emerging market. Through the combination of internal development and an acquisition, we responded to a key customer need—identifying, analyzing, and resolving problems that affect transactions before they impact critical business services. During the fourth quarter, we introduced BMC Transaction Management solutions, which provide the tools needed to measure and manage the performance of business transactions from the end-user perspective across complex, heterogeneous computing environments. In connection with this, we announced our fourth quarter acquisition of Identify Software Ltd. (Identify), a leading global provider of application problem resolution and lifecycle management software. Identify’s state-of-the-art technology offers problem resolution capabilities that directly impact the way that IT serves a customer’s business goals. Identify’s product has unique transaction problem resolution capabilities through root cause analysis, capture, and playback. We view this as a growth opportunity for us, as we now have access to buyers in the application testing and development market. Identify is now part of our new Transaction Management organization. Our acquisition of Identify and our more significant business combinations are discussed in greater detail under Acquisitions below.
     We also continue to realize the positive benefits of our cost management actions earlier in the year, in terms of improved operating efficiency and profitability. During the first quarter, we implemented a plan focused mainly on reducing and aligning costs with revenues and eliminating excess overhead. This fiscal 2006 plan is discussed in greater detail under Results of Operations below.
     We continued our commitment to enhance shareholder value by significantly increasing the cash returned to shareholders through our stock repurchase program. During fiscal 2006, we repurchased approximately 20.5 million shares for a total value of $411.0 million.
     During fiscal 2006, we continued to emphasize the importance of providing the flexibility that our customers need when it comes to structuring their license arrangements. As we met those customer preferences, we again reported an increase in the volume of transactions that required deferral of license fees and recognition of such fees ratably over the terms of the contracts. In fiscal 2006, approximately 41% of our license transactions were deferred as compared to approximately 37% in fiscal 2005.
     Given the continued increase in deferred license revenue during fiscal 2006, license transactions remains a key metric for us as it reflects the amount of new license contracts (bookings) signed during a given period. License transactions can be calculated from our Consolidated Financial Statements by adding current period license revenue, the net change in deferred license revenue and the beginning balance allocated from acquisitions, all calculated according to U.S. generally accepted accounting principles (GAAP).
     Our license transactions for fiscal 2006 declined 10% from fiscal 2005 as our Distributed Systems Management and Mainframe Management businesses had lower license transactions, which paralleled industry performance. The Service Management and Identity Management businesses, integral to our BSM strategy, experienced strong license transactions growth. We believe it’s appropriate to focus on license transactions or bookings growth as a leading indicator of the performance of our Service Management and Identity Management businesses, given their high growth potential. For fiscal 2006, Service Management license bookings were up 6%, and Identity Management license bookings rose 20%.
     It is important for our investors to understand that a significant portion of our operating expenses are fixed in the short-term and we plan our expense run-rate based on our expectations of future revenues. In addition, a significant amount of our license transactions are completed during the final weeks and days of each quarter, and therefore we generally do not know whether revenues have met our expectations until after the end of the quarter. If we have a shortfall in revenues in any given quarter, there is an immediate, sometimes significant, effect on our overall earnings and our stock price.
Industry Conditions
     While the overall IT spending environment has stabilized, IT budgets have remained relatively flat. Additionally, IT organizations continue to be pressured by their business counterparts to lower overall operational costs while increasing support for regulatory compliance, strategic objectives and other projects focused on delivering increased value to the business. While our BSM solutions allow our customers to improve their IT processes and effectively align IT with business needs, the demands placed on customers’ IT organizations have resulted in an environment less conducive to closing large deals and increased pricing pressures on technology vendors. While we believe BSM differentiates us from our competitors, we recognize that the systems management software market place is highly competitive. We compete with a variety of software vendors, including large vendors such as IBM, HP, CA, and a number of smaller software vendors. We compete for new customers and, from time to time, must compete to maintain our relationships with our current customers. This competition can lead to pricing pressure and can affect our margins. We discuss competition in greater detail under Business and Risk Factors above.
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

  Revenue Recognition
     We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and, to a lesser extent, from providing professional services. We recognize revenue in accordance with AICPA SOP 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” for all transactions including the sale of software licenses and services. We recognize revenue when all of the following four criteria are met: (i) a legally binding, written arrangement is executed, (ii) delivery has occurred and acceptance, to the extent required, is received, (iii) arrangement fee is fixed or determinable and (iv) collection of the arrangement fee is deemed probable. If we determine that any one of the four criteria is not met, we will defer recognition of revenue until all the criteria are met, as required by SOPs 97-2 and 98-9.
     License revenues consist of fees charged for the use of our software products licensed under perpetual or term agreements. Substantially all of our software licenses are sold in multiple element arrangements (i.e., licenses are sold either with maintenance or with maintenance and professional services). Perpetual license revenues included in multiple element arrangements are recognized under the residual method, such that the consideration is allocated to the various other undelivered elements included in the agreement based upon the vendor-specific objective evidence of the fair value of those elements, with the residual being allocated to license revenues. Revenues allocated to the undelivered elements of a contract are deferred until such time as those elements are delivered or the services are rendered. We have established vendor-specific objective evidence of the fair value of the maintenance through the renewal rates in the contractual arrangements with our customers and through independent sales of maintenance at these stated renewal rates. These renewal rates reflect a consistent relationship by pricing maintenance as a percentage of the discounted or undiscounted license list price. Vendor-specific objective evidence of the fair value of professional services is based on the daily rates determined from our contracts for services alone, which are time-and-materials based. In the event a contract contains multiple elements for which we have not established vendor-specific objective evidence of fair value, all revenues from the contract are deferred until such evidence is established or deferred until those elements are delivered or are recognized on a ratable basis. We have not established vendor-specific objective evidence for undelivered elements in arrangements which include software products for which the maintenance pricing is based on both discounted and undiscounted license list prices, certain arrangements which include unlimited licensing rights, arrangements which include products with differing maintenance periods and arrangements which include rights to future unspecified software licenses. License arrangements including these undelivered elements are recognized ratably over the term of the arrangement. Term license arrangements are recognized ratably over the term of the arrangement as we have not established vendor-specific objective evidence of the fair value of maintenance in these arrangements.
     When software licenses are sold together with professional services, the majority of license revenues are recognized upon delivery of the product as we do not provide significant customization of software products and the professional services are not essential to the functionality of the delivered software.
     We also execute arrangements with agents, distributors and resellers (collectively, resellers). Resellers act as the principals in the transactions with the end users of our software, and the rewards of ownership are passed to the resellers upon the execution of our arrangement with them. We recognize revenues from transactions with resellers on a net basis (the amount actually received by us from the resellers). We do not offer a right of return, rotation or price protection in our sales to resellers, and it is our policy to only accept orders from resellers that specifically name an end-user.
     Revenues from license and maintenance transactions that are financed are generally recognized in the same manner as those requiring current payment, as we have a history of offering installment contracts to customers and successfully enforcing original payment terms without making concessions. If the fee under an arrangement is not fixed or determinable, we recognize revenue when payments become due under the arrangement. If we determine that a transaction is not probable of collection or the risk of concession is considered to be high, we recognize revenue upon cash receipt.
 Capitalized Software Development Costs

     Costs of internally developed software are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized until the product’s general release to customers in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are then amortized over the product’s estimated economic life beginning at the date of general availability of the product to our customers. Under SFAS No. 86, we evaluate our capitalized software development costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified. Determining net realizable value as defined by SFAS No. 86 requires that we make estimates and use judgment in quantifying the appropriate amount to write off, if any. Actual amounts realized from the software products could differ from our estimates. Also, any future changes to our product portfolio could result in significant increases to our cost of license revenues as a result of the write-off of capitalized software development costs. The impact of accelerated amortization on fiscal 2004, 2005 and 2006 results is discussed in greater detail under Results of Operations — Cost of License Revenues below.
  Acquired Technology, In-Process Research and Development, Goodwill and Intangible Assets
     When we acquire a business, a portion of the purchase price is typically allocated to acquired technology, in-process research and development and identifiable intangible assets, such as customer relationships. The excess of our cost over the fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. The amounts allocated to acquired technology, in-process research and development and intangible assets represent our estimates of their fair values at the acquisition date. The fair values are estimated using the expected present value of future cash flows method of applying the income approach, which requires us to project the related future revenues and expenses and apply an appropriate discount rate. Once the acquired assets are recorded, we amortize the acquired technology and intangible assets with finite lives over their estimated lives. We analyze the realizability of our acquired technology each quarter. All goodwill and those intangibles with indefinite useful lives are not amortized, but rather are tested for impairment annually or when events or changes in circumstances indicate that the fair value has been reduced below carrying value. When conducting these realizability and impairment assessments, we are required to estimate future cash flows. The estimates used in valuing all intangible assets, including in-process research and development, are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results used to determine fair value and to estimate useful lives. Incorrect estimates of fair value and/or useful lives could result in impairment charges and those charges could be material to our consolidated results of operations.
  Valuation of Investments
     Our investments primarily consist of marketable debt and equity securities. We account for our marketable investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We regularly analyze our portfolio of marketable securities for impairment. This analysis requires significant judgment. The primary factors considered when determining if an impairment charge must be recorded because a decline in the fair value of a marketable security is other than temporary include whether: (i) the fair value of the investment is significantly below our cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that we will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We have investment policies which are designed to ensure that our assets are invested in capital-preserving securities. However, from time to time, issuer-specific and market-specific events, as described above, could warrant an impairment write down. As the vast majority of our marketable securities are investment-grade debt securities, we anticipate that any future impairment charges related to these investments will not have a material adverse effect on our consolidated financial position or results of operations. Marketable securities with a fair value below our cost as of March 31, 2005 and 2006 are discussed in greater detail in Note 3 to the accompanying Consolidated Financial Statements.
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
     We are subject to routine corporate income tax audits in multiple jurisdictions and our income tax expense includes amounts intended to satisfy income tax assessments that may result from the examination of our tax returns that have been filed in these jurisdictions. Determining the income tax expense for these potential assessments requires significant judgments and estimates. We evaluate our income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” and have accrued for income tax contingencies that meet both the probable and estimable criteria of SFAS No. 5. We also have various domestic and foreign income tax exposures that do not meet the probable and/or estimable criteria of SFAS No. 5 and therefore no tax expense has been accrued. The amounts ultimately paid upon resolution of these exposures could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our consolidated results of operations.
Acquisitions
     In February 2004, we acquired the assets of Magic from McAfee, formerly known as Network Associates, for $49.3 million in cash plus the assumption of certain liabilities of Magic. The acquisition strengthened our leadership position in the service management market by increasing our reach to small- and mid-market sized organizations, as Magic had more than 4,000 customers using its service desk solutions.
     The acquisition of Marimba in July 2004 for $230.3 million in cash plus stock options valued at $20.9 million provided new and extended capabilities to our BSM offerings in the areas of change and configuration management, security management and infrastructure management, enabling our customers to rapidly respond to changing business requirements by re-purposing, re-provisioning and updating IT resources to achieve required IT configurations.
     In January 2005, we acquired Calendra for $33.1 million in cash, and in March 2005, we acquired the assets of OpenNetwork for cash of $18.0 million plus the assumption of certain liabilities of OpenNetwork. These two acquisitions completed our transition from being a point product provider in the identity management market to a complete suite provider. The combination of our CONTROL-SA® provisioning solution with Calendra’s state-of-the-art business process centric workflow and directory management capabilities, eliminated integration issues typically faced by customers purchasing individual components from multiple vendors. The OpenNetwork acquisition expanded our Identity Management product suite to include browser-based authentication and authorization solutions that enable customers to securely manage access to Web-based applications across multiple business environments.
     In August 2005, we acquired KMXperts Inc. for cash of $5.3 million. The acquisition strengthens our knowledge management solutions for IT service and customer support centers.
     These transactions, along with various other less significant technology acquisitions, have been accounted for using the purchase accounting method, and accordingly, the financial results for these entities have been included in our consolidated financial results since the applicable acquisition dates.

     Subsequent to fiscal 2006, on May 10, 2006, BMC Software Israel, Limited, an Israeli company and wholly owned subsidiary of BMC Israel, and BMC completed the acquisition of Identify Software Ltd., an Israeli company, pursuant to which BMC Israel purchased from the shareholders of Identify Software Ltd. all of the issued and outstanding capital stock for approximately $150 million in cash. This acquisition extends capabilities to our BSM offerings in the area of transaction management through Identify Software Ltd.’s application problem resolution software. The addition of Identify Software Ltd’s solutions to BMC’s transaction management strategy will provide customers with deep application and problem resolution capabilities, enabling them to pinpoint the cause of transaction breakdowns.
Historical Information
     Historical performance should not be viewed as indicative of future performance, as there can be no assurance that operating income (loss) or net earnings (loss) will be sustained at these levels. For a discussion of factors affecting operating results, see Risk Factors above.
  Results of Operations
     The following table sets forth, for the fiscal years indicated, the percentages that selected items in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) bear to total revenues.

	Percentage of
	Total Revenues
	Years Ended March 31,
	2004	2005	2006
Revenues:
License	40.7%	37.4%	35.2%
Maintenance	53.3	56.3	58.6
Professional services	6.0	6.3	6.2

Total revenues	100.0	100.0	100.0
Cost of license revenues	12.5	9.3	8.3
Cost of maintenance revenues	15.0	12.7	11.9
Cost of professional services	5.6	6.3	5.8
Selling and marketing expenses	43.0	38.1	35.0
Research and development expenses	17.6	14.7	14.2
General and administrative expenses	12.3	14.6	14.1
Amortization of intangible assets	0.9	1.4	2.2
Acquired research and development	0.1	0.3	—
Impairment of goodwill	—	0.2	—
Settlement of litigation	—	0.8	—

Total operating expenses	107.0	98.4	91.4

Operating income (loss)	(7.0)	1.6	8.6
Interest and other income, net	4.9	5.4	5.2
Interest expense	(0.1)	(0.1)	(0.1)
Gain (loss) on marketable securities and other investments	0.1	(0.2)	(0.1)

Other income, net	4.9	5.1	5.0

Earnings (loss) before income taxes	(2.1)	6.7	13.6
Income tax provision (benefit)	(0.2)	1.6	6.8

Net earnings (loss)	(1.9)%	5.1%	6.8%

  Revenues
     We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services. We generally utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.

          Fiscal 2005 compared to fiscal 2004. We acquired Marimba and other smaller companies in fiscal 2005, as discussed in Note 2 to the accompanying Consolidated Financial Statements. Excluding the impact of companies acquired in fiscal 2004 and 2005, total revenues declined 2% in fiscal 2005 compared to fiscal 2004 primarily as a result of a decline in license revenues. Weakness in IT spending and customer procurement process slowdowns early in fiscal 2005 and lower license transactions for our distributed systems business contributed to this decline. Including revenues of acquired companies, total revenues increased 3% in fiscal 2005. Product revenue growth was not materially impacted by inflation in fiscal 2005.
     Fiscal 2006 compared to fiscal 2005. Total revenues grew 2% in fiscal 2006 compared to fiscal 2005 as a result of a 7% growth in maintenance revenues, partially offset by a 4% decline in license revenues. Our maintenance revenues have grown year over year in each of our product categories primarily due to an increase in our installed customer base. License revenues declined in each of our product categories, except in Service Management, due to various competitive pressures described below. Product revenue growth was not materially impacted by inflation in fiscal 2006.
Product Line License Revenues (1)

				Percentage Change
				2005	2006
	Years Ended March 31,			Compared to	Compared to
	2004	2005	2006	2004	2005
	(In millions)
Mainframe Management:
Mainframe Data Management	$163.1	$143.5	$132.4	(12.0)%	(7.7)%
MAINVIEW	59.1	46.7	44.2	(21.0)%	(5.4)%

	222.2	190.2	176.6	(14.4)%	(7.2)%
Distributed Systems Management:
PATROL	121.3	91.6	81.6	(24.5)%	(10.9)%
Distributed Systems Data Management	32.4	34.6	20.9	6.8%	(39.6)%
Scheduling & Output Management	60.9	56.8	56.8	(6.7)%	—

	214.6	183.0	159.3	(14.7)%	(13.0)%
Service Management	127.6	163.6	181.8	28.2%	11.1%
Identity Management	13.0	9.7	9.3	(25.4)%	(4.1)%

Total license revenues	$577.4	$546.5	$527.0	(5.4)%	(3.6)%

Product Line Maintenance Revenues (1)

				Percentage Change
				2005	2006
	Years Ended March 31,			Compared to	Compared to
	2004	2005	2006	2004	2005
	(In millions)
Mainframe Management:
Mainframe Data Management	$225.0	$226.7	$243.1	0.8%	7.2%
MAINVIEW	84.6	78.7	79.5	(7.0)%	1.0%

	309.6	305.4	322.6	(1.4)%	5.6%
Distributed Systems Management:
PATROL	148.7	147.5	144.2	(0.8)%	(2.2)%
Distributed Systems Data Management	40.2	44.6	42.9	10.9%	(3.8)%
Scheduling & Output Management	78.1	87.8	93.2	12.4%	6.2%

	267.0	279.9	280.3	4.8%	0.1%
Service Management	164.0	223.9	257.3	36.5%	14.9%
Identity Management	15.8	15.1	18.6	(4.4)%	23.2%

Total maintenance revenues	$756.4	$824.3	$878.8	9.0%	6.6%

Product Line License & Maintenance Revenues (1)

				Percentage Change
				2005	2006
	Years Ended March 31,			Compared to	Compared to
	2004	2005	2006	2004	2005
	(In millions)
Mainframe Management:
Mainframe Data Management	$388.1	$370.2	$375.5	(4.6)%	1.4%
MAINVIEW	143.7	125.4	123.7	(12.7)%	(1.4)%

	531.8	495.6	499.2	(6.8)%	0.7%
Distributed Systems Management:
PATROL	270.0	239.1	225.8	(11.4)%	(5.6)%
Distributed Systems Data Management	72.6	79.2	63.8	9.1%	(19.4)%
Scheduling & Output Management	139.0	144.6	150.0	4.0%	3.7%

	481.6	462.9	439.6	(3.9)%	(5.0)%
Service Management	291.6	387.5	439.1	32.9%	13.3%
Identity Management	28.8	24.8	27.9	(13.9)%	12.5%

Total license & maintenance revenues	$1,333.8	$1,370.8	$1,405.8	2.8%	2.6%

(1)	Management continuously reviews the categorization of products. Certain reclassifications in prior periods have been made for consistency.
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
     Mainframe Management license revenues represented 38.5%, or $222.2 million, 34.8%, or $190.2 million, and 33.5%, or $176.6 million, of our total license revenues for fiscal 2004, 2005 and 2006, respectively. Mainframe Management license revenues for fiscal 2005 decreased 14.4%, or $32.0 million, from fiscal 2004 to fiscal 2005 previously due to declines consistent with the overall trends in the mainframe market. Mainframe Management license revenues for fiscal 2006 decreased 7.2%, or $13.8 million, from fiscal 2005 due to a decline in license transactions for Mainframe Management products, which is indicative of a highly competitive, mature market. Mainframe Management maintenance revenues represented 40.9%, or $309.6 million, 37.0%, or $305.4 million, and 36.7%, or $322.6 million, of our total maintenance revenues for fiscal 2004, 2005 and 2006, respectively. Total maintenance revenues for Mainframe Management decreased 1.4%, or $4.2 million, from fiscal 2004 to fiscal 2005 due to declines for the Mainframe products. Total maintenance revenues for Mainframe Management increased 5.6%, or $17.2 million, from fiscal 2005 to fiscal 2006 due to the increase in our installed customer base as a result of our strong market presence.
     Distributed Systems Management license revenues represented 37.2%, or $214.6 million, 33.5%, or $183.0 million, and 30.2%, or $159.3 million, of our total license revenues for fiscal 2004, 2005 and 2006, respectively. Distributed Systems Management license revenues decreased 14.7%, or $31.6 million, from fiscal 2004 to fiscal 2005, primarily as a result of a decrease in license transactions across all products. The decline in license transactions was primarily for our Distributed Systems Data Management products as a result of increased competition from database providers in this market and for our PATROL products as we are undergoing a product transition for this product line, integrating our agent-based and agentless PATROL technologies. Distributed Systems Management license revenues decreased 13.0%, or $23.7 million, from fiscal 2005 to fiscal 2006, primarily as a result of a decrease in license transactions year over year due to increased competitive pressure in the markets we serve. Distributed Systems Management maintenance revenues represented 35.3%, or $267.0 million, 34.0%, or $279.9 million, and 31.9%, or $280.3 million, of our total maintenance revenues for fiscal 2004, 2005 and 2006, respectively. Total maintenance revenues for this group increased 4.8%, or $12.9 million, from fiscal 2004 to fiscal

2005 and 0.1%, or $0.4 million, from fiscal 2005 to fiscal 2006 due to an increase in our installed customer base, partially offset by the decline in annual license transactions closed.
     Service Management license revenues represented 22.1%, or $127.6 million, 29.9%, or $163.6 million, and 34.5%, or $181.8 million, of our total license revenues for fiscal 2004, 2005 and 2006, respectively. Total license revenues for Service Management increased 28.2%, or $36.0 million, from fiscal 2004 to fiscal 2005 due to the acquisitions of Magic and Marimba in the fourth quarter of fiscal 2004 and the second quarter of fiscal 2005, respectively, and growth of Remedy’s core business. Total license revenues for Service Management increased 11.1%, or $18.2 million, from fiscal 2005 to fiscal 2006 due to growth in license transactions as a result of our competitive products and reputation in the market, coupled with recognition of previously deferred transactions that are recognized over time. Service Management maintenance revenues represented 21.7%, or $164.0 million, 27.2%, or $223.9 million, and 29.3%, or $257.3 million, of our total maintenance revenues for fiscal 2004, 2005 and 2006, respectively. Total Service Management maintenance revenues increased 36.5%, or $59.9 million, from fiscal 2004 to fiscal 2005 and 14.9%, or $33.4 million, from fiscal 2005 to 2006 due to an increase in our installed customer base, high renewal rates for Remedy products and the positive impact of a full year of maintenance revenues for the Marimba products.
     Identity Management license revenues represented 2.3%, or $13.0 million, 1.8%, or $9.7 million, and 1.8%, or $9.3 million, of our total license revenues for fiscal 2004, 2005 and 2006, respectively. Total license revenues for Identity Management decreased 25.4%, or $3.3 million, from fiscal 2004 to fiscal 2005. Our acquisitions of Calendra in January 2005 and OpenNetwork in March 2005 gave us the tools to transition from being a point product provider in the identity management market to a suite provider. Total license revenues for Identity Management decreased 4.1%, or $0.4 million, from fiscal 2005 to fiscal 2006. During fiscal 2006, we experienced sales declines as we transitioned the new Calendra and OpenNetwork acquisitions. In the second half of fiscal 2006, we released Idm 5.0, completing the transition of BMC to a complete suite provider which resulted in less of a year-over-year decline than experienced in the prior year. Identity Management maintenance revenues represented 2.1%, or $15.8 million, 1.8%, or $15.1 million, and 2.1%, or $18.6 million, of our total maintenance revenues for fiscal 2004, 2005 and 2006, respectively. Maintenance revenue for Identity Management saw a strong growth rate in fiscal 2006 due to an increase in our installed customer base as well as continued maintenance renewals.
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
     License revenues decreased 5.4%, or $30.9 million, from fiscal 2004 to fiscal 2005 and 3.6%, or $19.5 million, from fiscal 2005 to fiscal 2006. The continued decrease in license revenues is the result of the negative impact of a highly competitive, mature Mainframe Management market and the increased competitive pressure in our Distributed Systems Management market, partially offset by the positive impact of our increased market share in Service Management. The decrease in license revenue is the combined result of a decrease in total transactions and a decrease in the percentage of new license sales recognized upfront. Recognized license revenues plus the net change in deferred license revenues for the period, representing the license value of transactions completed in the period, decreased during fiscal 2005 and fiscal 2006 compared to the respective prior year periods. The value of license transactions for fiscal 2005 and 2006 were down 13% and 11%, respectively, from the prior year periods. We closed 66 transactions over $1 million during fiscal 2006, including two transactions over $10 million, a decrease from 86 such transactions, including two transactions over $10 million, in fiscal 2005 and a decrease from 97 such transactions in fiscal 2004, including four transactions over $10 million. The total license value of these 66 transactions in fiscal 2006 was $165.3 million, including amounts recognized and deferred, compared to $237.7 million and $287.9 million for these transactions in fiscal 2005 and 2004, respectively. Of the current fiscal year transactions, the percentage of revenue recognized upfront has decreased from 63% a year ago to 59%. Term contracts are time-based arrangements which allow the licensee or customer to use our software for a specified period of time. Thus, the associated value of the contract is recognized ratably over the life of the contract.

          Deferred Product License Revenues
     For fiscal 2004, 2005 and 2006, our recognized license revenues were impacted by the changes in our deferred license revenue balance as follows:

	Year Ended March 31,
	2004	2005	2006
	(In millions)
Deferrals of license revenue	$(239.2)	$(226.1)	$(228.2)
Recognition from deferred license revenue	105.0	155.7	203.1

Net impact on recognized license revenue	$(134.2)	$(70.4)	$(25.1)

Deferred license revenue balance at end of year	$336.8	$407.2	$432.2
     The primary reasons for license revenue deferrals include: customer transactions that contain certain complex contractual terms and conditions, customer transactions which include products for which the maintenance pricing is based on both discounted and undiscounted license list prices, certain arrangements which include unlimited licensing rights, time-based licenses which are recognized over the term of the arrangement, or customer transactions which include products with differing maintenance periods and other transactions for which we do not have or are not able to determine vendor-specific objective evidence of the fair value of the maintenance and/or professional services. All of these instances cause the license revenues to be deferred under the residual method of accounting for multiple element arrangements. The contract terms and conditions that result in deferral of revenue recognition for a given transaction result from arm’s length negotiations between us and our customers. We anticipate our transactions will continue to include such contract terms that result in deferral of the related license revenues as we expand our offerings to meet customers’ product, pricing and licensing needs.
     Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenues to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenues to be recognized each quarter become more predictable as a larger percentage of those revenues come from the deferred license revenue balance. As of March 31, 2006, the deferred license revenue balance was $432.2 million and had an average remaining life of approximately three years. As additional license revenues are deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred license revenues we expect to recognize in future periods as of March 31, 2006 is as follows (in millions):

Fiscal 2007	$203.0
Fiscal 2008	$129.5
Fiscal 2009 and thereafter	$99.7
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
     Maintenance revenues can have quarterly fluctuations based on the timing of contracts, renewal rates and the number of new license contracts. Maintenance fees increase with new license and maintenance agreements and as existing customers install our products on additional processing capacity or add users. However, discounts on licensed products tend to increase for purchases with higher levels of processing capacity, so that maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. These discounts, combined with an increase in long-term maintenance contracts with reduced maintenance percentages and the reduced number of new license contracts, excluding our Service Management products, have led to a lower fiscal 2006 growth rate for our maintenance revenues.
     Maintenance revenues increased 9.0%, or $67.9 million, from fiscal 2004 to fiscal 2005 and 6.6%, or $54.5 million, from fiscal 2005 to fiscal 2006, primarily as a result of the increase in our installed customer base in all core product categories.
     As of March 31, 2006, the deferred maintenance revenue balance was $1,175.1 million. As additional maintenance revenues are deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred maintenance revenues we expect to recognize in future periods as of March 31, 2006 are as follows (in millions):

Fiscal 2007	$587.6
Fiscal 2008	$325.8
Fiscal 2009 & thereafter	$261.7
Domestic vs. International Revenues

				Percentage Change
				2005	2006
	Years Ended March 31,			Compared to	Compared to
	2004	2005	2006	2004	2005
	(In millions)
License:
Domestic	$258.7	$256.2	$263.2	(1.0)%	2.7%
International	318.7	290.3	263.8	(8.9)%	(9.1)%

Total license revenues	577.4	546.5	527.0	(5.4)%	(3.6)%

Maintenance:
Domestic	433.3	462.6	490.0	6.8%	5.9%
International	323.1	361.7	388.8	11.9%	7.5%

Total maintenance revenues	756.4	824.3	878.8	9.0%	6.6%

Professional services:
Domestic	40.6	40.2	41.2	(1.0)%	2.5%
International	44.3	52.0	51.4	17.4%	(1.2)%

Total professional services revenues	84.9	92.2	92.6	8.6%	0.4%

Total revenues	$1,418.7	$1,463.0	$1,498.4	3.1%	2.4%

          License Revenue
     Our domestic operations generated 44.8%, or $258.7 million, 46.9%, or $256.2 million, and 50.0%, or $263.2 million, of license revenues for fiscal 2004, 2005 and 2006, respectively. From fiscal 2004 to fiscal 2005, domestic license revenue decreased 1.0%, or $2.5 million, due to declines in Mainframe Management and Distributed Systems Management partially offset by growth in the Service Management business unit. From fiscal 2005 to fiscal 2006 domestic license revenue increased 2.7%, or $7.0 million, due to growth in Service Management, Mainframe Management and Identity Management, partially offset by a decline in Distributed Systems.
     International license revenues represented 55.2%, or $318.7 million, 53.1%, or $290.3 million, and 50.0%, or $263.5 million, of license revenues for fiscal 2004, 2005 and 2006. International license revenues decreased 8.9%, or $28.4 million, from fiscal 2004 to fiscal 2005 due to relatively consistent declines in license transactions across all international areas and across all business units. From fiscal 2005 to fiscal 2006, international license revenue decreased 9.2%, or $26.8 million, primarily due to license transaction declines in Europe and an increased ratable rate in Asia Pacific as well as declines in Mainframe and Distributed Systems and only a marginal growth in Service

Management. The Western European and Asia Pacific markets continue to be extremely competitive markets.
          Maintenance Revenue
     Our domestic operations generated 57.3%, or $433.3 million, 56.1%, or $462.6 million, and 55.8%, or $490.0 million, of maintenance revenues for fiscal 2004, 2005 and 2006. From fiscal 2004 to fiscal 2005, domestic maintenance revenue increased 6.8%, or $29.3 million, due to growth the Service Management business. From fiscal 2005 to fiscal 2006 domestic maintenance revenue increased 5.9%, or $27.4 million, due to growth in Service Management, Mainframe Management and Identity Management from a growing install base, partially offset by a slight decline in Distributed Systems.
     Our international operations generated 42.7%, or $323.1 million, 43.9%, or $361.7 million, and 44.2%, or $388.8 million, of maintenance revenues for the same periods. From fiscal 2004 to fiscal 2005, international maintenance revenue increased 11.9%, or $38.6 million due to growth in Distributed Systems Management and Service Management. From fiscal 2005 to fiscal 2006, international maintenance revenue increased 7.5%, or $27.1 million due to growth in install base.
     Foreign currency exchange rate changes, including the impact of hedging, resulted in a favorable impact to the growth in international license revenues of 3.4%, or $10.7 million, from fiscal 2004 to fiscal 2005 and an unfavorable impact of 0.3%, or $0.9 million, from fiscal 2005 to 2006.
  Professional Services Revenues
     Professional services revenues, representing fees from implementation, integration and education services performed during the periods, increased 8.6%, or $7.3 million, from fiscal 2004 to fiscal 2005 and 0.4%, or $0.4 million, from fiscal 2005 to fiscal 2006. Domestic professional services revenue decreased 1.0%, or $0.4 million, from fiscal 2004 to fiscal 2005, but were offset by an increase in the international market. International professional services revenue increased 17.4%, or $7.7 million, from fiscal 2004 to fiscal 2005 due to growth from Service Management. Domestic professional services revenue increased 2.5%, or $1.0 million, from fiscal 2005 to fiscal 2006, which includes a positive impact in fiscal 2006 from expired deposits. International professional services revenue decreased 1.2%, or $0.6 million, from fiscal 2005 to fiscal 2006. During fiscal 2006, the professional services management team has made a strategic shift to focus on large, leading edge BSM implementations which will result in lower contract volume, but higher contract values in the future.
  Operating Expenses

				Percentage Change
				2005	2006
	Years Ended March 31,			Compared to	Compared to
	2004	2005	2006	2004	2005
	(In millions)
Cost of license revenues	$177.3	$136.4	$124.4	(23.1)%	(8.8)%
Cost of maintenance revenues	212.1	186.0	177.6	(12.3)%	(4.5)%
Cost of professional services	79.2	91.8	86.3	15.9%	(6.0)%
Selling and marketing	610.2	557.7	524.3	(8.6)%	(6.0)%
Research and development	249.9	215.1	212.6	(13.9)%	(1.2)%
General and administrative	174.6	213.1	211.9	22.1%	(0.6)%
Amortization of intangible assets	13.3	20.7	32.8	55.6%	58.5%
Acquired research and development	1.0	4.0	—	nm	nm
Impairment of goodwill	—	3.7	—	nm	nm
Settlement of litigation	—	11.3	—	nm	nm

Total operating expenses	$1,517.6	$1,439.8	$1,369.9	(5.1)%	(4.8)%

nm – not meaningful
       Fiscal 2004 Exit Activities and Related Costs

     During fiscal 2004, we implemented a plan (FY2004 Plan) that included the involuntary termination of approximately 785 employees during that year. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. We also exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities. The relocation efforts for the FY2004 Plan were completed as of December 31, 2003. Accretion (the increase in the present value of facilities accruals over time) and adjustments to the original estimates are included in operating expenses. Charges for exit costs of $110.1 million were recorded in fiscal 2004, for employee severance and related costs and exited leases. Additionally, $14.1 million of incremental depreciation expense was recorded during the year, related to changes in estimated depreciable lives for leasehold improvements in locations exited and for certain information technology assets that were eliminated as a result of the plan. These changes in estimated lives reduced basic and diluted earnings per share by $0.05 for fiscal 2004. The expenses related to the exit activities are reflected in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2004 as follows:

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

     As of March 31, 2006, $25.6 million of severance and facilities costs related to actions completed under the FY2004 Plan remained accrued for payment in future periods, as follows:

	Balance at				Cash Payments,	Balance at
	March 31,	Charged to		Adjustments	Net of Sublease	March 31,
	2003	Expense	Accretion	to Estimates	Income	2004
			(In millions)
Severance and related costs	$—	$33.5	$—	$—	$(29.6)	$3.9
Facilities costs	—	75.6	0.7	0.3	(11.9)	64.7

Total accrual	$—	$109.1	$0.7	$0.3	$(41.5)	$68.6

	Balance at			Effect of	Cash Payments,	Balance at
	March 31,		Adjustments	Exchange Rate	Net of Sublease	March 31,
	2004	Accretion	to Estimates	Changes	Income	2005
			(In millions)
Severance and related costs	$3.9	$—	$(0.1)	$0.2	$(2.9)	$1.1
Facilities costs	64.7	1.8	(3.4)	0.2	(23.2)	40.1

Total accrual	$68.6	$1.8	$(3.5)	$0.4	$(26.1)	$41.2

	Balance at			Effect of	Cash Payments,	Balance at
	March 31,		Adjustments	Exchange Rate	Net of Sublease	March 31,
	2005	Accretion	to Estimates	Changes	Income	2006
			(In millions)
Severance and related costs	$1.1	$—	$(0.5)	$(0.1)	$(0.3)	$0.2
Facilities costs	40.1	1.4	(1.7)	(0.1)	(14.3)	25.4

Total accrual	$41.2	$1.4	$(2.2)	$(0.2)	$(14.6)	$25.6

     The FY2004 Plan amounts accrued at March 31, 2006 related to facilities costs represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates for those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. We do not expect any significant additional severance or facilities charges related to this plan subsequent to March 31, 2006, other than potential adjustments to lease accruals based on actual subleases differing from estimates.

  Fiscal 2006 Exit Activities and Related Costs
     During the first quarter ended June 30, 2005, we implemented a plan (FY2006 Plan) to reduce costs and realign resources to focus on growth areas. The FY2006 Plan included the involuntary termination of 725 employees. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. The workforce reduction has reduced selling and general and administrative expenses in product areas that are not realizing our profitability and growth goals. We also exited leases in certain locations. We do not expect any significant additional severance or facilities charges related to the FY2006 Plan subsequent to March 31, 2006. The net expense, with adjustments, for fiscal 2006 related to the FY2006 Plan are as follows:

	Year Ended March 31, 2006
	Initial Charge with Adjustments
	Severance
	& Related		Incremental
	Costs	Facilities	Depreciation	Total
	(In millions)
Cost of license revenues	$1.2	$—	$—	$1.2
Cost of maintenance revenues	2.8	—	—	2.8
Cost of professional services	2.8	—	—	2.8
Selling and marketing expenses	24.6	0.2	—	24.8
Research and development expenses	3.7	—	—	3.7
General and administrative expenses	7.5	0.3	0.8	8.6

Total included in operating expenses	$42.6	$0.5	$0.8	$43.9

     As of March 31, 2006, $0.5 million of severance and facilities costs related to actions completed under the FY2006 Plan remained accrued for payment in future periods, as follows:

	Balance at	Charged		Effect of	Cash Payments,	Balance at
	March 31,	to	Adjustments	Exchange Rate	Net of Sublease	March 31,
	2005	Expense	to Estimates	Changes	Income	2006
			(In millions)
Severance and related costs	$—	$42.6	$(0.7)	$(0.1)	$(41.6)	$0.2
Facilities costs	—	0.5	—	—	(0.2)	0.3

Total accrued	$—	$43.1	$(0.7)	$(0.1)	$(41.8)	$0.5

  Cost of License Revenues
     Cost of license revenues is primarily comprised of (i) the amortization of capitalized software costs for internally developed products, (ii) amortization of purchased software included in internally developed products, (iii) amortization of acquired technology for products acquired through business combinations, (iv) license-based royalties to third parties and (v) production and distribution costs for initial product licenses. The cost of license revenues for fiscal 2004, 2005 and 2006 also include a portion of the severance and facilities costs related to exit activities discussed under Fiscal 2004 Exit Activities and Related Costs and Fiscal 2006 Exit Activities and Related Costs above and in Note 11 to the accompanying Consolidated Financial Statements. The cost of license revenues was 12.5%, or $177.3 million, 9.3%, or $136.4 million, and 8.3%, or $124.4 million, of total revenues for fiscal 2004, 2005 and 2006, respectively. The cost of license revenues was 30.7%, 25.0% and 23.6% of license revenues for fiscal 2004, 2005 and 2006, respectively, and consisted of the following:

	Years Ended March 31,
	2004	2005	2006
		(In millions)
Amortization of capitalized software development costs	$107.5	$74.9	$71.1
Amortization of acquired technology	47.7	54.4	44.4
Expenses related to exit activities	12.2	(0.8)	1.2
Other	9.9	7.9	7.7

	$177.3	$136.4	$124.4

     The cost of license revenues decreased 23.1%, or $40.9 million, from fiscal 2004 to fiscal 2005 primarily due to reduced amortization of capitalized software development costs and the impact of the FY2004 Plan in fiscal 2004, partially offset by increased amortization of acquired technology. The reduction in the amortization of capitalized software development costs is primarily due to the $36.8 million increase in fiscal 2004 related to the changes in estimated economic useful lives of certain products as of January 1, 2003 discussed below. The cost of license revenues decreased 8.8%, or $12.0 million, from fiscal 2005 to fiscal 2006 primarily the result of the conclusion of the amortization of acquired technology Remedy as compared to the year earlier period.
     As discussed under Critical Accounting Policies above, we capitalize software development costs in accordance with SFAS No. 86. The following table summarizes the amounts capitalized and amortized during fiscal 2004, 2005 and 2006. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

	Years Ended March 31,
	2004	2005	2006
		(In millions)
Software development costs capitalized	$(53.3)	$(61.7)	$(56.7)
Total amortization	107.5	74.9	71.1

Net impact on operating expenses	$54.2	$13.2	$14.4

Accelerated amortization included in total amortization above	$19.1	$2.8	$0.8
  Cost of Maintenance Revenues
     Beginning in fiscal 2005, we have presented the cost of maintenance revenues separately in the accompanying Consolidated Financial Statements. All periods presented have been reclassified for consistency. The cost of maintenance revenues is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. The cost of maintenance revenues for fiscal 2004, 2005 and 2006 also included a portion of the severance and facilities costs related to exit activities discussed under Fiscal 2004 Exit Activities and Related Costs and Fiscal 2006 Exit Activities and Related Costs above and in Note 11 to the accompanying Consolidated Financial Statements. The cost of maintenance revenues was 15.0%, or $212.1 million, 12.7%, or $186.0 million, and 11.9%, or $177.6 million, of total revenues for fiscal 2004, 2005 and 2006, respectively. The cost of maintenance revenues was 28.0%, 22.6% and 20.2% of maintenance revenues for fiscal 2004, 2005 and 2006, respectively, and consisted of the following:

	Years Ended March 31,
	2004	2005	2006
		(In millions)
Cost of maintenance services	$186.2	$182.2	$162.1
Expenses related to exit activities	20.5	(1.9)	2.8
Other	5.4	5.7	12.7

	$212.1	$186.0	$177.6

     The cost of maintenance revenues decreased 12.3%, or $26.1 million, from fiscal 2004 to fiscal 2005 primarily as a result of the expenses related to exit activities in fiscal 2004, as discussed above. The headcount reductions associated with the exit activities were completed during the first half of fiscal 2004 and therefore the cost of maintenance services in the table above reflects the positive impact of these reductions for a portion of fiscal 2004. A full year of benefit was realized in fiscal 2005, which was partially offset by increases in costs for headcount added during the year from expansion into different locations and from acquisitions. The cost of maintenance revenues decreased 4.5%, or $8.4 million, from fiscal 2005 to fiscal 2006 primarily as a result of headcount reductions incurred during fiscal 2006 relating to the FY2006 Plan and a shift in focus from maintenance to development efforts.
  Cost of Professional Services Revenues
     The cost of professional services revenues consists primarily of personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers, and the related infrastructure to support this business. The cost of professional services revenues was 5.6%, or $79.2 million, 6.3%, or $91.8 million, and 5.8%, or $86.3 million, of total revenues for fiscal 2004, 2005 and 2006, respectively. The cost of professional services revenues was 93.3%, 99.6% and 93.2% of professional services revenues for fiscal 2004, 2005 and 2006, respectively. Cost of professional services revenues increased 15.9%, or $12.6 million, from fiscal 2004 to fiscal 2005. Excluding the costs related to exit activities in fiscal 2004, the cost of professional services increased 19.5%, or $15.0 million, from fiscal 2004 to fiscal 2005 primarily due to increased professional services revenues and increased utilization of third-party implementation services. Cost of professional services revenues decreased 6.0%, or $5.5 million, from fiscal 2005 to 2006. Excluding the costs related to exit activities in fiscal 2006, the cost of professional services decreased 9.0%, or $8.3 million, from fiscal 2005 to fiscal 2006 primarily as a result of lower ongoing personnel costs.
  Selling and Marketing
     Our selling and marketing expenses primarily include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars, and represented 43.0%, or $610.2 million, 38.1%, or $557.7 million, and 35.0%, or $524.3 million, of total revenues in fiscal 2004, 2005 and 2006, respectively. Selling and marketing expenses decreased 8.6%, or $52.5 million, from fiscal 2004 to fiscal 2005. Excluding the costs related to exit activities in fiscal 2004, selling and marketing expenses decreased 0.7%, or $4.0 million, from fiscal 2004 to fiscal 2005 primarily as a result of decreased commissions expense partially offset by increased headcount and travel costs, including acquisitions. Commission expense was down as a result of changes in our commission plan that led to increased commissions on maintenance transactions which are initially deferred and then are expensed as the related revenues are recognized. Selling and marketing expenses decreased 5.8%, or $32.1 million, from fiscal 2005 to fiscal 2006. Excluding the costs related to exit activities in fiscal 2006, selling and marketing expenses decreased 10.5%, or $58.7 million, from fiscal 2005 to fiscal 2006 primarily due to headcount reductions incurred during fiscal 2006 relating to the FY2006 Plan.
     For fiscal 2004, 2005 and 2006, commission expense was impacted by the changes in our deferred commissions balance (i.e., the net impact of commissions deferred and commissions recognized out of the deferred balance) as follows:

	Years Ended March 31,
	2004	2005	2006
		(In millions)
Net impact of change in deferred commissions on selling and marketing expenses	$(9.0)	$(44.8)	$8.8

Total deferred commissions balance	$14.0	$58.8	$50.0

  Research and Development
     Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs, telecommunications and personnel expenses necessary to maintain our research and development data processing center. Research and development expenses represented 17.6%, or $249.9 million, 14.7%, or $215.1 million, and 14.2%, or $212.6 million, of total revenues in fiscal 2004, 2005 and 2006, respectively. Research and development expenses decreased 13.9%, or $34.8 million, from fiscal 2004 to fiscal 2005 primarily as a result of the costs related to exit activities in the prior year. Excluding the exit costs in fiscal 2004, research and development costs decreased 2.8%, or $6.2 million. While we had personnel growth in lower cost locations and from acquisitions, research and development expenses declined because more software development costs required capitalization, as discussed under Cost of License Revenues above. Research and development expenses decreased 1.2%, or $2.5 million, from fiscal 2005 to fiscal 2006. Excluding the exit costs in fiscal 2006, research and development costs decreased 2.9%, or $6.3 million, primarily due to headcount reductions incurred during fiscal 2006 relating to the FY2006 Plan.
  General and Administrative
     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, IT, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects and insurance. General and administrative expenses represented 12.3%, or $174.6 million, 14.6%, or $213.1 million, and 14.1%, or $211.9 million, of total revenues in fiscal 2004, 2005 and 2006, respectively. General and administrative expenses increased 22.1%, or $38.5 million, from fiscal 2004 to fiscal 2005. Excluding the exit costs in fiscal 2004, general and administrative expenses increased 24.9%, or $42.5 million, in fiscal 2005. This increase included higher professional fees, consisting of legal, accounting and consulting fees primarily due to Sarbanes-Oxley Section 404 compliance efforts, and higher personnel costs, a significant portion of which related to expanded accounting staff. Total third-party fees incurred in fiscal 2005 related to Sarbanes-Oxley Section 404 compliance were $19.0 million. The increase for fiscal 2005 also included the write-off of $11.4 million of costs capitalized for an internal-use information technology project that was terminated before completion during the year and other internal-use software assets. General and administrative expenses decreased 0.6%, or $1.2 million, from fiscal 2005 to fiscal 2006. Excluding the exit costs in fiscal 2006, general and administrative expenses decreased 4.2%, or $8.9 million, in fiscal 2006 primarily due to the fiscal 2005 $11.4 million write-off of capitalized costs discussed previously, partially offset by increased third-party operations consulting.
  Amortization of Intangible Assets
     Under the purchase accounting method for acquisitions, portions of the purchase prices for our acquisitions were allocated to other intangible assets, including tradenames. Through March 31, 2005, most of our acquired tradenames were not amortized because the assets were deemed to have indefinite remaining useful lives. However, as a result of a re-branding campaign, we changed the estimated economic useful lives, effective April 1, 2005, of acquired tradenames from indefinite to between one and two years. The carrying amount of the previously unamortized tradenames at March 31, 2005 was $25.2 million and is being amortized on a straight-line basis over the remaining estimated useful life commencing April 1, 2005. For the year ended March 31, 2006, the pre-tax and after-tax increase in amortization expense resulting from this change in estimate was $13.5 million and $11.0 million, respectively, and the reduction to basic and diluted earnings per share was $0.05. Amortization of intangible assets increased 55.6%, or $7.4 million, from fiscal 2004 to fiscal 2005 primarily due to acquisitions in prior years. Amortization of intangible assets increased 58.5%, or $12.1 million, from fiscal 2005 to fiscal 2006 primarily due to the aforementioned change in estimate, partially offset by the conclusion of amortization of certain other intangibles.
  Acquired Research and Development
     During fiscal 2004 and 2005, we wrote off acquired in-process research and development (IPR&D) totaling $1.0 million in connection with the acquisition of Magic (2% of the purchase price) and $4.0 million in connection with the acquisitions of Viadyne, Calendra and OpenNetwork (collectively, 7% of the aggregate purchase price), respectively. The amounts allocated to IPR&D represent the estimated fair values, based on risk-adjusted cash flows and historical costs expended, related to incomplete research and development projects. At the dates of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition dates, during fiscal 2004 and 2005. During fiscal 2006, there was no write off of IPR&D.
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
  Impairment of Goodwill
     We test our goodwill for impairment during the fourth quarter of each fiscal year, after the annual planning process is complete. Primarily due to reduced operating results in fiscal 2005, including the increased use of third-party implementation services, the projected profitability and cash flows of the professional services segment were reduced. As a result, the goodwill of $3.7 million assigned to the professional services segment was considered totally impaired during fiscal 2005. The fair value of the professional services reporting unit was estimated using the expected present value of future cash flows method of applying the income approach. There were no impairments of goodwill in fiscal 2004 and fiscal 2006.
  Settlement of Litigation
     We settled our dispute with Nastel Technologies, Inc. during fiscal 2005. The settlement payment of $11.3 million covers all claims involved in this action.
  Other Income, net
     Other income, net, consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables, rental income on owned facilities, gains and losses on marketable securities and other investments and interest expense on capital leases. Other income, net was $69.5 million, $75.0 million and $75.3 million for fiscal 2004, 2005 and 2006, respectively. Other income, net, increased 7.9%, or $5.5 million, from fiscal 2004 to fiscal 2005 primarily due to an $8.0 million gain realized on the sale of previously securitized finance receivables as discussed in Note 4 to the accompanying Consolidated Financial Statements. These increases were partially offset by net losses of $1.6 million on marketable securities in fiscal 2005 and a decrease as a result of the non-recurring gain on PATROL Storage Manager in the prior year. Other income, net remained constant from fiscal 2005 to fiscal 2006 primarily due to an $8.0 million gain realized on the sale of previously securitized finance receivables in fiscal 2005 being fully offset by higher interest income generated from higher average investment portfolio balances receiving higher rates.
  Income Tax Provision (Benefit)
     We recorded an income tax benefit of $2.6 million in fiscal 2004, an income tax expense of $22.9 million in fiscal 2005 and an income tax expense of $101.8 million in fiscal 2006. Our effective tax rates were 9%, 23% and 50% for fiscal 2004, 2005 and 2006, respectively. Our effective tax rate is impacted primarily by the tax cost of repatriation under the American Jobs Creation Act of 2004, the tax effect attributable to our foreign earnings (net of U.S. tax consequences), changes in the valuation allowance recorded against our deferred tax assets, benefits attributable to the extraterritorial income exclusion and non-recurring adjustments to our aggregate net liabilities for income taxes. In fiscal 2006, the most significant item impacting our effective tax rate was a tax expense of approximately $35.5 million related to the repatriation of approximately $708.8 million of qualified earnings under the applicable provisions of the American Jobs creation Act of 2004 (the Act). In fiscal 2005, the most significant item impacting our effective tax rate was a tax benefit of $26.7 million recorded as a result of the reversal of a valuation allowance that was previously recorded against our deferred tax assets, as discussed below. The other significant item impacting our fiscal 2005 effective tax rate was an expense of $11.1 million to adjust our aggregate net liabilities for income taxes, withholding taxes and income tax exposures that were found to be understated after a thorough analysis of all of our income tax accounts in the first quarter of fiscal 2005. In fiscal 2004, the most significant item impacting the effective tax rate was the establishment of a valuation allowance of $15.2 million against our deferred tax assets, as discussed below. For a detailed analysis of the differences between the statutory and effective income tax rates, see Note 6 to the accompanying Consolidated Financial Statements.
          In evaluating our ability to realize our net deferred tax asset, we consider all available evidence, both positive and negative, including our past operating results, tax planning strategies and our forecast of future taxable income. In considering these sources of taxable income, we must make certain assumptions and judgments that are based on the plans and estimates we use to manage our underlying business. Changes in our assumptions, plans and estimates may materially impact our income tax expense. We can support a large portion of our net deferred tax asset through the evaluation of prudent and feasible tax planning strategies that would result in realization of deferred tax assets. Our tax planning strategies primarily involve the acceleration of royalty and cost-sharing payments under agreements that are currently in place between BMC Software and its foreign affiliates. Under these agreements, the acceleration of such payments is at our sole discretion. Each year we must evaluate the amount of domestic deferred tax assets that could be supported by the acceleration of these taxable income streams. In our evaluation we also considered negative evidence such as our inability to carryback losses to earlier tax years. After a thorough evaluation of both the positive and negative evidence, we concluded that a valuation allowance is not required except for certain specific items discussed below and that our net deferred tax asset as of March 31, 2006 is supportable. After a thorough evaluation of both the positive and negative evidence for fiscal 2005, we concluded that a valuation allowance was not necessary beyond certain specific items and that our net deferred tax asset as of March 31, 2005 was supportable. Consistent with this judgment, we recorded a $26.7 million tax benefit as part of the total income tax expense for fiscal 2005, for the reversal of the valuation allowance previously recorded against our deferred tax assets. We also reduced our valuation allowance and recorded an increase to additional paid-in capital of $13.8 million for tax benefits attributable to non-qualified stock option exercises in prior years that resided in the net operating loss carryforwards that were utilized in fiscal 2005. During fiscal 2004, we evaluated all available positive and negative evidence and concluded that a valuation allowance was required for a portion of our deferred tax asset.
          SFAS No. 109 also requires the evaluation of the character of income that generated our deferred tax assets and the jurisdictions involved. Our deferred tax assets include losses that are attributable to capital transactions that require future taxable income of a specific character in order to utilize. In fiscal 2005, we maintained a valuation allowance against this specific asset as we did not have positive evidence that supported the utilization of the capital loss. Subsequent to fiscal 2006, we entered into a firm contract to sell the real estate associated with our corporate headquarters in Houston. We expect this sale to generate sufficient capital gain income to offset our current capital loss deferred tax assets. We anticipate that this transaction provides the positive evidence necessary to release the valuation allowance that we had established against the capital loss deferred tax assets. We have also maintained a valuation allowance against a research and development credit acquired as part of the Marimba acquisition due to various uncertainties regarding the utilization of this specific asset. In fiscal 2005, we increased our valuation allowance and recorded an increase to goodwill of $2.7 million related to this acquired asset. If this valuation allowance is reduced in a future year, a related reduction to goodwill would be recognized. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis. See Note 6 to the accompanying Consolidated Financial Statements for more information regarding our deferred tax assets.
          We provide for the U.S. income tax effect on the earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside of the United States. At March 31, 2006, we have a deferred tax asset of $2.8 million related to excess foreign tax credits that are available to offset U.S. income taxes on the earnings that we do not consider indefinitely reinvested under APB Opinion No. 23. As of March 31, 2006, the cumulative earnings upon which U.S. income taxes have not been provided were approximately $82.6 million. If these earnings were repatriated to the United States or they were no longer determined to be indefinitely reinvested under APB Opinion No. 23, the potential tax liability for these earnings is approximately $27.6 million, assuming full utilization of the foreign tax credits associated with these earnings. The balance of indefinitely reinvested earnings as of fiscal 2005 was $770.0 million. The balance of $82.6 million as of fiscal 2006 is substantially lower due to the repatriation of the majority of our indefinitely reinvested earnings under the Act.

          The American Jobs Creation Act of 2004 (the Act) was enacted on October 24, 2004, and provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. In June 2005, our Board of Directors approved a plan to repatriate approximately $717 million of foreign earnings. During fiscal 2006, we executed this plan and repatriated $708.8 million of foreign earnings and recorded a federal and state tax expense of $35.5 million associated with these repatriated earnings.
          As of March 31, 2006, we have foreign tax credit carryforwards of $16.0 million that will expire between 2012 and 2014 and research and development tax credit carryforwards of $5.7 million (net of a $2.7 million valuation allowance) that will expire in 2020 and 2021. We also have alternative minimum tax credit carryforwards of $0.4 million that are not subject to expiration. We have state net operating losses carryforwards of $42.4 million and foreign net operating losses of $0.4 million which expire between 2009 and 2023 that we believe we will be able to utilize. In addition, there are other state and foreign net operating losses that we do not believe will be utilized and therefore we have not recorded a deferred tax asset related to these losses.
          The IRS has completed its examination of our federal income tax returns filed for the tax years ended March 31, 2002 and 2003 and issued its Revenue Agent Report (“RAR”) on December 15, 2005. We have filed our protest letter contesting the adjustments included in the RAR with the IRS Appeals Division (“Appeals office”) and expects to start discussions with the Appeals office in July 2006. We cannot predict the ultimate resolution date of these negotiations with the Appeals office. We are also currently working with the Appeals office to resolve the issues raised at examination related to our federal income tax returns filed for the tax years ended March 31, 2000 and 2001. We believe that we have meritorious defenses to the proposed adjustments raised in each examination, that adequate provisions for income taxes have been made and, therefore, that the ultimate resolution of the issues will not have a material adverse impact on our consolidated financial position or results of operations.
          October 28, 2005, the Israeli Tax Authorities (“ITA”) issued Determination of Assessments (“Assessments”) to various Israeli affiliates of the Company that covered the 1998-2002 tax years. The Israeli affiliates filed protests of the Assessments with the ITA on December 15, 2005 and have requested a hearing to pursue resolution of these Assessments with the ITA. We believe that we have meritorious defenses to the proposed adjustments raised in these Assessments, that adequate provisions for income taxes have been made, and therefore, that the ultimate resolution of the issues will not have a material adverse impact on our consolidated financial position or results of operations.
          On December 7, 2005, we filed a writ of mandamus in Brazil in order to clarify whether or not a tax applies to the remittance of software payments from our Brazilian operations. In response to the filing, the first level Court denied our request for preliminary injunction, but the merits of the case have not been analyzed. We anticipate we will prevail in this matter and intends to continue to pursue a favorable outcome. We do not expect a resolution in the near future.
          The Company’s income tax provision includes amounts that are intended to cover taxes that are probable and can be reasonably estimated, including amounts associated with the RARs and the Assessments. The actual resolution of these income tax audits could lead to an income tax liability that is materially different from the amounts that have been provided.
Recently Issued Accounting Pronouncements
          In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides guidance on evaluating other-than-temporary impairment for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method. The consensus includes a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position (FSP) No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10 — 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP delayed the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 until the FASB staff provided applicable implementation guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. During the period of delay, an entity holding investments must continue to apply relevant other-than-temporary guidance. We do not expect the new guidance to have a material effect on our consolidated financial position or results of operations.
          In November 2005, the FASB issued a proposed Staff Position (FSP), FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application of Certain Investments (FSP FAS 115-1). This FSP replaces the guidance set forth in paragraphs 10 through 18 of EITF 03-1 with references to existing other-than-

temporary impairment guidance, such as SFAS No. 115. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. There was no new implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads in the final FSP.
          BMC has incorporated the guidance of FSP FAS 115-1 with the guidance of EITF 03-1 and FAS 115 effective December 2005 in assessing impairment of its marketable securities.
          In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” In April 2005, the SEC issued a rule delaying the required adoption date for SFAS No. 123(R) to the first interim period of the first fiscal year beginning on or after June 15, 2005. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on SFAS No. 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company has adopted SFAS No. 123(R) using the modified prospective method as of April 1, 2006, the beginning of our fiscal 2007. We are currently evaluating option valuation assumptions under the Black-Scholes model in light of FAS 123(R) and the SEC guidance; the assumptions we ultimately use to adopt FAS 123(R) may be different than those currently used as discussed in Note 1(l) to the accompanying Consolidated Financial Statements.
          As permitted by SFAS No. 123, through March 31, 2006, we accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options, as the exercise prices of options granted are generally equal to the quoted market price of our common stock on the date of grant, except in limited circumstances when stock options have been exchanged in a business combination. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings (loss) and earnings (loss) per share in Note 1(l) to the accompanying Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In general, this requirement would reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the excess tax deductions recorded in fiscal 2005 were $17.3 million and 2006 was $9.9 million. We did not recognize any such tax benefits for fiscal 2004.
          In December 2005, the FSB released Staff Position (FSP) SFAS 123(R)-3, “Transition Election Related to Accounting for Tax effects of Share-based Payment Awards,” which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. The Company is currently reviewing the transition alternatives and will elect the appropriate alternative within one year of the adoption of SFAS 123(R).
Liquidity and Capital Resources
          One of our major goals is to optimize our capital structure. The key metrics we focus on in analyzing the strength of our financial position are summarized in the tables below:

	Years Ended March 31,
	2004	2005	2006
	(In millions)
Cash provided by operating activities	$498.7	$501.9	$420.9
Treasury stock acquired	170.1	87.0	411.0
Cash paid for technology acquisitions and other investments, net of cash acquired	53.8	266.1	9.4

	As of March 31,
	2005	2006
	(In millions)
Cash, cash equivalents and marketable securities	$1,283.1	$1,343.7
Trade accounts receivable, net (including current finance receivables)	354.2	291.0
Long-term trade finance receivables, net	126.1	81.9
Deferred revenue	1,642.9	1,628.3
     Operating Activities
          The table below aggregates certain line items from the accompanying Consolidated Statements of Cash Flows to present the key items affecting our cash flows from operating activities:

	Years Ended March 31,
	2004	2005	2006
	(In millions)
Net earnings (loss)	$(26.8)	$75.3	$102.0
Adjustments to net earnings (loss) for items whose cash effects are investing or financing cash flows	266.6	227.8	207.7
Decrease in accounts receivable and finance receivables	23.1	55.0	107.1
Increase (Decrease) in current and long-term deferred revenue	222.9	223.8	(14.9)
Changes in all other operating assets and liabilities, net	12.9	(80.0)	19.0

Net cash provided by operating activities	$498.7	$501.9	$420.9

•	The most significant component of Adjustments to net earnings (loss) for items whose cash effects are investing or financing cash flows is depreciation and amortization, as follows:

	Years Ended March 31,
	2004	2005	2006
	(In millions)
Depreciation	$87.8	$69.5	$57.9
Amortization of capitalized software development costs	107.5	74.9	71.1
Amortization of acquired technology	47.7	54.4	44.4
Amortization of intangible assets	13.3	20.7	32.8
Amortization of premiums (discounts) on marketable debt securities	3.1	2.2	(1.1)

Depreciation and amortization	$259.4	$221.7	$205.1

•	The most significant component of the changes in all other operating assets and liabilities in fiscal 2005 was related to cash paid for exit costs of $26.1 million, net of sublease income received, primarily related to exited leases as discussed under Fiscal 2004 Exit Activities and Related Costs above and a litigation settlement of $11.3 million to Nastel, as discussed under Settlement of Litigation above.

•	For fiscal 2006, the decrease in accounts receivables and finance receivables is primarily due to reduced transactions in fiscal 2006.

•	For all periods presented, the change in deferred revenues does not impact total operating cash flows as the offset is in earnings.

•	During fiscal 2006, we paid cash exit costs of $56.0 million and paid $56.0 million in taxes.
          We continue to finance our operations primarily through funds generated from operations. Our primary source of cash is the sale of our software licenses, software maintenance and professional services. We expect that our existing cash balances and funds generated from operating and investing activities will be sufficient to meet our liquidity requirements for the foreseeable future. If we were to make a significant acquisition in the future, we might find it advantageous to utilize third-party financing sources based on factors such as our then available cash and its source (i.e., cash held in the United States of America versus international locations), the cost of financing and our internal cost of capital.
Investing Activities
          The table below aggregates certain line items from the accompanying Consolidated Statements of Cash Flows to present the key items affecting our cash flows from investing activities:

	Years Ended March 31,
	2004	2005	2006
	(In millions)
Cash paid for technology acquisitions and other investments, net of cash acquired	$(53.8)	$(266.1)	$(9.4)
Proceeds from maturities/sales of marketable securities	229.3	330.5	315.9
Purchases of marketable securities	(322.3)	(190.9)	(291.8)
Capitalization of software development costs	(53.3)	(61.7)	(56.7)
All other, net	(48.3)	(46.4)	(18.0)

Net cash used in investing activities	$(248.4)	$(234.6)	$(60.0)

•	During fiscal 2004, we acquired Magic and made contractual adjustments to the purchase prices for the fiscal 2003 acquisitions. In fiscal 2005, we acquired Marimba, Calendra, and OpenNetwork. In fiscal 2006, we acquired KMXperts Inc. Our acquisitions are discussed in more detail under Acquisitions above and in Note 2 to the accompanying Consolidated Financial Statements.

•	The main component of other cash used in investing activities was purchases of property and equipment, which were primarily purchases of computer hardware and software in all years. In fiscal 2004, as a result of office relocations during that year, leasehold improvements were a factor..
     Financing Activities
          The table below aggregates certain line items from the accompanying Consolidated Statements of Cash Flows to present the key items affecting our cash flows from financing activities:

	Years Ended March 31,
	2004	2005	2006
	(In millions)
Payments on capital leases	$(3.2)	$(5.1)	$(7.1)
Treasury stock acquired	(170.1)	(87.0)	(411.0)
Stock options exercised and other, net	29.6	28.4	140.0

Net cash used in financing activities	$(143.7)	$(63.7)	$(278.1)

•	There were no borrowings during fiscal 2004, 2005 and 2006 and the main use of cash for financing activities was the acquisition of treasury stock in all years. During fiscal 2005 and 2006, approximately 5.3 million and 20.5 million, respectively, shares of treasury stock were purchased. We plan to increase our treasury stock purchases, subject to market conditions, other possible uses of our cash and our domestic liquidity position. See Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

•	The exercise of stock options was the primary source of cash from financing activities. During fiscal 2004, 2005 and 2006, there were 1.8 million, 2.1 million and 8.6 million options exercised, respectively.
     Cash, Cash Equivalents and Marketable Securities
          At March 31, 2006, our cash, cash equivalents and marketable securities were $1.3 billion, an increase of $60.6 million from the March 31, 2005 balance. As discussed in more detail below, this increase is primarily the result of cash flow generated from operating activities and proceeds from the exercise of stock options during fiscal 2006, partially offset by treasury stock purchases, purchases of property and equipment and software development costs. Approximately 38% of our cash, cash equivalents and marketable securities at March 31, 2006 was held in international locations and was largely generated from our international operations. Our international operations have generated approximately $82.6 million of earnings for which U.S. income taxes have not been recorded. These earnings would be subject to U.S. income tax if repatriated to the United States. The potential deferred tax liability for these earnings is approximately $27.6 million; however, we have not provided a deferred tax liability on any portion of the $82.6 million as we plan to utilize our cash in international locations for foreign investment purposes. During fiscal 2004 and 2005, we utilized cash held in international locations to fund a portion of the Magic and Calendra purchase prices.
          In June 2005, our Board of Directors approved a plan to repatriate approximately $717 million of foreign earnings to take advantage of the American Jobs Creation Act of 2004. During fiscal 2006, we executed this plan and repatriated $708.8 million of qualified earnings under the Act. We recorded an income tax provision of $35.5 million associated with these earnings.
          Our marketable securities are primarily investment grade and highly liquid. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year, and while typically yielding greater returns, investing in such securities reduces reported working capital.
     Finance Receivables
          We provide financing on a portion of our sales transactions to customers that meet our specified standards of creditworthiness. Our practice of providing financing at reasonable interest rates enhances our competitive position. We participate in established programs with third-party financial institutions to sell a significant portion of our finance receivables, enabling us to collect cash sooner and remove credit risk. The finance receivables are sold to third-party financial institutions on a non-recourse basis. We record such transfers of finance receivables to third-party financial institutions as sales of such finance receivables when we have surrendered control of such receivables, including determining that such assets have been isolated beyond our reach and the reach of our creditors. We have not guaranteed the transferred receivables and have no obligation upon default. During fiscal 2004, 2005 and 2006, we transferred $288.7 million, $247.4 million and $160.9 million, respectively, of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis. However, to meet the needs of our customers we have been providing more licensing options, and this increased focus on flexibility may lead to more customer transactions where cash payments will be received over time. This flexibility may also reduce our ability to transfer finance receivables in the future and may reduce our cash flow from operations in the near term.
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
     Treasury Stock Purchased
          Our Board of Directors has authorized a $2.0 billion stock repurchase program ($500.0 million authorized in April 2000, $500.0 million in July 2002 and $1.0 billion in November 2005). During fiscal 2006, we purchased 20.5 million shares for $411.0 million. From the inception of the repurchase plan through March 31, 2006, we have purchased 65.1 million shares for $1,190.6 million. See Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The repurchase program will continue to be funded primarily with cash generated from operations.

     Contractual Obligations
          The following is a summary of our contractual obligations as of March 31, 2006:

	Payments due by Period
	Less Than			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In millions)
Capital lease obligations	$7.0	$9.6	$—	$—	$16.6
Operating lease obligations	59.8	97.7	45.5	58.1	261.1
Purchase obligations (1)	2.7	1.5	—	—	4.2
Other long-term liabilities reflected on the balance sheet	1.5	2.9	2.7	—	7.1

Total contractual obligations (2)	$71.0	$111.7	$48.2	$58.1	$289.0

(1)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify specific terms, including quantities to be purchased and the timing of the purchase.

(2)	Total does not include contractual obligations recorded on the balance sheet as current liabilities, other than capital lease obligations.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
          We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments.
     Foreign Currency Exchange Rate Risk
          We operate globally and the functional currency for most of our non-U.S. enterprises is the local currency. For fiscal 2004, 2005 and 2006, approximately 48.4%, or $686.1 million, 48.1%, or $704.0 million, and 47.0%, or $703.6 million, respectively, of our total revenues were derived from customers outside of the United States, substantially all of which were billed and collected in foreign currencies. Similarly, substantially all of the expenses of operating our international subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize our risk from changes in foreign currency exchange rates, we utilize certain derivative financial instruments.
          We primarily utilize two types of derivative financial instruments in managing our foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to offset our exposure to certain foreign currency assets and liabilities. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of each month. Forward exchange contracts and purchased option contracts, with terms generally less than one year, are used to hedge anticipated, but not firmly committed, transactions. Principal currencies hedged are the euro and British pound in Europe, the Japanese yen and Australian dollar in the Asia Pacific region and the Israeli shekel. While we actively manage our foreign currency risks on an ongoing basis, there can be no assurance our foreign currency hedging activities will offset the full impact of fluctuations in currency exchange rates on our consolidated results of operations, cash flows and financial position.
          Based on our foreign currency exchange instruments outstanding at March 31, 2006, we estimate a one-day maximum potential loss on our foreign currency exchange instruments of $0.7 million based on a value-at-risk (“VAR”) model utilizing Monte Carlo simulation. The comparable estimate based on our foreign currency exchange instruments outstanding at March 31, 2005 was $1.9 million utilizing the same model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The average VAR for the period was

$1.4 million for fiscal 2006 and $2.2 million for fiscal 2005. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.
     Interest Rate Risk — Investments
          We adhere to a conservative investment policy, whereby our principle concern is the preservation of liquid funds while maximizing our yield on such assets. Cash, cash equivalents and marketable securities were approximately $1.3 billion at March 31, 2006, and the marketable securities of $437.8 million primarily represented different types of investment-grade debt securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, no gain or loss on any security would actually be recognized in earnings unless the instrument was sold or the loss in value was deemed to be other than temporary.
          Based on our consolidated financial position as of March 31, 2006 and our consolidated results of operations and net cash flows for fiscal 2006, we estimate that a near-term change in interest rates would not have a material effect on our future consolidated results of operations or cash flows. We used a VAR variance-covariance model to measure potential market risk on our marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.
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
          Our management carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2006. Based upon that evaluation and because of the material weakness identified below, our principal executive officer and principal financial officer believe that our disclosure controls and procedures were not effective as of March 31, 2006.
          In light of the material weakness, in preparing our consolidated financial statements as of and for the fiscal year ended March 31, 2006, we performed additional analyses and other post-closing procedures in an effort to ensure our consolidated financial statements included in this Report for the fiscal year ended March 31, 2006 have been prepared in accordance with generally accepted accounting principles. The CEO and CFO have certified that, to their knowledge, our consolidated financial statements included in this Report fairly present in all material respects the financial condition, results of operations and cash flows for the periods presented in this Report. Ernst & Young LLP’s report, dated June 14, 2006, expressed an unqualified opinion on our consolidated financial statements. This report is included in Part IV, Item 15 and should be read in its entirety.

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
          Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. Management’s assessment identified the following material weakness in BMC Software’s internal control over financial reporting.
          Management identified a material weakness in the design and operation of the Company’s internal controls over the accounting for income taxes. There was a lack of personnel with adequate expertise in income tax accounting matters, insufficient or ineffective analysis and review practices and a lack of processes to effectively reconcile income tax general ledger accounts to supporting detail and adequately verify data used in computations, which are necessary to detect whether income tax amounts are calculated properly and recorded in the proper period. This material weakness resulted in accounting errors which were corrected prior to the issuance of the consolidated financial statements for the year ended March 31, 2006.
          As a result of the material weakness existing as of March 31, 2006, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements will not be prevented or detected by our internal controls over financial reporting.
          Because of the material weakness described above, management believes that, as of March 31, 2006, we did not maintain effective internal control over financial reporting based on the COSO criteria. Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by Ernst & Young LLP, an independent register public accounting firm, as stated in their report which is included elsewhere herein.
     Changes in Internal Control over Financial Reporting
     Remediation Steps to Address Material Weakness in Accounting for Income Taxes
          We are undertaking efforts to remediate the material weakness identified above. The remediation plan includes the following actions:
•	Hire additional personnel trained and experienced in income tax accounting;

•	Reevaluate the design flow of tax compliance and accounting processes and implement new and improved processes;

•	Implement new controls around income tax accounting that address the accuracy and timely delivery of regional and corporate tax analyses;

•	Improve analytic documentation to provide greater transparency of supporting details; and

•	Implement a new income tax software application in order to provide accurate support for quarterly and annual tax reporting.
          We anticipate the actions described above and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will, over time, address the material weakness that we identified in our internal control over financial reporting as of March 31, 2006. However, because many of the remedial actions we have undertaken are very recent and because they relate, in part, to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several fiscal quarters may be required prior to management being able to conclude that the material weakness has been eliminated.
          During the fourth fiscal quarter of 2006, we continued our remediation with respect to three previously disclosed material weaknesses. With respect to our previously disclosed material weakness in the area of timely and properly monitoring of VSOE of fair value of our maintenance and professional services, there were no specific actions during the fourth quarter which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. With respect to our previously disclosed material weakness in the area of monitoring and analyzing our deferred revenue and accurately recognizing such revenue, during the fourth quarter we enhanced our quarterly analysis and documentation of amounts deferred and recognized for the quarter. This change is reasonably likely to materially affect our internal control over financial reporting. With respect to our previously disclosed material weakness in the area of accounting for sales commissions, during the fourth quarter we instituted detailed quarterly analysis to identify any unusual transactions. This change is reasonably likely to materially affect our internal control over financial reporting. As of March 31, 2006, these three previously disclosed material weaknesses no longer exist as material weaknesses.
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
ITEM 9B. Other Information
          Our Compensation Committee recently approved the payouts for year end bonuses for our CEO and other named executive officers for fiscal 2006 to be paid on or about June 15, 2006. In recognition of our performance in fiscal 2006, the Compensation Committee awarded additional bonuses as follows: Bob Beauchamp — $233,100, Cosmo Santullo — $141,525, Dan Barnea - $117,938, and Steve Solcher — $22,200. Such bonuses are in addition to payouts for annual EPS and annual margin per the previously approved compensation plan. Inclusive of all bonuses paid for fiscal 2006, our CEO and named executive officers were paid at approximately 85% of their bonus targets, except for Mr. Solcher who served as a named executive officer for only part of the fiscal year.
PART III
ITEM 10. Directors and Executive Officers of the Registrant
          The information required by this item will be included in our definitive Proxy Statement in connection with our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), which will be filed with the SEC within

120 days after the end of the fiscal year ended March 31, 2006, under the headings “ELECTION OF DIRECTORS” and “EXECUTIVE OFFICERS” and is incorporated herein by reference.
ITEM 11. Executive Compensation
          The information required by this item will be set forth in the 2006 Proxy Statement under the headings “COMPENSATION OF DIRECTORS” and “EXECUTIVE COMPENSATION” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information required by this item will be set forth in the 2006 Proxy Statement under the headings “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “EQUITY COMPENSATION PLANS” and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions
          The information required by this item will be set forth in the 2006 Proxy Statement under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
          The information required by this item will be set forth in the 2006 Proxy Statement under the heading “AUDITOR FEES” and is incorporated herein by reference.
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

Schedule II — Valuation Accounts	91
          All other financial statement schedules are omitted because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned Consolidated Financial Statements.

          3. The following Exhibits are filed with this Report or incorporated by reference as set forth below.

Exhibit
Number

3.1	—	Restated Certificate of Incorporation of the Company; incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-22892).

3.2	—	Certificate of Amendment of Restated Certificate of Incorporation; incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.

3.3	—	Certificate of Amendment of Restated Certificate of Incorporation filed November 30, 1999; incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 the 2002 10-K.

3.4	—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1(a)	—	BMC Software, Inc. 1994 Employee Incentive Plan (as amended and restated); incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A filed July 21, 1997.

10.1(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995 (the 1995 10-K).

10.1(c)	—	Amendment to BMC Software, Inc. 1994 Employee Incentive Plan (as amended and restated effective as of August 25, 1997); incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed July 19, 2005.

10.2(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to the 1995 10-K.

10.2(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

10.3	—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

10.4(a)	—	BMC Software, Inc. 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.4(b)	—	First Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(b) to the 2002 10-K.

10.4(c)	—	Second Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(c) to the 2002 10-K.

10.4(d)	—	Form of Stock Option Agreement employed under 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(d) to the 2002 10-K.

10.5(a)	—	BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

10.5(b)	—	First Amendment to BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by

Exhibit
Number

reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

10.5(c)	—	Form of BMC Software, Inc. 1994 Deferred Compensation Plan Trust Agreement; incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

10.6(a)	—	Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

10.6(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(b) to the 2002 10-K.

10.6(c)	—	Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (the 2003 10-K).

10.6(d)	—	Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(d) to the company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the 2004 10-K).

10.7(a)	—	Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.7(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(b) to the 2002 10-K.

10.7(c)	—	Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(c) to the 2003 10-K.

*10.7(d)	—	Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea.

*10.7(e)	—	Amendment No. 4 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea.

*10.7(f)	—	Amendment No. 5 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea.

*10.7(g)	—	Amendment No. 6 to Executive Employment Agreement between BMC software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(g) to the April 24, 2006 8-K.

10.8(a)	—	BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to the Company’s 2002 proxy statement filed with the SEC on Schedule 14A (the 2002 Proxy Statement).

10.8(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 2003 10-K.

10.9(a)	—	BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Appendix C to the 2002 Proxy Statement.

Exhibit
Number

10.9 (b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Exhibit 10.9(b) to the 2003 10-K.

10.10	—	BMC Software, Inc. Short-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.11	—	BMC Software, Inc. Long-term Incentive Performance Award Program; incorporated by reference to Exhibit 10.11 to the 2003 10-K.

10.12	—	Executive Employment Agreement, as amended, between BMC Software, Inc. and Stephen B. Solcher, incorporated by reference to Exhibit 10.12 to the December 22, 2005 8-K.

10.13	—	Executive Employment Agreement between BMC Software, Inc. and Cosmo Santullo; incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated November 1, 2004 (the November 1, 2004 8-K).

10.14	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.14 to the November 1, 2004 8-K.

10.15	—	Form of Restricted Stock Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.15 to the November 1, 2004 8-K.

10.16	—	Executive Employment Agreement between BMC Software, Inc. and Denise M. Clolery; incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.17	—	Executive Employment Agreement between BMC Software, Inc. and Michael A. Vescuso; incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

*10.18	—	Executive Employment Agreement between BMC Software, Inc. and Harold I. Goldberg.

10.19	—	Purchase and Sale Agreement between BMC Software Texas, L.P. and BMC Software, Inc. as Seller and TPG/CALSTRS, LLC as Purchaser dated June 6, 2006; incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K dated June 6, 2006.

10.20	—	Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K dated June 12, 2006.

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*31.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C.

Exhibit
Number

Section 1350.

*32.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

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
     Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. Management’s assessment identified the following material weakness in BMC Software’s internal control over financial reporting.
     Management identified a material weakness in the design and operation of the Company’s internal controls over the accounting for income taxes. There was a lack of personnel with adequate expertise in income tax accounting matters, insufficient or ineffective analysis and review practices and a lack of processes to effectively reconcile income tax general ledger accounts to supporting detail and adequately verify data used in computations, which are necessary to detect whether income tax amounts are calculated properly and recorded in the proper period. This material weakness resulted in accounting errors which were corrected prior to the issuance of the consolidated financial statements for the year ended March 31, 2006.
     As a result of the material weakness existing as of March 31, 2006, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements will not be prevented or detected by our internal control over financial reporting.
     Because of the material weakness described above, management believes that, as of March 31, 2006, we did not maintain effective internal control over financial reporting based on the COSO criteria. Management’s assessment of our internal control over financial reporting as of March 31, 2006 has been audited by our independent registered public accounting firm. Their report also appears in this Report in Part IV, Item 15.

/s/ Robert E. Beauchamp
Robert E. Beauchamp
President and Chief Executive Officer

/s/ Stephen B. Solcher
Stephen B. Solcher
Senior Vice President and Chief Financial Officer

June 14, 2006	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of BMC Software, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BMC Software, Inc. (“BMC Software” or “the Company”) did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of the material weakness in the design and operation of internal controls over the accounting for income taxes identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BMC Software’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. A material weakness was identified in the design and operation of the Company’s internal controls over the accounting for income taxes as of March 31, 2006. There was a lack of personnel with adequate expertise in income tax accounting matters, insufficient or ineffective analysis and review practices and a lack of processes to effectively reconcile income tax general ledger accounts to supporting detail and adequately verify data used in computations, which are necessary to detect whether income tax amounts are calculated properly and recorded in the proper period. This material weakness resulted in accounting errors which were corrected prior to the issuance of the consolidated financial statements for the year ended March 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2006 consolidated financial statements, and this report does not affect our report dated June 14, 2006 on those financial statements.

     In our opinion, management’s assessment that BMC Software did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, BMC Software has not maintained effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Houston, Texas

June 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of BMC Software, Inc.
     We have audited the accompanying consolidated balance sheets of BMC Software, Inc. and subsidiaries as of March 31, 2005 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BMC Software, Inc. and subsidiaries at March 31, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BMC Software Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2006 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
June 14, 2006

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	2006
	(In millions, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$820.1	$905.9
Marketable securities	108.7	157.5
Accounts receivable:
Trade, net	202.4	167.8
Current trade finance receivables, net	151.8	123.2

Total accounts receivable	354.2	291.0
Current deferred tax assets	86.8	43.4
Other current assets	106.1	108.6

Total current assets	1,475.9	1,506.4
Property and equipment, net	383.7	352.1
Software development costs and related assets, net	126.1	110.8
Long-term marketable securities	354.3	280.3
Long-term trade finance receivables, net	126.1	81.9
Acquired technology, net	65.9	23.7
Goodwill	559.7	561.4
Intangible assets, net	62.3	29.8
Other long-term assets	188.4	264.5

Total assets	$3,342.4	$3,210.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable:
Trade	$38.1	$74.6
Current trade finance payables	24.2	66.9

Total accounts payable	62.3	141.5
Accrued liabilities	283.5	252.1
Current portion of deferred revenue	769.3	808.8

Total current liabilities	1,115.1	1,202.4
Long-term deferred revenue	873.6	819.5
Other long-term liabilities	91.9	90.2

Total liabilities	2,080.6	2,112.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.0 shares issued and outstanding	2.5	2.5
Additional paid-in capital	571.7	592.5
Retained earnings	1,168.3	1,264.4
Accumulated other comprehensive income (loss)	(14.9)	(22.4)

	1,727.6	1,837.0
Less treasury stock, at cost, 28.3 and 39.7 shares	(459.3)	(735.3)
Less unearned portion of stock-based compensation	(6.5)	(2.9)

Total stockholders’ equity	1,261.8	1,098.8

Total liabilities and stockholders’ equity	$3,342.4	$3,210.9

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31,
	2004	2005	2006
	(In millions, except per share data)
Revenues:
License	$577.4	$546.5	$527.0
Maintenance	756.4	824.3	878.8
Professional services	84.9	92.2	92.6

Total revenues	1,418.7	1,463.0	1,498.4
Cost of license revenues	177.3	136.4	124.4
Cost of maintenance revenues	212.1	186.0	177.6
Cost of professional services	79.2	91.8	86.3
Selling and marketing expenses	610.2	557.7	524.3
Research and development expenses	249.9	215.1	212.6
General and administrative expenses	174.6	213.1	211.9
Amortization of intangible assets	13.3	20.7	32.8
Acquired research and development	1.0	4.0	—
Impairment of goodwill	—	3.7	—
Settlement of litigation	—	11.3	—

Total operating expenses	1,517.6	1,439.8	1,369.9

Operating income (loss)	(98.9)	23.2	128.5
Interest and other income, net	72.9	79.6	75.8
Interest expense	(1.1)	(2.0)	(1.7)
Gain (Loss) on marketable securities and other investments	(2.3)	(2.6)	1.2

Other income, net	69.5	75.0	75.3

Earnings (loss) before income taxes	(29.4)	98.2	203.8
Income tax provision (benefit)	(2.6)	22.9	101.8

Net earnings (loss)	$(26.8)	$75.3	$102.0

Basic earnings (loss) per share	$(0.12)	$0.34	$0.47

Diluted earnings (loss) per share	$(0.12)	$0.34	$0.47

Shares used in computing basic earnings (loss) per share	226.7	222.0	216.0

Shares used in computing diluted earnings (loss) per share	226.7	224.0	218.9

Comprehensive income (loss):
Net earnings (loss)	$(26.8)	$75.3	$102.0
Foreign currency translation adjustment	1.1	6.8	(5.7)
Unrealized gain (loss) on securities available for sale:
Unrealized gain (loss), net of taxes of $1.8, $6.6 and $0.7	(3.4)	(12.3)	(1.4)
Realized (gain) loss included in net earnings (loss), net of taxes of $0.4, $(0.6) and $0.6	(0.7)	1.0	(0.8)

	(4.1)	(11.3)	(2.2)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss), net of taxes of $0 , $1.0 and $(1.0)	(5.2)	(1.9)	1.8
Realized (gain) loss included in net earnings (loss), net of taxes of $0, $(1.2) and $0.8	5.2	2.2	(1.4)

	—	0.3	0.4

Comprehensive income (loss)	$(29.8)	$71.1	$94.5

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2004, 2005 and 2006

							Unrealized
						Unrealized	Gain
						Gain (Loss)	(Loss) on
					Foreign	on Securities	Derivative		Unearned
			Additional		Currency	Available for	Instruments,	Treasury	Portion of	Total
	Common Stock		Paid-in	Retained	Translation	Sale, Net of	Net of	Stock,	Stock-Based	Stockholders’
	Shares	Amount	Capital	Earnings	Adjustment	Taxes	Taxes	at Cost	Compensation	Equity
	(In millions)
Balance, March 31, 2003	249.0	2.5	537.0	1,143.9	(23.4)	16.4	(0.7)	(290.1)	(2.2)	1,383.4
Net earnings (loss)	—	—	—	(26.8)	—	—	—	—	—	(26.8)
Foreign currency translation adjustment	—	—	—	—	1.1	—	—	—	—	1.1
Treasury stock purchases	—	—	—	—	—	—	—	(170.1)	—	(170.1)
Shares issued/forfeited for stock-based compensation	—	—	0.2	(8.3)	—	—	—	38.5	(0.8)	29.6
Earned portion of stock-based compensation	—	—	—	—	—	—	—	—	2.1	2.1
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	(3.4)	—	—	—	(3.4)
Realized (gain) loss on securities available for sale	—	—	—	—	—	(0.7)	—	—	—	(0.7)
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	—	(5.2)	—	—	(5.2)
Realized (gain) loss on derivative instruments	—	—	—	—	—	—	5.2	—	—	5.2

Balance, March 31, 2004	249.0	2.5	537.2	1,108.8	(22.3)	12.3	(0.7)	(421.7)	(0.9)	1,215.2
Net earnings	—	—	—	75.3	—	—	—	—	—	75.3
Foreign currency translation adjustment	—	—	—	—	6.8	—	—	—	—	6.8
Treasury stock purchases	—	—	—	—	—	—	—	(87.0)	—	(87.0)
Shares issued/forfeited for stock-based compensation	—	—	(3.7)	(15.8)	—	—	—	49.4	(1.5)	28.4
Earned portion of stock-based compensation	—	—	—	—	—	—	—	—	3.9	3.9
Tax benefit of stock-based compensation	—	—	17.3	—	—	—	—	—	—	17.3
Stock options issued in connection with an acquisition	—	—	20.9	—	—	—	—	—	(8.0)	12.9
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	(12.3)	—	—	—	(12.3)
Realized (gain) loss on securities available for sale	—	—	—	—	—	1.0	—	—	—	1.0
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	—	(1.9)	—	—	(1.9)
Realized (gain) loss on derivative instruments	—	—	—	—	—	—	2.2	—	—	2.2

Balance, March 31, 2005	249.0	$2.5	$571.7	$1,168.3	$(15.5)	$1.0	$(0.4)	$(459.3)	$(6.5)	$1,261.8

Net earnings	—	—	—	102.0	—	—	—	—	—	102.0
Foreign currency translation adjustment	—	—	—	—	(5.7)	—	—	—	—	(5.7)
Treasury stock purchases	—	—	—	—	—	—	—	(411.0)	—	(411.0)
Shares issued/forfeited for stock-based compensation	—	—	10.3	(5.9)	—	—	—	135.0	0.6	140.0
Earned portion of stock-based compensation	—	—	—	—	—	—	—	—	3.0	3.0
Tax benefit of stock-based compensation	—	—	10.5	—	—	—	—	—	—	10.5
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	(1.4)	—	—	—	(1.4)
Realized (gain) loss on securities available for sale	—	—	—	—	—	(0.8)	—	—	—	(0.8)
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	—	1.8	—	—	1.8
Realized (gain) loss on derivative instruments	—	—	—	—	—	—	(1.4)	—	—	(1.4)

Balance, March 31, 2006	249.0	$2.5	$592.5	$1,264.4	$(21.2)	$(1.2)	$—	$(735.3)	$(2.9)	$1,098.8

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2004	2005	2006
	(In millions)
Cash flows from operating activities:
Net earnings (loss)	$(26.8)	$75.3	$102.0
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Acquired research and development and merger-related costs and compensation charges	1.0	4.0	—
Depreciation and amortization	259.4	221.7	205.1
(Gain) loss on sale or impairment of technology assets and investments	0.3	2.6	(1.2)
Impairment of goodwill	—	3.7	—
(Gain) loss on sale/disposal of property and equipment	3.8	(0.1)	0.3
(Gain) on previously securitized finance receivables	—	(8.0)	—
Deferred income tax benefit	(35.9)	(33.4)	(1.2)
Earned portion of stock-based compensation	2.1	3.9	3.0
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	20.2	2.1	36.6
(Increase) decrease in finance receivables	(5.4)	54.1	70.5
(Increase) decrease in income taxes receivable	2.3	3.3	(0.1)
Increase (decrease) in current and long-term deferred revenue	231.2	222.6	(14.9)
Increase (decrease) in payable to third-party financing institutions for finance receivables	(11.2)	(7.5)	45.2
Increase (decrease) in accrued exit costs	68.6	(27.4)	(15.1)
Change in other operating assets and liabilities	(10.9)	(15.0)	(9.3)

Net cash provided by operating activities	498.7	501.9	420.9

Cash flows from investing activities:
Cash paid for technology acquisitions and other investments, net of cash acquired	(53.8)	(266.1)	(9.4)
Cash receipts from previously securitized finance receivables	—	10.0	—
Purchases of marketable securities	(322.3)	(190.9)	(291.8)
Proceeds from maturities/sales of marketable securities	229.3	330.5	315.9
Purchases of property and equipment	(50.4)	(57.7)	(24.1)
Capitalization of software development costs	(53.3)	(61.7)	(56.7)
Other investing activities	2.1	1.3	6.1

Net cash used in investing activities	(248.4)	(234.6)	(60.0)

Cash flows from financing activities:
Payments on capital leases	(3.2)	(5.1)	(7.1)
Treasury stock acquired	(170.1)	(87.0)	(411.0)
Stock options exercised and other	29.6	28.4	140.0

Net cash used in financing activities	(143.7)	(63.7)	(278.1)

Effect of exchange rate changes on cash	5.6	4.2	3.0

Net change in cash and cash equivalents	112.2	207.8	85.8
Cash and cash equivalents, beginning of year	500.1	612.3	820.1

Cash and cash equivalents, end of year	$612.3	$820.1	$905.9

Supplemental disclosure of cash flow information:
Cash paid for interest	$1.0	$2.0	$1.7
Cash paid for income taxes, net of amounts refunded	$14.8	$12.8	$56.0
Stock options issued and liabilities assumed in acquisitions	$10.4	$37.5	$0.2
Capital lease obligation for computer hardware	$17.1	$4.3	$9.0
The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
(a) Nature of Operations
     BMC Software, Inc. and its majority-owned subsidiaries (collectively, the Company or BMC Software) develop software that provides systems and service management solutions primarily for large enterprises. BMC Software markets, sells and supports its solutions primarily through its sales offices around the world, as well as through its relationships with independent partners. The Company also provides maintenance, enhancement and support (collectively, maintenance) for its products and performs software implementation, integration and education services for its customers. Numerous factors affect the Company’s operating results, including general economic conditions, market acceptance and demand for its products, its ability to develop new products, rapidly changing technologies and competition. For a discussion of certain of these important factors, see the discussion in Item 1A Risk Factors.
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
(d) Cash and Cash Equivalents
     The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2005 and 2006, the Company’s cash equivalents were comprised primarily of money market funds. The Company’s cash equivalents are subject to potential credit risk. The Company’s cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.
(e) Trade and Finance Receivables
     In the ordinary course of business, the Company extends credit to its customers. Trade receivables and those finance receivables that the Company has the intent and ability to hold are recorded at their outstanding principal balances, adjusted for interest receivable to date, if applicable, and adjusted by the allowance for doubtful accounts. Interest income on finance receivables is recognized using the effective interest method and is recorded as interest and other income, net in the consolidated statements of operations and comprehensive income (loss). In estimating the allowance for doubtful accounts, the Company considers the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer-specific information. When the Company ultimately concludes that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of March 31, 2005 and 2006, the allowance for doubtful trade accounts receivable was

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$7.5 million and $3.9 million, respectively, and the allowance for doubtful trade finance receivables was $0.5 million and $0.3 million, respectively. Bad debt expense for the years ended March 31, 2004, 2005 and 2006 was $(5.3) million, $(5.4) million and $(2.0) million, respectively.
     Most of the Company’s finance receivables are transferred to financial institutions. Such transfers are executed on a non-recourse basis through individual transfers, as discussed further in Note 4 — Trade Finance Receivables. Finance receivables to be transferred are recorded at the lower of outstanding principal balance, adjusted for interest receivable to date, or fair value, as determined on an individual receivable basis. As such finance receivables are typically transferred less than three months after origination, the outstanding principal balance typically approximates fair value. Finance receivables to be transferred as of March 31, 2005 and 2006, respectively, have been aggregated with current and long-term finance receivables in the accompanying consolidated balance sheets at those dates.
(f) Long-Lived Assets
Property and Equipment
     Property and equipment are stated at cost. Depreciation on property and equipment, with the exception of buildings, leasehold improvements and land, is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Depreciation on buildings is recorded using the straight-line method over the respective useful lives of the components of the buildings, which primarily range from 20 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated respective useful lives of the assets, which range from three to ten years. Land is not depreciated.
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
     A summary of property and equipment is as follows:

	March 31,
	2005	2006
	(In millions)
Land	$26.8	$26.8
Buildings and leasehold improvements	329.5	329.9
Computers, software, furniture and equipment	375.9	363.4
Projects in progress	10.3	9.5

	742.5	729.6
Less accumulated depreciation and amortization	(358.8)	(377.5)

Net property and equipment	$383.7	$352.1

     Depreciation expense recorded during the years ended March 31, 2004, 2005 and 2006, was $87.8 million, $69.5 million and $57.9 million, respectively.
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

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Software Development Costs
     Costs of internally developed software are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The capitalized software costs are amortized over the products’ respective estimated economic lives, which are typically three years, beginning when the underlying products are available for general release to customers. Each quarter, the Company analyzes the realizability of its recorded software assets under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The amortization of capitalized software development costs, including amounts accelerated for products that were not expected to generate sufficient future revenues to realize their carrying values, is included in cost of license revenues in the consolidated statements of operations and comprehensive income (loss). The following table summarizes the amounts capitalized and amortized during the years ended March 31, 2004, 2005 and 2006.

	Years Ended March 31,
	2004	2005	2006
	(In millions)
Software development costs capitalized	$(53.3)	$(61.7)	$(56.7)
Total amortization	107.5	74.9	71.1

Net impact on operating expenses	$54.2	$13.2	$14.4

Accelerated amortization included in total amortization above	$19.1	$2.8	$0.8
     The Company reviewed its product portfolio during the years ended March 31, 2002 and March 31, 2003 and discontinued certain products. To the extent that there were any capitalized software development costs remaining on the balance sheet related to these products, the Company accelerated the amortization of these balances. The continued need to accelerate amortization to maintain the Company’s capitalized software costs at net realizable value, the results of the valuation performed for the Remedy acquisition that indicated a three-year life was appropriate for that acquired technology and changes in the average life cycles for certain of our software products caused the Company to evaluate the estimated economic lives for its internally developed software products. As a result of this evaluation, the Company revised the estimated economic lives of certain products as of January 1, 2003, such that most products at that date would be amortized over an estimated life of three years. These changes in estimated economic lives resulted in an additional pretax impact of $36.8 million of amortization expense in the year ended March 31, 2004, and reduced basic and diluted earnings per share for the year ended March 31, 2004 by $0.14 per share.
Acquired Technology, Goodwill and Intangible Assets
     Acquired technology, representing developed technology of acquired businesses, is stated at cost and is amortized on a straight-line basis over the products’ respective estimated economic lives, which are typically three years. Amortization expense for the years ended March 31, 2004, 2005 and 2006 was $47.7 million, $54.4 million and $44.4 million, respectively, and is included in cost of license revenues in the consolidated statements of operations and comprehensive income (loss). The Company analyzes the realizability of its acquired technology assets under the provisions of SFAS No. 86 on a quarterly basis.
     Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and other intangibles are stated at cost. Goodwill and intangible assets with indefinite useful lives are not amortized, but rather are tested for impairment annually and when events or changes in circumstances indicate that the fair value of a reporting unit or intangible asset has been reduced below carrying value. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination, which are the reporting units to which the related acquired technology is assigned. The Company then determines the fair value of the reporting units with goodwill using a combination of the income and market approaches on an invested capital basis. The Company determines the amount of any impairment of intangible assets with indefinite lives using the

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income approach. Intangible assets with finite useful lives are amortized over those useful lives, which are typically two to four years, and are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. As discussed in Note 5 — Goodwill and Intangible Assets, an impairment loss was recognized for certain goodwill assets during the year ended March 31, 2005.
(g) Foreign Currency Translation and Risk Management
     The Company operates globally and the functional currency for the majority of its non-U.S. enterprises is the local currency. Financial statements of these foreign operations are translated into U.S. dollars using the current rate method in accordance with SFAS No. 52, “Foreign Currency Translation.” As a result, the Company’s U.S. dollar net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize the Company’s risk from changes in foreign currency exchange rates, the Company utilizes certain derivative financial instruments.
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
     The Company primarily uses forward exchange contracts and purchased option contracts to manage its foreign currency exchange risk. Forward exchange contracts are used to offset its exposure to certain foreign currency assets and liabilities. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of each month. These forward exchange contracts are not designated as hedges, and therefore, the changes in the fair values of these derivatives are recognized currently in earnings and are reported in general and administrative expenses as a component of operating expenses, thereby offsetting the current earnings effect of the related foreign currency assets and liabilities. The fair value associated with these forward exchange contracts at March 31, 2005 and 2006 was not material.
     Forward exchange contracts and purchased option contracts are used by the Company to hedge anticipated, but not firmly committed, transactions, and qualify as cash flow hedges. Probability weightings are applied to forecasted transactions up to one year into the future, and contracts are purchased to hedge the foreign currency exchange risk on these weighted amounts with specified transactions being designated as the hedged item. At March 31, 2006, the Company’s hedging period for forecasted transactions does not exceed twelve months. At inception, these derivatives are expected to be highly effective. Changes in the fair value of a derivative that is designated as a cash flow hedge and is highly effective are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same line item as the hedged transaction. The fair value of a forward exchange contract represents the present value of the change in forward exchange rates times the notional amount of the derivative. The fair value of a purchased option contract is estimated using the Black-Scholes option-pricing model. The fair value of these forward exchange contracts and purchased option contracts at March 31, 2005 was $0.5 million and is included in other current assets on the consolidated balance sheet. There were no outstanding forward exchange contracts or purchased option contracts at March 31, 2006.
     On an ongoing basis, the Company assesses whether each derivative continues to be highly effective in offsetting changes in the cash flows of hedged items. If and when a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is included in current period earnings. The balances in accumulated other comprehensive income (loss) related to derivative instruments as of March 31, 2006 are expected to be recognized in earnings over the next twelve months. During the years ended March 31, 2004 and 2005, the Company did not recognize any amounts in earnings due to hedge ineffectiveness. During the year ended March 31, 2006, the Company recognized negligible amounts in earnings due to hedge ineffectiveness. During the years ended March 31, 2004, 2005, and 2006, respectively, the Company did not discontinue any cash flow hedges.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     General and administrative expenses included $0.2 million, $(0.5) million and $0.8 million for the fiscal years 2004, 2005 and 2006, respectively, related to derivative financial instruments and unhedged foreign exchange exposures.
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
(h) Treasury Stock
     Our Board of Directors has authorized a $2.0 billion stock repurchase program ($500.0 million stock in April 2000, $500.0 million in July 2002 and $1.0 billion in November 2005). During the years ended March 31, 2004, 2005 and 2006, 10.0 million, 5.3 million and 20.5 million shares, respectively, were purchased for $170.1 million, $87.0 million, and $411.0 million, respectively, under these authorizations. This program does not have an expiration date.
(i) Revenue Recognition and Deferred Revenue
     The Company generates revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and, to a lesser extent, from providing professional services. The Company recognizes revenue in accordance with AICPA SOP 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” for all transactions including the sale of software licenses and services. The Company recognizes revenue when all of the following four criteria are met: (i) legally binding, written arrangement is executed, (ii) delivery has occurred and acceptance, to the extent required, is received, (iii) arrangement fee is fixed or determinable and (iv) collection of the arrangement fee is deemed probable. If the Company determines that any one of the four criteria is not met, the Company will defer recognition of revenue until all the criteria are met, as required by SOPs 97-2 and 98-9.
     License revenues consist of fees charged for the use of the Company’s software products licensed under perpetual or term agreements. Substantially all of the Company’s software licenses are sold in multiple element arrangements (i.e., licenses are sold either with maintenance or with maintenance and professional services). Perpetual license revenues included in multiple element arrangements are recognized under the residual method, such that the consideration is allocated to the various other undelivered elements included in the agreement based upon the vendor-specific objective evidence of the fair value of those elements, with the residual being allocated to license revenues. Revenues allocated to the undelivered elements of a contract are deferred until such time as those elements are delivered or the services are rendered. The Company has established vendor-specific objective evidence of the fair value of its maintenance through the renewal rates in the contractual arrangements with its customers and through independent sales of maintenance at these stated renewal rates. These renewal rates reflect a consistent relationship by pricing maintenance as a percentage of the discounted or undiscounted license list price. Vendor-specific objective evidence of the fair value of professional services is based on the daily rates determined from the Company’s contracts for services alone, which are time-and-materials based. In the event a contract contains multiple elements for which the Company has not established vendor-specific objective evidence of fair value, all revenues from the contract are deferred until such evidence is established or deferred until those elements are delivered or are recognized on a ratable basis. The Company has not established vendor-specific objective evidence for undelivered elements in arrangements which include software products for which the maintenance pricing is based on both discounted and undiscounted license list prices, certain arrangements which include unlimited licensing rights, arrangements which include products with differing maintenance periods and

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
arrangements which include rights to future unspecified software licenses. License arrangements including these undelivered elements are recognized ratably over the term of the arrangement. Term license arrangements are recognized ratably over the term of the arrangement as the Company has not established vendor-specific objective evidence of the fair value of maintenance in these arrangements.
     When software licenses are sold together with professional services, the majority of license revenues are recognized upon delivery of the product as the Company does not provide significant customization of software products and the professional services are not essential to the functionality of the delivered software.
     The Company also executes arrangements with agents, distributors and resellers (collectively, resellers). Resellers act as the principals in the transactions with the end users of the Company’s software, and the rewards of ownership are passed to the resellers upon the execution of the Company’s arrangement with them. The Company recognizes revenues from transactions with resellers on a net basis (the amount actually received by the Company from the resellers). The Company does not offer a right of return, rotation or price protection in its sales to resellers, and it is the Company’s policy to only accept orders from resellers that specifically name an end-user.
     Revenues from license and maintenance transactions that are financed are generally recognized in the same manner as those requiring current payment, as the Company has a history of offering installment contracts to customers and successfully enforcing original payment terms without making concessions. If the fee under an arrangement is not fixed or determinable, the Company recognizes revenue when payments become due under the arrangement. If the Company determines that a transaction is not probable of collection or the risk of concession is considered to be high, the Company recognizes revenue upon cash receipt.
     Maintenance revenues consist of fees charged for technical support and advice, error corrections and unspecified product enhancements released during the term of the maintenance arrangement. Maintenance revenues are recognized ratably over the terms of the arrangements, which primarily range from one to five years, on a straight-line basis.
     Professional services revenues consist of fees charged for consulting and implementation services generally performed on a time and materials basis. Revenues from the performance of professional services are recognized as the services are performed.
     On occasion, the Company has purchased goods or services (e.g., IT equipment, software applications and marketing services purchased in the normal course of the Company’s business) for its operations from customers at or about the same time that the Company licensed software to these customers. License revenues from such transactions represent less than one percent of total license revenues in any period.
     Deferred revenue is comprised of deferred maintenance, license and professional services revenues. Deferred maintenance revenue is not recorded on arrangements with trade payment terms until the related maintenance fees have been collected. The components of deferred revenue as of March 31, 2005 and 2006 are as follows:

	March 31,
	2005	2006
	(In millions)
Current:
Maintenance	$568.4	$587.6
License	170.3	203.0
Professional services	30.6	18.2

Total current deferred revenue	769.3	808.8
Long-term:
Maintenance and other	636.7	590.2
License	236.9	229.3

Total long-term deferred revenue	873.6	819.5

Total deferred revenue	$1,642.9	$1,628.3

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(j) Costs of License and Maintenance Revenues
Cost of license revenues is primarily comprised of (i) the amortization of capitalized software costs for internally developed products, (ii) amortization of purchased software included in internally developed products, (iii) amortization of acquired technology for products acquired through business combinations, (iv) license-based royalties to third parties, (v) production and distribution costs for initial product licenses and (vi) severance and facilities costs related to exit activities discussed in Note 11 – Exit Activities and Related Costs. The cost of license revenues consisted of the following:

	Years Ended March 31,
	2004	2005	2006
	(In millions)
Amortization of capitalized software development costs	$107.5	$74.9	$71.1
Amortization of acquired technology	47.7	54.4	44.4
Expenses related to exit activities	12.2	(0.8)	1.2
Other	9.9	7.9	7.7

	$177.3	$136.4	$124.4

     The cost of maintenance revenues is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance, enhancement and support services to the Company’s customers. The cost of maintenance revenues for the years ended March 31, 2004, 2005 and 2006 also included a portion of the severance and facilities costs related to exit activities discussed in Note 11 — Exit Activities and Related Costs. The cost of maintenance revenues consisted of the following:

	Years Ended March 31,
	2004	2005	2006
	(In millions)
Cost of maintenance services	$186.2	$182.2	$162.1
Expenses related to exit activities	20.5	(1.9)	2.8
Other	5.4	5.7	12.7

	$212.1	$186.0	$177.6

(k) Sales Commissions
     The Company pays commissions to its direct sales force related to its revenue transactions under commission plans established annually. The Company defers sales commission expense that is directly related to license and maintenance revenues that are deferred. After initial deferral, these commissions are recognized as selling and marketing expenses in the consolidated statements of operations and comprehensive income (loss) over the terms of the related customer contracts, in proportion to the recognition of the associated revenues. The commission payments, which are typically paid in full in the month following execution of the customer contracts, are a direct and incremental cost of the revenue arrangements. The deferred commissions as of March 31, 2004, 2005 and 2006 to be recognized as expense in the future were $14.0 million, $58.8 million and $50.0 million, respectively.
(l) Stock-Based Compensation
     The Company has numerous stock plans that provide for the grant of common stock options and restricted stock to employees and directors of the Company. Under the option plans, all options issued during the fiscal years March 31, 2004, 2005 and 2006 have been granted with exercise prices equal to the quoted market price on the date of grant and have a ten-year term, except for the 2.1 million replacement stock options issued below fair market value and 0.2 million replacement stock options issued above fair market value during the year ended March 31 2005, as consideration in the Marimba acquisition. The purchase price for this acquisition included $20.9 million related to the replacement options issued, of which $8.0 million was allocated to unearned portion of stock-based compensation, reflecting the portion of the intrinsic value of the 1.2 million unvested options issued that will

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be earned over the remaining vesting periods of those options. This amount will be recognized as compensation expense over the remaining vesting periods of the options for the options that ultimately vest. The restricted stock issued under the Company’s stock plans is subject to transfer restrictions that lapse over one to four years. The Company also has an employee stock purchase plan (ESPP) under which rights to purchase the Company’s common stock are granted at 85% of the lesser of the market value of the common stock at the offering date or on the exercise date.
     Through March 31, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, which generally requires that the amount of compensation cost that must be recognized, if any, is the quoted market price of the stock at the measurement date, which is the grant date, less the amount the grantee is required to pay to acquire the stock. Alternatively, SFAS No. 123, “Accounting for Stock-Based Compensation,” employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt those provisions, but rather, permits continued application of APB Opinion No. 25 accompanied by footnote disclosure of the pro forma impacts under SFAS No.123. The Company elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continued to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations. In accordance with APB Opinion No. 25, deferred compensation is generally recorded for stock-based employee compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized to expense over the vesting period of each unit of stock-based employee compensation granted. If the exercise price of the stock-based compensation is equal to or exceeds the market price of the Company’s common stock on the date of grant, no compensation expense is recorded.
     For the years ended March 31, 2004, 2005 and 2006, the Company recorded compensation expense of $2.1 million, $1.3 million and $1.0 million, respectively, for restricted stock grants. The Company was not required to record compensation expense for stock option grants and stock issued under the ESPP during the same periods, except for the unvested replacement stock options issued as consideration in the Marimba acquisition as discussed in Note 2 — Business Combinations. For the years ended March 31, 2005 and 2006, the Company recorded compensation expense of $2.6 million and $2.0 million related to these options. The weighted average grant date fair value per share of restricted stock grants was $18.61, $15.95 and $19.78 for the years ended March 31, 2004, 2005, and 2006, respectively.
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

	Years Ended March 31,
	2004	2005	2006
	(In millions, except per
	share data)
Net earnings (loss):
As Reported	$(26.8)	$75.3	$102.0
Add stock-based employee compensation expense included in net earnings (loss) as reported of $2.1, $3.9 and $3.0, net of related tax effects	1.8	2.5	2.0
Deduct stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(107.5)	(92.9)	(37.4)

Pro Forma	$(132.5)	$(15.1)	$66.6

Basic earnings (loss) per share:

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended March 31,
	2004	2005	2006
	(In millions, except per
	share data)
As Reported	$(0.12)	$0.34	$0.47
Pro Forma	$(0.58)	$(0.07)	$0.31
Diluted earnings (loss) per share:
As Reported	$(0.12)	$0.34	$0.47
Pro Forma	$(0.58)	$(0.07)	$0.30
     In computing the above pro forma amounts, the fair values of each option grant and each purchase right under the employee stock purchase plan are estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended March 31, 2004, 2005 and 2006, respectively: risk-free interest rate of 2.66%, 3.42% and 4.13%, expected life of 5 years for options and 6 months for employee stock purchase plan shares, expected volatility of 77%, 71% and 53% and no expected dividend yields. The weighted average grant date fair value per share of options granted with exercise prices equal to the market value of the Company’s common stock on the date of grant during the years ended March 31, 2004, 2005 and 2006 was $9.11, $9.64 and $9.74, respectively. The weighted average grant date fair value per share of the unvested replacement options issued below fair market value as consideration in the Marimba acquisition during the year ended March 31, 2005 was $10.69. The weighted average grant date fair value per share of purchase rights granted under the ESPP during the years ended March 31, 2004, 2005 and 2006 was $4.20, $4.33, and $4.24 respectively.
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS No. 123(R) permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on SFAS No. 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company has adopted SFAS No. 123(R) using the modified prospective method as of April 1, 2006, the beginning of the Company’s fiscal year ending March 31, 2007.
     As permitted by SFAS No. 123, through March 31, 2006, the Company accounted for share-based payments to employees using the APB Opinion No. 25 intrinsic value method and, as such, generally recognized no compensation cost for employee stock options, as the exercise prices of options granted are equal to the quoted market price of our common stock on the date of grant, except in limited circumstances when stock options have been exchanged in a business combination. Accordingly, the adoption of SFAS No. 123(R) fair value method will have a significant impact on our results of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will primarily depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings (loss) and earnings (loss) per share in the table above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In general, this requirement would reduce net operating cash flows and increase net financing cash flows in periods after adoption.
     In December 2005, the FSB released Staff Position (FSP) SFAS 123(R)-3, “Transition Election Related to Accounting for Tax effects of Share-based Payment Awards,” which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. The Company is currently reviewing the transition alternatives and will elect the appropriate alternative within one year of the adoption of SFAS 123(R).

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(m) Earnings Per Share
     Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned restricted stock are considered potential common shares using the treasury stock method. For the years ended March 31, 2004, 2005 and 2006, the treasury stock method effect of 27.4 million, 23.9 million and 13.5 million weighted options, respectively, has been excluded from the calculation of diluted EPS as it is anti-dilutive. The following table summarizes the basic and diluted EPS computations:

	Years Ended March 31,
	2004	2005	2006
	(In millions, except
	per share amounts)
Basic earnings (loss) per share:
Net earnings (loss)	$(26.8)	$75.3	$102.0

Weighted average number of common shares	226.7	222.0	216.0

Basic earnings (loss) per share	$(0.12)	$0.34	$0.47

Diluted earnings (loss) per share:
Net earnings (loss)	$(26.8)	$75.3	$102.0

Weighted average number of common shares	226.7	222.0	216.0
Incremental shares from assumed conversions of stock options and other dilutive securities	—	2.0	2.9

Adjusted weighted average number of common shares	226.7	224.0	218.9

Diluted earnings (loss) per share	$(0.12)	$0.34	$0.47

(n) Comprehensive Income (Loss)
     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income (loss) is the total of net earnings (loss) and all other non-owner changes in equity, which for the Company include foreign currency translation adjustments, unrealized gains and losses on securities available-for-sale and the effective portion of unrealized gains and losses on derivative financial instruments that qualify as cash flow hedges. A reconciliation of reported net earnings (loss) to comprehensive income (loss) is included in the consolidated statements of operations and comprehensive income (loss).
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

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Magic Acquisition
     On February 2, 2004, the Company acquired the assets of Magic from McAfee, formerly known as Network Associates, for $49.3 million in cash plus the assumption of certain liabilities of Magic. The aggregate purchase price was $49.5 million, including cash consideration of $49.3 million and direct costs of the transaction. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of Magic. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

February 2,
2004
(In millions)
Current assets	$9.7
Property and equipment and other long-term assets	0.7
Intangible assets	22.0
Goodwill	27.5

Total assets acquired	59.9

Current liabilities	(10.4)

Net assets acquired	$49.5

     The $22.0 million of acquired intangible assets includes $1.0 million of in-process research and development discussed below and $21.0 million of amortizable intangible assets with an estimated weighted-average useful life of three years, including $8.7 million of acquired technology with an estimated weighted-average economic life of three years, $10.6 million of customer relationships with an estimated weighted-average useful life of three years and $1.7 million of tradenames with a weighted average useful life of three years. Acquired technology, which consists of products that had reached technological feasibility as of the date of acquisition, primarily relates to Magic’s Service Desk and Help Desk IQ products. Customer relationships represent the benefit to be derived from Magic’s existing license and maintenance customer base. The amount allocated to tradenames consists primarily of the estimated fair value of the Magic name.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The $27.5 million of goodwill was assigned to the Service Management segment and all of that amount is expected to be deductible for tax purposes. The goodwill is recorded in international locations and the deduction will not be material because of low tax rates in those jurisdictions. Factors that contributed to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future technology, support personnel to provide the maintenance services related to Magic products and a trained sales force capable of selling current and future products, the opportunity to leverage Remedy’s leadership position in the IT service management market and the positive reputation that Magic has in the market.
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
     Marimba Acquisition
     On July 15, 2004, the Company acquired all of the outstanding shares of Marimba, Inc. (Marimba) for cash of $230.3 million and exchanged 2.3 million BMC Software common stock options with a fair value of $20.9 million for all of Marimba’s outstanding options. Marimba focuses on IT asset discovery and asset change and configuration management, which are intended to strengthen the Company’s Business Service Management (BSM) related offerings. The fair value of the options issued is included in the aggregate purchase price for the acquisition and was determined using the Black-Scholes option pricing model and the average market price of the Company’s common shares over the five-day period up to and including the closing date of the acquisition. The $8.0 million portion of the intrinsic value of unvested options issued that will be earned over the remaining vesting periods of those options has been allocated to unearned compensation cost and is being recognized as compensation expense over the remaining vesting periods of the options for those options that ultimately vest. During the year ended March 31, 2005, tax benefits of $1.7 million related to the exercise of vested options exchanged at the acquisition date have been recorded as a reduction of the aggregate purchase price for the acquisition.
     The aggregate purchase price was $255.3 million, including direct costs of the transaction. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets and liabilities of Marimba. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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
     The $147.4 million of goodwill was assigned to the Service Management segment and none of that amount is expected to be deductible for tax purposes. Factors that contributed to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future Marimba technology, support personnel to provide the maintenance services related to Marimba products and a trained sales force capable of selling current and future Marimba products, the opportunity to cross-sell Marimba and BMC Software products to existing customers and the positive reputation that Marimba has in the market.
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

	Years Ended March 31,
	2004	2005
	(In millions, except
	per share data)
Revenues	$1,457.7	$1,474.8
Net earnings (loss)	$(38.9)	$72.5
Basic earnings (loss) per share	$(0.17)	$0.33
Diluted earnings (loss) per share	$(0.17)	$0.32
     Viadyne Acquisition
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
     Calendra Acquisition
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

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     OpenNetwork Acquisition
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
     KMXperts Acquisition
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

August 24,
2005
(In millions)
Current assets	$0.4
Intangible assets	3.2
Goodwill	1.9

Total assets acquired	5.5

Total liabilities	(0.2)

Net assets acquired	$5.3

     KMXperts Inc.’s results have been included in the Company’s consolidated financial statements since the acquisition date as part of the Service Management segment. KMXperts technology provides knowledge management solutions for IT service and customer support centers. The purchase agreement included a $1.5 million payment for post-acquisition services to be paid at the one-year anniversary of the purchase. This payment is being recorded as compensation expense over the twelve-month period of service, as it is based solely on continued employment with the Company.
     Other Acquisitions
     The Company completed other smaller acquisitions during the years ended March 31, 2004 and 2005, which were accounted for under the purchase method. The aggregate purchase prices for these transactions totaled $2.8 million and $3.0 million in cash, respectively, and were allocated to acquired technology.
     The results of the acquired companies above have been included in the Company’s consolidated financial statements since each of the companies’ respective acquisition dates.
(3) Marketable Securities
     Management determines the appropriate classification of investments in marketable debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. Securities classified as “available–for-sale” are carried at estimated fair value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss). As of March 31, 2005 and 2006, the

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company held no securities classified as “held-to-maturity” or “trading” securities. Realized and unrealized gains and losses are calculated using the specific identification method.
     The tables below summarize the Company’s total marketable securities portfolio as of March 31, 2005 and 2006:
Available-for-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
2005
Maturities within 1 year:
Municipal bonds	$2.7	$—	$—	$2.7
Agency bonds	5.9	—	—	5.9
Corporate bonds	46.7	0.5	—	47.2
Mortgage securities	49.9	1.6	—	51.5
Other	1.4	—	—	1.4

Total maturities within 1 year	$106.6	$2.1	$—	$108.7

Maturities from 1-5 years:
Agency bonds	$58.7	$—	$(1.3)	$57.4
Corporate bonds	219.9	1.9	(3.5)	218.3
Foreign debt securities	55.3	0.6	(0.6)	55.3
Mutual funds and other	20.9	2.5	(0.1)	23.3

Total maturities from 1-5 years	$354.8	$5.0	$(5.5)	$354.3

Available-for-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
2006
Maturities within 1 year:
Municipal bonds	$10.1	$—	$(0.1)	$10.0
Agency bonds	4.0	—	—	4.0
Corporate bonds	58.0	—	(0.1)	57.9
Foreign debt securities	32.9	—	(0.2)	32.7
Mortgage securities	49.9	3.0	—	52.9

Total maturities within 1 year	$154.9	$3.0	$(0.4)	$157.5

Maturities from 1-5 years:
Municipal bonds	$31.0	$—	$(0.4)	$30.6
Agency bonds	54.8	—	(1.9)	52.9
Corporate bonds	153.8	0.1	(4.5)	149.4
Foreign debt securities	26.2	—	(0.5)	25.7
Mutual funds and other	19.2	2.7	(0.2)	21.7

Total maturities from 1-5 years	$285.0	$2.8	$(7.5)	$280.3

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table shows the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses as of March 31, 2005 and 2006 that are not deemed to be other-than-temporarily impaired.

	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In millions)
2005

Agency bond	$63.3	$(1.3)	$—	$—	$63.3	$(1.3)
Corporate bond	119.1	(3.3)	—	—	119.1	(3.3)
Foreign debt securities	30.3	(0.8)	—	—	30.3	(0.8)
Mutual funds & other	17.8	(0.1)	—	—	17.8	(0.1)

Total	$230.5	$(5.5)	—	—	$230.5	$(5.5)

2006

Agency bond	$—	$—	$56.9	$(1.9)	$56.9	$(1.9)
Corporate bond	29.0	(0.7)	106.0	(3.9)	135.0	(4.6)
Foreign debt securities	13.8	(0.5)	21.7	(0.2)	35.5	(0.7)
Municipals	20.3	(0.2)	20.2	(0.3)	40.5	(0.5)
Mutual funds & other	10.2	(0.2)	—	—	10.2	(0.2)

Total	$73.3	$(1.6)	$204.8	$(6.3)	$278.1	$(7.9)

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
     At March 31, 2006, all marketable securities with unrealized losses were debt securities. The contractual terms of these investments do not permit the issuer to settle them at a price less than the amortized cost of the investments. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.
     Also during the year ended March 31, 2006, the Company determined that certain marketable securities had experienced declines in their fair value of $0.2 million that were other-than-temporary. The available-for-sale securities were liquidated subsequent to year-end in connection with the acquisition of Identify Software.
     Sales of available-for-sale securities for the years ended March 31, 2004, 2005 and 2006 were as follows:

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended March 31,
	2004	2005	2006
	(In millions)
Proceeds from sales	$48.8	$151.5	$38.8
Gross realized gains	1.4	1.2	1.4
Gross realized losses	(0.3)	(2.8)	(0.1)
(4) Trade Finance Receivables
     Trade finance receivables arise in the ordinary course of business to accommodate customers’ cash flow objectives. Most of the trade finance receivables entered into by the Company are transferred to financial institutions. Such transfers are executed on a non-recourse basis through individual transfers. BMC Software utilizes a financial subsidiary and various wholly owned special purpose entities in these transfers. These entities are fully consolidated in the Company’s financial position and results of operations. The Company records such transfers as sales of the related accounts receivable when the Company is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the years ended March 31, 2004, 2005 and 2006, the Company transferred finance receivables of $288.7 million, $247.4 million and $160.9 million, respectively, which approximated fair value, to financial institutions on a non-recourse basis.
     Prior to April 1, 2003, the Company securitized trade finance receivables from customers with investment-grade credit ratings through two special purpose entities sponsored by third-party financial institutions. The entities are multi-seller conduits (the “conduit entities”) with access to commercial paper markets that purchase interests in similar receivables from numerous other unrelated companies, as well as BMC Software. In a securitization transaction, the Company sold a pool of financed receivables to a wholly owned special purpose entity. This special purpose entity then sold a senior interest in the receivables at a discount to a conduit entity in exchange for cash. Though wholly owned and consolidated by BMC Software, the special purpose entity’s assets are legally isolated from the Company’s general creditors, and the conduit entities’ investors have no recourse to the Company’s other assets for the failure of the Company’s customers to pay when due. BMC Software has no ownership in either of the conduit entities, has no voting influence over the conduit entities’ operating and financial decisions and has no involvement in the management of the conduit entities. Additionally none of BMC Software’s officers or employees is involved in the management of the conduit entities. The securitization arrangements did not result in the Company having variable interests in the conduit entities. As a result, BMC Software does not consolidate the conduit entities.
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
     When the Company sold receivables in securitizations, it retained a beneficial interest in the securitized receivables, which was subordinate to the interests of the investors in the conduit entities. The retained subordinate interests were measured and recorded at estimated fair value based on the present value of future expected cash flows estimated using management’s best estimates of the key assumptions, including expected credit losses and discount rates commensurate with the risks involved. The Company periodically reviewed the key assumptions and estimates used in determining the fair value of the retained subordinate interests. The value of the Company’s retained subordinate interests was subject to credit and interest rate risks on the transferred financial assets. As of March 31, 2004, the Company had retained subordinate interests with a fair value of $5.6 million, which was determined utilizing the following assumptions: no prepayments, expected credit losses of 2.9%, weighted average life of 1.2 years and an average discount rate of 7.3%. The gain or loss on sale of the receivables through securitization depended in part on the previous carrying amount of the receivables involved in the transfer, allocated between the assets sold and the retained subordinate interests based on their relative fair values at the date of transfer. As of March 31, 2004, the total principal amount outstanding for all securitized receivables was $154.3 million.
     Prior to the purchase of previously securitized finance receivables discussed above, the Company utilized interest rate swaps with the objective of minimizing its interest rate exposure on the retained subordinate interests to not

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
significant levels. Upon the purchase of the previously securitized receivables, the Company settled its outstanding interest rate swaps.
(5) Goodwill and Intangible Assets
     Intangible assets as of March 31, 2005 and 2006 were as follows:

	As of March 31,
	2005		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In millions)
Amortized intangible assets:
Customer relationships	$106.6	$(70.7)	$107.0	$(89.5)
Tradenames	1.7	(0.7)	26.9	(14.7)
Other	0.7	(0.5)	0.7	(0.6)

Total amortized intangible assets	109.0	(71.9)	134.6	(104.8)

Unamortized intangible assets:
Tradenames	25.2	—	—	—

Total intangible assets	$134.2	$(71.9)	$134.6	$(104.8)

     Through March 31, 2005, most of the Company’s acquired tradenames were not amortized because the assets were deemed to have indefinite remaining useful lives. As a result of a re-branding campaign, the Company changed the estimated economic useful lives, effective April 1, 2005, of acquired tradenames from indefinite to between one and two years. The Company performed an impairment analysis and determined there was no impairment at the time the estimated economic useful life was changed. The carrying amount of the previously unamortized tradenames at March 31, 2005 was $25.2 million and is being amortized on a straight-line basis over the remaining estimated useful life commencing April 1, 2005. The pre-tax increase in amortization expense for the year ended March 31, 2006 for tradenames resulting from this change in estimate was $13.5 million. The $11.0 million after-tax effect of the increase in amortization expense for tradenames for the year ended March 31, 2006 decreased basic and diluted earnings per share by $0.05.
     Aggregate amortization expense for intangible assets for the years ended March 31, 2005 and 2006 was $20.7 million and $32.8 million, respectively. Estimated amortization expense for the next five years, for acquisitions completed through March 31, 2006, is as follows:

Years
Ending
March 31,
(In millions)
2007	$22.1
2008	6.3
2009	1.4
2010	—
2011	—

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Changes in the carrying amount of goodwill for the years ended March 31, 2005 and 2006 by operating segment were as follows:

		Distributed
	Mainframe	Systems	Service	Identity	Professional
	Management	Management	Management	Management	Services	Total
	(In millions)
Balance as of March 31, 2004	—	126.0	226.9	27.0	3.7	383.6
Goodwill acquired during the year	—	—	149.2	31.5	—	180.7
Effect of exchange rate changes and other	—	0.6	(1.3)	(0.2)	—	(0.9)
Impairment	—	—	—	—	(3.7)	(3.7)

Balance as of March 31, 2005	$—	$126.6	$374.8	$58.3	$—	$559.7

Goodwill acquired during the year	—	—	2.0	—	—	2.0
Effect of exchange rate changes and other	—	(0.9)	(1.8)	(1.3)	—	(4.0)
Transfer	—	(33.4)	33.4	—	—	—
Preacquisition tax contingency adjustment	—	2.7	—	1.0	—	3.7

Balance as of March 31, 2006	$—	$95.0	$408.4	$58.0	$—	$561.4

     During fiscal 2006, the Company transferred goodwill associated with the IT Masters acquisitions from distributed systems management to service management consistent with a realignment of the organization.
     The Company’s goodwill is tested for impairment during the fourth quarter of each fiscal year after the annual planning process is complete. In the impairment test performed for the year ended March 31, 2005, the projected profitability and cash flows of the professional services segment were reduced. This was primarily as a result of recent operating results for the segment, including the increased use of third-party implementation services. As a result, the goodwill of $3.7 million assigned to the professional services segment was considered totally impaired and the resulting impairment loss is reflected as impairment of goodwill in the consolidated statement of operations and comprehensive income (loss) for the year ended March 31, 2005. The fair value of the professional services reporting unit was estimated using the expected present value of future cash flows method of applying the income approach.
(6) Income Taxes
     Income tax expense is based on the Company’s earnings (loss) before income taxes determined for financial reporting purposes. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. A valuation allowance is recorded when management determines that it is more likely than not that a net deferred tax asset is not realizable. The tax effects of unrealized gains and losses on available-for-sale securities and derivative financial instruments are recorded through accumulated other comprehensive income (loss) within stockholders’ equity. Tax benefits from nonqualified stock options exercised, wherein the tax deduction realized is greater than the compensation expense recorded for financial reporting purposes, are credited to additional paid-in capital within stockholders’ equity.
     The income tax provision (benefit) for the years ended March 31, 2004, 2005 and 2006 consisted of the following:

	Years Ended March 31,
	2004	2005	2006
	(In millions)
Current:
Federal	$—	$36.5	$61.6
State	4.0	4.6	1.3
Foreign	29.3	15.2	40.1

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended March 31,
	2004	2005	2006
	(In millions)
Total current	33.3	56.3	103.0

Deferred:
Federal	(25.2)	(40.7)	(6.0)
State	(5.5)	(6.7)	0.1
Foreign	(5.2)	14.0	4.7

Total deferred	(35.9)	(33.4)	(1.2)

	$(2.6)	$22.9	$101.8

     The foreign income tax provision (benefit) is based on foreign pre-tax earnings of $211.4 million, $193.9 million and $272.6 million for the years ended March 31, 2004, 2005 and 2006, respectively. The federal income tax provision includes the US tax effects of certain foreign entities that are treated as a branch of the US entity and therefore their earnings are included in the US consolidated income tax return.
     The income tax provisions (benefits) for the years ended March 31, 2004, 2005 and 2006 differ from the amounts computed by applying the statutory federal income tax rate of 35% to consolidated earnings (loss) before income taxes as follows:

	Years Ended March 31,
	2004	2005	2006
	(In millions)
Expense (benefit) computed at statutory rate	$(10.3)	$34.4	$71.3
Increase (reduction) resulting from:
Foreign tax effect, net	(6.3)	4.5	0.3
Repatriation of foreign earnings under the American Jobs Creation Act	—	—	35.5
State tax effect, net	(1.0)	(1.4)	0.8
Income not subject to tax	(1.5)	—	(0.3)
Non-recurring adjustment to net tax liabilities	—	11.1	—
Valuation allowance	15.2	(26.7)	(2.4)
Meals & entertainment	1.0	1.2	1.0
Excessive employee remuneration	0.7	0.5	0.3
Extraterritorial income exclusion	(1.2)	(2.0)	(1.1)
Other	0.8	1.3	(3.6)

	$(2.6)	$22.9	$101.8

     The Company’s effective tax rate is impacted primarily by the tax cost of repatriation under the American Jobs Creation Act, the tax effect attributable to foreign earnings (net of U.S. tax consequences), changes in the valuation allowance recorded against deferred tax assets as discussed below, benefits attributable to the extraterritorial income exclusion and non-recurring adjustments to the Company’s aggregate net liabilities for income taxes. During the year ended March 31, 2006, the Company repatriated certain foreign earnings that were subject to a special one-time deduction of 85% of the repatriated earnings. Federal and state taxes of $35.5 million associated with this repatriation were recorded during the year. During the year ended March 31, 2005, the Company recorded a non-recurring income tax expense of $11.1 million to adjust its aggregate net liabilities for income taxes, withholding taxes and income tax exposures that were found to be understated after a thorough analysis of all of its income tax accounts in the first quarter of that year.
     Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences as of March 31, 2005 and 2006 are as follows:

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2005	2006
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$6.6	$4.3
Deferred revenue	83.5	93.3
Acquired research and development	109.5	96.5
Deferred compensation plan	9.1	8.3
Stock compensation plans	1.3	0.7
Tax credit carryforwards	30.1	25.1
Capital transactions	2.6	4.1
State taxes	10.9	10.7
Other	19.8	21.4

Total gross deferred tax asset	273.4	264.4

Valuation allowance	(5.4)	(3.0)

Total deferred tax asset	268.0	261.4

Deferred tax liabilities:
Software development cost capitalization, net	(44.2)	(40.4)
Book/tax difference on assets	(22.1)	(15.6)
Other	(7.6)	(7.7)

Total deferred tax liability	(73.9)	(63.7)

Net deferred tax asset	$194.1	$197.7

As reported:
Other current assets	$86.8	$42.2

Other long-term assets	$107.3	$155.5

     In evaluating the Company’s ability to realize the net deferred tax asset, the Company considers all available evidence, both positive and negative, including its past operating results, tax planning strategies and forecasts of future taxable income. In considering these sources of taxable income, the Company must make certain assumptions and judgments that are based on the plans and estimates used to manage its underlying business. Changes in the Company’s assumptions, plans and estimates may materially impact income tax expense. The Company can support a large portion of its net deferred tax asset through the evaluation of prudent and feasible tax planning strategies that would result in realization of deferred tax assets. The Company’s tax planning strategies primarily involve the acceleration of royalty and cost-sharing payments under agreements that are currently in place between the Company and its foreign affiliates. Under these agreements, the acceleration of such payments is at the Company’s sole discretion. Each year the Company must evaluate the amount of domestic deferred tax assets that could be supported by the acceleration of these taxable income streams. In the Company’s evaluation it also considered negative evidence such as its inability to carryback losses to earlier tax years. After a thorough evaluation of both the positive and negative evidence, the Company concluded that a valuation allowance is not required except for certain specific items discussed below and that its net deferred tax asset as of March 31, 2006 is supportable. After a thorough evaluation of both the positive and negative evidence for fiscal 2005, the Company concluded that a valuation allowance was not necessary beyond certain specific items and that its net deferred tax asset as of March 31, 2005 was supportable. Consistent with this judgment, the Company recorded a $26.7 million tax benefit as part of the total income tax expense for the year ended March 31, 2005, for the reversal of the valuation allowance previously recorded against its net deferred tax assets. The Company also reduced its valuation allowance and recorded an increase to additional paid-in capital of $13.8 million for tax benefits attributable to non-qualified stock option exercises in prior years that resided in the net operating loss carryforwards that were utilized in the year ended March 31, 2005. During the year ended March 31, 2004, the Company evaluated all available positive and negative evidence and concluded that a valuation allowance was required for a portion of our net deferred tax asset.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     SFAS No. 109 also requires the evaluation of the character of income that generated the Company’s deferred tax assets and the jurisdictions involved. The Company’s deferred tax assets include losses that are attributable to capital transactions that require future taxable income of a specific character in order to utilize. In the year ended March 31, 2005, the Company maintained a valuation allowance against this specific asset as it did not have positive evidence that supported the utilization of the capital loss. Subsequent to March 31, 2006, the Company entered into an agreement to sell the real estate associated with its corporate headquarters in Houston. The Company expects this sale to generate sufficient capital gain income to offset its current capital loss deferred tax assets. The Company believes that this transaction provides the positive evidence necessary to release the valuation allowance that it had established against the capital loss deferred tax assets. The Company has also maintained a valuation allowance against a research and development credit acquired as part of the Marimba acquisition due to various uncertainties regarding the utilization of this specific asset. In fiscal 2005, the Company increased its valuation allowance and recorded an increase to goodwill of $2.7 million related to this acquired asset. If this valuation allowance is reduced in a future year, a related reduction to goodwill would be recognized.
     Aggregate unremitted earnings of certain foreign subsidiaries for which U.S. federal income taxes have not been provided, totaled approximately $770.0 million and $82.6 million at March 31, 2005 and 2006, respectively. Deferred income taxes have not been provided on these earnings because the Company considered them to be indefinitely re-invested. If these earnings were repatriated to the United States or they were no longer determined to be indefinitely re-invested under APB Opinion No. 23, the Company would have to record a potential deferred tax liability for these earnings of approximately $27.6 million, assuming full utilization of the foreign tax credit associated with these earnings. At March 31, 2006, the Company had a deferred tax asset of $2.8 million related to excess foreign tax credits that are available to offset its U.S. income taxes on the earnings it does not consider indefinitely re-invested under APB Opinion No. 23.
     The American Jobs Creation Act of 2004 (the Act) was enacted on October 24, 2004, and provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated. In June 2005, the Company’s Board of Directors approved a plan to repatriate approximately $717.0 million of foreign earnings. During fiscal 2006, the Company executed this plan and repatriated $708.8 million of qualified earnings under the Act. The Company recorded a federal and state income tax provision of $35.5 million associated with these repatriated earnings.
     As of March 31, 2006, the Company has foreign tax credit carryforwards of $16.0 million that will expire between 2012 and 2014 and research and development tax credit carryforwards of $5.7 million (net of a $2.7 million valuation allowance) that will expire in 2020 and 2021. The Company also has alternative minimum tax credit carryforwards of $0.4 million that are not subject to expiration. The Company has state net operating loss carryforwards of $42.4 million and foreign net operating losses of $0.4 million which expire between 2009 and 2023 that it believes it will be able to utilize. In addition, the Company has other state and foreign net operating losses that it does not believe will be utilized and therefore has not recorded a deferred tax asset related to these losses.
     The Company carries out its business operations through legal entities in the U.S. and multiple foreign jurisdictions. These jurisdictions require that the Company file corporate income tax returns that are subject to U.S., state and foreign tax laws. The Company is subject to routine corporate income tax audits in these multiple jurisdictions. The Company’s provision for income taxes includes amounts intended to satisfy income tax assessments that may result from the examination of the Company’s corporate tax returns that have been filed in these jurisdictions when the Company determines that the related tax contingency meets the probable and estimable criteria of SFAS No. 5, “Accounting for Contingencies.” The Company also faces other general income tax exposures related to domestic and foreign income tax issues that do not meet the probable and/or estimable criteria of SFAS No. 5, and therefore, no accrual has been made for these items in the provision for income taxes. The amounts ultimately paid upon resolution of these contingencies or general exposures could be materially different from the amounts included in the provision for income taxes and result in additional tax benefit or expense depending on the ultimate outcome.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The IRS has completed its examination of the Company’s federal income tax returns filed for the tax years ended March 31, 2002 and 2003 and issued its Revenue Agent Report (“RAR”) on December 15, 2005. The Company has filed its protest letter contesting the adjustments included in the RAR with the IRS Appeals Division (“Appeals office”) and expects to start discussions with the Appeals office in July 2006. The Company cannot estimate the ultimate resolution date of these negotiations. The Company is also currently working with the Appeals office to resolve the issues raised at examination related to its federal income tax returns filed for the tax years ended March 31, 2000 and 2001. The Company believes that it has meritorious defenses to the proposed adjustments raised in each examination, that adequate provisions for income taxes have been made and, therefore, that the ultimate resolution of the issues will not have a material adverse impact on the Company’s consolidated financial position or results of operations.
     On October 28, 2005, the Israeli Tax Authorities (“ITA”) issued Determination of Assessments (“Assessments”) to various Israeli affiliates of the Company that covered the 1998-2002 tax years. The Israeli affiliates filed protests of the Assessments with the ITA on December 15, 2005 and have requested a hearing to pursue resolution of these Assessments with the ITA. The Company believes that it has meritorious defenses to the proposed adjustments raised in these Assessments, that adequate provisions for income taxes have been made and, therefore, that the ultimate resolution of the issues will not have a material adverse impact on the Company’s consolidated financial position or results of operations.
     On December 7, 2005, the Company filed a writ of mandamus in Brazil in order to clarify whether or not a tax applies to the remittance of software payments from its Brazilian operations. In response to the filing, the first level Court denied the Company’s request for preliminary injunction, but the merits of the case have not been analyzed. The Company believes that it will prevail in this matter and intends to continue to pursue a favorable outcome. The Company does not expect a resolution in the near future.
     The Company’s income tax provision includes amounts that are intended to cover taxes that are probable and can be reasonably estimated, including amounts associated with the RARs and the Assessments. The actual resolution of these income tax audits could lead to an income tax liability that is materially different from the amounts that have been provided.
(7) Stock Incentive Plans
     The Company has numerous stock plans that provide for the grant of options and restricted stock to employees and directors of the Company. Under the option plans, all options granted during the years ended March 31, 2004, 2005 and 2006 have been granted at fair market value as of the date of grant and have a ten-year term, except for the 2.1 million replacement stock options issued below fair market value and 0.2 million replacement stock options issued above fair market value during the year ended March 31, 2005 as consideration in the Marimba acquisition. The purchase price for this acquisition includes $20.9 million related to the replacement options issued, of which $8.0 million was allocated to unearned portion of stock-based compensation, reflecting the portion of the intrinsic value of the 1.2 million unvested options issued that will be earned over the remaining vesting periods of those options. This amount will be recognized as compensation expense over the remaining vesting periods of the options for those options that ultimately vest. The restricted stock is subject to transfer restrictions that lapse over one to four years. Under these plans, the Company was authorized to grant an additional 13.6 million shares as of March 31, 2006.
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

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately 88% of the options that were eligible for the exchange. These options have been cancelled and are no longer outstanding. On April 10, 2003, subject to the terms and conditions of the Offer to Exchange, the Company issued new options at fair market value as of such date to purchase an aggregate of 2.4 million shares of Company common stock in exchange for such exchanged options.
     The following is a summary of the stock option activity for the years ended March 31, 2004, 2005 and 2006 (shares in millions):

	2004		2005		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of year	33.5	$22	36.6	$20	39.1	$19
Options granted	9.5	14	8.8	14	6.1	19
Options exercised	(1.8)	12	(2.1)	10	(8.7)	15
Options forfeited or canceled	(4.6)	21	(4.2)	20	(5.3)	21

Options outstanding, end of year	36.6	20	39.1	19	31.2	20

Option price range per share	$0.30-68.59		$1.97-81.44		$1.97-70.15

Options exercisable	21.9	22	26.1	21	21.3	21

     The Company’s outstanding options as of March 31, 2006, are as follows (shares in millions):

	Outstanding Options			Exercisable Options
			Weighted
			Average
		Weighted Average	Remaining		Weighted Average
Range of Exercise Prices	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$1.97 – 14.71	4.0	$14	6	2.4	$14
$14.73 – 15.48	4.5	15	8	2.1	15
$15.74 – 17.41	3.3	17	7	2.0	17
$17.51 – 17.52	4.2	18	6	4.2	18
$17.70 – 19.02	1.3	18	7	0.9	18
$19.09 – 19.75	3.6	20	4	3.5	20
$19.81 – 19.93	3.9	20	9	0.5	20
$19.99 – 30.47	3.1	22	5	2.4	23
$30.72 –50.16	3.1	41	3	3.1	41
$50.31 – 70.15	0.2	56	3	0.2	56
     The following is a summary of the restricted stock activity for the years ended March 31, 2004, 2005 and 2006:

	2004	2005	2006
	(In thousands)
Shares granted and unearned, beginning of year	241	256	224
Shares granted	42	208	48
Shares earned	(12)	(225)	(79)
Shares forfeited	(15)	(15)	(42)

Shares granted and unearned, end of year	256	224	151

     In fiscal 1997, the Company adopted the BMC Software, Inc. 1996 Employee Stock Purchase Plan (ESPP). A total of 6.0 million shares of common stock may be issued under the ESPP to participating employees, including 2.0 million additional shares approved by the stockholders during the year ended March 31, 2001 and 3.0 million additional shares approved by the stockholders during the year ended March 31, 2003. Purchase rights under the ESPP are granted at 85% of the lesser of the market value of the common stock at the offering date or on the

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exercise date. During the years ended March 31, 2004, 2005 and 2006, approximately 743,500, 576,400 and 517,600 shares of common stock, respectively, were purchased pursuant to this plan. The ESPP expires July 1, 2006, but is anticipated to be renewed in fiscal year 2007.
(8) Retirement Plans
     The Company maintains a salary reduction profit sharing plan, or 401(k) plan, available to all domestic employees. The 401(k) plan is based on a calendar year and allows employees to contribute up to 35% of their annual compensation with a maximum contribution of $13,000 for 2004, $14,000 for 2005 and $15,000 for 2006. In each of calendar years 2003, 2004, and 2005, the board of directors authorized contributions to the 401(k) plan that would match each employee’s contributions up to a maximum of $4,000. The costs of these contributions amounted to $11.0 million, $11.8 million and $9.1 million for the years ended March 31, 2004, 2005 and 2006 respectively. The Company contributions vest to the employee in increments of 25% per year beginning with the second year of employment and ending with the fifth.
     In addition to the Company’s 401(k) plan, the Company maintains a deferred compensation plan for certain employees. At March 31, 2005 and 2006, a total of approximately $22.5 million and $21.8 million, respectively, is included in long-term marketable securities, with a corresponding amount included in accrued liabilities for the obligations under this plan. Employees participating in this plan receive their respective balances based on predetermined payout schedules or upon termination of employment or death.
(9) Commitments and Contingencies
  Guarantees —
     FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45) requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of FIN 45, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the Company’s product warranties or to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for payment under these provisions and has not been required to make material payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions. The Company also guarantees the performance of certain of its subsidiaries for certain customers. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. This represents only a reallocation of resources to ensure performance and not any incremental cost. No additional liability has been recorded for these guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provide and liabilities as obligations are incurred.
  Leases —
     The Company is a party to non-cancelable operating leases for office space, computer equipment and software. Rent is recognized equally over the lease term. Total expenses incurred under these leases during the years ended March 31, 2004, 2005 and 2006, were $131.1 million, $46.5 million and $43.4 million, respectively. Lease expense for the year ended March 31, 2004 included $75.9 million related to exited leases, as discussed in Note 11 — Exit Activities and Related Costs.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Future minimum lease payments to be made under non-cancelable operating leases and minimum sublease payments to be received under non-cancelable subleases as of March 31, 2006 are as follows, including those amounts accrued for exited leases discussed in Note 11 — Exit Activities and Related Costs:

Years Ending
March 31,
(In millions)
2007	$59.8
2008	52.7
2009	45.0
2010	25.6
2011	19.9
2012 and thereafter	58.1

Total minimum lease payments	261.1
Total minimum sublease payments	(18.3)

$242.8

     During the year ended March 31, 2004, the Company entered into a 48-month capital lease for computer hardware. During the year ended March 31, 2005, additional computer hardware was incorporated into this capital lease. During the year ended March 31, 2006, the Company modified the lease to upgrade certain equipment, which extended the lease term for 36 months. The $6.1 million current portion of the obligation for the capital lease is reflected on the consolidated balance sheet as of March 31, 2006 as an accrued liability, and the $9.0 million long-term portion of the obligation is reflected as an other long-term liability. As of March 31, 2006, the capital lease asset was $14.9 million, net of $2.6 million of accumulated depreciation. Depreciation of the computer hardware under the capital lease is included in depreciation expense in the consolidated statements of operations and comprehensive income (loss). Future minimum lease payments to be made under capital leases as of March 31, 2006 are $7.0 million in fiscal 2007, $6.1 million in fiscal 2008 and $3.5 million thereafter.
  Litigation —
     In January 2003, the Company filed a complaint against NetIQ Corporation (NetIQ) in the United States District Court of the Southern District of Texas, Houston Division, alleging that one or more of NetIQ’s software products and their use infringe a valid U.S. patent held by the Company and one or more of the Company’s trademarks. In August 2003, the Court ordered the case stayed pending arbitration. In September 2003, the Company filed a Statement of Claim with the American Arbitration Association asserting its claims of patent infringement, subject to its objections to the arbitration proceeding. The Company is seeking to enjoin NetIQ’s current and future infringement of its patent and to recover compensatory damages and enhanced damages, interest, costs and fees. In November 2003, NetIQ filed a counterclaim with the American Arbitration Association against the Company alleging patent infringement. The Company denied that it infringes any valid claim of the NetIQ patent, which forms the basis of NetIQ’s counterclaim. In November 2004, the Company was awarded an interim ruling from the arbitration panel that eliminates several of NetIQ’s asserted defenses in this case. In April 2005, the Company amended its Statement of Claim to allege that one or more of NetIQ’s software products infringe a second valid U.S. patent held by the Company. A final hearing in the case is not expected before calendar year 2007.
     On July 31, 2001, Nastel Technologies, Inc. (Nastel) filed a complaint in arbitration alleging breach of a licensing agreement by the Company, copyright infringement, and theft of trade secrets. The Company filed a counterclaim against Nastel for reimbursement of overpaid royalties based upon conflicting licensing agreements. During the year ended March 31, 2005, the Company settled these complaints with a payment of $11.3 million.
     The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company does not believe that the outcome of any of these legal matters will have a material adverse effect on its consolidated financial position or results of operations.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(10) Segment Reporting
     Effective April 1, 2004, BMC Software’s management reviews the results of the Company’s software business by the following product categories: Mainframe Management, including the Mainframe Data Management and MAINVIEW product lines; Distributed Systems Management, which includes the PATROL, Distributed Systems Data Management and Scheduling & Output Management product lines; Service Management; and Identity Management. In addition to these software segments, Professional Services is also considered a separate segment. The software segments above reflect management’s recategorization of certain products during fiscal 2006 to clarify accountability and increase organizational effectiveness. Specifically, certain products previously reported in Distributed Systems Management were reclassified into the Service Management and Mainframe Management segments, and the remaining professional services revenues were reclassified into the Professional Services segment, to reflect a realignment that occurred in fiscal 2006. Additionally, some costs previously classified as direct are now presented as indirect to reflect a corresponding reorganization of the sales force. The amounts reported below for the years ended March 31, 2004, 2005 and 2006, reflect these changes in the composition of the Company’s business segments.
     For the Mainframe Management, Distributed Systems Management and Professional Services segments, segment performance is measured based on contribution margin, reflecting only the direct controllable expenses of the segments. Segment performance for the Service Management segment is measured based on its direct controllable research and development, marketing and professional services costs and the costs of the acquired Marimba sales force. Segment performance for the Identity Management segment is measured based on its direct controllable research and development and marketing costs and the costs of the dedicated Identity Management sales and services team in the United States. As such, management’s measure of profitability for these segments does not include allocation of indirect research and development expenses and certain support costs, the effect of software development cost capitalization and amortization, other selling and marketing expenses, general and administrative expenses, amortization of acquired technology and intangibles, one-time charges, other income, net, and income taxes. The indirect expenses for the years ended March 31, 2004, 2005 and 2006 below include costs associated with the exit activities described in Note 11 — Exit Activities and Related Costs, as these exit costs are not included in the measurement of segment performance. Assets and liabilities are not accounted for by segment.

	Software
		Distributed
	Mainframe	Systems	Service	Identity	Professional
2004	Management	Management	Management	Management	Services	Consolidated
	(In millions)
Revenues:
License	$222.2	$214.6	$127.6	$13.0	$—	$577.4
Maintenance	309.6	267.0	164.0	15.8	—	756.4
Professional services	—	—	—	—	84.9	84.9

Total revenues	531.8	481.6	291.6	28.8	84.9	1,418.7
Direct segment expenses	96.5	140.8	64.7	19.8	79.5	401.3

Segment contribution margin	$435.3	$340.8	$226.9	$9.0	$5.4	1,017.4

Indirect expenses						1,116.3
Other income, net						69.5

Consolidated earnings (loss) before income taxes						$(29.4)

	Software
		Distributed
	Mainframe	Systems	Service	Identity	Professional
2005	Management	Management	Management	Management	Services	Consolidated
	(In millions)
Revenues:
License	$190.2	$183.0	$163.6	$9.7	$—	$546.5
Maintenance	305.4	279.9	223.9	15.1	—	824.3
Professional services	—	—	—	—	92.2	92.2

Total revenues	495.6	462.9	387.5	24.8	92.2	1,463.0
Direct segment expenses	95.5	122.2	118.0	20.4	92.3	448.4

Segment contribution margin	$400.1	$340.7	$269.5	$4.4	$(0.1)	1,014.6

Indirect expenses						991.4
Other income, net						75.0

Consolidated earnings (loss) before income taxes						$98.2

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Software
		Distributed
	Mainframe	Systems	Service	Identity	Professional
2006	Management	Management	Management	Management	Services	Consolidated
(In millions)
Revenues:
License	$176.6	$159.3	$181.8	$9.3	$—	$527.0
Maintenance	322.6	280.3	257.3	18.6	—	878.8
Professional services	—	—	—	—	92.6	92.6

Total revenues	499.2	439.6	439.1	27.9	92.6	1,498.4
Direct segment expenses	90.2	96.9	124.0	26.1	86.8	424.0

Segment contribution margin	$409.0	$342.7	$315.1	$1.8	$5.8	1,074.4

Indirect expenses						945.9
Other income, net						75.3

Consolidated earnings (loss) before income taxes						$203.8

     Revenues from external customers and long-lived assets (excluding financial instruments and deferred tax assets) attributed to the United States, the Company’s country of domicile, and all other countries are as follows:

	Years Ended March 31,
	2004	2005	2006
	(In millions)
Revenues:
United States	$732.6	$759.0	$794.4
International	686.1	704.0	704.0

	$1,418.7	$1,463.0	$1,498.4

Long-lived Assets:
United States		$1,058.7	$961.9
International		171.9	166.2

		$1,230.6	$1,128.1

(11) Exit Activities and Related Costs
     FY2004 Plan
     During the year ended March 31, 2004, the Company implemented a plan (FY2004 Plan) that included the involuntary termination of approximately 785 employees during that year. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. The Company also exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities. The relocation efforts for the FY2004 Plan were completed as of December 31, 2003. Additionally, there was a $14.1 million pretax effect of incremental depreciation expense recorded during the year ended March 31, 2004, related to changes in estimated depreciable lives for leasehold improvements in locations exited and for certain information technology assets that were eliminated as a result of the plan. These changes in estimated lives reduced basic and diluted earning per share by $0.05 for the year ended March 31, 2004.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expenses related to the exit activities under the FY2004 Plan are reflected in the consolidated statements of operations and comprehensive income (loss) as follows:

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

     As of March 31, 2006, $25.6 million of severance and facilities costs related to actions completed under the FY2004 Plan remained accrued for payment in future periods, as follows:

	Balance at				Cash Payments,	Balance at
	March 31,	Charged to		Adjustments	Net of Sublease	March 31,
	2003	Expense	Accretion	to Estimates	Income	2004
	(In millions)
Severance and related costs	$—	$33.5	$—	$—	$(29.6)	$3.9
Facilities costs	—	75.6	0.7	0.3	(11.9)	64.7

Total accrual	$—	$109.1	$0.7	$0.3	$(41.5)	$68.6

	Balance at			Effect of	Cash Payments,	Balance at
	March 31,		Adjustments	Exchange Rate	Net of Sublease	March 31,
	2004	Accretion	to Estimates	Changes	Income	2005
	(In millions)
Severance and related costs	$3.9	$—	$(0.1)	$0.2	$(2.9)	$1.1
Facilities costs	64.7	1.8	(3.4)	0.2	(23.2)	40.1

Total accrual	$68.6	$1.8	$(3.5)	$0.4	$(26.1)	$41.2

	Balance at			Effect of	Cash Payments,	Balance at
	March 31,		Adjustments	Exchange Rate	Net of Sublease	March 31,
	2005	Accretion	to Estimates	Changes	Income	2006
	(In millions)
Severance and related costs	$1.1	$—	$(0.5)	$(0.1)	$(0.3)	$0.2
Facilities costs	40.1	1.4	(1.7)	(0.1)	(14.3)	25.4

Total accrual	$41.2	$1.4	$(2.2)	$(0.2)	$(14.6)	$25.6

     The FY2004 Plan amounts accrued at March 31, 2006 related to facilities costs represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. The Company does not expect any significant additional severance or facilities charges related to the FY2004 Plan subsequent to March 31, 2006. Accretion (the increase in the present value of facilities accruals over time) and adjustments to original estimates are included in operating expenses.
     FY2006 Plan
     During the year ended March 31, 2006, the Company implemented a plan (FY2006 Plan) to reduce costs and realign resources to focus on growth areas. The FY2006 Plan included the involuntary termination of 725 employees. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. The workforce reduction has reduced selling and general and administrative expenses in product areas that are not realizing the Company’s profitability and growth goals. The Company also

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exited leases in certain locations, which ultimately reduced the square footage and operating costs at these locations. The Company does not expect any significant additional severance or facilities charges related to the FY2006 Plan subsequent to March 31, 2006. Adjustments to the original estimates are included in operating expenses. The expenses related to the exit activities under the FY2006 Plan are reflected in the consolidated statements of operations and comprehensive income (loss) as follows:

	Year Ended March 31, 2006
			Incremental
	Severance & Related Costs	Facilities	Depreciation	Total
	(In millions)
Cost of license revenues	$1.2	$—	$—	$1.2
Cost of maintenance revenues	2.8	—	—	2.8
Cost of professional services	2.8	—	—	2.8
Selling and marketing expenses	24.6	0.2	—	24.8
Research and development expenses	3.7	—	—	3.7
General and administrative expenses	7.5	0.3	0.8	8.6

Total included in operating expenses	$42.6	$0.5	$0.8	$43.9

     As of March 31, 2006, $0.5 million of severance and facilities costs related to actions completed under the FY2006 Plan remained accrued for payment in future periods, as follows:

						Balance
				Effect of	Cash Payments,	at
	Balance at	Charged to	Adjustments	Exchange Rate	Net of Sublease	March
	March 31, 2005	Expense	to Estimates	Changes	Income	31, 2006
	(In millions)
Severance and related costs	$—	$42.6	$(0.7)	$(0.1)	$(41.6)	$0.2
Facilities costs	—	0.5	—	—	(0.2)	0.3

Total accrued	$—	$43.1	$(0.7)	$(0.1)	$(41.8)	$0.5

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(12) Quarterly Results (Unaudited)
     The following table sets forth certain unaudited quarterly financial data for fiscal 2005 and 2006. This information has been prepared on the same basis as the accompanying Consolidated Financial Statements and all necessary adjustments have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

				Quarters Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2004	2004	2004	2005	2005	2005	2005	2006
	(In millions, except per share data)

Total revenues	$326.0	$355.1	$386.8	$395.1	$348.3	$361.8	$380.4	$407.9
Gross profit	$228.7	$252.1	$281.5	$286.6	$243.4	$266.3	$288.2	$312.2

Operating income (loss)	$12.7	$2.2	$22.5	$(14.2)	$(22.9)	$40.3	$52.5	$58.6
Net earnings (loss)	$10.7	$12.7	$36.4	$15.5	$(41.1)	$42.8	$48.7	$51.6

Basic EPS	$0.05	$0.06	$0.16	$0.07	$(0.19)	$0.20	$0.23	$0.24

Diluted EPS	$0.05	$0.06	$0.16	$0.07	$(0.19)	$0.19	$0.22	$0.24

Shares used in computing basic EPS	223.1	222.6	221.5	220.9	219.6	217.6	215.1	212.1

Shares used in computing diluted EPS	225.1	223.9	224.4	222.4	219.6	220.8	217.9	216.2

(13) Subsequent Events (Unaudited)
     On May 10, 2006, the Company completed its acquisition of Identify Software Ltd., a leading global provider of application problem resolution software. Under the terms of the acquisition agreement, the Company paid approximately $150.0 million in cash for the shares. Identify Software Ltd. is a leading provider of application problem resolution software. The addition of Identify Software Ltd.’s solutions to the Company’s transaction management strategy will provide customers with deep application and problem resolution capabilities, enabling them to pinpoint the cause of transaction breakdowns.
     On June 6, 2006, the Company entered into an agreement to sell the four office buildings and adjacent land at our headquarters in Houston in exchange for approximately $295.0 million in cash. The Company’s decision was based upon its desire to focus on its core operations as well as to monetize these assets allowing it to reinvest the cash into the Company for other uses. In connection with the sale of the buildings, the Company will enter into a lease agreement for its currently occupied space for a term of 15 years with the option to renew for up to an additional 20 years at market rates. The anticipated proceeds, net of transaction fees, is expected to exceed the net book value of associated assets. The transaction is expected to close in June.

SCHEDULE II
BMC SOFTWARE, INC. AND SUBSIDIARIES
VALUATION ACCOUNTS
Years Ended March 31, 2004, 2005 and 2006

		Balance at	Charged
		Beginning	(Credited)		Acquisitions	Balance at
Year	Description	of Year	to Expenses	Deduction	and Other	End of Year
		(In millions)
2004	Allowance for doubtful accounts	$18.9	$(5.3)	$(1.7)	$0.2	$12.1
	Allowance for doubtful finance receivables	$3.3	—	$(0.7)	—	$2.6
2005	Allowance for doubtful accounts	$12.1	$(3.7)	$(0.7)	$(0.2)	$7.5
	Allowance for doubtful finance receivables	$2.6	$(1.7)	$(0.4)	—	$0.5
2006	Allowance for doubtful accounts	$7.5	$(1.9)	$(1.6)	$(0.1)	$3.9
	Allowance for doubtful finance receivables	$0.5	$(0.1)	—	$(0.1)	$0.3

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2006.

BMC SOFTWARE, INC.

By:	/s/ Robert E. Beauchamp

Robert E. Beauchamp
President, Chief Executive Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ B. Garland Cupp	Chairman of the Board	June 5, 2006

B. Garland Cupp

/s/ Robert E. Beauchamp	President, Chief Executive Officer	June 14, 2006

Robert E. Beauchamp	and Director

/s/ Stephen B. Solcher	Senior Vice President,	June 14, 2006

Stephen B. Solcher	Chief Financial Officer and Treasurer

/s/ Leonard E. Travis	Vice President and	June 14, 2006

Leonard E. Travis	Chief Accounting Officer

/s/ Jon E. Barfield	Director	June 14, 2006

Jon E. Barfield

/s/ John W. Barter	Director	June 14, 2006

John W. Barter

/s/ Meldon K. Gafner	Director	June 14, 2006

Meldon K. Gafner

/s/ L. W. Gray	Director	June 2, 2006

L. W. Gray

/s/ P. Thomas Jenkins	Director	June 14, 2006

P. Thomas Jenkins

/s/ Louis J. Lavigne, Jr.	Director	June 14, 2006

Louis J. Lavigne, Jr.

/s/ Kathleen A. O’Neil	Director	June 5, 2006

Kathleen A. O’Neil

/s/ George F. Raymond	Director	June 14, 2006

George F. Raymond

/s/ Tom C. Tinsley	Director	June 14, 2006

Tom C. Tinsley

Exhibit
Number

3.1	—	Restated Certificate of Incorporation of the Company; incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-22892).

3.2	—	Certificate of Amendment of Restated Certificate of Incorporation; incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.

3.3	—	Certificate of Amendment of Restated Certificate of Incorporation filed November 30, 1999; incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

3.4	—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1(a)	—	BMC Software, Inc. 1994 Employee Incentive Plan (as amended and restated); incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A filed July 21, 1997.

10.1(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995 (the 1995 10-K).

10.1(c)	—	Amendment to BMC Software, Inc. 1994 Employee Incentive Plan (as amended and restated
effective as of August 25, 1997); incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed July 19, 2005.

10.2(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to the 1995 10-K.

10.2(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

10.3	—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

10.4(a)	—	BMC Software, Inc. 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.4(b)	—	First Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(b) to the 2002 10-K.

10.4(c)	—	Second Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(c) to the 2002 10-K.

10.4(d)	—	Form of Stock Option Agreement employed under 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(d) to the 2002 10-K.

10.5(a)	—	BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

10.5(b)	—	First Amendment to BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

Exhibit
Number

10.5(c)	—	Form of BMC Software, Inc. 1994 Deferred Compensation Plan Trust Agreement; incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

10.6(a)	—	Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

10.6(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(b) to the 2002 10-K.

10.6(c)	—	Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (the 2003 10-K).

10.6(d)	—	Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(d) to the company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the 2004 10-K).

10.7(a)	—	Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.7(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(b) to the 2002 10-K.

10.7(c)	—	Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(c) to the 2003 10-K.

*10.7(d)	—	Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea.

*10.7(e)	—	Amendment No. 4 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea.

*10.7(f)	—	Amendment No. 5 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea.

10.7(g)	—	Amendment No. 6 to Executive Employment Agreement between BMC software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10-7(g) to the April 24, 2006 8-K.

10.8(a)	—	BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to the Company’s 2002 proxy statement filed with the SEC on Schedule 14A (the 2002 Proxy Statement).

10.8(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 2003 10-K.

10.9(a)	—	BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Appendix C to the 2002 Proxy Statement.

10.9(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Exhibit 10.9(b) to the 2003 10-K.

Exhibit
Number

10.10	—	BMC Software, Inc. Short-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.11	—	BMC Software, Inc. Long-term Incentive Performance Award Program; incorporated by reference to Exhibit 10.11 to the 2003 10-K.

10.12	—	Executive Employment Agreement, as amended, between BMC Software, Inc. and Stephen B. Solcher, incorporated by reference to Exhibit 10.12 to the December 22, 2005 8-K.

10.13	—	Executive Employment Agreement between BMC Software, Inc. and Cosmo Santullo; incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated November 1, 2004 (the November 1, 2004 8-K).

10.14	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.14 to the November 1, 2004 8-K.

10.15	—	Form of Restricted Stock Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.15 to the November 1, 2004 8-K.

10.16	—	Executive Employment Agreement between BMC Software, Inc. and Denise M. Clolery; incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.17	—	Executive Employment Agreement between BMC Software, Inc. and Michael A. Vescuso; incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

*10.18	—	Executive Employment Agreement between BMC Software, Inc. and Harold I. Goldberg.

10.19	—	Purchase and Sale Agreement between BMC Software Texas, L.P. and BMC Software, Inc. as Seller and TPG/CALSTRS, LLC as Purchaser dated June 6, 2006; incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K dated June 6, 2006.

10.20	—	Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K dated June 12, 2006.

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*31.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*32.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.