Form 10-Q
period 2006-06-30
BMC SOFTWARE INC
filed 2006-08-09
CIK 835729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-16393
BMC Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2126120 (IRS Employer Identification No.)

2101 CityWest Boulevard Houston, Texas (Address of principal executive offices)	77042-2827 (Zip Code)
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 1, 2006, there were outstanding 204,969,574 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC. AND SUBSIDIARIES
QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	June 30,
	2006	2006
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$905.9	$724.0
Marketable securities	157.5	443.9
Trade accounts receivable, net	167.8	128.0
Current trade finance receivables, net	123.2	102.6
Current deferred tax assets	43.4	46.1
Other current assets	108.6	112.7

Total current assets	1,506.4	1,557.3
Property and equipment, net	352.1	90.9
Software development costs and related assets, net	110.8	112.3
Long-term marketable securities	280.3	235.1
Long-term trade finance receivables	81.9	64.0
Acquired technology, net	23.7	44.9
Goodwill, net	561.4	672.0
Intangible assets, net	29.8	36.5
Other long-term assets	264.5	258.1

Total assets	$3,210.9	$3,071.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables:
Trade accounts payable	$74.6	$52.4
Current trade finance payables	66.9	7.7

Total accounts payable	141.5	60.1
Accrued liabilities	252.1	240.7
Current portion of deferred revenue	808.8	825.9

Total current liabilities	1,202.4	1,126.7
Long-term deferred revenue	819.5	808.7
Other long-term liabilities and deferred credits	90.2	109.2

Total liabilities	2,112.1	2,044.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2.5	2.5
Additional paid-in capital	592.5	603.3
Retained earnings	1,264.4	1,293.7
Accumulated other comprehensive income (loss)	(22.4)	(19.0)

	1,837.0	1,880.5
Less treasury stock, at cost	(735.3)	(854.0)
Less unearned portion of stock-based compensation	(2.9)	—

Total stockholders’ equity	1,098.8	1,026.5

Total liabilities and stockholders’ equity	$3,210.9	$3,071.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2006
Revenues:
License	$113.9	$111.0
Maintenance	213.6	229.0
Professional services	20.8	21.4

Total revenues	348.3	361.4

Operating expenses:
Cost of license revenues	34.0	23.6
Cost of maintenance revenues	43.6	47.6
Cost of professional services	20.5	23.0
Research and development expenses	50.0	43.7
Selling and marketing expenses	119.4	121.3
General and administrative expenses	51.6	50.9
Amortization of intangibles	9.0	6.4
Severance, exit costs and related charges	43.1	25.8

Total operating expenses	371.2	342.3

Operating income (loss)	(22.9)	19.1
Other income, net:
Interest and other income, net	17.1	22.6
Interest expense	(0.3)	(0.4)
Gain (loss) on marketable securities and other investments	0.8	—

Other income, net	17.6	22.2

Earnings (loss) before income taxes	(5.3)	41.3
Income tax provision	35.8	10.3

Net earnings (loss)	$(41.1)	$31.0

Basic earnings (loss) per share	$(0.19)	$0.15

Diluted earnings (loss) per share	$(0.19)	$0.15

Shares used in computing basic earnings (loss) per share	219.6	207.5

Shares used in computing diluted earnings (loss) per share	219.6	211.2

Comprehensive income (loss):
Net earnings (loss)	$(41.1)	$31.0
Net changes in accumulated comprehensive income (loss)	(1.9)	3.4

Comprehensive income (loss)	$(43.0)	$34.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2006
Cash flows from operating activities:
Net earnings (loss)	$(41.1)	$31.0

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	57.5	39.7
(Gain) loss on marketable securities	(0.8)	—
Stock-based compensation	0.8	10.8
Decrease in finance receivables	55.5	38.8
Decrease in payables to third-party financing institutions for finance receivables	(15.5)	(59.5)
Increase in accrued severance, exit costs and related charges	8.3	13.3
Increase in deferred revenues	2.2	2.9
Net change in trade receivables, payables and other components of working capital	26.0	(21.5)

Net cash provided by (used in) operating activities	92.9	55.5

Cash flows from investing activities:
Cash paid for acquisitions and other investments, net of cash acquired	(3.3)	(143.7)
Purchases of marketable securities	(7.3)	(310.8)
Proceeds from maturities / sales of marketable securities	30.9	68.4
Proceeds from sale of property and equipment, net	5.0	—
Purchases of property and equipment	(4.2)	(4.7)
Capitalization of software development costs and related assets	(11.1)	(15.8)

Net cash provided by (used in) investing activities	10.0	(406.6)

Cash flows from financing activities:
Payments on capital leases	(1.4)	(1.5)
Stock options exercised and other	16.9	29.7
Proceeds from sale leaseback transaction	—	291.9
Repayment of debt assumed	—	(5.0)
Excess tax benefit from stock-based compensation	—	2.2
Treasury stock acquired	(86.0)	(150.0)

Net cash provided by (used in) in financing activities	(70.5)	167.3

Effect of exchange rate changes on cash	1.2	1.9

Net change in cash and cash equivalents	33.6	(181.9)
Cash and cash equivalents, beginning of period	820.1	905.9

Cash and cash equivalents, end of period	$853.7	$724.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9.1	$10.7

Cash paid for interest	$0.3	$0.4

Liabilities assumed in acquisitions	$—	$12.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of BMC Software, Inc. and its wholly and majority-owned subsidiaries (collectively, the Company, BMC, we, our, ours or us). All significant intercompany balances and transactions have been eliminated in consolidation.
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
     These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2006, as filed with the Securities and Exchange Commission on Form 10-K.
(2) Earnings Per Share
     Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned nonvested stock are considered potential common shares using the treasury stock method. For the three month periods ended June 30, 2005 and 2006, the treasury stock method effect of 23.9 million and 5.0 million weighted options, respectively, have been excluded from the calculation of diluted EPS, as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months ended June 30, 2005 and 2006, respectively:

	Three Months Ended
	June 30,
	2005	2006
	(In millions, except per
	share data)
Basic earnings (loss) per share:
Net earnings (loss)	$(41.1)	$31.0
Weighted average number of common shares	219.6	207.5

Basic earnings (loss) per share	$(0.19)	$0.15

Diluted earnings (loss) per share:
Net earnings (loss)	$(41.1)	$31.0
Weighted average number of common shares	219.6	207.5
Incremental shares from assumed conversions of stock options and other	—	3.7

Adjusted weighted average number of common shares	219.6	211.2

Diluted earnings (loss) per share	$(0.19)	$0.15

(3) Business Combinations
     On May 10, 2006, the Company acquired all of the outstanding shares of Identify Software Ltd. for $150.0 million in cash. The Company also incurred approximately $0.6 million in direct acquisition costs. The acquired technology that focuses on application problem resolution leverages patented black box solutions that enable hundreds of enterprises and software vendors to increase the speed of application delivery, application quality, performance and availability to reduce application support costs. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of Identify Software Ltd. This allocation is preliminary and as such is subject to refinement. Identify Software Ltd.’s results have been included in the Company’s condensed consolidated financial statements since the acquisition date as part of the Enterprise Service Management segment.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

May 10,
2006
(In millions)
Current assets	$13.8
Property and equipment	0.9
Intangible assets	12.7
Acquired technology	26.2
Goodwill	106.7
Other long-term assets	2.8

Total assets acquired	163.1

Current liabilities	(12.5)

Net assets acquired	$150.6

     The $38.9 million of acquired identifiable intangible assets includes $26.2 million of acquired technology with an estimated weighted-average economic life of three years and $12.7 million of customer relationships, trademarks and tradenames with an estimated weighted-average useful life of three years. The Company recorded $1.9 million of amortization on a straight-line basis related to these intangibles during the three months ended June 30, 2006. The following is the estimated amortization expense for future years related to these intangibles:

Fiscal Years
(In millions)
Remainder of 2007	$11.0
2008	13.2
2009	12.5
2010	0.3
     The $106.7 million of goodwill was assigned to the Enterprise Service Management segment and all of that amount is expected to be deductible for tax purposes. Factors that contributed to a purchase price that resulted in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future versions of acquired technology, support personnel to provide the maintenance services related to the products, a trained sales force capable of selling current and future versions of acquired products, the opportunity to cross-sell Identify Software Ltd. and BMC Software products to existing customers and the positive reputation that Identify Software Ltd. has in the market.
4) Segment Reporting
     During the first quarter of fiscal 2007, the Company resegmented its organization to improve execution and customer focus and to align its resources and product development efforts to meet the demands of the dynamic markets it serves. The new software segments are Mainframe Service Management (MSM) and Enterprise Service Management (ESM). In addition to these software segments, Professional Services (PS) is also considered a separate segment. The Company’s management reviews the results of the Company’s software business by these segments. All prior periods presented have been reclassified to reflect this new structure.
     The MSM segment derives its revenues from products designed for managing database management systems and providing scheduling and output management solutions on mainframe platforms. The ESM segment derives its revenues from products for systems management and monitoring, distributed data management, service, change and asset management solutions, IT discovery and software configuration management, user administration and provisioning, password administration, enterprise directory management, web access control and audit and compliance management.
     For the MSM, ESM and PS segments, segment performance is measured based on contribution margin, reflecting only the direct controllable expenses of the segments. Segment performance for these segments is measured based on their direct controllable research and development (R&D) and selling and marketing costs, which is consistent with the prior year. As such, management’s measure of profitability for these segments does not include the effect of software development cost capitalization and amortization, general and administrative expenses, amortization of acquired technology and intangibles, one-time or special charges, other income (net), and income taxes. Consistent with how management reviews operations, costs associated with exit activities described in note 6 herein are not included in segment contribution margin and are therefore included in indirect expenses. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

Three Months Ended June 30, 2005
(In millions)	MSM	ESM	PS	Consolidated
Revenues:
License	$54.4	$59.5	$—	$113.9
Maintenance	104.8	108.8	—	213.6
Professional	—	—	20.8	20.8

Total revenues	159.2	168.3	20.8	348.3
Direct segment expenses	39.4	62.2	20.5	122.1

Segment contribution margin	$119.8	$106.1	$0.3	226.2

Indirect expense				249.1
Other income, net				17.6

Consolidated earnings (loss) before taxes				$(5.3)

Three Months Ended June 30, 2006
(In millions)	MSM	ESM	PS	Consolidated
Revenues:
License	$45.9	$65.1	$—	$111.0
Maintenance	112.1	116.9	—	229.0
Professional	—	—	21.4	21.4

Total revenues	158.0	182.0	21.4	361.4
Direct segment expenses	40.1	63.5	23.0	126.6

Segment contribution margin	$117.9	$118.5	$(1.6)	234.8

Indirect expense				215.7
Other income, net				22.2

Consolidated earnings (loss) before taxes				$41.3

(5) Stock Incentive Plans
     The Company has numerous stock plans that provide for the grant of common stock options and nonvested stock to employees and directors of the Company. As of June 30, 2006, there were 10.3 million shares available for future awards of options, nonvested stock, subject to certain volume limitations, and other authorized equity awards pursuant to the Company’s equity compensation plans. The Company also has an employee stock purchase plan under which rights to purchase the Company’s common stock are granted at the lesser of 85% of the market value of the common stock at the offering date or 85% of the market value of the common stock at the exercise date.
     Prior to March 31, 2006, the Company accounted for stock option plans using the intrinsic value method under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) under which no compensation expense was generally recognized for stock option grants as the exercise prices of options granted were equal to the quoted market price of the common stock on the date of grant, except in limited circumstances when stock options were exchanged in business combinations. Accordingly, share-based compensation related to the Company’s stock options was included as a pro forma disclosure in the notes to condensed consolidated financial statements and continues to be provided for periods prior to fiscal 2007.
     Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective method. Under this transition method, compensation cost recognized in the first quarter of fiscal 2007 includes: a) compensation cost for all share-based payments granted through March 31, 2006, but for which the requisite service period had not been completed as of March 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with SFAS 123(R), compensation cost is recognized only for those awards that are expected to vest, whereas, prior to the adoption of SFAS 123(R), the Company recognized forfeitures as they occurred. The Company uses the straight-line attribution method to allocate share-based compensation costs over the service period of the award.

     The following table presents the impact of the adoption of SFAS 123(R) on selected condensed consolidated financial statement line items for the three months ended June 30, 2006 (in millions, except per share data):

Increase /
(Decrease)

Operating income	$(9.9)
Earnings before income taxes	(9.9)
Net earnings	(7.1)
Basic earnings per share	$(0.03)
Diluted earnings per share	$(0.03)
Net cash provided by operating activities	(2.2)
Net cash provided by financing activities	2.2
     Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the consolidated statements of cash flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. In addition, the Company previously presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of
SFAS 123(R), upon adoption, the Company reclassified the balance in unearned compensation to additional paid-in capital.
     The following table details the total share-based compensation costs for stock options, nonvested stock awards, options assumed in acquisitions and the employee stock purchase plan included in our results of operations for the three months ended June 30, 2006 (in millions):

Cost of maintenance revenues	$2.0
Cost of professional services	0.3
Research and development expenses	0.9
Selling and marketing expenses	3.5
General and administrative expenses	4.1

Stock-based compensation before income taxes	10.8

Income tax benefit	(3.0)

Total stock-based compensation after taxes	$7.8

     In addition, share-based compensation of $0.7 million was capitalized as software development costs during the three months ended June 30, 2006. As of June 30, 2006, there was approximately $123.8 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 2.7 years.
     The following table provides pro forma net earnings and earnings per share had the Company applied the fair value method of SFAS 123 for the three months ended June 30, 2005 (in millions, except per share data):

Three Months Ended
June 30, 2005
Net earnings (loss):
As Reported	$(41.1)
Add stock-based employee compensation expense included in net earnings (loss) as reported of $0.8, net of tax benefit of $0.3	0.5
Deduct stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(9.3)

Pro Forma earnings (loss)	$(49.9)

Basic earnings (loss) per share:
As Reported	$(0.19)
Pro Forma earnings (loss) per share	$(0.23)
Diluted earnings (loss) per share:
As Reported	$(0.19)
Pro Forma earnings (loss) per share	$(0.23)
     Stock Options. Under the option plans, all options issued during the three months ended June 30, 2005 and 2006 have been granted with exercise prices equal to the quoted market price on the date of grant (calculated pursuant to the plans as the average of the high and low trades on the date of grant). Options granted during the three months ended June 30, 2005 have a ten-year term and generally vest on a quarterly basis over four years of continued service. Options granted during the three months ended June 30, 2006 primarily have a six-year term and generally vest on a monthly basis over four years of continued service.
     The fair value of each option award granted is estimated as of the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Prior to the adoption of SFAS 123(R), expected volatility was based on the historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. Upon the adoption of SFAS 123(R), expected volatilities are estimated using a combination of implied volatilities from traded options on the Company’s stock and historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the options. The expected term of options represents the period of time that options granted are expected to be outstanding. For options granted subsequent to the adoption of SFAS 123(R), the expected term of options granted is derived from the simplified method allowed by Staff Accounting Bulletin No. 107 due to changes in vesting terms and contractual lives of current options compared to the Company’s historical grants. The risk-free rate for the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. The expected dividend yield was assumed to be zero in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. In addition, the Company uses historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. The estimated forfeiture rate used for the three months ended June 30, 2006 was 10% for employees. Groups of award recipients that have different exercise behavior are considered separately for valuation purposes.

     The Company used the following assumptions to estimate the fair value of options for the three months ended June 30, 2005 and 2006:

	Pro Forma
	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2006
Expected volatility	57%	34%
Expected term (in years)	5	4
Weighted average risk-free rate	3.7%	4.9%
Expected dividends	—	—
     The following is a summary of stock option transactions during the three months ending June 30, 2006:

		Weighted
		Average	Weighed Average
		Exercise	Remaining	Aggregate Intrinsic
	Shares	Price	Contractual Term	Value
	(In millions)		(In years)	(In millions)
Options outstanding as of April 1, 2006	31.2	$20
Options granted	2.4	22
Options exercised	(1.6)	17
Options forfeited or canceled	(0.6)	21

Options outstanding as of June 30, 2006	31.4	$20	6	$163.5

Options vested or expected to vest as of June 30, 2006	30.0	21	6	$157.3

Options exercisable as of June 30, 2006	20.8	$21	5	$107.2

     The weighted average grant-date fair value of options granted during the three months ended June 30, 2005 and 2006 was $8.75 and $7.39, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2005 and 2006 was $6.6 million and $8.3 million, respectively.
     Cash received from option exercises was $17.0 million and $27.5 million during the three months ended June 30, 2005 and 2006, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.0 million and $2.3 million for the three months ended June 30, 2005 and 2006, respectively. The Company has historically issued treasury shares to satisfy share option exercises and expects to continue this practice for the foreseeable future.
     Nonvested Stock Awards. The nonvested stock issued under the Company’s stock plans is subject to transfer restrictions that lapse over one to four years. The fair value of nonvested stock awards are based upon the market price of the Company’s common stock on the date of grant. In the three months ended June 30, 2006, under the existing nonvested stock plan, the Company granted selected executives and other key employees performance-based nonvested stock whose vesting is contingent upon meeting earnings per share performance goals. These shares were granted at-the-money and contingently vest over three years depending on attainment of the performance goals. Under SFAS 123(R), the Company uses historical data, including historical forfeitures and employee turnover rates, to estimate forfeiture rates for nonvested stock.
     The weighted average grant-date fair value of nonvested stock granted during the three months ended June 30, 2005 and 2006 was $16.43 and $21.78, respectively.
     Nonvested stock transactions during the three months ended June 30, 2006 were as follows:

		Weighted
		Average
		Grant-date
	Shares	Fair-value
	(In thousands)
Nonvested shares as of April 1, 2006	151	$17
Shares granted	1,445	22
Shares vested	(2)	17
Shares forfeited	(6)	22

Nonvested shares as of June 30, 2006	1,588	$21

     The total fair value of shares vested during the three months ended June 30, 2006 was less than $0.1 million.
     Employee Stock Purchase Plan. The Company has an employee stock purchase plan for all eligible employees. Prior to June 30,

2006, the Company administered its employee stock purchase plan under a plan originally approved by the Company’s Board of Directors and stockholders in 1996 (the “1996 ESPP”). Under the 1996 ESPP, employees had the option to purchase shares of BMC common stock at 85% of the fair market value on the first or last day of each offering period, whichever was lower. The final offering period under the 1996 ESPP, which expired on June 30, 2006, was from April 1, 2006 to June 30, 2006. During the three months ended June 30, 2005 and 2006, the Company issued 0.3 million and 0.1 million shares, respectively, under the 1996 ESPP at an average price of $15.29 per share and $18.49 per share, respectively. After completion of the final offering, no further shares will be issued from the 1996 ESPP.
     The Company’s Board of Directors adopted the BMC Software, Inc. 2006 Employee Stock Purchase Plan (the “2006 ESPP”) on May 4, 2006, subject to approval by the Company’s stockholders at the 2006 annual meeting of stockholders. In the event that the Company’s stockholders do not approve the 2006 ESPP, it will be terminated. The 2006 ESPP authorizes the issuance of up to 3,000,000 shares of the Company’s common stock. At June 30, 2006, no shares had been issued from the 2006 ESPP. Under the 2006 ESPP, an eligible employee may elect to participate by authorizing payroll deductions to be made during a six-month period (the “Option Period”) (the first of which commences on July 1, 2006 and ends on December 31, 2006), which amounts are used at the end of the Option Period to acquire shares of the Company’s common stock at 85% of the fair market value of the common stock on the first or last day of the Option Period, whichever is lower. An employee may not deduct more than 10% of his or her compensation in any Option Period nor acquire more than $25,000 of common stock through the 2006 ESPP in any calendar year.
(6) Severance, Exit Costs and Related Charges
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
     As of June 30, 2006, $23.4 million of severance and facilities costs related to actions completed under the FY2004 Plan remained accrued for payment in future periods, as follows:

	Balance at			Cash Payments,	Balance at
	March 31,		Adjustments	Net of Sublease	June 30,
	2006	Accretion	to Estimates	Income	2006
	(In millions)
Severance and related costs	$0.2	$—	$0.1	$—	$0.3
Facilities costs	25.4	0.3	0.1	(2.7)	23.1

Total accrued	$25.6	$0.3	$0.2	$(2.7)	$23.4

     The FY2004 Plan amounts accrued at June 30, 2006 related to facilities costs represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. The Company does not expect any significant additional severance or facilities charges related to the FY2004 Plan subsequent to June 30, 2006. Accretion (the increase in the present value of facilities accruals over time) and adjustments to original estimates are included in operating expenses.
     FY2006 Plan
     During the quarter ended June 30, 2005, the Company implemented a plan (FY2006 Plan) to reduce costs and realign resources to focus on growth areas. The FY2006 Plan included the involuntary termination of 725 employees. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. The workforce reduction has reduced selling and general and administrative expenses in product areas that were not realizing the Company’s profitability and growth goals. The Company also exited leases in certain locations, which ultimately reduced the square footage and operating costs at these locations. The Company recorded $43.1 million of costs related to the FY2006 Plan in the three months ended June 30, 2005. There was no significant earnings impact to the three months ended June 30, 2006. The Company does not expect any significant additional severance or facilities charges related to the FY2006 Plan subsequent to June 30, 2006. As of June 30, 2006, $0.5 million of severance and facilities costs related to actions completed under the FY2006 Plan remained accrued for payment in future periods.
     Process Improvements Initiative
     During the three months ended June 30, 2006, the Company implemented efforts to simplify, standardize and automate key business processes and thereby further reduce operating expenses. These efforts include the termination of approximately 340 employees. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. The Company recorded $25.7 million of costs, primarily severance costs, related to the implementation of this program during the three months ended June 30, 2006, of which $10.2 million was paid in cash. The Company continues to review the impact of these actions and will, based on future results of operations, determine if additional actions to reduce operating expenses are necessary.

	Balance at			Balance at
	March 31,			June 30,
	2006	Charge to Expense	Cash Payments	2006
Severance and related costs	$—	$25.7	$(10.2)	$15.5
(7) Income Taxes
     Income tax expense was $35.8 million for the quarter ended June 30, 2005, as compared to income tax expense of $10.3 million for the quarter ended June 30, 2006, resulting in an effective tax rate of (675)% and 24.9%, respectively. The Company’s effective tax rate and associated provision for income taxes for the three months ended June 30, 2005 and 2006 were based on estimates of consolidated earnings before taxes for fiscal 2006 and 2007, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, estimated tax credits, estimated tax incentives and an assessment regarding the realizability of the Company’s deferred tax assets. Included in income tax expense for the quarter ended June 30, 2005 was an accrual for a tax liability of $36.5 million related to the Company’s repatriation of $708.8 million of qualified earnings under the applicable provisions of the American Jobs Creation Act of 2004.
     The IRS has completed its examination of the Company’s federal income tax returns filed for the tax years ended March 31, 2002 and 2003 and issued its Revenue Agent Report (“RAR”) on December 15, 2005. The Company has filed its protest letter contesting the adjustments included in the RAR with the IRS Appeals Division (“Appeals office”) and started settlement discussions with the Appeals office in July 2006. The Company cannot estimate the ultimate resolution date of these negotiations. The Company is also currently working with the Appeals office to resolve the issues raised at examination related to its federal income tax returns filed for the tax years ended March 31, 2000 and 2001. The Company believes that it has meritorious defenses to the proposed adjustments made in each examination, that adequate provisions for income taxes have been made and, therefore, that the ultimate resolution of the issues will not have a material adverse impact on the Company’s consolidated financial position or results of operations.
     On October 28, 2005, the Israeli Tax Authorities (“ITA”) issued Determination of Assessments (“Assessments”) to various Israeli affiliates of the Company that covered the 1998-2002 tax years. The Israeli affiliates filed protests of the Assessments with the ITA on December 15, 2005 and have requested a hearing to pursue resolution of these Assessments with the ITA.
     During fiscal 2006, the Company filed a writ of mandamus in Brazil in order to clarify whether or not a tax applies to the remittance of software payments from its Brazilian operations. In response to the filing, the first level Court denied the Company’s request for preliminary injunction and on June 29, 2006 published an unfavorable decision in the early stages of the litigation process. The Company appealed and believes that it will ultimately prevail in this matter and intends to continue to pursue a favorable outcome. The Company does not expect a resolution in the near future.
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
(9) Sale of Buildings
     On June 6, 2006, the Company entered into a purchase and sale agreement, pursuant to which the Company sold its headquarters campus and three surrounding undeveloped land parcels located in Houston, Texas for approximately $291.9 million in cash, net of closing costs. The Company’s decision was based upon its desire to focus on its core operations as well as to monetize these assets allowing it to reinvest the cash into the Company for other uses. In connection with the sale of the buildings, the Company entered into a 15 year lease agreement for its currently occupied space with the option to terminate the lease in 9 years and options to renew for up to an additional 20 years at market rates. The lease agreement includes five scheduled rent increases, and is subject to annual consumer price index adjustments, over its term. Lease payments will impact earnings on a straight-line basis over the minimum lease term. As part of the lease, should the landlord desire to sell the buildings during the lease term, the Company has a right of first offer to purchase the buildings at market rates.
     The Company concluded that the sale of the Company’s headquarters campus and three surrounding undeveloped land parcels located in Houston, Texas, and associated leaseback of its currently occupied space qualifies for sale-leaseback and operating lease accounting treatment. Accordingly, the Company deferred and will amortize the gain of approximately $24.2 million as a reduction to rent expense on a straight-line basis over the minimum lease term. During the three months ended June 30, 2006, $0.1 million of the gain was amortized into earnings. The net book value of assets of approximately $254.6 million of land and property were removed from the balance sheet.

     Future minimum lease payments to be made under the non-cancelable operating leases as of June 30, 2006 are as follows:

Fiscal Years
(In millions)
Remainder of 2007	$7.2
2008	9.7
2009	9.7
2010	9.7
2011	9.9
2012 and thereafter	41.3

Total minimum lease payments	$87.5

     Total lease expense related to the minimum lease payments during the three months ended June 30, 2006 was $0.4 million.
(10) Recently Issued Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of Interpretation 48 will have a material effect on its consolidated financial position, results of operations or cash flows.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report on Form 10-Q for the quarterly period ended June 30, 2006 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties, with the audited financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for fiscal 2006.
Overview
     BMC Software is one of the world’s largest independent software vendors. Delivering Business Service Management (BSM), we provide software solutions that empower companies to manage their information technology (IT) infrastructure from a business perspective. Our extensive portfolio of software solutions spans enterprise systems, applications, databases and service management.
     Our performance in the first quarter of our 2007 fiscal year improved over the prior year period. We continued to execute our strategy to extend our leadership in BSM, stabilize our Mainframe segment and effectively manage our costs and expenses, while maintaining a strong balance sheet and repurchasing shares of our common stock.
     To optimize how we build value and provide greater clarity, accountability and focus, we created two business units — Enterprise Service Management (ESM) and Mainframe Service Management (MSM) — which reflect that each unit’s market is driven by different dynamics. While there are key technology and sales synergies which span both business units, the new structure enables us to manage more effectively to these dynamics. The Professional Services business unit continues to be an integral part of our strategy.
     During fiscal 2006, we delivered on our commitment to significantly reduce our annual operating expenses, and we continue to believe there are substantial opportunities for us to further enhance operational efficiency. In 2007, our focus will be on simplifying, standardizing and automating our key business processes. We have incurred $25.7 million in severance, exit costs, and other charges in the three months ended June 30, 2006 resulting from these actions.
     We continued our commitment to enhance shareholder value by significantly increasing the cash returned to shareholders through our stock repurchase program. During the first quarter of fiscal 2007, we repurchased approximately 7.0 million shares for a total value of $150.0 million.
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

Industry Conditions
     While the overall IT spending environment has stabilized, IT budgets have remained relatively flat. Additionally, IT organizations continue to be pressured by their business counterparts to lower overall operational costs while increasing support for regulatory compliance, strategic objectives and other projects focused on delivering increased value to the business. While our BSM solutions allow our customers to improve their IT processes and effectively align IT with business needs, the demands placed on customers’ IT organizations have resulted in an environment less conducive to closing large deals and increased pricing pressures on technology vendors. While we believe BSM differentiates us from our competitors, we recognize that the systems management software market place is highly competitive. We compete with a variety of software vendors, including large vendors such as IBM, HP and CA, as well as a number of smaller software vendors. We compete for new customers and, from time to time, must compete to maintain our relationships with our current customers. This competition can lead to pricing pressure and can affect our margins. We discuss competition in greater detail under Business and Risk Factors in our Annual Report on Form 10-K for fiscal 2006.
Critical Accounting Policies
     The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, acquired technology, in-process research and development, goodwill and intangible assets, valuation of investments, share based compensation and accounting for income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2006 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during the three months ended June 30, 2006, except for the adoption of SFAS 123(R) discussed below.
     Certain amounts previously reported have been reclassified to provide comparability among the periods reported. Those reclassifications did not impact our net earnings or stockholders’ equity.
Share-Based Compensation
     Prior to March 31, 2006, we accounted for stock option plans using the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, (“SFAS 123”) under which no compensation expense was generally recognized for stock option grants as the exercise price of options granted were equal to the quoted market price of the common stock on the date of grant, except in the limited circumstances when stock options were exchanged in business combinations. Accordingly, share-based compensation related to our stock options was included as a pro forma disclosure in the notes to condensed consolidated financial statement and continues to be provided for periods prior to fiscal 2007.
     Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective method. Under this transition method, compensation cost recognized in the first quarter of fiscal 2007 includes: a) compensation cost for all share-based payments granted through March 31, 2006, but for which the requisite service period had not been completed as of March 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
     The fair value of each option award granted is estimated as of the date of grant using a Black-Scholes option pricing model that uses various assumptions. Prior to the adoption of SFAS 123(R), expected volatility was based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. Upon the adoption of SFAS 123(R), expected volatilities are based on implied volatilities from traded options on our stock and historical volatility of our stock over a preceding period commensurate with the expected term of the options. The expected term of options represents the period of time that options are expected to be outstanding. For options granted subsequent to the adoption of FAS 123(R), the expected term of options granted is derived from the “simplified” method allowed by Staff Accounting Bulletin No. 107 due to changes in vesting terms and contractual lives compared to the Company’s historical grants. The risk-free rate for the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. The expected dividend yield was assumed to be zero in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. In addition, we use historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. The estimated forfeiture rate used for the three months ended June 30, 2006 was 10% for employees. Various groups of award recipients that have different exercise behavior are considered separately for valuation purposes. Future awards valuations could be significantly impacted by changes in the these market-based inputs.
     Recently, we began the process of reviewing the types, amounts and terms of share-based compensation. As a result, during the three months ended June 30, 2006, we granted an increased number of nonvested shares and a decreased number of options as compared to historical practices. Our option awards and nonvested stock awards are subject to vesting over a service period. The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award.
     For additional information related to our share-based compensation, see footnote 5 of the notes to condensed consolidated financial statement included herein.
Acquisitions
     On May 10, 2006, we acquired all of the outstanding shares of Identify Software Ltd., a leading global provider of application problem resolution software, for an aggregate purchase price of $150.0 million. Identify Software Ltd.’s results have been included in our condensed consolidated financial statements since the acquisition date as part of the Enterprise Service Management segment. The addition of Identify Software Ltd.’s solutions to our transaction management strategy will provide customers with enhanced application and problem resolution capabilities, enabling them to pinpoint the cause of transaction breakdowns.
Sale of Buildings
     On June 6, 2006, we entered into a purchase and sale agreement, pursuant to which we sold our headquarters campus and three surrounding undeveloped land parcels located in Houston, Texas for approximately $291.9 million in cash, net of closing costs. Our decision to sell these assets was based upon a desire to focus on our core operations as well as to monetize these assets allowing us to reinvest the cash for other uses. In connection with the sale of the buildings, we entered into a 15 year lease agreement for our currently occupied space with the option to terminate the lease in 9 years and options to renew for up to an additional 20 years at market rates. The lease agreement includes five scheduled rent increases, and is subject to annual consumer price index adjustments, over its term. Lease payments will impact earnings on a straight-line basis over the minimum lease term. As part of the lease, should the landlord desire to sell the buildings during the lease term, we have a right of first offer to purchase the buildings at market rates.
     We concluded that the sale of the headquarters campus and three surrounding undeveloped land parcels located in Houston, Texas, and associated leaseback of the currently occupied space qualifies for sale-leaseback and operating lease accounting treatment. Accordingly, we deferred and will amortize the gain of approximately $24.2 million as a reduction to rent expense on a straight-line basis over the minimum lease term. The net book value of assets of approximately $254.6 million of land and property were removed from the balance sheet.
Results of Operations and Financial Condition
     The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income bear to total revenues. These financial results are not necessarily indicative of future results.

	Percentage of Total
	Revenues
	Three Months Ended
	June 30,
	2005	2006
Revenues:
License	32.7%	30.7%
Maintenance	61.3%	63.4%
Professional services	6.0%	5.9%
Total revenues	100.0%	100.0%
Operating expenses:
Cost of license revenues	9.8%	6.5%
Cost of maintenance revenues	12.5%	13.2%
Cost of professional services	5.9%	6.4%
Research and development expenses	14.4%	12.1%
Selling and marketing expenses	34.3%	33.6%
General and administrative expenses	14.8%	14.1%
Amortization of intangibles	2.6%	1.8%
Severance, exit costs and related charges	12.4%	7.1%
Total operating expenses	106.6%	94.7%
Operating income (loss)	(6.6)%	5.3%
Other income, net	5.1%	6.1%
Earnings (loss) before income taxes	(1.5)%	11.4%
Income tax provision	10.3%	2.9%
Net earnings (loss)	(11.8)%	8.6%

Revenues
     We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services. We utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.
     During the first quarter of fiscal 2007, we restructured our organization into two new business segments in order to improve our execution and customer focus and align our resources and product development efforts to meet the demands of the dynamic markets we serve. These segments are related to our software products and are now referred to as the MSM and ESM segments. In addition, our third segment is comprised of our PS group.
     Our MSM software solutions include products designed for managing database management systems and providing scheduling and output management solutions on mainframe platforms. Our ESM software solutions include products for systems management and monitoring, distributed data management, service, change and asset management solutions, IT discovery and software configuration management, user administration and provisioning, password administration, enterprise directory management, web access control and audit and compliance management. The PS segment consists of consulting, implementation, integration and educational services related to our software products. Management reviews the results of our business by these segments. All prior periods presented have been reclassified to reflect this new structure. The following table provides information regarding license and maintenance revenues for the three months ended June 30, 2006 and 2005, respectively.
Software License Revenues

	Three Months Ended
	June 30,
	2005	2006	% Change
	(In millions)
Mainframe Service Management	$54.4	$45.9	(15.6)%
Enterprise Service Management	59.5	65.1	9.4%

Total software license revenues	$113.9	$111.0	(2.5)%

Software Maintenance Revenues

	Three Months Ended
	June 30,
	2005	2006	% Change
	(In millions)
Mainframe Service Management	$104.8	$112.1	7.0%
Enterprise Service Management	108.8	116.9	7.4%

Total software maintenance revenues	$213.6	$229.0	7.2%

Total Software Revenues

	Three Months Ended June 30,
	2005	2006	% Change
	(In millions)
Mainframe Service Management	$159.2	$158.0	(0.8)%
Enterprise Service Management	168.3	182.0	8.1%

Total software revenues	$327.5	$340.0	3.8%

Software License Revenues
     Our product license revenues primarily consist of fees related to products licensed to customers on a perpetual basis. Product license fees can be associated with a customer’s licensing of a given software product for the first time or with a customer’s purchase of the right to run a previously licensed product on additional computing capacity or for additional users. Our license revenues also include term contracts which are time-based arrangements that allow the licensee or customer to use our software for a specified period of time.
     Total software license revenues were $111.0 million for the three months ended June 30, 2006, a decrease of 2.5%, or $2.9 million, from the comparable prior year period. The decrease in license revenue is the combined result of the negative impact of a highly competitive and mature Mainframe market, partially offset by the growth in our ESM business, the purchase of Identify Software Ltd. and Identity Management markets. Furthermore, we experienced a decline in total transactions, coupled with a decrease in the percentage of new license sales recognized upfront. During the three months ended June 30, 2006, we closed 9 license transactions over $1 million, including one transaction over $5 million, compared to closing 13 transactions over $1 million, including one transaction over $5 million in the comparable prior year period. Of the transactions recorded during the current quarter, the percentage of revenue recognized upfront has decreased from 67% to 61%.
     MSM license revenues represented 47.8%, or $54.4 million, and 41.4%, or $45.9 million, of our total license revenues for the three months ended June 30, 2005 and 2006, respectively. MSM license revenues decreased 15.6%, or $8.5 million, from the comparable prior year period, primarily due to the competitive nature of the mature Mainframe market.
     ESM license revenues represented 52.2%, or $59.5 million, and 58.6%, or $65.1 million, of our total license revenues for the three months ended June 30, 2005 and 2006, respectively. ESM license revenues increased 9.4%, or $5.6 million, from the comparable prior year period, primarily due to the increase in demand for our solutions and the addition of Identify Software Ltd.
     For the three months ended June 30 2005 and 2006, our recognized license revenues were impacted by the changes in our deferred license revenue balance as follows:

	Three Months Ended
	June 30,
	2005	2006
	(In millions)
Deferrals of license revenue	$(32.9)	$(35.9)
Recognition from deferred license revenue	47.2	55.6

Net impact on recognized license revenues	$14.3	$19.7

Deferred license revenue balance at end of period	$392.9	$412.6

     The primary reasons for license revenue deferrals include: customer transactions that contain certain complex contractual terms and conditions, customer transactions which include products for which the maintenance pricing is based on both discounted and undiscounted license list prices, certain arrangements which include unlimited licensing rights, time-based licenses which are recognized over the term of the arrangement, or customer transactions which include products with differing maintenance periods and other transactions for which we do not have or are not able to determine vendor-specific objective evidence of the fair value of the maintenance and/or professional services. All of these instances cause the license revenues to be deferred. The contract terms and conditions that result in deferral of revenue recognition for a given transaction result from arm’s length negotiations between us and our customers. We anticipate our transactions will continue to include such contract terms that result in deferral of the related license revenues as we expand our offerings to meet customers’ product, pricing and licensing needs.
     Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenues to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenues to be recognized each quarter become more predictable as a larger percentage of those revenues come from the deferred license revenue balance. As of June 30, 2006, the deferred license revenue balance was $412.6 million and had an average remaining life of approximately three years. As additional license revenues are deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred license revenues we expect to recognize in future periods as of June 30, 2006 are as follows (in millions):

Remaining fiscal 2007	$159.8
Fiscal 2008	$138.4
Fiscal 2009 and thereafter	$114.4
Software Maintenance, Enhancement and Support Revenues
     Software maintenance, enhancement and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance, enhancement and support enrollment generally entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems, networks, storage systems and applications. These fees are generally charged annually and are based on the discounted license list price for our Mainframe Service Management and Distributed Systems Management products and a percentage of the undiscounted license list price for Service Management and Identity Management products. Customers are generally entitled to reduced annual maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement. The majority of our maintenance revenues are generated by such long-term contracts. Maintenance revenues also include the ratable recognition of the bundled fees for any initial maintenance services covered by the related license agreement.
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
     Total software maintenance revenues were $229.0 million for the three months ended June 30, 2006, an increase of 7.2%, or $15.4 million, from the comparable prior year period. The increase in software maintenance revenues was primarily the result of the additional maintenance revenue associated with the continuing growth in the installed customer base in all product lines within the segment.
     MSM maintenance revenues represented 49.1%, or $104.8 million, and 49.0%, or $112.1 million, of our total maintenance revenues for the three months ended June 30, 2005 and 2006, respectively. MSM maintenance revenues increased 7.0%, or $7.3 million, primarily due to the growth in the installed customer base in all product categories.
     ESM maintenance revenues represented 50.9%, or $108.8 million, and 51.0%, or $116.9 million, of our total maintenance revenues for the three months ended June 30, 2005 and 2006, respectively. ESM maintenance revenues increased 7.4%, or $8.1 million, primarily due to an increase in maintenance revenues for the Service Management and Identity Management products lines.
     As of June 30, 2006, the deferred maintenance revenue balance was $1,202.7 million. As additional maintenance revenues are deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred maintenance revenues we expect to recognize in future periods as of June 30, 2006 are as follows (in millions):

Remaining fiscal 2007	$501.7
Fiscal 2008	$382.2
Fiscal 2009 & thereafter	$318.8
Domestic vs. International Revenues

	Three Months Ended
	June 30,
	2005	2006	% Change
	(In millions)
License:
Domestic	$52.7	$54.4	3.2%
International	61.2	56.6	(7.5)%

Total license revenues	113.9	111.0	(2.5)%

Maintenance:
Domestic	119.9	128.4	7.1%
International	93.7	100.6	7.4%

Total maintenance revenues	213.6	229.0	7.2%

Professional services:
Domestic	8.8	9.3	5.7%
International	12.0	12.1	0.8%

Total professional services revenues	20.8	21.4	2.9%

Total domestic revenues	181.4	192.1	5.9%
Total international revenues	166.9	169.3	1.4%

Total revenues	$348.3	$361.4	3.8%

     Our domestic operations generated 46.3%, or $52.7 million, and 49.0%, or $54.4 million, of license revenues for the three months ended June 30, 2005 and 2006, respectively. For the three months ended June 30, 2006, domestic license revenue increased 3.2%, or $1.7 million, compared to the same period in the prior year primarily due to an increase in the recognized revenues from Service Management and Identity Management products, offset by a decrease in the recognized revenues from Mainframe Service Management products.
     International license revenues represented 53.7%, or $61.2 million, and 51.0%, or $56.6 million, of license revenues for the three months ended June 30, 2005 and 2006, respectively. International license revenues for the three months ended June 30, 2006 decreased 7.5%, or $4.6 million, compared to the same quarter last year primarily due to decreases in the recognized revenues from Mainframe Service Management and Distributed Systems Management products, partially offset by an increase in the recognized revenues from Service Management products. Revenue recognized for the new transactions over $1 million decreased $2.4 million as compared to the prior year period.
     Our domestic operations generated 56.1%, or $119.9 million, and 56.1%, or $128.4 million, of maintenance revenues for the three months ended June 30, 2005 and 2006, respectively. For the three months ended June 30, 2006, domestic maintenance revenues increased 7.1%, or $8.5 million, compared to the same period in the prior year, primarily due to an increase in our installed customer base among all products.
     Our international operations generated 43.9%, or $93.7 million, and 43.9%, or $100.6 million, of maintenance revenues for the three months ended June 30, 2005 and 2006, respectively. For the three months ended June 30, 2006, international maintenance revenues increased 7.4%, or $6.9 million, compared to the same period in the prior year, primarily due to an increase in maintenance revenues for the Mainframe Service Management and Service Management products, partially offset by a reduction in the recognized revenues from Distributed Systems Management products.
     Foreign currency exchange rate changes, including the impact of hedging, resulted in a favorable impact to the growth in international license revenues of 1.2%, or $0.7 million, for the three months ended June 30, 2006, as compared to the prior year period.
Professional Services Revenues
     Professional services revenues, representing fees from implementation, integration and education services performed during the periods, increased 2.9%, or $0.6 million, for the three months ended June 30, 2006, compared to the prior year period. Domestic professional services revenue for the three months ended June 30, 2006 increased 5.7%, or $0.5 million, as compared to the prior year period. International professional services revenue for the three months ended June 30, 2006 increased 0.8%, or $0.1 million, as compared to the prior year period. These increases reflect the recognition of professional services revenues from the completion of a significant project, the revenues of which had previously been deferred, as well as, to a lesser extent, the addition of Identity Software Ltd.
Operating Expenses

	Three Months Ended
	June 30,
	2005	2006	% Change
	(In millions)
Cost of license revenues	$34.0	$23.6	(30.6)%
Cost of maintenance revenues	43.6	47.6	9.2%
Cost of professional services	20.5	23.0	12.2%
Research and development expenses	50.0	43.7	(12.6)%
Selling and marketing expenses	119.4	121.3	1.6%
General and administrative expenses	51.6	50.9	(1.4)%
Amortization of intangibles	9.0	6.4	(28.9)%
Severance, exit costs and related charges	43.1	25.8	(40.1)%

Total operating expenses	$371.2	$342.3	(7.8)%

     Total operating expenses decreased 7.8%, or $28.9 million, for the three month period ended June 30 2006, compared to the prior year period due to the cost management initiatives implemented in fiscal 2006, partially offset by the additional share-based compensation expense due to the implementation of SFAS 123(R).
Cost of License Revenues
     Cost of license revenues is primarily comprised of (i) the amortization of capitalized software costs for internally developed products, (ii) amortization of purchased software included in internally developed products, (iii) amortization of acquired technology for products acquired through business combinations, (iv) license-based royalties to third parties and (v) production and distribution costs for initial product licenses. For the three months ended June 30, 2005 and 2006, the cost of license revenues represented 9.8%, or $34.0 million, and 6.5%, or $23.6 million, of total revenues, respectively, and 29.9% and 21.3% of license revenues, respectively. The cost of license revenues decreased 30.6%, or $10.4 million, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily as a result of the conclusion of the amortization of certain acquired technologies.
     As discussed in note 1(f) to our audited consolidated financial statements for the year ended March 31, 2006, contained in our Annual Report on Form 10-K for fiscal 2006, we capitalize software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The following table summarizes the amounts capitalized and amortized during the three months ended June 30, 2005 and 2006. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

	Three Months Ended
	June 30,
	2005	2006
	(In millions)
Software development and related purchased software costs capitalized	$(11.1)	$(16.5)
Total amortization	18.0	15.9

Net impact on operating expenses	$6.9	$(0.6)

Accelerated amortization included in total amortization above	$0.1	$—

Cost of Maintenance Revenues
     Cost of maintenance revenues is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the three months ended June 30, 2005 and 2006, the cost of maintenance revenues represented 12.5%, or $43.6 million, and 13.2%, or $47.6 million, of total revenues, respectively, and 20.4% and 20.8% of maintenance revenues, respectively. The cost of maintenance revenues increased 9.2%, or $4.0 million, for the three months ended June 30, 2006, respectively, as compared to the three months ended June 30, 2005 primarily as a result of the additional share-based compensation resulting from the implementation of SFAS 123(R).
Cost of Professional Services
     Cost of professional services consists primarily of personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers, and the related infrastructure to support this business. For the three months ended June 30, 2005 and 2006, the cost of professional services revenues represented 5.9%, or $20.5 million, and 6.4%, or $23.0 million, of total revenues, respectively, and 98.6% and 107.5% of professional services revenues, respectively. The cost of professional services revenues increased 12.2%, or $2.5 million, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily as a result of an increase in third party consulting fees.
Research and Development
     Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs, telecommunications and personnel expenses necessary to maintain our data processing center. Research, development and support expenses represented 14.4%, or $50.0 million, and 12.1%, or $43.7 million, of total revenues for the three months ended June 30, 2005 and 2006, respectively. Research, development and support expenses decreased 12.6%, or $6.3 million, in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, due to the increase in software development costs capitalized and the cost management initiatives implemented in fiscal 2006, partially offset by the additional share-based compensation due to the implementation of SFAS 123(R).
Selling and Marketing
     Our selling and marketing expenses primarily include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. For the three months ended June 30, 2005 and 2006, selling and marketing costs represented 34.3%, or $119.4 million, and 33.6%, or $121.3 million, of total revenues, respectively, and increased 1.6%, or $1.9 million, as compared to the three months ended June 30, 2005. This increase is attributable to the additional share-based compensation due to the implementation of SFAS 123(R). For the three months ended June 30, 2005 and 2006, commission expense was impacted by the changes in our deferred commissions balance (i.e., the net impact of new commissions deferred and commissions recognized out of the deferred balance) as follows:

	Three Months Ended
	June 30,
	2005	2006
	(In millions)
Deferred commissions — beginning balance	$58.8	$50.0
Net change in deferred commissions	(6.1)	(4.8)

Deferred commissions — ending balance	$52.7	$45.2

General and Administrative
     General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, IT, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects and severance pertaining to exit activities and related costs. General and administrative expenses represented 14.8%, or $51.6 million, and 14.1%, or $50.9 million, of total revenues in the three months ended June 30, 2005 and 2006, respectively. These expenses decreased 1.4%, or $0.7 million, for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005 primarily due to lower professional fees, consisting of legal, accounting and consulting fees associated with our Sarbanes-Oxley Section 404 compliance for fiscal 2005, partially offset by the additional share-based compensation due to the implementation of SFAS 123(R). For the three months ended June 30, 2006 compared to the same period in the prior year, we incurred approximately $9.0 million less in third party fees associated with our Sarbanes-Oxley compliance efforts.
Amortization of Intangibles
     Under the purchase accounting method for acquisitions, portions of the purchase prices for our acquisitions were allocated to other intangible assets, including tradenames. Amortization of intangibles expenses represented 2.6%, or $9.0 million, and 1.8%, or $6.4 million, of total revenues in the three months ended June 30, 2005 and 2006, respectively. These expenses decreased 28.9%, or $2.6 million, for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005 primarily due to the conclusion of amortization of certain other intangibles at the end of fiscal 2006, partially offset by amortization related to intangibles acquired in the period.
Severance, exit costs and related charges
     FY2006 Plan
     During the three months ended June 30, 2005, we implemented a plan (FY2006 Plan) to reduce costs and realign resources to focus on growth areas. The FY2006 Plan included the involuntary termination of 725 employees. The workforce reduction was across all functions and geographies and affected employees were provided cash separation packages. The workforce reduction has reduced selling and general and administrative expenses in product areas that were not realizing our profitability and growth goals. We also exited leases in certain locations, which ultimately reduced the square footage and operating costs at these locations. We recorded $43.1 million of costs related to the FY2006 Plan in the three months ended June 30, 2005. There was no impact to the three months ended June 30, 2006. We do not expect any significant additional severance or facilities charges related to the FY2006 Plan subsequent to June 30, 2006.
     Process Improvements Initiative
     During the three months ended June 30, 2006, we implemented efforts to simplify, standardize and automate key business processes and thereby further reduce operating expenses. We recorded $25.7 million of costs, primarily severance costs, related to the implementation of this program during the three months ended June 30, 2006, of which $10.2 million was paid in cash. We continue to review the impact of these actions and will, based on future results of operations, determine if additional actions to reduce operating expenses are necessary.
Other Income, Net
     Other income, net consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables, rental income on owned facilities and gains and losses on marketable securities and other investments. For the three months ended June 30, 2006, other income, net, was $22.2 million reflecting an increase of $4.6 million from the same period in the prior fiscal year primarily as a result of the impact of certain derivative transactions not designated as hedges for accounting purposes and higher interest income generated from higher average investment portfolio balances with higher interest rates.
Income Taxes
     Income tax expense was $35.8 million for the three months ended June 30, 2005, as compared to income tax expense of $10.3 million for the quarter ended June 30, 2006, resulting in an effective tax rate of (675)% and 24.9%, respectively. Our effective tax rate and associated provision for income taxes for the three months ended June 30, 2005 and 2006 were based on our estimates of consolidated earnings before taxes for fiscal 2006 and 2007, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, estimated tax credits, estimated tax incentives and an assessment regarding the realizability of our deferred tax assets. Included in income tax expense for the three months ended June 30, 2005, was an accrued tax liability of $36.5 million related to our repatriation of $708.8 million of qualified earnings under the applicable provisions of the American Jobs Creation Act of 2004.
Recently Issued Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows.
Liquidity and Capital Resources
     The financial data utilized in analyzing our liquidity and financial position is summarized in the tables below:

	Three Months Ended
	June 30,
	2005	2006
	(In millions)
Cash flow data:
Cash provided by operating activities	$92.9	$55.5
Treasury stock acquired	(86.0)	(150.0)
Cash paid for technology acquisitions and other investments, net of cash acquired	(3.3)	(143.7)

	March 31,	June 30,
	2006	2006
	(In millions)
Balance sheet data:
Cash and cash equivalents and marketable securities	$1,343.7	$1,403.0
Total trade finance receivables and trade accounts receivables	372.9	294.6
Deferred revenue	1,628.3	1,634.6
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
Operating Activities
     The table below aggregates certain line items from our condensed consolidated statements of cash flows to present the key items affecting our cash flows from operating activities:

	Three Months Ended
	June 30,
	2005	2006
	(In millions)
Net earnings (loss)	$(41.1)	$31.0
Adjustments to net earnings for items whose cash effects are investing or financing cash flows	57.5	39.7
Decrease in finance receivables	55.5	38.8
Decrease in payables to third-party financing institutions for finance receivables	(15.5)	(59.5)
Increase in accrued severance, exit costs and related charges	8.3	13.3
All other, net	28.2	(7.8)

Net cash provided by operating activities	$92.9	$55.5

•	The most significant components of adjustments to net earnings for items whose cash effects are investing or financing cash flows is depreciation and amortization, as follows:

	Three Months Ended
	June 30,
	2005	2006
	(In millions)
Depreciation	$15.8	$12.3
Amortization of capitalized software development and related purchased software costs	18.0	15.9
Amortization of acquired technology	14.2	5.6
Amortization of intangible assets	9.0	6.4
Amortization of premiums (discounts) on marketable debt securities	0.5	(0.5)

Depreciation and amortization	$57.5	$39.7

•	For the three months ended June 30, 2006, the decrease in adjustments to net earnings for items whose cash effects are investing or financing cash flows is primarily due to the decrease in amortization for the period. The decrease in amortization of intangible assets is primarily a result of the conclusion of the amortization of Remedy intangibles. In addition, depreciation expense was lower in the current period due to the previously discussed sale of the buildings as of June 6, 2006.

•	For the three months ended June 30, 2006, the decrease in payables to third-party financing institutions for finance receivables is primarily due to the timing of collections of servicing receipts and the subsequent remittance to third-party financing institutions.
Investing Activities
     The table below aggregates certain line items from our condensed consolidated statements of cash flows to present the key items affecting our cash flows from investing activities:

	Three Months Ended
	June 30,
	2005	2006
	(In millions)
Cash paid for acquisitions and other investments, net of cash acquired	$(3.3)	$(143.7)
Net proceeds from maturities / sales of (purchase of) marketable securities	23.6	(242.4)
Proceeds from the sale of property and equipment, net	5.0	—
All other, net	(15.3)	(20.5)

Net cash provided by (used in) investing activities	$10.0	$(406.6)

•	The primary use of cash from investing activities is the net purchases of marketable securities of $242.4 million.

•	Cash paid for technology acquisitions and other investments, net of cash acquired, for the three months ended June 30, 2006 represents the purchase of Identify Software Ltd.

•	The main components of other cash used in investing activities are the capitalization of software development costs and purchases of property and equipment, primarily computer hardware and software.
Financing Activities
     The table below aggregates certain line items from our condensed consolidated statements of cash flows to present the key items affecting our cash flows from financing activities:

	Three Months Ended
	June 30,
	2005	2006
	(In millions)
Treasury stock acquired	$(86.0)	$(150.0)
Payments on capital leases	(1.4)	(1.5)
Repayment of debt assumed	—	(5.0)
Proceeds from sale leaseback transaction	—	291.9
Stock options exercised and other	16.9	31.9

Net cash used in financing activities	$(70.5)	$167.3

•	There were no borrowings during the three months ended June 30, 2005 and 2006, and the main use of cash for financing activities was the acquisition of treasury stock. During the three months ended June 30, 2006, approximately 7.0 million shares of treasury stock were purchased. We plan to continue the pace of treasury stock purchases, subject to market conditions, other possible uses of our cash and our domestic liquidity position.

•	During the three months ended June 30, 2006, we repaid $5.0 million of debt assumed in the Identify Software Ltd. acquisition.

•	The primary source of cash from financing activities is the $291.9 million of cash received from the sale of the Houston headquarters campus, net of closing costs.

•	The exercise of stock options was also a source of cash from financing activities.
Cash and Cash Equivalents and Marketable Securities
     At June 30, 2006, our cash and cash equivalents and marketable securities were $1,403.0 million, an increase of approximately $59.3 million from March 31, 2006. This increase is primarily the result of the sale of buildings, cash flow generated from operating activities and proceeds from the exercise of stock options, partially offset by treasury stock purchases and the acquisition of Identify Software Ltd. Approximately 35% of the cash and cash equivalents and marketable securities at June 30, 2006 are held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated approximately $92.0 million of earnings for which United States income taxes have not been recorded because we have determined that those earnings will be invested indefinitely.
     Our marketable securities are primarily investment grade and highly liquid. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year, and while typically yielding greater returns, investing in such securities reduces reported working capital.

Treasury Stock Purchases
     Our Board of Directors has authorized a $2.0 billion stock repurchase program ($500.0 million authorized in April 2000, $500.0 million in July 2002 and $1.0 billion in November 2005). During the three months ended June 30, 2006, we purchased 7.0 million shares for $150.0 million. From the inception of the repurchase plan through June 30, 2006, we have purchased 72.1 million shares for $1,340.6 million. The repurchase program is funded solely with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Issuer Purchases of Equity Securities below for a monthly detail of treasury stock purchases for the quarter ending June 30, 2006.
     Repurchases of our common stock will occur over time through open market purchases, through unsolicited or solicited privately negotiated transactions, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder.
Contractual Obligations
     Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006. On June 6, 2006, we entered into a purchase and sale agreement, pursuant to which we sold our headquarters campus and three surrounding undeveloped land parcels located in Houston, Texas. In connection with the sale of the buildings, we entered into a 15 year lease agreement for the currently occupied space with the option to terminate the lease in 9 years and options to renew for up to an additional 20 years at market rates. The lease agreement includes five scheduled rent increases, and is subject to annual consumer price index adjustments, over its term. Lease payments will impact earnings on a straight-line basis over the minimum lease term. As part of the lease, should the landlord desire to sell the buildings during the lease term, we have a right of first offer to purchase the buildings at market rates. We concluded that the sale of the headquarters campus and three surrounding undeveloped land parcels located in Houston, Texas, and associated leaseback of the currently occupied space qualifies for sale-leaseback and operating lease accounting treatment. Basic rent due under the lease agreement during the minimum lease term is (in millions):

Less than 1 year	$9.7
1 - 3 years	19.3
3 - 5 years	19.8
More than 5 years	38.7

$87.5

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our portfolio management strategy subsequent to March 31, 2006, therefore the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our Annual Report on Form 10-K for the year ended March 31, 2006.
ITEM 4. Controls and Procedures
Material Weakness Previously Disclosed
     As discussed in Item 9A of our 2006 Annual Report on Form 10-K, as of March 31, 2006, we identified a material weakness in the design and operation of our internal controls over the accounting for income taxes. As also disclosed in our 2006 Annual Report, we are designing and implementing actions to remediate this material weakness. While we have made some progress in remediating the material weakness, we are continuing to address the issues underlying the material weakness, including both the process deficiencies and inadequate staffing of experienced, specialized tax accounting personnel.
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2006, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weakness previously disclosed, which has not been completely remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls were not effective, as of the end of the period covered by this Quarterly Report. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects our financial condition, results of operations and cash flows as of and for the periods presented.
     We anticipate the actions to be taken and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and in conjunction with additional remediation steps planned for the remaining quarters of fiscal 2007 will, over time, address the material weakness that we identified in our internal control over financial reporting as of March 31, 2006. However, because many of the remedial actions we have undertaken are recent and because some of our remediation actions will be designed to improve our internal control over the calculation of our annual tax provision, management will not be able to conclude that the material weakness has been eliminated prior to the completion of the fiscal 2007 year-end income tax provision.

Changes in Internal Control Over Financial Reporting
     We are undertaking efforts to remediate the material weakness in the design and operation of our internal controls over the accounting for income taxes identified in our 2006 annual report. During the first quarter of fiscal 2007, we implemented a new income tax software application and enhanced our analysis of the projected annual tax provision calculations and our quarterly analysis of our effective tax rate. These actions materially affected, in the period covered by this report, or are reasonably likely to materially affect in future periods, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     There have been no material developments in our arbitration proceedings against NetIQ Corporation since our Annual Report on Form 10-K for fiscal 2006, dated June 14, 2006.
     We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A. Risk Factors
     There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for fiscal 2006, dated June 14, 2006.
ITEM 2. Issuer Purchases of Equity Securities

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased(1)	Share	Program(2)	Program(2)	the Program(2)
April 1-30, 2006	$140,446	$21.76	$140,000	$3,046,610	$806,379,778
May 1-31, 2006	3,570,157	21.25	3,570,076	75,850,216	$730,529,562
June 1-30, 2006	3,260,508	21.81	3,260,508	71,103,174	$659,426,388

Total	$6,971,111	$21.51	$6,970,584	$150,000,000	$659,426,388

(1)	Includes repurchases made pursuant to the publicly announced plan in footnote (2) below and repurchases in satisfaction of tax obligations upon the lapse of restrictions on nonvested stock grants.

(2)	Our Board of Directors has authorized a $2.0 billion stock repurchase program ($500.0 million authorized in April 2000, $500.0 million in July 2002 and $1.0 billion authorized in November 2005). As of June 30, 2006, there was approximately $659.4 million remaining in this stock repurchase program and the program does not have an expiration date.
ITEM 5. Other Information
     None.
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

BMC SOFTWARE, INC.
	By:	/s/ Robert E. Beauchamp
Robert E. Beauchamp
August 9, 2006		President and Chief Executive Officer

	By:	/s/ Stephen B. Solcher
Stephen B. Solcher
August 9, 2006		Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchanges Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.