Form 10-Q
period 2006-09-30
BMC SOFTWARE INC
filed 2006-11-09
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-16393
BMC Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2126120
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2101 CityWest Boulevard
Houston, Texas	77042-2827
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2006, there were outstanding 205,089,511 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC. AND SUBSIDIARIES
QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	September 30,
	2006	2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$905.9	$681.4
Marketable securities	157.5	432.5
Trade accounts receivable, net	167.8	142.0
Current trade finance receivables, net	123.2	109.2
Current deferred tax assets	43.4	46.6
Other current assets	108.6	79.7

Total current assets	1,506.4	1,491.4
Property and equipment, net	352.1	86.4
Software development costs and related assets, net	110.8	107.4
Long-term marketable securities	280.3	261.9
Long-term trade finance receivables	81.9	62.7
Acquired technology, net	23.7	37.9
Goodwill, net	561.4	676.4
Intangible assets, net	29.8	30.1
Other long-term assets	264.5	254.5

Total assets	$3,210.9	$3,008.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables:
Trade accounts payable	$74.6	$18.1
Trade finance payables	66.9	16.5

Total accounts payable	141.5	34.6
Accrued liabilities	252.1	249.9
Current portion of deferred revenue	808.8	809.5

Total current liabilities	1,202.4	1,094.0
Long-term deferred revenue	819.5	753.6
Other long-term liabilities and deferred credits	90.2	105.8

Total liabilities	2,112.1	1,953.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2.5	2.5
Additional paid-in capital	592.5	627.8
Retained earnings	1,264.4	1,351.8
Accumulated other comprehensive loss	(22.4)	(15.7)

	1,837.0	1,966.4
Less treasury stock, at cost	(735.3)	(911.1)
Less unearned portion of stock-based compensation	(2.9)	—

Total stockholders’ equity	1,098.8	1,055.3

Total liabilities and stockholders’ equity	$3,210.9	$3,008.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Revenues:
License	$117.2	$137.9	$231.1	$248.9
Maintenance	221.5	226.9	435.1	455.9
Professional services	23.1	21.9	43.9	43.3

Total revenues	361.8	386.7	710.1	748.1

Operating expenses:
Cost of license revenues	34.0	26.8	67.9	50.4
Cost of maintenance revenues	40.4	50.9	83.9	96.3
Cost of professional services	21.3	22.6	41.4	45.6
Research and development expenses	52.3	47.7	104.8	93.6
Selling and marketing expenses	116.8	122.6	235.0	243.9
General and administrative expenses	49.1	49.0	100.0	99.9
Amortization of intangibles	9.2	6.9	18.2	13.3
Severance, exit costs and related charges	(1.6)	0.6	41.5	26.4

Total operating expenses	321.5	327.1	692.7	669.4

Operating income	40.3	59.6	17.4	78.7
Other income, net:
Interest and other income, net	19.5	20.6	36.6	43.2
Interest expense	(0.4)	(0.5)	(0.7)	(0.9)
Gain on marketable securities and other investments	0.3	4.6	1.1	4.6

Other income, net	19.4	24.7	37.0	46.9

Earnings before income taxes	59.7	84.3	54.4	125.6
Income tax provision	16.9	26.1	52.7	36.4

Net earnings	$42.8	$58.2	$1.7	$89.2

Basic earnings per share	$0.20	$0.29	$0.01	$0.43

Diluted earnings per share	$0.19	$0.28	$0.01	$0.42

Shares used in computing basic earnings per share	217.6	203.8	218.4	205.6

Shares used in computing diluted earnings per share	220.8	209.0	220.7	210.1

Comprehensive income (loss):
Net earnings	$42.8	$58.2	$1.7	$89.2
Net changes in accumulated comprehensive income (loss)	(0.3)	3.3	(2.1)	6.7

Comprehensive income (loss)	$42.5	$61.5	$(0.4)	$95.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	September 30,
	2005	2006
Cash flows from operating activities:
Net earnings	$1.7	$89.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	113.8	79.3
Gain on marketable securities	(1.1)	(4.6)
Share-based compensation	1.8	21.5
Decrease in finance receivables	66.5	32.9
Decrease in payables to third-party financing institutions for finance receivables	(14.0)	(50.1)
Increase (decrease) in accrued severance, exit costs and related charges	(6.5)	4.7
Decrease in deferred revenues	(74.7)	(68.2)
Net change in trade receivables, payables and other components of working capital	(2.3)	(21.8)

Net cash provided by operating activities	85.2	82.9

Cash flows from investing activities:
Cash paid for acquisitions and other investments, net of cash acquired	(9.0)	(144.2)
Purchases of marketable securities	(269.5)	(566.1)
Proceeds from maturities / sales of marketable securities	39.6	314.5
Proceeds from sale of property and equipment, net	5.0	—
Purchases of property and equipment	(11.8)	(10.5)
Capitalization of software development costs and related assets	(24.9)	(26.6)
Other investing activities	0.1	0.2

Net cash used in investing activities	(270.5)	(432.7)

Cash flows from financing activities:
Payments on capital leases	(2.8)	(3.0)
Stock options exercised and other	77.5	108.2
Proceeds from sale leaseback transaction	—	291.9
Repayment of debt assumed	—	(5.0)
Excess tax benefit from share-based compensation	—	10.4
Treasury stock acquired	(186.0)	(280.0)

Net cash provided by (used in) financing activities	(111.3)	122.5

Effect of exchange rate changes on cash	2.5	2.8

Net change in cash and cash equivalents	(294.1)	(224.5)
Cash and cash equivalents, beginning of period	820.1	905.9

Cash and cash equivalents, end of period	$526.0	$681.4

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$37.5	$15.8
Liabilities assumed in acquisitions	$0.3	$12.1
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
These financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts previously reported have been reclassified to provide comparability among the periods reported. Those reclassifications did not impact our net earnings or stockholders’ equity.
These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2006, as filed with the Securities and Exchange Commission on Form 10-K.
(2) Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned nonvested stock are considered potential common shares using the treasury stock method. For the three months ended September 30, 2005 and 2006, 9.2 million and 3.6 million weighted options, respectively, have been excluded from the calculation of diluted EPS, as they are anti-dilutive. For the six months ended September 30, 2005 and 2006, 13.3 million and 4.1 million weighted options, respectively, have been excluded from the calculation of diluted EPS, as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three and six months ended September 30, 2005 and 2006, respectively:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In millions, except per		(In millions, except per
	share data)		share data)
Basic earnings per share:
Net earnings	$42.8	$58.2	$1.7	$89.2
Weighted average number of common shares outstanding	217.6	203.8	218.4	205.6

Basic earnings per share	$0.20	$0.29	$0.01	$0.43

Diluted earnings per share:
Net earnings	$42.8	$58.2	$1.7	$89.2
Weighted average number of common shares outstanding	217.6	203.8	218.4	205.6
Incremental shares from assumed conversions of stock options and other	3.2	5.2	2.3	4.5

Adjusted weighted average number of common shares outstanding	220.8	209.0	220.7	210.1

Diluted earnings per share	$0.19	$0.28	$0.01	$0.42

(3) Business Combinations
On May 10, 2006, the Company acquired all of the outstanding shares of Identify Software Ltd. (Identify Software), a leading global provider of application problem resolution software, for $150.0 million in cash. The Company also incurred approximately $0.6 million in direct acquisition costs. Identify Software’s results have been included in the Company’s condensed consolidated financial statements since the acquisition date as part of the Enterprise Service Management segment. The addition of Identify Software’s solutions to the Company’s transaction management strategy provides customers with enhanced application and problem resolution capabilities, enabling them to pinpoint the cause of transaction breakdowns. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of Identify Software. This allocation is preliminary and as such is subject to refinement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

May 10,
2006
(In millions)
Current assets	$13.7
Property and equipment	0.9
Intangible assets	12.7
Acquired technology	26.2
Goodwill	107.4
Other long-term assets	1.8

Total assets acquired	162.7

Current liabilities	(12.1)

Net assets acquired	$150.6

The $38.9 million of acquired identifiable intangible assets includes $26.2 million of acquired technology and $12.7 million of customer relationships, trademarks and tradenames, with an estimated weighted average economic life of three years. The Company recorded $3.4 million and $5.4 million of amortization on a straight-line basis related to these intangibles during the three and six months ended September 30, 2006, respectively. Estimated amortization expense for future years related to these intangibles is:

Fiscal Years
(In millions)
Remainder of 2007	$6.6
2008	13.2
2009	12.6
2010	1.1
The $107.4 million of goodwill was assigned to the Enterprise Service Management segment and all of that amount is expected to be deductible for tax purposes. Factors that contributed to a purchase price that resulted in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future versions of acquired technology, support personnel to provide the maintenance services related to the products and a trained sales force capable of selling current and future versions of acquired products, the opportunity to cross-sell Identify Software and BMC Software products to existing customers and the positive reputation that Identify Software has in the market.
4) Segment Reporting
During the first quarter of fiscal 2007, the Company resegmented its organization to improve execution and customer focus and to align its resources and product development efforts to meet the demands of the dynamic markets it serves. The new software business segments are Mainframe Service Management (MSM) and Enterprise Service Management (ESM). In addition to these software business segments, Professional Services (PS) is also considered a separate segment. The Company’s management reviews the results of the Company’s software business by these segments. All prior periods presented have been reclassified to reflect this new structure.
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
For the MSM, ESM and PS segments, segment performance is measured on contribution margin, reflecting only the direct controllable research and development, selling and marketing, general and administrative and professional services expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of software development cost capitalization and amortization, portions of general and administrative expenses, amortization of acquired technology and intangibles, one-time or special charges, other income (net), and income taxes. Consistent with how management reviews operations, the costs associated with severance and exit activities described in note 6 are not included in segment contribution margin and are, therefore, included in indirect expenses. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

Three Months Ended September 30, 2005
(In millions)	MSM	ESM	PS	Consolidated
Revenues:
License	$53.2	$64.0	$—	$117.2
Maintenance	108.3	113.2	—	221.5
Professional services	—	—	23.1	23.1

Total revenues	161.5	177.2	23.1	361.8
Direct segment expenses	40.7	63.1	21.3	125.1

Segment contribution margin	$120.8	$114.1	$1.8	236.7

Indirect expenses				196.4
Other income, net				19.4

Consolidated earnings before taxes				$59.7

Three Months Ended September 30, 2006
(In millions)	MSM	ESM	PS	Consolidated
Revenues:
License	$60.8	$77.1	$—	$137.9
Maintenance	107.2	119.7	—	226.9
Professional services	—	—	21.9	21.9

Total revenues	168.0	196.8	21.9	386.7
Direct segment expenses	42.3	62.3	22.6	127.2

Segment contribution margin	$125.7	$134.5	$(0.7)	259.5

Indirect expenses				199.9
Other income, net				24.7

Consolidated earnings before taxes				$84.3

Six Months Ended September 30, 2005
(In millions)	MSM	ESM	PS	Consolidated
Revenues:
License	$107.6	$123.5	$—	$231.1
Maintenance	213.0	222.1	—	435.1
Professional services	—	—	43.9	43.9

Total revenues	320.6	345.6	43.9	710.1
Direct segment expenses	81.0	125.5	41.4	247.9

Segment contribution margin	$239.6	$220.1	$2.5	462.2

Indirect expenses				444.8
Other income, net				37.0

Consolidated earnings before taxes				$54.4

Six Months Ended September 30, 2006
(In millions)	MSM	ESM	PS	Consolidated
Revenues:
License	$106.7	$142.2	$—	$248.9
Maintenance	219.3	236.6	—	455.9
Professional services	—	—	43.3	43.3

Total revenues	326.0	378.8	43.3	748.1
Direct segment expenses	82.4	122.0	45.6	250.0

Segment contribution margin	$243.6	$256.8	$(2.3)	498.1

Indirect expenses				419.4
Other income, net				46.9

Consolidated earnings before taxes				$125.6

(5) Share-Based Compensation
The Company has numerous stock plans that provide for the grant of common stock options and nonvested stock to employees and directors of the Company. As of September 30, 2006, there were 10.6 million shares available for future awards of options, nonvested stock subject to certain volume limitations and other authorized equity awards pursuant to the Company’s equity compensation plans. The Company also has an employee stock purchase plan under which rights to purchase the Company’s common stock are granted at the lesser of 85% of the market price of the common stock on the first or last day of the offering period.

Prior to April 1, 2006, the Company accounted for stock option plans using the intrinsic value method under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as permitted by Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (SFAS 123), under which no compensation expense was generally recognized for stock option grants as the exercise prices of options granted were equal to the quoted market price of the common stock on the date of grant, except in limited circumstances when stock options were exchanged in business combinations. Accordingly, share-based compensation expense related to the Company’s stock options was included as a pro forma disclosure in the notes to condensed consolidated financial statements and continues to be provided for periods prior to fiscal 2007.
Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (SFAS 123(R)), using the modified prospective method. Under this transition method, compensation cost recognized in the three and six months ended September 30, 2006, includes: a) compensation cost for all share-based payments granted through March 31, 2006, but for which the requisite service period had not been completed as of March 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with SFAS 123(R), compensation cost is recognized only for those awards that are expected to vest, whereas, prior to the adoption of SFAS 123(R), the Company recognized forfeitures as they occurred. The Company uses the straight-line attribution method to allocate share-based compensation costs over the service period of the award.
The following table details the total share-based compensation costs included in results of operations for the three and six months ended September 30, 2006:

	Three	Six
	Months Ended	Months Ended
	September 30,	September 30,
	2006	2006
	(In millions)
Cost of maintenance revenues	$1.7	$3.1
Cost of professional services	0.3	0.6
Research and development expenses	1.6	3.1
Selling and marketing expenses	3.3	6.8
General and administrative expenses	3.8	7.9

Share-based compensation before income taxes	10.7	21.5
Income tax benefit	(3.3)	(6.3)

Total share-based compensation after taxes	$7.4	$15.2

In addition, share-based compensation of $0.2 million and $0.9 million was capitalized as software development costs during the three and six months ended September 30, 2006, respectively.

The following table presents the impact of the adoption of SFAS 123(R) on selected condensed consolidated financial statement line items for the three and six months ended September 30, 2006, excluding non-vested stock awards and the intrinsic value of the replacement stock options issued as consideration in the Marimba acquisition in fiscal 2005, both of which were already expensed under APB 25 (in millions, except per share data):

	Three Months Ended	Six Months Ended
	September 30, 2006	September 30, 2006
	Increase /	Increase /
	(Decrease)	(Decrease)
Operating income	(10.8)	(20.7)
Earnings before income taxes	(10.8)	(20.7)
Net earnings	(7.5)	(14.7)
Basic earnings per share	(0.04)	(0.07)
Diluted earnings per share	(0.04)	(0.07)
Net cash provided by operating activities	(8.2)	(10.4)
Net cash provided by financing activities	8.2	10.4
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
As of September 30, 2006, there was approximately $98.2 million of total unrecognized compensation costs related to share-based compensation arrangements which are expected to be recognized over a weighted average remaining period of 2.5 years.
The following table provides pro forma net earnings (loss) and earnings (loss) per share as if the Company had applied the fair value method of SFAS 123 for the three and six months ended September 30, 2005 (in millions, except per share data):

	Three Months Ended	Six Months Ended
	September 30, 2005	September 30, 2005
Net earnings (loss):
As reported	$42.8	$1.7
Add stock-based employee compensation expense included in net earnings (loss), net of tax benefit of $0.3 and $0.6	0.7	1.2
Deduct stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(10.4)	(19.8)

Pro forma earnings (loss)	$33.1	$(16.9)

Basic earnings (loss) per share:
As reported	$0.20	$0.01

Pro forma earnings (loss) per share	$0.15	$(0.08)

Diluted earnings (loss) per share:
As reported	$0.19	$0.01

Pro forma earnings (loss) per share	$0.15	$(0.08)

Stock Options. Under the option plans, all options issued during the three and six months ended September 30, 2005 and 2006 have been granted with exercise prices equal to the quoted market price on the date of grant (calculated pursuant to the plans as the average of the high and low trades on the date of grant). Options granted to employees during the three and six months ended September 30, 2005 have a ten-year term and generally vest on a quarterly basis over four years of continued service. Options granted to employees during the three and six months ended September 30, 2006 primarily have a six-year term and generally vest on a monthly basis over four years of continued service. Options granted to non-employee members of the Company’s Board of Directors during the three and six months ended September 30, 2005 and 2006 generally have a ten-year term and will become fully exercisable on the one year anniversary of the grant date.
The fair value of each option award granted is estimated as of the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Prior to the adoption of SFAS 123(R), expected volatility was based on the historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. Upon the adoption of SFAS 123(R), expected volatility has been estimated using a combination of implied volatility from traded options on the

Company’s stock and historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the options. The expected term of options represents the period of time that options granted are expected to be outstanding. For options granted subsequent to the adoption of SFAS 123(R), the expected term of options granted has been derived from the simplified method allowed by SEC Staff Accounting Bulletin No. 107 due to changes in vesting terms and contractual lives of current options compared to the Company’s historical grants. The risk-free rate for the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. The expected dividend yield is assumed to be zero in the option pricing formula, as the Company does not pay dividends and has no current plans to do so. In addition, the Company uses historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. The estimated forfeiture rate used for both the three and six months ended September 30, 2006 was 10.0% for employees. Groups of award recipients that have different exercise behavior are considered separately for valuation purposes.
The Company used the following weighted average assumptions to estimate the fair value of options granted for the three and six months ended September 30, 2005 and 2006:

	Pro Forma		Pro Forma
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Expected volatility	53%	36%	54%	34%
Expected term (in years)	5	7	5	5
Risk-free rate	4.2%	4.8%	4.1%	4.9%
Expected dividends	—	—	—	—
The following is a summary of stock option transactions during the six months ending September 30, 2006:

		Weighted
		Average	Weighed Average
		Exercise	Remaining	Aggregate Intrinsic
	Shares	Price	Contractual Term	Value
	(In millions)		(In years)	(In millions)
Options outstanding as of April 1, 2006	31.2	$20
Options granted	2.9	$22
Options exercised	(6.0)	$17
Options forfeited or canceled	(1.3)	$22

Options outstanding as of September 30, 2006	26.8	$21	6	$219.4

Options vested or expected to vest as of September 30, 2006	25.6	$21	6	$210.4
Options exercisable as of September 30, 2006	17.5	$22	5	$139.9
The weighted average grant-date fair value of each option granted during the three and six months ended September 30, 2005 was $10.09 and $9.84, respectively. The weighted average grant-date fair value of each option granted during the three and six months ended September 30, 2006 was $12.38 and $8.13, respectively. The total intrinsic value of options exercised during the three and six months ended September 30, 2005 was $18.8 million and $25.4 million, respectively. The total intrinsic value of options exercised during the three and six months ended September 30, 2006 was $34.6 million and $42.9 million, respectively.
Cash received from option exercises was $74.3 million and $104.0 million during the six months ended September 30, 2005 and 2006, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5.9 million and $9.2 million for the three months ended September 30, 2005 and 2006, respectively, and $7.9 million and $11.5 million during the six months ended September 30, 2005 and 2006, respectively. The Company has historically issued treasury shares to satisfy share option exercises and expects to continue this practice for the foreseeable future.
Nonvested Stock Awards. The nonvested stock issued under the Company’s stock plans is subject to transfer restrictions that lapse over one to four years. The fair value of nonvested stock awards is based upon the market price of the Company’s common stock on the date of grant. Additionally, during the six months ended September 30, 2006 the Company granted key employees performance-based nonvested stock whose vesting is contingent upon meeting earnings per share performance goals. These shares contingently vest in the last two years of a three year term depending on attainment of the performance goals. Under SFAS 123(R), the Company uses historical data, including historical forfeitures and employee turnover rates, to estimate forfeiture rates for nonvested stock.
The weighted average grant-date fair value of nonvested stock granted during the six months ended September 30, 2005 and 2006 was $19.23 and $22.09, respectively.

Nonvested stock transactions during the six months ended September 30, 2006 were as follows:

		Weighted
		Average
		Grant-date
	Shares	Fair-value
	(In thousands)
Nonvested shares as of April 1, 2006	151	$17
Shares granted	1,530	$22
Shares vested	(52)	$17
Shares forfeited	(7)	$21

Nonvested shares as of September 30, 2006	1,622	$22

The total fair value of shares vested during the three and six months ended September 30, 2006 was $1.2 million and $1.3 million, respectively.
Employee Stock Purchase Plan. The Company has an employee stock purchase plan (ESPP) for its eligible employees. Prior to June 30, 2006, the Company administered its employee stock purchase program under a plan originally approved by the Company’s Board of Directors and stockholders in 1996 (the 1996 ESPP). Beginning July 1, 2006, the Company administered its employee stock purchase program under a plan approved by the Company’s Board of Directors and stockholders in 2006 (the 2006 ESPP). The 2006 ESPP authorizes the issuance of up to 3,000,000 shares of the Company’s common stock. Under both plans, employees have the option to purchase shares of BMC common stock at 85% of the market price on the first or last day of each offering period, whichever is lower. The final offering period under the 1996 ESPP, which expired on June 30, 2006, was from April 1, 2006 to June 30, 2006. No further shares will be issued from the 1996 ESPP. The current offering period under the 2006 ESPP is from July 1, 2006 to December 31, 2006. The grant date fair value of the ESPP shares issued under the plan is based upon (1) the 15% discount provided; (2) the value derived from the use of the lower of the first or last day stock price; and (3) the value derived from the look-back feature of the plan that does not fix the number of shares that an employee can purchase if the exercise price is lower than the grant date price. During the six months ended September 30, 2005 and 2006, the Company issued 0.3 million and 0.1 million shares, respectively, under the 1996 ESPP at an average price of $15.29 per share and $18.49 per share, respectively. The grant date fair value per share beginning July 1, 2006 was $5.28.
(6) Severance, Exit Costs and Related Charges
The Company has had various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and simplification, standardization and automation of key business processes. As a result of these initiatives, the Company involuntarily terminated approximately 785 and 725 employees during the fiscal years ended March 31, 2004 and 2006, respectively, and identified for termination approximately 400 employees during the six months ended September 30, 2006. These workforce reduction are across all functions and geographies and affected employees were, or will be, provided cash separation packages. The workforce reductions have reduced selling and general and administrative expenses in product areas that were not realizing the Company’s profitability and growth goals. Additionally, the Company exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities during the fiscal year ended March 31, 2004. As of September 30, 2006, $30.8 million of severance and facilities costs related to actions completed under these initiatives remain accrued for payments in future periods, as follows:

					Cash Payments,	Balance at
	Balance at	Charged	Adjustments		Net of Sublease	September 30,
	March 31, 2006	to Expense	to Estimates	Accretion	Income	2006
	(In millions)
Severance and related costs	$0.5	$26.6	$0.1	$—	$(16.8)	$10.4
Facilities costs	25.6	—	(0.3)	0.5	(5.4)	20.4

Total accrued	$26.1	$26.6	$(0.2)	$0.5	$(22.2)	$30.8

The accruals for severance and related costs at September 30, 2006 represent the amounts to be paid to employees that have been terminated or identified for termination as a result of initiatives described above. These amounts are expected to be paid within fiscal 2007 or early fiscal 2008. The Company continues to review the impact of these actions and will, based on future results of operations, determine if additional actions to reduce operating expenses are necessary. The total amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.

The accruals for facilities costs at September 30, 2006 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. Projected sublease income is based on management’s estimates, which are subject to change. The Company may incur additional facilities charges subsequent to September 30, 2006 as a result of its current initiatives described above. Accretion (the increase in the present value of facilities accruals over time) is included in our operating expenses.
(7) Income Taxes
Income tax expense for the three and six months ended September 30, 2005 was $16.9 million and $52.7 million, respectively, resulting in an effective tax rate of 28.3% and 96.9%, respectively. Income tax expense for the three and six months ended September 30, 2006 was $26.1 million and $36.4 million, respectively, resulting in an effective tax rate of 31.0% and 29.0%, respectively. The Company’s effective tax rate and associated provision for income taxes for the three and six months ended September 30, 2005 and 2006 were based on estimates of consolidated earnings before taxes for fiscal 2006 and 2007, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, estimated tax credits, estimated tax incentives and an assessment regarding the realizability of the Company’s deferred tax assets. Included in income tax expense for the six months ended September 30, 2005 was an accrual for a tax liability of $36.5 million related to the Company’s repatriation of $708.8 million of qualified earnings during fiscal 2006 under the applicable provisions of the American Jobs Creation Act of 2004.
The Internal Revenue Service (IRS) has completed its examinations of the Company’s U.S. federal income tax returns for the tax years March 31, 2000 through 2003. The outstanding issues associated with the Company’s federal income tax returns for the tax years ended March 31, 2000 and 2001 have been substantially resolved and the Company is currently in the process of finalizing the related adjustments with the IRS. The adjustments will not have a material adverse effect on the Company’s consolidated financial position or results of operations. The IRS has also completed its examination of the Company’s federal income tax returns filed for the tax years ended March 31, 2002 and 2003 and issued its Revenue Agent Report (RAR) on December 15, 2005. The Company filed its protest letter contesting the adjustments included in the RAR with the IRS Appeals Division and started settlement discussions during July 2006. The Company cannot estimate the ultimate resolution date of these negotiations. The Company believes that it has meritorious defenses to the RAR, that adequate provisions for income taxes have been made and that the ultimate resolution of these income tax years will not have a material adverse impact on the Company’s consolidated financial position or results of operations. In August 2006, the IRS commenced an examination of the Company’s federal income tax returns for the tax years ended March 31, 2004 and 2005.
On October 28, 2005, the Israeli Tax Authorities (ITA) issued Determination of Assessments (Assessments) to various Israeli affiliates of the Company that covered the 1998-2002 tax years. The Israeli affiliates filed protests of the Assessments with the ITA on December 15, 2005 and have had significant ongoing discussions in fiscal 2007 with the ITA to pursue resolution of these Assessments. The Company believes that it has meritorious defenses to the proposed adjustments, that adequate provisions for income taxes have been made and, therefore, that the ultimate resolution of the issues will not have a material adverse impact on the Company’s consolidated financial position or results of operations.
During fiscal 2006, the Company filed a writ of mandamus in Brazil in order to clarify whether or not a tax applies to the remittance of software payments from its Brazilian operations. In response to the filing, the first level Court denied the Company’s request for preliminary injunction and on June 29, 2006 published an unfavorable decision in the early stages of the litigation process. The Company appealed and believes that it will ultimately prevail in this matter and intends to continue to pursue a favorable outcome. The Company does not expect a resolution of this matter in the near future.
(8) Guarantees and Contingencies
Guarantees
Under its standard software license agreements, the Company agrees to indemnify, defend and hold harmless its licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of Company software infringes the intellectual property rights of a third party. Also, under these standard license agreements, the Company represents and warrants to licensees that its software products operate substantially in accordance with published specifications. Under its standard consulting and development agreements, the Company warrants that the services it performs will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices. Other guarantees include promises to indemnify, defend and hold harmless each of the Company’s executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on behalf of the Company.
Historically, we have not incurred significant costs related to such indemnifications, warranties and guarantees. As such and based on other factors, the Company does not expect to incur significant obligations and no accruals for these items have been made.
Contingencies
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
The Company has received a claim from a third party alleging that it infringes on one or more of the third party’s patents. The Company believes that it has meritorious defenses to the claims and intends to vigorously contest them. Additionally, the Company has asserted counter claims against the third party alleging infringement on certain of the Company’s patents. No formal proceedings have been initiated by either party and the ultimate outcome of this matter cannot be estimated at this time.
The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company does not believe that the outcome of any of these legal matters will have a material adverse effect on its consolidated financial position or results of operations.
Refer also to tax-related contingencies in Note 7.
(9) Sale of Buildings
On June 15, 2006, the Company sold its headquarters campus and three surrounding undeveloped land parcels located in Houston, Texas for approximately $291.9 million in cash, net of closing costs. The Company’s decision was based upon its desire to focus on its core operations as well as to monetize these assets. In connection with the sale of the buildings, the Company entered into a 15 year lease agreement for its currently occupied space with the option to terminate the lease in nine years and options to renew for up to an additional 20 years at market rates. Accordingly, the Company deferred and is amortizing the gain of approximately $24.2 million as a reduction to rent expense on a straight-line basis over the minimum lease term. The net book value of assets of approximately $254.6 million of land and property were removed from the balance sheet. The lease agreement includes five scheduled rent increases and is subject to annual consumer price index adjustments over its term. Rent expense will be recognized on a straight-line basis over the minimum lease term. Until the lease is terminated, should the landlord desire to sell the buildings, the Company has a right of first offer to purchase the buildings at market rates.
Future minimum lease payments to be made under the non-cancelable operating lease as of September 30, 2006 are as follows:

Fiscal Years
(In millions)
Remainder of 2007	$4.8
2008	9.6
2009	9.7
2010	9.7
2011	9.9
2012 and thereafter	41.4

Total minimum lease payments	$85.1

Total rent expense related to the minimum lease payments under these operating leases during the three and six months ended September 30, 2006 was $2.5 million and $2.9 million, respectively.
(10) Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt the provisions of Interpretation 48 as of April 1, 2007, and is currently evaluating whether the adoption of Interpretation 48 will have a material effect on its consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions including FAS 123(R), among other pronouncements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not determined whether the adoption of SFAS No. 157 will have a material effect on its consolidated financial position or results of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report on Form 10-Q for the quarterly period ended September 30, 2006 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties included in our Annual Report on Form 10-K for fiscal 2006, with the audited financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for fiscal 2006.
Overview
BMC Software is one of the world’s largest independent software vendors. Delivering Business Service Management (BSM), we provide software solutions that empower companies to manage their information technology (IT) infrastructure from a business perspective. Our extensive portfolio of software solutions spans enterprise systems, applications, databases and service management.
Our performance in the second quarter of our 2007 fiscal year improved over the prior year period. We continued to execute our strategy to extend our leadership in BSM, stabilize our Mainframe segment and effectively manage our costs and expenses, while maintaining a strong balance sheet and repurchasing shares of our common stock.
To optimize how we build value and provide greater clarity, accountability and focus, we created two software business segments — Enterprise Service Management (ESM) and Mainframe Service Management (MSM) — which reflect the different dynamics that drive the market in each segment. While there are key technology and sales synergies which span both software business segments, the new structure enables us to more effectively manage to these dynamics. The Professional Services business segment continues to be an integral part of our strategy.
During fiscal 2006, we delivered on our commitment to significantly reduce our annual operating expenses, and we continue to believe there are substantial opportunities for us to further enhance operational efficiency. In 2007, our focus will be on simplifying, standardizing and automating our key business processes. We incurred $0.6 million and $26.4 million in severance costs, exit costs, and other charges in the three and six months ended September 30, 2006, respectively, from these actions.

We continued our commitment to enhance shareholder value by significantly increasing the cash returned to shareholders through our stock repurchase program. During the six months ended September 30, 2006, we repurchased approximately 12.2 million shares for a total value of $280.0 million.
It is important for our investors to understand that a significant portion of our operating expenses are fixed in the short-term and that we plan a portion of our expense run-rate based on our expectations of future revenues. In addition, a significant amount of our license transactions are completed during the final weeks and days of each quarter and, therefore, we generally do not know whether revenues have met our expectations until after the end of the quarter. If we have a shortfall in revenues in any given quarter, there is an immediate, sometimes significant, effect on our overall earnings and our stock price.
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
Critical Accounting Policies
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, acquired technology, in-process research and development, goodwill and intangible assets, investments, share-based compensation and accounting for income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2006 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during the six months ended September 30, 2006, except for the adoption of SFAS 123(R) discussed below.
Share-Based Compensation
Prior to March 31, 2006, we accounted for stock option plans using the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations, as permitted by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, (SFAS 123) under which no compensation expense was generally recognized for stock option grants as the exercise price of options granted were equal to the quoted market price of the common stock on the date of grant, except in the limited circumstances when stock options were exchanged in business combinations. Accordingly, share-based compensation related to our stock options was included as a pro forma disclosure in the notes to condensed consolidated financial statements. This treatment continues to be provided for periods prior to fiscal 2007.
Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment, (SFAS 123(R)) using the modified prospective method. Under this transition method, beginning in fiscal 2007 compensation cost recognized includes: a) compensation cost for all share-based payments granted through March 31, 2006, but for which the requisite service period had not been completed as of March 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The fair value of each option award granted is estimated as of the date of grant using a Black-Scholes option pricing model that uses various assumptions. Prior to the adoption of SFAS 123(R), expected volatility was based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. Upon the adoption of SFAS 123(R), expected volatilities are based on implied volatilities from traded options on our stock and historical volatility of our stock over a preceding period commensurate with the expected term of the options. The expected term of options represents the period of time that options are expected to be outstanding. For options granted subsequent to the adoption of SFAS 123(R), the expected term of options granted is derived from the “simplified” method allowed by Staff Accounting Bulletin No. 107 due to changes in vesting terms and contractual lives compared to the Company’s historical grants. The risk-free rate for the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. The expected dividend yield is assumed to be zero in the option pricing formula, as we do not pay dividends and have no current plans to do so. In addition, we use historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. The estimated forfeiture rate used for the six months ended September 30, 2006 was 10.0% for employees. Various groups of award recipients that have different exercise behavior are considered separately for valuation purposes. Future awards valuations could be significantly impacted by changes in these market-based inputs.
During fiscal 2007 we granted an increased number of nonvested shares and a decreased number of options as compared to historical practices. To align employees’ interests with those of our shareholders while minimizing dilution, we granted key employees performance-based nonvested stock with vesting contingent upon meeting earnings per share performance goals in fiscal 2008 and fiscal 2009.
For additional information related to our share-based compensation, see footnote 5 of the notes to condensed consolidated financial statement included herein.
Acquisitions
On May 10, 2006, we acquired all of the outstanding shares of Identify Software, a leading global provider of application problem resolution software, for an aggregate purchase price of $150.0 million. Identify Software’s results have been included in our condensed consolidated financial statements since the acquisition date as part of the Enterprise Service Management segment. The addition of Identify Software’s solutions to our transaction management strategy provides customers with enhanced application and problem resolution capabilities, enabling them to pinpoint the cause of transaction breakdowns. For additional information, see footnote 3 of the notes to condensed consolidated financial statements included herein.
Sale of Buildings
On June 15, 2006, we sold our headquarters campus and three surrounding undeveloped land parcels located in Houston, Texas for approximately $291.9 million in cash, net of closing costs. Our decision to sell these assets was based upon a desire to focus on our core operations as well as to monetize these assets. In connection with the sale of the buildings, we entered into a 15 year lease agreement for our currently occupied space with the option to terminate the lease in nine years and options to renew for up to an additional 20 years at market rates. Accordingly, we deferred and will amortize the gain of approximately $24.2 million as a reduction to rent expense on a straight-line basis over the minimum lease term. The net book value of assets of approximately $254.6 million of land and property were removed from the balance sheet. The lease agreement includes five scheduled rent increases and is subject to annual consumer price index adjustments over its term. Rent expense will be recognized on a straight-line basis over the minimum lease term. Until the lease is terminated, should the landlord desire to sell the buildings, we have a right of first offer to purchase the buildings at market rates.

Results of Operations and Financial Condition
The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income bear to total revenues. These financial results are not necessarily indicative of future results.

	Percentage of Total
	Revenues
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Revenues:
License	32.4%	35.7%	32.5%	33.3%
Maintenance	61.2%	58.7%	61.3%	60.9%
Professional services	6.4%	5.7%	6.2%	5.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenues	9.4%	6.9%	9.6%	6.7%
Cost of maintenance revenues	11.2%	13.2%	11.8%	12.9%
Cost of professional services	5.9%	5.8%	5.8%	6.1%
Research and development expenses	14.5%	12.3%	14.8%	12.5%
Selling and marketing expenses	32.3%	31.7%	33.1%	32.6%
General and administrative expenses	13.6%	12.7%	14.1%	13.4%
Amortization of intangibles	2.5%	1.8%	2.6%	1.8%
Severance, exit costs and related charges	(0.4)%	0.2%	5.8%	3.5%
Total operating expenses	88.9%	84.6%	97.5%	89.5%
Operating income (loss)	11.1%	15.4%	2.5%	10.5%
Other income, net	5.4%	6.4%	5.2%	6.3%
Earnings (loss) before income taxes	16.5%	21.8%	7.7%	16.8%
Income tax provision	4.7%	6.7%	7.4%	4.9%
Net earnings (loss)	11.8%	15.1%	0.2%	11.9%
Revenues
We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services. We utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.
During the first quarter of fiscal 2007, we resegmented our organization into two software business segments to improve our execution and customer focus and align our resources and product development efforts to meet the demands of the dynamic markets we serve. These segments are related to our software products and are now referred to as the MSM and ESM segments. In addition, our third segment is comprised of our PS group.
Our MSM software solutions include products designed for managing database management systems and providing scheduling and output management solutions on mainframe platforms. Our ESM software solutions include products for systems management and monitoring, distributed data management, service, change and asset management solutions, IT discovery and software configuration management, user administration and provisioning, password administration, enterprise directory management, web access control and audit and compliance management. The PS segment consists of consulting, implementation, integration and educational services related to our software products. Management reviews the results of our business by these segments. All prior periods presented have been reclassified to reflect this new structure. The following table provides information regarding license and maintenance revenues for the three and six months ended September 30, 2005 and 2006, respectively.

Software License Revenues

	Three Months Ended			Six months Ended
	September 30,			September 30,
	2005	2006	% Change	2005	2006	% Change
	(In millions)			(In millions)
Mainframe Service Management	$53.2	$60.8	14.3%	$107.6	$106.7	(0.8)%
Enterprise Service Management	64.0	77.1	20.5%	123.5	142.2	15.1%

Total software license revenues	$117.2	$137.9	17.7%	$231.1	$248.9	7.7%

Software Maintenance Revenues

	Three Months Ended			Six months Ended
	September 30,			September 30,
	2005	2006	% Change	2005	2006	% Change
	(In millions)			(In millions)
Mainframe Service Management	$108.3	$107.2	(1.0)%	$213.0	$219.3	3.0%
Enterprise Service Management	113.2	119.7	5.7%	222.1	236.6	6.5%

Total software maintenance revenues	$221.5	$226.9	2.4%	$435.1	$455.9	4.8%

Total Software Revenues

	Three Months Ended			Six months Ended
	September 30,			September 30,
	2005	2006	% Change	2005	2006	% Change
	(In millions)			(In millions)
Mainframe Service Management	$161.5	$168.0	4.0%	$320.6	$326.0	1.7%
Enterprise Service Management	177.2	196.8	11.1%	345.6	378.8	9.6%

Total software revenues	$338.7	$364.8	7.7%	$666.2	$704.8	5.8%

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
Total software license revenues were $137.9 million for the three months ended September 30, 2006, an increase of 17.7%, or $20.7 million, from the comparable prior year period. The increase was attributable to license revenue increases in both the ESM and MSM segments, as further discussed below. During the three months ended September 30, 2006, we closed 23 license transactions over $1 million, with a total license value of $42.8 million, compared with 12 license transactions over $1 million, with a total license value of $27.6 million, in the comparable prior year period. Of the license transactions recorded, the percentage of license revenues recognized upfront decreased from 65% during the three months ended September 30, 2005 to 62% during the three months ended September 30, 2006. Additionally, recognition of license revenue that was deferred in prior periods increased $7.9 million for the three months ended September 30, 2006 as compared to the prior year period.
Total software license revenues were $248.9 million for the six months ended September 30, 2006, an increase of 7.7%, or $17.8 million, from the comparable prior year period. The increase in license revenues was attributable to an increase in ESM license revenue as further discussed below. During the six months ended September 30, 2006, we closed 32 license transactions over $1 million, with a total license value of $69.5 million, compared with 25 license transactions over $1 million, with a total license value of $54.1 million, in the comparable prior year period. Of the license transactions recorded, the percentage of license revenues recognized upfront decreased from 66% during the six months ended September 30, 2005 to 62% during the six months ended September 30, 2006. Additionally, recognition of license revenue that was deferred in prior periods increased $16.2 million for the six months ended September 30, 2006 as compared to the prior year period.

ESM license revenues represented 54.6%, or $64.0 million, and 53.4%, or $123.5 million, of our total license revenues for the three and six months ended September 30, 2005, respectively, and 55.9%, or $77.1 million, and 57.1%, or $142.2 million, of our total license revenues for the three and six months ended September 30, 2006, respectively. ESM license revenues for the three months ended September 30, 2006 increased 20.5%, or $13.1 million, from the comparable prior year period. ESM license revenues for the six months ended September 30, 2006 increased 15.1%, or $18.7 million, from the comparable prior year period. The increase in ESM license revenues for the three and six months ended September 30, 2006 was attributable primarily to the increase in demand for our ESM products, principally our BSM solutions, including additional license revenues resulting from our acquisition of Identify Software in the first quarter of fiscal 2007.
MSM license revenues represented 45.4%, or $53.2 million, and 46.6%, or $107.6 million, of our total license revenues for the three and six months ended September 30, 2005, respectively, and 44.1%, or $60.8 million, and 42.9%, or $106.7 million, of our total license revenues for the three and six months ended September 30, 2006, respectively. MSM license revenues for the three months ended September 30, 2006 increased 14.3%, or $7.6 million, from the comparable prior year period. MSM license revenues for the six months ended September 30, 2006 remained relatively flat, slightly decreasing 0.8%, or $0.9 million, from the comparable prior year period. The increase in MSM license revenues for the three months ended September 30, 2006 was attributable primarily to an increase in recognizable license revenue transactions period over period. These quarter over quarter license revenue increases should be considered against the background of declines in license revenues experienced in prior periods and the competitive nature of the mainframe market.
For the three and six months ended September 30 2005 and 2006, our recognized license revenues were impacted by the changes in our deferred license revenue balance as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In millions)		(In millions)
Deferrals of license revenue	$(38.3)	$(50.2)	$(71.2)	$(86.1)
Recognition from deferred license revenue	46.8	54.7	94.0	110.2

Net impact on recognized license revenues	$8.5	$4.5	$22.8	$24.1

Deferred license revenue balance at end of period	$384.4	$408.1

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
Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenues to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenues to be recognized each quarter become more predictable as a larger percentage of those revenues come from the deferred license revenue balance. As of September 30, 2006, the deferred license revenue balance was $408.1 million and had an estimated remaining life of approximately three years. As additional license revenues are deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred license revenues we expect to recognize in future periods as of September 30, 2006 follows (in millions):

Remaining fiscal 2007	$123.1
Fiscal 2008	$155.2
Fiscal 2009 and thereafter	$129.8

Software Maintenance, Enhancement and Support Revenues
Software maintenance, enhancement and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance, enhancement and support enrollment generally entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems, networks, storage systems and applications. These fees are generally charged annually and are based on the discounted license list price or a percentage of the undiscounted license list price. Customers are generally entitled to reduced annual maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement. The majority of our maintenance revenues are generated by such long-term contracts.
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
Total software maintenance revenues were $226.9 million for the three months ended September 30, 2006, an increase of 2.4%, or $5.4 million, from the comparable prior year period. This increase was attributable to an increase in ESM maintenance revenues, partially offset by a decline in MSM maintenance revenues, as discussed below. Total software maintenance revenues were $455.9 million for the six months ended September 30, 2006, an increase of 4.8%, or $20.8 million, from the comparable prior year period. This increase was attributable to an increase in ESM and MSM maintenance revenues, as discussed below.
ESM maintenance revenues represented 51.1%, or $113.2 million, and 51.0%, or $222.1 million, of our total maintenance revenues for the three and six months ended September 30, 2005, respectively, and 52.8%, or $119.7 million, and 51.9%, or $236.6 million, of our total maintenance revenues for the three and six months ended September 30, 2006, respectively. ESM maintenance revenues for the three months ended September 30, 2006 increased 5.7%, or $6.5 million, as compared to the prior year period. ESM maintenance revenues for the six months ended September 30, 2006 increased 6.5%, or $14.5 million, as compared to the prior year period. The increase in ESM maintenance revenues for the three and six months ended September 30, 2006 was attributable primarily to the growth in our installed ESM customer license base.
MSM maintenance revenues represented 48.9%, or $108.3 million, and 49.0%, or $213.0 million, of our total maintenance revenues for the three and six months ended September 30, 2005, respectively, and 47.2%, or $107.2 million, and 48.1%, or $219.3 million, of our total maintenance revenues for the three and six months ended September 30, 2006, respectively. MSM maintenance revenues for the three months ended September 30, 2006 decreased 1.0%, or $1.1 million, as compared to the prior year period, and for the six months ended September 30, 2006 increased 3.0%, or $6.3 million, as compared to the prior year period. The increase in MSM maintenance revenues for the six months ended September 30, 2006 was attributable primarily to a larger installed customer base period over period.
As of September 30, 2006, the deferred maintenance revenue balance was $1,135.3 million. As new customers are added and/or current contracts are renewed and additional maintenance revenues are deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred maintenance revenues we expect to recognize in future periods as of September 30, 2006 follows (in millions):

Remaining fiscal 2007	$349.6
Fiscal 2008	$424.0
Fiscal 2009 & thereafter	$361.7

Domestic vs. International Revenues

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2005	2006	% Change	2005	2006	% Change
	(In millions)			(In millions)
License:
Domestic	$62.4	$71.5	14.6%	$115.1	$125.9	9.4%
International	54.8	66.4	21.2%	116.0	123.0	6.0%

Total license revenues	117.2	137.9	17.7%	231.1	248.9	7.7%

Maintenance:
Domestic	123.3	124.7	1.1%	243.2	253.1	4.1%
International	98.2	102.2	4.1%	191.9	202.8	5.7%

Total maintenance revenues	221.5	226.9	2.4%	435.1	455.9	4.8%

Professional services:
Domestic	9.1	8.6	(5.5)%	17.8	17.9	0.6%
International	14.0	13.3	(5.0)%	26.1	25.4	(2.7)%

Total professional services revenues	23.1	21.9	(5.2)%	43.9	43.3	(1.4)%

Total domestic revenues	194.8	204.8	5.1%	376.1	396.9	5.5%
Total international revenues	167.0	181.9	8.9%	334.0	351.2	5.1%

Total revenues	$361.8	$386.7	6.9%	$710.1	$748.1	5.4%

Our domestic operations generated 53.2%, or $62.4 million, and 51.8%, or $71.5 million, of license revenues for the three months ended September 30, 2005 and 2006, respectively. For the three months ended September 30, 2006, domestic license revenue increased 14.6%, or $9.1 million, compared to the same period in the prior year. Our domestic operations generated 49.8%, or $115.1 million, and 50.6%, or $125.9 million, of license revenues for the six months ended September 30, 2005 and 2006, respectively. For the six months ended September 30, 2006, domestic license revenue increased 9.4%, or $10.8 million, compared to the same period in the prior year. The period over period increases in domestic license revenues were due to increases in both MSM and ESM license revenues, including the additional revenues associated with our acquisition of Identify Software.
International license revenues represented 46.8%, or $54.8 million, and 48.2%, or $66.4 million, of license revenues for the three months ended September 30, 2005 and 2006, respectively. International license revenues for the three months ended September 30, 2006 increased 21.2%, or $11.6 million, compared to the same quarter last year primarily due to an increase in ESM license revenues, including the additional revenues associated with our acquisition of Identify Software. International license revenues represented 50.2%, or $116.0 million, and 49.4%, or $123.0 million, of license revenues for the six months ended September 30, 2005 and 2006, respectively. International license revenues for the six months ended September 30, 2006 increased 6.0%, or $7.0 million, compared to the same period in the prior year due to an increase in ESM license revenues, including the additional revenues associated with our acquisition of Identify Software, partially offset by a decrease in MSM license revenues.
Our domestic operations generated 55.7%, or $123.3 million, and 55.0%, or $124.7 million, of maintenance revenues for the three months ended September 30, 2005 and 2006, respectively. For the three months ended September 30, 2006, domestic maintenance revenues increased 1.1%, or $1.4 million, compared to the same period in the prior year, due to an increase in ESM maintenance revenues, offset by a decrease in MSM maintenance revenues. Our domestic operations generated 55.9%, or $243.2 million, and 55.5%, or $253.1 million, of maintenance revenues for the six months ended September 30, 2005 and 2006, respectively. For the six months ended September 30, 2006, domestic maintenance revenues increased 4.1%, or $9.9 million, compared to the same period in the prior year, due to an increase in our ESM and MSM maintenance revenues.
Our international operations generated 44.3%, or $98.2 million, and 45.0%, or $102.2 million, of maintenance revenues for the three months ended September 30, 2005 and 2006, respectively. For the three months ended September 30, 2006, international maintenance revenues increased 4.1%, or $4.0 million, compared to the same period in the prior year. Our international operations generated 44.1%, or $191.9 million, and 44.5%, or $202.8 million, of maintenance revenues for the six months ended September 30, 2005 and 2006, respectively. For the six months ended September 30, 2006, international maintenance revenues increased 5.7%, or $10.9 million, compared to the same period in the prior year. The period over period increases in international maintenance revenues were due to increases in both ESM and MSM maintenance revenues.

Foreign currency exchange rate changes resulted in a favorable impact to the growth in international license revenues of 2.7%, or $1.5 million, and 1.9%, or $2.2 million, for the three and six months ended September 30, 2006, respectively, as compared to the prior year period.
Professional Services Revenues
Professional services revenues represent fees from implementation, integration and education services performed. Professional services revenue decreased 5.2%, or $1.2 million, and 1.4%, or $0.6 million, for the three and six months ended September 30, 2006, respectively, compared to the prior year period. Domestic professional services revenue for the three and six months ended September 30, 2006 decreased 5.5%, or $0.5 million, and increased 0.6%, or $0.1 million, respectively, as compared to the prior year period. International professional services revenue for the three and six months ended September 30, 2006 decreased 5.0%, or $0.7 million, and 2.7%, or $0.7 million, respectively, as compared to the prior year period. The decline in revenue is primarily attributed to the restructuring of our professional services model and the associated resources to support BSM solution design and delivery.
Operating Expenses

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2005	2006	% Change	2005	2006	% Change
	(In millions)			(In millions)
Cost of license revenues	$34.0	$26.8	(21.2)%	$67.9	$50.4	(25.8)%
Cost of maintenance revenues	40.4	50.9	26.0%	83.9	96.3	14.8%
Cost of professional services	21.3	22.6	6.1%	41.4	45.6	10.1%
Research and development expenses	52.3	47.7	(8.8)%	104.8	93.6	(10.7)%
Selling and marketing expenses	116.8	122.6	5.0%	235.0	243.9	3.8%
General and administrative expenses	49.1	49.0	(0.2)%	100.0	99.9	(0.1)%
Amortization of intangibles	9.2	6.9	(25.0)%	18.2	13.3	(26.9)%
Severance, exit costs and related charges	(1.6)	0.6	(137.5)%	41.5	26.4	(36.4)%

Total operating expenses	$321.5	$327.1	1.9%	$692.7	$669.4	(3.4)%

Total operating expenses increased 1.9%, or $5.6 million, for the three month period ended September 30 2006, compared to the prior year period primarily due to the additional share-based compensation expense resulting from the implementation of SFAS 123(R) and additional operating expenses resulting from our acquisition of Identify Software, partially offset by cost management initiatives.
Total operating expenses decreased 3.4%, or $23.3 million, for the six month period ended September 30 2006, compared to the prior year period primarily due to the decrease in severance, exit costs and related charges and a reduction of amortization from certain intangibles, partially offset by additional share-based compensation expense resulting from the implementation of SFAS 123(R) and additional operating expenses resulting from our acquisition of Identify Software.
Cost of License Revenues
Cost of license revenues is primarily comprised of (i) the amortization of capitalized software costs for internally developed products, (ii) amortization of purchased software included in internally developed products, (iii) amortization of acquired technology for products acquired through business combinations, (iv) license-based royalties to third parties and (v) production and distribution costs for initial product licenses. For the three months ended September 30, 2005 and 2006, the cost of license revenues represented 9.4%, or $34.0 million, and 6.9%, or $26.8 million, of total revenues, respectively, and 29.0% and 19.4% of license revenues, respectively. For the six months ended September 30, 2005 and 2006, the cost of license revenues represented 9.6%, or $67.9 million, and 6.7%, or $50.4 million, of total revenues, respectively, and 29.4% and 20.2% of license revenues, respectively. The cost of license revenues decreased 21.2%, or $7.2 million, and 25.8%, or $17.5 million, for the three and six months ended September 30, 2006, respectively, compared to the prior year periods, primarily as a result of the conclusion of the amortization of certain acquired technologies and other intangibles, partially offset by the amortization of acquired technology of Identify Software.

We capitalize software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The following table summarizes the amounts capitalized and amortized during the three and six months ended September 30, 2005 and 2006. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In millions)		(In millions)
Software development and related purchased software costs capitalized	$(13.8)	$(10.9)	$(24.9)	$(27.4)
Total amortization	18.6	16.3	36.6	32.2

Net impact on operating expenses	$4.8	$5.4	$11.7	$4.8

Accelerated amortization included in total amortization above	$0.2	$0.7	$0.3	$0.7

Cost of Maintenance Revenues
Cost of maintenance revenues is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the three months ended September 30, 2005 and 2006, the cost of maintenance revenues represented 11.2%, or $40.4 million, and 13.2%, or $50.9 million, of total revenues, respectively, and 18.2% and 22.4% of maintenance revenues, respectively. For the six months ended September 30, 2005 and 2006, the cost of maintenance revenues represented 11.8%, or $83.9 million, and 12.9%, or $96.3 million, of total revenues, respectively, and 19.3% and 21.1% of maintenance revenues, respectively. The cost of maintenance revenues increased 26.0%, or $10.5 million, for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. The cost of maintenance revenues increased 14.8%, or $12.4 million, for the six months ended September 30, 2006, as compared to the six months ended September 30, 2005. The increase in the cost of maintenance revenues was primarily due to an increase in resources dedicated to maintenance projects related to recent product releases, customer support efforts and the additional share-based compensation resulting from the implementation of SFAS 123(R).
Cost of Professional Services
Cost of professional services consists primarily of personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers, and the related infrastructure to support this business. For the three months ended September 30, 2005 and 2006, the cost of professional services revenues represented 5.9%, or $21.3 million, and 5.8%, or $22.6 million, of total revenues, respectively, and 92.2% and 103.2% of professional services revenues, respectively. For the six months ended September 30, 2005 and 2006, the cost of professional services revenues represented 5.8%, or $41.4 million, and 6.1%, or $45.6 million, of total revenues, respectively, and 94.3% and 105.3% of professional services revenues, respectively. The cost of professional services revenues increased 6.1%, or $1.3 million, and 10.1%, or $4.2 million, in the three and six months ended September 30, 2006, respectively, as compared to the prior year periods, primarily as a result of an increase in third party consulting fees and the addition of enablement personnel.
Research and Development
Research and development expenses mainly comprise personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs, telecommunications and personnel expenses necessary to maintain our data processing center. For the three months ended September 30, 2005 and 2006, research, development and support expenses represented 14.5%, or $52.3 million, and 12.3%, or $47.7 million, of total revenues for the three months ended September 30, 2005 and 2006, respectively, and represented 14.8%, or $104.8 million, and 12.5%, or $93.6 million, of total revenues for the six months ended September 30, 2005 and 2006, respectively. Research, development and support expenses decreased 8.8%, or $4.6 million, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, due to the increase in resources dedicated to maintenance projects, and the benefits of cost management initiatives implemented, partially offset by the additional share-based compensation due to the implementation of SFAS 123(R) and the decrease in software development costs capitalized. Research, development and support expenses decreased 10.7%, or $11.2 million, in the six months ended September 30, 2006, as compared to the six months ended September 30, 2005, due to the increase in software development costs capitalized, the increase in resources dedicated to maintenance projects, and the benefits of cost management initiatives implemented in fiscal 2006, partially offset by the additional share-based compensation due to the implementation of SFAS 123(R).

Selling and Marketing
Our selling and marketing expenses primarily include personnel and related costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. For the three months ended September 30, 2005 and 2006, selling and marketing costs represented 32.3%, or $116.8 million, and 31.7%, or $122.6 million, of total revenues, respectively and represented 33.1%, or $235.0 million, and 32.6%, or $243.9 million, of total revenues for the six months ended September 30, 2005 and 2006, respectively. Selling and marketing expenses increased 5.0%, or $5.8 million, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Selling and marketing expenses increased 3.8%, or $8.9 million, in the six months ended September 30, 2006, as compared to the six months ended September 30, 2005. The period over period increases resulted from the additional share-based compensation due to the implementation of SFAS 123(R).
For the three and six months ended September 30, 2005 and 2006, commission expense was impacted by the changes in our deferred commissions balance (i.e., the net impact of new commissions deferred and commissions recognized out of the deferred balance) as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(In millions)		(In millions)
Deferred commissions — beginning balance	$52.7	$45.2	$58.8	$50.0
Net change in deferred commissions	(4.8)	(0.4)	(10.9)	(5.2)

Deferred commissions — ending balance	$47.9	$44.8	$47.9	$44.8

General and Administrative
General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, IT, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects and severance pertaining to exit activities and related costs. General and administrative expenses represented 13.6%, or $49.1 million, and 12.7%, or $49.0 million, of total revenues in the three months ended September 30, 2005 and 2006, respectively, and represented 14.1%, or $100.0 million, and 13.4%, or $99.9 million, of total revenues in the six months ended September 30, 2005 and 2006, respectively. General and administrative expenses decreased 0.2%, or $0.1 million, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, primarily due to lower professional fees, consisting of legal, accounting and consulting fees associated with our Sarbanes-Oxley Section 404 compliance, partially offset by additional share-based compensation due to the implementation of SFAS 123(R). General and administrative expenses decreased 0.1%, or $0.1 million, in the six months ended September 30, 2006, as compared to the six months ended September 30, 2005, primarily due lower professional fees, consisting of legal, accounting and consulting fees associated with our Sarbanes-Oxley Section 404 compliance offset by the additional share-based compensation resulting from the implementation of SFAS 123(R).
Amortization of Intangibles
Under the purchase accounting method for acquisitions, portions of the purchase prices for our acquisitions were allocated to other intangible assets, including tradenames. Amortization of intangibles expenses represented 2.5%, or $9.2 million, and 1.8%, or $6.9 million, of total revenues in the three months ended September 30, 2005 and 2006, respectively, and represented 2.6%, or $18.2 million, and 1.8%, or $13.3 million, of total revenues in the six months ended September 30, 2005 and 2006, respectively. Amortization of intangibles expenses decreased 25.0%, or $2.3 million, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. Amortization of intangibles expenses decreased 26.9%, or $4.9 million, in the six months ended September 30, 2006, as compared to the six months ended September 30, 2005. The period over period decreases were due to the conclusion of amortization of certain intangibles at the end of fiscal 2006, partially offset by amortization related to intangibles acquired during the first quarter ended June 30, 2006.

Severance, exit costs and related charges
We have had various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and simplification, standardization and automation of key business processes. As a result of these initiatives, we involuntarily terminated approximately 785 and 725 employees during the fiscal years ended March 31, 2004 and 2006, respectively, and identified for termination approximately 400 employees during the six months ended September 30, 2006. These workforce reductions are across all functions and geographies and affected employees were, or will be, provided cash separation packages. The workforce reductions have reduced selling and general and administrative expenses in product areas that were not realizing our profitability and growth goals. Additionally, we exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities during the fiscal year ended March 31, 2004. By the end of fiscal 2007, we estimate that the restructuring and process improvement initiatives undertaken to date during fiscal 2007, as well as those expected to be undertaken during the remainder of the fiscal year, will result in an annual savings of $60.0 to $65.0 million compared to fiscal 2006 expense levels.
For the three and six months ended September 30, 2005, severance, exit costs and related charges were $(1.6) million and $41.5 million, respectively. For the three and six months ended September 30, 2006, severance, exit costs and related charges were $0.6 million and $26.4 million, respectively. The decrease in severance, exit costs and related charges for the six months ended September 30, 2006 as compared to the prior year is primarily due to the increased number of involuntary terminations in the prior year period.
Other Income, Net
Other income, net consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables, rental income on owned facilities and gains and losses on marketable securities and other investments. For the three months ended September 30, 2005 and 2006, other income, net, was $19.4 million and $24.7 million, respectively, and $37.0 million and $46.9 million for the six months ended September 30, 2005 and 2006, respectively. Other income, net increased 27.3%, or $5.3 million, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, primarily due to realized gains on sold investments and an increase in average investment yields, partially offset by a reduction in lease income due to the previously discussed sale of our headquarters. Other income, net increased 26.8%, or $9.9 million, in the six months ended September 30, 2006, as compared to the six months ended September 30, 2005, primarily due to realized gains on sold investments, an increase in average investment yields and the impact of certain derivative transactions not designated as hedges for accounting purposes, partially offset by a reduction in lease income due to the previously discussed sale of our headquarters.
Income Taxes
Income tax expense was $16.9 million and $52.7 million for the three and six months ended September 30, 2005, respectively, resulting in effective tax rates of 28.3% and 96.9%, respectively. Income tax expense was $26.1 million and $36.4 million for the three and six months ended September 30, 2006, respectively, resulting in effective tax rates of 31.0% and 29.0%, respectively. Our effective tax rates and associated provision for income taxes for the three and six months ended September 30, 2005 and 2006 were based on our estimates of consolidated earnings before taxes for fiscal 2006 and 2007, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, estimated tax credits, estimated tax incentives and an assessment regarding the realizability of our deferred tax assets. Included in income tax expense for the six months ended September 30, 2005, was an accrued tax liability of $36.5 million related to our repatriation of $708.8 million of qualified earnings under the applicable provisions of the American Jobs Creation Act of 2004.
Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We will adopt the provisions of Interpretation 48 as of April 1, 2007, and are currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions including FAS 123(R), among other pronouncements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not determined whether the adoption of SFAS No. 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources
The financial data utilized in analyzing our liquidity and financial position is summarized in the tables below:

	Six Months Ended
	September 30,
	2005	2006
	(In millions)
Cash flow data:
Cash provided by operating activities	$85.2	$82.9
Treasury stock acquired	(186.0)	(280.0)
Cash paid for acquisitions and other investments, net of cash acquired	(9.0)	(144.2)

	March 31,	September 30,
	2006	2006
	(In millions)
Balance sheet data:
Cash and cash equivalents and marketable securities	$1,343.7	$1,375.8
Total trade finance receivables and trade accounts receivables	372.9	313.9
Deferred revenue	1,628.3	1,563.1
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
Operating Activities
The table below aggregates certain line items from our condensed consolidated statements of cash flows to present the key items affecting our cash flows from operating activities:

	Six Months Ended
	September 30,
	2005	2006
	(In millions)
Net earnings	$1.7	$89.2
Adjustments to net earnings for items whose cash effects are investing or financing cash flows	113.8	79.3
Decrease in finance receivables	66.5	32.9
Decrease in payables to third-party financing institutions for finance receivables	(14.0)	(50.1)
Increase (Decrease) in accrued severance, exit costs and related charges	(6.5)	4.7
Decrease in deferred revenues	(74.7)	(68.2)
All other, net	(1.6)	(4.9)

Net cash provided by operating activities	$85.2	$82.9

•	The most significant components of adjustments to net earnings for items whose cash effects are investing or financing cash flows is depreciation and amortization, as follows:

	Six Months Ended
	September 30,
	2005	2006
	(In millions)
Depreciation	$30.5	$22.9
Amortization of capitalized software development and related purchased software costs	36.6	32.2
Amortization of acquired technology	28.6	13.4
Amortization of intangible assets	18.2	13.3
Amortization of discounts on marketable debt securities	(0.1)	(2.5)

Depreciation and amortization	$113.8	$79.3

For the six months ended September 30, 2006, the decrease in adjustments to net earnings for items whose cash effects are investing or financing cash flows is primarily due to the decrease in amortization for the period. The decrease in amortization of intangible assets is primarily a result of the conclusion of the amortization of certain intangibles. In addition, depreciation expense was lower in the current period due to the previously discussed sale of the buildings on June 15, 2006.
•
For the six months ended September 30, 2006, the decrease in payables to third-party financing institutions for finance receivables is primarily due to the timing of collections of servicing receipts and the subsequent remittance to third-party financing institutions.

Investing Activities
The table below aggregates certain line items from our condensed consolidated statements of cash flows to present the key items affecting our cash flows from investing activities:

	Six Months Ended
	September 30,
	2005	2006
	(In millions)
Cash paid for acquisitions and other investments, net of cash acquired	$(9.0)	$(144.2)
Net proceeds from maturities / sales of (purchases of) marketable securities	(229.9)	(251.6)
Proceeds from the sale of property and equipment, net	5.0	—
Capitalization of software development costs and related assets	(24.9)	(26.6)
All other, net	(11.7)	(10.3)

Net cash used in investing activities	$(270.5)	$(432.7)

•	The primary use of cash from investing activities is the net purchases of marketable securities of $251.6 million.

•	Cash paid for acquisitions and other investments, net of cash acquired, for the six months ended September 30, 2006 relates to our purchase of Identify Software.

•	The main components of other cash used in investing activities are the purchases of property and equipment, primarily computer hardware and software.
Financing Activities
The table below aggregates certain line items from our condensed consolidated statements of cash flows to present the key items affecting our cash flows from financing activities:

	Six Months Ended
	September 30,
	2005	2006
	(In millions)
Treasury stock acquired	$(186.0)	$(280.0)
Payments on capital leases	(2.8)	(3.0)
Repayment of debt assumed	—	(5.0)
Proceeds from sale leaseback transaction	—	291.9
Stock options exercised and other	77.5	118.6

Net cash used in financing activities	$(111.3)	$122.5

•
There were no borrowings during the six months ended September 30, 2005 and 2006, and the main use of cash for financing activities was the acquisition of treasury stock. During the six months ended September 30, 2006, approximately 12.2 million shares of treasury stock were purchased. We plan to continue the pace of treasury stock purchases, subject to market conditions, other possible uses of our cash and our domestic liquidity position.

•	During the six months ended September 30, 2006, we repaid $5.0 million of debt assumed in the Identify Software acquisition.

•	The primary source of cash from financing activities is the $291.9 million of cash received from the sale of the Houston headquarters campus, net of closing costs.

•	The exercise of stock options was also a source of cash from financing activities.

Cash and Cash Equivalents and Marketable Securities
At September 30, 2006, our cash and cash equivalents and marketable securities were $1,375.8 million, an increase of approximately $32.1 million from March 31, 2006. This increase is primarily the result of the sale of buildings, cash flow generated from operating activities and proceeds from the exercise of stock options, partially offset by treasury stock purchases and the acquisition of Identify Software. Approximately 38% of the cash and cash equivalents and marketable securities at September 30, 2006 are held by our international subsidiaries and were largely generated from our international operations. Our international operations have generated approximately $108.2 million of earnings which we have determined will be invested indefinitely. Were such earnings to be repatriated, we would incur a U.S. Federal income tax liability, which has not been accrued in our financial statements.
Our marketable securities are primarily investment grade and highly liquid. A significant dollar portion of our marketable securities is invested in securities with maturities beyond one year. While typically yielding greater returns, they also reduce reported working capital.
Treasury Stock Purchases
Our Board of Directors has authorized a $2.0 billion stock repurchase program ($500.0 million authorized in April 2000, $500.0 million in July 2002 and $1.0 billion in November 2005). During the three and six months ended September 30, 2006, we purchased 5.2 million and 12.2 million shares for $130.0 million and $280.0 million, respectively. From the inception of the repurchase plan through September 30, 2006, we have purchased 77.3 million shares for $1,470.6 million. The repurchase program is funded solely with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Issuer Purchases of Equity Securities below for a monthly detail of treasury stock purchases for the quarter ending September 30, 2006.
Repurchases of our common stock will occur over time through open market purchases, through unsolicited or solicited privately negotiated transactions, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder.
Contractual Obligations
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006. On June 15, 2006, we entered into a purchase and sale agreement, pursuant to which we sold our headquarters campus and three surrounding undeveloped land parcels located in Houston, Texas. In connection with the sale of the buildings, we entered into a 15 year lease agreement for the currently occupied space with the option to terminate the lease in nine years and options to renew for up to an additional 20 years at market rates. The lease agreement includes five scheduled rent increases, and is subject to annual consumer price index adjustments, over its term. Lease payments will impact earnings on a straight-line basis over the minimum lease term. As of September 30, 2006, basic rent due under the lease agreement during the minimum lease term is as follows (in millions):

Less than 1 year	$4.8
1 - 3 years	19.3
3 - 5 years	19.6
More than 5 years	41.4

$85.1

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2006, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weakness previously disclosed, which has not been completely remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls were not effective, as of the end of the period covered by this Quarterly Report. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects our financial condition, results of operations and cash flows as of and for the periods presented.
We anticipate the actions to be taken, and resulting improvement in controls, will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and in conjunction with additional remediation steps planned for the remaining quarters of fiscal 2007 will, over time, address the material weakness that we identified in our internal control over financial reporting as of March 31, 2006. However, because many of the remedial actions we have undertaken are recent and because some of our remediation actions will be designed to improve our internal control over the calculation of our annual tax provision, management will not be able to conclude that the material weakness has been eliminated until the completion of the fiscal 2007 year-end income tax provision.
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2007, we hired a new Chief Accounting Officer. In addition, as part of our efforts to remediate the material weakness in the design and operation of our internal controls over the accounting for income taxes identified in our Annual Report on Form 10-K for the year ended March 31, 2006, we formalized and documented a number of income tax accounting policies and procedures and began to conduct specific training for personnel. These actions are reasonably likely to materially affect our internal control over financial reporting.
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

ITEM 1A.	Risk Factors
There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for fiscal 2006, dated June 14, 2006.

ITEM 2.	Issuer Purchases of Equity Securities

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased(1)	Share	Program(2)	Program(2)	the Program(2)
July 1-31, 2006	$1,189,766	$22.75	$1,181,000	$26,866,495	$632,559,893
August 1-31, 2006	2,329,506	$24.93	2,326,200	57,993,278	$574,566,615
September 1-30, 2006	1,682,222	$26.86	1,680,900	45,141,425	$529,425,190

Total	$5,201,494	$24.99	$5,188,100	$130,001,198	$529,425,190

(1)	Includes repurchases made pursuant to the publicly announced plan in footnote (2) below and repurchases in satisfaction of tax obligations upon the lapse of restrictions on nonvested stock grants.

(2)
Our Board of Directors has authorized a $2.0 billion stock repurchase program ($500.0 million authorized in April 2000, $500.0 million in July 2002 and $1.0 billion authorized in November 2005). As of September 30, 2006, there was approximately $529.4 million remaining in this stock repurchase program and the program does not have an expiration date.

ITEM 4.	Submission of Matters to a Vote of Security Holders
At BMC Software’s Annual Meeting of Stockholders held on August 22, 2006, the following proposals were adopted by the margins indicated.

	NUMBER OF SHARES
	VOTED FOR	WITHHELD
1. To elect eleven directors of the Company, each to serve until the next annual meeting or until his/her respective successor has been duly elected and qualified.
B. Garland Cupp	180,635,995	5,307,576
Robert E. Beauchamp	181,158,071	4,785,500
Jon E. Barfield	176,138,447	9,805,124
John W. Barter	180,129,550	5,814,021
Meldon K. Gafner	180,262,791	5,680,780
Lew W. Gray	180,728,515	5,215,056
P. Thomas Jenkins	183,509,868	2,433,703
Louis J. Lavigne, Jr.	175,978,534	9,965,037
Kathleen A. O’Neil	177,596,228	8,347,343
George F. Raymond	173,841,490	12,102,081
Tom C. Tinsley	183,500,164	2,443,407

	NUMBER OF SHARES
	VOTED FOR	WITHHELD	ABSTAIN
2. To ratify the Board of Directors appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending March 31, 2007.	182,704,149	3,030,740	208,682

	NUMBER OF SHARES
	VOTED FOR	WITHHELD	ABSTAIN
3. To ratify and approve the BMC Software, Inc. 2006 Employee Stock Purchase Plan.	155,393,131	13,220,022	689,762

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
(a) Exhibits.
10.21	Executive Employment Agreement between BMC Software, Inc. and Jae W. Chung, Senior Vice President — Operations.

10.22	Executive Employment Agreement between BMC Software, Inc. and William Miller, Vice President & General Manager — Mainframe Service Management.

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.
	By:	/s/ Robert E. Beauchamp
November 9, 2006		Robert E. Beauchamp
President and Chief Executive Officer

	By:	/s/ Stephen B. Solcher
November 9, 2006		Stephen B. Solcher
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX
10.21	Executive Employment Agreement between BMC Software, Inc. and Jae W. Chung, Senior Vice president — Operations.

10.22	Executive Employment Agreement between BMC Software, Inc. and William Miller, Vice President & General Manager — Mainframe Service Management.

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchanges Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.