Form 10-Q
period 2006-12-31
BMC SOFTWARE INC
filed 2007-02-09
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 5, 2007, there were outstanding 203,965,353 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC. AND SUBSIDIARIES
QUARTER ENDED DECEMBER 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	December 31,
	2006	2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$905.9	$791.6
Marketable securities	157.5	376.8
Trade accounts receivable, net	167.8	185.0
Current trade finance receivables, net	123.2	107.5
Current deferred tax assets	43.4	46.1
Other current assets	108.6	81.5

Total current assets	1,506.4	1,588.5
Property and equipment, net	352.1	85.0
Software development costs and related assets, net	110.8	107.2
Long-term marketable securities	280.3	247.0
Long-term trade finance receivables	81.9	84.9
Acquired technology, net	23.7	32.1
Goodwill, net	561.4	679.9
Other intangible assets, net	29.8	23.5
Other long-term assets	264.5	256.6

Total assets	$3,210.9	$3,104.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables:
Trade accounts payable	$74.6	$21.5
Trade finance payables	66.9	33.1

Total accounts payable	141.5	54.6
Accrued liabilities	252.1	279.4
Current portion of deferred revenue	808.8	810.4

Total current liabilities	1,202.4	1,144.4
Long-term deferred revenue	819.5	773.2
Other long-term liabilities and deferred credits	90.2	109.0

Total liabilities	2,112.1	2,026.6

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2.5	2.5
Additional paid-in capital	592.5	659.0
Retained earnings	1,264.4	1,415.7
Accumulated other comprehensive loss	(22.4)	(12.2)

	1,837.0	2,065.0
Less treasury stock, at cost	(735.3)	(986.9)
Less unearned portion of stock-based compensation	(2.9)	—

Total stockholders’ equity	1,098.8	1,078.1

Total liabilities and stockholders’ equity	$3,210.9	$3,104.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Revenues:
License	$135.0	$154.9	$366.2	$403.8
Maintenance	224.2	233.3	659.3	689.2
Professional services	21.1	24.7	65.0	68.0

Total revenues	380.3	412.9	1,090.5	1,161.0

Operating expenses:
Cost of license revenues	29.7	24.5	97.6	74.9
Cost of maintenance revenues	42.3	48.9	126.2	142.1
Cost of professional services	20.1	25.1	61.5	70.7
Research and development expenses	50.8	46.3	155.6	143.0
Selling and marketing expenses	126.2	134.3	361.4	378.2
General and administrative expenses	51.0	48.5	151.0	148.4
Amortization of intangibles	8.2	7.0	26.3	20.3
Severance, exit costs and related charges	(0.5)	4.4	41.0	30.8

Total operating expenses	327.8	339.0	1,020.6	1,008.4

Operating income	52.5	73.9	69.9	152.6

Other income, net:
Interest and other income, net	19.2	20.1	55.9	63.3
Interest expense	(0.3)	(0.3)	(1.1)	(1.2)
Gain on marketable securities and other investments	0.1	3.1	1.2	7.7

Other income, net	19.0	22.9	56.0	69.8

Earnings before income taxes	71.5	96.8	125.9	222.4
Income tax provision	22.8	32.9	75.5	69.3

Net earnings	$48.7	$63.9	$50.4	$153.1

Basic earnings per share	$0.23	$0.31	$0.23	$0.75

Diluted earnings per share	$0.22	$0.30	$0.23	$0.73

Shares used in computing basic earnings per share	215.1	203.7	217.3	205.0

Shares used in computing diluted earnings per share	217.9	210.1	219.8	210.7

Comprehensive income:
Net earnings	$48.7	$63.9	$50.4	$153.1
Net changes in accumulated comprehensive income	(3.1)	3.5	(5.2)	10.2

Comprehensive income	$45.6	$67.4	$45.2	$163.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 31,
	2005	2006
Cash flows from operating activities:
Net earnings	$50.4	$153.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	162.2	112.0
Gain on sale of marketable securities and other investments	(1.2)	(7.7)
Share-based compensation	2.4	32.1
Decrease in finance receivables	34.8	18.4
Decrease in payables to third-party financing institutions for finance receivables	(4.4)	(39.4)
Decrease in deferred revenues	(68.3)	(47.7)
Net change in trade receivables, payables and other components of working capital	(24.2)	(24.8)

Net cash provided by operating activities	151.7	196.0

Cash flows from investing activities:
Cash paid for acquisitions and other investments, net of cash acquired	(9.0)	(145.2)
Purchases of marketable securities	(290.2)	(847.6)
Proceeds from maturities / sales of marketable securities	200.2	669.4
Purchases of property and equipment	(18.4)	(19.2)
Capitalization of software development costs and related assets	(43.0)	(41.5)
Other investing activities	5.9	3.7

Net cash used in investing activities	(154.5)	(380.4)

Cash flows from financing activities:
Payments on capital leases	(4.4)	(4.5)
Stock options exercised and other	92.9	164.8
Proceeds from sale leaseback transaction	—	291.9
Repayment of debt assumed	—	(5.0)
Excess tax benefit from share-based compensation	—	23.4
Treasury stock acquired	(286.0)	(405.0)

Net cash provided by (used in) financing activities	(197.5)	65.6

Effect of exchange rate changes on cash	0.6	4.5

Net change in cash and cash equivalents	(199.7)	(114.3)
Cash and cash equivalents, beginning of period	820.1	905.9

Cash and cash equivalents, end of period	$620.4	$791.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$42.1	$19.8
Liabilities assumed in acquisitions	$0.5	$12.5
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
These financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain amounts previously reported have been reclassified to provide comparability among the periods reported. Those reclassifications did not impact net earnings or stockholders’ equity.
These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2006, as filed with the Securities and Exchange Commission on Form 10-K.
(2) Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned nonvested stock are considered potential common shares using the treasury stock method. For the three months ended December 31, 2005 and 2006, 6.5 million and 3.0 million weighted options, respectively, have been excluded from the calculation of diluted EPS, as they are anti-dilutive. For the nine months ended December 31, 2005 and 2006, 13.9 million and 9.2 million weighted options, respectively, have been excluded from the calculation of diluted EPS, as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three and nine months ended December 31, 2005 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
	(In millions, except per		(In millions, except per
	share data)		share data)
Basic earnings per share:
Net earnings	$48.7	$63.9	$50.4	$153.1
Weighted average number of common shares outstanding	215.1	203.7	217.3	205.0

Basic earnings per share	$0.23	$0.31	$0.23	$0.75

Diluted earnings per share:
Net earnings	$48.7	$63.9	$50.4	$153.1
Weighted average number of common shares outstanding	215.1	203.7	217.3	205.0
Incremental shares from assumed conversions of stock options and other	2.8	6.4	2.5	5.7

Adjusted weighted average number of common shares outstanding	217.9	210.1	219.8	210.7

Diluted earnings per share	$0.22	$0.30	$0.23	$0.73

(3) Business Combinations
In May 2006, the Company acquired all of the outstanding shares of Identify Software Ltd. (Identify Software), a leading global provider of application problem resolution software, for $150.0 million in cash. The Company also incurred approximately $0.6 million in direct acquisition costs. Identify Software’s results have been included in the Company’s condensed consolidated financial statements since the acquisition date as part of the Enterprise Service Management segment. The addition of Identify Software’s solutions to the Company’s transaction management strategy provides customers with enhanced application and problem resolution capabilities, enabling them to pinpoint the cause of transaction breakdowns. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of Identify Software. This allocation is preliminary and as such is subject to refinement.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

May 10,
2006
(In millions)
Current assets	$13.7
Property and equipment	0.9
Acquired technology	26.2
Goodwill	107.4
Other intangible assets	12.7
Other assets	2.2

Total assets acquired	163.1

Liabilities assumed	(12.5)

Net assets acquired	$150.6

The acquired identifiable intangible assets include $26.2 million of acquired technology and $12.7 million of customer relationships, trademarks and tradenames, with an estimated weighted average economic life of three years. The Company recorded $3.4 million and $8.8 million of amortization on a straight-line basis related to these intangibles during the three and nine months ended December 31, 2006, respectively. Estimated amortization expense for future years related to these intangibles is as follows:

Fiscal Years
(In millions)
Remainder of 2007	$3.3
2008	13.1
2009	12.6
2010	1.1
The goodwill recorded was assigned to the Enterprise Service Management segment and a majority of the goodwill is expected to be deductible for tax purposes. Factors that contributed to a purchase price that resulted in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future versions of acquired technology, support personnel to provide the maintenance services related to the products and a trained sales force capable of selling current and future versions of acquired products, the opportunity to cross-sell Identify Software and BMC Software products to existing customers and the positive reputation that Identify Software has in the market.
4) Segment Reporting
During the first quarter of fiscal 2007, the Company resegmented its organization to improve execution and customer focus and to align its resources and product development efforts to meet the demands of the dynamic markets it serves. The new software business segments are Mainframe Service Management (MSM) and Enterprise Service Management (ESM). In addition to these software business segments, Professional Services (PS) is also a separate segment. The Company’s management reviews the results of the Company’s software business by these segments. All prior periods presented have been reclassified to reflect this new structure.
The MSM segment derives its revenues from products for mainframe database management, monitoring and automation, as well as enterprise scheduling and output management solutions. The ESM segment derives its revenues from products for systems management and monitoring, distributed data management, service, change and asset management solutions, IT discovery and software configuration management, user administration and provisioning, password administration, enterprise directory management, transaction management, web access control and audit and compliance management. The PS segment derives its revenues from consulting, implementation, integration and educational services related to the Company’s software products.
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

Three Months Ended December 31, 2005
(In millions)	MSM	ESM	PS	Consolidated
Revenues:
License	$55.3	$79.7	$—	$135.0
Maintenance	108.9	115.3	—	224.2
Professional services	—	—	21.1	21.1

Total revenues	164.2	195.0	21.1	380.3
Direct segment expenses	42.0	66.6	20.1	128.7

Segment contribution margin	$122.2	$128.4	$1.0	251.6

Indirect expenses				199.1
Other income, net				19.0

Consolidated earnings before taxes				$71.5

Three Months Ended December 31, 2006
(In millions)	MSM	ESM	PS	Consolidated
Revenues:
License	$61.6	$93.3	$—	$154.9
Maintenance	111.3	122.0	—	233.3
Professional services	—	—	24.7	24.7

Total revenues	172.9	215.3	24.7	412.9
Direct segment expenses	46.0	61.8	25.1	132.9

Segment contribution margin	$126.9	$153.5	$(0.4)	280.0

Indirect expenses				206.1
Other income, net				22.9

Consolidated earnings before taxes				$96.8

Nine Months Ended December 31, 2005
(In millions)	MSM	ESM	PS	Consolidated
Revenues:
License	$162.9	$203.3	$—	$366.2
Maintenance	321.9	337.4	—	659.3
Professional services	—	—	65.0	65.0

Total revenues	484.8	540.7	65.0	1,090.5
Direct segment expenses	122.2	192.1	61.5	375.8

Segment contribution margin	$362.6	$348.6	$3.5	714.7

Indirect expenses				644.8
Other income, net				56.0

Consolidated earnings before taxes				$125.9

Nine Months Ended December 31, 2006
(In millions)	MSM	ESM	PS	Consolidated
Revenues:
License	$168.3	$235.5	$—	$403.8
Maintenance	330.6	358.6	—	689.2
Professional services	—	—	68.0	68.0

Total revenues	498.9	594.1	68.0	1,161.0
Direct segment expenses	128.3	183.8	70.7	382.8

Segment contribution margin	$370.6	$410.3	$(2.7)	778.2

Indirect expenses				625.6
Other income, net				69.8

Consolidated earnings before taxes				$222.4

(5) Share-Based Compensation
The Company has numerous stock plans that provide for the grant of common stock options and nonvested stock to employees and directors of the Company. As of December 31, 2006, there were 10.8 million shares available for future awards of options, nonvested stock subject to certain volume limitations and other authorized equity awards pursuant to the Company’s equity compensation plans. The Company also has an employee stock purchase plan under which rights to purchase the Company’s common stock are granted at 85% of the market price on the first or last day of each offering period, whichever is lower.

Prior to April 1, 2006, the Company accounted for stock option plans using the intrinsic value method under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as permitted by Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (SFAS 123), under which no compensation expense was generally recognized by the Company for stock option grants as the exercise price of the Company’s options granted was equal to the quoted market price of the common stock on the date of grant, except in limited circumstances when stock options were exchanged in business combinations. Accordingly, share-based compensation expense related to the Company’s stock options was included as a pro forma disclosure in the notes to condensed consolidated financial statements and continues to be provided for periods prior to fiscal 2007.
Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment” (SFAS 123(R)), using the modified prospective method. Under this transition method, compensation cost recognized in the three and nine months ended December 31, 2006, includes: a) compensation cost for all share-based payments granted through March 31, 2006, but for which the requisite service period had not been completed as of March 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with SFAS 123(R), compensation cost is recognized only for those awards that are expected to vest, whereas, prior to the adoption of SFAS 123(R), the Company recognized forfeitures as they occurred. The Company uses the straight-line attribution method to allocate share-based compensation costs over the service period of the award.
The following table details the total share-based compensation costs included in results of operations for the three and nine months ended December 31, 2006:

	Three	Nine
	Months Ended	Months Ended
	December 31,	December 31,
	2006	2006
	(In millions)
Cost of license revenues	$0.1	$0.1
Cost of maintenance revenues	1.6	4.7
Cost of professional services	0.2	0.8
Research and development expenses	1.6	4.7
Selling and marketing expenses	3.1	9.9
General and administrative expenses	4.0	11.9

Share-based compensation before income taxes	10.6	32.1
Income tax benefit	(3.2)	(9.5)

Total share-based compensation after taxes	$7.4	$22.6

In addition, share-based compensation of $0.2 million and $1.1 million was capitalized as software development costs during the three and nine months ended December 31, 2006, respectively.
Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the consolidated statements of cash flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company has elected to use the alternative transition election described in FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to the Accounting for Tax Effects of Share-Based Payment Awards.” As a result, all tax benefits realized related to tax deductible awards vested prior to the adoption of FAS 123(R) will be shown as financing cash flows. For all other awards, only the excess tax benefits realized will be shown as financing cash flows. In addition, the Company previously presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), upon adoption, the Company reclassified the balance in unearned compensation to additional paid-in capital.

The following table presents the impact of the adoption of SFAS 123(R) on selected condensed consolidated financial statement line items for the three and nine months ended December 31, 2006, excluding non-vested stock awards and the intrinsic value of the replacement stock options issued as consideration in the Marimba acquisition in fiscal 2005, both of which were already being expensed under APB 25 (in millions, except per share data):

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
	Increase /	Increase /
	(Decrease)	(Decrease)
Operating income	(10.2)	(30.9)
Earnings before income taxes	(10.2)	(30.9)
Net earnings	(7.1)	(21.8)
Basic earnings per share	(0.03)	(0.11)
Diluted earnings per share	(0.03)	(0.10)
Net cash provided by operating activities	(13.0)	(23.4)
Net cash provided by financing activities	13.0	23.4
As of December 31, 2006, there was approximately $87.2 million of total unrecognized compensation costs related to share-based compensation arrangements, which are expected to be recognized over a weighted average remaining period of 2.4 years.
The following table provides pro forma net earnings and earnings per share as if the Company had applied the fair value method of SFAS 123 for the three and nine months ended December 31, 2005 (in millions, except per share data):

	Three Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2005
Net earnings:
As reported	$48.7	$50.4
Add stock-based employee compensation expense included in net earnings, net of tax benefit of $0.1 and $0.8	0.4	1.6
Deduct stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(10.1)	(29.9)

Pro forma earnings	$39.0	$22.1

Basic earnings per share:
As reported	$0.23	$0.23

Pro forma earnings per share	$0.18	$0.10

Diluted earnings per share:
As reported	$0.22	$0.23

Pro forma earnings per share	$0.18	$0.10

Stock Options
Under the option plans, all options granted during the three and nine months ended December 31, 2005 and 2006 have been granted with exercise prices equal to the fair market value on the date of grant. Options granted to employees during the three and nine months ended December 31, 2005 have a ten-year term and generally vest on a quarterly basis over four years of continued service. Options granted to employees during the three and nine months ended December 31, 2006 primarily have a six-year term and generally vest on a monthly basis over four years of continued service. Options granted to non-employee members of the Company’s Board of Directors during the three and nine months ended December 31, 2005 and 2006 generally have a ten-year term and will become fully exercisable on the one year anniversary of the grant date.
The fair value of each option award granted is estimated as of the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Prior to the adoption of SFAS 123(R), expected volatility was based on the historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. Upon the adoption of SFAS 123(R), expected volatility has been estimated using a combination of implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the options. The Company believes that a blend of implied and historical volatilities provides a more accurate expectation of future volatility. The expected term of options represents the period of time that options granted are expected to be outstanding. For options granted subsequent to the adoption of SFAS 123(R), the expected term of options granted has been derived from the simplified method allowed by SEC Staff Accounting Bulletin No. 107 due to changes in vesting terms and contractual lives of current options compared to the Company’s historical grants. The risk-free rate for the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. The expected dividend yield is assumed to be zero in the option pricing formula, as the Company has not historically paid dividends and has no current plans to do so in the future. In addition, the Company uses historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. The estimated forfeiture rate used for both the three and nine months ended December 31, 2006 was 10% for employees. Groups of award recipients that have different exercise behavior are considered separately for valuation purposes.

The Company used the following weighted average assumptions to estimate the fair value of options granted for the three and nine months ended December 31, 2005 and 2006:

	Pro Forma		Pro Forma
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006
Expected volatility	45%	31%	54%	34%
Expected term (in years)	5	4	5	4
Risk-free rate	4.4%	4.5%	4.1%	4.9%
Expected dividends	—	—	—	—
Stock option transactions during the nine months ending December 31, 2006 were as follows:

		Weighted
		Average	Weighted Average
		Exercise	Remaining	Aggregate Intrinsic
	Shares	Price	Contractual Term	Value
	(In millions)		(In years)	(In millions)
Options outstanding as of April 1, 2006	31.2	$20
Options granted	3.0	$23
Options exercised	(9.1)	$18
Options forfeited or canceled	(1.7)	$22

Options outstanding as of December 31, 2006	23.4	$21	6	$286.2

As of December 31, 2006, options vested or expected to vest	22.4	$21	6	$274.8
Options exercisable as of December 31, 2006	15.4	$22	5	$182.5
The weighted average grant-date fair value of each option granted during the three and nine months ended December 31, 2005 was $9.09 and $9.83, respectively. The weighted average grant-date fair value of each option granted during the three and nine months ended December 31, 2006 was $9.01 and $8.16, respectively. The total intrinsic value of options exercised during the three and nine months ended December 31, 2005 was $3.8 million and $29.2 million, respectively. The total intrinsic value of options exercised during the three and nine months ended December 31, 2006 was $44.3 million and $87.2 million, respectively.
Cash received from option exercises was $89.0 million and $160.7 million during the nine months ended December 31, 2005 and 2006, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.0 million and $14.9 million for the three months ended December 31, 2005 and 2006, respectively, and $8.9 million and $26.4 million during the nine months ended December 31, 2005 and 2006, respectively. The Company has historically issued treasury shares to satisfy share option exercises and expects to continue this practice for the foreseeable future.
Nonvested Stock Awards
The nonvested stock issued under the Company’s stock plans is subject to transfer restrictions that lapse over one to four years. The fair value of nonvested stock awards is based upon the market price of the Company’s common stock on the date of grant. Additionally, during the nine months ended December 31, 2006 the Company granted key employees performance-based nonvested stock whose vesting is contingent upon meeting earnings per share performance goals. These shares contingently vest in the last two years of a three year term depending on attainment of the performance goals. Under SFAS 123(R), the Company uses historical data, including historical forfeitures and employee turnover rates, to estimate forfeiture rates for nonvested stock.
The weighted average grant-date fair value of nonvested stock granted during the nine months ended December 31, 2005 and 2006 was $19.23 and $22.19 , respectively.

Nonvested stock transactions during the nine months ended December 31, 2006 were as follows:

		Weighted
		Average
		Grant-date
	Shares	Fair-value
	(In thousands)
Nonvested shares as of April 1, 2006	151	$17
Shares granted	1,546	$22
Shares vested	(53)	$17
Shares forfeited	(110)	$22

Nonvested shares as of December 31, 2006	1,534	$22

The total fair value of shares vested during the nine months ended December 31, 2006 was $1.3 million with no incremental shares vesting during the three months ended December 31, 2006.
Employee Stock Purchase Plan
The Company sponsors an employee stock purchase plan (ESPP) pursuant to which eligible employees may defer qualified wages to purchase BMC common stock at 85% of the market price on the first or last day of each offering period, whichever is lower. Through June 30, 2006, the Company administered its employee stock purchase program under a plan originally approved by the Company’s Board of Directors and stockholders in 1996 (the 1996 ESPP). The 1996 ESPP expired upon the completion of the last offering period ended June 30, 2006 and the related issuance of shares. No further shares will be issued from the 1996 ESPP. Effective beginning with the six-month offering period ended December 31, 2006, the Company administers its employee stock purchase program under a plan approved by the Company’s Board of Directors and stockholders in 2006 (the 2006 ESPP), which authorizes the issuance of up to 3,000,000 shares of the Company’s common stock. During the nine months ended December 31, 2005 and 2006, the Company issued 0.3 million and 0.2 million shares, respectively, under the 1996 ESPP at an average price of $15.39 per share and $18.04 per share, respectively. The grant date fair value per share beginning July 1, 2006 was $5.64. The grant date fair value of the ESPP shares is based upon (1) the 15% discount provided; (2) the value derived from the use of the lower of the first or last day stock price; and (3) the value derived from the look-back feature of the plan that does not fix the number of shares that an employee can purchase if the exercise price is lower than the grant date price.
(6) Severance, Exit Costs and Related Charges
The Company has undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and simplification, standardization and automation of key business processes. As a result of these initiatives, the Company involuntarily terminated approximately 785 and 725 employees during the fiscal years ended March 31, 2004 and 2006, respectively, and identified for termination approximately 470 employees during the nine months ended December 31, 2006. These workforce reductions are across all functions and geographies and affected employees were, or will be, provided cash separation packages. The workforce reductions have reduced selling and general and administrative expenses in product areas that were not achieving the Company’s profitability and growth goals. Additionally, the Company exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities primarily in fiscal 2004. As of December 31, 2006, $27.8 million of severance and facilities costs related to actions completed under these initiatives remain accrued for payments in future periods, as follows:

				Foreign	Cash Payments,	Balance at
	Balance at	Charged		Exchange	Net of Sublease	December 31,
	March 31, 2006	to Expense	Accretion	Adjustments	Income	2006
	(In millions)
Severance and related costs	$0.4	$30.5	$—	$0.3	$(23.1)	$8.1
Facilities costs	25.7	0.3	0.7	—	(7.0)	19.7

Total accrued	$26.1	$30.8	$0.7	$0.3	$(30.1)	$27.8

The accruals for severance and related costs at December 31, 2006 represent the amounts to be paid to employees that have been terminated or identified for termination as a result of initiatives described above. These amounts are expected to be paid within fiscal 2007 or early fiscal 2008. The Company continues to review the impact of these actions and will, based on future results of operations, determine if additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.

The accruals for facilities costs at December 31, 2006 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. Projected sublease income is based on management’s estimates, which are subject to change. The Company may incur additional facilities charges subsequent to December 31, 2006 as a result of its current initiatives described above. Severance not included in formalized plans and accretion (the increase in the present value of facilities accruals over time) are included in various line items within operating expenses.
(7) Income Taxes
Income tax expense for the three and nine months ended December 31, 2005 was $22.8 million and $75.5 million, respectively, resulting in an effective tax rate of 31.9% and 60.0%, respectively. Income tax expense for the three and nine months ended December 31, 2006 was $32.9 million and $69.3 million, respectively, resulting in an effective tax rate of 34.0% and 31.2%, respectively. The Company’s effective tax rate and associated provision for income taxes for the three and nine months ended December 31, 2005 and 2006 were based on estimates of consolidated earnings before taxes for fiscal 2006 and 2007, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, the Company’s policy of indefinitely re-investing earnings in certain low taxed jurisdictions, estimated tax credits, estimated tax incentives and an assessment regarding the realizability of the Company’s deferred tax assets. Included in income tax expense for the nine months ended December 31, 2005 was an accrual for a tax liability of $36.5 million related to the Company’s repatriation of $708.8 million of qualified earnings during fiscal 2006 under the applicable provisions of the American Jobs Creation Act of 2004.
The Internal Revenue Service (IRS) has completed its examinations of the Company’s U.S. federal income tax returns for the tax years March 31, 2000 through 2003. The outstanding issues associated with the Company’s federal income tax returns for the tax years ended March 31, 2000 and 2001 have been substantially resolved and the Company is currently in the process of finalizing the related adjustments with the IRS. The adjustments are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. The IRS has also completed its examination of the Company’s federal income tax returns filed for the tax years ended March 31, 2002 and 2003 and issued its Revenue Agent Report (RAR) in December 2005. The Company filed its protest letter contesting the adjustments included in the RAR with the IRS Appeals Division and started settlement discussions during July 2006. The Company cannot estimate the ultimate resolution date of these negotiations. The Company believes that it has meritorious defenses to the RAR, that adequate provisions for income taxes have been made and that the ultimate resolution of these income tax years will not have a material adverse impact on the Company’s consolidated financial position or results of operations. In August 2006, the IRS commenced an examination of the Company’s federal income tax returns for the tax years ended March 31, 2004 and 2005.
In December 2006, the Company and the Israeli Tax Authorities executed an agreement to settle all issues raised in prior audits of various Israeli affiliates of the Company that covered the 1998 through 2002 tax years. The settlement did not have a material impact on the Company’s consolidated financial position or results of operations.
In June 2006, in response to a filing by the Company seeking clarification as to whether a tax applies to the remittance of software payments from its Brazilian operations, a lower level Brazilian court denied the Company’s request for a preliminary injunction and published an unfavorable decision. The Company is appealing this initial decision and believes it will ultimately prevail based on the merits of the Company’s position. However, a resolution of this matter is not expected anytime in the near future.
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

Historically, the Company has not incurred significant costs related to such indemnifications, warranties and guarantees. As such and based on other factors, the Company does not expect to incur significant obligations and no accruals for these items have been made.
Contingencies
In January 2003, the Company filed a complaint against NetIQ Corporation (NetIQ) in the United States District Court of the Southern District of Texas, Houston Division, alleging that one or more of NetIQ’s software products and their use infringe a valid U.S. patent held by the Company and one or more of the Company’s trademarks. In August 2003, the Court ordered the case stayed pending arbitration. In September 2003, the Company filed a Statement of Claim with the American Arbitration Association asserting its claims of patent infringement, subject to its objections to the arbitration proceeding. The Company is seeking to enjoin NetIQ’s current and future infringement of its patent and to recover compensatory damages and enhanced damages, interest, costs and fees. In November 2003, NetIQ filed a counterclaim with the American Arbitration Association against the Company alleging patent infringement. The Company denied that it infringes any valid claim of the NetIQ patent, which forms the basis of NetIQ’s counterclaim. In November 2004, the Company was awarded an interim ruling from the arbitration panel that eliminates several of NetIQ’s asserted defenses in this case. In April 2005, the Company amended its Statement of Claim to allege that one or more of NetIQ’s software products infringe a second valid U.S. patent held by the Company. A final hearing in the case is scheduled for April 2007.
The Company has received claims from a third party alleging that it infringes on one or more of the third party’s patents. The Company believes that it has meritorious defenses to the claims and intends to vigorously contest them. Additionally, the Company has asserted counter claims against the third party alleging infringement on certain of the Company’s patents. No formal proceedings have been initiated by either party and the ultimate outcome of this matter cannot be estimated at this time.
The Company is party to various labor claims brought by certain former international employees alleging that amounts are due such employees for unpaid commissions and other compensation. The claims are in various stages and are not expected to be resolved in the near future. The Company intends to vigorously contest all of the claims. However, the ultimate outcome of all of the claims cannot be estimated at this time.
The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial position or results of operations.
Refer also to tax-related contingencies in note 7.
(9) Sale of Headquarters Campus
In June 2006, the Company sold its headquarters campus and three surrounding undeveloped land parcels located in Houston, Texas for approximately $291.9 million in cash, net of closing costs. The Company’s decision was based upon its desire to focus on its core operations as well as to monetize these assets. In connection with the sale of the buildings, the Company entered into a 15 year lease agreement for its currently occupied space with the option to terminate the lease in nine years and options to renew for up to an additional 20 years at market rates. Accordingly, the Company deferred and is amortizing the gain of approximately $24.2 million as a reduction to rent expense on a straight-line basis over the lease term. The net book value of assets of approximately $254.6 million of land and property was removed from the balance sheet. The lease agreement includes five scheduled rent increases over its term. Rent expense will be recognized on a straight-line basis over the lease term. Until the lease is terminated, should the landlord desire to sell the buildings, the Company has a right of first offer to purchase the buildings at market rates.
Future minimum lease payments to be made under the non-cancelable operating lease as of December 31, 2006 are as follows:

Fiscal Years
(In millions)
Remainder of 2007	$2.4
2008	9.6
2009	9.7
2010	9.7
2011	9.9
2012 and thereafter	41.4

Total minimum lease payments	$82.7

Total rent expense under these operating leases during the three and nine months ended December 31, 2006 was $2.5 million and $5.4 million, respectively.
(10) Treasury Stock
The Company’s Board of Directors has authorized a $2.0 billion stock repurchase program ($500.0 million authorized in April 2000, $500.0 million in July 2002 and $1.0 billion in November 2005). During the three and nine months ended December 31, 2006, the Company repurchased 3.8 million and 16.0 million shares for $125.0 million and $405.0 million, respectively. As of December 31, 2006, the Company held 44.9 million shares in treasury, resulting in a $986.9 million reduction in stockholders’ equity, and had $404.4 million available for future stock repurchases under the program.
(11) Recently Issued Accounting Pronouncements
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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report on Form 10-Q for the quarterly period ended December 31, 2006 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties included in our Annual Report on Form 10-K for fiscal 2006, with the audited financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for fiscal 2006.
Overview
BMC Software is one of the world’s largest independent software vendors. Delivering Business Service Management (BSM), we provide software solutions that empower companies to manage their information technology (IT) infrastructure from a business perspective. Our extensive portfolio of software solutions spans enterprise systems, applications, databases and service management.
Our performance during the first three quarters of fiscal 2007 has improved over the prior year periods. We have continued to execute our strategy to extend our leadership in BSM, stabilize our mainframe segment and effectively manage our operating expenses, while maintaining a strong balance sheet and repurchasing shares of our common stock through approved stock repurchase programs. During the nine months ended December 31, 2006, we repurchased approximately 16.0 million shares for a total cost of $405.0 million.

To optimize how we build value and provide greater clarity, accountability and focus, we created two software business segments — Enterprise Service Management (ESM) and Mainframe Service Management (MSM) — which reflect the different dynamics that drive the market in each segment. While there are key technology and sales synergies which span both software business segments, the new structure enables us to more effectively manage to these dynamics. Our third business segment, Professional Services, also continues to be an integral part of our strategy.
During fiscal 2006, we delivered on our commitment to significantly reduce our annual operating expenses, and we continue to believe there are substantial opportunities for us to further enhance operational efficiency. In fiscal 2007, we have been focusing on simplifying, standardizing and automating our key business processes. In connection with these actions, we incurred $4.4 million and $30.8 million in severance costs, exit costs, and other charges during the three and nine months ended December 31, 2006, respectively. By the end of fiscal 2007, we estimate that the restructuring and process improvement initiatives undertaken to date during fiscal 2007, as well as those expected to be undertaken during the remainder of the fiscal year, will result in annual savings of $60.0 to $65.0 million as compared to fiscal 2006 expense levels. We continue to review the impact of these actions and will, based on future results of operations, determine if additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend on their nature, timing and extent.
In fiscal 2007, commensurate with the adoption of certain accounting pronouncements, we began to record higher operating expenses for share-based compensation. During fiscal 2007, we granted an increased number of nonvested shares and a decreased number of options as compared to historical practices. To align employees’ interests with those of our shareholders while minimizing dilution, we granted key employees performance-based nonvested stock with vesting contingent upon meeting earnings per share performance goals in fiscal 2008 and fiscal 2009.
It is important for our investors to understand that a significant portion of our operating expenses are fixed in the short-term and that we plan a portion of our expense run-rate based on our expectations of future revenues. In addition, a significant amount of our license transactions are completed during the final weeks and days of each quarter and, therefore, we generally do not know whether revenues have met our expectations until after the end of the quarter. If a shortfall in revenues were to occur in any given quarter, there would be an immediate, and possibly significant, impact to our overall earnings and, most likely, our stock price.
Available Information
Our internet website address is http://www.bmc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.
Industry Conditions
Growth in the total global IT market has slowed and is growing at about the same rate as the overall economy. Growth in software spending is slightly higher than the overall IT market, with the highest growth projected to occur in emerging markets. IT organizations continue to be pressured by their business counterparts to lower overall operational costs while increasing support for regulatory compliance, strategic objectives and other projects focused on delivering increased value to the business. The demands placed on customers’ IT organizations have resulted in increased pricing pressures on technology vendors. While we believe BSM differentiates us from our competitors, we recognize that the systems management software market place is highly competitive. We compete with a variety of software vendors, including large vendors such as IBM, HP and CA, as well as a number of smaller software vendors. We compete for new customers and, from time to time, must compete to maintain our relationships with our current customers. This competition can lead to pricing pressure and can affect our margins. We discuss competition in greater detail under Business and Risk Factors in our Annual Report on Form 10-K for fiscal 2006.
Critical Accounting Policies
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, acquired technology, in-process research and development, goodwill and intangible assets, investments, share-based compensation and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2006 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during the nine months ended December 31, 2006, except for the adoption of SFAS 123(R) discussed below.

Share-Based Compensation
Prior to March 31, 2006, we accounted for stock option plans using the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations, as permitted by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, (SFAS 123) under which no compensation expense was generally recognized by us for stock option grants as the exercise price of our options granted was equal to the fair market value of the common stock on the date of grant, except in the limited circumstances when stock options were exchanged in business combinations. Accordingly, share-based compensation related to our stock options was included as a pro forma disclosure in the notes to condensed consolidated financial statements. This information continues to be provided for periods prior to fiscal 2007.
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
The fair value of each option award granted is estimated as of the date of grant using a Black-Scholes option pricing model that uses various assumptions. Prior to the adoption of SFAS 123(R), expected volatility was based on the historical volatility of our stock over a preceding period commensurate with the expected term of the option. Upon the adoption of SFAS 123(R), expected volatilities are based on implied volatilities from traded options on our stock and historical volatility of our stock over a preceding period commensurate with the expected term of the options. The expected term of options represents the period of time that options are expected to be outstanding. For options granted subsequent to the adoption of SFAS 123(R), the expected term of options granted is derived from the “simplified” method allowed by Staff Accounting Bulletin No. 107 due to changes in vesting terms and contractual lives compared to the Company’s historical grants. The risk-free rate for the expected term of the options is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. The expected dividend yield is assumed to be zero in the option pricing formula, as we do not pay dividends and have no current plans to do so. In addition, we use historical data, including historical forfeitures and employee turnover rates, to estimate expected forfeiture rates. The estimated forfeiture rate used for the nine months ended December 31, 2006 was 10% for employees. Various groups of award recipients that have different exercise behavior are considered separately for valuation purposes. Future awards valuations could be significantly impacted by changes in these market-based inputs.
For additional information related to our share-based compensation, see footnote 5 of the notes to condensed consolidated financial statement included herein.
Acquisitions
In May 2006, we acquired all of the outstanding shares of Identify Software, a leading global provider of application problem resolution software, for an aggregate purchase price of $150.0 million. Identify Software’s results have been included in our condensed consolidated financial statements since the acquisition date as part of the Enterprise Service Management segment. The addition of Identify Software’s solutions to our transaction management strategy provides customers with enhanced application and problem resolution capabilities, enabling them to pinpoint the cause of transaction breakdowns. For additional information, see footnote 3 of the notes to condensed consolidated financial statements included herein.
Sale of Headquarters Campus
In June 2006, we sold our headquarters campus and three surrounding undeveloped land parcels located in Houston, Texas for approximately $291.9 million in cash, net of closing costs. Our decision to sell these assets was based upon a desire to focus on our core operations as well as to monetize these assets. In connection with the sale of the buildings, we entered into a 15 year lease agreement for our currently occupied space with the option to terminate the lease in nine years and options to renew for up to an additional 20 years at market rates. Accordingly, we deferred and will amortize the gain of approximately $24.2 million as a reduction to rent expense on a straight-line basis over the lease term. The net book value of assets of approximately $254.6 million of land and property was removed from the balance sheet. The lease agreement includes five scheduled rent increases over its term. Rent expense will be recognized on a straight-line basis over the lease term. Until the lease is terminated, should the landlord desire to sell the buildings, we have a right of first offer to purchase the buildings at market rates. For additional information, see footnote 9 of the notes to condensed consolidated financial statements included herein.

Results of Operations and Financial Condition
The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income bear to total revenues. These financial results are not necessarily indicative of future results.

	Percentage of Total
	Revenues
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Revenues:
License	35.5%	37.5%	33.6%	34.8%
Maintenance	59.0%	56.5%	60.4%	59.4%
Professional services	5.5%	6.0%	6.0%	5.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenues	7.8%	5.9%	9.0%	6.5%
Cost of maintenance revenues	11.1%	11.8%	11.6%	12.2%
Cost of professional services	5.3%	6.1%	5.6%	6.1%
Research and development expenses	13.4%	11.2%	14.3%	12.3%
Selling and marketing expenses	33.2%	32.5%	33.1%	32.6%
General and administrative expenses	13.4%	11.7%	13.8%	12.8%
Amortization of intangibles	2.2%	1.7%	2.4%	1.7%
Severance, exit costs and related charges	(0.1)%	1.1%	3.8%	2.7%
Total operating expenses	86.2%	82.1%	93.6%	86.9%
Operating income	13.8%	17.9%	6.4%	13.1%
Other income, net	5.0%	5.5%	5.1%	6.0%
Earnings before income taxes	18.8%	23.4%	11.5%	19.2%
Income tax provision	6.0%	8.0%	6.9%	6.0%
Net earnings	12.8%	15.5%	4.6%	13.2%
Revenues
We generate revenues from licensing software, providing maintenance, enhancement and support for previously licensed products and providing professional services. We utilize written contracts as the means to establish the terms and conditions by which our products, support and services are sold to our customers.
During the first quarter of fiscal 2007, we resegmented our organization into two software business segments to improve our execution and customer focus and align our resources and product development efforts to meet the demands of the dynamic markets we serve. These segments are related to our software products and are now referred to as the MSM and ESM segments. In addition, our third segment is comprised of our PS organization.
Our ESM software solutions include products for systems management and monitoring, distributed data management, service, change and asset management solutions, IT discovery and software configuration management, user administration and provisioning, password administration, enterprise directory management, web access control and audit and compliance management. Our MSM software solutions include products designed for mainframe database management, monitoring and automation, as well as enterprise scheduling and output management solutions. The PS segment consists of consulting, implementation, integration and educational services related to our software products. Management reviews the results of our business by these segments. All prior periods presented have been reclassified to reflect this new structure. The following table provides information regarding license and maintenance revenues for the three and nine months ended December 31, 2005 and 2006, respectively.

Software License Revenues

	Three Months Ended			Nine months Ended
	December 31,			December 31,
	2005	2006	% Change	2005	2006	% Change
	(In millions)			(In millions)
Enterprise Service Management	$79.7	93.3	17.1%	$203.3	$235.5	15.8%
Mainframe Service Management	55.3	61.6	11.4%	162.9	168.3	3.3%

Total software license revenues	$135.0	$154.9	14.7%	$366.2	$403.8	10.3%

Software Maintenance Revenues

	Three Months Ended			Nine months Ended
	December 31,			December 31,
	2005	2006	% Change	2005	2006	% Change
	(In millions)			(In millions)
Enterprise Service Management	$115.3	$122.0	5.8%	$337.4	$358.6	6.3%
Mainframe Service Management	108.9	111.3	2.2%	321.9	330.6	2.7%

Total software maintenance revenues	$224.2	$233.3	4.1%	$659.3	$689.2	4.5%

Total Software Revenues

	Three Months Ended			Nine months Ended
	December 31,			December 31,
	2005	2006	% Change	2005	2006	% Change
	(In millions)			(In millions)
Enterprise Service Management	$195.0	$215.3	10.4%	$540.7	$594.1	9.9%
Mainframe Service Management	164.2	172.9	5.3%	484.8	498.9	2.9%

Total software revenues	$359.2	$388.2	8.1%	$1,025.5	$1,093.0	6.6%

Software License Revenues
Our product license revenues primarily consist of fees related to products licensed to customers on either a perpetual or a term basis. Term contracts are arrangements that allow the licensee to use our software for a specified period of time. Product license fees can be associated with a customer’s licensing of a given software product for the first time or with a customer’s purchase of the right to run a previously licensed product on additional computing capacity or for additional users.
Total software license revenues were $154.9 million for the three months ended December 31, 2006, an increase of 14.7%, or $19.9 million, from the comparable prior year period. The increase was attributable to license revenue increases in both the ESM and MSM segments, as further discussed below. Of the license transactions recorded, the percentage of license revenues recognized upfront decreased from 51% during the three months ended December 31, 2005 to 46% during the three months ended December 31, 2006. Recognition of license revenue that was deferred in prior periods increased $13.5 million for the three months ended December 31, 2006, as compared to the prior year period. During the three months ended December 31, 2006, we closed 26 transactions with license values over $1 million, with a total license value of $77.7 million, compared with 19 transactions with license values over $1 million, with a total license value of $56.7 million, in the comparable prior year period.
Total software license revenues were $403.8 million for the nine months ended December 31, 2006, an increase of 10.3%, or $37.6 million, from the comparable prior year period. The increase in license revenues was attributable to an increase in both the ESM and MSM segments, as further discussed below. Of the license transactions recorded, the percentage of license revenues recognized upfront decreased from 59% during the nine months ended December 31, 2005 to 54% during the nine months ended December 31, 2006. Recognition of license revenue that was deferred in prior periods increased $29.8 million for the nine months ended December 31, 2006, as compared to the prior year period. During the nine months ended December 31, 2006, we closed 58 transactions with license values over $1 million, with a total license value of $147.2 million, compared with 44 transactions with license values over $1 million, with a total license value of $110.8 million, in the comparable prior year period.
ESM license revenues represented 59.0%, or $79.7 million, and 55.5%, or $203.3 million, of our total license revenues for the three and nine months ended December 31, 2005, respectively, and 60.2%, or $93.3 million, and 58.3%, or $235.5 million, of our total license revenues for the three and nine months ended December 31, 2006, respectively. ESM license revenues for the three months ended December 31, 2006 increased 17.1%, or $13.6 million, from the comparable prior year period. ESM license revenues for the nine months ended December 31, 2006 increased 15.8%, or $32.2 million, from the comparable prior year period. The increase in ESM license revenues for the three and nine months ended December 31, 2006 was attributable primarily to increased demand for our ESM products, principally our BSM solutions, including incremental license revenues resulting from our acquisition of Identify Software in the first quarter of fiscal 2007, as well as an increase in the recognition of previously deferred license revenues period over period, partially offset by an increase in the level of new license transactions whose revenues are being deferred into future periods.

MSM license revenues represented 41.0%, or $55.3 million, and 44.5%, or $162.9 million, of our total license revenues for the three and nine months ended December 31, 2005, respectively, and 39.8%, or $61.6 million, and 41.7%, or $168.3 million, of our total license revenues for the three and nine months ended December 31, 2006, respectively. MSM license revenues for the three months ended December 31, 2006 increased 11.4%, or $6.3 million, from the comparable prior year period. MSM license revenues for the nine months ended December 31, 2006 increased 3.3%, or $5.4 million, from the comparable prior year period. The increase in MSM license revenues for the three and nine months ended December 31, 2006 was attributable primarily to a higher volume of license transactions executed as well as an increase in the recognition of previously deferred license revenues period over period, partially offset by an increase in the level of new license transactions whose revenues are being deferred into future periods. These license revenue increases should be considered against the background of historical declines in MSM license revenues experienced in prior periods and the competitive nature of the mature mainframe market.
For the three and nine months ended December 31, 2005 and 2006, our recognized license revenues were impacted by the changes in our deferred license revenue balance as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
	(In millions)		(In millions)
Deferrals of license revenue	$(83.5)	$(107.2)	$(154.7)	$(193.3)
Recognition from deferred license revenue	48.1	61.6	142.1	171.9

Net impact on recognized license revenues	$(35.4)	$(45.6)	$(12.6)	$(21.4)

Deferred license revenue balance at end of period	$419.8	$453.7

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
Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenues to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenues to be recognized each quarter become more predictable as a larger percentage of those revenues come from the deferred license revenue balance. As of December 31, 2006, the deferred license revenue balance was $453.7 million and had an estimated remaining life of approximately three years. As additional license revenues are deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred license revenues we expect to recognize in future periods as of December 31, 2006 follows (in millions):

Remaining fiscal 2007	$73.3
Fiscal 2008	$194.3
Fiscal 2009 and thereafter	$186.1
Software Maintenance Revenues
Software maintenance, enhancement and support revenues represent the ratable recognition of fees to enroll licensed products in our software maintenance, enhancement and support program. Maintenance, enhancement and support enrollment generally entitles customers to product enhancements, technical support services and ongoing compatibility with third-party operating systems, database management systems, networks, storage systems and applications. These fees are generally charged annually and are based on the percentage of the discounted license list price or a percentage of the undiscounted license list price. Customers are generally entitled to reduced annual maintenance percentages for entering into long-term maintenance contracts that include prepayment of the maintenance fees or that are supported by a formal financing arrangement. The majority of our maintenance revenues are generated by such long-term contracts.

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
Total software maintenance revenues were $233.3 million for the three months ended December 31, 2006, an increase of 4.1%, or $9.1 million, from the comparable prior year period. Total software maintenance revenues were $689.2 million for the nine months ended December 31, 2006, an increase of 4.5%, or $29.9 million, from the comparable prior year period. These increases were attributable to increases in both ESM and MSM maintenance revenues, as discussed below.
ESM maintenance revenues represented 51.4%, or $115.3 million, and 51.2%, or $337.4 million, of our total maintenance revenues for the three and nine months ended December 31, 2005, respectively, and 52.3%, or $122.0 million, and 52.0%, or $358.6 million, of our total maintenance revenues for the three and nine months ended December 31, 2006, respectively. ESM maintenance revenues for the three and nine months ended December 31, 2006 increased 5.8%, or $6.7 million, and 6.3%, or $21.2 million, respectively, as compared to the prior year period. The increase in ESM maintenance revenues for the three and nine months ended December 31, 2006 was attributable primarily to the growth in our installed ESM customer license base, including additional maintenance revenues resulting from our acquisition of Identify Software in the first quarter of fiscal 2007.
MSM maintenance revenues represented 48.6%, or $108.9 million, and 48.8%, or $321.9 million, of our total maintenance revenues for the three and nine months ended December 31, 2005, respectively, and 47.7%, or $111.3 million, and 48.0%, or $330.6 million, of our total maintenance revenues for the three and nine months ended December 31, 2006, respectively. MSM maintenance revenues for the three and nine months ended December 31, 2006 increased 2.2%, or $2.4 million, and 2.7%, or $8.7 million, respectively, as compared to the prior year period. The increase in MSM maintenance revenues for the three and nine months ended December 31, 2006 was attributable primarily to the expansion of our customer license base.
As of December 31, 2006, the deferred maintenance revenue balance was $1,111.0 million. As new customers are added and/or current contracts are renewed and additional maintenance revenues are deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred maintenance revenues we expect to recognize in future periods as of December 31, 2006 follows (in millions):

Remaining fiscal 2007	$176.7
Fiscal 2008	$485.4
Fiscal 2009 & thereafter	$448.9
Domestic vs. International Revenues

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2005	2006	% Change	2005	2006
	(In millions)			(In millions)		% Change
License:
Domestic	$65.2	$73.7	13.0%	$180.3	$199.6	10.7%
International	69.8	81.2	16.3%	185.9	204.2	9.8%

Total license revenues	135.0	154.9	14.7%	366.2	403.8	10.3%

Maintenance:
Domestic	124.9	126.2	1.0%	368.0	379.3	3.1%
International	99.3	107.1	7.9%	291.3	309.9	6.4%

Total maintenance revenues	224.2	233.3	4.1%	659.3	689.2	4.5%

Professional services:
Domestic	9.5	10.1	6.3%	27.3	28.0	2.6%
International	11.6	14.6	25.9%	37.7	40.0	6.1%

Total professional services revenues	21.1	24.7	17.1%	65.0	68.0	4.6%

Total domestic revenues	199.6	210.0	5.2%	575.6	606.9	5.4%
Total international revenues	180.7	202.9	12.3%	514.9	554.1	7.6%

Total revenues	$380.3	$412.9	8.6%	$1,090.5	$1,161.0	6.5%

Our domestic operations generated 48.3%, or $65.2 million, and 47.6%, or $73.7 million, of license revenues for the three months ended December 31, 2005 and 2006, respectively. For the three months ended December 31, 2006, domestic license revenue increased 13.0%, or $8.5 million, compared to the same period in the prior year. Our domestic operations generated 49.2%, or $180.3 million, and 49.4%, or $199.6 million, of license revenues for the nine months ended December 31, 2005 and 2006, respectively. For the nine months ended December 31, 2006, domestic license revenue increased 10.7%, or $19.3 million, compared to the same period in the prior year. The period over period increases were attributable to increases in both ESM and MSM license revenues, including incremental revenues associated with our acquisition of Identify Software.
Our international license revenues represented 51.7%, or $69.8 million, and 52.4%, or $81.2 million, of license revenues for the three months ended December 31, 2005 and 2006, respectively. Our international license revenues for the three months ended December 31, 2006 increased 16.3%, or $11.4 million, compared to the same period in the prior year. Our international license revenues represented 50.8%, or $185.9 million, and 50.6%, or $204.2 million, of license revenues for the nine months ended December 31, 2005 and 2006, respectively. Our international license revenues for the nine months ended December 31, 2006 increased 9.8%, or $18.3 million, compared to the same period in the prior year. The period over period increases were attributable to increases in both ESM and MSM license revenues, including incremental revenues associated with our acquisition of Identify Software.
Our domestic operations generated 55.7%, or $124.9 million, and 54.1%, or $126.2 million, of maintenance revenues for the three months ended December 31, 2005 and 2006, respectively. For the three months ended December 31, 2006, domestic maintenance revenues increased 1.0%, or $1.3 million, compared to the same period in the prior year, due to an increase in ESM maintenance revenues, including incremental maintenance revenues associated with our acquisition of Identify Software, offset by a decrease in MSM maintenance revenues. Our domestic operations generated 55.8%, or $368.0 million, and 55.0%, or $379.3 million, of maintenance revenues for the nine months ended December 31, 2005 and 2006, respectively. For the nine months ended December 31, 2006, domestic maintenance revenues increased 3.1%, or $11.3 million, compared to the same period in the prior year, due to an increase in both ESM and MSM maintenance revenues, including incremental revenues associated with our acquisition of Identify Software.
Our international operations generated 44.3%, or $99.3 million, and 45.9%, or $107.1 million, of maintenance revenues for the three months ended December 31, 2005 and 2006, respectively. For the three months ended December 31, 2006, international maintenance revenues increased 7.9%, or $7.8 million, compared to the same period in the prior year. Our international operations generated 44.2%, or $291.3 million, and 45.0%, or $309.9 million, of maintenance revenues for the nine months ended December 31, 2005 and 2006, respectively. For the nine months ended December 31, 2006, international maintenance revenues increased 6.4%, or $18.6 million, compared to the same period in the prior year. The period over period increases in international maintenance revenues were due to increases in both ESM and MSM maintenance revenues.
Foreign currency exchange rate changes had a favorable impact to the growth in international license revenues for the three and nine months ended December 31, 2006 as compared to the prior year periods.
Professional Services Revenues
Professional Services revenues represent fees from implementation, integration and educational services performed. Professional Services revenue increased 17.1%, or $3.6 million, and 4.6%, or $3.0 million, for the three and nine months ended December 31, 2006, respectively, compared to the prior year period. Domestic Professional Services revenue for the three and nine months ended December 31, 2006 increased 6.3%, or $0.6 million, and 2.6%, or $0.7 million, respectively, as compared to the prior year periods. International Professional Services revenue for the three and nine months ended December 31, 2006 increased 25.9%, or $3.0 million, and 6.1%, or $2.3 million, respectively, as compared to the prior year periods. These period over period increases were attributable primarily to increases in consulting, integration and educational services, principally related to BSM product growth.

Operating Expenses

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2005	2006	% Change	2005	2006	% Change
	(In millions)			(In millions)
Cost of license revenues	$29.7	$24.5	(17.5)%	$97.6	$74.9	(23.3)%
Cost of maintenance revenues	42.3	48.9	15.6%	126.2	142.1	12.6%
Cost of professional services	20.1	25.1	24.9%	61.5	70.7	15.0%
Research and development expenses	50.8	46.3	(8.9)%	155.6	143.0	(8.1)%
Selling and marketing expenses	126.2	134.3	6.4%	361.4	378.2	4.6%
General and administrative expenses	51.0	48.5	(4.9)%	151.0	148.4	(1.7)%
Amortization of intangibles	8.2	7.0	(14.6)%	26.3	20.3	(22.8)%
Severance, exit costs and related charges	(0.5)	4.4	n/m	41.0	30.8	(24.9)%

Total operating expenses	$327.8	$339.0	3.4%	$1,020.6	$1,008.4	(1.2)%

Total operating expenses increased 3.4%, or $11.2 million, for the three months ended December 31, 2006, as compared to the prior year period, primarily due to additional share-based compensation expense resulting from the implementation of SFAS 123(R), additional operating expenses resulting from our acquisition of Identify Software and an increase in severance, exit costs and related charges, partially offset by savings achieved from cost management initiatives.
Total operating expenses decreased 1.2%, or $12.2 million, for the nine months ended December 31, 2006, as compared to the prior year period, primarily due to a decrease in severance, exit costs and related charges, savings achieved from cost management initiatives and the conclusion of amortization related to certain intangibles, partially offset by additional share-based compensation expense resulting from the implementation of SFAS 123(R) and additional operating expenses resulting from our acquisition of Identify Software.
Cost of License Revenues
Cost of license revenues is primarily comprised of (i) the amortization of capitalized software costs for internally developed products, (ii) amortization of acquired technology for products acquired through business combinations, (iii) license-based royalties to third parties and (iv) production and distribution costs for initial product licenses. For the three months ended December 31, 2005 and 2006, cost of license revenues represented 7.8%, or $29.7 million, and 5.9%, or $24.5 million, of total revenues, respectively, and 22.0% and 15.8% of license revenues, respectively. For the nine months ended December 31, 2005 and 2006, cost of license revenues represented 9.0%, or $97.6 million, and 6.5%, or $74.9 million, of total revenues, respectively, and 26.7% and 18.5% of license revenues, respectively. The cost of license revenues decreased 17.5%, or $5.2 million, and 23.3%, or $22.7 million, during the three and nine months ended December 31, 2006, respectively, as compared to the prior year periods, primarily as a result of the conclusion of the amortization of certain acquired technologies and a reduction in the amortization of capitalized software development costs, partially offset by the amortization of acquired technology related to Identify Software.
We capitalize software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The following table summarizes the amounts capitalized and amortized during the three and nine months ended December 31, 2005 and 2006. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenues to realize the carrying value of the assets.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
	(In millions)		(In millions)
Software development and related purchased software costs capitalized	$(18.1)	$(15.2)	$(43.0)	$(42.7)
Total amortization	17.3	15.8	53.9	48.0

Net impact on operating expenses	$(0.8)	$0.6	$10.9	$5.3

Accelerated amortization included in total amortization above	$—	$—	$0.2	$0.7

Cost of Maintenance Revenues
Cost of maintenance revenues is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the three months ended December 31, 2005 and 2006, cost of maintenance revenues represented 11.1%, or $42.3 million, and 11.8% or $48.9 million, of total revenues, respectively, and 18.9% and 21.0% of maintenance revenues, respectively. For the nine months ended December 31, 2005 and 2006, cost of maintenance revenues represented 11.6%, or $126.2 million, and 12.2%, or $142.1 million, of total revenues, respectively, and 19.1% and 20.6% of maintenance revenues, respectively. Cost of maintenance revenues increased 15.6%, or $6.6 million, during the three months ended December 31, 2006, as compared to the three months ended December 31, 2005. Cost of maintenance revenues increased 12.6%, or $15.9 million, during the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005. The increases in cost of maintenance revenues were primarily due to an increase in resources dedicated to maintenance projects including product releases and customer support efforts and additional share-based compensation resulting from the implementation of SFAS 123(R).
Cost of Professional Services
Cost of professional services consists primarily of personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers, and the related infrastructure to support this business. For the three months ended December 31, 2005 and 2006, cost of professional services revenues represented 5.3%, or $20.1 million, and 6.1%, or $25.1 million, of total revenues, respectively, and 95.3% and 101.6% of professional services revenues, respectively. For the nine months ended December 31, 2005 and 2006, cost of professional services revenues represented 5.6%, or $61.5 million, and 6.1%, or $70.7 million, of total revenues, respectively, and 94.6% and 104.0% of professional services revenues, respectively. Cost of professional services revenues increased 24.9%, or $5.0 million, and 15.0%, or $9.2 million, during the three and nine months ended December 31, 2006, respectively, as compared to the prior year periods, primarily as a result of an increase in professional service enablement personnel due to customer demand for BSM services and an increase in third party consulting fees.
Research and Development
Research and development expenses consist primarily of personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs, telecommunications and personnel expenses necessary to maintain our data processing center. During the three months ended December 31, 2005 and 2006, research, development and support expenses represented 13.4%, or $50.8 million, and 11.2%, or $46.3 million, of total revenues, respectively, and represented 14.3%, or $155.6 million, and 12.3%, or $143.0 million, of total revenues for the nine months ended December 31, 2005 and 2006, respectively. Research, development and support expenses decreased 8.9%, or $4.5 million, and 8.1%, or $12.6 million, during the three and nine months ended December 31, 2006, respectively, as compared to the prior year periods, primarily due to an increase in resources dedicated to maintenance projects, partially offset by additional share-based compensation due to the implementation of SFAS 123(R).
Selling and Marketing
Our selling and marketing expenses consist primarily of personnel and related costs, sales commissions and costs associated with advertising, marketing campaigns, industry trade shows and sales seminars. For the three months ended December 31, 2005 and 2006, selling and marketing costs represented 33.2%, or $126.2 million, and 32.5%, or $134.3 million, of total revenues, respectively and represented 33.1%, or $361.4 million, and 32.6%, or $378.2 million, of total revenues for the nine months ended December 31, 2005 and 2006, respectively. Selling and marketing expenses increased 6.4%, or $8.1 million, during the three months ended December 31, 2006, as compared to the prior year period, primarily as a result of additional share-based compensation due to the implementation of SFAS 123(R) and an increase in marketing campaign expenditures. Selling and marketing expenses increased 4.6%, or $16.8 million, during the nine months ended December 31, 2006, as compared to the prior year period, primarily as a result of additional share-based compensation due to the implementation of SFAS 123(R) and increases in travel and marketing campaign expenditures.

General and Administrative
General and administrative expenses are comprised primarily of compensation and personnel costs within executive management, finance and accounting, IT, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services and consulting projects. General and administrative expenses represented 13.4%, or $51.0 million, and 11.7%, or $48.5 million, of total revenues during the three months ended December 31, 2005 and 2006, respectively, and represented 13.8%, or $151.0 million, and 12.8%, or $148.4 million, of total revenues during the nine months ended December 31, 2005 and 2006, respectively. General and administrative expenses decreased 4.9%, or $2.5 million, during the three months ended December 31, 2006, as compared to the three months ended December 31, 2005, primarily due to a decrease in employee separation charges and other personnel-related costs including travel and recruitment, partially offset by additional share-based compensation due to the implementation of SFAS 123(R). General and administrative expenses decreased 1.7%, or $2.6 million, during the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005, primarily due to lower professional consultant fees associated with our Sarbanes-Oxley section 404 compliance efforts and a decrease in employee separation charges and other personnel-related costs including travel and recruitment, partially offset by additional share-based compensation due to the implementation of SFAS 123(R).
Amortization of Intangibles
Under the purchase accounting method for acquisitions, portions of the purchase prices for our acquisitions were allocated to other intangible assets, including tradenames. Amortization of intangibles expenses represented 2.2%, or $8.2 million, and 1.7%, or $7.0 million, of total revenues during the three months ended December 31, 2005 and 2006, respectively, and represented 2.4%, or $26.3 million, and 1.7%, or $20.3 million, of total revenues during the nine months ended December 31, 2005 and 2006, respectively. Amortization of intangibles expenses decreased 14.6%, or $1.2 million, and 22.8%, or $6.0 million during the three and nine months ended December 31, 2006, respectively, as compared to the prior year periods. The period over period decreases were due to the conclusion of amortization of certain intangibles at the end of fiscal 2006, partially offset by amortization related to intangibles acquired in connection with the acquisition of Identify Software in May 2006.
Severance, exit costs and related charges
We have undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and simplification, standardization and automation of key business processes. As a result of these initiatives, we involuntarily terminated approximately 785 and 725 employees during the fiscal years ended March 31, 2004 and 2006, respectively, and identified for termination approximately 470 employees during the nine months ended December 31, 2006. These workforce reductions are across all functions and geographies and affected employees were, or will be, provided cash separation packages. The workforce reductions have reduced selling and research and development expenses in product areas that were not realizing our profitability and growth goals, as well as general and administrative expenses. Additionally, during these same periods we exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities.
Other Income, Net
Other income, net consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables and gains and losses on marketable securities and other investments. For the three months ended December 31, 2005 and 2006, other income, net, was $19.0 million and $22.9 million, respectively, and for the nine months ended December 31, 2005 and 2006 was $56.0 million and $69.8 million, respectively. Other income, net increased 20.5%, or $3.9 million, during the three months ended December 31, 2006, as compared to the three months ended December 31, 2005, primarily due to realized gains on investments and an increase in average investment yields, partially offset by a reduction in lease income resulting from sale of our headquarters campus. Other income, net increased 24.6%, or $13.8 million, during the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005, primarily due to realized gains on investments, an increase in average investment yields and the impact of certain derivative transactions not designated as hedges for accounting purposes, partially offset by a reduction in lease income resulting from the sale of our headquarters campus.

Income Taxes
Income tax expense was $22.8 million and $75.5 million for the three and nine months ended December 31, 2005, respectively, resulting in effective tax rates of 31.9% and 60.0%, respectively. Income tax expense was $32.9 million and $69.3 million for the three and nine months ended December 31, 2006, respectively, resulting in effective tax rates of 34.0% and 31.2%, respectively. Our effective tax rates and associated provision for income taxes for the three and nine months ended December 31, 2005 and 2006 were based on our estimates of consolidated earnings before taxes for fiscal 2006 and 2007, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, our policy of indefinitely re-investing earnings in certain low taxed jurisdictions, estimated tax credits, estimated tax incentives and an assessment regarding the realizability of our deferred tax assets. Included in income tax expense for the nine months ended December 31, 2005, was an accrued tax liability of $36.5 million related to our repatriation of $708.8 million of qualified earnings under the applicable provisions of the American Jobs Creation Act of 2004.
Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We will adopt the provisions of Interpretation 48 as of April 1, 2007, and are currently evaluating the impact the adoption of Interpretation 48 will have on our consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions including FAS 123(R), among other pronouncements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not determined whether the adoption of SFAS No. 157 will have a material effect on our consolidated financial position or results of operations.
Liquidity and Capital Resources
At December 31, 2006, we had $1,415.4 million in cash, cash equivalents and marketable security investments, approximately 35% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated approximately $123.5 million of cumulative earnings that we have determined will be invested indefinitely in our international operations. Were such earnings to be repatriated, we would incur a U.S. Federal income tax liability, which has not been accrued in our financial statements. While our marketable securities are primarily investment grade and highly liquid, a significant portion of our marketable securities is invested in securities with maturities beyond one year. While typically yielding greater returns, they also reduce reported working capital.
We believe that our existing cash and marketable securities investment balances and funds generated from operating and investing activities will be sufficient to meet our working and other capital requirements for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we might find it advantageous to utilize third-party financing sources based on factors such as our then available cash and its source (i.e., cash held in the United States of America versus international locations), the cost of financing and our internal cost of capital.
Our cash flows were as follows during the nine months ended December 31, 2005 and 2006:

	Nine Months Ended
	December 31,
	2005	2006
	(In millions)
Net cash provided by operating activities	$151.7	$196.0
Net cash used in investing activities	(154.5)	(380.4)
Net cash provided by (used in) financing activities	(197.5)	65.6
Effect of exchange rate changes on cash	0.6	4.5

Net decrease in cash and cash equivalents	$(199.7)	$(114.3)

Cash Flows From Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased $44.3 million during the nine months ended December 31, 2006 as compared to the prior year period. This increase was attributable to an increase in net earnings before non-cash expenses (largely depreciation, amortization and share-based compensation), primarily offset by the decrease in payables to third-party financing institutions for finance receivables and the net impact of other working capital components.

Cash Flows from Investing Activities
Net cash used in investing activities increased $225.9 million during the nine months ended December 31, 2006 as compared to the prior year period. This increase was attributable primarily to a $136.2 million increase in cash paid for acquisitions and other investments, net of cash acquired, resulting from our acquisition of Identify Software in the current period, and an $88.2 million period over period increase in cash used to purchase marketable securities, net of proceeds from sales and maturities.
Cash Flows from Financing Activities
Net cash provided by financing activities increased $263.1 million during the nine months ended December 31, 2006 as compared to the prior year period. This increase was attributable primarily to the receipt of $291.9 million in proceeds from the sale and leaseback of our headquarters campus and a $71.9 million period over period increase in proceeds primarily from employee stock option exercises, partially offset by a $119.0 million period over period increase in cash used for treasury stock repurchases.
Treasury Stock Purchases
Our Board of Directors has authorized a $2.0 billion stock repurchase program ($500.0 million authorized in April 2000, $500.0 million in July 2002 and $1.0 billion in November 2005). During the three and nine months ended December 31, 2006, we repurchased 3.8 million and 16.0 million shares for $125.0 million and $405.0 million, respectively. From the inception of the repurchase plan through December 31, 2006, we have purchased 81.1 million shares for $1,595.6 million. The repurchase program is funded solely with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Issuer Purchases of Equity Securities below for a monthly detail of treasury stock purchases for the quarter ending December 31, 2006.
Repurchases of our common stock will occur over time through open market purchases, through unsolicited or solicited privately negotiated transactions, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder.
Contractual Obligations
Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006. On June 15, 2006, we entered into a purchase and sale agreement, pursuant to which we sold our headquarters campus and three surrounding undeveloped land parcels located in Houston, Texas. In connection with the sale of the buildings, we entered into a 15 year lease agreement for the currently occupied space with the option to terminate the lease in nine years and options to renew for up to an additional 20 years at market rates. The lease agreement includes five scheduled rent increases, and is subject to annual consumer price index adjustments, over its term. Lease payments will impact earnings on a straight-line basis over the lease term. As of December 31, 2006, basic rent due under the lease agreement during the minimum lease term is as follows (in millions):

Less than 1 year	$2.4
1 - 3 years	19.3
3 - 5 years	19.6
More than 5 years	41.4

$82.7

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

ITEM 4. Controls and Procedures
Material Weakness Previously Disclosed
As discussed in Item 9A of our 2006 Annual Report on Form 10-K, as of March 31, 2006, we identified a material weakness in the design and operation of our internal controls over the accounting for income taxes. As also disclosed in our 2006 Annual Report, we are designing and implementing actions to remediate this material weakness. While we have made some progress in remediating the material weakness, we are continuing to address several of the issues underlying the material weakness, including both the process deficiencies and inadequate staffing of experienced, specialized tax accounting personnel. Furthermore, because many of the remedial actions we have undertaken are recent and because some of our remediation actions will be designed to improve our internal control over the calculation of our annual tax provision, management will not be able to conclude that the material weakness has been eliminated until, at the earliest, the completion of the fiscal 2007 year-end income tax provision.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2006, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weakness discussed above, which has not been remediated as of December 31, 2006, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls were not effective. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects our financial condition, results of operations and cash flows as of and for the periods presented.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments in our arbitration proceedings against NetIQ Corporation since our Annual Report on Form 10-K for fiscal 2006, dated June 14, 2006. A final hearing in the case is scheduled for April 2007.
We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A. Risk Factors
There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for fiscal 2006, dated June 14, 2006.

ITEM 2. Issuer Purchases of Equity Securities

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased	Share	Program(1)	Program(1)	the Program(1)
October 1-31, 2006	—	$—	—	$—	$529,425,190
November 1-30, 2006	1,323,700	$32.54	1,323,700	43,066,871	$486,358,319
December 1-31, 2006	2,521,818	$32.49	2,521,818	81,933,088	$404,425,231

Total	3,845,518	$32.51	3,845,518	$124,999,959	$404,425,231

(1)
Our Board of Directors has authorized a $2.0 billion stock repurchase program ($500.0 million authorized in April 2000, $500.0 million in July 2002 and $1.0 billion authorized in November 2005). As of December 31, 2006, there was approximately $404.4 million remaining in this stock repurchase program and the program does not have an expiration date.

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

BMC SOFTWARE, INC.
February 9, 2007	By:	/s/ Robert E. Beauchamp
Robert E. Beauchamp
President and Chief Executive Officer

February 9, 2007	By:	/s/ Stephen B. Solcher
Stephen B. Solcher
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX
31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchanges Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.