Form 10-K
period 2007-03-31
BMC SOFTWARE INC
filed 2007-05-30
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 001-16393

BMC Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2126120 (I.R.S. Employer Identification No.)

2101 CityWest Boulevard	77042-2827
Houston, Texas	(Zip code)
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
Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,547,345,000 as of September 29, 2006 based upon the closing sale price of the common stock on the New York Stock Exchange reported such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
As of May 24, 2007, there were outstanding 200,551,611 shares of common stock, par value $.01, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2007 Annual Stockholders Meeting, to be filed subsequently are incorporated by reference into Part III.

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

PART I
ITEM 1. Business
Overview
BMC Software is one of the world’s largest independent software vendors. Delivering Business Service Management, we provide software solutions that companies use to manage their information technology (IT) infrastructure from a business perspective. Our extensive portfolio of software solutions spans enterprise systems, applications, databases and service management. We were organized as a Texas corporation in 1980 and were reincorporated in Delaware in July 1988. Our principal corporate offices are located at 2101 CityWest Boulevard, Houston, Texas 77042-2827. Our main telephone number is (713) 918-8800, and our primary internet address is http://www.bmc.com.
We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings and all related amendments are available free of charge at http://www.bmc.com/investors. We post all of our SEC documents to our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our corporate governance guidelines and the charters of key Board of Directors committees are also available at www.bmc.com, as is our Professional Conduct Policy and Code of Ethics, as amended from time to time. Printed copies of each of these documents are available to stockholders upon request by contacting our investor relations department at (800) 841-2031 ext. 4525 or via email at investor@bmc.com.
Strategy
We provide software solutions that customers use to drive significant business value through better management of technology and IT processes. Our customers can reliably and cost-effectively align the technologies they use with the objectives of the customers they support. Essentially, our solutions help customers better serve their customers, whether internal or external.
We were the first major enterprise software provider to focus on Business Service Management (BSM), which today is considered to be the most effective approach for managing IT. The BSM approach to IT management resonates powerfully with customers, and we have been recognized for leadership in this area by industry analysts. We strive to deliver a comprehensive suite of solutions that will help our customers manage diverse infrastructure configurations and unify IT process silos. We pursue a constant posture of innovation so that we can help our customers stay ahead of their competition.
Helping customers align their IT infrastructure and operations with the needs of their business requires a robust structure that can be adopted universally and incrementally. To accomplish this, we focus on eight solution areas that are proven paths for BSM implementation. Focusing on these BSM solution areas, we work with customers, partners and systems integrators to solve critical IT and business alignment issues. Our BSM solution areas include Incident and Problem Management, Asset Management and Discovery, Identity Management, Service Impact and Event Management, Service Level Management, Capacity Management and Provisioning, Infrastructure and Application Management and Change and Configuration Management.
Underlying these solutions is a family of enabling technologies called BMC Atrium that provides a shared view of how IT supports business priorities. One of the key components of BMC Atrium is the BMC Atrium Configuration Management Database (CMDB). The BMC Atrium CMDB is an open-architected, intelligent data repository that provides greater alignment of disparate IT functions to common business priorities with accurate, pervasive, and business-aware visibility into the dependencies between business processes, users, and IT infrastructure. It ensures a consistent approach to maintaining IT processes, such as incident, problem, change, configuration, asset, and service impact management.
A critical element of our BSM strategy is to provide best practices for each of our key solution areas. To do this, we have increased investment in thought leadership and consultative services, including education, as part of a comprehensive solution delivery approach.

One of our key areas of focus is providing best practices consistent with the IT Infrastructure Library (ITIL). ITIL is the most widely adopted IT-related best practice framework and is now an ISO standard. We have broadly trained our customer-facing organizations on ITIL best practices and provide education and certification to customers and partners through our Business School. In response to customer needs, we are investing in, developing and marketing solutions that address the challenges of audit and regulatory compliance affecting the IT organization. The BSM solution areas support ITIL best practices and assist in addressing issues around compliance.
Solutions and Products
During the first quarter of fiscal 2007, we reorganized internally into two software business segments to improve our execution and customer focus and align our resources and product development efforts to meet the demands of the dynamic markets we serve. These segments are related to our software products and are now referred to as our Enterprise Service Management (ESM) and Mainframe Service Management (MSM) segments. In addition, our third segment is comprised of our Professional Services (PS) organization. Our management reviews the results of our software business by these segments. For financial information related to these product categories, see Note 13 to the accompanying Consolidated Financial Statements.
Our ESM segment consists of our non-mainframe solutions. Our core BSM products, including our Remedy service management products, identity management and transaction management products are included in this segment. Linking all of our BSM solutions is the BMC Atrium enabling technologies which leverages the CMDB repository. Our ESM segment products address the following broad categories of IT management issues:
•
Application Management – Our application management products proactively manage the availability and performance of business applications, improve data accuracy, and increase the productivity of an IT staff to ensure a consistent and optimal experience for application end users.

•
Database Management – Our database management products provide performance, administration and recovery across all major database platforms, including Oracle, DB2 UDB, Sybase, and MS-SQL Server. Our solutions allow database administrators to manage database assets in a centralized, automated and standard fashion, eliminating redundancies and inefficiencies and reducing the specialized skills required to manage different databases.

•
Infrastructure Management – Our infrastructure management products assist customers in managing, optimizing and automating distributed operating systems, servers, storage, networks, middleware and hardware in support of BSM. These products simplify network and systems management by monitoring and overseeing system performance and availability across the IT environment. Customers use these products to avoid IT infrastructure problems and resolve issues before they impact business availability.

•
Service Management – Our service management products, including our Remedy service management applications, ensure IT service levels and discover, understand, model, respond to, and track IT system problems and business services failures in support of BSM.

•
Security Management – Our security management products assist customers in securing their systems and corporate information, increasing operational efficiency and improving their ability to meet regulatory compliance requirements. Our security management products are designed to be adaptive to business changes, allowing customers to reduce risks associated with software vulnerabilities, unauthorized access, and identity theft while enforcing patch and identity policies.

•
Transaction Management – In May 2006, we completed our acquisition of Identify Software Ltd. (Identify Software), a leading global provider of application problem resolution software. The addition of Identify Software’s solutions has expanded our transaction management product offering by providing customers with deep application and problem resolution capabilities, enabling them to pinpoint the cause of transaction breakdowns. Identify Software’s solutions have demonstrated clear and consistent customer ROI and time-to-value savings by increasing application availability and significantly reducing the cost of problem resolutions.

Our MSM solutions are architected for companies that count on IT for competitive differentiation. These products optimize mainframe services within the context of the enterprise IT infrastructure, so our customers can consistently meet service objectives while lowering their cost of operations. Our innovative solutions use intelligent automation to assure the availability of these critical business services and are backed by unparalleled 24-hour global support. The three mainframe solution areas are:
•
Data Management — Our data management solutions provide best of breed solutions for IBM’s IMS and DB2 database systems, in the areas of administration, performance monitoring, tuning and recovery. We are the market share leader in these markets.

•
Infrastructure Management — Our MAINVIEW and AutoOPERATOR product lines provide monitoring and tuning solutions for IBM’s zOS operating systems and other mainframe subsystems. Through automation, these solutions provide customers with a consolidated view of data center mainframes centered on business transactions, which helps drive down the total cost of mainframe ownership.

•
Enterprise Scheduling and Output Management — With industry leading technology, our CONTROL-M and CONTROL-D product lines provide consistent linkage and synchronization of scheduling tasks across the entire data center as well as mainframe output control.

Our mainframe solutions also provide an intelligent, automated infrastructure management layer for the mainframe that is fully integrated with our BSM platform. Mainframe Discovery populates CMDB entities which are under management control of the MSM solution portfolio. The solution then includes a rich two way communication between the infrastructure management products and the overarching ITSM suite, delivering a completely connected mainframe support capability within the BSM solution.
Sales and Marketing
We market and sell our products in most major world markets directly through our sales force and indirectly through channel partners, including resellers, distributors and systems integrators. Our sales force includes an inside sales division which provides a channel for additional sales to existing customers and expanding our customer base.
International Operations
Approximately 48%, 47% and 48% of our total revenue in fiscal 2007, 2006 and 2005, respectively, was derived from business outside the United States. Revenue from our foreign subsidiaries is typically denominated in local currencies, as are operating expenses incurred in these locales. To date, we have not had any material foreign currency exchange gains or losses net of our hedging activity. For a discussion of our currency hedging program and the impact of currency fluctuations on international license revenue, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Domestic vs. International Revenue; Quantitative and Qualitative Disclosures about Market Risk and Note 3 to the accompanying Consolidated Financial Statements. For additional financial information regarding our domestic and international operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue and Note 13 to the accompanying Consolidated Financial Statements.
We are a global company conducting sales, sales support, product development and support, marketing and product distribution services from numerous international offices. In addition to our sales offices located in major economic centers around the world, we also conduct development activities in the United States, Israel, India, France and Belgium, as well as in small offices in other locations. Product manufacturing and distribution is based in Houston, Texas, with European manufacturing and distribution based in Dublin, Ireland. We plan to continue to look for opportunities to efficiently expand our operations in international locations that offer highly talented resources as a way to maximize our global competitiveness. For a discussion of various risks associated with our investments in global operations, see Risk Factors related to global operations.

Maintenance and Support Services
Revenue from maintenance and support services comprised 58%, 59% and 56% of BMC’s total revenue in fiscal 2007, 2006 and 2005, respectively. Maintenance and support enrollment generally entitles customers to technical support services (including telephone and internet support and problem resolution services) and the right to receive unspecified product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Maintenance and support service fees are an important source of recurring revenue, and we invest significant resources to provide maintenance and support services.
Professional Services
Our professional services group consists of a worldwide team of experienced software consultants who provide implementation, integration and education services related to our products. By easing the implementation of our products, these services help our customers accelerate the time to value. By improving the overall customer experience, these services also drive future software license transactions with customers. Professional services contributed approximately 6% of our total revenue in fiscal 2007, 2006 and 2005.
Product Pricing and Licensing
Our software solutions are licensed under multiple license types using a variety of business metrics. We have historically licensed our software primarily on a perpetual basis; however, we also provide customers the right to use our software for a defined period of time, which is referred to as a term contract. Under a term contract, the customer receives the license rights to use the software, combined with the related maintenance and support services, for the term of the contract. Some of our more common perpetual licensing models are as follows:
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

For a discussion of our revenue recognition policies and the impact of our licensing models on revenue, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition and Note 1 to the accompanying Consolidated Financial Statements.
We provide extended payment terms for our products and services for qualifying transactions. By providing such financing, we allow our customers to better manage their IT expenditures and cash flows. Our financing program is discussed in further detail below under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
Research and Development
We conduct research and development activities in various locations throughout the world. In fiscal 2007, 2006 and 2005, research and development expenses represented 13%, 14% and 15% of our total revenue, respectively. These costs relate primarily to personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. Our expenditures on research and development activities in the last three fiscal years are discussed below under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development.

Seasonality
We tend to experience a higher volume of transactions and associated revenue in the quarter ended December 31, which is our third fiscal quarter, and the quarter ended March 31, which is our fourth fiscal quarter, as a result of our customers’ spending patterns and our annual sales quota incentives. As a result of this seasonality for license transactions and timing of related payments, we tend to have greater operating cash flow in the subsequent fourth and first fiscal quarters.
Competition
The enterprise management software business is highly competitive. Both our ESM and MSM businesses compete against a number of competitors, including large vendors who compete with us at a strategic solution level and across multiple product lines as well as smaller, niche competitors who compete against individual products of ours. Our largest competitors are IBM, CA, Inc. (CA) and Hewlett-Packard (HP). Although we believe we are uniquely positioned to offer BSM solutions to customers, several of our major competitors have begun to market BSM-like solutions, and we anticipate continued competition in the BSM marketplace. We consider at least 100 firms to be directly competitive with one or more of our enterprise software solutions. Some of these companies have substantially larger operations than ours in the specific markets in which we compete. In addition, the software industry is experiencing continued consolidation. Nonetheless, because we provide enterprise management solutions across multiple platforms we believe we are better positioned to provide customers with comprehensive management solutions for their complex multi-vendor IT environments than integrated hardware and software companies like IBM and HP.
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
Customers
No single customer accounted for a material portion of our revenue during any of the past three fiscal years. Our software products are generally used in a broad range of industries, businesses and applications. Our customers include manufacturers, telecommunications companies, financial service providers, educational institutions, retailers, distributors, hospitals, service providers, government agencies and value-added resellers.
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
Employees
As of March 31, 2007, we had approximately 6,000 full-time employees. We expect that our continued success will depend in part on our ability to attract and retain highly skilled technical, sales, marketing and management personnel.

ITEM 1A. Risk Factors
We operate in a dynamic environment that involves numerous risks and uncertainties. The following section describes some of the risks that may adversely affect our business, financial condition or results of operations; these are not necessarily listed in terms of their importance or level of risk.
We may announce lower than expected revenue, license bookings or earnings, which could cause our stock price to decline.
Our ability to accurately and consistently predict revenue, license bookings and earnings within narrow ranges is weakened by two principle factors:
•	first, a highly significant proportion of our license transactions close during the final days of each quarter; this pattern is evident in all product lines and among all sales channels; and

•
second, even after contracts have been executed, extensive analysis is required before the timing of revenue recognition can be reliably determined; this delay reflects both the complexity of the revenue recognition rules applicable to software and the effect that the various license types and other terms and conditions can have when these rules are applied.

Numerous other factors, some listed below, also have potential to adversely affect our financial results:
•	the possibility that our customers may defer or limit purchases as a result of reduced information technology budgets or reduced data processing capacity demand;

•	our ability to adapt our solutions to customers’ needs in a market space defined by constant technological change;

•	potential losses on marketable securities, foreign exchange exposures or contracts, or other losses from financial instruments we may hold that are exposed to market losses;

•	higher than expected operating expenses;

•
an unexpected increase in weighted average shares outstanding due to much higher than expected exercises of stock options or a sudden and significant increase in our stock price causing our fully diluted weighted average shares outstanding to increase, either of which could cause reported earnings per share to decline;

•	changes in our pricing and distribution terms and/or those of our competitors; and
•	the possibility that our business will be adversely affected as a result of the threat of significant external events that increase global economic uncertainty.

Investors should not rely on the results of prior periods as an indication of our future performance. Our operating expense levels are based, in significant part, on our expectations of future revenue. If we have a shortfall in revenue in any given quarter, we will not be able to reduce our operating expenses for that quarter proportionally in response. Therefore, any significant shortfall in revenue will likely have an immediate adverse effect on our operating results for that quarter, and could cause our stock price to decline.
We may have difficulty achieving our cash flow from operations goals.
Our quarterly cash flow is and has been volatile. If our cash generated from operations in some future period is materially less than the market expects, our stock price could decline. Factors that could adversely affect our cash flow from operations in the future include: reduced net earnings; increased time required for the collection of accounts receivable; an increase in uncollectible accounts receivable; a significant shift from multi-year committed contracts to short-term contracts; a reduced ability to transfer finance receivables to third parties; an increase in contracts where expenses such as sales commissions are paid upfront but payments from customers are collected over time; reduced renewal rates for maintenance; an increase in cash taxes; outlays from legal actions, costs, fees or settlements; realized losses on foreign exchange; and reduced yields on marketable securities and cash and cash equivalents.
Maintenance revenue could decline.
Maintenance revenue has increased in each of the last three fiscal years as a result of acquisitions and the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees with new license and maintenance agreements and as existing customers install our products on additional processing capacity. Price competition on enterprise transactions can lead to increased discounting for higher levels of supplemental processing capacity; the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. In addition, customers are generally entitled to reduced annual maintenance percentages for entering into long-term maintenance contracts. These discounts, combined with an increase in long-term maintenance contracts with reduced maintenance percentages and our license bookings performance, have led to lower year-over-year growth rates for our maintenance revenue excluding acquisitions. Declines in our license bookings, increases in the proportion of long-term maintenance contracts and/or increased discounting would lead to declines in our maintenance revenue growth rates. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could lead to declines in our maintenance revenue. As maintenance revenue makes up a substantial portion of our total revenue, any decline in our maintenance revenue could have an adverse impact on our stock price.
Our restructuring efforts may strain our management, administrative, technical, operational and financial infrastructure.
We are focused on increasing our operating margins. To this end, we have undertaken restructurings over the past several years involving significant reductions in our workforce, relocation of job functions to overseas locations and changes to our organizational structure. We will continue to make organizational changes aimed at improving our operating margins and driving operating efficiencies. Some of these changes may result in future workforce reductions or rebalancing actions. These efforts place a strain on our management, administrative, technical, operational and financial infrastructure. Our ability to manage our complex, global operations while reducing operating costs requires us to continue to improve our product development, our operational, financial and management controls and our reporting systems and procedures. There can be no guarantees that we will be successful in achieving our profitability targets in any future quarterly or annual period.

The software industry includes large, powerful multi-line and small, agile single-line competitors.
Some of our largest competitors, including IBM, CA and HP have significant scale advantages. With scale comes a large installed base of customers in particular market niches, as well as the ability to develop and market software competitive with ours. Some of these competitors can also bundle hardware, software, and services together, which is a disadvantage for us since we do not provide hardware and have fewer services offerings. Competitive products are also offered by numerous independent software companies that specialize in specific aspects of the highly fragmented software industry. Some, like Microsoft Corporation (Microsoft), Oracle Corporation (Oracle), and SAP Aktiengesellschaft (SAP) are the leading developers and vendors in their specialized markets. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with some individual products offered by us. As the software industry consolidates generally, it is possible that storage and security vendors such as EMC Corporation and Symantec Corporation will enter the systems management market. Additionally, many customers historically have developed their own products that compete with those offered by us. Competition from any of these sources can result in price reductions or displacement of our products, which could have a material adverse effect on our business, financial condition, operating results, and cash flows.
Industry consolidation could affect prices or demand for our products.
The IT industry and the market for our systems management products are very competitive due to a variety of factors. As the enterprise systems software market matures, it is consolidating. This trend could create opportunities for larger companies, such as IBM, Microsoft and Oracle, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. In doing so, these competitors may be able to reduce prices on software that competes with our solutions, subsidizing such price decreases with high-margin sales they produce elsewhere in their operations. We expect this trend towards consolidation to continue as companies attempt to maintain or extend their market and competitive positions in the rapidly changing software industry and as companies are acquired or are unable to continue operations. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results due to lengthening of the customer evaluation process, increased pricing pressure and/or loss of business to these larger competitors, which may materially and adversely affect our business, financial condition, operating results and cash flows.
Our products must remain compatible with ever-changing operating and database environments.
IBM, HP, Microsoft and Oracle are by far the largest suppliers of systems and database software and, in some cases, are the manufacturers of the computer hardware systems used by most of our customers. Historically, operating and database system developers have modified or introduced new operating systems, database systems, systems software and computer hardware. Such new products could incorporate features which perform functions currently performed by our products or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. We have generally been able to adapt our products and our business to changes introduced by hardware manufacturers and operating and database system software developers. However, there can be no assurance that we will be able to do so in the future. Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition, operating results and cash flows.
Future product development is dependent upon access to third-party source code.
In the past, licensees using proprietary operating systems were furnished with “source code,” which makes the operating system generally understandable to programmers, and “object code,” which directly controls the hardware, and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors such as us have been able to develop and market compatible software. IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition, operating results and cash flows.

Future product development is dependent upon early access to third-party operating and database systems.
Operating and database system software developers have in the past provided us with early access to pre-generally available versions of their software to have input into the functionality and to ensure that we can adapt our software to exploit new functionality in these systems. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Although we do not expect that such restrictions will have this adverse effect, there can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition, operating results and cash flows.
Future product development is dependent upon access to and reliability of third-party software products.
Certain of our software products contain components developed and maintained by third-party software vendors. We expect that we may have to incorporate software from third-party vendors in our future products. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated, or if our relationship with the third-party vendor terminates. Although we expect there are adequate alternate sources for the technology licensed to us, any significant interruption in the availability of these third-party software products on commercially acceptable terms or defects in these products could delay development of future products or enhancement of future products and negatively impact our revenue.
Future product development is dependent on adequate research and development resources.
In order to remain competitive, we must continue to develop new products and enhancements to our existing products. This is particularly true as we build-out our vision of BSM. Maintaining adequate research and development resources, such as the appropriate talent and development technology, to meet the demands of the market is essential. Failure to do so could present an advantage to our competitors. Further, if we are unable to develop products internally due to certain constraints, such as high employee turnover, lack of management ability, or a lack of other development resources it may force us to expand into a certain market or strategy via an acquisition for which we could potentially pay too much or unsuccessfully integrate into our operations.
Growing market acceptance of “open source” software could cause a decline in our revenue and operating margins.
Growing market acceptance of open source software has presented both benefits and challenges to the commercial software industry in recent years. “Open source” software is made widely available by its authors and is licensed “as is” for a nominal fee or, in some cases, at no charge. We have incorporated some open source software into our products, allowing us to enhance certain solutions without incurring substantial additional research and development costs. Thus far, we have encountered no unanticipated material problems arising from our use of open source software. As the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products, which could have a material adverse impact on our revenue and operating margins.
Discovery of errors in our software could adversely affect our earnings.
The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be harmed. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers’ expectations. With our BSM strategy, these risks increase because we are combining already complex products to create solutions that are even more complicated than the aggregation of their product components. Significant technical challenges could also arise with our products because our customers purchase and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. These combinations increase our risk further because in the event of a system-wide failure, it may be difficult to determine which product is at fault; thus, we may be harmed by the failure of another supplier’s products. As a result of the foregoing, we could experience:
•	loss of or delay in revenue and loss of market share;

•	loss of customers;

•	damage to our reputation;

•	failure to achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by customers against us which could, whether or not successful, increase costs and distract our management; and

•	increased insurance costs.
Failure to maintain our existing distribution channels and develop additional channels in the future could adversely affect our revenue.
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
Our customers may not accept our product or sales strategies.
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
We review and modify our compensation plans for the sales organization periodically. As in most years, we have made changes for fiscal 2008. These plans are intended to align with our business objectives of providing customer flexibility and satisfaction. The compensation plans may encourage unanticipated or unintended behavior which could adversely affect our business, financial condition, operating results and cash flows. Changes to our sales compensation plan could also make it difficult for us to attract and retain top sales talent.
Risks related to business combinations.
As part of our overall strategy, we have acquired or invested in, and likely will continue to acquire or invest in, complementary companies, products, and technologies. Risks commonly encountered in such transactions include: the difficulty of assimilating the personnel and operations of the combined companies, including back-office functions and systems, such as accounting, human resources and others, into our own back-office functions and systems; the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies; the potential disruption of our ongoing business, including potential distraction of management from other objectives, opportunities and risks; the inability to retain key technical, sales and managerial personnel; the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses; the potential that our policies, procedures and controls are not applied to the acquired entity in a timely manner following the acquisition; degradation of relationships with the acquired entity’s customers, partners or vendors, creating challenges for us to meet the objectives of the acquisition; failure of our pre-acquisition due diligence to identify material issues, such as problems with software code, architecture or functionality, employment or management issues, errors or irregularities in the financial reporting of the target, legal contingencies or other issues we do not discover during our due diligence; the risk that revenue from acquired companies, products and technologies do not meet our expectations; decreases in reported earnings as a result of charges for in-process research and development and amortization of acquired intangible assets; and the risk that our chosen strategy leading to the acquisition was not the appropriate strategy, or that acquiring the technology via the acquisition would have been better carried-out via internal product development.
For us to maximize the return on our investments in acquired companies, the products of these entities must be integrated with our existing products and strategies. These integrations can be difficult and unpredictable, especially given the complexity of software and that acquired technology is typically developed independently and designed with no regard to integration. The difficulties are compounded when the products involved are well-established because compatibility with the existing base of installed products must be preserved. Successful integration also requires coordination of different development and engineering teams. This too can be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. There can be no assurance that we will be successful in our product integration efforts or that we will realize the expected benefits.
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
We carry out our business operations through entities in the United States and multiple foreign jurisdictions. As such, we are required to file corporate income tax returns that are subject to United States, state and foreign tax laws. The United States, state and foreign tax liabilities are determined, in part, by the amount of operating profit generated in these different taxing jurisdictions. Our effective tax rate and earnings could be adversely affected by changes in the mix of operating profits generated in countries with higher statutory tax rates as well as by the positioning of our cash balances globally. Our effective tax is also impacted by our representation under Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes – Special Areas” (APB 23)

that a portion of our foreign earnings are indefinitely reinvested. If we were no longer able to effectively make the APB 23 representation, our effective tax rate would be adversely impacted. We are also required to evaluate the realizability of our deferred tax assets. This evaluation requires that our management assess the positive and negative evidence regarding sources of future taxable income. If management’s assessment regarding the realizability of our deferred tax assets changes or we are presented with additional negative evidence regarding future sources of taxable income, we will be required to increase our valuation allowance, which will negatively impact our effective tax rate and earnings. We are also subject to routine corporate income tax audits in multiple jurisdictions. Our provision for income taxes includes amounts intended to satisfy income tax assessments that may result from the examination of our corporate tax returns that have been filed in these jurisdictions. The amounts ultimately paid upon resolution of these examinations could be materially different from the amounts included in the provision for income taxes and result in additional tax expense.
Enforcement of our intellectual property rights.
We rely on a combination of copyrights, patents, trademarks, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain and use technology or other information that we regard as proprietary. There can also be no assurance that our intellectual property rights would survive a legal challenge to their validity or provide significant protection for us, and any such legal actions could become costly. In addition, the laws or practices of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our proprietary technology against unauthorized third party copying or use, which could adversely affect our competitive position and revenue.
Possibility of infringement claims.
From time to time, we receive notices from third parties claiming infringement by our products of patent and other intellectual property rights. We expect that software products will increasingly be subject to such claims as the number of products and competitors in our industry segments grows and the functionality of products overlaps. In addition, we may receive more patent infringement claims as companies increasingly seek to patent their software and business methods and enforce such patents, especially given the increase in software and business method patents issued during the past several years. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require us to enter into royalty and licensing agreements, which may not be offered or available on terms acceptable to us. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, financial condition, operating results and cash flows could be materially adversely affected.
Risks related to global operations.
We are a global company conducting our business around the world. As a result, we face risks from operating as a global concern, including, among others:
•	difficulties in staffing and managing international operations;

•	possible non-compliance with our professional conduct policy and code of ethics due to inconsistent interpretations and/or application of corporate standards;

•	longer payment cycles;

•	increased financial accounting and reporting burdens and complexities;

•	adverse tax consequences;

•	changes in currency exchange rates;

•	potential impact from volatile or sluggish local economies;

•	loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	the need to localize our products;

•	lack of appropriate local infrastructure to carry out operations;

•	political unrest or terrorism, particularly in areas in which we have facilities;

•	compliance with a wide variety of complex laws and treaties, including unexpected changes in (or new) legislative or regulatory requirements;

•	licenses, tariffs and other trade barriers; and

•	natural disaster or disease.
The absence of adequate response plans to recover from any risks mentioned above in any countries we operate in could hinder our ability to support customers and maintain normal business operations for a significant length of time such that our competitive position could be significantly impacted. Furthermore, our financial condition could be adversely impacted if our costs to recover escalate due to such recovery occurring over a protracted period.
We maintain a significant presence in India, Israel and other emerging market countries, conducting substantial software development and support, marketing operations, IT operations and certain financial operations. Accordingly, we are directly affected by economic, political, physical and electrical infrastructure and military conditions in these countries. Any major hostilities or the interruption or curtailment of trade between these countries and their present trading partners could materially adversely affect our business, financial condition, operating results and cash flows. We maintain contingency and business continuity plans for all significant locations, and to date, various regional conflicts or other local economic or political issues have not caused any major adverse impact on our operations in these countries. Should we be unable to conduct operations in these regions in the future, we expect that our business could be adversely affected. Furthermore, as the software and technology labor market in these countries has developed at a rapid pace, with many multi-national companies competing for talent, there is a risk that wage and attrition rates will rise faster than we have anticipated, which could lead to operational issues.
Generally, our foreign sales are denominated in our foreign subsidiaries’ local currencies. If these currency exchange rates change unexpectedly, we could have significant gains or losses. The foreign currencies to which we currently have the most significant exposure are the euro and the Israeli shekel. Additionally, fluctuations of the exchange rate of foreign currencies against the United States dollar can affect our revenue within those markets, all of which may adversely impact our business, financial condition, operating results, and cash flows. Currently, we use derivative financial instruments to hedge our exposure to fluctuations in currency exchange rates. Such hedging requires us to estimate when transactions will occur and cash will be collected, and we may not be successful in making these estimates. If these estimates are inaccurate or we do not fully hedge our exposures for any reason, particularly during periods of currency volatility, it could have a materially adverse effect on our business, financial condition, operating results and cash flows.

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
Expensing of share-based compensation has reduced our reported earnings and could adversely affect our ability to attract and retain key personnel.
We have historically used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. Under new FASB rules adopted at the beginning of this fiscal year, we began recording charges to earnings for such equity compensation, which negatively impacted earnings. We historically had accounted for our stock option grants using the intrinsic value method under the provisions of APB Opinion No. 25, where we generally recognized no compensation cost because the exercise price of options granted was generally equal to the market value of our common stock on the date of grant. In addition, the New York Stock Exchange rule requiring stockholder approval for all stock option plans could make it more difficult for us to adopt plans to grant options to employees in the future. Like other companies, we have reviewed our equity compensation strategy in light of the current regulatory and competitive environment and have decided to reduce the number of employees who receive share-based compensation. As a result, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, and such difficulty could materially adversely affect our business.
We plan to modify or upgrade our enterprise resource planning and other key software applications, which could cause unexpected problems to occur and could cause disruption to the management of our business.
We plan to modify or upgrade our enterprise resource planning (ERP) system used for our worldwide operations, as well as other key software applications used in our global operations. Our ERP system is integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Enhancements may eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. We may encounter unexpected difficulties, costs or other challenges with any such modifications, enhancements or upgrades, any of which may disrupt our business or cause delays in the reporting of our financial results. Corrections and improvements may be required as we enhance, modify or upgrade our systems, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. If we fail to manage these changes effectively, it could adversely affect our ability to manage our business and our operating results.
We have identified a material weakness in accounting for income taxes in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on our business.
Management, through documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, has concluded that our internal control over financial reporting had a material weakness in accounting for income taxes as of March 31, 2007. In response to this material weakness in our internal control over financial reporting, we are implementing, and may be required to further implement, additional controls and procedures. Furthermore, we intend to continue improving our internal control over financial reporting, and the implementation and testing of these continued improvements could result in increased cost and could divert management attention away from operating our business.
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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
As of March 31, 2007, our headquarters and principal marketing and product development operations are located in Houston, Texas, where we lease approximately 620,900 square feet of office space. We also maintain development and sales organizations in various locations around the world where we lease the necessary facilities. A summary of our principal leased properties currently in use is as follows:

Location	Area (sq. ft)	Lease Expiration
Houston, Texas	620,912	June 15, 2021
Austin, Texas	192,258	December 31, 2013
Tel Aviv, Israel	166,513	August 1, 2012
Sunnyvale, California	120,000	April 30, 2009
Pune, India	116,930	September 30, 2014
Pleasanton, California	77,866	October 31, 2013
Suresnes, France	52,305	October 31, 2008
Amsterdam, The Netherlands	51,968	June 30, 2010
Waltham, Massachusetts	50,572	August 31, 2009
Egham, United Kingdom	47,235	March 24, 2019
ITEM 3. Legal Proceedings
On March 23, 2007, we settled all previously outstanding claims with NetIQ. This settlement did not have a material effect on our financial position or results of operations.
On July 15, 2004, we acquired Marimba, Inc., and Marimba is now a wholly-owned subsidiary of BMC. On May 3, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants Marimba, certain of Marimba’s officers and directors, and certain underwriters of Marimba’s initial public offering. An amended complaint was filed on April 19, 2002. Marimba and certain of its officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices in connection with Marimba’s initial public offering. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including Marimba. On June 30, 2003, the Marimba Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of Marimba and of the individual officer and director defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from Marimba’s insurers regarding recovery from the underwriter defendants and other non-monetary consideration. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Marimba case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including Marimba, informed the District Court that this settlement cannot be approved, because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during our fourth fiscal quarter.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol BMC. On May 24, 2007, there were 1,255 holders of record of our common stock.
The following table sets forth the high and low intra-day sales prices per share of common stock for the periods indicated:

	Price Range of
	Common Stock
	High	Low
FISCAL 2007
Fourth Quarter	$36.92	$29.15
Third Quarter	$33.67	$26.33
Second Quarter	$27.99	$22.22
First Quarter	$24.08	$19.90

FISCAL 2006
Fourth Quarter	$23.85	$20.51
Third Quarter	$21.32	$18.50
Second Quarter	$21.68	$17.80
First Quarter	$18.48	$14.51
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

The graph below shows the relative investment performance of our common stock, the S&P 500 index and the S&P Systems Software Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock of the indexes. The following graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.
COMPARISION OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BMC Software Inc. The S&P 500 Index
And The S&P Systems Software Index

*	$100 invested on 3/31/02 in stock or index-including reinvestment of dividends.
ISSUER PURCHASES OF EQUITY SECURITIES

					Approximate Dollar
			Total Number of Shares	Total Dollar Value	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	of Shares Purchased	may yet be
	Shares	Paid per	Publicly Announced	as Part of a Publicly	Purchased Under
Period	Purchased(1)	Share	Program(2)	Announced Program(2)	the Program(2)
January 1-31, 2007	424,400	$34.51	424,400	$14,647,539	$389,777,692
February 1-28, 2007	1,379,022	$32.60	1,378,900	44,949,300	$344,828,392
March 1-31, 2007	2,924,018	$30.90	2,923,782	90,358,686	$254,469,706

Quarterly Total	4,727,440	$31.72	4,727,082	$149,955,525	$254,469,706

Fiscal 2007 Total	20,745,563	$26.77	20,731,284	$554,956,682	$254,469,706

(1)	Includes repurchases made pursuant to the publicly announced plan in (2) below and repurchases in satisfaction of tax obligations upon the lapse of restrictions on employee restricted stock grants.

(2)
Our Board of Directors has authorized a $2.0 billion stock repurchase program ($500.0 million authorized in April 2000, $500.0 million in July 2002 and $1.0 billion authorized in November 2005). As of March 31, 2007, there was approximately $254.5 million remaining in this stock repurchase program and the program does not have an expiration date.

Information regarding our equity compensation plans as of March 31, 2007 is incorporated by reference into Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6. Selected Financial Data
The following selected consolidated financial data presented under the captions Statement of Operations Data and Balance Sheet Data for, and as of the end of, each of the years in the five-year period ended March 31, 2007, are derived from the Consolidated Financial Statements of BMC Software, Inc. The following business combinations during the five-year period ended March 31, 2007 were accounted for under the purchase method, and accordingly, the financial results of these acquired businesses have been included in our financial results below from the indicated acquisition dates: Identify Software Ltd. in May 2006, OpenNetwork Technologies (OpenNetwork) in March 2005, Calendra, SA (Calendra) in January 2005, Corosoft Technologies in December 2004, Viadyne Corporation (Viadyne) in July 2004, Marimba, Inc. (Marimba) in July 2004, Magic Solutions in February 2004, and IT Masters International S.A. in March 2003.
We have undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and simplification, standardization and automation of key business processes. These restructuring and process improvement initiatives included the involuntary termination of employees, the exiting of leases in certain locations, reducing the square footage required to operate certain locations and relocating some operations to lower cost facilities. The operating results for fiscal 2007, 2006, and 2004 below include charges for severance, exit costs and related charges of $44.6 million, $41.0 million and $124.5 million, respectively, primarily for employee severance and related costs and exited leases. In fiscal 2007, we incurred $41.6 million of share-based compensation expenses. In fiscal 2006, we incurred $35.5 million of income tax expense related to the repatriation of foreign earnings. In fiscal 2005, we recorded a settlement of litigation with Nastel Technologies, Inc. for $11.3 million.
The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements as of March 31, 2007 and 2006, and for each of the three years in the period ended March 31, 2007, the accompanying notes and the report of the independent registered public accounting firm thereon, which are included elsewhere in this Form 10-K.

	Years Ended March 31,
	2007	2006	2005	2004	2003
	(In millions, except per share data)
Statement of Operations Data:
Total revenue	$1,580.4	$1,498.4	$1,463.0	$1,418.7	$1,326.7
Operating income (loss)	207.3	128.5	23.2	(98.9)	21.2
Net earnings (loss)	$215.9	$102.0	$75.3	$(26.8)	$48.0

Basic earnings (loss) per share	$1.06	$0.47	$0.34	$(0.12)	$0.20

Diluted earnings (loss) per share	$1.03	$0.47	$0.34	$(0.12)	$0.20

Shares used in computing basic earnings (loss) per share	204.2	216.0	222.0	226.7	236.9

Shares used in computing diluted earnings (loss) per share	210.2	218.9	224.0	226.7	237.9

	As of March 31,
	2007	2006	2005	2004	2003
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$883.5	$905.9	$820.1	$612.3	$500.1
Marketable securities	623.6	437.8	463.0	600.7	515.2
Working capital	556.6	304.0	360.9	445.1	260.9
Total assets	3,260.0	3,210.9	3,342.4	3,067.1	2,888.4
Deferred revenue	1,729.0	1,628.3	1,642.9	1,413.4	1,172.2
Long-term obligations	7.6	14.7	13.6	9.9	—
Stockholders’ equity	1,049.1	1,098.8	1,261.8	1,215.2	1,383.4
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report.

Overview
During fiscal 2007, we continued to significantly improve our performance as we focused on enhancing our leadership in Business Service Management (BSM), strengthening our mainframe business, and increasing operating efficiency. Toward these ends, we resegmented our software operations into two software business segments — Enterprise Service Management (ESM) and Mainframe Service Management (MSM). We believe this resegmentation will enable us to optimize how we build value and provide greater clarity, accountability and focus for our business operations. While there are key technology and sales synergies which span both software business segments, the new structure enables us to more effectively manage to the different dynamics that drive the market in each segment. Our third business segment, Professional Services, also continues to be an integral part of our strategy.
Underlying our solid performance in fiscal 2007 is our success in capturing the growing demand for our BSM solutions. This demand is being driven by key industry trends. First, information technology (IT) budgets, which consist of hardware, software, network and IT labor costs, are under constant scrutiny. IT labor costs, which are a large component of IT spending, are an area of particular focus. Companies are increasingly realizing that our BSM solutions enable them to increase productivity and efficiency and save money by automating their IT processes and improve how IT shapes, responds and reacts to business decisions and challenges.
To capture opportunities in the market, we continue to enhance our technology leadership in BSM. We have developed the only second-generation, completely federated configuration management database — or CMDB. It is an essential first step for implementing BSM. The BMC Atrium CMDB is the only all-in-one integrated, federated solution. We also continue to introduce new offerings that broaden and deepen our BSM solutions portfolio, and to expand the alliances and partnerships we have with systems integrators and other vendors.
Our MSM business also contributed to our improved performance during fiscal 2007. While the underlying market for mainframes is mature, mainframes remain important to our larger enterprise customers because of their stability, reliability and improvements to total cost of ownership. Our focus is on enhancing our MSM portfolio and integrating it into our BSM strategy and architecture in order to increase our market share, stabilize revenue, and improve earnings.
During fiscal 2007, as part of our on-going focus to improve our operating efficiencies, we took further action to simplify, standardize and automate our key business processes. In connection with these actions, we recorded a $44.6 million charge that related principally to workforce reductions. We believe there will be additional opportunities to realize operating efficiencies in future periods.
During fiscal 2007, we continued to experience an increase in the number and magnitude of license transactions that require ratable recognition of license revenue over the term of the agreement, due to an increase in time-based license agreements and an increase in customer transactions containing other terms and conditions that preclude upfront license revenue recognition. In addition to executing time-based license agreements, the primary reasons for license revenue deferrals include but are not limited to customer arrangements that include products for which the maintenance pricing is based on both discounted and undiscounted license list prices, customer arrangements that include unlimited licensing rights, customer arrangements that contain rights to future unspecified software products as part of the maintenance offering and other contractual terms and conditions that require ratable revenue recognition over the term of the arrangements. We anticipate our transactions will continue to include such contract terms that result in deferral of the related license revenue as we expand our offerings to meet customers’ product, pricing and licensing needs. Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenue to be recognized each quarter becomes more predictable as a larger percentage of that revenue comes from the deferred license revenue balance.

We continued our commitment to enhance shareholder value by significantly increasing the cash returned to shareholders through our stock repurchase program. During fiscal 2007, we repurchased approximately 20.7 million shares for a total value of $555.0 million.
It is important for our investors to understand that a significant portion of our operating expenses is fixed in the short-term and that we plan a portion of our expense run-rate based on our expectations of future revenue. In addition, a significant amount of our license transactions are completed during the final weeks and days of each quarter and, therefore, we generally do not know whether revenue has met our expectations until after the end of the quarter. If a shortfall in revenue were to occur in any given quarter, there would be an immediate, and possibly significant, impact to our overall earnings and, most likely, our stock price.
Industry Conditions
In recent years, growth in the global IT market has recovered to a rate roughly twice that of the overall economy. Software spending continues to grow faster than the overall IT market, with the highest growth projected to occur in emerging markets such as Latin America, Asia Pacific and eastern Europe. Within the software market, the markets for our MSM products are forecast to show slight growth, while the ESM markets should continue to grow faster than the overall software market. However, IT organizations continue to be pressured by their business counterparts to lower overall operational costs while increasing support for regulatory compliance, strategic objectives and other projects focused on delivering increased value to the business. The demands placed on customers’ IT organizations have resulted in increased pricing pressures on technology vendors. We believe that BSM helps IT organizations succeed in today’s business environment and differentiates us from our competitors. We recognize that the systems management software market place remains highly competitive in both of our software business segments, ESM and MSM.
In the ESM segment, we compete with a variety of software vendors, including large vendors such as IBM, HP and CA, as well as a number of smaller software vendors. We compete for new customers and, from time to time, must compete to maintain our relationships with our current customers.
In the MSM segment, we compete primarily with IBM and CA. The mainframe management software market is more mature and we must compete to maintain our relationships with our current customers while competing to displace our competitors’ products and win new customers. This competition can lead to pricing pressure and can affect our margins.
Critical Accounting Policies
The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, acquired technology, in-process research and development, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the related disclosures below.
Revenue Recognition
Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor-specific objective evidence (VSOE) of the fair value of undelivered elements exists. As substantially all of our software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We have established VSOE of the fair value of maintenance through independent maintenance renewals, which demonstrate a consistent relationship of pricing maintenance as a percentage of the discounted or undiscounted license list price. VSOE of the fair value of professional services is established based on daily rates when sold on a stand-alone basis.

We are unable to establish VSOE of fair value for all undelivered elements in arrangements that include software products for which maintenance pricing is based on both discounted and undiscounted license list prices, certain arrangements that include unlimited licensing rights and certain arrangements that contain rights to future unspecified software products as part of the maintenance offering. If VSOE of fair value of one or more undelivered elements does not exist, license revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value can be established, or if the deferral is due to the factors described above, license revenue is recognized ratably over the maintenance term in the arrangement.
In our time-based license agreements, we are unable to establish VSOE of fair value for undelivered maintenance elements because the contractual maintenance terms in these arrangements are the same duration as the license terms, and VSOE of fair value of maintenance cannot be established. Accordingly, license fees in time-based license arrangements are recognized ratably over the term of the arrangement.
Maintenance revenue is recognized ratably over the term of the maintenance arrangements, which primarily range from one to three years.
Professional services revenue, which principally relates to implementation, integration and training services associated with our products, is derived under both time-and-material and fixed fee arrangements and in most instances is recognized on a proportional performance basis. If no discernable customer deliverable exists until the completion of the professional services, we apply the completed performance method and defer the recognition of professional services revenue until completion of the services. Services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification, or customization of our software products and are not otherwise considered to be essential to the functionality of such products. In arrangements where the professional services do not qualify for separate accounting from the license elements, the combined software license and professional services revenue are recognized based on contract accounting using either the percentage-of-completion or completed-contract method.
We also execute arrangements through resellers, distributors and systems integrators (collectively, channel partners) in which the channel partners act as the principals in the transactions with the end users of our products and services. In license arrangements with channel partners, title and risk of loss pass to the channel partners upon execution of our arrangements with them and the delivery of our products to the channel partner. We recognize revenue from transactions with channel partners on a net basis (the amount actually received by us from the channel partners) when all other revenue recognition criteria are satisfied. We do not offer right of return, product rotation or price protection to any of our channel partners.
Revenue from license and maintenance transactions that are financed are generally recognized in the same manner as those requiring current payment, as we have a history of offering installment contracts to customers and successfully enforcing original payment terms without making concessions. In arrangements where the fees are not considered to be fixed or determinable, we recognize revenue when payments become due under the arrangement. If we determine that a transaction is not probable of collection or a risk of concession exists, we do not recognize revenue in excess of the amount of cash received.
Capitalized Software Development Costs
Costs of internally developed software are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized until the product’s general release to customers in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (SFAS No. 86). Capitalized software development costs are then amortized over the product’s estimated economic life beginning at the date of general availability of the product to our customers. We evaluate our capitalized software development costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified. Determining net realizable value, as defined by SFAS No. 86, requires that we make estimates and use judgment in quantifying the appropriate amount to write off, if any. Actual amounts realized from the software products could differ from our estimates. Also, any future changes to our product portfolio could result in significant increases to our cost of license revenue as a result of the write-off of capitalized software development costs.

Acquired Technology, In-Process Research and Development, Goodwill and Intangible Assets
When we acquire a business, a portion of the purchase price is typically allocated to acquired technology, in-process research and development and identifiable intangible assets, such as customer relationships. The excess of our cost over the fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. The amounts allocated to acquired technology, in-process research and development and intangible assets represent our estimates of their fair values at the acquisition date. The fair values are estimated using the expected present value of future cash flows method of applying the income approach, which requires us to project the related future revenue and expenses and apply an appropriate discount rate. Once the acquired assets are recorded, we amortize the acquired technology and intangible assets with finite lives over their estimated lives. All goodwill is tested for impairment annually or when events or changes in circumstances indicate that the fair value has been reduced below carrying value. When conducting impairment assessments, we are required to estimate future cash flows. The estimates used in valuing all intangible assets, including in-process research and development, are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results used to determine fair value and to estimate useful lives. Incorrect estimates of fair value and/or useful lives could result in future impairment charges and those charges could be material to our consolidated results of operations.
Valuation of Investments
Our investments primarily consist of marketable debt and equity securities. We account for our marketable investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. We regularly analyze our portfolio of marketable securities for impairment. This analysis requires significant judgment. The primary factors considered when determining if an impairment charge must be recorded because a decline in the fair value of a marketable security is other than temporary include whether: (i) the fair value of the investment is significantly below our cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that we will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We have investment policies which are designed to ensure that our assets are invested in capital-preserving securities. However, from time to time, issuer-specific and market-specific events could warrant an impairment write down. As the vast majority of our marketable securities are investment-grade debt securities, we anticipate that any future impairment charges related to these investments will not have a material adverse effect on our consolidated financial position or results of operations. Marketable securities with a fair value below our cost as of March 31, 2007 is discussed in greater detail in Note 3 to the accompanying Consolidated Financial Statements.
Accounting for Income Taxes
We account for the effect of income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under SFAS No. 109, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year’s results and for deferred tax assets and liabilities related to the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We are required to make significant assumptions, judgments and estimates to determine (i) our income tax expense or benefit, (ii) our deferred tax assets and liabilities and (iii) whether a valuation allowance should be recorded against our deferred tax assets. Our judgments, assumptions and estimates take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by domestic (including state) and foreign authorities. These factors significantly impact the amounts we record related to income taxes. Our assumptions, judgments and estimates related to the realizability of our deferred tax assets take into account positive and negative evidence about possible sources of taxable income available under the tax laws to realize the tax benefit, including projections of the amount and category of future taxable income and the amounts that may be realized utilizing prudent and feasible tax-planning strategies. Actual operating results and the underlying amount and category of taxable income in future years could differ from our estimates and the related impact on our income tax expense or benefit could materially affect our consolidated results of operations.

We are subject to corporate income tax audits in multiple jurisdictions and our income tax expense includes amounts intended to satisfy income tax assessments that may result from the examination of our tax returns that have been filed in these jurisdictions. Determining the income tax expense for these potential assessments requires significant judgments and estimates. We evaluate our income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5) and have accrued for income tax contingencies that meet both the probable and estimable criteria of SFAS No. 5. We also have various domestic and foreign income tax exposures that do not meet the probable and/or estimable criteria of SFAS No. 5 and therefore no tax expense has been accrued. The amounts ultimately paid upon resolution of these exposures could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our consolidated results of operations.
Acquisitions
In May 2006, we acquired Identify Software Ltd. for $150.0 million in cash. This acquisition provides additional solutions to our transaction management strategy, which provides customers with enhanced application and problem resolution capabilities, enabling them to pinpoint the cause of transaction breakdowns.
In January 2005, we acquired Calendra for $34.0 million in cash, and in March 2005, we acquired the assets of OpenNetwork for cash of $18.4 million plus the assumption of certain liabilities of OpenNetwork. These two acquisitions completed our transition from being a point product provider in the identity management market to a complete suite provider. The combination of our CONTROL-SA® provisioning solution with Calendra’s state-of-the-art business process centric workflow and directory management capabilities, eliminated integration issues typically faced by customers purchasing individual components from multiple vendors. The OpenNetwork acquisition expanded our Identity Management product suite to include browser-based authentication and authorization solutions that enable customers to securely manage access to Web-based applications across multiple business environments.
In July 2004, we acquired Marimba for $230.3 million in cash plus stock options valued at $20.9 million. This acquisition provided new and extended capabilities to our BSM offerings in the areas of change and configuration management, security management and infrastructure management, enabling our customers to rapidly respond to changing business requirements by re-purposing, re-provisioning and updating IT resources to achieve required IT configurations.
These transactions, along with various other less significant technology acquisitions, have been accounted for using the purchase accounting method, and accordingly, the financial results for these entities have been included in our consolidated financial results since the applicable acquisition dates.
Historical Information
Historical performance should not be viewed as indicative of future performance, as there can be no assurance that operating income or net earnings will be sustained at these levels. For a discussion of factors affecting operating results, see Risk Factors above.

Results of Operations
The following table sets forth, for the fiscal years indicated, the percentages that selected items in the accompanying Consolidated Statements of Operations bear to total revenue.

	Percentage of
	Total Revenue
	Years Ended March 31,
	2007	2006	2005
Revenue:
License	36.1%	35.2%	37.4%
Maintenance	58.1%	58.6%	56.3%
Professional services	5.8%	6.2%	6.3%
Total revenue	100.0%	100.0%	100.0%
Operating Expenses:
Cost of license revenue	6.3%	8.2%	9.4%
Cost of maintenance revenue	11.1%	11.7%	12.8%
Cost of professional services revenue	6.1%	5.6%	6.3%
Selling and marketing expenses	32.8%	33.5%	38.0%
Research and development expenses	13.3%	14.0%	14.9%
General and administrative expenses	12.8%	13.6%	14.6%
Amortization of intangible assets	1.7%	2.2%	1.4%
Severance, exit costs and related charges	2.8%	2.7%	(0.2)%
In-process research and development	—	—	0.3%
Impairment of goodwill	—	—	0.3%
Settlement of litigation	—	—	0.8%
Total operating expenses	86.9%	91.4%	98.4%
Operating income	13.1%	8.6%	1.6%
Other income, net:
Interest and other income, net	5.5%	5.0%	5.4%
Interest expense	(0.1)%	(0.1)%	(0.1)%
Gain (loss) on marketable securities and other investments	0.5%	0.1%	(0.2)%
Total other income, net	5.9%	5.0%	5.1%
Earnings before income taxes	19.0%	13.6%	6.7%
Provision for income taxes	5.4%	6.8%	1.6%
Net earnings	13.7%	6.8%	5.1%

Revenue
The following table provides information regarding license and maintenance revenue for fiscal 2007, 2006 and 2005. All prior periods presented have been reclassified to reflect this new structure and conform with our internal reorganization into already defined Enterprise Service Management and Mainframe Service Management operating segments.

Software License Revenue				Percentage Change
				2007	2006
	Years Ended March 31,			Compared to	Compared to
	2007	2006	2005	2006	2005
	(In millions)
Enterprise Service Management	$330.1	$284.5	$291.6	16.0%	(2.4)%
Mainframe Service Management	239.7	242.5	254.9	(1.2)%	(4.9)%

Total software license revenue	$569.8	$527.0	$546.5	8.1%	(3.6)%

Software Maintenance Revenue				Percentage Change
				2007	2006
	Years Ended March 31,			Compared to	Compared to
	2007	2006	2005	2006	2005
	(In millions)
Enterprise Service Management	$480.1	$450.7	$419.6	6.5%	7.4%
Mainframe Service Management	438.7	428.1	404.7	2.5%	5.8%

Total software maintenance revenue	$918.8	$878.8	$824.3	4.6%	6.6%

Total Software Revenue				Percentage Change
				2007	2006
	Years Ended March 31,			Compared to	Compared to
	2007	2006	2005	2006	2005
	(In millions)
Enterprise Service Management	$810.2	$735.2	$711.2	10.2%	3.4%
Mainframe Service Management	678.4	670.6	659.6	1.2%	1.7%

Total software revenue	$1,488.6	$1,405.8	$1,370.8	5.9%	2.6%

Software License Revenue
Total software license revenue was $569.8 million, $527.0 million and $546.5 million for fiscal 2007, 2006 and 2005, respectively.
The increase in total software license revenue of 8.1%, or $42.8 million, in fiscal 2007 as compared to fiscal 2006 was attributable to license revenue increases in the ESM segment, partially offset by a slight decline in license revenue in the MSM segment, as discussed below. Of the license transactions recorded, the percentage of license revenue recognized upfront decreased from 59% during fiscal 2006 to 51% during fiscal 2007. Recognition of license revenue that was deferred in prior periods increased $38.5 million for fiscal 2007, as compared to the prior year period. During fiscal 2007, we closed 89 transactions with license values over $1 million, with a total license value of $243.1 million, compared with 66 transactions with license values over $1 million, with a total license value of $165.3 million, in fiscal 2006.
The decrease in total software license revenue of 3.6%, or $19.5 million, in fiscal 2006 as compared to fiscal 2005 was attributable to license revenue decreases in both the ESM and MSM segments, as discussed below. Of the license transactions recorded, the percentage of license revenue recognized upfront decreased from 63% during fiscal 2005 to 59% during fiscal 2006. Recognition of license revenue that was deferred in prior periods increased $48.5 million for fiscal 2006, as compared to the prior year period. During fiscal 2006, we closed 66 transactions with license values over $1 million, with a total license value of $165.3 million, compared with 86 transactions with license values over $1 million, with a total license value of $237.7 million, in fiscal 2005.

ESM license revenue represented 57.9%, or $330.1 million, 54.0%, or $284.5 million, and 53.4%, or $291.6 million, of our total license revenue for fiscal 2007, 2006 and 2005, respectively. ESM license revenue for fiscal 2007 increased 16.0%, or $45.6 million, from fiscal 2006, primarily due to increased demand for our ESM products, principally our BSM solutions, including incremental license revenue resulting from our acquisition of Identify Software in the first quarter of fiscal 2007, as well as an increase in the recognition of previously deferred license revenue period over period, partially offset by an increase in the level of new license transactions whose revenue are being deferred into future periods. ESM license revenue for fiscal 2006 decreased 2.4%, or $7.1 million, from fiscal 2005, primarily due to a decrease in license transactions year over year resulting from competitive pressures in the markets we serve.
MSM license revenue represented 42.1%, or $239.7 million, 46.0%, or $242.5 million, and 46.6%, or $254.9 million, of our total license revenue for fiscal 2007, 2006 and 2005, respectively. MSM license revenue for fiscal 2007 remained relatively flat as compared to fiscal 2006, decreasing 1.2%, or $2.8 million. This fiscal 2007 decrease was attributable primarily to an increase in the level of new license transactions whose revenue are being deferred into future periods, partially offset by a higher volume of license transactions executed and an increase in the recognition of previously deferred license revenue period over period. MSM license revenue for fiscal 2006 decreased 4.9%, or $12.4 million, from fiscal 2005, primarily due to a decrease in license transactions executed period over period, partially offset by an increase in the recognition of previously deferred license revenue period over period. The historical decreases in MSM license revenue are indicative of a mature and highly competitive market.
For fiscal 2007, 2006 and 2005, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Year Ended March 31,
	2007	2006	2005
	(In millions)
Deferrals of license revenue	$(314.8)	$(229.3)	$(226.1)
Recognition from deferred license revenue	242.7	204.2	155.7

Net impact on recognized license revenue	$(72.1)	$(25.1)	$(70.4)

Deferred license revenue balance at end of year	$504.4	$432.3	$407.2
The primary reasons for license revenue deferrals include: customer transactions that contain certain complex contractual terms and conditions, customer transactions which include products for which the maintenance pricing is based on both discounted and undiscounted license list prices, certain arrangements which include unlimited licensing rights, time-based licenses which are recognized over the term of the arrangement, customer transactions which include products with differing maintenance periods and other transactions for which we do not have or are not able to determine vendor-specific objective evidence of fair value of the maintenance and/or professional services. All of these instances cause the license revenue to be deferred. The contract terms and conditions that result in deferral of revenue recognition for a given transaction result from arm’s length negotiations between us and our customers. We anticipate our transactions will continue to include such contract terms that result in deferral of the related license revenue as we expand our offerings to meet customers’ product, pricing and licensing needs.

Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenue to be recognized each quarter becomes more predictable as a larger percentage of that revenue comes from the deferred license revenue balance. As of March 31, 2007, the deferred license revenue balance was $504.4 million and had an estimated remaining life of approximately three years. As additional license revenue is deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred license revenue we expect to recognize in future periods as of March 31, 2007 follows (in millions):

Fiscal 2008	$238.9
Fiscal 2009	$135.0
Fiscal 2010 and thereafter	$130.5
Software Maintenance Revenue
Total software maintenance revenue was $918.8 million, $878.8 million and $824.3 million for fiscal 2007, 2006 and 2005, respectively.
Total software maintenance revenue for fiscal 2007 increased 4.6%, or $40.0 million, from fiscal 2006. Total software maintenance revenue for fiscal 2006 increased 6.6%, or $54.5 million, from fiscal 2005. These increases were attributable to increases in both ESM and MSM maintenance revenue, as discussed below.
ESM maintenance revenue represented 52.3%, or $480.1 million, 51.3%, or $450.7 million, and 50.9%, or $419.6 million, of our total maintenance revenue for fiscal 2007, 2006 and 2005, respectively. ESM maintenance revenue for fiscal 2007 increased 6.5%, or $29.4 million, as compared to fiscal 2006, and for fiscal 2006 increased 7.4%, or $31.1 million, as compared to fiscal 2005. The fiscal 2007 and 2006 increases were attributable to the growth in our installed ESM customer license base, including additional maintenance revenue in fiscal 2007 resulting from our acquisition of Identify Software in the first quarter of fiscal 2007.
MSM maintenance revenue represented 47.7%, or $438.7 million, 48.7%, or $428.1 million, and 49.1%, or $404.7 million, of our total maintenance revenue for fiscal 2007, 2006 and 2005, respectively. MSM maintenance revenue for fiscal 2007 increased 2.5%, or $10.6 million, as compared to fiscal 2006, and for fiscal 2006 increased 5.8%, or $23.4 million, as compared to fiscal 2005. The fiscal 2007 and 2006 increases were attributable primarily to the expansion of our customer license base.
As of March 31, 2007, the deferred maintenance revenue balance was $1,202.4 million. As new customers are added and/or current contracts are renewed and additional maintenance revenue is deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred maintenance revenue we expect to recognize in future periods as of March 31, 2007 follows (in millions):

Fiscal 2008	$610.6
Fiscal 2009	$326.8
Fiscal 2010 & thereafter	$265.0

Domestic vs. International Revenue

				Percentage Change
				2007	2006
	Years Ended March 31,			Compared to	Compared to
	2007	2006	2005	2006	2005
	(In millions)
License:
Domestic	$279.5	$263.2	$256.2	6.2%	2.7%
International	290.3	263.8	290.3	10.0%	(9.1)%

Total license revenue	569.8	527.0	546.5	8.1%	(3.6)%

Maintenance:
Domestic	507.4	490.0	462.6	3.6%	5.9%
International	411.4	388.8	361.7	5.8%	7.5%

Total maintenance revenue	918.8	878.8	824.3	4.6%	6.6%

Professional services:
Domestic	36.6	41.2	40.2	(11.2)%	2.5%
International	55.2	51.4	52.0	7.4%	(1.2)%

Total professional services revenue	91.8	92.6	92.2	(0.9)%	0.4%

Total revenue	$1,580.4	$1,498.4	$1,463.0	5.5%	2.4%

License Revenue
Our domestic operations generated 49.1% or $279.5 million, 49.9%, or $263.2 million, and 46.9%, or $256.2 million, of license revenue for fiscal 2007, 2006 and 2005, respectively. Domestic license revenue increased 6.2%, or $16.3 million, from fiscal 2006 to fiscal 2007, and increased 2.7%, or $7.0 million, from fiscal 2005 to fiscal 2006. The increase in domestic license revenue in fiscal 2007 as compared to fiscal 2006 was attributable primarily to an increase in ESM license revenue resulting from increased demand for our ESM products, principally our BSM solutions, and incremental revenue associated with our acquisition of Identify Software. The increase in domestic license revenue in fiscal 2006 as compared to fiscal 2005 was attributable primarily to an increase in MSM license revenue.
International license revenue represented 50.9%, or $290.3 million, 50.1%, or $263.8 million, and 53.1%, or $290.3 million, of license revenue for fiscal 2007, 2006 and 2005, respectively. International license revenue increased 10.0%, or $26.5 million, from fiscal 2006 to fiscal 2007, primarily due to an increase in ESM license revenue in our European and Asia Pacific markets resulting from increased demand for our ESM products, principally our BSM solutions, and incremental revenue associated with our acquisition of Identify Software. International license revenue decreased 9.1%, or $26.5 million, from fiscal 2005 to fiscal 2006, due to decreases in both ESM and MSM license revenue primarily in our European and Asia Pacific markets.
Maintenance Revenue
Our domestic operations generated 55.2%, or $507.4 million, 55.8%, or $490.0 million, and 56.1%, or $462.6 million, of maintenance revenue for fiscal 2007, 2006 and 2005, respectively. Domestic maintenance revenue increased 3.6%, or $17.4 million, from fiscal 2006 to fiscal 2007, primarily due to an increase in ESM maintenance revenue resulting from growth in our installed ESM customer license base, including incremental maintenance revenue associated with our acquisition of Identify Software. Domestic maintenance revenue increased 5.9%, or $27.4 million, from fiscal 2005 to fiscal 2006, primarily due to increases in both MSM and ESM maintenance revenue resulting from growth in our installed customer base.
Our international operations generated 44.8%, or $411.4 million, 44.2%, or $388.8 million, and 43.9%, or $361.7 million, of maintenance revenue for fiscal 2007, 2006 and 2005, respectively. International maintenance revenue increased 5.8%, or $22.6 million, from fiscal 2006 to fiscal 2007, and increased 7.5%, or $27.1 million, from fiscal 2005 to fiscal 2006. The year over year increases were attributable to increases in both MSM and ESM maintenance revenue resulting from growth in our installed customer base, principally in our European market.

Foreign currency exchange rate changes, including the impact of hedging, resulted in a favorable impact to the growth in international license revenue of 3.0%, or $7.9 million, from fiscal 2006 to 2007 and an unfavorable impact to the growth in international license revenue of 0.3%, or $0.9 million, from fiscal 2005 to 2006.
Professional Services Revenue
Professional services revenue remained relatively flat in fiscal 2007 as compared to fiscal 2006 and fiscal 2005, decreasing by 0.9%, or $0.8 million from fiscal 2006 to fiscal 2007, and increasing by 0.4%, or $0.4 million, from fiscal 2005 to fiscal 2006. The decrease in fiscal 2007 professional services revenue as compared to fiscal 2006 was attributable to an 11.2%, or $4.6 million, decrease in domestic professional services revenue, offset by a 7.4%, or $3.8 million, increase in international professional services revenue. The increase in fiscal 2006 professional services revenue as compared to fiscal 2005 was attributable to a 2.5%, or $1.0 million, increase in domestic professional services revenue, offset by a $1.2%, or $0.6 million, decrease in international professional services revenue.
Operating Expenses

				Percentage Change
				2007	2006
	Years Ended March 31,			Compared to	Compared to
	2007	2006	2005	2006	2005
	(In millions)
Cost of license revenue	$99.4	$123.3	$137.4	(19.4)%	(10.3)%
Cost of maintenance revenue	175.1	175.0	187.6	0.1%	(6.7)%
Cost of professional services revenue	95.8	83.5	91.8	14.7%	(9.0)%
Selling and marketing	518.1	501.6	556.3	3.3%	(9.8)%
Research and development	210.7	209.1	217.4	0.8%	(3.8)%
General and administrative	202.8	203.6	213.1	(0.4)%	(4.5)%
Amortization of intangible assets	26.6	32.8	20.7	(18.9)%	58.5%
Severance, exit costs and related charges	44.6	41.0	(3.5)	8.8%	*
In-process research and development	—	—	4.0	*	*
Impairment of goodwill	—	—	3.7	*	*
Settlement of litigation	—	—	11.3	*	*

Total operating expenses	$1,373.1	$1,369.9	$1,439.8	0.2%	(4.9)%

*	— not meaningful
Cost of License Revenue
Cost of license revenue is primarily comprised of (i) the amortization of capitalized software costs for internally developed products, (ii) amortization of acquired technology for products acquired through business combinations, (iii) license-based royalties to third parties and (iv) production and distribution costs for initial product licenses. For fiscal 2007, 2006 and 2005, cost of license revenue represented 6.3%, or $99.4 million, 8.2%, or $123.3 million, and 9.4%, or $137.4 million, of total revenue, respectively, and 17.4%, 23.4% and 25.1% of license revenue, respectively. Cost of license revenue decreased 19.4%, or $23.9 million, from fiscal 2006 to fiscal 2007, primarily due to the conclusion of the amortization of certain acquired technologies and a reduction in the amortization of capitalized software development costs, partially offset by the amortization of acquired technology related to Identify Software. Cost of license revenue decreased 10.3%, or $14.1 million, from fiscal 2005 to fiscal 2006, primarily due to the conclusion of the amortization of certain acquired technologies.

The following table summarizes the amounts of software development costs capitalized and amortized during fiscal 2007, 2006 and 2005. Amortization for these periods includes amounts accelerated for certain software products that were not expected to generate sufficient future revenue to realize the carrying value of the assets.

	Years Ended March 31,
	2007	2006	2005
	(In millions)
Software development costs capitalized	$(55.4)	$(56.7)	$(61.7)
Total amortization	64.2	71.1	74.9

Net impact on operating expenses	$8.8	$14.4	$13.2

Accelerated amortization included in total amortization above	$1.1	$0.8	$2.8
Cost of Maintenance Revenue
The cost of maintenance revenue is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance and support services to our customers. For fiscal 2007, 2006 and 2005, cost of maintenance revenue represented 11.1%, or $175.1 million, 11.7%, or $175.0 million, and 12.8%, or $187.6 million, of total revenue, respectively, and 19.1%, 19.9% and 22.8% of maintenance revenue, respectively. Cost of maintenance revenue remained flat from fiscal 2006 to fiscal 2007. Cost of maintenance revenue decreased 6.7%, or $12.6 million, from fiscal 2005 to fiscal 2006, primarily due to headcount reductions incurred during fiscal 2006 relating to restructuring and process improvement initiatives.
Cost of Professional Services Revenue
Cost of professional services revenue primarily include salaries and related personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers, and the related infrastructure to support this business. For fiscal 2007, 2006 and 2005, cost of professional services revenue represented 6.1%, or $95.8 million, 5.6%, or $83.5 million, and 6.3%, or $91.8 million, of total revenue, respectively, and 104.4%, 90.2% and 99.6% of professional services revenue, respectively. Cost of professional services revenue increased 14.7%, or $12.3 million, from fiscal 2006 to fiscal 2007, primarily as a result of an increase in professional service enablement personnel due to increased customer demand for BSM services and an increase in third party consulting fees. Cost of professional services revenue decreased 9.0%, or $8.3 million, from fiscal 2005 to 2006, primarily due to a reduction in professional services personnel.
Selling and Marketing
Selling and marketing expenses primarily include salaries and related personnel costs, sales commissions and costs associated with advertising, industry trade shows and sales seminars. For fiscal 2007, 2006 and 2005, selling and marketing expenses represented 32.8%, or $518.1 million, 33.5%, or $501.6 million, and 38.0%, or $556.3 million, of total revenue, respectively. Selling and marketing expenses increased 3.3%, or $16.5 million, from fiscal 2006 to fiscal 2007, primarily due to the addition of share-based compensation and an increase in travel and marketing campaign expenditures. Selling and marketing expenses decreased 9.8%, or $54.7 million, from fiscal 2005 to fiscal 2006, primarily due to a decrease in personnel and related costs associated with a reduction in sales and marketing personnel.
Research and Development
Research and development expenses primarily include salaries and related personnel costs of software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs, telecommunications and personnel expenses necessary to maintain our research and development data processing center. For fiscal 2007, 2006 and 2005, research and development expenses represented 13.3%, or $210.7 million, 14.0%, or $209.1 million, and 14.9%, or $217.4 million, of total revenue, respectively. Research and development expenses increased 0.8%, or $1.6 million, from fiscal 2007 to fiscal 2006, primarily due to additional share-based compensation, partially offset by a decrease in personnel and related costs associated with a reduction in research and development personnel. Research and development expenses decreased 3.8%, or $8.3 million, from fiscal 2005 to fiscal 2006, primarily due to a decrease in personnel and related costs associated with a reduction in research and development personnel.

General and Administrative
General and administrative expenses primarily include salaries and related personnel costs of executive management, finance and accounting, IT, facilities management, legal and human resources personnel. Other costs included in general and administrative expenses include fees paid for outside legal and accounting services, consulting projects and insurance. During fiscal 2007, 2006 and 2005, general and administrative expenses represented 12.8%, or $202.8 million, 13.6%, or $203.6 million, and 14.6%, or $213.1 million, of total revenue, respectively. General and administrative expenses decreased 0.4%, or $0.8 million, from fiscal 2006 to fiscal 2007, primarily due to lower professional consultant fees associated with our Sarbanes-Oxley section 404 compliance efforts and a decrease in employee separation charges and other personnel-related cost including travel and recruitment, partially offset by additional share-based compensation. General and administrative expenses decreased 4.5%, or $9.5 million, from fiscal 2005 to fiscal 2006, primarily due to the fiscal 2005 write-off of $11.4 million in capitalized costs associated with an internal-use information technology project that was terminated before completion and other internal-use software, partially offset by increased third-party consulting expenditures during fiscal 2006.
Amortization of Intangible Assets
Amortization of intangible assets consists principally of the amortization of finite-lived customer relationship and tradename intangible assets recorded in connection with acquisitions accounted for by the purchase method of accounting. Amortization of intangible assets decreased 18.9%, or $6.2 million, from fiscal 2006 to fiscal 2007, primarily due to conclusion of amortization of certain intangibles at the end of fiscal 2006, partially offset by incremental amortization associated with intangible assets acquired in connection with the acquisition of Identify Software in May 2006. Amortization of intangible assets increased 58.5%, or $12.1 million, from fiscal 2005 to fiscal 2006, primarily due to a change in the estimated economic useful lives of certain previously acquired tradenames from indefinite to between one and two years, partially offset by the conclusion of amortization of certain other intangibles.
Severance, Exit Costs and Related Charges
We have undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and simplification, standardization and automation of key business processes. As a result of these initiatives, we involuntarily terminated approximately 800 and 700 employees during fiscal 2004 and 2006, respectively, and identified for termination approximately 700 employees during fiscal 2007. These workforce reductions are across all functions and geographies and affected employees were, or will be, provided cash separation packages. The workforce reductions have reduced selling and research and development expenses in product areas that were not realizing our profitability and growth goals, as well as general and administrative expenses. Additionally, during these same periods we exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities.
The process improvement initiatives started in fiscal 2007 will continue through fiscal 2008. By the end of fiscal 2008, we estimate that the restructuring and process improvement initiatives undertaken during fiscal 2007, as well as those expected to be undertaken during fiscal 2008, will result in an annual savings of $55 to $65 million compared to fiscal 2007 expense levels.
In-Process Research and Development
During fiscal 2005, we wrote off acquired in-process research and development (IPR&D) totaling $4.0 million in connection with the acquisitions of Viadyne, Calendra and OpenNetwork. The amounts allocated to IPR&D represent the estimated fair values, based on risk-adjusted cash flows and historical costs expended, related to incomplete research and development projects. At the dates of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition dates. There were no write offs of IPR&D in connection with our business acquisitions during fiscal 2006 and fiscal 2007.
In making the purchase price allocations to IPR&D, we considered present value calculations of income, analyses of project accomplishments and remaining outstanding items, assessments of overall contributions, as well as project risks. The values assigned to in-process research and development were determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on our estimates of cost of sales, operating expenses and income taxes from such projects.
A risk-adjusted discount rate was applied to the cash flows of each of the products’ projected income streams. These discount rates assume that the risk of revenue streams for new technology is higher than that of existing revenue streams. The discount rates used in the present value calculations were generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle, including the useful life of the technology, profitability levels of the technology and the uncertainty of technology advances that are known at the transaction date. Product-specific risk includes the stages of completion of each product, the complexity of the development work completed to date, the likelihood of achieving technological feasibility and market acceptance.

The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results used to determine fair value.
Impairment of Goodwill
We test our goodwill for impairment during the fourth quarter of each fiscal year, after the annual planning process is substantially complete. In connection with our fiscal 2005 analysis, we determined that revised future profitability and cash flow projections associated with our professional services segment were insufficient to support the carrying value of this reporting unit, principally as a result of reduced operating margins in fiscal 2005 which were in part attributable to the increased use of third-party implementation services. As a result, goodwill of $3.7 million assigned to the professional services segment was determined to be fully impaired during fiscal 2005. The fair value of the professional services reporting unit was estimated using the expected present value of future cash flows by application of the income approach. There were no impairments of goodwill in fiscal 2007 and fiscal 2006.
Settlement of Litigation
During fiscal 2005, we settled a previous dispute with Nastel Technologies, Inc. for $11.3 million.
Other Income, net
Other income, net, consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables that have not been transferred to third parties, rental income on owned facilities, gains and losses on marketable securities and other investments and interest expense on capital leases. Other income, net was $93.3 million, $75.3 million and $75.0 million for fiscal 2007, 2006 and 2005, respectively. Other income, net, increased 23.9%, or $18.0 million, from fiscal 2006 to fiscal 2007, primarily due to realized gains on investments, higher interest income generated from higher average investment portfolio balances earning higher yields and the impact of certain derivative instruments not designated as hedges for accounting purposes. This was partially offset by a reduction in lease income resulting from the sale of our headquarters campus. Other income, net remained relatively constant from fiscal 2005 to fiscal 2006, reflecting primarily an increase in interest income generated from higher average investment portfolio balances earning higher yields in fiscal 2006, offset by the non-recurrence of an $8.0 million gain realized on the sale of previously securitized finance receivables in fiscal 2005.

Provision for Income Taxes
We recorded income tax expense of $84.7 million, $101.8 million and $22.9 million in fiscal 2007, 2006 and 2005, respectively. Our effective tax rates were 28%, 50% and 23% for fiscal 2007, 2006 and 2005, respectively. Our effective tax rate is impacted primarily by the tax effect attributable to our foreign earnings (net of U.S. tax consequences), changes in the valuation allowance recorded against our deferred tax assets, benefits attributable to the extraterritorial income exclusion and a non-recurring adjustment to our aggregate net liabilities for income taxes in fiscal 2005. In fiscal 2007, the most significant item impacting our effective tax rate was a favorable rate differential on our foreign earnings of $18.3 million. In fiscal 2006, the most significant item impacting our effective tax rate was a tax expense of approximately $35.5 million related to the repatriation of approximately $708.8 million of qualified earnings under the applicable provisions of the American Jobs creation Act of 2004. In fiscal 2005, the most significant item impacting our effective tax rate was a tax benefit of $26.7 million recorded as a result of the reversal of a valuation allowance that was previously recorded against our deferred tax assets. The other significant item impacting our fiscal 2005 effective tax rate was an expense of $11.1 million to adjust our aggregate net liabilities for income taxes, withholding taxes and income tax exposures that were found to be understated after an analysis of all of our income tax accounts in the first quarter of fiscal 2005. For a detailed analysis of the differences between the statutory and effective income tax rates, see Note 8 of the accompanying Consolidated Financial Statements.
Liquidity and Capital Resources
At March 31, 2007, we had approximately $1.5 billion in cash, cash equivalents and marketable security investments, approximately 42% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated approximately $139.1 million of cumulative earnings that we have determined will be invested indefinitely in our international operations. Were such earnings to be repatriated, we would incur a U.S. Federal income tax liability that is not currently accrued in our financial statements. While our marketable securities are primarily investment grade and highly liquid, a significant portion of our marketable securities portfolio is invested in securities with maturities beyond one year. While typically yielding greater returns, they also reduce reported working capital.
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
Our cash flows were as follows during fiscal 2007, 2006 and 2005:

	Years Ended March 31,
	2007	2006	2005
	(In millions)
Net cash provided by operating activities	$420.1	$420.9	$501.9
Net cash used in investing activities	(405.9)	(60.0)	(234.6)
Net cash used in financing activities	(44.0)	(278.1)	(63.7)
Effect of exchange rate changes on cash	7.4	3.0	4.2

Net increase (decrease) in cash and cash equivalents	$(22.4)	$85.8	$207.8

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased $0.8 million during fiscal 2007 and decreased $81.0 million during fiscal 2006 as compared to the prior years. For fiscal 2007 as compared to fiscal 2006, the increase in net earnings before non-cash expenses (principally depreciation, amortization and share-based compensation) was mostly offset by the decrease in financed payables. The decrease for fiscal 2006 as compared to fiscal 2005 was attributable to increased cash paid for exit costs year-over-year, plus cash paid for taxes in fiscal 2006 related to our repatriation of foreign earnings slightly offset by settlement of litigation in fiscal 2005.

Cash Flows from Investing Activities
Net cash used in investing activities increased $345.9 million during fiscal 2007 and decreased $174.6 million during fiscal 2006 as compared to the prior year. The increase for fiscal 2007 as compared to fiscal 2006 was attributable primarily to a $135.8 million increase in cash paid for technology acquisitions and other investments, net of cash acquired, resulting from our acquisition of Identify Software in the current period, and $201.8 million period over period increase in cash used to purchase marketable securities, net of proceeds from sales and maturities. The decrease for fiscal 2006 as compared to fiscal 2005 was attributable primarily to a $256.7 million decrease in cash paid for technology acquisitions and other investments, net of cash acquired, resulting from our acquisitions of Marimba, Inc. and Calendra, SA in fiscal 2005 and a $33.6 million decrease in purchases of property and equipment, partially offset by a $115.5 million period-over-period decrease in proceeds from the sales and maturities of marketable securities, net of purchases.
Cash Flows from Financing Activities
Net cash used in financing activities decreased $234.1 million during fiscal 2007 and increased $214.4 million during fiscal 2006 as compared to the prior year. The decrease for fiscal 2007 as compared to fiscal 2006 was attributable primarily to the receipt of $291.9 million in proceeds from the sale and leaseback of our headquarters campus in fiscal 2007 and a $61.6 million period over period increase in proceeds primarily from employee stock option exercises and a $28.6 million increase in excess tax benefit from share-based compensation, partially offset by a $144.0 million period over period increase in cash used for treasury stock purchases. The increase for fiscal 2006 as compared to fiscal 2005 was primarily attributable to an increase of $324.0 million in cash used for treasury stock purchases, partially offset by an increase of $111.6 million in proceeds from employee stock option exercises.
Finance Receivables
We provide financing on a portion of our sales transactions to customers that meet our specified standards of creditworthiness. Our practice of providing financing at reasonable interest rates enhances our competitive position. We participate in established programs with third-party financial institutions to sell a significant portion of our finance receivables, enabling us to collect cash sooner and remove credit risk. The finance receivables are sold to third-party financial institutions on a non-recourse basis. We record such transfers of finance receivables to third-party financial institutions as sales of such finance receivables when we have surrendered control of such receivables, including determining that such assets have been isolated beyond our reach and the reach of our creditors. We have not guaranteed the transferred receivables and have no obligation upon default. During fiscal 2007, 2006 and 2005, we transferred $174.2 million, $160.9 million and $247.4 million, respectively, of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis. However, to meet the needs of our customers we have been providing more licensing options, and this increased focus on flexibility may lead to more customer transactions where cash payments will be received over time. This flexibility may also reduce our ability to transfer finance receivables in the future and may reduce our cash flow from operations in the near term.
Treasury Stock Purchased
Our Board of Directors has authorized a $2.0 billion stock repurchase program ($500.0 million authorized in April 2000, $500.0 million in July 2002 and $1.0 billion in November 2005). During fiscal 2007, we purchased 20.7 million shares for $555.0 million. From the inception of the repurchase plan through March 31, 2007, we have purchased 85.9 million shares for $1,745.5 million. See Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The repurchase program will continue to be funded primarily with cash generated from operations. As of March 31, 2007, there was $254.5 million remaining in the stock repurchase program.

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2007:

	Payments due by Period
	Less Than			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total
			(In millions)
Capital lease obligations	$6.2	$3.4	$—	$—	$9.6
Operating lease obligations	59.2	86.7	54.2	66.2	266.3
Purchase obligations(1)	3.3	1.8	1.0	—	6.1
Other long-term liabilities reflected on the balance sheet	1.5	2.9	1.3	—	5.7

Total contractual obligations(2)	$70.2	$94.8	$56.5	$66.2	$287.7

(1)
Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and contain specific terms, including quantities to be purchased and the timing of the purchase.

(2)	Total does not include contractual obligations recorded on the balance sheet as current liabilities, other than capital lease obligations.
Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for us beginning in fiscal 2009. We have not determined whether we will elect to measure items subject to SFAS No. 159 at fair value and, as a result, have not assessed the potential impacts of adoption on our current accounting policies and procedures or consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions including SFAS 123(R), among other pronouncements. SFAS No. 157 is effective for us beginning in fiscal 2009. We have not determined whether the adoption of SFAS No. 157 will have a material effect on our consolidated financial position, results of operations or cash flows.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and provides that the benefit of a tax position taken or expected to be taken on a tax return not be recognized in the financial statements unless that position is more likely than not of being sustained by the taxing authority. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of April 1, 2007, and currently do not expect the adoption to have a material effect on our consolidated financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments.
Foreign Currency Exchange Rate Risk
We operate globally and the functional currency for most of our non-U.S. enterprises is the local currency. For fiscal 2007, 2006 and 2005, approximately 47.9%, or $756.9 million, 47.0%, or $704.0 million, and 48.1%, or $704.0 million, respectively, of our total revenue was derived from customers outside of the United States, substantially all of which was billed from our regional headquarters, which have the U.S. dollar as the functional currency, and was collected in foreign currencies. Similarly, substantially all of the expenses of operating our international subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize our risk from changes in foreign currency exchange rates, we utilize certain derivative financial instruments.
We primarily utilize two types of derivative financial instruments in managing our foreign currency exchange risk: forward exchange contracts and purchased option contracts. Forward exchange contracts are used to offset our exposure to certain foreign currency assets and liabilities. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of each month. Forward exchange contracts and purchased option contracts, with terms generally less than one year, are used to hedge anticipated, but not firmly committed, transactions. Principal currencies hedged are the euro and British pound in Europe, the Japanese yen and Australian dollar in the Asia Pacific region and the Israeli shekel. While we actively manage much of our foreign currency risks on an ongoing basis, there can be no assurance our foreign currency hedging activities will offset the full impact of fluctuations in currency exchange rates on our consolidated results of operations, cash flows and financial position.
Based on our foreign currency exchange instruments outstanding at March 31, 2007, we estimate a one-day maximum potential loss on our foreign currency exchange instruments, based on a value-at-risk (“VAR”) model utilizing Monte Carlo simulation, which would not have a material effect on our future consolidated results of operations or cash flows. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.
Interest Rate Risk— Investments
We adhere to a conservative investment policy, whereby our principle concern is the preservation of liquid funds while maximizing our yield on such assets. Cash, cash equivalents and marketable securities were approximately $1.5 billion at March 31, 2007. Marketable securities (including amounts in cash equivalents of $248.9 million) of $872.5 million primarily represented different types of investment-grade debt securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, we classify our marketable securities as “available-for-sale” under SFAS No. 115, which provides that no gain or loss on any security would actually be recognized in earnings unless the instrument was sold or the loss in value was deemed to be other than temporary.
Based on our consolidated financial position as of March 31, 2007 and our consolidated results of operations and net cash flows for fiscal 2007, we estimate that a near-term change in interest rates would not have a material effect on our future consolidated results of operations or cash flows. We used a VAR variance-covariance model to measure potential market risk on our marketable securities due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.
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
Our management carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007. Based upon that evaluation and because of the material weakness described in Management’s Report on Internal Control over Financial Reporting included in Part IV, Item 15 and incorporated herein by reference, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007.
In light of the material weakness, in preparing our consolidated financial statements as of and for the fiscal year ended March 31, 2007, we performed additional analyses and other post-closing procedures in an effort to ensure our consolidated financial statements included in this Report for the fiscal year ended March 31, 2007 have been prepared in accordance with generally accepted accounting principles. The CEO and CFO have certified that, to their knowledge, our consolidated financial statements included in this Report fairly present in all material respects the financial condition, results of operations and cash flows for the periods presented in this Report. Ernst & Young LLP’s report, dated May 30, 2007, expressed an unqualified opinion on our consolidated financial statements. This report is included in Part IV, Item 15 and should be read in its entirety.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our definitive Proxy Statement in connection with our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2007, under the headings “ELECTION OF DIRECTORS” and “EXECUTIVE OFFICERS” and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by this item will be set forth in the 2007 Proxy Statement under the headings “COMPENSATION OF DIRECTORS”, “EXECUTIVE COMPENSATION” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and is incorporated herein by reference.
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the 2007 Proxy Statement under the headings “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” “SECURITY OWNERSHIP OF MANAGEMENT” and “EQUITY COMPENSATION PLANS” and is incorporated herein by reference.
ITEM 13. Certain Relationships, Related Transactions and Director Independence
The information required by this item will be set forth in the 2007 Proxy Statement under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The information required by this item will be set forth in the 2007 Proxy Statement under the heading “AUDITOR FEES” and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a) Documents filed as a part of this Report
1. The following consolidated financial statements of BMC Software, Inc. and subsidiaries and the related reports of the independent registered public accounting firm are filed herewith:
2. All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.
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

Exhibit
Number
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

10.7(a)	—	Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.7(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(b) to the 2002 10-K.

10.7(c)	—	Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(c) to the 2003 10-K.

10.7(d)	—
Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(d) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 (the 2006 10-K).

10.7(e)	—	Amendment No. 4 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(e) to the 2006 10-K.

10.7(f)	—	Amendment No. 5 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(f) to the 2006 10-K.

10.7(g)	—	Amendment No. 6 to Executive Employment Agreement between BMC software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(g) to the 2006 10-K.

10.8(a)	—
BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to the Company’s 2002 proxy statement filed with the SEC on Schedule 14A (the 2002 Proxy Statement).

10.8(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 2003 10-K.

Exhibit
Number
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

*10.18	—	Executive Employment Agreement between BMC Software, Inc. and James W. Grant, Jr.

10.19	—
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

10.21	—
Executive Employment Agreement between BMC Software, Inc. and Jae W. Chung, Senior Vice President – Operations; incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.22	—
Executive Employment Agreement between BMC Software, Inc. and William Miller; incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

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
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007 and identified the following material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement in our annual or interim consolidated financial statements could occur and not be prevented or detected.
Management identified a material weakness in the design and operation of the Company’s internal controls over the accounting for income taxes. There was a lack of personnel with adequate expertise in income tax accounting matters, insufficient or ineffective analysis and review practices and a lack of processes to effectively reconcile income tax general ledger accounts to supporting detail and adequately verify data used in computations, which are necessary to detect whether income tax amounts are calculated properly and recorded in the proper period. Although no material misstatements were discovered, management has concluded that, until this deficiency is remediated, there is more than a remote likelihood that a material misstatement in our annual or interim consolidated financial statements will not be prevented or detected by our internal control over financial reporting.
Because of the material weakness described above, management concluded that, as of March 31, 2007, we did not maintain effective internal control over financial reporting based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management’s assessment of our internal control over financial reporting as of March 31, 2007 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited our consolidated financial statements. Ernst & Young’s report on management’s assessment of our internal control over financial reporting appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of BMC Software, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BMC Software, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2007, because of the effect of the material weakness in the design and operation of internal controls over the accounting for income taxes identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. A material weakness was identified in the design and operation of the Company’s internal controls over the accounting for income taxes as of March 31, 2007. There was a lack of personnel with adequate expertise in income tax accounting matters, insufficient or ineffective analysis and review practices and a lack of processes to effectively reconcile income tax general ledger accounts to supporting detail and adequately verify data used in computations, which are necessary to detect whether income tax amounts are calculated properly and recorded in the proper period. Although no material misstatements were discovered, until this deficiency is remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements will not be prevented or detected by the Company’s internal control over financial reporting in a timely manner. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2007 consolidated financial statements, and this report does not affect our report dated May 30, 2007 on those financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.
/s/ Ernst & Young LLP
Houston, Texas
May 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of BMC Software, Inc.
We have audited the accompanying consolidated balance sheets of BMC Software, Inc. (the Company) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Notes 1 and 9 to the consolidated financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
Houston, Texas
May 30, 2007

BMC SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$883.5	$905.9
Marketable securities	412.5	157.5
Trade accounts receivable, net	185.9	167.8
Current trade finance receivables, net	130.0	123.2
Current deferred tax assets	69.9	43.4
Other current assets	107.7	108.6

Total current assets	1,789.5	1,506.4
Property and equipment, net	88.3	352.1
Software development costs, net	104.1	110.8
Long-term marketable securities	211.1	280.3
Long-term trade finance receivables, net	124.4	81.9
Intangible assets, net	44.3	53.5
Goodwill	670.5	561.4
Other long-term assets	227.8	264.5

Total assets	$3,260.0	$3,210.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$42.4	$74.6
Finance payables	39.0	66.9
Accrued liabilities	283.8	252.1
Current portion of deferred revenue	867.7	808.8

Total current liabilities	1,232.9	1,202.4
Long-term deferred revenue	861.3	819.5
Other long-term liabilities	116.7	90.2

Total liabilities	2,210.9	2,112.1

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.0 shares issued and outstanding	2.5	2.5
Additional paid-in capital	679.4	592.5
Retained earnings	1,478.0	1,264.4
Accumulated other comprehensive loss	(9.3)	(22.4)

	2,150.6	1,837.0
Treasury stock, at cost (47.8 and 39.7 shares)	(1,101.5)	(735.3)
Unearned share-based compensation	—	(2.9)

Total stockholders’ equity	1,049.1	1,098.8

Total liabilities and stockholders’ equity	$3,260.0	$3,210.9

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2007	2006	2005
	(In millions, except per share data)
Revenue:
License	$569.8	$527.0	$546.5
Maintenance	918.8	878.8	824.3
Professional services	91.8	92.6	92.2

Total revenue	1,580.4	1,498.4	1,463.0

Operating expenses:
Cost of license revenue	99.4	123.3	137.4
Cost of maintenance revenue	175.1	175.0	187.6
Cost of professional services revenue	95.8	83.5	91.8
Selling and marketing expenses	518.1	501.6	556.3
Research and development expenses	210.7	209.1	217.4
General and administrative expenses	202.8	203.6	213.1
Amortization of intangible assets	26.6	32.8	20.7
Severance, exit costs and related charges	44.6	41.0	(3.5)
In-process research and development	—	—	4.0
Impairment of goodwill	—	—	3.7
Settlement of litigation	—	—	11.3

Total operating expenses	1,373.1	1,369.9	1,439.8

Operating income	207.3	128.5	23.2

Other income, net:
Interest and other income, net	86.6	75.8	79.6
Interest expense	(1.5)	(1.7)	(2.0)
Gain (loss) on sale of marketable securities and other investments	8.2	1.2	(2.6)

Total other income, net	93.3	75.3	75.0

Earnings before income taxes	300.6	203.8	98.2
Provision for income taxes	84.7	101.8	22.9

Net earnings	$215.9	$102.0	$75.3

Basic earnings per share	$1.06	$0.47	$0.34

Diluted earnings per share	$1.03	$0.47	$0.34

Shares used in computing basic earnings per share	204.2	216.0	222.0

Shares used in computing diluted earnings per share	210.2	218.9	224.0

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended March 31, 2007, 2006 and 2005

					Accumulated Other Comprehensive Loss
						Unrealized	Unrealized
						Gain (Loss)	Gain (Loss)
					Foreign	on Securities	on Derivative
	Common		Additional		Currency	Available for	Instruments,	Treasury	Unearned	Total
	Stock		Paid-in	Retained	Translation	Sale, Net of	Net of	Stock,	Share-Based	Stockholders’
	Shares	Amount	Capital	Earnings	Adjustment	Taxes	Taxes	at Cost	Compensation	Equity
	(In millions)
Balance, March 31, 2004	249.0	$2.5	$537.2	$1,108.8	$(22.3)	$12.3	$(0.7)	$(421.7)	$(0.9)	$1,215.2
Comprehensive income:
Net earnings	—	—	—	75.3	—	—	—	—	—	75.3
Foreign currency translation adjustment	—	—	—	—	6.8	—	—	—	—	6.8
Unrealized loss on securities available for sale, net of taxes of $6.6	—	—	—	—	—	(12.3)	—	—	—	(12.3)
Realized loss on securities available for sale, net of taxes of $0.6	—	—	—	—	—	1.0	—	—	—	1.0
Unrealized loss on derivative instruments, net of taxes of $1.0	—	—	—	—	—	—	(1.9)	—	—	(1.9)
Realized loss on derivative instruments, net of taxes of $1.2	—	—	—	—	—	—	2.2	—	—	2.2

Total comprehensive income										71.1

Treasury stock purchases	—	—	—	—	—	—	—	(87.0)	—	(87.0)
Shares issued/forfeited for share-based compensation	—	—	(3.7)	(15.8)	—	—	—	49.4	(1.5)	28.4
Earned portion of share-based compensation	—	—	—	—	—	—	—	—	3.9	3.9
Tax benefit of share-based compensation	—	—	17.3	—	—	—	—	—	—	17.3
Stock options issued in connection with an acquisition	—	—	20.9	—	—	—	—	—	(8.0)	12.9

Balance, March 31, 2005	249.0	$2.5	$571.7	$1,168.3	$(15.5)	$1.0	$(0.4)	$(459.3)	$(6.5)	$1,261.8

Comprehensive income:
Net earnings	—	—	—	102.0	—	—	—	—	—	102.0
Foreign currency translation adjustment	—	—	—	—	(8.8)	—	—	—	—	(8.8)
Unrealized gain on securities available for sale, net of taxes of $0.7	—	—	—	—	—	1.7	—	—	—	1.7
Realized gain on securities available for sale, net of taxes of $0.6	—	—	—	—	—	(0.8)	—	—	—	(0.8)
Unrealized gain on derivative instruments, net of taxes of $1.0	—	—	—	—	—	—	1.8	—	—	1.8
Realized gain on derivative instruments, net of taxes of $0.8	—	—	—	—	—	—	(1.4)	—	—	(1.4)

Total comprehensive income										94.5

Treasury stock purchases	—	—	—	—	—	—	—	(411.0)	—	(411.0)
Shares issued/forfeited for share-based compensation	—	—	10.3	(5.9)	—	—	—	135.0	0.6	140.0
Earned portion of share-based compensation	—	—	—	—	—	—	—	—	3.0	3.0
Tax benefit of share-based compensation	—	—	10.5	—	—	—	—	—	—	10.5

Balance, March 31, 2006	249.0	$2.5	$592.5	$1,264.4	$(24.3)	$1.9	$—	$(735.3)	$(2.9)	$1,098.8

Comprehensive income:
Net earnings	—	—	—	215.9	—	—	—	—	—	215.9
Foreign currency translation adjustment	—	—	—	—	15.5	—	—	—	—	15.5
Unrealized gain on securities available for sale, net of taxes of $1.7	—	—	—	—	—	0.9	—	—	—	0.9
Realized gain on securities available for sale, net of taxes of $1.8	—	—	—	—	—	(3.3)	—	—	—	(3.3)

Total comprehensive income										229.0

Adoption of FAS 123(R)	—	—	(2.9)	—	—	—	—	—	2.9	—
Treasury stock purchases	—	—	—	—	—	—	—	(555.0)	—	(555.0)
Shares issued/forfeited for share-based compensation	—	—	15.0	(2.3)	—	—	—	188.8	—	201.5
Share-based compensation expense	—	—	43.3	—	—	—	—	—	—	43.3
Tax benefit of share-based compensation	—	—	31.5	—	—	—	—	—	—	31.5

Balance, March 31, 2007	249.0	$2.5	$679.4	$1,478.0	$(8.8)	$(0.5)	$—	$(1,101.5)	$—	$1,049.1

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2007	2006	2005
	(In millions)
Cash flows from operating activities:
Net earnings	$215.9	$102.0	$75.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
In-process research and development	—	—	4.0
Depreciation and amortization	160.8	205.1	221.7
Impairment of goodwill	—	—	3.7
Deferred income tax provision (benefit)	22.0	(1.2)	(33.4)
Share-based compensation expense	41.6	3.0	3.9
Other	(8.2)	(1.2)	(5.4)
Changes in operating assets and liabilities, net of acquisitions:
Trade finance receivables	(49.7)	70.5	54.1
Trade accounts payable	(32.4)	36.6	6.3
Deferred revenue	97.7	(14.9)	222.6
Finance payables	(27.4)	45.2	(7.5)
Other operating assets and liabilities	(0.2)	(24.2)	(43.4)

Net cash provided by operating activities	420.1	420.9	501.9

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired, and other investments	(145.2)	(9.4)	(266.1)
Purchases of marketable securities	(1,139.0)	(291.8)	(190.9)
Proceeds from maturities/sales of marketable securities	961.3	315.9	330.5
Purchases of property and equipment	(33.7)	(24.1)	(57.7)
Capitalization of software development costs	(53.5)	(56.7)	(61.7)
Other investing activities	4.2	6.1	11.3

Net cash used in investing activities	(405.9)	(60.0)	(234.6)

Cash flows from financing activities:
Treasury stock acquired	(555.0)	(411.0)	(87.0)
Proceeds from sale leaseback transaction	291.9	—	—
Repayment of debt acquired	(5.0)	—	—
Payments on capital leases	(6.1)	(7.1)	(5.1)
Excess tax benefit from share-based compensation	28.6	—	—
Proceeds from stock option exercises and other	201.6	140.0	28.4

Net cash used in financing activities	(44.0)	(278.1)	(63.7)

Effect of exchange rate changes on cash	7.4	3.0	4.2

Net change in cash and cash equivalents	(22.4)	85.8	207.8
Cash and cash equivalents, beginning of year	905.9	820.1	612.3

Cash and cash equivalents, end of year	$883.5	$905.9	$820.1

Supplemental disclosure of cash flow information:
Cash paid for interest	$1.5	$1.7	$2.0
Cash paid for income taxes, net of amounts refunded	$55.2	$56.0	$12.8
The accompanying notes are an integral part of these consolidated financial statements.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
Nature of Operations
BMC Software, Inc. (the Company or BMC Software) develops software that provides systems and service management solutions primarily for large enterprises. BMC Software markets and sells its products in most major world markets directly through its sales force and indirectly through channel partners, including resellers, distributors and systems integrators. The Company also provides maintenance and support for its products and performs software implementation, integration and education services for its customers.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of BMC Software, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2007 and 2006, the Company’s cash equivalents were comprised primarily of money market funds and commercial paper. The Company’s cash equivalents are subject to potential credit risk. The Company’s cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.
Marketable Securities
Management determines the appropriate classification of investments in marketable debt and equity securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. At March 31, 2007 and 2006, the Company’s marketable securities are comprised primarily of debt securities that are classified as available-for-sale and recorded at their fair market values, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss. Realized gains and losses are recorded in interest and other income, net, in our consolidated statements of operations. Realized and unrealized gains and losses are calculated using the specific identification method. Marketable securities with remaining maturities of twelve months or less from the balance sheet date are classified as short-term marketable securities. Marketable securities with remaining maturities of more than twelve months from the balance sheet date are classified as long-term marketable securities.
Trade and Finance Receivables
In the ordinary course of business, the Company extends credit to its customers. Trade receivables and those finance receivables that the Company has the intent and ability to hold are recorded at their outstanding principal balances, adjusted for interest receivable to date, if applicable, and adjusted by the allowance for doubtful accounts. Interest income on finance receivables is recognized using the effective interest method and is presented as interest and other income, net in the consolidated statements of operations. In estimating the allowance for doubtful accounts, the Company considers the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer-specific information. When the Company ultimately concludes that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of March 31, 2007 and 2006, the allowance for doubtful trade accounts receivable was $2.3 million and $3.9 million, respectively, and the allowance for doubtful trade finance receivables was $0.2 million and $0.3 million, respectively. For the years ended March 31, 2007, 2006 and 2005, the provision for bad debts was $(0.6) million, $(2.0) million and $(5.4) million, respectively, and the amounts charged against the allowance for doubtful accounts were $1.1 million, $1.6 million and $1.1 million, respectively.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Most of the Company’s finance receivables are transferred to financial institutions. Such transfers are executed on a non-recourse basis through individual transfers, as discussed further in Note 4. Finance receivables to be transferred are recorded at the lower of outstanding principal balance, adjusted for interest receivable to date, or fair value, as determined on an individual receivable basis. As such finance receivables are typically transferred less than three months after origination, the outstanding principal balance typically approximates fair value. Finance receivables to be transferred as of March 31, 2007 and 2006, respectively, have been aggregated with current and long-term finance receivables in the accompanying consolidated balance sheets at those dates.
Long-Lived Assets
Property and Equipment
Property and equipment are stated at cost. Depreciation on property and equipment, with the exception of leasehold improvements, is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated respective useful lives of the assets, which range from three to ten years.
Costs incurred to develop internal-use software during the application development stage are capitalized and are stated at cost, and are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred.
Intangible Assets
Intangible assets consist principally of acquired technology, customer relationships and tradenames recorded in connection with the Company’s business combinations. Intangible assets are stated at cost and amortized on a straight-line basis over their respective estimated economic lives ranging from two to four years.
We periodically review our long-lived assets for impairment. We initiate reviews for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value. The Company did not recognize any such material impairment charges during the years ended March 31, 2007, 2006 or 2005.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations. We test goodwill for impairment in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the year ended March 31, 2005, in connection with the Company’s annual goodwill impairment test, management impaired $3.7 million in goodwill that was assigned to the Company’s professional services segment. The Company did not recognize any goodwill impairment during the years ended March 31, 2007 or 2006.
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

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Software Development Costs
Costs of software developed internally for licensing to third-parties are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized through the general release of the software products and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized software development costs are amortized on a straight-line basis over the products’ respective estimated economic lives, which are typically three years. The amortization of capitalized software development costs, including amounts accelerated for products that were not expected to generate sufficient future revenue to realize their carrying values, is included in cost of license revenue in the consolidated statements of operations. During the years ended March 31, 2007, 2006 and 2005, amounts capitalized were $55.4 million, $56.7 million and $61.7 million, respectively, and amounts amortized were $64.2 million, $71.1 million and $74.9 million, respectively.
Foreign Currency Translation and Risk Management
The Company operates globally and the functional currency for the majority of its non-U.S. enterprises is the local currency. Financial statements of these foreign operations are translated into U.S. dollars using the rates of exchange in effect at the balance sheet dates. Revenue and expenses are translated using rates that approximate those in effect during the period. Translation adjustments are included in accumulated other comprehensive loss within stockholders’ equity. The Company’s U.S. dollar net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize the Company’s risk from changes in foreign currency exchange rates, the Company utilizes certain derivative financial instruments.
The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These standards require that every derivative instrument be recorded in the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction. The Company classifies cash flows from its qualifying hedging derivative instruments as cash flows from operating activities in the same category as the cash flows from the hedged items.
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
Revenue Recognition
Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor-specific objective evidence (VSOE) of the fair value of undelivered elements exists. As substantially all of the Company’s software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. The Company has established VSOE of the fair value of maintenance through independent maintenance renewals, which demonstrate a consistent relationship of pricing maintenance as a percentage of the discounted or undiscounted license list price. VSOE of the fair value of professional services is established based on daily rates when sold on a stand-alone basis.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is unable to establish VSOE of fair value for all undelivered elements in arrangements that include software products for which maintenance pricing is based on both discounted and undiscounted license list prices, certain arrangements that include unlimited licensing rights and certain arrangements that contain rights to future unspecified software products as part of the maintenance offering. If VSOE of fair value of one or more undelivered elements does not exist, license revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value can be established, or if the deferral is due to the factors described above, license revenue is recognized ratably over the maintenance term in the arrangement.
In its time-based license agreements, the Company is unable to establish VSOE of fair value for undelivered maintenance elements because the contractual maintenance terms in these arrangements are the same duration as the license terms, and VSOE of fair value of maintenance cannot be established. Accordingly, license fees in time-based license arrangements are recognized ratably over the term of the arrangement.
Maintenance revenue is recognized ratably over the term of the maintenance arrangements, which primarily range from one to three years.
Professional services revenue, which principally relates to implementation, integration and training services associated with the Company’s products, is derived under both time-and-material and fixed fee arrangements and in most instances is recognized on a proportional performance basis. If no discernable customer deliverable exists until the completion of the professional services, the Company applies the completed performance method and defers the recognition of professional services revenue until completion of the services. Services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification, or customization of the Company’s software products and are not otherwise considered to be essential to the functionality of such products. In arrangements where the professional services do not qualify for separate accounting from the license elements, the combined software license and professional services revenue are recognized based on contract accounting using either the percentage-of-completion or completed-contract method.
The Company also executes arrangements through resellers, distributors and systems integrators (collectively, channel partners) in which the channel partners act as the principals in the transactions with the end users of the Company’s products and services. In license arrangements with channel partners, title and risk of loss pass to the channel partners upon execution of the Company’s arrangement with them and the delivery of the Company’s products to the channel partner. The Company recognizes revenue from transactions with channel partners on a net basis (the amount actually received by the Company from the channel partners) when all other revenue recognition criteria are satisfied. The Company does not offer right of return, product rotation or price protection to any of its channel partners.
Revenue from license and maintenance transactions that are financed are generally recognized in the same manner as those requiring current payment, as the Company has a history of offering installment contracts to customers and successfully enforcing original payment terms without making concessions. In arrangements where the fees are not considered to be fixed or determinable, the Company recognizes revenue when payments become due under the arrangement. If the Company determines that a transaction is not probable of collection or a risk of concession exists, the Company does not recognize revenue in excess of the amount of cash received.
The Company is required to charge certain taxes on its revenue transactions. These amounts are not included in revenue. Instead, the Company records a liability when the amounts are collected and relieves the liability when payments are made to the applicable government agency.
Costs of License and Maintenance Revenue
Cost of license revenue is primarily comprised of (i) the amortization of capitalized software costs for products developed internally for licensing to third-parties, (ii) amortization of acquired technology for products acquired through business combinations, (iii) license-based royalties to third parties and (iv) production and distribution costs for initial product licenses.
The cost of maintenance revenue is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance and support services to the Company’s customers.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales Commissions
The Company pays commissions to its direct sales force related to revenue transactions under commission plans established annually. The Company defers sales commissions that are directly related to license and maintenance revenue that is deferred. After initial deferral, these commissions are recognized as selling and marketing expenses in the consolidated statements of operations over the terms of the related customer contracts, in proportion to the recognition of the associated revenue. The commission payments, which are typically paid in full in the month following execution of the customer contracts, are a direct and incremental cost of the revenue arrangements. Deferred commissions as of March 31, 2007 and 2006 were $55.4 million and $50.0 million, respectively.
Share-Based Compensation
Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(Revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective method. Under this transition method, compensation cost recognized in the twelve months ended March 31, 2007, includes compensation cost for all share-based payments granted through March 31, 2006, but for which the requisite service period had not been completed as of March 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with SFAS No. 123(R), compensation cost is recognized only for those awards that are expected to vest, whereas, prior to the adoption of SFAS No. 123(R), the Company recognized forfeitures as they occurred. The Company uses the straight-line attribution method to allocate share-based compensation costs over the service period of the award.
Prior to April 1, 2006, the Company accounted for stock option plans using the intrinsic value method under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as permitted by SFAS No. 123, under which no compensation expense was generally recognized by the Company for stock option grants as the exercise price of the Company’s options granted was equal to the quoted market price of the common stock on the date of grant, except in limited circumstances when stock options were exchanged in business combinations. Accordingly, share-based compensation expense related to the Company’s stock options was included as a pro forma disclosure in the notes to the consolidated financial statements and continues to be provided for periods prior to fiscal 2007.
Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses be reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the Company beginning in fiscal 2009. The Company has not determined whether it will elect to measure items within the scope of SFAS No. 159 at fair value and, as a result, has not assessed the potential impacts of adoption on its current accounting policies and procedures or consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions, including SFAS 123(R), among other pronouncements. SFAS No. 157 is effective for the Company beginning in fiscal 2009. The Company has not determined whether the adoption of SFAS No. 157 will have a material effect on its consolidated financial position, results of operations or cash flows.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and provides that the benefit of a tax position taken or expected to be taken on a tax return not be recognized in the financial statements unless that position is more likely than not of being sustained by the taxing authority. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of April 1, 2007, and currently does not expect the adoption to have a material effect on its consolidated financial position or results of operations.
(2) Business Combinations
Identify Software Acquisition
In May 2006, the Company acquired all of the outstanding shares of Identify Software Ltd. (Identify Software), a global provider of application problem resolution software, for $150.0 million in cash. The Company also incurred approximately $0.6 million in direct acquisition costs. Identify Software’s operating results have been included in the Company’s consolidated financial statements since the acquisition date as part of the Enterprise Service Management segment. The addition of Identify Software’s solutions to the Company’s transaction management strategy provides customers with enhanced application and problem resolution capabilities, enabling them to pinpoint the cause of transaction breakdowns. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of Identify Software. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

May 10,
2006
(In millions)
Current assets	$13.8
Property and equipment	0.9
Other intangible assets	12.7
Acquired technology	26.2
Goodwill	96.5
Other assets	15.4

Total assets acquired	165.5

Liabilities assumed	(14.9)

Net assets acquired	$150.6

The acquired identifiable intangible assets include $26.2 million of acquired technology and $12.7 million of customer relationships, trademarks and tradenames, with a weighted average economic life of three years.
The goodwill recorded was assigned to the Enterprise Service Management segment and a majority of such goodwill is expected to be deductible for tax purposes. Factors that contributed to a purchase price that resulted in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future versions of acquired technology, support personnel to provide the maintenance services related to the products and a trained sales force capable of selling current and future versions of acquired products, the opportunity to cross-sell Identify Software and BMC Software products to existing customers and the positive reputation that Identify Software has in the market.
OpenNetwork Acquisition
In March 2005, the Company acquired certain assets and assumed certain liabilities of OpenNetwork Technologies, Inc. The aggregate purchase price was $18.4 million in cash, including direct deal costs, and was allocated as follows: $5.7 million to acquired technology with a weighted average estimated life of three years, $2.9 million to customer relationships with a weighted average estimated life of three years, $8.4 million to goodwill, $0.8 million to in-process research and development and $0.6 million to tangible assets acquired, net of liabilities assumed. The goodwill recorded in connection with this acquisition has been allocated to each of our Enterprise Service Management and Mainframe Service Management segments is deductible for income tax purposes.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Calendra Acquisition
In January 2005, the Company acquired all the outstanding shares of Calendra, SA. The aggregate purchase price was $34.0 million in cash, including direct deal costs, and was allocated as follows: $5.3 million to acquired technology with a weighted average estimated life of three years, $2.4 million to customer relationships with a weighted average estimated life of three years, $23.2 million to goodwill, $3.0 million to in-process research and development and $0.1 million to tangible assets acquired, net of liabilities assumed. The goodwill recorded in connection with this acquisition has been allocated to our Enterprise Service Management and is not deductible for income tax purposes.
Marimba Acquisition
In July 2004, the Company acquired all of the outstanding shares of Marimba, Inc. (Marimba) for cash of $230.3 million and exchanged 2.3 million BMC Software common stock options with a fair value of $20.9 million for all of Marimba’s outstanding options. Marimba focuses on IT asset discovery and asset change and configuration management, which strengthened the Company’s Business Service Management related offerings. The fair value of the options issued is included in the aggregate purchase price for the acquisition and was determined using the Black-Scholes option pricing model and the average market price of the Company’s common shares over the five-day period up to and including the closing date of the acquisition. The aggregate purchase price was $255.3 million, including direct costs of the transaction. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets and liabilities of Marimba. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

Of the $40.2 million of acquired intangible assets, $38.4 million of those assets have an estimated weighted-average useful life of 3.5 years, and include $20.0 million of acquired technology with an estimated weighted-average economic life of three years and $18.4 million of customer relationships with an estimated weighted-average useful life of four years. The estimated fair value of acquired technology, which consists of products that have reached technological feasibility, primarily relates to Marimba’s Report Center and Application Management products and the infrastructure over which all Marimba products are developed. Customer relationships represent the benefit to be derived from Marimba’s existing license, maintenance and professional services customer base. At the acquisition date, there were no projects that had progressed to a degree that would enable the fair value of the in-process research and development to be estimated with reasonable reliability, and therefore, no value was allocated to in-process research and development.
The $147.4 million of goodwill was assigned to the Enterprise Service Management segment and none of that amount is expected to be deductible for tax purposes. Factors that contributed to a purchase price that results in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future Marimba technology, support personnel to provide the maintenance services related to Marimba products and a trained sales force capable of selling current and future Marimba products, the opportunity to cross-sell Marimba and BMC Software products to existing customers and the positive reputation that Marimba has in the market.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Acquisitions
The Company completed other smaller acquisitions during the years ended March 31, 2006 and 2005, which were accounted for under the purchase method. The aggregate purchase prices for these transactions totaled $5.3 million and $8.9 million, respectively. The operating results of the acquired companies have been included in the Company’s consolidated financial statements since each of the companies’ respective acquisition dates.
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
In making its purchase price allocations to assumed maintenance obligations at the acquisition dates, the Company estimated the fair values of these obligations to be the cost expected to be incurred to perform the obligations under the maintenance contracts, plus a reasonable profit associated with the performance effort. The reasonable profit was estimated based on profit percentages excluding selling costs for comparable companies in the IT service industry. The fair value of these obligations was recorded as deferred maintenance revenue and is recognized as maintenance revenue from the acquisition date over the terms of the assumed maintenance agreements.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Financial Instruments
Marketable Securities
The following tables summarize the composition of the Company’s marketable securities, all of which are classified as available for sale, at March 31, 2007 and 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
March 31, 2007
Maturities within 1 year:
Municipal bonds	$59.6	$—	$(0.1)	$59.5
Agency bonds	19.9	—	(0.3)	19.6
Corporate bonds	43.4	—	(0.2)	43.2
Foreign debt securities	8.1	—	—	8.1
Commercial paper	272.1	—	—	272.1
Treasuries	10.0	—	—	10.0

Total maturities within 1 year	$413.1	$—	$(0.6)	$412.5

Maturities from 1-5 years:
Municipal bonds	$13.8	$—	$(0.3)	$13.5
Agency bonds	34.3	0.6	(0.7)	34.2
Corporate bonds	92.5	1.7	(2.1)	92.1
Foreign debt securities	9.9	0.1	(0.2)	9.8
Treasuries	40.0	0.1	—	40.1
Mutual funds and other	19.8	1.9	(0.3)	21.4

Total maturities from 1-5 years	$210.3	$4.4	$(3.6)	$211.1

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
March 31, 2006
Maturities within 1 year:
Municipal bonds	$10.1	$—	$(0.1)	$10.0
Agency bonds	4.0	—	—	4.0
Corporate bonds	57.5	0.5	(0.1)	57.9
Foreign debt securities	32.7	0.2	(0.2)	32.7
Mortgage securities	49.9	3.0	—	52.9

Total maturities within 1 year	$154.2	$3.7	$(0.4)	$157.5

Maturities from 1-5 years:
Municipal bonds	$31.0	$—	$(0.4)	$30.6
Agency bonds	53.9	0.9	(1.9)	52.9
Corporate bonds	151.1	2.8	(4.5)	149.4
Foreign debt securities	25.9	0.3	(0.5)	25.7
Mutual funds and other	19.2	2.7	(0.2)	21.7

Total maturities from 1-5 years	$281.1	$6.7	$(7.5)	$280.3

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrealized losses on marketable securities at March 31, 2007 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions)
Agency bonds	$—	$—	$53.8	$(1.0)	$53.8	$(1.0)
Corporate bonds	14.9	—	106.9	(2.3)	121.8	(2.3)
Foreign debt securities	8.0	—	9.8	(0.2)	17.8	(0.2)
Municipal bonds	—	—	30.1	(0.4)	30.1	(0.4)
Treasuries	20.0	—	—	—	20.0	—
Mutual funds and other	13.2	(0.1)	3.9	(0.2)	17.1	(0.3)

Total	$56.1	$(0.1)	$204.5	$(4.1)	$260.6	$(4.2)

The Company has reviewed its gross unrealized loss positions at March 31, 2007, which are primarily attributable to changes in market interest rates, and believes that such loss positions are temporary. In making this determination, the Company primarily considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and the Company’s ability to hold the investments to maturity.
Proceeds from the sale of available-for-sale securities, gross realized gains and gross realized losses were as follows:

	Year Ended March 31,
	2007	2006	2005
	(In millions)
Proceeds from sales	$112.0	$38.8	$151.5
Gross realized gains	6.1	1.4	1.2
Gross realized losses	(1.0)	(0.1)	(2.8)
Derivative Financial Instruments
The Company primarily uses forward exchange contracts and purchased option contracts to manage its foreign currency exchange risk. Forward exchange contracts are used to offset its exposure to certain foreign currency denominated assets and liabilities. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of each month. These forward exchange contracts are not designated as hedges, and therefore, the changes in the fair values of these derivatives are recognized currently in earnings and are reported in general and administrative expenses as a component of operating expenses, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities. The fair value associated with these forward exchange contracts at March 31, 2007 and 2006 was not material. General and administrative expenses included $(2.7) million, $0.8 million and $(0.5) million for the fiscal years 2007, 2006 and 2005, respectively, related to unhedged foreign exchange exposures and derivative financial instruments.
Forward exchange contracts are used by the Company to hedge the fair value of certain available-for-sale debt securities. At inception, these derivatives are expected to be highly effective and are designated as fair value hedges under SFAS No. 133, and the Company assesses the effectiveness of these derivative instruments on an ongoing basis. The amount excluded in the assessment of the hedge effectiveness was immaterial. The fair value associated with these forward exchange contracts at March 31, 2007 was immaterial. The changes in fair value of these derivatives are recognized currently in earnings and are reported in interest and other income, net. For fiscal year 2007, interest and other income, net included $2.4 million related to unhedged foreign exchange exposures and derivative financial instruments.
The Company is exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but it does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, the Company diversifies this risk across several counterparties and utilizes netting agreements to mitigate the counterparty credit risk.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Trade Finance Receivables
In the ordinary course of business, the Company extends credit to its customers. A substantial portion of the trade finance receivables entered into by the Company are transferred to financial institutions. Trade receivables and those finance receivables that the Company has the intent and ability to hold are recorded at their outstanding principal balances, adjusted for interest receivable to date, if applicable, and adjusted by the allowance for doubtful accounts. Interest income on finance receivables is recognized using the effective interest method and is recorded as interest and other income, net in the consolidated statements of operations. Interest income on these financed receivables was $13.9 million, $18.1 million and $23.1 million in fiscal 2007, 2006 and 2005, respectively.
Finance receivables to be transferred are recorded at the lower of outstanding principal balance, adjusted for interest receivable to date, or fair value, as determined on an individual receivable basis. As such finance receivables are typically transferred less than three months after origination, the outstanding principal balance typically approximates fair value. Such transfers are executed on a non-recourse basis through individual transfers. Finance receivables to be transferred as of March 31, 2007 and 2006, respectively, have been aggregated with current and long-term finance receivables in the accompanying consolidated balance sheets at those dates.
The Company utilizes financial subsidiaries in these finance receivables transfers. These entities are consolidated in the Company’s financial position and results of operations. The Company records such transfers as sales of the related accounts receivable when the Company is considered to have surrendered control of such receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the years ended March 31, 2007, 2006 and 2005, the Company transferred finance receivables of $174.2 million, $160.9 million and $247.4 million, respectively, which approximated fair value, to financial institutions on a non-recourse basis.
(5) Property and Equipment
A summary of property and equipment is as follows:

	March 31,
	2007	2006
	(In millions)
Land	$—	$26.8
Buildings and leasehold improvements	43.5	329.9
Computers, software, furniture and equipment	411.7	363.4
Projects in progress	5.8	9.5

	461.0	729.6
Less accumulated depreciation and amortization	(372.7)	(377.5)

Net property and equipment	$88.3	$352.1

The property and equipment includes computer equipment procured by the Company under capital lease arrangements with net book values of $8.7 million and $15.4 million (net of $12.6 million and $5.8 million in accumulated amortization) at March 31, 2007 and 2006, respectively.
Depreciation expense recorded during the years ended March 31, 2007, 2006 and 2005 was $44.8 million, $57.9 million and $69.5 million, respectively.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) Intangible Assets and Goodwill
Intangible assets as of March 31, 2007 and 2006 are as follows:

	As of March 31,
	2007		2006
	Gross		Gross
	Carrying	Net Book	Carrying	Net Book
	Amount	Value	Amount	Value
	(In millions)
Acquired technology	$369.2	$26.8	$341.6	$23.7
Customer relationships	119.7	16.7	107.0	17.5
Tradenames and trademarks	28.3	0.8	26.9	12.2
Other	—	—	0.7	0.1

Total intangible assets	$517.2	$44.3	$476.2	$53.5

Amortization of acquired technology totaling $25.4 million, $44.4 million and $54.4 million is included in cost of license revenue in the consolidated statements of operations for the years ended March 31, 2007, 2006 and 2005, respectively. Amortization of other intangible assets is included in the separate caption “amortization of intangible assets” in the consolidated statements of operations.
Future amortization expense associated with the Company’s intangible assets existing as of March 31, 2007 is expected to be as follows:

Year
Ending
March 31,
(In millions)
2008	$27.0
2009	15.8
2010	1.5
As discussed in Note 13, the Company re-segmented its organization into three operating segments at the beginning of fiscal 2007. Goodwill has been reallocated to the two primary operating segments and prior periods have been conformed to this presentation. Changes in the carrying amount of goodwill for the years ended March 31, 2007 and 2006 by operating segment were as follows:

	Enterprise	Mainframe
	Service	Service	Professional
	Management	Management	Services	Total
	(In millions)
Balance as of March 31, 2005	$490.4	$69.3	—	$559.7
Goodwill acquired during the year	1.9	—	—	1.9
Effect of exchange rate changes	(3.9)	—	—	(3.9)
Pre-acquisition tax contingency adjustment	1.0	2.7	—	3.7

Balance as of March 31, 2006	$489.4	$72.0	$—	$561.4

Goodwill acquired during the year	$96.5	$—	—	$96.5
Effect of exchange rate changes	12.6	—	—	12.6

Balance as of March 31, 2007	$598.5	$72.0	$—	$670.5

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) Deferred Revenue
Deferred revenue is comprised of deferred maintenance, license and professional services revenue. Deferred maintenance revenue is not recorded on arrangements with trade payment terms until the related maintenance fees have been collected. The components of deferred revenue as of March 31, 2007 and 2006 are as follows:

	March 31,
	2007	2006
	(In millions)
Current:
Maintenance	$610.6	$587.6
License	239.0	203.0
Professional services and other	18.1	18.2

Total current deferred revenue	867.7	808.8

Long-term:
Maintenance	591.8	587.5
License	265.4	229.3
Professional services and other	4.1	2.7

Total long-term deferred revenue	861.3	819.5

Total deferred revenue	$1,729.0	$1,628.3

(8) Income Taxes
The income tax provision for the years ended March 31, 2007, 2006 and 2005 consists of the following:

	Year Ended March 31,
	2007	2006	2005
	(In millions)
Current:
Federal	$19.6	$61.6	$36.5
State	2.0	1.3	4.6
Foreign	41.1	40.1	15.2

Total current	62.7	103.0	56.3

Deferred:
Federal	24.3	(6.0)	(40.7)
State	1.6	0.1	(6.7)
Foreign	(3.9)	4.7	14.0

Total deferred	22.0	(1.2)	(33.4)

Income tax provision	$84.7	$101.8	$22.9

The foreign income tax provision is based on foreign pre-tax earnings of $120.3 million, $272.6 million and $193.9 million for the years ended March 31, 2007, 2006 and 2005, respectively. The federal income tax provision includes the U.S. tax effects of certain foreign entities that are treated as a branch of the U.S. entity for tax purposes and therefore their earnings are included in the U.S. consolidated income tax return.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of income tax computed at the U.S. federal statutory rate of 35% to reported income tax expense for the years ended March 31, 2007, 2006 and 2005 is follows:

	Year Ended March 31,
	2007	2006	2005
	(In millions)
Expense computed at U.S. statutory rate	$105.2	$71.3	$34.4
Effect of foreign rate differentials	(18.3)	0.3	4.5
Extraterritorial income exclusion	(6.2)	(1.1)	(2.0)
State income taxes, net of federal benefit	3.6	0.8	(1.4)
Change in valuation allowance	1.8	(2.4)	(26.7)
Repatriation of foreign earnings under the American Jobs Creation Act	—	35.5	—
Non-recurring adjustment to net tax liabilities	—	—	11.1
Other, net	(1.4)	(2.6)	3.0

	$84.7	$101.8	$22.9

During the year ended March 31, 2006, the Company repatriated certain foreign earnings that were subject to a special one-time deduction of 85% of the repatriated earnings. Federal and state taxes of $35.5 million associated with this repatriation were recorded during the year. During the year ended March 31, 2005, the Company recorded a non-recurring income tax expense of $11.1 million to adjust its aggregate net liabilities for income taxes, withholding taxes and income tax exposures that were found to be understated after an analysis of all of its income tax accounts in the first quarter of that year.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the related amounts recognized for income tax purposes. Significant components of deferred tax assets and liabilities as of March 31, 2007 and 2006 are as follows:

	March 31,
	2007	2006
	(In millions)
Deferred tax assets:
Acquired research and development	$85.8	$96.5
Deferred revenue	47.7	93.3
Tax credit carryforwards	30.8	25.1
Net operating loss carryforwards	27.7	8.0
Stock compensation plans	9.9	0.7
Deferred compensation plan	9.8	8.3
State taxes	8.3	10.7
Deferred gains	7.7	—
Other	36.5	25.5

Total gross deferred tax asset	264.2	268.1
Valuation allowance	(13.2)	(6.7)

Total deferred tax asset	251.0	261.4
Deferred tax liabilities:
Software development costs	(36.9)	(40.4)
Depreciation	(2.5)	(15.6)
Other	(23.0)	(7.7)

Total deferred tax liability	(62.4)	(63.7)

Net deferred tax asset	$188.6	$197.7

As reported:
Other current assets	$69.9	$43.4

Other long-term assets	$118.7	$154.3

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In evaluating the Company’s ability to realize its deferred tax assets, the Company considers all available evidence, both positive and negative, including its past operating results, tax planning strategies and forecasts of future taxable income. In considering these sources of taxable income, the Company must make certain assumptions and judgments that are based on the plans and estimates used to manage its underlying business. Changes in the Company’s assumptions, plans and estimates may materially impact income tax expense. The Company can support a large portion of its net deferred tax assets through prudent and feasible tax planning strategies that would result in the realization of deferred tax assets. The Company’s tax planning strategies primarily involve the acceleration of royalty and cost-sharing payments under agreements that are currently in place between the Company and its foreign affiliates. Under these agreements, the acceleration of such payments is at the Company’s sole discretion. Each year the Company must evaluate the amount of domestic deferred tax assets that could be supported by the acceleration of these taxable income streams. In the Company’s evaluation, it also considers negative evidence such as its inability to carryback losses to earlier tax years. After an evaluation of both the positive and negative evidence, the Company concluded that a valuation allowance is not required except for certain specific items discussed below.
During the year ended March 31, 2005, the Company recorded a $26.7 million tax benefit as part of the total income tax expense for the year, related to the reversal of the valuation allowance previously recorded against its net deferred tax assets. The Company also reduced its valuation allowance and recorded an increase to additional paid-in capital of $13.8 million for tax benefits attributable to non-qualified stock option exercises in prior years that resided in the net operating loss carryforwards that were utilized during the year ended March 31, 2005.
Upon entering into a definitive agreement to sell its headquarters campus, the Company reduced its valuation allowance at March 31, 2006 by $2.6 million as the Company determined that this planned sale would generate sufficient capital gain income to offset capital loss carryforwards for which the Company previously maintained a valuation allowance.
The Company maintains a valuation allowance against a research and development credit acquired as part of the Marimba acquisition due to various uncertainties regarding the utilization of this specific asset. During the year ended March 31, 2005, the Company increased this valuation allowance by $2.7 million and recorded a corresponding increase to goodwill related to this acquired asset. If this valuation allowance is reduced in a future year, a corresponding reduction to goodwill would be recognized. In addition, there are valuation allowances that have been recorded against various net operating losses in state and foreign jurisdictions because the Company does not currently anticipate it will be able to utilize these net operating losses.
Aggregate unremitted earnings of certain foreign subsidiaries for which U.S. federal income taxes have not been provided were $139.1 million and $82.6 million at March 31, 2007 and 2006, respectively. Deferred income taxes have not been provided on these earnings because the Company considered them to be indefinitely re-invested. If these earnings were repatriated to the United States or they were no longer determined to be indefinitely re-invested, the Company would have to record a potential deferred tax liability for these earnings of approximately $45.5 million, assuming full utilization of the foreign tax credit associated with these earnings. At March 31, 2007, the Company had a deferred tax asset of $1.3 million related to excess foreign tax credits that are available to offset its U.S. income tax on the earnings it does not consider indefinitely re-invested.
As of March 31, 2007, the Company has foreign tax credit carryforwards of $22.0 million that will expire between 2010 and 2017 and research and development tax credit carryforwards of $5.7 million (net of a $2.8 million valuation allowance) that will expire in 2020 and 2021. The Company has state net operating loss carryforwards of $80.3 million and foreign net operating losses of $11.0 million, which expire between 2008 and 2027, that it believes will be utilized. In addition, the Company has other state and foreign net operating losses that it does not believe will be utilized and therefore has not recorded a deferred tax asset related to these losses.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company carries out its business operations through legal entities in the U.S. and multiple foreign jurisdictions. These jurisdictions require that the Company file corporate income tax returns that are subject to U.S., state and foreign tax laws. The Company is subject to routine corporate income tax audits in these multiple jurisdictions. The Company’s provision for income taxes includes amounts intended to satisfy income tax assessments that may result from the examination of the Company’s corporate tax returns that have been filed in these jurisdictions when the Company determines that the related tax contingency meets the probable and estimable criteria of SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). The Company also faces other general income tax exposures related to domestic and foreign income tax issues that do not meet the probable and/or estimable criteria of SFAS No. 5 and, therefore, no accrual has been made for these items. The amounts ultimately paid upon resolution of these contingencies or general exposures could be materially different from the amounts included in the provision for income taxes and result in additional tax benefit or expense depending on the ultimate outcome.
The Company has finalized all outstanding issues associated with Internal Revenue Service (IRS) examinations of the Company’s U.S. federal income tax returns through the year ended March 31, 2001. The IRS has completed its examination of the Company’s U.S. federal income tax returns for the years ended March 31, 2002 and 2003 and issued its revenue agent report in December 2005. The Company has contested the adjustments included in the revenue agent report and commenced settlement discussions with the IRS in July 2006. The IRS has also commenced an examination of the Company’s federal income tax returns for the tax years ended March 31, 2004 and 2005, which remains in process. The Company believes adequate provisions for income taxes have been made and the ultimate resolution of these matters will not have a material adverse impact on the Company’s consolidated financial position or results of operations.
In December 2006, the Company and the Israeli Tax Authorities settled all issues raised in prior audits of various Israeli affiliates of the Company that covered the tax years 1998 through 2002. The settlement did not have a material adverse impact on the Company’s consolidated financial position or results of operations.
In June 2006, in response to a filing by the Company seeking clarification as to whether a tax applies to the remittance of software payments from its Brazilian operations, a lower level Brazilian court denied the Company’s request for a preliminary injunction and published an unfavorable decision. The Company is appealing this initial decision. In February 2007, a law was enacted that clarified that this particular tax did not apply to the remittance of software payments, retroactive to January 1, 2006. The Company continues to pursue a favorable resolution on this matter for years prior to January 1, 2006, and believes it will ultimately prevail based on the merits of the position. However, the Company cannot predict the timing and ultimate resolution of this matter for years prior to January 1, 2006.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) Share-Based Compensation
The Company has numerous share-based compensation plans. The plans authorize, among other types of awards, (i) the discretionary granting of stock options to employees and non-employee board members for the purchase of shares of the Company’s common stock and (ii) the discretionary issuance of common stock directly. The discretionary issuance of common stock, nonvested stock and stock options generally contain vesting provisions ranging from one to four years. The term of each stock option is no more than ten years from the date of grant. Prior to April 1, 2006, the Company typically granted options which vested quarterly over a four year period and had a term of ten years. Beginning in fiscal 2007, the Company granted options which generally vested monthly over four years and had a term of six years. Options granted to non-employee board members generally have ten year terms and become fully vested on the one year anniversary of the grant date. As of March 31, 2007, there were 11.2 million shares available for future share-based awards. Prior to fiscal 2007, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123.
The Company’s income before income taxes for fiscal 2007 was lower by $39.8 million and net income was lower by $27.6 million, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. For the same period, basic earnings per share was $0.14 lower and diluted earnings per share was $0.13 lower, due to the Company adopting SFAS No. 123(R).
Prior to adopting SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. As the Company elected to use the alternative transition election described in FASB Staff Position No. 123(R)-3, “Transition Election Related to the Accounting for Tax Effects of Share-Based Payment Awards,” all tax benefits realized related to tax deductible awards which were fully vested as of April 1, 2006 are recognized as excess tax benefits for statement of cash flow presentation purposes. As a result, $28.6 million of excess tax benefits for fiscal 2007 have been classified as a financing cash inflow which would have been classified as an operating cash inflow had the Company not adopted SFAS No. 123(R).
The Company granted 3.0 million, 6.1 million and 8.8 million stock options, and 1.5 million, less than 0.1 million and 0.2 million shares of nonvested stock during fiscal 2007, 2006 and 2005, respectively. There were no significant modifications made to any share-based grants during these periods.
The Company also has an employee stock purchase plan which permits employees to acquire shares of the Company’s stock at a 15% discount to the lower of the market price at the beginning or end of a 6-month offer period.
Accounting for Share-Based Compensation
Share-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and on the first day of the offering period for the employee stock purchase plan. Nonvested stock fair values generally equal their intrinsic value on the date of grant.
The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flow.
As part of the adoption of SFAS No. 123(R), the Company evaluated the assumptions used in the Black-Scholes model. As a result, the Company changed its methodology for computing expected volatility and expected term. The calculation of expected volatility was changed from being based solely on historical volatility to a combination of both historical volatility and implied volatility derived from traded options on the Company’s stock in the marketplace. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility. The expected term was previously calculated based on an analysis of historical exercises of stock options. For options granted subsequent to the adoption of SFAS No. 123(R), the expected term of options granted has been derived from the simplified method allowed by SEC Staff Accounting Bulletin No. 107 due to changes in vesting terms and contractual lives of current options compared to the Company’s historical grants, as the contractual lives for awards has been reduced from ten years to six years and vesting has changed from quarterly to monthly.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company continues to base the estimate of the risk-free interest rate on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus the Company has assumed a 0% dividend yield.
As part of the requirements of SFAS No. 123(R), the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. There has been no change in estimated forfeitures in fiscal 2007.
The fair value of share-based payments was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended March 31,
	2007	2006	2005
Expected volatility	34%	53%	71%
Risk-free interest rate %	4.9%	4.1%	3.4%
Expected term (in years)	4	5	5
Dividend yield	—	—	—
A summary of the Company’s stock compensation activity with respect to fiscal 2007 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Stock Options	Shares	Price	Term	Intrinsic Value
	(In millions)		(In Years)	(In millions)
Outstanding at March 31, 2006	31.2	$20
Granted	3.0	23
Exercised	(10.7)	18
Cancelled or expired	(2.1)	22

Outstanding at March 31, 2007	21.4	$21	6	$232.1

Vested at March 31, 2007 and expected to vest	20.1	$22	5	$217.9

Exercisable at March 31, 2007	14.7	$22	5	$156.2

		Weighted-	Weighted-
		Average	Average
		Grant Date	Remaining
Nonvested Stock	Shares	Fair Value	Vesting Term
	(In millions)		(In Years)
Outstanding at March 31, 2006	151	$17
Granted	1,561	22
Vested	(53)	17
Cancelled or expired	(146)	22

Outstanding at March 31, 2007	1,513	$22	2

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in the table above are 1.5 million performance based nonvested stock awards the Company granted in fiscal 2007 to selected executives and other key employees. The awards, whose vesting is contingent upon meeting certain profitability targets in fiscal 2008 and fiscal 2009, are valued based on the fair value of the Company’s stock on the date of grant.
The following summarizes the Company’s weighted average fair value at the date of grant:

	Year Ended March 31,
	2007	2006	2005
Per grant of stock options	$8.17	$9.74	$9.64
Per grant of nonvested stock	$22	$20	$16
The following summarizes the Company’s share-based payment and stock option values (in millions):

	Year Ended March 31,
	2007	2006	2005
Intrinsic value of stock options exercised	$106.4	$41.6	$14.9
Intrinsic value of nonvested stock that vested	$1.3	$1.5	$4.2
Grant date fair value of nonvested stock that vested	$17	$16	$31
The Company’s outstanding options as of March 31, 2007, are as follows (shares in millions):

	Outstanding Options			Exercisable Options
			Weighted
			Average
		Weighted Average	Remaining		Weighted Average
Range of Exercise Prices	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$2.29 - 14.94	2.5	$14	6	2.1	$14
$14.96 – 16.60	3.4	16	7	2.3	16
$16.66 – 17.52	3.0	17	6	2.5	17
$17.70 – 19.75	2.4	19	4	2.2	19
$19.82 – 19.93	2.9	20	8	0.9	20
$20.06 – 20.84	1.5	21	5	1.4	21
$21.02 - 21.78	2.2	22	5	0.4	22
$21.78 - 45.96	2.3	33	4	1.7	36
$46.09 – 70.15	1.2	48	2	1.2	48
The Company had approximately $77.1 million of total unrecognized compensation costs related to stock options and nonvested stock at March 31, 2007 that are expected to be recognized over a weighted-average period of 2.2 years. Approximately $1.9 million was capitalized as software development costs during fiscal 2007.
The Company received cash of $193.5 million for the exercise of stock options during fiscal 2007. Cash was not used to settle any equity instruments previously granted. The Company issues shares from treasury stock upon the exercise of stock options and at the grant date for nonvested stock. The Company does not currently expect to repurchase shares from any source to satisfy such obligations.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following are the share-based compensation costs recognized in the Company’s consolidated statements of income (in millions):

Year Ended
March 31,
2007
Cost of license revenues	$0.2
Cost of maintenance revenues	5.2
Cost of professional services	1.0
Research and development expenses	6.4
Selling and marketing expenses	12.9
General and administrative expenses	15.9

Total decrease in income before taxes	41.6
Income tax benefit	(12.8)

Total share-based compensation after taxes	$28.8

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in millions, except per-share amounts):

	Year Ended March 31,
	2006	2005
Net income — as reported	$102.0	$75.3
Total share-based compensation cost, net of related tax effects included in the determination of net income as reported	2.0	2.5

The share-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(37.4)	(92.9)

Pro forma net income (loss)	$66.6	$(15.1)

Net income (loss) per share:
Basic — as reported	$0.47	$0.34
Basic — pro forma	$0.31	$(0.07)

Diluted — as reported	$0.47	$0.34
Diluted — pro forma	$0.30	$(0.07)
(10) Retirement Plans
The Company sponsors a 401(k) plan that is available to substantially all U.S. employees. Employee participants may contribute up to 35% of their annual compensation into the 401(k) plan, subject to annual IRS limitations. For each of the last three calendar plan years, the Company approved a matching contribution to match each employee’s contributions up to a maximum of $4,000 per employee. The costs of these contributions amounted to $11.1 million, $9.1 million and $11.8 million for the years ended March 31, 2007, 2006 and 2005, respectively. The Company’s matching contributions vest to the employee in increments of 25% per year beginning with the second year of employment and ending with the fifth.
The Company also sponsors a deferred compensation plan for certain eligible employees. As of March 31, 2007 and 2006, $21.4 million and $21.8 million, respectively, is included in marketable securities, with a corresponding amount included in accrued liabilities, related to obligations under this plan. Employees participating in this plan receive distributions of their respective balances based on predetermined payout schedules or other events, as defined by the plan.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Stockholders’ Equity
Earnings Per Share
In calculating basic earnings per share (EPS), net earnings is divided by the weighted average number of common shares outstanding for the period. For diluted EPS, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock is reflected in the weighted average number of common shares. The treasury stock method is used whereby the outstanding stock options and unearned nonvested stock are considered potential common shares. For the years ended March 31, 2007, 2006 and 2005, the treasury stock method effect of 5.4 million, 13.5 million and 23.9 million weighted options, respectively, has been excluded from the calculation of diluted EPS as it is anti-dilutive. The following table summarizes the basic and diluted EPS computations:

	Year Ended March 31,
	2007	2006	2005
	(In millions, except
	per share amounts)
Basic earnings per share:
Net earnings	$215.9	$102.0	$75.3

Weighted average number of common shares	204.2	216.0	222.0

Basic earnings per share	$1.06	$0.47	$0.34

Diluted earnings per share:
Net earnings	$215.9	$102.0	$75.3

Weighted average number of common shares	204.2	216.0	222.0
Incremental shares from assumed conversions of stock options and other dilutive securities	6.0	2.9	2.0

Adjusted weighted average number of common shares	210.2	218.9	224.0

Diluted earnings per share	$1.03	$0.47	$0.34

Treasury Stock
The Company’s Board of Directors has authorized a $2.0 billion stock repurchase program ($500.0 million stock in April 2000, $500.0 million in July 2002 and $1.0 billion in November 2005). During the years ended March 31, 2007, 2006 and 2005, 20.7 million, 20.5 million and 5.3 million shares, respectively, were purchased for $555.0 million, $411.0 million, and $87.0 million, respectively, under these authorizations. As of March 31, 2007, there was approximately $254.5 million remaining in this stock repurchase program, which does not have an expiration date.
(12) Guarantees, Commitments and Contingencies
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

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Historically, the Company has not incurred significant costs related to such indemnifications, warranties and guarantees. As such and based on other factors, the Company does not expect to incur significant obligations and no accruals for these items have been made.
Lease Commitments
The Company leases office space and equipment under various non-cancelable operating leases. Rent expense is recognized on a straight-line basis over the respective lease terms and amounted to $49.9 million, $43.4 million and $46.5 million during the years ended March 31, 2007, 2006 and 2005, respectively.
In June 2006, the Company sold its headquarters campus and three surrounding undeveloped land parcels located in Houston, Texas for approximately $291.9 million in cash, net of closing costs. In connection with the sale of the buildings, the Company entered into a 15 year lease agreement for its currently occupied space with the option to terminate the lease in nine years and options to renew for up to an additional 20 years at market rates. Accordingly, the Company deferred and is amortizing the gain of approximately $24.2 million as a reduction to rent expense on a straight-line basis over the lease term. The net book value of assets of approximately $254.6 million of land and property was removed from the balance sheet. The lease agreement includes five scheduled rent increases over its term. Rent expense is being recognized on a straight-line basis over the lease term. Until the lease is terminated, should the landlord desire to sell the buildings, the Company has a right of first offer to purchase the buildings at market rates.
Future minimum lease payments to be made under non-cancelable operating leases and minimum sublease payments to be received under non-cancelable subleases as of March 31, 2007 are as follows, including those amounts accrued for exited leases discussed in Note 14:

Year Ending
March 31,
(In millions)
2008	$59.2
2009	51.1
2010	35.6
2011	29.3
2012	24.9
2013 and thereafter	66.2

Total minimum lease payments	266.3
Total minimum sublease payments	(15.1)

$251.2

The Company has procured certain equipment under non-cancelable capital lease arrangements. The current and long-term portions of these capital lease obligations, which are included in accrued liabilities and other long-term liabilities, respectively, in the Company’s consolidated balance sheets, were $5.7 million and $3.3 million, respectively, at March 31, 2007, and $6.1 million and $9.0 million, respectively, at March 31, 2006. As of March 31, 2007, future minimum payments to be made under these capital leases include $6.2 million in the year ended March 31, 2008 and $3.4 million in the year ended March 31, 2009.
Contingencies
On March 23, 2007, the Company and NetIQ settled all previously outstanding claims. This settlement did not have a material effect on the Company’s financial position or results of operations.
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

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial position or results of operations.
Refer also to tax-related contingencies in Note 8.
(13) Segment Reporting
During the first quarter of fiscal 2007, the Company reorganized into two business segments to improve execution and customer focus and to align its resources and product development efforts to meet the demands of the dynamic markets it serves. The new software business segments are Enterprise Service Management (ESM) and Mainframe Service Management (MSM). In addition to these software business segments, Professional Services (PS) is also a separate segment. The Company’s management reviews the results of the Company’s software business by these segments. All prior periods presented have been reclassified to reflect this new structure.
The ESM segment derives its revenue from products for systems management and monitoring, distributed data management, service, change and asset management solutions, IT discovery and software configuration management, user administration and provisioning, password administration, enterprise directory management, transaction management, web access control and audit and compliance management. The MSM segment derives its revenue from products for mainframe database management, monitoring and automation, as well as enterprise scheduling and output management solutions. The PS segment derives its revenue from consulting, implementation, integration and educational services related to the Company’s software products.
Segment performance is measured on contribution margin, reflecting only the direct controllable research and development, selling and marketing, general and administrative and professional services expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of software development cost capitalization and amortization, portions of general and administrative and selling and marketing expenses, amortization of acquired technology and intangibles, one-time or special charges, other income (net), and income taxes. Consistent with how management reviews operations, the costs associated with severance and exit activities described in Note 14 are not included in segment contribution margin and are, therefore, included in indirect expenses. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

	Software
	Enterprise	Mainframe	Professional
Year Ended March 31, 2007	Service Management	Service Management	Services	Consolidated
	(In millions)
Revenue:
License	$330.1	$239.7	$—	$569.8
Maintenance	480.1	438.7	—	918.8
Professional services	—	—	91.8	91.8

Total revenue	810.2	678.4	91.8	1,580.4
Direct segment expenses	246.3	174.6	95.8	516.7

Segment contribution margin	$563.9	$503.8	$(4.0)	1,063.7

Indirect expenses				856.4
Other income, net				93.3

Consolidated earnings before income taxes				$300.6

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Software
	Enterprise	Mainframe	Professional
Year Ended March 31, 2006	Service Management	Service Management	Services	Consolidated
	(In millions)
Revenue:
License	$284.5	$242.5	$—	$527.0
Maintenance	450.7	428.1	—	878.8
Professional services	—	—	92.6	92.6

Total revenue	735.2	670.6	92.6	1,498.4
Direct segment expenses	261.7	169.2	83.5	514.4

Segment contribution margin	$473.5	$501.4	$9.1	984.0

Indirect expenses				855.5
Other income, net				75.3

Consolidated earnings before income taxes				$203.8

	Software
	Enterprise	Mainframe	Professional
Year Ended March 31, 2005	Service Management	Service Management	Services	Consolidated
		(In millions)
Revenue:
License	$291.6	$254.9	$—	$546.5
Maintenance	419.6	404.7	—	824.3
Professional services	—	—	92.2	92.2

Total revenue	711.2	659.6	92.2	1,463.0
Direct segment expenses	279.7	167.4	91.8	538.9

Segment contribution margin	$431.5	$492.2	$0.4	$924.1

Indirect expenses				900.9
Other income, net				75.0

Consolidated earnings before income taxes				$98.2

Revenue from external customers and long-lived assets (excluding financial instruments and deferred tax assets) attributed to the United States, the Company’s country of domicile, and all other countries are as follows:

	Year Ended March 31,
	2007	2006	2005
	(In millions)
Revenue:
United States	$823.5	$794.4	$759.0
International	756.9	704.0	704.0

	$1,580.4	$1,498.4	$1,463.0

Long-lived Assets:
United States	$631.2	$961.9
International	305.3	166.2

	$936.5	$1,128.1

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) Severance, Exit Costs and Related Charges
The Company has undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and simplification, standardization and automation of key business processes. As a result of these initiatives, the Company involuntarily terminated approximately 700 and 800 employees during the years ended March 31, 2006 and 2004, respectively, and identified for termination approximately 700 employees during the year ended March 31, 2007. These workforce reductions are across all functions and geographies and affected employees were, or will be, provided cash separation packages. The workforce reductions have reduced research and development, selling, and general and administrative expenses in product areas that were not achieving the Company’s profitability and growth goals. Additionally, the Company exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities during these periods. As of March 31, 2007, $33.3 million of severance and facilities costs related to actions completed under these initiatives remains accrued for payments in future periods, as follows:

						Cash
						Payments,
	Balance at				Foreign	Net of	Balance at
	March 31,	Adjustments	Charged		Exchange	Sublease	March 31,
	2004	to Estimates	to Expense	Accretion	Adjustments	Income	2005
	(In millions)
Severance and related costs	$3.9	$(0.1)	$—	$—	$0.2	$(2.9)	$1.1
Facilities costs	64.7	(3.4)	—	1.8	0.2	(23.2)	40.1

Total accrued	$68.6	$(3.5)	$—	$1.8	$0.4	$(26.1)	$41.2

						Cash
						Payments,
	Balance at				Foreign	Net of	Balance at
	March 31,	Adjustments	Charged		Exchange	Sublease	March 31,
	2005	to Estimates	to Expense	Accretion	Adjustments	Income	2006
	(In millions)
Severance and related costs	$1.1	$(1.2)	$42.6	$—	$(0.2)	$(41.9)	$0.4
Facilities costs	40.1	(1.7)	0.5	1.4	(0.1)	(14.5)	25.7

Total accrued	$41.2	$(2.9)	$43.1	$1.4	$(0.3)	$(56.4)	$26.1

						Cash
						Payments,
	Balance at				Foreign	Net of	Balance at
	March 31,	Adjustments	Charged		Exchange	Sublease	March 31,
	2006	to Estimates	to Expense	Accretion	Adjustments	Income	2007
	(In millions)
Severance and related costs	$0.4	$0.1	$43.8	$—	$0.3	$(27.6)	$17.0
Facilities costs	25.7	0.4	0.3	0.9	—	(11.0)	16.3

Total accrued	$26.1	$0.5	$44.1	$0.9	$0.3	$(38.6)	$33.3

The accruals for severance and related costs at March 31, 2007 primarily represent the amounts to be paid to employees that have been terminated or identified for termination as a result of initiatives described above. These amounts are expected to be paid within fiscal 2008. The Company continues to review the impact of these actions and will, based on future results of operations, determine if additional actions to reduce operating expenses are necessary. The total amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.
The accruals for facilities costs at March 31, 2007 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. Projected sublease income is based on management’s estimates, which are subject to change. The Company may incur additional facilities charges subsequent to March 31, 2007 as a result of its current initiatives described above. Accretion (the increase in the present value of facilities accruals over time) is included in the Company’s operating expenses.

BMC Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) Quarterly Results (Unaudited)
The following table sets forth certain unaudited quarterly financial data for fiscal 2007 and 2006. This information has been prepared on the same basis as the accompanying Consolidated Financial Statements and all necessary adjustments have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

	Quarters Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2006	2006	2006	2007	2005	2005	2005	2006
	(In millions, except per share data)
Total revenue	$361.4	$386.7	$412.9	$419.4	$348.3	$361.8	$380.4	$407.9
Gross profit	$274.4	$291.5	$317.6	$326.6	$250.8	$266.1	$288.3	$311.4
Operating income (loss)	$19.1	$59.6	$73.9	$54.7	$(22.9)	$40.3	$52.5	$58.6
Net earnings (loss)	$31.0	$58.2	$63.9	$62.8	$(41.1)	$42.8	$48.7	$51.6

Basic EPS	$0.15	$0.29	$0.31	$0.31	$(0.19)	$0.20	$0.23	$0.24

Diluted EPS	$0.15	$0.28	$0.30	$0.30	$(0.19)	$0.19	$0.22	$0.24

Shares used in computing basic EPS	207.5	203.8	203.7	202.1	219.6	217.6	215.1	212.1

Shares used in computing diluted EPS	211.2	209.0	210.1	208.2	219.6	220.8	217.9	216.2

As discussed in Note 14, the Company incurred severance, exit costs and related charges during the years ended March 31, 2007 and 2006. Included in the quarters ended June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2007 are charges of $25.8 million, $0.6 million, $4.4 million, and $13.8 million, respectively, and included in the quarters ended June 30, 2005, September 30, 2005, and December 31, 2005 are charges of $43.1 million, $(1.6) million and $(0.5) million respectively.
During fiscal 2007, certain reclassifications were made within operating expenses between costs of maintenance revenue and research and development expenses. These reclassifications result in a different gross profit than initially reported as follows:

	Quarters Ended
	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006
	(In millions, except per share data)
Gross profit as initially reported	$267.2	$286.4	$314.4
Reclassifications	7.2	5.1	3.2

Gross profit	$274.4	$291.5	$317.6

(16) Subsequent Event
On May 28, 2007, the Company entered into a definitive agreement to acquire all of the issued and outstanding capital stock of ProactiveNet, Inc. (ProactiveNet), a provider of business service management solutions, for $40.5 million in cash. The transaction is subject to approval by ProactiveNet stockholders and customary closing conditions. This acquisition is expected to advance BMC’s delivery of Business Service Management with new analytics and event management capabilities that deliver value across a broad range of third-party performance and event management solutions.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 30, 2007.

BMC SOFTWARE, INC.
By:	/s/ Robert E. Beauchamp
Robert E. Beauchamp
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ B. GARLAND CUPP	Chairman of the Board	May 30, 2007
B. Garland Cupp

/s/ ROBERT E. BEAUCHAMP	President, Chief Executive officer	May 30, 2007
Robert E. Beauchamp	and Director

/s/ STEPHEN B. SOLCHER	Senior Vice President,	May 30, 2007
Stephen B. Solcher	Chief Financial Officer and Treasurer

/s/ T. CORY BLEUER	Vice President, Controller and	May 30, 2007
T. Cory Bleuer	Chief Accounting Officer

/s/ JON E. BARFIELD	Director	May 30, 2007
Jon E. Barfield

/s/ JOHN W. BARTER	Director	May 30, 2007
John W. Barter

/s/ MELDON K. GAFNER	Director	May 30, 2007
Meldon K. Gafner

/s/ L. W. GRAY	Director	May 30, 2007
L. W. Gray

/s/ P. THOMAS JENKINS	Director	May 30, 2007
P. Thomas Jenkins

/s/ KATHLEEN A. O’NEIL	Director	May 30, 2007
Kathleen A. O’Neil

/s/ GEORGE F. RAYMOND	Director	May 30, 2007
George F. Raymond

/s/ TOM C. TINSLEY	Director	May 30, 2007
Tom C. Tinsley

EXHIBIT INDEX

Exhibit
Number
3.1	—	Restated Certificate of Incorporation of the Company; incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-22892).

3.2	—	Certificate of Amendment of Restated Certificate of Incorporation; incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.

3.3	—	Certificate of Amendment of Restated Certificate of Incorporation filed November 30, 1999; incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

3.4	—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1(a)	—	BMC Software, Inc. 1994 Employee Incentive Plan (as amended and restated); incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A filed July 21, 1997.

10.1(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995 (the 1995 10-K).

10.1(c)	—	Amendment to BMC Software, Inc. 1994 Employee Incentive Plan (as amended and restated effective as of August 25, 1997); incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed July 19, 2005.

10.2(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to the 1995 10-K.

10.2(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

10.3	—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

10.4(a)	—	BMC Software, Inc. 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.4(b)	—	First Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(b) to the 2002 10-K.

10.4(c)	—	Second Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(c) to the 2002 10-K.

10.4(d)	—	Form of Stock Option Agreement employed under 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(d) to the 2002 10-K.

10.5(a)	—	BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

10.5(b)	—	First Amendment to BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

10.5(c)	—	Form of BMC Software, Inc. 1994 Deferred Compensation Plan Trust Agreement; incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.

10.6(a)	—	Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

10.6(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(b) to the 2002 10-K.

10.6(c)	—	Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (the 2003 10-K).

10.6(d)	—	Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(d) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the 2004 10-K).

10.7(a)	—	Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

Exhibit
Number
10.7(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(b) to the 2002 10-K.

10.7(c)	—	Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(c) to the 2003 10-K.

10.7(d)	—	Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(d) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 (the 2006 10-K).

10.7(e)	—	Amendment No. 4 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(e) to the 2006 10-K.

10.7(f)	—	Amendment No. 5 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(f) to the 2006 10-K.

10.7(g)	—	Amendment No. 6 to Executive Employment Agreement between BMC software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(g) to the 2006 10-K.

10.8(a)	—	BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to the Company’s 2002 proxy statement filed with the SEC on Schedule 14A (the 2002 Proxy Statement).

10.8(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 2003 10-K.

10.9(a)	—	BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Appendix C to the 2002 Proxy Statement.

10.9(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Exhibit 10.9(b) to the 2003 10-K.

10.10	—	BMC Software, Inc. Short-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.11	—	BMC Software, Inc. Long-term Incentive Performance Award Program; incorporated by reference to Exhibit 10.11 to the 2003 10-K.

10.12	—	Executive Employment Agreement, as amended, between BMC Software, Inc. and Stephen B. Solcher, incorporated by reference to Exhibit 10.12 to the December 22, 2005 8-K.

10.13	—	Executive Employment Agreement between BMC Software, Inc. and Cosmo Santullo; incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated November 1, 2004 (the November 1, 2004 8-K).

10.14	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.14 to the November 1, 2004 8-K.

10.15	—	Form of Restricted Stock Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.15 to the November 1, 2004 8-K.

10.16	—	Executive Employment Agreement between BMC Software, Inc. and Denise M. Clolery; incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.17	—	Executive Employment Agreement between BMC Software, Inc. and Michael A. Vescuso; incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

*10.18	—	Executive Employment Agreement between BMC Software, Inc. and James W. Grant, Jr.

10.19	—	Purchase and Sale Agreement between BMC Software Texas, L.P. and BMC Software, Inc. as Seller and TPG/CALSTRS, LLC as Purchaser dated June 6, 2006; incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K dated June 6, 2006.

10.20	—	Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K dated June 12, 2006.

10.21	—	Executive Employment Agreement between BMC Software, Inc. and Jae W. Chung, Senior Vice President – Operations; incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Exhibit
Number
10.22	—	Executive Employment Agreement between BMC Software, Inc. and William Miller; incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*31.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*32.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.