Form 10-Q
period 2007-06-30
BMC SOFTWARE INC
filed 2007-08-07
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2007, there were outstanding 201,054,575 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.
QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,141.6	$883.5
Marketable securities	238.8	412.5
Trade accounts receivable, net	129.1	185.9
Trade finance receivables, net	102.3	130.0
Deferred tax assets	71.3	69.9
Other current assets	106.8	107.7

Total current assets	1,789.9	1,789.5
Property and equipment, net	93.8	88.3
Software development costs, net	106.9	104.1
Long-term marketable securities	186.3	211.1
Long-term trade finance receivables, net	91.2	124.4
Intangible assets, net	53.7	44.3
Goodwill, net	696.0	670.5
Other long-term assets	224.2	227.8

Total assets	$3,242.0	$3,260.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$24.4	$42.4
Finance payables	3.2	39.0
Accrued liabilities	243.2	283.8
Current portion of deferred revenue	900.3	867.7

Total current liabilities	1,171.1	1,232.9
Long-term deferred revenue	881.9	861.3
Other long-term liabilities and deferred credits	101.7	116.7

Total liabilities	2,154.7	2,210.9

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.0 shares issued and outstanding	2.5	2.5
Additional paid-in capital	702.8	679.4
Retained earnings	1,542.2	1,478.0
Accumulated other comprehensive loss	(8.0)	(9.3)

	2,239.5	2,150.6
Treasury stock, at cost (47.9 and 47.8 shares)	(1,152.2)	(1,101.5)

Total stockholders’ equity	1,087.3	1,049.1

Total liabilities and stockholders’ equity	$3,242.0	$3,260.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Revenue:
License	$125.9	$111.0
Maintenance	235.5	229.0
Professional services	23.6	21.4

Total revenue	385.0	361.4

Operating expenses:
Cost of license revenue	23.2	23.6
Cost of maintenance revenue	41.9	40.4
Cost of professional services revenue	27.5	23.0
Selling and marketing expenses	127.9	121.3
Research and development expenses	45.6	50.9
General and administrative expenses	50.7	50.9
Amortization of intangible assets	3.1	6.4
In-process research and development	2.1	—
Severance, exit costs and related charges	1.8	25.8

Total operating expenses	323.8	342.3

Operating income	61.2	19.1

Other income, net:
Interest and other income, net	19.9	22.6
Interest expense	(0.3)	(0.4)
Gain on sale of marketable securities and other investments	1.0	—

Total other income, net	20.6	22.2

Earnings before income taxes	81.8	41.3
Provision for income taxes	24.6	10.3

Net earnings	$57.2	$31.0

Basic earnings per share	$0.29	$0.15

Diluted earnings per share	$0.28	$0.15

Shares used in computing basic earnings per share	199.4	207.5

Shares used in computing diluted earnings per share	204.8	211.2

Comprehensive income:
Net earnings	$57.2	$31.0
Net changes in accumulated comprehensive income	1.3	3.4

Comprehensive income	$58.5	$34.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$57.2	$31.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35.6	39.7
Share-based compensation expense	15.2	10.8
In-process research and development	2.1	—
Gain on sale of marketable securities and other investments	(1.0)	—
Changes in operating assets and liabilities, net of acquisitions:
Trade finance receivables	60.9	38.8
Finance payables	(35.8)	(59.5)
Deferred revenue	51.5	2.9
Other operating assets and liabilities	(20.7)	(9.1)

Net cash provided by operating activities	165.0	54.6

Cash flows from investing activities:
Proceeds from maturities / sales of marketable securities	303.3	69.3
Purchases of marketable securities	(105.5)	(310.8)
Cash paid for acquisitions, net of cash acquired, and other investments	(38.6)	(143.7)
Capitalization of software development costs	(18.0)	(15.8)
Purchases of property and equipment	(6.9)	(4.7)
Other investing activities	0.4	—

Net cash provided by (used in) investing activities	134.7	(405.7)

Cash flows from financing activities:
Treasury stock acquired	(83.4)	(150.0)
Proceeds from stock options exercised and other	31.6	29.7
Excess tax benefit from share-based compensation	7.3	2.2
Payments on capital leases	(1.6)	(1.5)
Proceeds from sale leaseback transaction	—	291.9
Repayment of debt assumed	—	(5.0)

Net cash provided by (used in) financing activities	(46.1)	167.3

Effect of exchange rate changes on cash	4.5	1.9

Net change in cash and cash equivalents	258.1	(181.9)
Cash and cash equivalents, beginning of period	883.5	905.9

Cash and cash equivalents, end of period	$1,141.6	$724.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of amounts refunded	$6.4	$10.7
Liabilities assumed in acquisitions	$10.9	$12.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of BMC Software, Inc. (the Company or BMC Software). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation. Those reclassifications did not impact net earnings or stockholders’ equity.
These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on Form 10-K.
(2) Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned nonvested stock are considered potential common shares using the treasury stock method. For the three months ended June 30, 2007 and 2006, 3.4 million and 5.0 million weighted options, respectively, have been excluded from the calculation of diluted EPS, as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the three months ended June 30, 2007 and 2006, respectively:

	Three Months Ended
	June 30,
	2007	2006
	(In millions, except per
	share data)
Basic earnings per share:
Net earnings	$57.2	$31.0
Weighted average number of common shares outstanding	199.4	207.5

Basic earnings per share	$0.29	$0.15

Diluted earnings per share:
Net earnings	$57.2	$31.0
Weighted average number of common shares outstanding	199.4	207.5
Incremental shares from assumed conversions of stock options and other	5.4	3.7

Adjusted weighted average number of common shares outstanding	204.8	211.2

Diluted earnings per share	$0.28	$0.15

(3) Business Combination
In June 2007, the Company acquired all of the issued and outstanding capital stock of ProactiveNet, Inc. (ProactiveNet), a provider of business service management solutions, for $40.4 million in cash. The Company incurred approximately $0.4 million of direct acquisition costs. ProactiveNet leverages real-time and proactive analyses to identify problems before they impact the business. This acquisition is expected to advance delivery of Business Service Management (BSM) with new analytics and event management capabilities that deliver value across a broad range of third-party performance and event management solutions. The acquired identifiable intangible assets include $7.5 million of acquired technology, $9.2 million of customer relationships and $2.1 million of in-process research and development which was written off at the date of acquisition. In addition, the Company acquired $5.8 million of other liabilities, net of other assets, and $27.8 million of goodwill. The $27.8 million of goodwill recorded was assigned to the Enterprise Service Management segment and is not expected to be deductible for tax purposes. This allocation is preliminary and, as such, is subject to refinement. ProactiveNet’s operating results have been included in the Company’s consolidated financial statements since the acquisition date.

(4) Segment Reporting
The Company’s organization is segmented into two software business segments. These segments are Enterprise Service Management (ESM) and Mainframe Service Management (MSM). In addition to these software business segments, Professional Services (PS) is also a separate segment.
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
For the ESM, MSM and PS segments, segment performance is measured on contribution margin, reflecting only the direct controllable research and development, selling and marketing, general and administrative and professional services expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of capitalization and amortization of software development cost, portions of general and administrative expenses, portions of selling and marketing expenses, amortization of acquired technology and intangibles, one-time or special charges, other income (net), and income taxes. Consistent with how management reviews operations, the costs associated with severance and exit activities described in note 6 are not included in segment contribution margin and are, therefore, included in indirect expenses. Certain reclassifications have been made to the prior year’s information to conform to current year’s presentation. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.

	Software
	Enterprise	Mainframe	Professional
Three Months Ended June 30, 2007	Service Management	Service Management	Services	Consolidated
	(In millions)
Revenue:
License	$66.6	$59.3	$—	$125.9
Maintenance	125.4	110.1	—	235.5
Professional services	—	—	23.6	23.6

Total revenue	192.0	169.4	23.6	385.0
Direct segment expenses	53.7	47.3	28.7	129.7

Segment contribution margin	$138.3	$122.1	$(5.1)	255.3

Indirect expenses				194.1
Other income, net				20.6

Consolidated earnings before income taxes				$81.8

	Software
	Enterprise	Mainframe	Professional
Three Months Ended June 30, 2006	Service Management	Service Management	Services	Consolidated
	(In millions)
Revenue:
License	$65.2	$45.8	$—	$111.0
Maintenance	116.6	112.4	—	229.0
Professional services	—	—	21.4	21.4

Total revenue	181.8	158.2	21.4	361.4
Direct segment expenses	59.5	43.6	23.0	126.1

Segment contribution margin	$122.3	$114.6	$(1.6)	235.3

Indirect expenses				216.2
Other income, net				22.2

Consolidated earnings before income taxes				$41.3

(5) Share-Based Compensation
On June 15, 2007, the Company’s Board of Directors and Compensation Committee approved the annual share-based award grants to its executive officers and non-executive employees. The types of awards issued were generally consistent with the prior year and consisted of 4.3 million of stock options, 0.6 million shares of time-based nonvested stock and 0.1 million shares of performance-based nonvested stock with vesting contingent upon meeting certain profitability targets in fiscal 2009 and 2010.
The fair value of each option award granted is estimated as of the date of grant using a Black-Scholes option pricing model. The Company used the following weighted average assumptions for awards during the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
Expected volatility	29%	34%
Risk-free interest rate %	5.0%	4.9%
Expected term (in years)	4	4
Dividend yield	—	—
The Company had approximately $114.0 million of total unrecognized compensation costs related to stock options and nonvested stock at June 30, 2007 that are expected to be recognized over a weighted-average period of 2.9 years.
The following are the share-based compensation costs recognized in the Company’s consolidated statements of operations (in millions):

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2007	2006
Cost of license revenue	$0.2	$—
Cost of maintenance revenue	1.8	1.3
Cost of professional services revenue	0.2	0.3
Selling and marketing expenses	4.2	3.5
Research and development expenses	1.9	1.6
General and administrative expenses	6.9	4.1

Total decrease in income before taxes	$15.2	$10.8

Additionally, share-based compensation of $1.0 million and $0.7 million was capitalized as software development costs during the three months ended June 30, 2007 and 2006, respectively.
The increase in expense from the prior year is due primarily to the impact of performance-based nonvested stock issued in the prior year for which the first performance period is fiscal 2008.
(6) Severance, Exit Costs and Related Charges
The Company has undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and simplification, standardization and automation of key business processes. As a result of these initiatives, the Company terminated approximately 800 and 700 employees during the fiscal years ended March 31, 2004 and 2006, respectively, and identified for termination approximately 700 and 50 employees during fiscal 2007 and the three months ended June 30, 2007, respectively. These workforce reductions are across all functions and geographies and affected employees were, or will be, provided cash separation packages. Additionally, the Company exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities during these periods. As of June 30, 2007, $24.9 million of severance and facilities costs related to actions completed under these initiatives remain accrued for payments in future periods, as follows:

	Balance at				Cash Payments,	Balance at
	March 31,	Charged	Adjustments		Net of Sublease	June 30,
	2007	to Expense	to Estimates	Accretion	Income	2007
	(In millions)
Severance and related costs	$17.0	$3.3	$(1.4)	$—	$(7.4)	$11.5
Facilities costs	16.3	—	(0.1)	0.1	(2.9)	13.4

Total accrued	$33.3	$3.3	$(1.5)	$0.1	$(10.3)	$24.9

The accruals for severance and related costs at June 30, 2007 represent the amounts to be paid to employees that have been terminated or identified for termination as a result of initiatives described above. These amounts are expected to be paid within twelve months. The Company continues to review the impact of these actions and will, based on future results of operations, determine if additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.
The accruals for facilities costs at June 30, 2007 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. Projected sublease income is based on management’s estimates, which are subject to change. The Company may incur additional facilities charges subsequent to June 30, 2007 as a result of its current initiatives described above. Accretion (the increase in the present value of facilities accruals over time) is included in operating expenses.
(7) Income Taxes
Income tax expense for the three months ended June 30, 2007 and 2006 was $24.6 million and $10.3 million, respectively, resulting in an effective tax rate of 30.1% and 24.9%, respectively. The Company’s effective tax rate and associated provision for income taxes for the three months ended June 30, 2007 and 2006 were based on estimates of consolidated earnings before taxes for fiscal 2008 and 2007, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, the Company’s policy of indefinitely re-investing earnings in certain low tax jurisdictions, estimated tax credits, estimated tax incentives and an assessment regarding the realizability of the Company’s deferred tax assets.
The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty of Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) on April 1, 2007. FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109 “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if, based on the weight of the available evidence, it is more likely than not that the position will be sustained on examination. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. Both criteria presume that the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The cumulative effect of adopting FIN 48 was recorded as of April 1, 2007 as an increase of $8.1 million to retained earnings. The total amount of unrecognized tax benefits as of June 30, 2007 was approximately $44.4 million, of which approximately $43.7 million would impact our effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change during the three months ended June 30, 2007. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of accrued interest and penalties related to uncertain tax positions as of June 30, 2007 was approximately $9.9 million. The amount of accrued interest and penalties did not materially change during the three months ended June 30, 2007.
The Company files income tax returns in the U.S. federal jurisdiction and multiple state and foreign jurisdictions. The Company’s tax years are closed with the Internal Revenue Service (IRS) through the year ended March 31, 2001. The IRS has completed its examination of the Company’s U.S. federal income tax returns for the years ended March 31, 2002 and 2003. The Company has resolved all issues with IRS Appeals and is awaiting Joint Committee on Taxation approval. The IRS has also commenced an examination of the Company’s federal income tax returns for the tax years ended March 31, 2004 and 2005, which remains in process. The Company believes that the ultimate resolution of these open years will not have a material adverse impact on the Company’s consolidated financial position or results of operations. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.
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
In June 2006, in response to a filing by the Company seeking clarification as to whether a tax applies to the remittance of software payments from its Brazilian operations, a lower level Brazilian court denied the Company’s request for a preliminary injunction and published an unfavorable decision. The Company is appealing this initial decision. In February 2007, a law was enacted that clarified that this particular tax did not apply to the remittance of software payments, retroactive to January 1, 2006. The Company continues to pursue a favorable resolution on this matter for years prior to January 1, 2006, and believes it will ultimately prevail based on the merits of the position. However, the Company cannot predict the timing and ultimate resolution of this matter.
The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial position or results of operations.
(9) Treasury Stock
Through June 30, 2007, the Company’s Board of Directors had previously authorized a $2.0 billion stock repurchase program. During the three months ended June 30, 2007, the Company repurchased 2.6 million shares for $83.4 million. As of June 30, 2007, the Company held 47.9 million shares in treasury, resulting in a $1,152.2 million reduction in stockholders’ equity, and had $171.1 million available for future stock repurchases under the program. In July 2007, the Company’s Board of Directors authorized an additional $1.0 billion to repurchase stock.

(10) Recently Issued Accounting Pronouncements
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
(11) Subsequent Event
In July 2007, the Company acquired all of the issued and outstanding capital stock of RealOps, Inc. (RealOps), a provider of business service management solutions, for approximately $52.5 million in cash. This acquisition is expected to advance the Company’s delivery of BSM by providing solutions that will support the seamless automation of processes across diverse, multi-vendor technologies.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report on Form 10-Q for the quarterly period ended June 30, 2007 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties included in our Annual Report on Form 10-K for fiscal 2007, with the audited financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
BMC Software is one of the world’s largest independent software vendors. Delivering Business Service Management (BSM), we provide software solutions that empower companies to manage their information technology (IT) infrastructure from a business perspective. Our extensive portfolio of software solutions spans enterprise systems, applications, databases and service management.
During the first three months of fiscal 2008 we have continued to strengthen our financial performance. We have continued to execute our strategy in capturing the growing demand for our BSM solutions, to stabilize our mainframe segment and to effectively manage our operating expenses, while maintaining a strong balance sheet and repurchasing shares of our common stock through approved stock repurchase programs. During the three months ended June 30, 2007, we repurchased approximately 2.6 million shares for a total cost of $83.4 million.
In June 2007, we acquired all of the issued and outstanding capital stock of ProactiveNet, Inc. (ProactiveNet), a provider of business service management solutions, for $40.4 million in cash. This acquisition is expected to advance BMC’s delivery of BSM with new analytics and event management capabilities that deliver value across a broad range of third-party performance and event management solutions. Additionally, in July 2007, we acquired all of the issued and outstanding capital stock of RealOps, Inc., a provider of business service management solutions, for approximately $52.5 million in cash. This acquisition is expected to advance the Company’s delivery of BSM by providing solutions that will support the seamless automation of processes across diverse, multi-vendor technologies.

It is important for our investors to understand that a significant portion of our operating expenses is fixed in the short-term and that we plan a portion of our expense run-rate based on our expectations of future revenue. In addition, the substantial majority of our license transactions are completed during the final weeks and days of each quarter and, therefore, we generally do not know whether revenue has met our expectations until after the end of the quarter. If a shortfall in revenue were to occur in any given quarter, there would be an immediate, and possibly significant, impact to our overall earnings and, most likely, our stock price.
Industry Conditions
In recent years, growth in the global IT market has recovered to a rate roughly twice that of the overall economy. Software spending continues to grow faster than the overall IT market, with the highest growth projected to occur in emerging markets such as Latin America, Asia Pacific and eastern Europe. Within the software industry, the markets for our Enterprise Service Management (ESM) products should continue to grow faster than the overall software industry, while our Mainframe Service Management (MSM) products are in market segments with varying growth estimates, from slight decline to modest increases. IT organizations continue to be pressured by their business counterparts to lower overall operational costs while increasing support for regulatory compliance, strategic objectives and other projects focused on delivering increased value to the business. The demands placed on customers’ IT organizations have resulted in increased pricing pressures on technology vendors. We believe that BSM helps IT organizations succeed in today’s business environment and differentiates us from our competitors. We recognize that the systems management software market place remains highly competitive in both of our software business segments, ESM and MSM.
Critical Accounting Policies
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, acquired technology, in-process research and development, goodwill and intangible assets, investments, share-based compensation and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments listed above are discussed further in our Annual Report on Form 10-K for fiscal 2007 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during the three months ended June 30, 2007, except for the adoption of FIN 48 discussed below.
Recently Adopted Accounting Pronouncements
Effective April 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. Both steps presume that the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The first step is to evaluate the tax position for recognition by determining if, based on the weight of available evidence, it is more likely than not that the position will be sustained on examination. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. It is inherently difficult and subjective to estimate such amounts, as this may require us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in that period.

Results of Operations and Financial Condition
The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income bear to total revenue. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenue
	Three Months Ended
	June 30,
	2007	2006
Revenue:
License	32.7%	30.7%
Maintenance	61.2%	63.4%
Professional services	6.1%	5.9%
Total revenue	100.0%	100.0%
Operating expenses:
Cost of license revenue	6.0%	6.5%
Cost of maintenance revenue	10.9%	11.2%
Cost of professional services revenue	7.1%	6.4%
Selling and marketing expenses	33.2%	33.6%
Research and development expenses	11.8%	14.1%
General and administrative expenses	13.2%	14.1%
Amortization of intangibles	0.8%	1.8%
In-process research and development	0.5%	0.0%
Severance, exit costs and related charges	0.5%	7.1%
Total operating expenses	84.1%	94.7%
Operating income	15.9%	5.3%
Other income, net	5.4%	6.1%
Earnings before income taxes	21.2%	11.4%
Income tax provision	6.4%	2.9%
Net earnings	14.9%	8.6%
Revenue
The following table provides information regarding license and maintenance revenue for the three months ended June 30, 2007 and 2006, respectively.
Software License Revenue

	Three Months Ended
	June 30,
	2007	2006	% Change
	(In millions)
Enterprise Service Management	$66.6	$65.2	2.1%
Mainframe Service Management	59.3	45.8	29.5%

Total software license revenue	$125.9	$111.0	13.4%

Software Maintenance Revenue

	Three Months Ended
	June 30,
	2007	2006	% Change
	(In millions)
Enterprise Service Management	$125.4	$116.6	7.5%
Mainframe Service Management	110.1	112.4	(2.0%)

Total software maintenance revenue	$235.5	$229.0	2.8%

Total Software Revenue

	Three Months Ended
	June 30,
	2007	2006	% Change
	(In millions)
Enterprise Service Management	$192.0	$181.8	5.6%
Mainframe Service Management	169.4	158.2	7.1%

Total software revenue	$361.4	$340.0	6.3%

Software License Revenue
Total software license revenue was $125.9 million for the three months ended June 30, 2007, an increase of 13.4%, or $14.9 million, from the comparable prior year period. The increase was attributable to license revenue increases in both the ESM and MSM segments, as further discussed below. Of the license transactions recorded, the percentage of license revenue recognized upfront decreased from 61% during the three months ended June 30, 2006 to 42% during the three months ended June 30, 2007. Recognition of license revenue that was deferred in prior periods increased $11.4 million for the three months ended June 30, 2007, as compared to the prior year period. During the three months ended June 30, 2007, we closed 17 transactions with license values over $1 million, with a total license value of $75.6 million, compared with 9 transactions with license values over $1 million, with a total license value of $26.7 million, in the comparable prior year period.
ESM license revenue represented 52.9%, or $66.6 million, and 58.7%, or $65.2 million, of our total license revenue for the three months ended June 30, 2007 and 2006, respectively. ESM license revenue for the three months ended June 30, 2007 increased 2.1%, or $1.4 million, from the comparable prior year period. The increase in ESM license revenue for the three months ended June 30, 2007 was attributable primarily to increased demand for our BSM solutions, as well as an increase in the recognition of previously deferred license revenue period over period, partially offset by an increase in the level of new license transactions with revenue being deferred into future periods.
MSM license revenue represented 47.1%, or $59.3 million, and 41.3%, or $45.8 million, of our total license revenue for the three months ended June 30, 2007 and 2006, respectively. MSM license revenue for the three months ended June 30, 2007 increased 29.5%, or $13.5 million, from the comparable prior year period. The increase in MSM license revenue for the three months ended June 30, 2007 was attributable primarily to a higher volume of license transactions executed as well as an increase in the recognition of previously deferred license revenue period over period, partially offset by an increase in the level of new license transactions with revenue being deferred into future periods. This license revenue increase should be considered against the background of historical declines in MSM license revenue experienced in prior periods and the competitive nature of the mature mainframe market.
For the three months ended June 30, 2007 and 2006, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Three Months Ended
	June 30,
	2007	2006
	(In millions)
Deferrals of license revenue	$(82.8)	$(35.9)
Recognition from deferred license revenue	67.0	55.6

Net impact on recognized license revenue	$(15.8)	$19.7

Deferred license revenue balance at end of period	$520.2	$412.6

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

Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenue to be recognized each quarter become more predictable as a larger percentage of revenue comes from the deferred license revenue balance. As of June 30, 2007, the deferred license revenue balance was $520.2 million and had an estimated remaining life of approximately three years. As additional license revenue is deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred license revenue we expect to recognize in future periods as of June 30, 2007 follows (in millions):

Remaining fiscal 2008	$197.7
Fiscal 2009	$161.3
Fiscal 2010 and thereafter	$161.2
Software Maintenance Revenue
Total software maintenance revenue was $235.5 million for the three months ended June 30, 2007, an increase of 2.8%, or $6.5 million, from the comparable prior year period. This increase was attributable to an increase in ESM segment maintenance revenue, partially offset by a decrease in MSM segment maintenance revenue, as discussed below.
ESM maintenance revenue represented 53.2%, or $125.4 million, and 50.9%, or $116.6 million, of our total maintenance revenue for the three months ended June 30, 2007 and 2006, respectively. ESM maintenance revenue for the three months ended June 30, 2007 increased 7.5%, or $8.8 million as compared to the prior year period. This increase was attributable primarily to the expansion of our installed ESM customer license base.
MSM maintenance revenue represented 46.8%, or $110.1 million, and 49.1%, or $112.4 million, of our total maintenance revenue for the three months ended June 30, 2007 and 2006, respectively. MSM maintenance revenue for the three months ended June 30, 2007 decreased 2.0%, or $2.3 million, as compared to the prior year period. This decrease was attributable primarily to the timing of maintenance renewals and the competitive nature of the mature mainframe market.
As of June 30, 2007, the deferred maintenance revenue balance was $1,241.8 million. As additional maintenance revenue is deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred maintenance revenue we expect to recognize in future periods as of June 30, 2007 follows (in millions):

Remaining fiscal 2008	$528.3
Fiscal 2009	$385.0
Fiscal 2010 & thereafter	$328.5
Domestic vs. International Revenue

	Three Months Ended
	June 30,
	2007	2006	% Change
	(In millions)
License:
Domestic	$66.1	$54.4	21.5%
International	59.8	56.6	5.7%

Total license revenue	125.9	111.0	13.4%

Maintenance:
Domestic	129.3	128.4	0.7%
International	106.2	100.6	5.6%

Total maintenance revenue	235.5	229.0	2.8%

Professional services:
Domestic	10.1	9.3	8.6%
International	13.5	12.1	11.6%

Total professional services revenue	23.6	21.4	10.3%

Total domestic revenue	205.5	192.1	7.0%
Total international revenue	179.5	169.3	6.0%

Total revenue	$385.0	$361.4	6.5%

License Revenue
Our domestic operations generated 52.5%, or $66.1 million, and 49.0%, or $54.4 million, of license revenue for the three months ended June 30, 2007 and 2006, respectively. Our domestic revenues for the three months ended June 30, 2007 increased 21.5%, or $11.7 million, compared to the same period in the prior year. This increase was attributable to increases in both ESM and MSM license revenue.
Our international license revenue represented 47.5%, or $59.8 million, and 51.0%, or $56.6 million, of license revenue for the three months ended June 30, 2007 and 2006, respectively. Our international license revenue for the three months ended June 30, 2007 increased 5.7%, or $3.2 million, compared to the same period in the prior year. This increase was attributable primarily to MSM license revenue increases in our European and Latin American markets.
Maintenance Revenue
Our domestic operations generated 54.9%, or $129.3 million, and 56.1%, or $128.4 million, of maintenance revenue for the three months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007, domestic maintenance revenue increased 0.7%, or $0.9 million, compared to the same period in the prior year. This increase was attributable primarily to an increase in ESM maintenance revenue, partially offset by a decrease in MSM maintenance revenue.
Our international operations generated 45.1%, or $106.2 million, and 43.9%, or $100.6 million, of maintenance revenue for the three months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007, international maintenance revenue increased 5.6%, or $5.6 million, compared to the same period in the prior year. This increase was attributable to increases in both MSM and ESM maintenance revenue resulting from the growth in our installed customer base, including primarily an increase in ESM maintenance revenue in our European market and an increase in MSM maintenance revenue in our Latin American market.
Professional Services Revenue
Professional Services revenue increased 10.3%, or $2.2 million, for the three months ended June 30, 2007 as compared to the prior year period. Domestic Professional Services revenue for the three months ended June 30, 2007 increased 8.6%, or $0.8 million, as compared to the prior year periods. International Professional Services revenue for the three months ended June 30, 2007 increased 11.6%, or $1.4 million, as compared to the prior year period. This increase was attributable primarily to an increase in implementation and consulting services, primarily related to BSM product growth.
Operating Expenses

	Three Months Ended
	June 30,
	2007	2006	% Change
	(In millions)
Cost of license revenue	$23.2	$23.6	(1.7)%
Cost of maintenance revenue	41.9	40.4	3.7%
Cost of professional services	27.5	23.0	19.6%
Selling and marketing expenses	127.9	121.3	5.4%
Research and development expenses	45.6	50.9	(10.4)%
General and administrative expenses	50.7	50.9	(0.4)%
Amortization of intangibles	3.1	6.4	(51.6)%
In-process research and development	2.1	—	*
Severance, exit costs and related charges	1.8	25.8	(93.0)%

Total operating expenses	$323.8	$342.3	(5.4)%

* — not meaningful

Cost of License Revenue
Cost of license revenue is primarily comprised of (i) the amortization of capitalized software costs for internally developed products, (ii) amortization of acquired technology for products acquired through business combinations, (iii) license-based royalties to third parties and (iv) production and distribution costs for initial product licenses. For the three months ended June 30, 2007 and 2006, cost of license revenue represented 6.0%, or $23.2 million, and 6.5%, or $23.6 million, of total revenue, respectively, and 18.4% and 21.3% of license revenue, respectively. The cost of license revenue remained relatively flat during the three months ended June 30, 2007 as compared to the prior year period, decreasing 1.7%, or $0.4 million.
Cost of Maintenance Revenue
Cost of maintenance revenue is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the three months ended June 30, 2007 and 2006, cost of maintenance revenue represented 10.9%, or $41.9 million, and 11.2% or $40.4 million, of total revenue, respectively, and 17.8% and 17.6% of maintenance revenue, respectively. Cost of maintenance revenue increased 3.7%, or $1.5 million, during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The increase in cost of maintenance revenue was primarily due to an increase in resources dedicated to maintenance projects including product releases and customer support efforts, partially offset by a decrease in third-party outsourcing expenses.
Cost of Professional Services Revenue
Cost of professional services revenue primarily includes salaries and related personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers, and the related infrastructure to support this business. For the three months ended June 30, 2007 and 2006, cost of professional services revenue represented 7.1%, or $27.5 million, and 6.4%, or $23.0 million, of total revenue, respectively, and 116.5% and 107.5% of professional services revenue, respectively. Cost of professional services revenue increased 19.6%, or $4.5 million during the three months ended June 30, 2007 as compared to the prior year period, primarily as a result of an increase in professional service enablement personnel and an increase in third party consulting fees.
Selling and Marketing
Our selling and marketing expenses primarily include salaries and related personnel and related costs, sales commissions and costs associated with advertising, marketing campaigns, industry trade shows and sales seminars. For the three months ended June 30, 2007 and 2006, selling and marketing costs represented 33.2%, or $127.9 million, and 33.6%, or $121.3 million, of total revenue, respectively. Selling and marketing expenses increased 5.4%, or $6.6 million, during the three months ended June 30, 2007 as compared to the prior year period, primarily as a result of higher commission expenses.
Research and Development
Research and development expenses consist primarily of salaries and personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware/software costs, telecommunications and personnel expenses necessary to maintain our data processing center. During the three months ended June 30, 2007 and 2006, research, development and support expenses represented 11.8%, or $45.6 million, and 14.1%, or $50.9 million, of total revenue, respectively. Research, development and support expenses decreased 10.4%, or $5.3 million, during the three months ended June 30, 2007 as compared to the prior year period, primarily due to a decrease in personnel and related costs allocated to research and development projects.
General and Administrative
General and administrative expenses primarily include salaries and related personnel costs of executive management, finance and accounting, IT, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects and insurance. General and administrative expenses represented 13.2%, or $50.7 million, and 14.1%, or $50.9 million, of total revenue during the three months ended June 30, 2007 and 2006, respectively. General and administrative expenses remained relatively flat during the three months ended June 30, 2007 as compared to the prior year period, decreasing 0.4%, or $0.2 million.

Amortization of Intangibles
Amortization of intangible assets consists principally of the amortization of definite-lived customer relationship and tradename intangible assets recorded in connection with acquisitions accounted for by the purchase method of accounting. Amortization of intangibles expenses represented 0.8%, or $3.1 million, and 1.8%, or $6.4 million, of total revenue during the three months ended June 30, 2007 and 2006, respectively. Amortization of intangibles expenses decreased 51.6%, or $3.3 million, during the three months ended June 30, 2007 as compared to the prior year period. This decrease was attributable primarily to the conclusion of amortization of certain intangibles at the end of fiscal 2007, partially offset by a full current quarter of amortization associated with intangibles acquired in connection with our acquisition of Identify Software in May 2006.
In-process Research and Development
During the three months ended June 30, 2007, we wrote off acquired in-process research and development (IPR&D) totaling $2.1 million in connection with the acquisition of ProactiveNet. The amount allocated to IPR&D represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended, related to a core research and development project that was incomplete and had neither reached technological feasibility nor been determined to have an alternative future use pending achievement of technological feasibility as of the date of acquisition. There were no IPR&D write-offs during the prior year period.
Severance, Exit Costs and Related Charges
We have undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and simplification, standardization and automation of key business processes. As a result of these initiatives, we identified for termination approximately 50 and 400 employees during the three months ended June 30, 2007 and 2006, respectively. These workforce reductions are across all functions and geographies and affected employees were, or will be, provided cash separation packages. The workforce reductions have reduced selling and research and development expenses in product areas that were not realizing our profitability and growth goals, as well as general and administrative expenses.
The process improvement initiatives started in fiscal 2007 will continue through fiscal 2008. By the end of fiscal 2008, we estimate that the restructuring and process improvement initiatives undertaken during fiscal 2007, as well as those expected to be undertaken during fiscal 2008, will result in an annual savings of $55 to $65 million as compared to fiscal 2007 expense levels.
Other Income, Net
Other income, net consists primarily of interest earned on cash, cash equivalents, marketable securities and finance receivables that have not been transferred to third parties, gains and losses on marketable securities and other investments and interest expense on capital leases. For the three months ended June 30, 2007 and 2006, other income, net, was $20.6 million and $22.2 million, respectively. Other income, net decreased 7.2%, or $1.6 million, during the three months ended June 30, 2007 as compared to the prior year period, primarily due to the positive impact in the prior period of certain derivative transactions not designated as hedges for accounting purposes and a reduction in sublease income resulting from sale of our headquarters campus, partially offset by higher average investment portfolio balances earning higher yields and gains on investments.
Income Taxes
Income tax expense was $24.6 million and $10.3 million for the three months ended June 30, 2007 and 2006, respectively, resulting in effective tax rates of 30.1% and 24.9%, respectively. Our effective tax rates and associated provision for income taxes for the three months ended June 30, 2007 and 2006 were based on our estimates of consolidated earnings before taxes for fiscal 2008 and 2007, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, our representation that certain low taxed earnings are indefinitely re-invested, estimated tax credits, estimated tax incentives and an assessment regarding the realizability of our deferred tax assets. The effective tax rate increased during the three months ended June 30, 2007 as compared to the prior year period, primarily due to a larger portion of the estimated full fiscal year consolidated earnings before taxes being earned in higher tax rate jurisdictions for the current period.

Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for us beginning in fiscal 2009. We have not determined whether we will elect to measure items subject to SFAS No. 159 at fair value and, as a result, have not assessed the potential impact of adoption on our current accounting policies and procedures or consolidated financial position, results of operations or cash flows.
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
Liquidity and Capital Resources
At June 30, 2007, we had approximately $1.6 billion in cash, cash equivalents and marketable security investments, approximately 43% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated approximately $158.3 million of earnings that we have determined will be invested indefinitely in our international operations. Were such earnings to be repatriated, we would incur a U.S. Federal income tax liability, which has not been accrued in our financial statements.
We believe that our existing cash and marketable securities investment balances and funds generated from operating and investing activities will be sufficient to meet our working and other capital requirements for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and marketable security investments to fund such activities in the future. In the event additional needs for cash arise, we might find it advantageous to utilize third-party financing sources based on factors such as our then available cash, the cost of financing and our internal cost of capital.
Our cash flows were as follows during the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006
	(In millions)
Net cash provided by operating activities	$165.0	$54.6
Net cash provided by (used in) investing activities	134.7	(405.7)
Net cash provided by (used in) financing activities	(46.1)	167.3
Effect of exchange rate changes on cash	4.5	1.9

Net increase (decrease) in cash and cash equivalents	$258.1	$(181.9)

Cash Flows From Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased $110.4 million during the three months ended June 30, 2007 as compared to the prior year period. This increase was primarily due to the net increase in deferred revenue, the impact of financed payables, higher cash receipts on financed receivables and an increase in net earnings.
Cash Flows from Investing Activities
Net cash provided by investing activities was $134.7 million for the three months ended June 30, 2007 and net cash used in investing activities was $405.7 million in prior year period. This difference was attributable primarily to the positive net impact of marketable security maturity/sales proceeds and purchases and a reduction in the amount of cash expended for acquisitions period over period.

Cash Flows from Financing Activities
Net cash used in financing activities was $46.1 million for the three months ended June 30, 2007 and net cash provided by financing activities was $167.3 million in the prior year period. This change was attributable primarily to the receipt of $291.9 million in proceeds from the sale and leaseback of our headquarters campus in fiscal year 2007. In addition, period over period cash used for treasury stock repurchases decreased by $66.6 million.
Treasury Stock Purchases
Our Board of Directors has previously authorized a total of $2.0 billion to repurchase stock. During the three months ended June 30, 2007, we repurchased 2.6 million shares for $83.4 million. From the inception of the stock repurchase authorization through June 30, 2007, we have purchased 88.5 million shares for $1,828.9 million. In July 2007, our Board of Directors authorized an additional $1.0 billion to repurchase stock. The repurchase program is funded solely with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Issuer Purchases of Equity Securities below for a monthly detail of treasury stock purchases for the quarter ending June 30, 2007.
Repurchases of our common stock will occur over time through open market purchases, through unsolicited or solicited privately negotiated transactions, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder.
Available Information
Our internet website address is http://www.bmc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our portfolio management strategy subsequent to March 31, 2007, therefore the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our Annual Report on Form 10-K for fiscal 2007.
ITEM 4. Controls and Procedures
Material Weakness Previously Disclosed
As discussed in Item 9A of our Annual Report on Form 10-K for fiscal 2007, as of March 31, 2007, we identified a material weakness in the design and operation of our internal controls over the accounting for income taxes. As also disclosed in our 2007 Annual Report, we are designing and implementing actions to remediate this material weakness. While we have made some progress in remediating the material weakness, we are continuing to address several of the issues underlying the material weakness, including both the process deficiencies and inadequate staffing of experienced, specialized tax accounting personnel. Furthermore, because many of the remedial actions we have undertaken are recent and because some of our remediation actions will be designed to improve our internal control over the calculation of our annual tax provision, management will not be able to conclude that the material weakness has been eliminated until, at the earliest, the completion of the fiscal 2008 year-end income tax provision.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2007, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weakness discussed above, which has not been remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls were not effective. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects our financial condition, results of operations and cash flows as of and for the periods presented.
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2008, as part of our plan to address the aforementioned material weakness, we hired a Vice President of Global Tax, a new position, and reorganized our tax function to improve coordination and communication. These actions are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
There are no items that require disclosure under this Item.
ITEM 1A. Risk Factors
There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for fiscal 2007, dated May 30, 2007.
ITEM 2. Issuer Purchases of Equity Securities

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased	Share	Program(1)	Program(1)	the Program(1)
April 1-30, 2007	451,463	$31.44	451,017	$14,179,906	$240,289,800
May 1-31, 2007	579,896	$31.65	579,733	18,350,816	$221,938,984
June 1-30, 2007	1,562,232	$32.56	1,562,232	50,870,423	$171,068,561

Total	2,593,591	$32.16	2,592,982	$83,401,145	$171,068,561

(1)
Our Board of Directors has authorized a $2.0 billion stock repurchase program ($500.0 million authorized in April 2000, $500.0 million in July 2002 and $1.0 billion authorized in November 2005). As of June 30, 2007, there was approximately $171.1 million remaining in this stock repurchase program and the program does not have an expiration date. In July 2007, our Board of Directors authorized an additional $1.0 billion to this stock repurchase program.

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

BMC SOFTWARE, INC.
	By:	/s/ Robert E. Beauchamp
August 6, 2007		Robert E. Beauchamp
President and Chief Executive Officer

	By:	/s/ Stephen B. Solcher
August 6, 2007		Stephen B. Solcher
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchanges Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.