Form 10-Q
period 2007-09-30
BMC SOFTWARE INC
filed 2007-11-07
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
As of November 2, 2007, there were outstanding 195,809,484 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.
QUARTER ENDED SEPTEMBER 30, 2007

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	September 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,062.5	$883.5
Marketable securities	275.2	412.5
Trade accounts receivable, net	152.7	185.9
Trade finance receivables, net	65.5	130.0
Deferred tax assets	70.6	69.9
Other current assets	91.8	107.7

Total current assets	1,718.3	1,789.5
Property and equipment, net	92.6	88.3
Software development costs, net	112.1	104.1
Long-term marketable securities	141.3	211.1
Long-term trade finance receivables, net	51.0	124.4
Intangible assets, net	62.1	44.3
Goodwill, net	748.2	670.5
Other long-term assets	221.9	227.8

Total assets	$3,147.5	$3,260.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$30.6	$42.4
Finance payables	9.9	39.0
Accrued liabilities	257.3	283.8
Deferred revenue	864.5	867.7

Total current liabilities	1,162.3	1,232.9
Long-term deferred revenue	837.5	861.3
Other long-term liabilities and deferred credits	118.5	116.7

Total liabilities	2,118.3	2,210.9

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	728.8	679.4
Retained earnings	1,620.3	1,478.0
Accumulated other comprehensive income (loss)	6.0	(9.3)

	2,357.6	2,150.6
Treasury stock, at cost (53.1 and 47.8 shares)	(1,328.4)	(1,101.5)

Total stockholders’ equity	1,029.2	1,049.1

Total liabilities and stockholders’ equity	$3,147.5	$3,260.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
License	$150.9	$137.9	$276.8	$248.9
Maintenance	241.2	226.9	476.7	455.9
Professional services	28.6	21.9	52.2	43.3

Total revenue	420.7	386.7	805.7	748.1

Operating expenses:
Cost of license revenue	24.7	26.8	47.9	50.4
Cost of maintenance revenue	39.7	45.8	81.6	86.2
Cost of professional services revenue	30.1	22.6	57.6	45.6
Selling and marketing expenses	129.1	122.6	257.0	243.9
Research and development expenses	49.6	52.8	95.2	103.7
General and administrative expenses	50.8	49.0	101.5	99.9
Amortization of intangible assets	3.4	6.9	6.4	13.3
In-process research and development	—	—	2.2	—
Severance, exit costs and related charges	1.9	0.6	3.7	26.4

Total operating expenses	329.3	327.1	653.1	669.4

Operating income	91.4	59.6	152.6	78.7

Other income, net:
Interest and other income, net	18.7	20.6	38.6	43.2
Interest expense	(0.2)	(0.5)	(0.5)	(0.9)
Gain on sale of marketable securities and other investments	1.2	4.6	2.2	4.6

Total other income, net	19.7	24.7	40.3	46.9

Earnings before income taxes	111.1	84.3	192.9	125.6
Provision for income taxes	32.9	26.1	57.5	36.4

Net earnings	$78.2	$58.2	$135.4	$89.2

Basic earnings per share	$0.40	$0.29	$0.68	$0.43

Diluted earnings per share	$0.39	$0.28	$0.67	$0.42

Shares used in computing basic earnings per share	197.4	203.8	198.4	205.6

Shares used in computing diluted earnings per share	202.0	209.0	203.4	210.1

Comprehensive income:
Net earnings	$78.2	$58.2	$135.4	$89.2
Net changes in accumulated comprehensive income	14.0	3.3	15.3	6.7

Comprehensive income	$92.2	$61.5	$150.7	$95.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$135.4	$89.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72.8	79.3
Share-based compensation expense	31.7	21.5
In-process research and development	2.2	—
Gain on sale of marketable securities and other investments	(2.2)	(4.6)
Changes in operating assets and liabilities:
Trade finance receivables	138.1	32.9
Finance payables	(29.5)	(50.1)
Deferred revenue	(29.0)	(68.2)
Other operating assets and liabilities	(0.6)	(17.1)

Net cash provided by operating activities	318.9	82.9

Cash flows from investing activities:
Proceeds from maturities / sales of marketable securities	415.0	314.5
Purchases of marketable securities	(205.7)	(566.1)
Cash paid for acquisitions, net of cash acquired	(92.4)	(144.2)
Capitalization of software development costs	(38.4)	(26.6)
Purchases of property and equipment	(19.0)	(10.5)
Other investing activities	2.3	0.2

Net cash provided by (used in) investing activities	61.8	(432.7)

Cash flows from financing activities:
Treasury stock acquired	(283.4)	(280.0)
Proceeds from stock options exercised and other	59.1	108.2
Excess tax benefit from share-based compensation	11.9	10.4
Payments on capital leases	(3.1)	(3.0)
Proceeds from sale leaseback transaction	—	291.9
Repayment of debt assumed	—	(5.0)

Net cash provided by (used in) financing activities	(215.5)	122.5

Effect of exchange rate changes on cash and cash equivalents	13.8	2.8

Net change in cash and cash equivalents	179.0	(224.5)
Cash and cash equivalents, beginning of period	883.5	905.9

Cash and cash equivalents, end of period	$1,062.5	$681.4

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of amounts refunded	$7.9	$15.8
Liabilities assumed in acquisitions	$19.7	$12.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of BMC Software, Inc. and its majority-owned subsidiaries (collectively, the Company or BMC Software). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. Those reclassifications did not impact net earnings or stockholders’ equity.
Interim results are not necessarily indicative of results for a full year. The Company’s results generally tend to be stronger in the third and fourth quarters of its fiscal year, as compared to the first and second quarters of the fiscal year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on Form 10-K.
(2)	Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned nonvested stock are considered potential common shares using the treasury stock method. For the quarters ended September 30, 2007 and 2006, 7.3 million and 3.6 million weighted options, respectively, have been excluded from the calculation of diluted EPS, as they are anti-dilutive. For the six months ended September 30, 2007 and 2006, 5.4 million and 4.1 million weighted options, respectively, have been excluded from the calculation of diluted EPS, as they are anti-dilutive. The following table summarizes the basic and diluted EPS computations for the quarters and six months ended September 30, 2007 and 2006, respectively:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions, except per		(In millions, except per
	share data)		share data)
Basic earnings per share:
Net earnings	$78.2	$58.2	$135.4	$89.2
Weighted average number of common shares outstanding	197.4	203.8	198.4	205.6

Basic earnings per share	$0.40	$0.29	$0.68	$0.43

Diluted earnings per share:
Net earnings	$78.2	$58.2	$135.4	$89.2
Weighted average number of common shares outstanding	197.4	203.8	198.4	205.6
Incremental shares from assumed conversions of stock options and other	4.6	5.2	5.0	4.5

Adjusted weighted average number of common shares outstanding	202.0	209.0	203.4	210.1

Diluted earnings per share	$0.39	$0.28	$0.67	$0.42

(3)	Business Combinations
In June 2007, the Company acquired all of the issued and outstanding capital stock of ProactiveNet, Inc. (ProactiveNet), a provider of business service management solutions, for consideration consisting of $40.4 million in cash and $0.5 million of direct acquisition costs. ProactiveNet leverages real-time and proactive analyses to identify problems before they impact a customer’s business. This acquisition is expected to advance delivery of Business Service Management (BSM) with new analytics and event management capabilities that deliver value across a broad range of third-party performance and event management solutions. The acquired identifiable intangible assets include $7.8 million of acquired technology, $8.9 million of customer relationships and $2.2 million of in-process research and development, which was written off at the date of acquisition. In addition, the Company assumed $6.1 million of liabilities, net of other assets. The resulting $28.1 million of goodwill was assigned to the Enterprise Service Management segment and is not expected to be deductible for tax purposes. This allocation is preliminary due to the finalization of certain income tax matters and, as such, is subject to refinement. ProactiveNet’s operating results have been included in the Company’s condensed consolidated financial statements since the acquisition date.
In July 2007, the Company acquired all of the issued and outstanding capital stock of RealOps, Inc. (RealOps), a provider of run book automation solutions, for consideration consisting of $54.0 million in cash and $0.3 million of direct acquisition costs. This acquisition integrates diverse multi-vendor technologies while accelerating the automation and execution of critical IT operations. The acquired identifiable intangible assets include $15.2 million of acquired technology and $0.8 million of customer relationships. In addition, the Company assumed $5.3 million of liabilities, net of other assets. The resulting $43.6 million of goodwill was assigned to the Enterprise Service Management segment and is not expected to be deductible for tax purposes. This allocation is preliminary due to the finalization of certain income tax matters and, as such, is subject to refinement. RealOps’ operating results have been included in the Company’s condensed consolidated financial statements since the acquisition date.
(4)	Segment Reporting
The Company is organized into two software business segments. These segments are Enterprise Service Management (ESM) and Mainframe Service Management (MSM). Additionally, the Company has a Professional Services (PS) segment.
The ESM segment derives its revenue from products for systems management and monitoring, distributed data management, service, change and asset management solutions, IT discovery and software configuration management, user administration and provisioning, password administration, enterprise directory management, transaction management, web access control and audit and compliance management. The MSM segment derives its revenue from products for mainframe database management, monitoring and automation, enterprise scheduling and output management solutions. The PS segment derives its revenue from consulting, implementation, integration and educational services related to the Company’s software products.
For each of the Company’s segments, performance is measured on contribution margin, reflecting only the direct controllable research and development, selling and marketing, general and administrative and professional services expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of capitalization and amortization of software development costs, certain general and administrative expenses, certain selling and marketing expenses, share-based compensation expenses, amortization of acquired technology and intangibles, one-time charges, other income, net, and income taxes. Additionally, consistent with how management reviews operations, the costs associated with severance and exit activities described in Note 6 are not included in segment contribution margin and are included in indirect expenses. Certain reclassifications have been made to the prior year’s information to conform to current year’s presentation. Assets and liabilities are reviewed at the consolidated level by management and are not accounted for by segment.

	Software
	Enterprise	Mainframe
	Service	Service	Professional
Quarter Ended September 30, 2007	Management	Management	Services	Consolidated
	(In millions)
Revenue:
License	$85.5	$65.4	$—	$150.9
Maintenance	129.2	112.0	—	241.2
Professional services	—	—	28.6	28.6

Total revenue	214.7	177.4	28.6	420.7
Direct segment expenses	64.2	47.9	30.1	142.2

Segment contribution margin	$150.5	$129.5	$(1.5)	278.5

Indirect expenses				187.1
Other income, net				19.7

Consolidated earnings before income taxes				$111.1

	Software
	Enterprise	Mainframe
	Service	Service	Professional
Quarter Ended September 30, 2006	Management	Management	Services	Consolidated
	(In millions)
Revenue:
License	$77.1	$60.8	$—	$137.9
Maintenance	119.2	107.7	—	226.9
Professional services	—	—	21.9	21.9

Total revenue	196.3	168.5	21.9	386.7
Direct segment expenses	68.8	46.2	22.6	137.6

Segment contribution margin	$127.5	$122.3	$(0.7)	249.1

Indirect expenses				189.5
Other income, net				24.7

Consolidated earnings before income taxes				$84.3

	Software
	Enterprise	Mainframe
	Service	Service	Professional
Six Months Ended September 30, 2007	Management	Management	Services	Consolidated
	(In millions)
Revenue:
License	$152.1	$124.7	$—	$276.8
Maintenance	254.7	222.0	—	476.7
Professional services	—	—	52.2	52.2

Total revenue	406.8	346.7	52.2	805.7
Direct segment expenses	121.8	95.3	57.6	274.7

Segment contribution margin	$285.0	$251.4	$(5.4)	531.0

Indirect expenses				378.4
Other income, net				40.3

Consolidated earnings before income taxes				$192.9

	Software
	Enterprise	Mainframe
	Service	Service	Professional
Six Months Ended September 30, 2006	Management	Management	Services	Consolidated
	(In millions)
Revenue:
License	$142.3	$106.6	$—	$248.9
Maintenance	235.9	220.0	—	455.9
Professional services	—	—	43.3	43.3

Total revenue	378.2	326.6	43.3	748.1
Direct segment expenses	134.8	89.2	45.6	269.6

Segment contribution margin	$243.4	$237.4	$(2.3)	478.5

Indirect expenses				399.8
Other income, net				46.9

Consolidated earnings before income taxes				$125.6

(5)	Share-Based Compensation
In June 2007, the Company’s Board of Directors and Compensation Committee approved the annual share-based award grants to its executive officers and non-executive employees. The types of awards issued were generally consistent with the prior year and consisted of 4.3 million of stock options, 0.6 million shares of time-based nonvested stock and 0.1 million shares of performance-based nonvested stock. The vesting of performance-based nonvested stock is contingent upon meeting certain profitability targets in fiscal 2009 and 2010.

The fair value of each option award granted is estimated as of the date of grant using a Black-Scholes option pricing model. The Company used the following weighted-average assumptions for awards during the quarter and six months ended September 30, 2007 and 2006:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	36%	36%	30%	34%
Risk-free interest rate %	4.7%	4.8%	5.0%	4.9%
Expected term (in years)	6	7	4	5
Dividend yield	—	—	—	—
The Company had $101.3 million of total unrecognized compensation cost related to stock options and nonvested stock at September 30, 2007, which is expected to be recognized as expense over a weighted-average period of 2.8 years.
The following summarizes share-based compensation cost recognized in the Company’s condensed consolidated statements of operations:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)
Cost of license revenue	$0.1	$—	$0.3	$—
Cost of maintenance revenue	1.8	1.5	3.6	2.8
Cost of professional services revenue	0.3	0.3	0.5	0.6
Selling and marketing expenses	5.3	3.7	10.3	7.6
Research and development expenses	3.0	2.1	5.5	4.0
General and administrative expenses	6.0	3.1	11.5	6.5

Total share-based compensation expense	$16.5	$10.7	$31.7	$21.5

Additionally, share-based compensation of $1.0 million and $0.2 million was capitalized as software development costs during the quarters ended September 30, 2007 and 2006, respectively, and $2.0 million and $0.9 million during the six months ended September 30, 2007 and 2006, respectively.
(6)	Severance, Exit Costs and Related Charges
The Company has undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. These initiatives included workforce reductions across all functions and geographies, and the affected employees were, or will be, provided cash separation packages. Additionally, as part of these initiatives, the Company exited certain leases, reduced the square footage required to operate certain locations and relocated some operations to lower cost facilities. During the first six months of fiscal 2008, the Company identified approximately 60 additional employees for termination under the process improvement initiatives that began in fiscal 2007. The Company has incurred $48.8 million related to the initiatives that began in the prior year. As of September 30, 2007, $18.8 million of severance and facilities costs related to actions completed under these initiatives remain accrued as follows:

	Balance at				Foreign	Cash Payments,	Balance at
	March 31,	Charged	Adjustments		Exchange	Net of Sublease	September 30,
	2007	to Expense	to Estimates	Accretion	Adjustments	Income	2007
	(In millions)
Severance and related costs	$17.0	$6.2	$(2.2)	$—	$0.4	$(14.1)	$7.3
Facilities costs	16.3	0.7	(1.0)	0.3	—	(4.8)	11.5

Total accrued	$33.3	$6.9	$(3.2)	$0.3	$0.4	$(18.9)	$18.8

The accruals for severance and related costs at September 30, 2007 represent the estimated amounts to be paid to employees that have been terminated or identified for termination as a result of these initiatives. These amounts are expected to be paid within twelve months. The Company continues to review the impact of these actions and will determine if, based on future results of operations, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.
The accruals for facilities costs at September 30, 2007 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2014. The Company may incur additional facilities charges subsequent to September 30, 2007, as a result of its on-going initiatives. Accretion (the increase in the present value of facilities accruals over time) is included in operating expenses.
(7)	Income Taxes
Income tax expense was $32.9 million and $26.1 million for the quarter ended September 30, 2007 and 2006, respectively, resulting in effective tax rates of 29.6% and 31.0%, respectively. Income tax expense was $57.5 million and $36.4 million for the six months ended September 30, 2007 and 2006, respectively, resulting in effective tax rates of 29.8% and 29.0%, respectively. The Company’s effective tax rate and associated provision for income taxes for the quarter and six months ended September 30, 2007 and 2006 were based on estimates of consolidated earnings before taxes for fiscal 2008 and 2007, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, the Company’s policy of indefinitely re-investing earnings in certain low tax jurisdictions, estimated tax credits, changes in estimates related to the Company’s uncertain tax positions, estimated tax incentives and an assessment regarding the realizability of the Company’s deferred tax assets.
The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of Financial Accounting Standards Board Statement No. 109” (FIN 48) on April 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if, based on the weight of the available evidence, it is more likely than not that the position will be sustained on examination. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. Both criteria presume that the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The cumulative effect of adopting FIN 48 was recorded as of April 1, 2007 as an increase of $8.1 million to retained earnings. The total amount of unrecognized tax benefits and related penalties and interest as of April 1, 2007 was $58.9 million, of which $43.5 million would impact our effective tax rate if recognized. During the six months ended September 30, 2007 our total unrecognized tax benefits and the amount which would impact our effective tax rate decreased primarily as a result of a $15.5 million adjustment related to a settlement with tax authorities. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The total amount of accrued interest and penalties related to uncertain tax positions as of April 1, 2007 was $10.1 million. The amount of accrued interest and penalties did not materially change during the quarter and six months ended September 30, 2007.
The Company files income tax returns in the U.S. federal jurisdiction and multiple state and foreign jurisdictions. The Company’s tax years are closed with the IRS through the year ended March 31, 2003. The IRS has completed its examination of the Company’s federal income tax returns for the tax years ended March 31, 2004 and 2005 and issued its Revenue Agent Report (RAR) in September 2007. The Company filed a protest letter contesting certain adjustments included in the RAR and anticipates beginning settlement negotiations in the near future. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

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
Contingencies
The Company has received claims from a third party alleging that it infringes on one or more of the third party’s patents. The Company believes that it has meritorious defenses to the claims and intends to vigorously contest them. Additionally, the Company has asserted counter-claims against the third party alleging infringement on certain of the Company’s patents. No formal proceedings have been initiated by either party and the ultimate outcome of this matter cannot be estimated at this time.
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
In June 2006, in response to a filing by the Company seeking clarification as to whether a tax applies to the remittance of software payments from its Brazilian operations, a lower level Brazilian court denied the Company’s request for a preliminary injunction and published an unfavorable decision. The Company is appealing this initial decision. In February 2007, a law was enacted that clarified that this particular tax did not apply to the remittance of software payments, retroactive to January 1, 2006. The Company continues to pursue a favorable resolution on this matter for years prior to January 1, 2006, and believes it will ultimately prevail based on the merits of the position. However, the Company cannot predict the timing and ultimate outcome of this matter.
In August 2007, a lawsuit captioned Diagnostic Systems Corporation vs. Oracle Corporation, et al., was filed against a number of software companies, including the Company, in the United States District Court for the Central District of California, Southern Division. The complaint seeks preliminary and permanent injunctions, as well as monetary damages in unspecified amounts, based upon claims for alleged patent infringement. The Company filed its answer to the complaint in September 2007. This matter is in the early stages of litigation. The Company believes that it has meritorious defenses to the claims. However, the Company cannot predict the timing and ultimate outcome of this matter.
The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial position or results of operations.
(9)	Treasury Stock
The Company’s Board of Directors had previously authorized a total of $2.0 billion to repurchase stock. In July 2007, the Company’s Board of Directors authorized an additional $1.0 billion to repurchase stock. During the quarter and six months ended September 30, 2007, the Company repurchased 6.7 million and 9.3 million shares, respectively, for $200.0 million and $283.4 million, respectively. As of September 30, 2007, the Company held 53.1 million shares in treasury, resulting in a $1.3 billion reduction in stockholders’ equity, and had $971.1 million available for future stock repurchases under the program.

(10)	Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to choose to measure various financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses be reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the Company beginning in fiscal 2009. The Company has not determined whether it will elect to measure items within the scope of SFAS No. 159 at fair value and, as a result, has not assessed the potential impacts of adoption on its current accounting policies and procedures or consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions. SFAS No. 157 is effective for the Company beginning in fiscal 2009. The Company has not determined whether the adoption of SFAS No. 157 will have a material effect on its consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report on Form 10-Q for the quarter ended September 30, 2007 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties included in our Annual Report on Form 10-K for fiscal 2007, with the audited financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
BMC Software is one of the world’s largest software vendors. Delivering Business Service Management (BSM), we provide software solutions that empower companies to manage their information technology (IT) infrastructure from a business perspective. Our extensive portfolio of software solutions spans enterprise systems, applications, databases and service management.
During the quarter and six months ended September 30, 2007, we have continued to strengthen our financial performance. We have continued to execute our strategy in capturing the growing demand for our BSM solutions, stabilize our mainframe segment and effectively manage our operating expenses, while maintaining a strong balance sheet and repurchasing shares of our common stock through stock repurchase programs. During the six months ended September 30, 2007, we repurchased 9.3 million shares for a total cost of $283.4 million. Additionally, during the six months ended September 30, 2007, we expended $94.4 million in connection with two strategic acquisitions, as discussed below.
In June 2007, we acquired all of the issued and outstanding capital stock of ProactiveNet, Inc. (ProactiveNet), a provider of business service management solutions, for $40.4 million in cash. This acquisition is expected to advance BMC’s delivery of BSM with new analytics and event management capabilities that deliver value across a broad range of third-party performance and event management solutions. Additionally, in July 2007, we acquired all of the issued and outstanding capital stock of RealOps, Inc., a provider of business service management solutions, for $54.0 million in cash. This acquisition integrates diverse multi-vendor technologies while accelerating the automation and execution of critical IT operations.
It is important for our investors to understand that a significant portion of our operating expenses are fixed in the short-term and that we plan a portion of our expense run-rate based on our expectations of future revenue. In addition, the substantial majority of our license transactions are completed during the final weeks and days of each quarter and, therefore, we generally do not know whether revenue has met our expectations until after the end of the quarter. If a shortfall in revenue were to occur in any given quarter, there would be an immediate, and possibly significant, impact to our overall earnings and, most likely, our stock price. Our results also generally tend to be stronger in the third and fourth quarters of our fiscal year, as compared to the first and second quarters of the fiscal year.

Industry Conditions
In recent years, growth in the global IT market has recovered to a rate roughly twice that of the overall economy. Software spending continues to grow faster than the overall IT market, with the highest growth projected to occur in emerging markets such as Latin America, Asia Pacific and eastern Europe. Within the software industry, the markets for our Enterprise Service Management (ESM) products are projected to grow faster than the overall software industry, while our Mainframe Service Management (MSM) products are in market segments with varying growth estimates, from slight declines to modest increases. IT organizations continue to be pressured by their business counterparts to lower overall operational costs while increasing support for regulatory compliance, strategic objectives and other projects focused on delivering increased value to the business. The demands placed on customers’ IT organizations have resulted in increased pricing pressures on technology vendors. We believe that BSM helps IT organizations succeed in today’s business environment and differentiates us from our competitors. We recognize that the systems management software marketplace remains highly competitive in both of our software business segments.
Critical Accounting Policies
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for fiscal 2007 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during the six months ended September 30, 2007, except for the adoption of FIN 48 discussed below.
Recently Adopted Accounting Pronouncements
Effective April 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of Financial and Accounting Standards Board Statement No. 109” (FIN 48). As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. Both steps presume that the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The first step is to evaluate the tax position for recognition by determining if, based on the weight of available evidence, it is more likely than not that the position will be sustained on examination. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. The process is subjective and it is inherently difficult to estimate such amounts as this may require us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. A change in the amount recorded for these uncertain tax positions would generally result in the recognition of a tax benefit or an additional charge to the tax provision in that period.

Results of Operations and Financial Condition
The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income bear to total revenue. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenue
	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
License	35.9%	35.7%	34.4%	33.3%
Maintenance	57.3%	58.7%	59.2%	60.9%
Professional services	6.8%	5.7%	6.5%	5.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenue	5.9%	6.9%	5.9%	6.7%
Cost of maintenance revenue	9.4%	11.8%	10.1%	11.5%
Cost of professional services revenue	7.2%	5.8%	7.1%	6.1%
Selling and marketing expenses	30.7%	31.7%	31.9%	32.6%
Research and development expenses	11.8%	13.7%	11.8%	13.9%
General and administrative expenses	12.1%	12.7%	12.6%	13.4%
Amortization of intangible assets	0.8%	1.8%	0.8%	1.8%
In-process research and development	—	—	0.3%	—
Severance, exit costs and related charges	0.5%	0.2%	0.5%	3.5%
Total operating expenses	78.3%	84.6%	81.1%	89.5%
Operating income	21.7%	15.4%	18.9%	10.5%
Other income, net	4.7%	6.4%	5.0%	6.3%
Earnings before income taxes	26.4%	21.8%	23.9%	16.8%
Provision for income taxes	7.8%	6.7%	7.1%	4.9%
Net earnings	18.6%	15.1%	16.8%	11.9%
Revenue
The following table provides information regarding license and maintenance revenue for the quarters and six months ended September 30, 2007 and 2006, respectively.
Software License Revenue

	Quarter Ended			Six Months Ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
	(In millions)			(In millions)
Enterprise Service Management	$85.5	$77.1	10.9%	$152.1	$142.3	6.9%
Mainframe Service Management	65.4	60.8	7.6%	124.7	106.6	17.0%

Total software license revenue	$150.9	$137.9	9.4%	$276.8	$248.9	11.2%

Software Maintenance Revenue

	Quarter Ended			Six Months Ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
	(In millions)			(In millions)
Enterprise Service Management	$129.2	$119.2	8.4%	$254.7	$235.9	8.0%
Mainframe Service Management	112.0	107.7	4.0%	222.0	220.0	0.9%

Total software maintenance revenue	$241.2	$226.9	6.3%	$476.7	$455.9	4.6%

Total Software Revenue

	Quarter Ended			Six Months Ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
	(In millions)			(In millions)
Enterprise Service Management	$214.7	$196.3	9.4%	$406.8	$378.2	7.6%
Mainframe Service Management	177.4	168.5	5.3%	346.7	326.6	6.2%

Total software revenue	$392.1	$364.8	7.5%	$753.5	$704.8	6.9%

Software License Revenue
Total software license revenue was $150.9 million for the quarter ended September 30, 2007, an increase of 9.4%, or $13.0 million, from the comparable prior year period. The increase was attributable to license revenue increases in both the ESM and MSM segments, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $17.6 million for the quarter ended September 30, 2007, as compared to the prior year period. Of the license transactions recorded, the percentage of license revenue recognized upfront decreased from 62% during the quarter ended September 30, 2006 to 55% during the quarter ended September 30, 2007. During the quarter ended September 30, 2007, we closed 19 transactions with license values over $1 million, with a total license value of $52.5 million, compared with 23 transactions with license values over $1 million, with a total license value of $42.8 million, in the comparable prior year period.
Total software license revenue was $276.8 million for the six months ended September 30, 2007, an increase of 11.2%, or $27.9 million, from the comparable prior year period. The increase was attributable to license revenue increases in both the ESM and MSM segments, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $29.1 million for the six months ended September 30, 2007, as compared to the prior year period. Of the license transactions recorded, the percentage of license revenue recognized upfront decreased from 62% during the six months ended September 30, 2006 to 48% during the six months ended September 30, 2007. During the six months ended September 30, 2007, we closed 36 transactions with license values over $1 million, with a total license value of $128.1 million, compared with 32 transactions with license values over $1 million, with a total license value of $69.5 million, in the comparable prior year period.
ESM license revenue represented 56.7%, or $85.5 million, and 54.9%, or $152.1 million, of our total license revenue for the quarter and six months ended September 30, 2007, respectively, and 55.9%, or $77.1 million, and 57.2%, or $142.3 million, of our total license revenue for the quarter and six months ended September 30, 2006, respectively. ESM license revenue for the quarter ended September 30, 2007 increased 10.9%, or $8.4 million, from the comparable prior year period. ESM license revenue for the six months ended September 30, 2007 increased 6.9%, or $9.8 million, from the comparable prior year period. These period over period increases were attributable primarily to increased demand for our BSM solutions, as well as an increase in the recognition of previously deferred license revenue period over period, partially offset by an increase in the level of new license transactions with revenue being deferred into future periods.
MSM license revenue represented 43.3%, or $65.4 million, and 45.1%, or $124.7 million, of our total license revenue for the quarter and six months ended September 30, 2007, respectively, and 44.1%, or $60.8 million, and 42.8%, or $106.6 million, of our total license revenue for the quarter and six months ended September 30, 2006, respectively. MSM license revenue for the quarter ended September 30, 2007 increased 7.6%, or $4.6 million, from the comparable prior year period. MSM license revenue for the six months ended September 30, 2007 increased 17.0%, or $18.1 million, from the comparable prior year period. These period over period increases were attributable primarily to a higher volume of license transactions executed as well as an increase in the recognition of previously deferred license revenue period over period, partially offset by an increase in the level of new license transactions whose revenue are being deferred into future periods.

For the quarters and six months ended September 30, 2007 and 2006, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)
Deferrals of license revenue	$(63.9)	$(50.2)	$(146.7)	$(86.1)
Recognition from deferred license revenue	72.3	54.7	139.3	110.2

Net impact on recognized license revenue	$8.4	$4.5	$(7.4)	$24.1

Deferred license revenue balance at end of period	$511.8	$408.1	$511.8	$408.1

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
Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenue to be recognized each quarter becomes more predictable as a larger percentage of revenue comes from the deferred license revenue balance. As of September 30, 2007, the deferred license revenue balance was $511.8 million and had an estimated remaining life of approximately three years. As additional license revenue is deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred license revenue we expect to recognize in future periods as of September 30, 2007 follows (in millions):

Remaining fiscal 2008	$146.1
Fiscal 2009	$180.0
Fiscal 2010 and thereafter	$185.7
Software Maintenance Revenue
Total software maintenance revenue was $241.2 million for the quarter ended September 30, 2007, an increase of 6.3%, or $14.3 million, from the comparable prior year period. Total software maintenance revenue was $476.7 million for the six months ended September 30, 2007, an increase of 4.6%, or $20.8 million, from the comparable prior year period. These period over period increases were attributable to increases in both ESM and MSM maintenance revenue as discussed below.
ESM maintenance revenue represented 53.6%, or $129.2 million, and 53.4%, or $254.7 million, of our total maintenance revenue for the quarter and six months ended September 30, 2007, respectively, and 52.5%, or $119.2 million, and 51.7%, or $235.9 million, of our total maintenance revenue for the quarter and six months ended September 30, 2006, respectively. ESM maintenance revenue for the quarter ended September 30, 2007 increased 8.4%, or $10.0 million as compared to the prior year period. ESM maintenance revenue for the six months ended September 30, 2007 increased 8.0%, or $18.8 million as compared to the prior year period. These period over period increases were attributable primarily to the expansion of our installed ESM customer license base and the timing of maintenance renewals.
MSM maintenance revenue represented 46.4%, or $112.0 million, and 46.6%, or $222.0 million, of our total maintenance revenue for the quarter and six months ended September 30, 2007, respectively, and 47.5%, or $107.7 million, and 48.3%, or $220.0 million, of our total maintenance revenue for the quarter and six months ended September 30, 2006, respectively. MSM maintenance revenue for the quarter ended September 30, 2007 increased 4.0%, or $4.3 million, as compared to the prior year period. MSM maintenance revenue for the six months ended September 30, 2007, increased 0.9%, or $2.0 million, as compared to the prior year period. These period over period increases were attributable primarily to the timing of maintenance renewals.

As of September 30, 2007, the deferred maintenance revenue balance was $1.2 billion. A summary of the estimated deferred maintenance revenue we expect to recognize in future periods as of September 30, 2007 follows (in millions):

Remaining fiscal 2008	$362.4
Fiscal 2009	$430.3
Fiscal 2010 & thereafter	$379.0
Domestic vs. International Revenue

	Quarter Ended			Six Months Ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
	(In millions)			(In millions)
License:
Domestic	$76.3	$71.5	6.7%	$142.4	$125.9	13.1%
International	74.6	66.4	12.3%	134.4	123.0	9.3%

Total license revenue	150.9	137.9	9.4%	276.8	248.9	11.2%

Maintenance:
Domestic	131.3	124.7	5.3%	260.7	253.1	3.0%
International	109.9	102.2	7.5%	216.0	202.8	6.5%

Total maintenance revenue	241.2	226.9	6.3%	476.7	455.9	4.5%

Professional services:
Domestic	11.9	8.6	38.4%	22.0	17.9	22.9%
International	16.7	13.3	25.6%	30.2	25.4	18.9%

Total professional services revenue	28.6	21.9	30.6%	52.2	43.3	20.6%

Total domestic revenue	219.5	204.8	7.2%	425.1	396.9	7.1%
Total international revenue	201.2	181.9	10.6%	380.6	351.2	8.4%

Total revenue	$420.7	$386.7	8.8%	$805.7	$748.1	7.7%

License Revenue
Our domestic license revenue represented 50.6%, or $76.3 million, and 51.8%, or $71.5 million, of license revenue for the quarter ended September 30, 2007 and 2006, respectively. Our domestic license revenue for the quarter ended September 30, 2007 increased 6.7%, or $4.8 million, compared to the same period in the prior year. Our domestic license revenue represented 51.4%, or $142.4 million, and 50.6%, or $125.9 million, of license revenue for the six months ended September 30, 2007 and 2006, respectively. Our domestic license revenue for the six months ended September 30, 2007 increased 13.1%, or $16.5 million, compared to the same period in the prior year. These period over period increases were attributable to increases in both ESM and MSM license revenue.
Our international license revenue represented 49.4%, or $74.6 million, and 48.2%, or $66.4 million, of license revenue for the quarter ended September 30, 2007 and 2006, respectively. Our international license revenue for the quarter ended September 30, 2007 increased 12.3%, or $8.2 million, compared to the same period in the prior year. This increase was attributable primarily to an ESM license revenue increase in our European market and a MSM license revenue increase in our Latin American market. Our international license revenue represented 48.6%, or $134.4 million, and 49.4%, or $123.0 million, of license revenue for the six months ended September 30, 2007 and 2006, respectively. Our international license revenue for the six months ended September 30, 2007 increased 9.3%, or $11.4 million, compared to the same period in the prior year. This increase was attributable primarily to an ESM license revenue increase in our European market and a MSM license revenue increase in our Latin American market, partially offset by a decrease in ESM license revenue in our Asia Pacific market. Both the quarter and year-to-date period over period increases discussed above were impacted favorably by changes in foreign exchange rates.
Maintenance Revenue
Our domestic maintenance revenue represented 54.4%, or $131.3 million, and 55.0%, or $124.7 million, of maintenance revenue for the quarter ended September 30, 2007 and 2006, respectively. For the quarter ended September 30, 2007, domestic maintenance revenue increased 5.3%, or $6.6 million, compared to the same period in the prior year. Our domestic maintenance revenue represented 54.7%, or $260.7 million, and 55.5%, or $253.1 million, of maintenance revenue for the six months ended September 30, 2007 and 2006, respectively. For the six months ended September 30, 2007, domestic maintenance revenue increased 3.0%, or $7.6 million, compared to the same period in the prior year. These period over period increases were attributable primarily to an increase in ESM maintenance revenue, partially offset by decreases in MSM maintenance revenue.

Our international maintenance revenue represented 45.6%, or $109.9 million, and 45.0%, or $102.2 million, of maintenance revenue for the quarter ended September 30, 2007 and 2006, respectively. For the quarter ended September 30, 2007, international maintenance revenue increased 7.5%, or $7.7 million, compared to the same period in the prior year. This increase was attributable to increases in both MSM and ESM maintenance revenue resulting from the growth in our installed customer base, primarily an ESM maintenance revenue increase in our European market and both ESM and MSM maintenance revenue increases in our Asia Pacific market. Our international maintenance revenue represented 45.3%, or $216.0 million, and 44.5%, or $202.8 million, of maintenance revenue for the six months ended September 30, 2007 and 2006, respectively. For the six months ended September 30, 2007, international maintenance revenue increased 6.5%, or $13.2 million, compared to the same period in the prior year. This increase was attributable to increases in both MSM and ESM maintenance revenue resulting from the growth in our installed customer base, primarily an ESM maintenance revenue increase in our European market and a MSM maintenance revenue increase in our Latin American market. Both the quarter and year-to-date period over period increases discussed above were impacted favorably by changes in foreign exchange rates.
Professional Services Revenue
Professional services revenue increased 30.6%, or $6.7 million, and 20.6%, or $8.9 million, for the quarter and six months ended September 30, 2007 as compared to the prior year periods. Domestic professional services revenue for the quarter and six months ended September 30, 2007 increased 38.4%, or $3.3 million, and 22.9%, or $4.1 million, as compared to the prior year periods. International professional services revenue for the quarter and six months ended September 30, 2007 increased 25.6%, or $3.4 million, and 18.9% or $4.8 million, as compared to the prior year periods. These increases were attributable primarily to an increase in implementation and consulting services, primarily related to growth in BSM solution sales.
Operating Expenses

	Quarter Ended			Six Months Ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006	% Change
	(In millions)			(In millions)
Cost of license revenue	$24.7	$26.8	(7.8)%	$47.9	$50.4	(5.0)%
Cost of maintenance revenue	39.7	45.8	(13.3)%	81.6	86.2	(5.3)%
Cost of professional services	30.1	22.6	33.2%	57.6	45.6	26.3%
Selling and marketing expenses	129.1	122.6	5.3%	257.0	243.9	5.4%
Research and development expenses	49.6	52.8	(6.1)%	95.2	103.7	(8.2)%
General and administrative expenses	50.8	49.0	3.7%	101.5	99.9	1.6%
Amortization of intangible assets	3.4	6.9	(50.7)%	6.4	13.3	(51.9)%
In-process research and development	—	—	—	2.2	—	*
Severance, exit costs and related charges	1.9	0.6	216.7%	3.7	26.4	(86.0)%

Total operating expenses	$329.3	$327.1	0.7%	$653.1	$669.4	(2.4)%

* — not meaningful
Cost of License Revenue
Cost of license revenue consists primarily of (i) the amortization of capitalized software costs for internally developed products, (ii) amortization of acquired technology for products acquired through business combinations, (iii) license-based royalties to third parties and (iv) production and distribution costs for initial product licenses. For the quarter ended September 30, 2007 and 2006, cost of license revenue represented 5.9%, or $24.7 million, and 6.9%, or $26.8 million, of total revenue, respectively, and 16.4% and 19.4% of license revenue, respectively. For the six months ended September 30, 2007 and 2006, cost of license revenue represented 5.9%, or $47.9 million, and 6.7%, or $50.4 million, of total revenue, respectively, and 17.3% and 20.2% of license revenue, respectively. Cost of license revenue decreased 7.8%, or $2.1 million, and 5.0%, or $2.5 million, during the quarter and six months ended September 30, 2007, respectively, as compared to the prior year periods. These period over period decreases were attributable primarily to the conclusion of the amortization of certain acquired technologies and a reduction in the amortization of capitalized software development costs, partially offset by the amortization of acquired technology related to recent fiscal 2008 acquisitions.

Cost of Maintenance Revenue
Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the quarter ended September 30, 2007 and 2006, cost of maintenance revenue represented 9.4%, or $39.7 million, and 11.8%, or $45.8 million, of total revenue, respectively, and 16.5% and 20.2% of maintenance revenue, respectively. For the six months ended September 30, 2007 and 2006, cost of maintenance revenue represented 10.1%, or 81.6 million, and 11.5%, or $86.2 million, of total revenue, respectively, and 17.1% and 18.9% of maintenance revenue, respectively. Cost of maintenance revenue decreased 13.3%, or $6.1 million, and 5.3%, or $4.6 million, during the quarter and six months ended September 30, 2007, respectively, as compared to the prior year periods. The quarter over quarter decrease was attributable primarily due to a shift of certain personnel and related costs from maintenance projects to product development projects and a reduction in personnel and third-party outsourcing costs associated with customer support and sustaining engineering efforts. The year-to-date decrease was attributable primarily to a reduction in personnel and third-party outsourcing costs associated with customer support and sustaining engineering efforts.
Cost of Professional Services Revenue
Cost of professional services revenue consists primarily of salaries, related personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers, and the related infrastructure to support this business. For the quarter ended September 30, 2007 and 2006, cost of professional services revenue represented 7.2%, or $30.1 million, and 5.8%, or $22.6 million, of total revenue, respectively, and 105.2% and 103.2% of professional services revenue, respectively. For the six months ended September 30, 2007 and 2006, cost of professional services revenue represented 7.1%, or $57.6 million, and 6.1%, or $45.6 million, of total revenue, respectively, and 110.3% and 105.3% of professional services revenue, respectively. Cost of professional services revenue increased 33.2%, or $7.5 million, and 26.3%, or $12.0 million, during the quarter and six months ended September 30, 2007, respectively, as compared to the prior year periods. These period over period increases were attributable primarily to an increase in professional service delivery personnel and an increase in third party consulting fees associated with a larger volume of BSM implementations.
Selling and Marketing
Our selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarter ended September 30, 2007 and 2006, selling and marketing expenses represented 30.7%, or $129.1 million, and 31.7%, or $122.6 million, of total revenue, respectively, and represented 31.9%, or $257.0 million, and 32.6%, or $243.9 million, of total revenue for the six months ended September 30, 2007 and 2006, respectively. Selling and marketing expenses increased 5.3%, or $6.5 million, and 5.4%, or $13.1 million, during the quarter and six months ended September 30, 2007, respectively, as compared to the prior year periods. These period over period increases were attributable primarily to increases in sales commission and related variable compensation expenses, principally due to increased revenues, increases in share-based compensation expense and the impact from changes in foreign exchange rates associated with international expenses.
Research and Development
Research and development expenses consist primarily of salaries and personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunication costs and personnel costs associated with our development and production labs. For the quarter ended September 30, 2007 and 2006, research and development expenses represented 11.8%, or $49.6 million, and 13.7%, or $52.8 million, of total revenue, respectively, and represented 11.8%, or $95.2 million, and 13.9%, or $103.7 million, of total revenue for the six months ended September 30, 2007 and 2006, respectively. Research and development expenses decreased 6.1%, or $3.2 million, and 8.2%, or $8.5 million, during the quarter and six months ended September 30, 2007, respectively, as compared to the prior year periods. The quarter over quarter decrease was attributable primarily to an increase in research and development personnel and related costs allocated to software development projects that were capitalized, partially offset by an increase due to a shift of certain personnel and related costs from maintenance projects to product development projects, an increase in share-based compensation expense and the impact from foreign exchange associated with international expenses. The year-to-date decrease was attributable primarily to an increase in research and development personnel and related costs allocated to software development projects that were capitalized, partially offset by an increase in share-based compensation expense and the impact from changes in foreign exchange rates associated with international expenses.

General and Administrative
General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects and insurance. General and administrative expenses represented 12.1%, or $50.8 million, and 12.7%, or $49.0 million, of total revenue during the quarter ended September 30, 2007 and 2006, respectively, and represented 12.6%, or $101.5 million, and 13.4%, or $99.9 million, of total revenue for the six months ended September 30, 2007 and 2006, respectively. General and administrative expenses increased 3.7%, or $1.8 million, and 1.6%, or $1.6 million, during the quarter and six months ended September 30, 2007, respectively, as compared to the prior year periods. These period over period increases were attributable primarily to increases in share-based compensation expense, partially offset by reductions in professional service and consulting fees, including fees associated with our Sarbanes-Oxley section 404 compliance efforts.
Amortization of Intangible Assets
Amortization of intangible assets consists primarily of the amortization of definite-lived customer relationships and tradenames recorded in connection with acquisitions. Amortization of intangible assets represented 0.8%, or $3.4 million, and 1.8%, or $6.9 million, of total revenue during the quarter ended September 30, 2007 and 2006, respectively, and represented 0.8%, or $6.4 million, and 1.8%, or $13.3 million, of total revenue for the six months ended September 30, 2007 and 2006, respectively. Amortization of intangible assets decreased 50.7%, or $3.5 million, and 51.9%, or $6.9 million, during the quarter and six months ended September 30, 2007, respectively, as compared to the prior year periods. These period over period decreases were attributable primarily to the conclusion of the amortization of certain intangibles during fiscal 2007, partially offset by additional amortization associated with intangibles acquired in connection with our recent fiscal 2008 acquisitions.
In-process Research and Development
During the six months ended September 30, 2007, we wrote off acquired in-process research and development (IPR&D) totaling $2.2 million in connection with the acquisition of ProactiveNet. The amount allocated to IPR&D represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended, related to a core research and development project that was incomplete and had neither reached technological feasibility nor been determined to have an alternative future use pending achievement of technological feasibility as of the date of acquisition. There were no IPR&D write-offs during the prior year periods.
Severance, Exit Costs and Related Charges
We have undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. As a result of these initiatives, we identified for termination approximately 60 and 400 employees during the six months ended September 30, 2007 and 2006, respectively. These workforce reductions are across all functions and geographies and the affected employees were, or will be, provided cash separation packages. The workforce reductions have reduced selling and marketing and research and development expenses in product areas that were not realizing our profitability and growth goals, as well as general and administrative expenses.
The process improvement initiatives that began in fiscal 2007 will continue through fiscal 2008. In fiscal 2008, we estimate that these initiatives will result in savings of approximately $45 to $55 million as compared to fiscal 2007.
We continue to review the impact of these actions and will determine if, based on future results of operations, additional actions to reduce operating expenses are necessary.
Other Income, Net
Other income, net consists primarily of interest earned, realized gains and losses on marketable securities and other investments and interest expense on capital leases. For the quarter ended September 30, 2007 and 2006, other income, net, was $19.7 million and $24.7 million, respectively, and $40.3 million and $46.9 million for the six months ended September 30, 2007 and 2006, respectively. Other income, net decreased 20.2%, or $5.0 million, during the quarter ended September 30, 2007 as compared to the prior year period, primarily due to decreased realized gains on marketable securities and other investments. Other income, net decreased 14.1%, or $6.6 million, during the six months ended September 30, 2007 as compared to the prior year period, primarily due to a decrease in realized gains on marketable securities and other investments, the positive impact in the prior period of certain derivative transactions not designated as hedges for accounting purposes and a reduction in sublease income resulting from sale of our headquarters campus, partially offset by higher average investment portfolio balances earning higher yields.

Income Taxes
Income tax expense was $32.9 million and $26.1 million for the quarter ended September 30, 2007 and 2006, respectively, resulting in effective tax rates of 29.6% and 31.0%, respectively. Income tax expense was $57.5 million and $36.4 million for the six months ended September 30, 2007 and 2006, respectively, resulting in effective tax rates of 29.8% and 29.0%, respectively. Our effective tax rate and associated provision for income taxes for the quarter and six months ended September 30, 2007 and 2006 were based on estimates of consolidated earnings before taxes for fiscal 2008 and 2007, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, our policy of indefinitely re-investing earnings in certain low tax jurisdictions, estimated tax credits, changes in estimates related to our uncertain tax positions, estimated tax incentives and an assessment regarding the realizability of our deferred tax assets. Our effective tax rate remained relatively flat during the quarter and six months ended September 30, 2007 as compared to prior year periods.
Recently Issued Accounting Pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of Financial Accounting Standards Board Statement No. 115” (SFAS No. 159), which permits entities to choose to measure various financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for us beginning in fiscal 2009. We have not determined whether we will elect to measure items subject to SFAS No. 159 at fair value and, as a result, have not assessed the potential impact of adoption on our current accounting policies and procedures or consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions. SFAS No. 157 is effective for us beginning in fiscal 2009. We have not determined whether the adoption of SFAS No. 157 will have a material effect on our consolidated financial position or results of operations.
Liquidity and Capital Resources
At September 30, 2007, we had $1.5 billion in cash, cash equivalents and marketable securities, 49% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $70.3 million of earnings that we have determined will be invested indefinitely in our international operations. Were such earnings to be repatriated, we would incur a U.S. Federal income tax liability, which has not been accrued in our financial statements.
We believe that our existing cash and marketable securities investment balances and funds generated from operating and investing activities will be sufficient to meet our working and other capital requirements for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and marketable securities to fund such activities in the future. In the event additional needs for cash arise, we might find it advantageous to utilize third-party financing sources based on factors such as our then available cash, the cost of financing and our internal cost of capital.
Our cash flows were as follows during the six months ended September 30, 2007 and 2006:

	Six Months Ended
	September 30,
	2007	2006
	(In millions)
Net cash provided by operating activities	$318.9	$82.9
Net cash provided by (used in) investing activities	61.8	(432.7)
Net cash provided by (used in) financing activities	(215.5)	122.5
Effect of exchange rate changes on cash and cash equivalents	13.8	2.8

Net increase (decrease) in cash and cash equivalents	$179.0	$(224.5)

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased $236.0 million during the six months ended September 30, 2007 as compared to the prior year period. This increase was primarily due to higher cash receipts on financed receivables, an increase in net earnings and the impact of finance payables.
Cash Flows from Investing Activities
Net cash provided by investing activities was $61.8 million for the six months ended September 30, 2007 and net cash used in investing activities was $432.7 million in the prior year period. This difference was attributable primarily to higher proceeds from maturities and sales of marketable securities, lower purchases of marketable securities and a reduction in the amount of cash expended for acquisitions period over period.
Cash Flows from Financing Activities
Net cash used in financing activities was $215.5 million for the six months ended September 30, 2007 and net cash provided by financing activities was $122.5 million in the prior year period. This difference was attributable primarily to the receipt of $291.9 million in proceeds from the sale and leaseback of our headquarters campus in fiscal year 2007. In addition, period over period cash received from stock option exercises decreased $49.1 million.
Treasury Stock Purchases
Our Board of Directors had previously authorized a total of $2.0 billion to repurchase stock. In July 2007, our Board of Directors authorized an additional $1.0 billion to repurchase stock. During the quarter and six months ended September 30, 2007, we repurchased 6.7 million and 9.3 million shares for $200.0 million and $283.4 million, respectively. From the inception of the stock repurchase authorization through September 30, 2007, we have purchased 95.2 million shares for $2.0 billion. The repurchase of stock is funded solely with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Issuer Purchases of Equity Securities below for a monthly detail of treasury stock purchases for the quarter ending September 30, 2007.
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
Material Weakness Previously Disclosed
As discussed in Item 9A of our Annual Report on Form 10-K for fiscal 2007, as of March 31, 2007, we identified a material weakness in the design and operation of our internal controls over the accounting for income taxes. As also disclosed in our 2007 Annual Report, we are designing and implementing actions to remediate this material weakness. We have made some progress in remediating the material weakness; however, because many of the remedial actions we have undertaken are recent and because some of our remediation actions will be designed to improve our internal control over the calculation of our annual tax provision, management will not be able to conclude that the material weakness has been eliminated until, at the earliest, the completion of the fiscal 2008 year-end income tax provision.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2007, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weakness discussed above, which has not been fully remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls were not effective. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In August 2007, a lawsuit captioned Diagnostic Systems Corporation vs. Oracle Corporation, et al., was filed against a number of software companies, including us, in the United States District Court for the Central District of California, Southern Division. The complaint seeks preliminary and permanent injunctions, as well as monetary damages in unspecified amounts, based upon claims for alleged patent infringement. We filed our answer to the complaint in September 2007. This matter is in the early stages of litigation. We believe that we have meritorious defenses. However, we cannot predict the timing and ultimate outcome of this matter.

Item 1A.	Risk Factors
There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for fiscal 2007, dated May 30, 2007.

Item 2.	Issuer Purchases of Equity Securities

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased	Share	Program(1)	Program(1)	the Program(1)
July 1-31, 2007	511,788	$29.78	503,935	$15,004,803	$1,156,063,758
August 1-31, 2007	3,141,032	$28.99	3,136,250	90,927,884	$1,065,135,874
September 1-30, 2007	3,052,867	$30.83	3,051,545	94,067,181	$971,068,693

Total	6,705,687	$29.83	6,691,730	$199,999,868	$971,068,693

(1)
Our Board of Directors had previously authorized a total of $2.0 billion to repurchase stock. In July 2007, our Board of Directors authorized an additional $1.0 billion to repurchase stock. As of September 30, 2007, there was $971.1 million remaining in this stock repurchase program and the program does not have an expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders
At BMC Software’s Annual Meeting of Stockholders held on August 21, 2007, the following proposals were adopted by the margins indicated:

	NUMBER OF SHARES
	VOTED FOR	WITHHELD
1. To elect ten directors of the Company, each to serve until the next annual meeting or until his/her respective successor has been duly elected and qualified.
B. Garland Cupp	169,312,086	15,595,065
Robert E. Beauchamp	171,057,786	13,849,365
Jon E. Barfield	166,194,695	18,712,456
Meldon K. Gafner	168,076,848	16,830,303
Lew W. Gray	168,081,768	16,825,383
P. Thomas Jenkins	171,411,717	13,495,434
Kathleen A. O’Neil	166,654,111	18,253,040
George F. Raymond	162,590,619	22,316,532
Thomas J. Smach	172,603,319	12,303,832
Tom C. Tinsley	171,324,816	13,582,335

	NUMBER OF SHARES
	VOTED FOR	WITHHELD	ABSTAIN
2. To ratify the Board of Directors appointment of Ernst & Young LLP as the independent registered public accountants of the Company for the fiscal year ending March 31, 2008.	182,355,479	276,974	2,274,696

	NUMBER OF SHARES
	VOTED FOR	WITHHELD	ABSTAIN
3. To ratify and approve the BMC Software, Inc. 2007 Incentive Plan.	129,248,552	36,841,902	2,550,804

Item 6.	Exhibits
(a)	Exhibits.

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.
	By:	/s/ Robert E. Beauchamp
November 6, 2007		Robert E. Beauchamp
President and Chief Executive Officer

	By:	/s/ Stephen B. Solcher
November 6, 2007		Stephen B. Solcher
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchanges Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.