Form 10-Q
period 2007-12-31
BMC SOFTWARE INC
filed 2008-02-08
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Registrant’s telephone number including area code: (713) 918-8800
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 5, 2008, there were outstanding 192,130,832 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.
QUARTER ENDED DECEMBER 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	December 31,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,013.2	$883.5
Marketable securities	244.4	412.5
Trade accounts receivable, net	211.6	185.9
Trade finance receivables, net	75.0	130.0
Deferred tax assets	75.2	69.9
Other current assets	87.2	107.7

Total current assets	1,706.6	1,789.5
Property and equipment, net	97.7	88.3
Software development costs, net	113.2	104.1
Long-term marketable securities	107.9	211.1
Long-term trade finance receivables, net	62.8	124.4
Intangible assets, net	59.9	44.3
Goodwill, net	766.8	670.5
Other long-term assets	233.2	227.8

Total assets	$3,148.1	$3,260.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$26.6	$42.4
Finance payables	26.3	39.0
Accrued liabilities	261.8	283.8
Deferred revenue	867.7	867.7

Total current liabilities	1,182.4	1,232.9
Long-term deferred revenue	827.0	861.3
Other long-term liabilities and deferred credits	130.2	116.7

Total liabilities	2,139.6	2,210.9

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	759.2	679.4
Retained earnings	1,709.5	1,478.0
Accumulated other comprehensive income (loss)	13.6	(9.3)

	2,484.8	2,150.6
Treasury stock, at cost (56.3 and 47.8 shares)	(1,476.3)	(1,101.5)

Total stockholders’ equity	1,008.5	1,049.1

Total liabilities and stockholders’ equity	$3,148.1	$3,260.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenue:
License	$181.5	$154.9	$458.3	$403.8
Maintenance	246.1	233.3	722.8	689.2
Professional services	31.4	24.7	83.6	68.0

Total revenue	459.0	412.9	1,264.7	1,161.0

Operating expenses:
Cost of license revenue	25.3	24.5	73.2	74.9
Cost of maintenance revenue	42.4	45.7	124.0	131.9
Cost of professional services revenue	34.0	25.1	91.6	70.7
Selling and marketing expenses	133.9	134.3	390.9	378.2
Research and development expenses	54.3	49.5	149.5	153.2
General and administrative expenses	51.6	48.5	153.1	148.4
Amortization of intangible assets	3.4	7.0	9.8	20.3
In-process research and development	1.8	—	4.0	—
Severance, exit costs and related charges	5.8	4.4	9.5	30.8

Total operating expenses	352.5	339.0	1,005.6	1,008.4

Operating income	106.5	73.9	259.1	152.6

Other income, net:
Interest and other income, net	18.5	20.1	57.1	63.3
Interest expense	(0.4)	(0.3)	(0.9)	(1.2)
Gain on sale of marketable securities and other investments	0.2	3.1	2.4	7.7

Total other income, net	18.3	22.9	58.6	69.8

Earnings before income taxes	124.8	96.8	317.7	222.4
Provision for income taxes	35.4	32.9	92.9	69.3

Net earnings	$89.4	$63.9	$224.8	$153.1

Basic earnings per share	$0.46	$0.31	$1.14	$0.75

Diluted earnings per share	$0.45	$0.30	$1.12	$0.73

Shares used in computing basic earnings per share	192.8	203.7	196.5	205.0

Shares used in computing diluted earnings per share	197.9	210.1	201.6	210.7

Comprehensive income:
Net earnings	$89.4	$63.9	$224.8	$153.1
Net changes in accumulated comprehensive income	7.6	3.5	22.9	10.2

Comprehensive income	$97.0	$67.4	$247.7	$163.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$224.8	$153.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	110.3	112.0
Share-based compensation expense	47.6	32.1
In-process research and development	4.0	—
Gain on sale of marketable securities and other investments	(2.4)	(7.7)
Changes in operating assets and liabilities:
Trade accounts receivables	(25.2)	(13.3)
Trade finance receivables	118.9	18.4
Finance payables	(15.3)	(39.4)
Accrued liabilities	(19.8)	24.0
Deferred revenue	(36.6)	(47.7)
Other operating assets and liabilities	(22.3)	(35.5)

Net cash provided by operating activities	384.0	196.0

Cash flows from investing activities:
Proceeds from maturities / sales of marketable securities	534.5	669.4
Purchases of marketable securities	(259.4)	(847.6)
Cash paid for acquisitions, net of cash acquired	(114.6)	(145.2)
Capitalization of software development costs	(54.5)	(41.5)
Purchases of property and equipment	(28.2)	(19.2)
Other investing activities	3.0	3.7

Net cash provided by (used in) investing activities	80.8	(380.4)

Cash flows from financing activities:
Treasury stock acquired	(469.7)	(405.0)
Proceeds from stock options exercised and other	101.9	164.8
Excess tax benefit from share-based compensation	20.3	23.4
Payments on capital leases	(4.2)	(4.5)
Proceeds from sale leaseback transaction	—	291.9
Repayment of debt assumed	—	(5.0)

Net cash provided by (used in) financing activities	(351.7)	65.6

Effect of exchange rate changes on cash and cash equivalents	16.6	4.5

Net change in cash and cash equivalents	129.7	(114.3)
Cash and cash equivalents, beginning of period	883.5	905.9

Cash and cash equivalents, end of period	$1,013.2	$791.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of amounts refunded	$39.4	$19.8
Liabilities assumed in acquisitions	$19.3	$12.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of BMC Software, Inc. and its consolidated subsidiaries (collectively, the Company or BMC Software). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Those reclassifications did not impact net earnings or stockholders’ equity.
Interim results are not necessarily indicative of results for a full year. The Company’s results generally tend to be stronger in the third and fourth quarters of its fiscal year, as compared to the first and second quarters of the fiscal year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2007, as filed with the SEC on Form 10-K.
(2) Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned nonvested stock are considered potential common shares using the treasury stock method. For the quarters ended December 31, 2007 and 2006, 7.0 million and 3.0 million weighted options, respectively, have been excluded from the calculation of diluted EPS, as they were anti-dilutive. For the nine months ended December 31, 2007 and 2006, 5.9 million and 9.2 million weighted options, respectively, have been excluded from the calculation of diluted EPS, as they were anti-dilutive. The following table summarizes the basic and diluted EPS computations for the quarters and nine months ended December 31, 2007 and 2006:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In millions, except per share data)
Basic earnings per share:
Net earnings	$89.4	$63.9	$224.8	$153.1
Weighted average number of common shares outstanding	192.8	203.7	196.5	205.0

Basic earnings per share	$0.46	$0.31	$1.14	$0.75

Diluted earnings per share:
Net earnings	$89.4	$63.9	$224.8	$153.1
Weighted average number of common shares outstanding	192.8	203.7	196.5	205.0
Incremental shares from assumed conversions of stock options and other	5.1	6.4	5.1	5.7

Adjusted weighted average number of common shares outstanding	197.9	210.1	201.6	210.7

Diluted earnings per share	$0.45	$0.30	$1.12	$0.73

(3) Business Combinations
In October 2007, the Company acquired all of the issued and outstanding capital stock of Emprisa Networks, Inc. (Emprisa), a provider of smart network compliance, change and configuration management and automation solutions, for $21.9 million in cash and $0.1 million of direct acquisition costs. This acquisition extends the Company’s Business Service Management (BSM) and service automation technologies to address complex, multi-vendor network infrastructures, allowing customers to reduce operational costs and improve service response times through advanced network change and configuration automation. The acquired identifiable intangible assets include $6.4 million of acquired technology, $0.1 million of customer relationships and $1.8 million of in-process research and development which was written off at the date of acquisition. Goodwill of $13.1 million was assigned to the Enterprise Service Management segment and is expected to be deductible for tax purposes. This allocation is preliminary and as such is subject to refinement. Emprisa’s operating results have been included in the Company’s condensed consolidated financial statements since the acquisition date.
In July 2007, the Company acquired all of the issued and outstanding capital stock of RealOps, Inc. (RealOps), a provider of run book automation solutions, for $54.0 million in cash and $0.3 million of direct acquisition costs. This acquisition creates a service management solution that integrates diverse multi-vendor technologies while accelerating the automation and execution of critical IT operations. The acquired identifiable intangible assets include $15.2 million of acquired technology and $0.8 million of customer relationships. Goodwill of $42.9 million was assigned to the Enterprise Service Management segment and is not expected to be deductible for tax purposes. This allocation is preliminary subject to the finalization of certain income tax matters and, as such, is subject to refinement. RealOps’ operating results have been included in the Company’s condensed consolidated financial statements since the acquisition date.
In June 2007, the Company acquired all of the issued and outstanding capital stock of ProactiveNet, Inc. (ProactiveNet), a provider of business service management solutions, for $40.4 million in cash and $0.5 million of direct acquisition costs. ProactiveNet leverages real-time and proactive analyses to identify problems before they impact a customer’s business. This acquisition is expected to advance delivery of BSM with new analytics and event management capabilities that deliver value across a broad range of third-party performance and event management solutions. The acquired identifiable intangible assets include $7.8 million of acquired technology, $8.9 million of customer relationships and $2.2 million of in-process research and development which was written off at the date of acquisition. Goodwill of $28.1 million was assigned to the Enterprise Service Management segment and is not expected to be deductible for tax purposes. This allocation is preliminary subject to the finalization of certain income tax matters and, as such, is subject to refinement. ProactiveNet’s operating results have been included in the Company’s condensed consolidated financial statements since the acquisition date.
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
For each of the Company’s segments, performance is measured on contribution margin, reflecting only the direct controllable research and development, selling and marketing, general and administrative and professional services expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of capitalization and amortization of software development costs, certain general and administrative expenses, certain selling and marketing expenses, share-based compensation expenses, amortization of acquired technology and intangibles, one-time charges, other income, net, and income taxes. Additionally, consistent with how management reviews operations, the costs associated with severance and exit activities described in Note 6 are not included in segment contribution margin and are included in indirect expenses. Certain reclassifications have been made to the prior period’s information to conform to current period’s presentation. Assets and liabilities are reviewed at the consolidated level by management and are not accounted for by segment.

	Software
	Enterprise	Mainframe
	Service	Service	Professional
Quarter Ended December 31, 2007	Management	Management	Services	Consolidated
		(In millions)
Revenue:
License	$102.6	$78.9	$—	$181.5
Maintenance	130.9	115.2	—	246.1
Professional services	—	—	31.4	31.4

Total revenue	233.5	194.1	31.4	459.0
Direct segment expenses	68.4	52.0	34.0	154.4

Segment contribution margin	$165.1	$142.1	$(2.6)	304.6

Indirect expenses				198.1
Other income, net				18.3

Consolidated earnings before income taxes				$124.8

	Software
	Enterprise	Mainframe
	Service	Service	Professional
Quarter Ended December 31, 2006	Management	Management	Services	Consolidated
		(In millions)
Revenue:
License	$94.1	$60.8	$—	$154.9
Maintenance	121.6	111.7	—	233.3
Professional services	—	—	24.7	24.7

Total revenue	215.7	172.5	24.7	412.9
Direct segment expenses	69.0	50.3	25.1	144.4

Segment contribution margin	$146.7	$122.2	$(0.4)	268.5

Indirect expenses				194.6
Other income, net				22.9

Consolidated earnings before income taxes				$96.8

	Software
	Enterprise	Mainframe
	Service	Service	Professional
Nine Months Ended December 31, 2007	Management	Management	Services	Consolidated
		(In millions)
Revenue:
License	$254.7	$203.6	$—	$458.3
Maintenance	385.5	337.3	—	722.8
Professional services	—	—	83.6	83.6

Total revenue	640.2	540.9	83.6	1,264.7
Direct segment expenses	191.0	147.3	91.6	429.9

Segment contribution margin	$449.2	$393.6	$(8.0)	834.8

Indirect expenses				575.7
Other income, net				58.6

Consolidated earnings before income taxes				$317.7

	Software
	Enterprise	Mainframe
	Service	Service	Professional
Nine Months Ended December 31, 2006	Management	Management	Services	Consolidated
		(In millions)
Revenue:
License	$236.4	$167.4	$—	$403.8
Maintenance	357.5	331.7	—	689.2
Professional services	—	—	68.0	68.0

Total revenue	593.9	499.1	68.0	1,161.0
Direct segment expenses	203.8	139.6	70.7	414.1

Segment contribution margin	$390.1	$359.5	$(2.7)	746.9

Indirect expenses				594.3
Other income, net				69.8

Consolidated earnings before income taxes				$222.4

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
The fair value of each option award granted is estimated as of the date of grant using a Black-Scholes option pricing model. The Company used the following weighted-average assumptions for awards during the quarters and nine months ended December 31, 2007 and 2006:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Expected volatility	34%	31%	30%	34%
Risk-free interest rate %	4.0%	4.5%	4.9%	4.9%
Expected term (in years)	5	4	4	4
Dividend yield	—	—	—	—
The Company had $86.8 million of total unrecognized share-based compensation expense related to stock options and nonvested stock at December 31, 2007, which is expected to be recognized as expense over a weighted-average period of 2.6 years.
The following summarizes share-based compensation expense recognized in the Company’s condensed consolidated statements of operations:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In millions)
Cost of license revenue	$0.2	$0.1	$0.5	$0.1
Cost of maintenance revenue	2.5	1.6	6.1	4.4
Cost of professional services revenue	0.2	0.2	0.7	0.8
Selling and marketing expenses	4.9	3.6	15.2	11.2
Research and development expenses	1.9	1.8	7.4	5.8
General and administrative expenses	6.2	3.3	17.7	9.8

Total share-based compensation expense	$15.9	$10.6	$47.6	$32.1

Additionally, share-based compensation of $0.9 million and $0.2 million were capitalized as software development costs during the quarters ended December 31, 2007 and 2006, respectively, and $2.9 million and $1.1 million during the nine months ended December 31, 2007 and 2006, respectively.
(6) Severance, Exit Costs and Related Charges
The Company has undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. These initiatives include workforce reductions across all functions and geographies, and the affected employees were, or will be, provided cash separation packages. Additionally, as part of these initiatives, the Company exited certain leases, reduced the square footage required to operate certain locations and relocated some operations to lower cost facilities. During the first nine months of fiscal 2008, the Company identified approximately 140 employees for termination under the process improvement initiatives that began in fiscal 2007. The Company has incurred $54.1 million of expense related to the initiatives that began in the prior fiscal year.

As of December 31, 2007, $19.5 million of severance and facilities costs related to actions completed under these initiatives remain accrued as follows:

	Balance at			Foreign		Cash Payments,	Balance at
	March 31,	Charged	Adjustments	Exchange		Net of Sublease	December 31,
	2007	to Expense	to Estimates	Adjustments	Accretion	Income	2007
Severance and related costs	$17.0	$11.6	$(2.7)	$0.4	$—	$(16.5)	$9.8
Facilities costs	16.3	2.2	(1.6)	—	0.5	(7.7)	9.7

Total accrued	$33.3	$13.8	$(4.3)	$0.4	$0.5	$(24.2)	$19.5

The accruals for severance and related costs at December 31, 2007, represent the estimated amounts to be paid to employees that have been terminated or identified for termination as a result of these initiatives. These amounts are expected to be paid within twelve months from December 31, 2007. The Company continues to review the impact of these actions and will determine if, based on future results of operations, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.
The accruals for facilities costs at December 31, 2007, represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2014. The Company may incur additional facilities charges subsequent to December 31, 2007, as a result of its on-going initiatives. Accretion (the increase in the present value of facilities accruals over time) is included in operating expenses.
(7) Income Taxes
Income tax expense was $35.4 million and $32.9 million for the quarters ended December 31, 2007 and 2006, respectively, resulting in effective tax rates of 28.4% and 34.0%, respectively. Income tax expense was $92.9 million and $69.3 million for the nine months ended December 31, 2007 and 2006, respectively, resulting in effective tax rates of 29.2% and 31.2%, respectively. The Company’s effective tax rate and associated provision for income taxes for the quarters and nine months ended December 31, 2007 and 2006 were based on estimates of consolidated earnings before taxes for fiscal 2008 and 2007, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, the Company’s policy of indefinitely re-investing earnings in certain low tax jurisdictions, estimated tax credits, changes in estimates related to the Company’s uncertain tax positions, estimated tax incentives and an assessment regarding the realizability of the Company’s deferred tax assets.
The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) on April 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if, based on the weight of the available evidence, it is more likely than not that the position will be sustained on examination. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. Both criteria presume that the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The cumulative effect of adopting FIN 48 was recorded as of April 1, 2007 as an increase of $8.1 million to retained earnings. The total amount of unrecognized tax benefits and related penalties and interest as of April 1, 2007 was $58.9 million, of which $43.5 million would impact the Company’s effective tax rate if recognized. During the nine months ended December 31, 2007, the Company’s total unrecognized tax benefits increased by $11.7 million, primarily for tax positions taken and decreased by $12.1 million primarily related to a settlement with tax authorities. The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The total amount of accrued interest and penalties related to uncertain tax positions as of April 1, 2007 was $10.1 million. The amount of accrued interest and penalties did not materially change during the quarter and nine months ended December 31, 2007.

The Company files income tax returns in the U.S. federal jurisdiction and multiple state and foreign jurisdictions. The Company’s tax years are closed with the IRS through the tax year ended March 31, 2003. The IRS has completed its examination of the Company’s federal income tax returns for the tax years ended March 31, 2004 and 2005 and issued its Revenue Agent Report (RAR) in September 2007. The Company filed a protest letter contesting certain adjustments included in the RAR and anticipates beginning settlement negotiations in the near future. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.
(8) Guarantees and Contingencies
Guarantees
Under its standard software license agreements, the Company agrees to indemnify, defend and hold harmless its licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of Company software infringes the intellectual property rights of a third party. Also, under these standard license agreements, the Company represents and warrants to licensees that its software products operate substantially in accordance with published specifications. Under its standard professional services agreements, the Company warrants that it will perform the services in conformance with generally accepted practices within the software services industry and in accordance with the statement of work.
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
Historically, the Company has not incurred significant costs related to such indemnifications, warranties and guarantees. As such, and based on other factors, no provision or accrual for these items has been made.
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

(9) Treasury Stock
The Company’s Board of Directors had previously authorized a total of $2.0 billion to repurchase stock. In July 2007, the Company’s Board of Directors authorized an additional $1.0 billion to repurchase stock. During the quarter and nine months ended December 31, 2007, the Company repurchased 5.5 million and 14.8 million shares, respectively, for $186.3 million and $469.7 million, respectively. As of December 31, 2007, the Company held 56.3 million shares in treasury, resulting in a $1.5 billion reduction in stockholders’ equity, and had $784.7 million available for future stock repurchases under the program.
(10) Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which changes the accounting for business combinations including: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development, (v) the accounting for acquisition-related restructuring cost accruals, (vi) the treatment of acquisition related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal 2010. The impact of the Company’s adoption of SFAS No. 141(R) on the Company’s financial position or results of operations is dependent upon the nature and terms of business combinations, if any, that the Company may consummate in fiscal 2010 and thereafter.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions. The provisions of SFAS No.157, as issued, are effective for the Company beginning in fiscal 2009. However, on December 14, 2007, the FASB issued a proposed FASB Staff Position that would amend SFAS No. 157 to delay its effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The proposed Staff Position defers the effective date of SFAS No. 157 for the Company until fiscal 2010 for items within the scope of the proposed Staff Position. The Company will adopt the required provision of SFAS No. 157 as of April 1, 2008. The Company has not determined whether the adoption of SFAS No. 157 will have a material effect on its consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report on Form 10-Q for the quarter ended December 31, 2007 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties included in our Annual Report on Form 10-K for fiscal 2007, with the audited financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
BMC Software is one of the world’s largest software vendors. Delivering Business Service Management (BSM), we provide software solutions that empower companies to manage their information technology (IT) infrastructure from a business perspective. Our extensive portfolio of software solutions spans enterprise systems, applications, databases and service management.
During the first three quarters of fiscal 2008, we have continued to strengthen our financial performance. We have continued to execute our strategy in capturing the growing demand for our BSM solutions, stabilize our mainframe segment and effectively manage our operating expenses, while maintaining a strong balance sheet and repurchasing shares of our common stock through stock repurchase programs. During the nine months ended December 31, 2007, we repurchased 14.8 million shares at a total cost of $469.7 million. Additionally, during the nine months ended December 31, 2007, we expended $117.2 million in connection with three strategic acquisitions, as discussed below.
In June 2007, we acquired ProactiveNet, Inc. (ProactiveNet), a provider of business service management solutions, for $40.4 million in cash and $0.5 million of direct acquisition costs. This acquisition is expected to advance our delivery of BSM with new analytics and event management capabilities that deliver value across a broad range of third-party performance and event management solutions. Additionally, in July 2007, we acquired RealOps, Inc., a provider of business service management solutions, for $54.0 million in cash and $0.3 million of direct acquisition costs. This acquisition creates a service management solution that integrates diverse multi-vendor technologies while accelerating the automation and execution of critical IT operations. Most recently, we acquired Emprisa Networks, Inc. (Emprisa), a provider of smart network compliance, change and configuration management and automation solutions, for $21.9 million in cash and $0.1 million of direct acquisition costs. This acquisition extends our BSM and service automation technologies to address complex, multi-vendor network infrastructures, allowing customers to reduce operational costs and improve service response times through advanced network change and configuration automation.
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
Because our software solutions are designed for and marketed to companies to manage their IT infrastructure from a business perspective, demand for our products, and therefore our financial results, are dependent upon corporations continuing to value such solutions and invest in such technology. There are a number of trends that have historically influenced demand for systems management software, including, among others, business demands placed on IT, computing capacity within IT departments, complexity of IT systems, and IT operational costs. Our financial results are also influenced by many economic and industry conditions, including, but not limited to, general economic conditions in the United States and other local economies in which we market products, corporate spending generally, IT budgets, the competitiveness of the systems management software industry, the adoption rate for BSM and the stability of the mainframe market.
Critical Accounting Policies
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Our estimates form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for fiscal 2007 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during the nine months ended December 31, 2007, except for the adoption of FIN 48 discussed below.

Recently Adopted Accounting Pronouncements
Effective April 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. Both steps presume that the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The first step is to evaluate the tax position for recognition by determining if, based on the weight of available evidence, it is more likely than not that the position will be sustained on examination. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. The process is subjective and it is inherently difficult to estimate such amounts as this may require us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. A change in the amount recorded for these uncertain tax positions would generally result in the recognition of a tax benefit or an additional charge to the tax provision in that period.
Results of Operations and Financial Condition
The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income bear to total revenue. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenue
	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenue:
License	39.5%	37.5%	36.2%	34.8%
Maintenance	53.6%	56.5%	57.2%	59.4%
Professional services	6.8%	6.0%	6.6%	5.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenue	5.5%	5.9%	5.8%	6.5%
Cost of maintenance revenue	9.2%	11.1%	9.8%	11.4%
Cost of professional services revenue	7.4%	6.1%	7.2%	6.1%
Selling and marketing expenses	29.2%	32.5%	30.9%	32.6%
Research and development expenses	11.8%	12.0%	11.8%	13.2%
General and administrative expenses	11.2%	11.7%	12.1%	12.8%
Amortization of intangible assets	0.7%	1.7%	0.8%	1.7%
In-process research and development	0.4%	—	0.3%	—
Severance, exit costs and related charges	1.3%	1.1%	0.8%	2.7%
Total operating expenses	76.8%	82.1%	79.5%	86.9%
Operating income	23.2%	17.9%	20.5%	13.1%
Other income, net	4.0%	5.5%	4.6%	6.0%
Earnings before income taxes	27.2%	23.4%	25.1%	19.2%
Provision for income taxes	7.7%	8.0%	7.3%	6.0%
Net earnings	19.5%	15.5%	17.8%	13.2%

Revenue
The following table provides information regarding license and maintenance revenue for the quarters and nine months ended December 31, 2007 and 2006, respectively.

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
Software License Revenue	2007	2006	% Change	2007	2006	% Change
	(In millions)			(In millions)
Enterprise Service Management	$102.6	$94.1	9.0%	$254.7	$236.4	7.7%
Mainframe Service Management	78.9	60.8	29.8%	203.6	167.4	21.6%

Total software license revenue	$181.5	$154.9	17.2%	$458.3	$403.8	13.5%

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
Software Maintenance Revenue	2007	2006	% Change	2007	2006	% Change
	(In millions)			(In millions)
Enterprise Service Management	$130.9	$121.6	7.6%	$385.5	$357.5	7.8%
Mainframe Service Management	115.2	111.7	3.1%	337.3	331.7	1.7%

Total software maintenance revenue	$246.1	$233.3	5.5%	$722.8	$689.2	4.9%

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
Total Software Revenue	2007	2006	% Change	2007	2006	% Change
	(In millions)			(In millions)
Enterprise Service Management	$233.5	$215.7	8.3%	$640.2	$593.9	7.8%
Mainframe Service Management	194.1	172.5	12.5%	540.9	499.1	8.4%

Total software revenue	$427.6	$388.2	10.1%	$1,181.1	$1,093.0	8.1%

Software License Revenue
Total software license revenue was $181.5 million for the quarter ended December 31, 2007, an increase of 17.2%, or $26.6 million, from the comparable prior year period. The increase was attributable to license revenue increases in both the ESM and MSM segments, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $12.1 million for the quarter ended December 31, 2007, as compared to the prior year period. Of the license transactions recorded, the percentage of license revenue recognized upfront increased from 46.5% during the quarter ended December 31, 2006 to 50.9% during the quarter ended December 31, 2007. During the quarter ended December 31, 2007, we closed 26 transactions with license values over $1 million, with a total license value of $78.6 million, compared with 26 transactions with license values over $1 million, with a total license value of $77.7 million, in the comparable prior year period.
Total software license revenue was $458.3 million for the nine months ended December 31, 2007, an increase of 13.5%, or $54.5 million, from the comparable prior year period. The increase was attributable to license revenue increases in both the ESM and MSM segments, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $41.1 million for the nine months ended December 31, 2007, as compared to the prior year period. Of the license transactions recorded, the percentage of license revenue recognized upfront decreased from 54.5% during the nine months ended December 31, 2006 to 49.5% during the nine months ended December 31, 2007. During the nine months ended December 31, 2007, we closed 62 transactions with license values over $1 million, with a total license value of $206.7 million, compared with 58 transactions with license values over $1 million, with a total license value of $147.2 million, in the comparable prior year period.
ESM license revenue represented 56.5%, or $102.6 million, and 55.6%, or $254.7 million, of our total license revenue for the quarter and nine months ended December 31, 2007, respectively, and 60.7%, or $94.1 million, and 58.5%, or $236.4 million, of our total license revenue for the quarter and nine months ended December 31, 2006, respectively. ESM license revenue for the quarter ended December 31, 2007 increased 9.0%, or $8.5 million, from the comparable prior year period. ESM license revenue for the nine months ended December 31, 2007 increased 7.7%, or $18.3 million, from the comparable prior year period. The quarter over quarter increase was attributable primarily to increased demand for our BSM solutions, as well as an increase in the recognition of previously deferred license revenue period over period and a decrease in the level of new license transactions with revenue being deferred into future periods. The year-to-date increase was attributable primarily to increased demand for our BSM solutions, partially offset by an increase in the level of new license transactions with revenue being deferred into future periods.

MSM license revenue represented 43.5%, or $78.9 million, and 44.4%, or $203.6 million, of our total license revenue for the quarter and nine months ended December 31, 2007, respectively, and 39.3%, or $60.8 million, and 41.5%, or $167.4 million, of our total license revenue for the quarter and nine months ended December 31, 2006, respectively. MSM license revenue for the quarter ended December 31, 2007 increased 29.8%, or $18.1 million, from the comparable prior year period. MSM license revenue for the nine months ended December 31, 2007 increased 21.6%, or $36.2 million, from the comparable prior year period. The quarter over quarter increase was attributable primarily to a higher volume of license transactions executed, a lower level of new license transactions whose revenues are being deferred into future periods and an increase in the recognition of previously deferred license revenue period over period. The year-to-date increase was attributable primarily to a higher volume of license transactions executed as well as an increase in the recognition of previously deferred license revenue period over period, partially offset by an increase in the level of new license transactions whose revenues are being deferred into future periods.
For the quarters and nine months ended December 31, 2007 and 2006, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In millions)
Deferrals of license revenue	$(103.6)	$(107.2)	$(250.3)	$(193.3)
Recognition from deferred license revenue	73.7	61.6	213.0	171.9

Net impact on recognized license revenue	$(29.9)	$(45.6)	$(37.3)	$(21.4)

Deferred license revenue balance at end of period	$541.7	$453.7	$541.7	$453.7

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
Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenue to be recognized each quarter becomes more predictable as a larger percentage of revenue comes from the deferred license revenue balance. As of December 31, 2007, the deferred license revenue balance was $541.7 million and had an estimated remaining life of approximately three years. As additional license revenue is deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred license revenue we expect to recognize in future periods as of December 31, 2007 follows (in millions):

Remaining fiscal 2008	$82.8
Fiscal 2009	$218.8
Fiscal 2010 and thereafter	$240.1
Software Maintenance Revenue
Total software maintenance revenue was $246.1 million for the quarter ended December 31, 2007, an increase of 5.5%, or $12.8 million, from the comparable prior year period. Total software maintenance revenue was $722.8 million for the nine months ended December 31, 2007, an increase of 4.9%, or $33.6 million, from the comparable prior year period. These period over period increases were attributable to increases in both ESM and MSM maintenance revenue as discussed below.

ESM maintenance revenue represented 53.2%, or $130.9 million, and 53.3%, or $385.5 million, of our total maintenance revenue for the quarter and nine months ended December 31, 2007, respectively, and 52.1%, or $121.6 million, and 51.9%, or $357.5 million, of our total maintenance revenue for the quarter and nine months ended December 31, 2006, respectively. ESM maintenance revenue for the quarter ended December 31, 2007 increased 7.6%, or $9.3 million, as compared to the prior year period. ESM maintenance revenue for the nine months ended December 31, 2007 increased 7.8%, or $28.0 million, as compared to the prior year period. These period over period increases were attributable primarily to the expansion of our installed ESM customer license base and the timing of maintenance renewals.
MSM maintenance revenue represented 46.8%, or $115.2 million, and 46.7%, or $337.3 million, of our total maintenance revenue for the quarter and nine months ended December 31, 2007, respectively, and 47.9%, or $111.7 million, and 48.1%, or $331.7 million, of our total maintenance revenue for the quarter and nine months ended December 31, 2006, respectively. MSM maintenance revenue for the quarter ended December 31, 2007 increased 3.1%, or $3.5 million, as compared to the prior year period. MSM maintenance revenue for the nine months ended December 31, 2007, increased 1.7%, or $5.6 million, as compared to the prior year period. These period over period increases were attributable primarily to the expansion of our installed MSM customer license base and increasing capacities of the current installed base.
As of December 31, 2007, the deferred maintenance revenue balance was $1.1 billion. A summary of the estimated deferred maintenance revenue we expect to recognize in future periods as of December 31, 2007 follows (in millions):

Remaining fiscal 2008	$186.4
Fiscal 2009	$502.3
Fiscal 2010 & thereafter	$446.5
Domestic vs. International Revenue

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
	2007	2006	% Change	2007	2006	% Change
	(In millions)			(In millions)
License:
Domestic	$85.0	$73.7	15.3%	$227.4	$199.6	13.9%
International	96.5	81.2	18.8%	230.9	204.2	13.1%

Total license revenue	181.5	154.9	17.2%	458.3	403.8	13.5%

Maintenance:
Domestic	132.7	126.2	5.2%	393.3	379.3	3.7%
International	113.4	107.1	5.9%	329.5	309.9	6.3%

Total maintenance revenue	246.1	233.3	5.5%	722.8	689.2	4.9%

Professional services:
Domestic	12.7	10.1	25.7%	34.7	28.0	23.9%
International	18.7	14.6	28.1%	48.9	40.0	22.3%

Total professional services revenue	31.4	24.7	27.1%	83.6	68.0	22.9%

Total domestic revenue	230.4	210.0	9.7%	655.4	606.9	8.0%
Total international revenue	228.6	202.9	12.7%	609.3	554.1	10.0%

Total revenue	$459.0	$412.9	11.2%	$1,264.7	$1,161.0	8.9%

License Revenue
Our domestic license revenue represented 46.8%, or $85.0 million, and 47.6%, or $73.7 million, of license revenue for the quarters ended December 31, 2007 and 2006, respectively. Our domestic license revenue for the quarter ended December 31, 2007 increased 15.3%, or $11.3 million, compared to the same period in the prior year. Our domestic license revenue represented 49.6%, or $227.4 million, and 49.4%, or $199.6 million, of license revenue for the nine months ended December 31, 2007 and 2006, respectively. Our domestic license revenue for the nine months ended December 31, 2007 increased 13.9%, or $27.8 million, compared to the same period in the prior year. These period over period increases were attributable to increases in both MSM and ESM license revenue.

Our international license revenue represented 53.2%, or $96.5 million, and 52.4%, or $81.2 million, of license revenue for the quarters ended December 31, 2007 and 2006, respectively. Our international license revenue for the quarter ended December 31, 2007 increased 18.8%, or $15.3 million, compared to the same period in the prior year. This increase was attributable primarily to MSM license revenue increases in our European and Asia Pacific markets and ESM license revenue increases in our Latin American and European markets. Our international license revenue represented 50.4%, or $230.9 million, and 50.6%, or $204.2 million, of license revenue for the nine months ended December 31, 2007 and 2006, respectively. Our international license revenue for the nine months ended December 31, 2007 increased 13.1%, or $26.7 million, compared to the same period in the prior year. This increase was attributable primarily to MSM license revenue increases in our European, Latin American and Asia Pacific markets and ESM license revenue increases in our European and Latin American markets, partially offset by a decrease in ESM license revenues in our Asia Pacific market. Both the quarter and year-to-date period over period increases discussed above were impacted favorably by changes in foreign exchange rates.
Maintenance Revenue
Our domestic maintenance revenue represented 53.9%, or $132.7 million, and 54.1%, or $126.2 million, of maintenance revenue for the quarters ended December 31, 2007 and 2006, respectively. For the quarter ended December 31, 2007, domestic maintenance revenue increased 5.2%, or $6.5 million, compared to the same period in the prior year. This increase was attributable primarily to an increase in both ESM and MSM maintenance revenue. Our domestic maintenance revenue represented 54.4%, or $393.3 million, and 55.0%, or $379.3 million, of maintenance revenue for the nine months ended December 31, 2007 and 2006, respectively. For the nine months ended December 31, 2007, domestic maintenance revenue increased 3.7%, or $14.0 million, compared to the same period in the prior year. This increase was due to an increase in ESM maintenance revenue, partially offset by a decrease in MSM maintenance revenue.
Our international maintenance revenue represented 46.1%, or $113.4 million, and 45.9%, or $107.1 million, of maintenance revenue for the quarters ended December 31, 2007 and 2006, respectively. For the quarter ended December 31, 2007, international maintenance revenue increased 5.9%, or $6.3 million, compared to the same period in the prior year. This increase was attributable to increases in both ESM and MSM maintenance revenue resulting from the growth in our installed customer base, primarily due to ESM and MSM maintenance revenue increases in our European and Latin American markets. Our international maintenance revenue represented 45.6%, or $329.5 million, and 45.0%, or $309.9 million, of maintenance revenue for the nine months ended December 31, 2007 and 2006, respectively. For the nine months ended December 31, 2007, international maintenance revenue increased 6.3%, or $19.6 million, compared to the same period in the prior year. This increase was attributable to increases in both ESM and MSM maintenance revenue resulting from the growth in our installed customer base, primarily due to an ESM maintenance revenue increase in our European market and a MSM maintenance revenue increase in our Latin American market. Both the quarter and year-to-date period over period increases discussed above were impacted favorably by changes in foreign exchange rates.
Professional Services Revenue
Professional services revenue increased 27.1%, or $6.7 million, and 22.9%, or $15.6 million, for the quarter and nine months ended December 31, 2007 as compared to the prior year periods. Domestic professional services revenue for the quarter and nine months ended December 31, 2007 increased 25.7%, or $2.6 million, and 23.9%, or $6.7 million, as compared to the prior year periods. International professional services revenue for the quarter and nine months ended December 31, 2007 increased 28.1%, or $4.1 million, and 22.3% or $8.9 million, as compared to the prior year periods. These increases were attributable primarily to an increase in implementation and consulting services, primarily related to growth in BSM solution sales.
Operating Expenses

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
	2007	2006	% Change	2007	2006	% Change
	(In millions)			(In millions)
Cost of license revenue	$25.3	$24.5	3.3%	$73.2	$74.9	(2.3)%
Cost of maintenance revenue	42.4	45.7	(7.2)%	124.0	131.9	(6.0)%
Cost of professional services revenue	34.0	25.1	35.5%	91.6	70.7	29.6%
Selling and marketing expenses	133.9	134.3	(0.3)%	390.9	378.2	3.4%
Research and development expenses	54.3	49.5	9.7%	149.5	153.2	(2.4)%
General and administrative expenses	51.6	48.5	6.4%	153.1	148.4	3.2%
Amortization of intangible assets	3.4	7.0	(51.4)%	9.8	20.3	(51.7)%
In-process research and development	1.8	—	*	4.0	—	*
Severance, exit costs and related charges	5.8	4.4	31.8%	9.5	30.8	(69.2)%

Total operating expenses	$352.5	$339.0	4.0%	$1,005.6	$1,008.4	(0.3)%

*	—	not meaningful

Cost of License Revenue
Cost of license revenue consists primarily of (i) the amortization of capitalized software costs for internally developed products, (ii) amortization of acquired technology for products acquired through business combinations, (iii) license-based royalties to third parties and (iv) production and distribution costs for initial product licenses. For the quarters ended December 31, 2007 and 2006, cost of license revenue represented 5.5%, or $25.3 million, and 5.9%, or $24.5 million, of total revenue, respectively, and 13.9% and 15.8% of license revenue, respectively. For the nine months ended December 31, 2007 and 2006, cost of license revenue represented 5.8%, or $73.2 million, and 6.5%, or $74.9 million, of total revenue, respectively, and 16.0% and 18.5% of license revenue, respectively. Cost of license revenue increased 3.3%, or $0.8 million during the quarter ended December 31, 2007, as compared to the prior year, and decreased 2.3%, or $1.7 million, during the nine months ended December 31, 2007, as compared to the prior year. The quarter over quarter increase was attributable primarily to increases from the amortization of acquired technology related to fiscal 2008 acquisitions, partially offset by decreases attributable to the conclusion of the amortization of certain acquired technology. The year-to-date decrease was attributable primarily to the conclusion of the amortization of certain acquired technologies, partially offset by the amortization of acquired technology related to fiscal 2008 acquisitions.
Cost of Maintenance Revenue
Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the quarters ended December 31, 2007 and 2006, cost of maintenance revenue represented 9.2%, or $42.4 million, and 11.1%, or $45.7 million, of total revenue, respectively, and 17.2% and 19.6% of maintenance revenue, respectively. For the nine months ended December 31, 2007 and 2006, cost of maintenance revenue represented 9.8%, or $124.0 million, and 11.4%, or $131.9 million, of total revenue, respectively, and 17.2% and 19.1% of maintenance revenue, respectively. Cost of maintenance revenue decreased 7.2%, or $3.3 million, and 6.0%, or $7.9 million, during the quarter and nine months ended December 31, 2007, respectively, as compared to the prior year periods. These period over period decreases were attributable primarily to a reduction in personnel and third-party outsourcing costs in connection with ongoing efficiency initiatives, partially offset by the impact from changes in foreign exchange rates associated with international expenses.
Cost of Professional Services Revenue
Cost of professional services revenue consists primarily of salaries, related personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers, and the related infrastructure to support this business. For the quarters ended December 31, 2007 and 2006, cost of professional services revenue represented 7.4%, or $34.0 million, and 6.1%, or $25.1 million, of total revenue, respectively, and 108.3% and 101.6% of professional services revenue, respectively. For the nine months ended December 31, 2007 and 2006, cost of professional services revenue represented 7.2%, or $91.6 million, and 6.1%, or $70.7 million, of total revenue, respectively, and 109.6% and 104.0% of professional services revenue, respectively. Cost of professional services revenue increased 35.5%, or 8.9 million, and 29.6%, or $20.9 million, during the quarter and nine months ended December 31, 2007, respectively, as compared to the prior year periods. These period over period increases were attributable primarily to an increase in professional service delivery personnel and an increase in third party consulting fees associated with a larger volume of BSM implementations.
Selling and Marketing Expenses
Our selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarters ended December 31, 2007 and 2006, selling and marketing expenses represented 29.2%, or $133.9 million, and 32.5%, or $134.3 million, of total revenue, respectively, and represented 30.9%, or $390.9 million, and 32.6%, or $378.2 million, of total revenue for the nine months ended December 31, 2007 and 2006, respectively. Selling and marketing expenses remained relatively flat during the quarter ended December 31, 2007, as compared to the prior year, and increased 3.4%, or $12.7 million, during the nine months ended December 31, 2007, as compared to the prior year. The year-to-date increase was attributable primarily to increases in sales commissions and related variable compensation expenses, principally due to increased revenues, increases in share-based compensation expense and the impact from changes in foreign exchange rates associated with international expenses.

Research and Development Expenses
Research and development expenses consist primarily of salaries and personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunication costs and personnel costs associated with our development and production labs. For the quarters ended December 31, 2007 and 2006, research and development expenses represented 11.8%, or $54.3 million, and 12.0%, or $49.5 million, of total revenue, respectively, and represented 11.8%, or $149.5 million, and 13.2%, or $153.2 million, of total revenue for the nine months ended December 31, 2007 and 2006, respectively. Research and development expenses increased 9.7%, or $4.8 million during the quarter ended December 31, 2007, as compared to the prior year, and decreased 2.4%, or $3.7 million, during the nine months ended December 31, 2007, as compared to the prior year. The quarter over quarter increase was attributable primarily to an increase in research and development activities, an increase in share-based compensation expense and the impact from changes in foreign exchange rates associated with international expenses. The year-to-date decrease was attributable primarily to an increase in research and development personnel and related costs allocated to software development projects that were capitalized, partially offset by an increase in share-based compensation expense and the impact from changes in foreign exchange rates associated with international expenses.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects and insurance. General and administrative expenses represented 11.2%, or $51.6 million, and 11.7%, or $48.5 million, of total revenue during the quarters ended December 31, 2007 and 2006, respectively, and represented 12.1%, or $153.1 million, and 12.8%, or $148.4 million, of total revenue for the nine months ended December 31, 2007 and 2006, respectively. General and administrative expenses increased 6.4%, or $3.1 million, and 3.2%, or $4.7 million, during the quarter and nine months ended December 31, 2007, respectively, as compared to the prior year periods. These period over period increases were attributable primarily to increases in share-based compensation expense, partially offset by reductions in professional service and consulting fees, including fees associated with our Sarbanes-Oxley section 404 compliance efforts.
Amortization of Intangible Assets
Amortization of intangible assets consists primarily of the amortization of definite-lived customer relationships and tradenames recorded in connection with acquisitions. Amortization of intangible assets represented 0.7%, or $3.4 million, and 1.7%, or $7.0 million, of total revenue during the quarters ended December 31, 2007 and 2006, respectively, and represented 0.8%, or $9.8 million, and 1.7%, or $20.3 million, of total revenue for the nine months ended December 31, 2007 and 2006, respectively. Amortization of intangible assets decreased 51.4%, or $3.6 million, and 51.7%, or $10.5 million, during the quarter and nine months ended December 31, 2007, respectively, as compared to the prior year periods. These period over period decreases were attributable primarily to the conclusion of the amortization of certain intangibles, partially offset by additional amortization associated with intangibles acquired in connection with fiscal 2008 acquisitions.
In-process Research and Development
During the nine months ended December 31, 2007, we wrote off acquired in-process research and development (IPR&D) totaling $2.2 million in connection with the acquisition of ProactiveNet (recorded in the first quarter) and $1.8 million in connection with the acquisition of Emprisa (recorded in the third quarter). The amount allocated to IPR&D represents the estimated fair value, based on risk-adjusted cash flows and historical costs expended, related to core research and development projects that were incomplete and had neither reached technological feasibility nor been determined to have an alternative future use pending achievement of technological feasibility as of the date of acquisition. There were no acquired IPR&D write-offs during the prior year periods.
Severance, Exit Costs and Related Charges
We have undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. As a result of these initiatives, we identified for termination approximately 140 and 400 employees during the nine months ended December 31, 2007 and 2006, respectively. These workforce reductions are across all functions and geographies and the affected employees were, or will be, provided cash separation packages. The workforce reductions have reduced selling and marketing and research and development expenses in product areas that were not realizing our profitability and growth goals, as well as general and administrative expenses.

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
Other Income, Net
Other income, net consists primarily of interest earned, realized gains and losses on marketable securities and other investments and interest expense on capital leases. For the quarters ended December 31, 2007 and 2006, other income, net, was $18.3 million and $22.9 million, respectively, and $58.6 million and $69.8 million for the nine months ended December 31, 2007 and 2006, respectively. Other income, net decreased 20.1%, or $4.6 million, during the quarter ended December 31, 2007 as compared to the prior year period, primarily due to a decrease in realized gains on marketable securities and other investments. Other income, net decreased 16.0%, or $11.2 million, during the nine months ended December 31, 2007 as compared to the prior year period, primarily due to a decrease in realized gains on marketable securities and other investments, the positive impact in the prior period of certain derivative transactions not designated as hedges for accounting purposes, a reduction in sublease income resulting from sale of our headquarters campus and a lower balance of financed receivables outstanding.
Income Taxes
Income tax expense was $35.4 million and $32.9 million for the quarters ended December 31, 2007 and 2006, respectively, resulting in effective tax rates of 28.4% and 34.0%, respectively. Income tax expense was $92.9 million and $69.3 million for the nine months ended December 31, 2007 and 2006, respectively, resulting in effective tax rates of 29.2% and 31.2%, respectively. Our effective tax rate and associated provision for income taxes for the quarter and nine months ended December 31, 2007 and 2006 were based on estimates of consolidated earnings before taxes for fiscal 2008 and 2007, respectively. The effective tax rate is impacted by the worldwide mix of estimated consolidated earnings before taxes, our policy of indefinitely re-investing earnings in certain low tax jurisdictions, estimated tax credits, changes in estimates related to our uncertain tax positions, estimated tax incentives and an assessment regarding the realizability of our deferred tax assets. The effective tax rate decreased during the quarter and nine months ended December 31, 2007 as compared to prior year periods, primarily due to a change in the worldwide mix of estimated full fiscal year consolidated earnings before taxes.
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R) “Business Combinations” (SFAS No. 141(R)), which changes the accounting for business combinations including: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development, (v) the accounting for acquisition-related restructuring cost accruals, (vi) the treatment of acquisition related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal 2010. The impact to us of adoption of SFAS No. 141(R) on our financial position or results of operations is dependent upon the nature and terms of business combinations, if any, that we may consummate in fiscal 2010 and thereafter.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB No. 115” (SFAS No. 159), which permits entities to choose to measure various financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for us beginning in fiscal 2009. We have not determined whether we will elect to measure items subject to SFAS No. 159 at fair value and, as a result, have not assessed the potential impact of adoption on our current accounting policies and procedures or consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions. The provisions of SFAS No.157, as issued, are effective for us beginning in fiscal 2009. However, on December 14, 2007, the FASB issued a proposed FASB Staff Position that would amend SFAS No. 157 to delay its effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The proposed Staff Position defers the effective date of SFAS No. 157 for us until fiscal 2010 for items within the scope of the proposed Staff Position. We will adopt the required provisions of SFAS No. 157 as of April 1, 2008. We have not determined whether the adoption of SFAS No. 157 will have a material effect on our consolidated financial position or results of operations.

Liquidity and Capital Resources
At December 31, 2007, we had $1.4 billion in cash, cash equivalents and marketable securities, 44% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $114.2 million of earnings that we have determined will be invested indefinitely in our international operations. Were such earnings to be repatriated, we would incur a U.S. Federal income tax liability, which has not been accrued in our financial statements.
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
Our cash flows were as follows during the nine months ended December 31, 2007 and 2006:

	Nine Months Ended
	December 31,
	2007	2006
	(In millions)
Net cash provided by operating activities	$384.0	$196.0
Net cash provided by (used in) investing activities	80.8	(380.4)
Net cash provided by (used in) financing activities	(351.7)	65.6
Effect of exchange rate changes on cash and cash equivalents	16.6	4.5

Net increase (decrease) in cash and cash equivalents	$129.7	$(114.3)

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased $188.0 million during the nine months ended December 31, 2007 as compared to the prior year period. This increase was primarily due to higher cash receipts on financed receivables and an increase in net earnings.
Cash Flows from Investing Activities
Net cash provided by investing activities was $80.8 million for the nine months ended December 31, 2007 and net cash used in investing activities was $380.4 million in the prior year period. This difference was attributable primarily to lower purchases of marketable securities and a reduction in the amount of cash expended for acquisitions period over period, partially offset by a decrease in proceeds from maturities and sales of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities was $351.7 million for the nine months ended December 31, 2007 and net cash provided by financing activities was $65.6 million in the prior year period. This difference was attributable primarily to the receipt of $291.9 million in proceeds from the sale and leaseback of our headquarters campus in fiscal year 2007, an increase in treasury stock purchases in the current year and a decrease in cash received from stock option exercises period over period.
Treasury Stock Purchases
Our Board of Directors had previously authorized a total of $2.0 billion to repurchase stock. In July 2007, our Board of Directors authorized an additional $1.0 billion to repurchase stock. During the quarter and nine months ended December 31, 2007, we repurchased 5.5 million and 14.8 million shares for $186.3 million and $469.7 million, respectively. From the inception of the stock repurchase authorization through December 31, 2007, we have purchased 100.7 million shares for $2.2 billion. The repurchase of stock is funded solely with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Issuer Purchases of Equity Securities below for a monthly detail of treasury stock purchases for the quarter ending December 31, 2007.

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
Evaluation of Disclosure Controls and Procedures
As of December 31, 2007, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weakness discussed above, which has not been fully remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls were not effective. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2008, as part of our plan to address the aforementioned material weakness, we implemented enhanced reconciliation, analysis and review procedures related to our accounting for income taxes. These actions, which are in addition to actions previously disclosed, are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Other than the matter reported in our Form 10-Q for the period ended September 30, 2007, there are no items that require disclosure under this Item.
Item 1A. Risk Factors
The following risk factor is added to our risk factors as included in our Annual Report on Form 10-K for the year ended March 31, 2007:
Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.
As a global company, we are subject to the risks arising from adverse changes in global economic and political conditions. For example, the direction and relative strength of the U.S. economy has recently been increasingly uncertain due to softness in the housing markets, rising oil prices, difficulties in the financial services sector and continuing geopolitical uncertainties. If economic growth in the United States and other countries’ economies is slowed, customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, results of operations and financial condition.
Item 2. Issuer Purchases of Equity Securities

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased	Share	Program(1)	Program(1)	the Program(1)
October 1-31, 2007	507,700	$32.25	507,700	$16,372,073	$954,696,620
November 1-30, 2007	2,121,300	$32.70	2,121,300	69,365,663	$885,330,957
December 1-31, 2007	2,904,928	$34.64	2,903,924	100,597,832	$784,733,125

Total	5,533,928	$33.68	5,532,924	$186,335,568	$784,733,125

(1)
Our Board of Directors had previously authorized a total of $2.0 billion to repurchase stock. In July 2007, our Board of Directors authorized an additional $1.0 billion to repurchase stock. As of December 31, 2007, there was $784.7 million remaining in this stock repurchase program and the program does not have an expiration date.

Item 6. Exhibits
(a) Exhibits.
10.23	Form of Stock Option Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers.

10.24	Form of Performance-Based Restricted Stock Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers.

10.25	Form of Time-Based Restricted Stock Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers.

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.
	By:	/s/ Robert E. Beauchamp
February 7, 2008		Robert E. Beauchamp
President and Chief Executive Officer

	By:	/s/ Stephen B. Solcher
February 7, 2008		Stephen B. Solcher
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
10.23	Form of Stock Option Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers.

10.24	Form of Performance-Based Restricted Stock Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers.

10.25	Form of Time-Based Restricted Stock Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers.

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.