Form 10-K
period 2008-03-31
BMC SOFTWARE INC
filed 2008-05-21
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,079,827,000 as of September 28, 2007 based upon the closing sale price of the common stock on the New York Stock Exchange reported such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.
As of May 9, 2008, there were outstanding 191,003,000 shares of common stock, par value $.01, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2008 Annual Stockholders Meeting, to be filed subsequently are incorporated by reference into Part III.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would,” and similar expressions that contemplate future events. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Numerous important factors, risks and uncertainties affect our operating results, including, without limitation, those contained in this Report, and could cause our actual results, levels of activity, performance or achievement to differ materially from the results expressed or implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled Risk Factors. You should also carefully review the cautionary statements described in the other documents we file from time to time with the Securities and Exchange Commission (SEC), specifically our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation to update any forward-looking statements. Information contained on our website is not part of this Report.

PART I
ITEM 1.  Business
Overview
BMC Software is one of the world’s largest software vendors. We provide system and service management solutions primarily for large enterprises. Our extensive portfolio of software solutions spans enterprise systems, applications, databases and IT process management. We also provide maintenance and support for our products and perform software implementation, integration and education services for our customers. We were organized as a Texas corporation in 1980 and were reincorporated in Delaware in July 1988. Our principal corporate offices are located at 2101 CityWest Boulevard, Houston, Texas 77042-2827. Our main telephone number is (713) 918-8800, and our primary internet address is http://www.bmc.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings and all related amendments are available free of charge at http://www.bmc.com/investors. We post all of our SEC documents to our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our corporate governance guidelines and the charters of key Board of Directors committees are also available at http://www.bmc.com, as is our Professional Conduct Policy and Code of Ethics, as amended from time to time. Printed copies of each of these documents are available to stockholders upon request by contacting our investor relations department at (800) 841-2031 ext. 4525 or via email at investor@bmc.com.
Strategy
Our strategy is to be the leader in providing software solutions and services that improve business value through better management of technology and IT processes. With our solutions and services, customers are able to reduce the cost of managing IT, lower the risk of business disruption, and better support business growth and flexibility.
Responding to IT executive needs to control costs, improve service quality, and support business priorities, we were the first major enterprise software provider to focus on Business Service Management (BSM). Today BSM is generally considered by industry experts to be the most effective approach for managing IT based on business priorities. The BSM approach to IT management resonates powerfully with customers and results in substantial savings and value created through improved IT operational efficiency and the ability to respond more quickly to changing business needs. We strive to deliver a comprehensive offering that helps our customers manage diverse infrastructure configurations and automate their IT processes.
Helping customers manage their IT resources to meet the needs of their businesses requires an approach that can be adopted both universally and incrementally. To accomplish this, we focus on three solution areas that are proven disciplines for BSM implementation: Service Support, Service Assurance, and Service Automation. Our ability to provide solutions for both mainframe and distributed environments across these BSM disciplines enables us to significantly improve IT process maturity and solve critical IT and business alignment issues for our customers. Our current BSM offering represents a substantial expansion from our initial delivery of BSM solutions, allowing us to address a broader set of executive buyers across IT, such as IT support, operations, and engineering executives.
Linking these solution areas together is a family of enabling and foundation technologies called BMC Atrium that provides a shared view of how IT supports business priorities as well as centralized coordination and execution of IT processes. One of the key components of BMC Atrium is the BMC Atrium Configuration Management Database (CMDB). The BMC Atrium CMDB is an open-architected, federated, intelligent data repository that provides greater alignment of disparate IT functions to common business priorities. It delivers accurate, pervasive, and business-aware visibility into the dependencies between business services, users, and IT infrastructure across both mainframe and distributed environments. Along with other components of BMC Atrium, the BMC Atrium CMDB ensures a consistent approach to managing IT processes, such as incident, problem, change, configuration, asset, and event management.

A critical element of our BSM approach is a proven set of repeatable, best practices for each of our key solution areas. To help clients leverage this approach, we offer education and consulting services as part of a comprehensive delivery and value realization methodology.
One of our key areas of focus is providing best practices consistent with the IT Infrastructure Library (ITIL). ITIL is the most widely adopted IT-related best practice framework and is now an International Standards Organization (ISO) standard. We have broadly trained our customer-facing organizations on ITIL best practices and provide education and certification to customers and partners through our Education Services. In response to customer needs, we are also investing in, developing and marketing solutions that address the challenges of IT governance, audit and regulatory compliance. The BSM solution areas support the adoption of ITIL best practices and help clients to standardize core IT processes and to address governance and compliance needs.
As we deliver a comprehensive BSM strategy, we support both mainframe and distributed systems and integrate them in an enterprise-wide approach. A substantial portion of the world’s computer data resides on mainframe servers. Our ability to integrate the mainframe into BSM offers financial services, telecommunications, transportation and other industries significant benefits. Mainframes remain important to our larger enterprise customers as they drive down IT costs and align IT with business objectives.
Solutions and Products
We are organized into two software business segments: Enterprise Service Management (ESM) and Mainframe Service Management (MSM). This structure provides the focus required to align our resources and product development efforts to meet the demands of the dynamic markets we serve. In addition, our third segment is comprised of our Professional Services (PS) organization. Our management reviews the results of our business using these segments. For financial information related to these segments, see Note 13 to the accompanying Consolidated Financial Statements.
The ESM segment consists of our non-mainframe and non-job scheduling solutions. Our core BSM products are included in this segment. The ESM segment products address the following broad categories of IT management issues:
•
Service Support — Our service support offerings manage IT functions and processes such as the service desk, incident management, problem management, asset management, service level management, change management, and identity management. These solutions manage and improve customer service as perceived by business end users. They drive improvements in efficiency through application of best practices (such as ITIL), and drive down costs by helping end users solve their own problems and track the status of IT requests.

•
Service Assurance — Our service assurance offerings manage IT functions and processes such as event management, service impact management, capacity management and end user experience management. Our solutions help find and fix issues before they impact business users. They prioritize IT events based on business impact and help determine the right corrective actions to quickly restore services to the business. We were one of the first IT management leaders to bring business relevance to IT component events. In June 2007, we acquired ProactiveNet, Inc. (ProactiveNet), a provider of an advanced “early warning system” for the IT market. This acquisition advances the solutions available for our customers looking to align IT services to business priorities.

•
Service Automation — Our service automation offerings manage IT functions and processes such as the automation and execution of configuration changes and IT process and task orchestration. Our solutions in this area help IT manage increasing complexity to support rapidly changing business needs. We were one of the first to automate the delivery of complete services, not just technology components. In July 2007, we completed the acquisition of RealOps, Inc. (RealOps), a leading provider of run book automation software. The addition of RealOps enables us to provide a robust platform for IT process design and execution, including the capability to enable processes that span both our products and third-party products. In October 2007, we acquired Emprisa Networks, Inc. (Emprisa), a leading provider of network configuration automation software. The addition of Emprisa expands our ability to include the configuration of network devices in our service automation offering. More recently, in April 2008, we completed the acquisition of BladeLogic, Inc. (BladeLogic), a leading provider of data center automation software. The addition of BladeLogic expands our offerings for server provisioning, application release management, as well as configuration automation and compliance.

•
BMC Atrium — Our BMC Atrium offering provides a shared view of how IT supports business priorities as well as centralized coordination and execution of IT processes. It includes our BMC Atrium CMDB, discovery solutions, dashboards and analytics.

Our MSM segment provides substantial capabilities for the BSM disciplines of Service Assurance and Service Automation that address IT requirements for mainframe systems, operations and data management. These solutions, tightly integrated with the BMC Atrium CMDB, help our customers consistently meet service objectives while lowering their cost of mainframe management and scheduling operations by: (i) increasing the availability of their critical business applications, (ii) reducing their hardware resource requirements, (iii) managing ever increasing data, transaction and task volumes with the same or reduced staff, and (iv) mitigating the risk and cost associated with regulatory compliance issues facing mainframe and job scheduling organizations. Our MSM solutions are organized into three areas:
•
Data Management — Our mainframe data management solutions ensure the availability and reliability of the business critical data and applications that support the bottom line for many of the largest companies worldwide. These solutions help customers optimize the performance, facilitate the administration, and enhance the recoverability of the corporate data housed in IBM’s DB2 and IMS databases.

•
Infrastructure Management — Our Mainview product line delivers business-centric systems management, intelligent optimization and capacity management for an extensive array of mainframe infrastructure components. The Mainview and AutoOperator products enable automation of comprehensive monitoring, problem diagnosis and resolution through real-time execution of pre-defined tasks. The Mainview architecture facilitates seamless integration of the entire product line for faster problem resolution; and tight integration with BMC Atrium ensures the mainframe is managed in accordance with business service priorities.

•
Enterprise Scheduling and Output Management — Our Control-M product line provides a comprehensive set of features which enable data centers to automate their increasingly complex workloads and critical business processes. Our Control-M product line orchestrates and optimizes dispersed and disparate management processes across multiple locations and platforms and provides the facilities to centrally monitor and manage workload elements required to support the batch portion of the organization’s business services. Our Control-D product line automates the difficult task of managing the life cycle of mainframe output reports with facilities which include report decollation, distribution, bundling, viewing, archival and deletion.

Our PS segment consists of a worldwide team of experienced software consultants who provide implementation, integration and education services related to our products. By easing the implementation of our products, these services help our customers accelerate the time to value. By improving the overall customer experience we believe that these services also drive future software license transactions with customers.
Sales and Marketing
We market and sell our products in most major world markets directly through our sales force and indirectly through channel partners, including resellers, distributors and systems integrators. Our sales force includes an inside sales division which provides a channel for additional sales to existing customers and the expansion of our customer base.
International Operations
We are a global company that conducts sales, sales support, product development and support, marketing and product distribution services from numerous international offices. In addition to our sales offices located in major economic centers around the world, we also conduct development activities in the United States, India, Israel, France and the United Kingdom, as well as in small offices in other locations. Product manufacturing and distribution is based in Houston, Texas, with European manufacturing and distribution based in Dublin, Ireland. We plan to continue to look for opportunities to efficiently expand our operations in international locations that offer highly talented resources as a way to maximize our global competitiveness. For a discussion of various risks associated with our investments in global operations, see Risk Factors — Risks related to global operations.

Approximately 49.2%, 47.9% and 47.0% of our total revenue in fiscal 2008, 2007 and 2006, respectively, was derived from business outside the United States. Revenue from our foreign subsidiaries is typically denominated in local currencies, as are operating expenses incurred in these locales. To date, we have not had any material foreign currency exchange gains or losses net of our hedging activity. For a discussion of our currency hedging program and the impact of currency fluctuations on international license revenue, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Domestic vs. International Revenue; Quantitative and Qualitative Disclosures about Market Risk and Note 3 to the accompanying Consolidated Financial Statements. For additional financial information regarding our domestic and international operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue and Note 13 to the accompanying Consolidated Financial Statements.
Product Pricing and Licensing
Our software solutions are licensed under multiple license types using a variety of contract structures. We have historically licensed our software primarily on a perpetual basis; however, we also provide customers the right to use our software for a defined period of time, which is referred to as a term contract. Under a term contract, the customer receives the license rights to use the software, combined with the related maintenance and support services, for the term of the contract. Some of our more common perpetual licensing models are as follows:
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

For a discussion of our revenue recognition policies and the impact of our licensing models on revenue, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies - Revenue Recognition and Note 1 to the accompanying Consolidated Financial Statements.
We provide extended payment terms for our products and services for qualifying transactions. By providing such financing, we allow our customers to better manage their IT expenditures and cash flows. Our financing program is discussed in further detail below under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
Maintenance and Support Services
Maintenance and support enrollment generally entitles customers to technical support services (including telephone and internet support and problem resolution services) and the right to receive unspecified product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Maintenance and support service fees are an important source of recurring revenue, and we invest significant resources to provide maintenance and support services. Revenue from maintenance and support services comprised 55.9%, 58.1% and 58.6% of our total revenue in fiscal 2008, 2007 and 2006, respectively.
Professional Services
Our professional services group consists of a worldwide team of experienced software consultants who provide implementation, integration and education services related to our products. By easing the implementation of our products, these services help our customers accelerate the time to value. By improving the overall customer experience we believe that these services also drive future software license transactions with customers. Professional services contributed approximately 6.7%, 5.8%, and 6.2% of our total revenue during fiscal 2008, 2007 and 2006, respectively.

Research and Development
We conduct research and development activities in various locations throughout the world. During fiscal 2008, 2007 and 2006, we incurred research and development expenses of $209.4 million, $210.7 million and $209.1 million, respectively. These costs relate primarily to personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. Our expenditures on research and development activities during the last three fiscal years are discussed below under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development.
Seasonality
We tend to experience a higher volume of transactions and associated revenue in the quarter ended December 31, which is our third fiscal quarter, and the quarter ended March 31, which is our fourth fiscal quarter, as a result of our customers’ spending patterns and our annual sales quota incentives. As a result of this seasonality for license transactions and timing of related payments, we tend to have greater operating cash flow in our fourth quarter.
Competition
The enterprise management software business is highly competitive. Both our ESM and MSM businesses compete against a number of competitors, including large vendors who compete with us at a strategic solution level and across multiple product lines as well as smaller, niche competitors who compete against individual products of ours. Our largest competitors are International Business Machines Corporation (IBM), CA, Inc. (CA) and Hewlett-Packard Company (HP). Although we believe we are uniquely positioned to offer BSM solutions to customers, several of our major competitors also market BSM-like solutions, and we anticipate continued competition in the BSM marketplace. We consider at least 100 firms to be directly competitive with one or more of our enterprise software solutions. Some of these companies have substantially larger operations than ours in the specific markets in which we compete. In addition, the software industry is experiencing continued consolidation. Nonetheless, because we provide enterprise management solutions across multiple platforms, we believe we are better positioned to provide customers with comprehensive management solutions for their complex multi-vendor IT environments than integrated hardware and software companies like IBM and HP.
Customers
No single customer accounted for a material portion of our revenue during any of the past three fiscal years. Our software products are generally used in a broad range of industries, businesses and applications. Our customers include manufacturers, telecommunications companies, financial service providers, educational institutions, retailers, distributors, hospitals, service providers, government agencies and channel partners including value-added resellers, distributors and system integrators.
Intellectual Property
We distribute our products in object code form and rely upon contract, trade secret, copyright and patent laws to protect our intellectual property. The license agreements under which customers use our products restrict the customer’s use to its own operations and prohibit disclosure to third parties. We distribute certain of our products on a shrink-wrap basis, and the enforceability of such restrictions in a shrink-wrap license is unproven in certain jurisdictions. Also, notwithstanding these restrictions, it is possible for other persons to obtain copies of our products in object code form. We expect that obtaining such copies would have limited value without access to the product’s source code, which we keep highly confidential. In addition, we employ protective measures such as CPU dependent passwords, expiring passwords and time-based software trials.
Employees
As of March 31, 2008, we had approximately 5,800 full-time employees. We expect that our continued success will depend in part on our ability to attract and retain highly skilled technical, sales, marketing and management personnel.

ITEM 1A.	Risk Factors
We operate in a dynamic environment that involves numerous risks and uncertainties. The following section describes some of the risks that may adversely affect our business, financial condition, operating results and cash flows; these are not necessarily listed in terms of their importance or level of risk.
Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.
As a global company, we are subject to the risks arising from adverse changes in domestic and global economic and political conditions. For example, the direction and relative strength of the United States economy has recently been increasingly uncertain due to softness in the housing markets, rising oil prices, difficulties in the financial services sector and continuing geopolitical uncertainties. If economic growth in the United States and other countries’ economies slows, customers may delay or reduce technology purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, a deterioration of the global credit markets could adversely impact our ability to complete sales of our products or the value of our financial assets. Any of these events would likely harm our business, financial condition, operating results and cash flows.
We may announce lower than expected revenue, license bookings, earnings or operating cash flows, which could cause our stock price to decline.
Our ability to accurately and consistently predict revenue, license bookings and earnings within narrow ranges is weakened by two principal factors:
•	first, a significant portion of our license transactions close during the final days of each quarter; this pattern is evident in all product lines and among all sales channels; and

•
second, even after contracts have been executed, extensive analysis is required before the timing of revenue recognition can be reliably determined; this timing reflects both the complexity of the revenue recognition rules applicable to software and the effect that the various license types and other terms and conditions can have when these rules are applied.

Numerous other factors, some listed below, also have potential to adversely affect our financial results:
•	the possibility that our customers may defer or limit purchases as a result of reduced information technology budgets or reduced data processing capacity demand;

•	our ability to adapt our solutions to customers’ needs in a market space defined by constant technological change;

•	our ability to satisfy increased customer demands of our technical support services may adversely affect our relationship with our customers;

•	uncertain timing of orders and delivery of products to our customers and channel partners;

•	potential losses on investments, foreign exchange exposures or contracts, or other losses from financial instruments we may hold that are exposed to market losses;

•	higher than expected operating expenses;

•
an unexpected increase in weighted average shares outstanding due to much higher than expected exercises of stock options or a sudden and significant increase in our stock price causing our fully diluted weighted average shares outstanding to increase, either of which could cause reported earnings per share to decline;

•	unintended consequences of our use of open source software;

•	we may be affected by the timing of large transactions or become dependent upon such transactions;

•	changes in our pricing and distribution terms and/or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of significant external events that increase global economic uncertainty.
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
Our quarterly cash flow is and has been volatile. If our cash generated from operations in some future period is materially less than the market expects, our stock price could decline. Factors that could adversely affect our cash flow from operations in the future include: reduced net earnings; increased time required for the collection of accounts receivable; an increase in uncollectible accounts receivable; a significant shift from multi-year committed contracts to short-term contracts; a reduced ability to transfer finance receivables to third parties; an increase in contracts where expenses such as sales commissions are paid upfront but payments from customers are collected over time; reduced renewal rates for maintenance; an increase in cash taxes; outlays from legal actions, costs, fees or settlements; realized losses on foreign exchange; and reduced yields on investments and cash and cash equivalents.
Maintenance revenue could decline.
Maintenance revenue has increased in each of the last three fiscal years as a result of acquisitions and the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees increase as the processing capacity on which the products are installed increases; consequently, we receive higher absolute maintenance fees with new license and maintenance agreements and as existing customers install our products on additional processing capacity. Price competition on enterprise transactions can lead to increased discounting for higher levels of supplemental processing capacity; the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. In addition, customers are generally entitled to reduced annual maintenance fees for entering into long-term maintenance contracts. Declines in our license bookings, increases in the proportion of long-term maintenance contracts and/or increased discounting could lead to declines in our maintenance revenue growth rates. Should customers migrate from their mainframe applications or find alternatives to our products, increased cancellations could lead to declines in our maintenance revenue. As maintenance revenue makes up a substantial portion of our total revenue, any decline in our maintenance revenue could have a material adverse effect on our business, financial condition, operating results and cash flows, and could cause our stock price to decline.
The software industry includes large, powerful multi-line and small, agile single-line competitors.
Some of our largest competitors, including IBM, CA and HP have significant scale advantages. With scale comes a large installed base of customers in particular market niches, as well as the ability to develop and market software competitive with ours. Some of these competitors can also bundle hardware, software, and services together, which is a disadvantage for us since we do not provide hardware and have fewer services offerings. Competitive products are also offered by numerous independent software companies that specialize in specific aspects of the highly fragmented software industry. Some, like Microsoft Corporation (Microsoft), Oracle Corporation (Oracle), and SAP AG (SAP) are the leading developers and vendors in their specialized markets. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with some individual products offered by us. As the software industry consolidates generally, it is possible that storage and security vendors such as EMC Corporation and Symantec Corporation will play a more significant role in the systems management market. Additionally, many customers historically have developed their own products that compete with those offered by us. Competition from any of these sources can result in price reductions or displacement of our products, which could have a material adverse effect on our business, financial condition, operating results, and cash flows.

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
IBM, HP, Microsoft and Oracle are by far the largest suppliers of systems and database software and, in some cases, are the manufacturers of the computer hardware systems used by most of our customers. Historically, operating and database system developers have modified or introduced new operating systems, database systems, systems software and computer hardware. Such new products could incorporate features which perform functions currently performed by our products or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. There can be no assurance that we will be able to adapt our products and our business to changes introduced by hardware manufacturers and operating and database system software developers. Failure to adapt our products in a timely manner to such changes or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition, operating results and cash flows.
Future product development is dependent upon access to third-party source code.
In the past, licensees using proprietary operating systems were furnished with “source code,” which makes the operating system and hardware generally understandable to programmers, and “object code,” which directly controls the operating system and hardware, and other technical documentation. Since the availability of source code facilitated the development of systems and applications software, which must interface with the operating systems, independent software vendors such as ourselves have been able to develop and market compatible software. IBM and other hardware vendors have a policy of restricting the use or availability of the source code for some of their operating systems. To date, this policy has not had a material effect on us. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may, in the future, result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. There can be no assurances that such restrictions or other restrictions will not have a material adverse effect on our business, financial condition, operating results and cash flows.
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
Certain of our software products contain components developed and maintained by third-party software vendors. We expect that we may have to incorporate software from third-party vendors in our future products. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated, or if our relationship with the third-party vendor terminates. Any significant interruption in the availability of these third-party software products on commercially acceptable terms or defects in these products could delay development of future products or enhancement of future products and could have a material adverse effect on our business, financial condition, operating results and cash flows.
Future product development is dependent on adequate research and development resources.
In order to remain competitive, we must continue to develop new products and enhancements to our existing products. This is particularly true as we further expand our BSM capabilities. Maintaining adequate research and development resources, such as the appropriate talent and development technology, to meet the demands of the market is essential. Failure to do so could present an advantage to our competitors. Further, if we are unable to develop products internally due to certain constraints, such as high employee turnover, lack of management ability, or a lack of other development resources, it may force us to expand into a certain market or strategy via an acquisition for which we could potentially pay too much or unsuccessfully integrate into our operations.
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
The software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial delivery. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our operating margins could be harmed. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers’ expectations. With our BSM strategy, these risks increase because we are combining already complex products to create solutions that are even more complicated than the aggregation of their product components. Significant technical challenges could also arise with our products because our customers purchase and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. These combinations increase our risk further because in the event of a system-wide failure, it may be difficult to determine which product is at fault; thus, we may be harmed by the failure of another supplier’s products. As a result of the foregoing, we could experience:
•	loss of or delay in revenue and loss of market share;

•	loss of customers;

•	damage to our reputation;

•	failure to achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by customers against us which could, whether or not successful, increase costs and distract our management; and

•	increased insurance costs.

Failure to maintain our existing distribution channels and develop additional channels could adversely affect our revenue.
The percentage of our revenue from sales of our products and services through distribution channels such as systems integrators and value-added resellers is increasing. Conducting business through indirect distribution channels presents a number of risks, including:
•	our systems integrators and value-added resellers can cease marketing our products and services with limited or no notice and with little or no penalty;

•	we may not be able to replace existing or recruit additional systems integrators or value-added resellers if we lose any of our existing ones;

•	our existing systems integrators and value-added resellers may not be able to effectively sell new products and services that we may introduce;

•	we do not have direct control over the business practices and risk management policies adopted by our systems integrators and value-added resellers;

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
We review and modify our compensation plans for the sales organization periodically. As in most years, we have made changes for fiscal 2009. These plans are intended to align with our business objectives of providing customer flexibility and satisfaction. The compensation plans may encourage unanticipated or unintended behavior which could adversely affect our business, financial condition, operating results and cash flows. Changes to our sales compensation plan could also make it difficult for us to attract and retain top sales talent.
Risks related to business combinations.
As part of our overall strategy, we have acquired or invested in, and likely will continue to acquire or invest in, complementary companies, products, and technologies. Risks commonly encountered in such transactions include:
•	the inability to retain and integrate key technical, sales and managerial personnel;

•
the difficulty of assimilating the personnel and operations of the combined companies, including back-office functions and systems, such as accounting, human resources and others, into our own back-office functions and systems;

•	the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies;

•	the potential disruption of our ongoing business, including potential distraction of management from other objectives, opportunities and risks;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	the potential that our policies, procedures and controls are not applied to the acquired entity in a timely manner following the acquisition;

•	degradation of relationships with the acquired entity’s customers, partners or vendors, creating challenges for us to meet the objectives of the acquisition;

•
failure of our pre-acquisition due diligence to identify material issues, such as problems with software code, architecture or functionality, employment or management issues, errors or irregularities in the financial reporting of the target, legal contingencies or other issues we do not discover during our due diligence;

•	the risk that revenue from acquired companies, products and technologies do not meet our expectations;

•	decreases in reported earnings as a result of charges for in-process research and development and amortization of acquired intangible assets;

•	the risk that our use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases; and

•
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
We carry out our business operations through entities in the United States and multiple foreign jurisdictions. As such, we are required to file corporate income tax returns that are subject to United States, state and foreign tax laws. The United States, state and foreign tax liabilities are determined, in part, by the amount of operating profit generated in these different taxing jurisdictions. Our effective tax rate and earnings could be adversely affected by changes in the mix of operating profits generated in countries with higher statutory tax rates as well as by the positioning of our cash balances globally. Our effective tax rate is also impacted by our determination that a portion of our foreign earnings are indefinitely reinvested. If we were to determine that these foreign earnings were not indefinitely reinvested, our effective tax rate could be adversely impacted. We are also required to evaluate the realizability of our deferred tax assets. This evaluation requires that our management assess the positive and negative evidence regarding sources of future taxable income. If management’s assessment regarding the realizability of our deferred tax assets changes, we will be required to increase our valuation allowance, which will negatively impact our effective tax rate and earnings. We are also subject to routine corporate income tax audits in multiple jurisdictions. Our provision for income taxes includes amounts intended to satisfy income tax assessments that may result from the examination of our corporate tax returns that have been filed in these jurisdictions. The amounts ultimately paid upon resolution of these examinations could be materially different from the amounts included in the provision for income taxes and result in additional tax expense and cash outflows.

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
Possibility of infringement claims.
From time to time, we receive notices from third parties claiming infringement by our products of patent and other intellectual property rights. We expect that software products will increasingly be subject to such claims as the number of products and competitors in our industry segments grows and the functionality of products overlaps. In addition, we may receive more patent infringement claims as companies increasingly seek to patent their software and business methods and enforce such patents, especially given the increase in software and business method patents issued during the past several years. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require us to enter into royalty and licensing agreements, which may not be offered or available on terms acceptable to us. A successful claim made against us that we fail to develop or license a substitute technology for, could have a material adverse effect on our business, financial condition, operating results and cash flows.
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

•
compliance with a wide variety of complex laws and treaties including unexpected changes in (or new) legislative or regulatory requirements, early termination of contracts with government agencies, audits, investigations, sanctions or penalties;

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
We maintain a significant presence in India, Israel and other emerging market countries, conducting substantial software development and support, marketing operations, IT operations and certain financial operations. Accordingly, we are directly affected by economic, political, physical and electrical infrastructure and military conditions in these countries. Any major hostilities or the interruption or curtailment of trade between these countries and their present trading partners could materially adversely affect our business, financial condition, operating results and cash flows. We maintain contingency and business continuity plans for all significant locations, and to date, various regional conflicts or other local economic or political issues have not caused any major adverse impact on our operations in these countries. Should we be unable to conduct operations in these regions in the future, and our contingency and business continuity plans are unsuccessful, our business could be adversely affected. Furthermore, as the software and technology labor market in these countries has developed at a rapid pace, with many multi-national companies competing for talent, there is a risk that wage and attrition rates will rise faster than we have anticipated, which could lead to operational issues.
Generally, our foreign sales are denominated in our foreign subsidiaries’ local currencies. If these currency exchange rates change unexpectedly, we could have significant gains or losses. Additionally, fluctuations in the exchange rate of foreign currencies against the United States dollar can affect our revenue within those markets, all of which may adversely impact our business, financial condition, operating results, and cash flows. Currently, we use derivative financial instruments to hedge our exposure to fluctuations in currency exchange rates. Such hedging requires us to estimate when transactions will occur and cash will be collected, and we may not be successful in making these estimates. If these estimates are inaccurate or we do not fully hedge our exposures for any reason, particularly during periods of currency volatility, it could have a materially adverse effect on our business, financial condition, operating results and cash flows.
We are in the process of upgrading and modifying major portions of our enterprise resource planning and other key software applications, which could cause unexpected problems to occur and disruption to the management of our business.
We are in the process of upgrading and modifying major portions of our enterprise resource planning (ERP) system as well as other key software applications used in our global operations. Our ERP system and related applications are integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Enhancements may eventually become more costly, difficult and time-consuming to purchase and implement than we currently anticipate. We may encounter unexpected difficulties, costs or other challenges with any such modifications, enhancements or upgrades, any of which may disrupt our business or cause delays in the reporting of our financial results. Corrections and improvements may be required as we enhance, modify or upgrade our systems, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. If we fail to manage these changes effectively, it could adversely affect our ability to manage our business and our operating results.

We have identified a material weakness in accounting for income taxes in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on our stock price.
Management, through documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, has concluded that our internal control over financial reporting had a material weakness in accounting for income taxes as of March 31, 2008. See Item 9A — Controls and Procedures. If we are unable to effectively remediate this material weakness in a timely manner, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals further material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period, or if we continue to experience material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.
We may lose key personnel, may not be able to hire enough qualified personnel or fail to integrate replacement personnel.
Much of our future success depends on the continued service and availability of skilled personnel, including technical, marketing and staff resources. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. Changing demographics and labor work force trends may result in a loss of knowledge and skills as experienced workers retire. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. In addition, acquisitions could cause us to lose key personnel of the acquired companies or our personnel. With rare exceptions, we do not have long-term employment agreements with our employees. Further, many of our key personnel receive a total compensation package that includes equity awards. New regulations, volatility in the stock market and other factors could diminish our use, and/or the value, of our equity awards, putting us at a competitive disadvantage or forcing us to use more cash compensation.
In addition, we continually focus on improving our cost structure. We have been hiring personnel in countries where advanced technical expertise is available at lower costs. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure. We may also experience increased competition for employees in these countries as the trend toward globalization continues which may affect our employee retention efforts and/or increase our expenses in an effort to offer a competitive compensation program.
We have also undertaken restructurings over the past several years to improve our cost structure involving significant reductions in our workforce, relocation of job functions to overseas locations and changes to our organizational structure. We will continue to make organizational changes aimed at improving our operating margins and driving operating efficiencies. Some of these changes may result in future workforce reductions or rebalancing actions. These efforts place a strain on our management, administrative, technical, operational and financial infrastructure.
If we fail to manage these changes effectively, it could adversely affect our ability to manage our business and our operating results.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
Our headquarters are located in Houston, Texas, where we lease approximately 570,000 square feet of office space. We also maintain development and sales organizations in various locations around the world where we lease the necessary facilities. A summary of our principal leased properties currently in use is as follows:

	Approximate
Location	Area (sq. ft)	Lease Expiration
Houston, Texas	570,000	June 15, 2021
Tel Aviv, Israel	167,000	July 10, 2012
Pune, India	163,000	September 30, 2014
Sunnyvale, California	120,000	April 30, 2009
Austin, Texas	106,000	December 31, 2013
Pleasanton, California	78,000	October 31, 2013
Amsterdam, The Netherlands	52,000	June 30, 2010
Waltham, Massachusetts	51,000	August 31, 2009
Egham, United Kingdom	47,000	March 24, 2019

ITEM 3.	Legal Proceedings
On July 15, 2004, we acquired Marimba, Inc., and Marimba is now a wholly-owned subsidiary of BMC. On May 3, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants Marimba, certain of Marimba’s officers and directors, and certain underwriters of Marimba’s initial public offering. An amended complaint was filed on April 19, 2002. Marimba and certain of its officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices in connection with Marimba’s initial public offering. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including Marimba. On June 30, 2003, the Marimba Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of Marimba and of the individual officer and director defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from Marimba’s insurers regarding recovery from the underwriter defendants and other non-monetary consideration. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Marimba case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including Marimba, informed the District Court that the settlement could not be approved, because the defined settlement class, like the litigation class, could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion is currently scheduled to be completed in May 2008. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.
We previously disclosed a lawsuit captioned Diagnostic Systems Corporation vs. Oracle Corporation, et al., which was filed against a number of software companies, including us, in the United States District Court for the Central District of California, Southern Division. On March 24, 2008, we entered into a Non-Exclusive Patent License and Settlement Agreement with Diagnostic Systems Corporation which grants us a license to two patents, settles all outstanding claims among the parties and releases us and our customers from any and all claims or liability for infringement or alleged infringement of the licensed patents.

We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during our fourth fiscal quarter.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol BMC. On May 9, 2008, there were 966 holders of record of our common stock.
The following table sets forth the high and low intra-day sales prices per share of common stock for the periods indicated:

	Price Range of
	Common Stock
	High	Low
FISCAL 2008
Fourth Quarter	$36.19	$29.01
Third Quarter	$37.05	$30.70
Second Quarter	$32.43	$24.77
First Quarter	$33.49	$29.59

FISCAL 2007
Fourth Quarter	$36.92	$29.15
Third Quarter	$33.67	$26.33
Second Quarter	$27.99	$22.22
First Quarter	$24.08	$19.90
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BMC Software, Inc., The S&P 500 Index
and The S&P Systems Software Index

*	$100 invested on 3/31/03 in stock or index-including reinvestment of dividends.
ISSUER PURCHASES OF EQUITY SECURITIES

					Approximate Dollar
			Total Number of Shares	Total Dollar Value	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	of Shares Purchased	may yet be
	Shares	Paid per	Publicly Announced	as Part of a Publicly	Purchased Under
Period	Purchased(1)	Share	Program(2)	Announced Program(2)	the Program(2)
January 1-31, 2008	951,600	$32.53	951,600	$30,955,906	$753,777,219
February 1-29, 2008	1,358,022	$32.73	1,357,900	44,444,174	$709,333,045
March 1-31, 2008	1,040,415	$33.16	1,039,400	34,467,340	$674,865,706

Quarterly Total	3,350,037	$32.81	3,348,900	$109,867,420	$674,865,706

Fiscal 2008 Total	18,183,243	$31.91	18,166,536	$579,604,001	$674,865,706

(1)
Includes repurchases made pursuant to the publicly announced authorizations in (2) below and repurchases in satisfaction of tax obligations upon the lapse of restrictions on employee restricted stock grants.

(2)
Our Board of Directors had previously authorized a total of $2.0 billion to repurchase stock. In July 2007, our Board of Directors authorized an additional $1.0 billion to repurchase stock. As of March 31, 2008, there was approximately $674.9 million remaining in this stock repurchase program and the program does not have an expiration date.

Information regarding our equity compensation plans as of March 31, 2008 is incorporated by reference into Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.	Selected Financial Data
The following selected consolidated financial data presented for, and as of the end of, each of the years in the five-year period ended March 31, 2008, is derived from our Consolidated Financial Statements. The following business combinations during the five-year period ended March 31, 2008 were accounted for under the purchase method, and, accordingly, the financial results of these acquired businesses have been included in our financial results below from the indicated acquisition dates: Emprisa in October 2007, RealOps in July 2007, ProactiveNet in June 2007, Identify Software in May 2006, OpenNetwork Technologies, Inc. in March 2005, Calendra, SA in January 2005, Viadyne Corporation in July 2004, Marimba, Inc. in July 2004 and Magic Solutions in February 2004.
We have undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and simplification, standardization and automation of key business processes. These restructuring and process improvement initiatives included the involuntary termination of employees, the exiting of leases in certain locations, reducing the square footage required to operate certain locations and relocating some operations to lower cost facilities. The operating results for fiscal 2008, 2007, 2006, and 2004 below include charges for severance, exit costs and related charges of $14.7 million, $44.6 million, $41.0 million and $110.4 million, respectively, primarily for employee severance and related costs and exited leases. During fiscal 2008 and 2007, we incurred $66.6 million and $41.6 million of share-based compensation expenses, respectively, following the adoption of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payments”, effective April 1, 2006. During fiscal 2006, we incurred $35.5 million of income tax expense related to the repatriation of foreign earnings. During fiscal 2005, we recorded a settlement of litigation with Nastel Technologies, Inc. for $11.3 million. Additionally, $14.1 million of incremental depreciation expense was recorded in fiscal 2004 related to the changes in estimated depreciable lives for leasehold improvements in locations exited and for certain information technology assets that were eliminated as a result of the restructuring plan in that year.
The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements as of March 31, 2008 and 2007, and for each of the three years in the period ended March 31, 2008, the accompanying notes and the report of the independent registered public accounting firm thereon, which are included elsewhere in this Form 10-K.

	Year Ended March 31,
	2008	2007	2006	2005	2004
	(In millions, except per share data)
Statement of Operations Data:
Total revenue	$1,731.6	$1,580.4	$1,498.4	$1,463.0	$1,418.7
Operating income (loss)	357.5	207.3	128.5	23.2	(98.9)
Net earnings (loss)	$313.6	$215.9	$102.0	$75.3	$(26.8)

Basic earnings (loss) per share	$1.61	$1.06	$0.47	$0.34	$(0.12)

Diluted earnings (loss) per share	$1.57	$1.03	$0.47	$0.34	$(0.12)

Shares used in computing basic earnings (loss) per share	194.8	204.2	216.0	222.0	226.7

Shares used in computing diluted earnings (loss) per share	200.0	210.2	218.9	224.0	226.7

	As of March 31,
	2008	2007	2006	2005	2004
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$1,288.3	$883.5	$905.9	$820.1	$612.3
Investments	186.9	623.6	437.8	463.0	600.7
Working capital	514.0	556.6	304.0	360.8	445.1
Total assets	3,345.5	3,260.0	3,210.9	3,342.4	3,067.1
Deferred revenue	1,779.4	1,729.0	1,628.3	1,642.9	1,413.4
Stockholders’ equity	994.5	1,049.1	1,098.8	1,261.8	1,215.2

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
During fiscal 2008, we continued to focus on our leadership in Business Service Management (BSM) by responding to IT executive needs, improving IT service quality and supporting business priorities. Our two software business segments, Enterprise Service Management (ESM) and Mainframe Service Management (MSM), provide the focus to align our resources and product development efforts to meet the demands of the dynamic markets we serve. In addition, our third segment is our Professional Services organization. All three segments demonstrated solid revenue growth in fiscal 2008.
The positive growth of our BSM solutions contributed to our solid performance in fiscal 2008. BSM is generally considered by industry experts to be the most effective approach to managing IT based on business priorities, both through the creation of best practices and enhancing the impact that IT infrastructure has on the business. Helping customers manage their IT resources to meet the needs of their businesses requires an approach that can be adopted both universally and incrementally. To accomplish this, we remain focused on three solution areas: Service Support, Service Assurance and Service Automation. Our configuration management database (CMDB) also added to the growth of our BSM solutions.
During fiscal 2008, we acquired and successfully integrated multiple companies. In June 2007, we acquired ProactiveNet, a provider of an advanced “early warning system” for the IT market. The combination of our BSM for IT operations and ProactiveNet’s unique capabilities represents an advanced solution available for customers looking to align IT services to business priorities. In July 2007, we completed the acquisition of RealOps, a leading provider of run book automation software. RealOps enables us to provide a robust platform for IT process design and execution. The October 2007 acquisition of Emprisa, a leading provider of network configuration automation software, expands our ability to include the configuration of network devices in our service automation offering. Most recently in April 2008, we acquired BladeLogic, a leading provider of data center automation software, which expands our offerings for server provisioning, application release management, as well as configuration automation and compliance. Our acquisitions are discussed in greater detail under the Acquisitions section below.
As we deliver a comprehensive BSM strategy, we support both mainframe and distributed systems and integrate them in an enterprise-wide approach. A substantial portion of the world’s computer data resides on mainframe servers. Our ability to integrate the mainframe into BSM offers financial services, telecommunications, transportation and other industries significant benefits. Mainframes remain important to our larger enterprise customers as they drive down IT costs and align IT with business objectives.
During fiscal 2008, we continued to realize the positive benefits of our cost management actions, in terms of operating efficiency and profitability. We believe there will be additional opportunities to realize operating efficiencies in future periods.
During fiscal 2008, we continued to experience an increase in the number and magnitude of license transactions that require ratable recognition of license revenue over the term of the agreement, due to an increase in time-based license agreements and an increase in customer transactions containing other terms and conditions that preclude upfront license revenue recognition. In addition to executing time-based license agreements, the primary reasons for license revenue deferrals include, but are not limited to, customer arrangements that include products for which the maintenance pricing is based on both discounted and undiscounted license list prices, customer arrangements that include unlimited licensing rights, customer arrangements that contain rights to future unspecified software products as part of the maintenance offering and other contractual terms and conditions that require ratable revenue recognition over the term of the arrangements. We anticipate our transactions will continue to include such contract terms that result in deferral of the related license revenue as we expand our offerings to meet customers’ product, pricing and licensing needs. Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenue to be recognized each quarter becomes more predictable as a larger percentage of that revenue comes from the deferred license revenue balance.

We continued to enhance shareholder value by increasing the cash returned to shareholders through our stock repurchase program. During fiscal 2008, we repurchased approximately 18.2 million shares for a total value of $579.6 million.
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
Critical Accounting Policies
The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, share-based compensation, acquired technology, in-process research and development, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets, and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the related disclosures below.
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
In our time-based license agreements, we are unable to establish VSOE of fair value for undelivered maintenance elements because the contractual maintenance terms in these arrangements are the same duration as the license terms and VSOE of fair value of maintenance cannot be established. Accordingly, license fees in time-based license arrangements are recognized ratably over the term of the arrangements.
Maintenance revenue is recognized ratably over the term of the maintenance arrangements, which primarily range from one to three years.
Professional services revenue, which principally relates to implementation, integration and training services associated with our products, is derived under both time-and-material and fixed fee arrangements and in most instances is recognized on a proportional performance basis. If no discernable customer deliverable exists until the completion of the professional services, we apply the completed performance method and defer the recognition of professional services revenue until completion of the services, which is typically evidenced by a signed completion letter from the customer. Services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification, or customization of our software products and are not otherwise considered to be essential to the functionality of such products. In arrangements where the professional services do not qualify for separate accounting from the license elements, the combined software license and professional services revenue are recognized based on contract accounting using either the percentage-of-completion or completed-contract method.
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
We are required to charge certain taxes on our revenue transactions. These amounts are not included in revenue. Instead, we record a liability when the amounts are collected and relieve the liability when payments are made to the applicable government agency.
In our consolidated statements of operations, revenue is categorized as license, maintenance, and professional services revenue. We allocate fees from arrangements containing multiple elements to each of these categories based on the VSOE of fair value for elements in the arrangements and the application of the residual method for arrangements in which we have established VSOE of fair value for all undelivered elements. In arrangements where we are not able to establish VSOE of fair value for all undelivered elements, we first allocate revenue to any undelivered elements for which VSOE of fair value has been established, then allocate revenue to any undelivered elements for which VSOE of fair value has not been established based upon management’s best estimate of fair value for these elements and finally, apply a residual method to determine the license fee. Management’s best estimate of fair value of undelivered elements for which VSOE of fair value has not been established is based upon the VSOE of similar offerings and other objective criteria.

Capitalized Software Development Costs
Costs of internally developed software are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized until the product’s general availability to customers in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (SFAS No. 86). Capitalized software development costs are then amortized over the product’s estimated economic life beginning at the date of general availability of the product to our customers. We evaluate our capitalized software development costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified. Determining net realizable value, as defined by SFAS No. 86, requires that we make estimates and use judgment in quantifying the appropriate amount to write off, if any. Actual amounts realized from the software products could differ from our estimates. Also, any future changes to our product portfolio could result in significant increases to our cost of license revenue as a result of the write-off of capitalized software development costs.
Share-Based Compensation
We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.
We estimate the fair value of stock options and employee stock purchase plan shares using the Black-Scholes option pricing model and the fair value of nonvested stock based upon the intrinsic value at the date of grant. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, risk-free interest rate and estimated forfeitures.
We estimate the volatility of our common stock by using a combination of historical volatility and implied volatility derived from market traded options for our stock, as we believe that the combined volatility is more representative of future stock price trends than either historical or implied volatility alone. We estimate the expected term of options granted using the simplified method allowed by SEC Staff Accounting Bulletin No. 107, due to changes in vesting terms and contractual lives of our current options compared to our historical grants. We base the risk-free interest rate on zero-coupon yields implied from United States Treasury issues with maturities similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate prevesting option forfeitures and record stock-based compensation expense for those awards that are expected to vest.
In addition, we estimate expected achievement of performance measures in determining the expected timing of vesting of our performance-based nonvested stock awards.
We record deferred tax assets for stock-based awards that result in deductions on our income tax returns, based on the amount of stock-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, such shortfalls reduce our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits is computed in accordance with the alternative transition method as prescribed under the Financial Accounting Standards Board (FASB) Staff Position FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.”

If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the amount of such expense recorded in future periods may differ significantly from what we have recorded in the current period.
Acquired Technology, In-Process Research and Development, Goodwill and Intangible Assets
When we acquire a business, a portion of the purchase price is typically allocated to acquired technology, in-process research and development and identifiable intangible assets, such as customer relationships. The excess of our cost over the fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. The amounts allocated to acquired technology, in-process research and development and intangible assets represent our estimates of their fair values at the acquisition date. The fair values are primarily estimated using the expected present value of future cash flows method of applying the income approach, which requires us to project the related future revenue and expenses and apply an appropriate discount rate. We generally use third-party valuation experts to assist us in estimating fair values. We amortize the acquired technology and intangible assets with finite lives over their estimated lives. All goodwill is tested for impairment annually or when events or changes in circumstances indicate that the fair value has been reduced below carrying value. When conducting impairment assessments, we are required to estimate future cash flows. The estimates used in valuing all intangible assets, including in-process research and development, are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results used to determine fair value and to estimate useful lives. Incorrect estimates of fair value and/or useful lives could result in future impairment charges and those charges could be material to our consolidated results of operations.
Valuation of Investments
Our investments consist of debt and equity securities. We account for our investments in debt securities and equity securities that have readily determinable fair values in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We account for our investments in equity securities that do not have a readily determinable fair value under the cost method of accounting. We regularly analyze our portfolio of investments for other than temporary declines in fair value. This analysis requires significant judgment as well as the use of estimates and assumptions. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other than temporary include whether: (i) the fair value of the investment is significantly below our cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that we will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We have investment policies which are designed to ensure that our assets are invested in capital-preserving securities. However, from time to time, issuer-specific and market-specific events could warrant a write down for an other than temporary decline in fair value. As the vast majority of our investments are investment-grade securities, we anticipate that any future impairment charges related to these investments will not have a material adverse effect on our consolidated financial position or results of operations. Investments in debt and equity securities with a fair value below our cost as of March 31, 2008 are discussed in greater detail in Note 3 to the accompanying Consolidated Financial Statements.
Accounting for Income Taxes
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under SFAS No. 109, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year’s results and for deferred tax assets and liabilities related to the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns. Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities and the process of identifying items of revenue and expense that qualify for preferential tax treatment. We are subject to corporate income tax audits in multiple jurisdictions and our income tax expense includes amounts intended to satisfy income tax assessments that may result from the examination of our tax returns that have been filed in these jurisdictions. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made. We adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) on April 1, 2007.

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no United States taxes have been provided because such earnings are planned to be indefinitely reinvested outside the United States. Remittances of foreign earnings to the United States are planned based on projected cash flow, working capital and investment needs of foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the United States and provide United States federal taxes on these amounts. Material changes in our estimates could impact our effective tax rate.
In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We consider future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination.
Acquisitions
We have consummated multiple acquisitions of businesses in recent years. Each of these acquisitions has been accounted for using the purchase accounting method. Accordingly, the financial results for these entities have been included in our consolidated financial results since the applicable acquisition dates.
Recently Completed Acquisition
In April 2008, we acquired BladeLogic, a leading provider of data center automation software, through the successful completion of a tender offer for approximately $830 million in cash, excluding acquisition costs. The BladeLogic acquisition expands our offerings for server provisioning, application release management, as well as configuration automation and compliance.
Fiscal 2008 Acquisitions
In June 2007, we acquired ProactiveNet, a provider of an advanced “early warning system” for the IT market, for approximately $41 million in cash. This acquisition advances the solutions available for our customers looking to align IT services to business priorities. In July 2007, we acquired RealOps, a leading provider of run book automation software, for approximately $54 million in cash. This acquisition enables us to provide a robust platform for IT process design and execution. In October 2007, we acquired Emprisa, a leading provider of network configuration automation software, for approximately $22 million in cash. This acquisition expands our ability to include the configuration of network devices in our service automation offering.
Fiscal 2007 Acquisition
In May 2006, we acquired Identify Software for approximately $151 million in cash. This acquisition provides solutions that optimize application development organizations through the automation of testing, support and maintenance processes and enable dramatic increases in development outputs.
Historical Information
Historical performance should not be viewed as indicative of future performance, as there can be no assurance that operating income or net earnings will be sustained at these levels. For a discussion of factors affecting operating results, see the Risk Factors section above.

Results of Operations
The following table sets forth, for the fiscal years indicated, the percentages that selected items in the accompanying Consolidated Statements of Operations bear to total revenue.

	Percentage of
	Total Revenue for the
	Year Ended March 31,
	2008	2007	2006
Revenue:
License	37.4%	36.1%	35.2%
Maintenance	55.9%	58.1%	58.6%
Professional services	6.7%	5.8%	6.2%
Total revenue	100.0%	100.0%	100.0%
Operating Expenses:
Cost of license revenue	5.8%	6.3%	8.2%
Cost of maintenance revenue	9.8%	11.1%	11.7%
Cost of professional services revenue	7.2%	6.1%	5.6%
Selling and marketing expenses	30.5%	32.8%	33.5%
Research and development expenses	12.1%	13.3%	14.0%
General and administrative expenses	12.1%	12.8%	13.6%
Amortization of intangible assets	0.9%	1.7%	2.2%
Severance, exit costs and related charges	0.8%	2.8%	2.7%
In-process research and development	0.2%	—	—
Total operating expenses	79.4%	86.9%	91.4%
Operating income	20.6%	13.1%	8.6%
Other income, net:
Interest and other income, net	4.3%	5.5%	5.1%
Interest expense	(0.1)%	(0.1)%	(0.1)%
Gain on sale of investments	0.2%	0.5%	0.1%
Total other income, net	4.4%	5.9%	5.0%
Earnings before income taxes	25.1%	19.0%	13.6%
Provision for income taxes	7.0%	5.4%	6.8%
Net earnings	18.1%	13.7%	6.8%
Revenue
The following table provides information regarding license and maintenance revenue for fiscal 2008, 2007 and 2006.

Software License Revenue (1)				Percentage Change
				2008	2007
	Year Ended March 31,			Compared to	Compared to
	2008	2007	2006	2007	2006
	(In millions)
Enterprise Service Management	$350.5	$330.1	$284.6	6.2%	16.0%
Mainframe Service Management	297.1	239.7	242.4	23.9%	(1.1)%

Total software license revenue	$647.6	$569.8	$527.0	13.7%	8.1%

Software Maintenance Revenue (1)				Percentage Change
				2008	2007
	Year Ended March 31,			Compared to	Compared to
	2008	2007	2006	2007	2006
	(In millions)
Enterprise Service Management	$517.4	$478.1	$449.9	8.2%	6.3%
Mainframe Service Management	450.3	440.7	428.9	2.2%	2.8%

Total software maintenance revenue	$967.7	$918.8	$878.8	5.3%	4.6%

Total Software Revenue (1)				Percentage Change
				2008	2007
	Year Ended March 31,			Compared to	Compared to
	2008	2007	2006	2007	2006
	(In millions)
Enterprise Service Management	$867.9	$808.2	$734.5	7.4%	10.0%
Mainframe Service Management	747.4	680.4	671.3	9.8%	1.4%

Total software revenue	$1,615.3	$1,488.6	$1,405.8	8.5%	5.9%

(1)	Certain reclassifications have been made to the prior periods presentation to conform with the current year’s presentation.
Software License Revenue
Total software license revenue was $647.6 million, $569.8 million and $527.0 million for fiscal 2008, 2007 and 2006, respectively. The increase in total software license revenue of 13.7%, or $77.8 million, in fiscal 2008 as compared to fiscal 2007 was attributable to license revenue increases in both the MSM and ESM segments as further discussed below. Recognition of license revenue that was deferred in prior periods increased $53.5 million for fiscal 2008, as compared to the prior year period. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront decreased from 51% during fiscal 2007 to 50% in fiscal 2008. During fiscal 2008 we closed 94 transactions with license values over $1 million, with a total license value of $278.1 million, compared with 89 transactions with license values over $1 million, with a total license value of $243.1 million in fiscal 2007.
The increase in total software license revenue of 8.1%, or $42.8 million, in fiscal 2007 as compared to fiscal 2006 was attributable to license revenue increases in the ESM segment, partially offset by a slight decline in license revenue in the MSM segment, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $38.5 million for fiscal 2007, as compared to the prior year period. Of the license transactions recorded, the percentage of license revenue recognized upfront decreased from 59% during fiscal 2006 to 51% during fiscal 2007. During fiscal 2007, we closed 89 transactions with license values over $1 million, with a total license value of $243.1 million, compared with 66 transactions with license values over $1 million, with a total license value of $165.3 million, in fiscal 2006.
ESM license revenue represented 54.1%, or $350.5 million, 57.9%, or $330.1 million, and 54.0%, or $284.6 million, of our total license revenue for fiscal 2008, 2007 and 2006, respectively. ESM license revenue for fiscal 2008 increased 6.2%, or $20.4 million, from fiscal 2007, and for fiscal 2007 increased 16.0%, or $45.5 million, from fiscal 2006. These year over year increases were attributable primarily to increases in demand for our BSM solutions, including incremental license revenue resulting from our fiscal 2008 and 2007 acquisitions, as well as an increase in the recognition of previously deferred license revenue year over year, partially offset by an increase in the level of new license transactions with revenue being deferred into future periods.
MSM license revenue represented 45.9%, or $297.1 million, 42.1%, or $239.7 million and 46.0%, or $242.4 million, of our total license revenue for fiscal 2008, 2007 and 2006, respectively. MSM license revenue for fiscal 2008 increased 23.9%, or $57.4 million, from fiscal 2007, primarily due to an increase in the recognition of previously deferred license revenue year over year and an increase in the volume of license transactions executed, combined with a decline in the level of new license transactions whose revenues are being deferred into future periods. MSM license revenue for fiscal 2007 remained relatively flat as compared to fiscal 2006, decreasing 1.1%, or $2.7 million. This fiscal 2007 decrease was attributable primarily to an increase in the level of new license transactions whose revenues are being deferred into future periods, partially offset by a higher volume of license transactions executed and an increase in the recognition of previously deferred license revenue year over year.

For fiscal 2008, 2007 and 2006, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Year Ended March 31,
	2008	2007	2006
	(In millions)
Deferrals of license revenue	$(347.2)	$(314.8)	$(229.3)
Recognition from deferred license revenue	296.2	242.7	204.2

Net impact on recognized license revenue	$(51.0)	$(72.1)	$(25.1)

Deferred license revenue balance at end of year	$555.4	$504.4	$432.3
The primary reasons for license revenue deferrals include, but are not limited to, customer transactions that include products for which the maintenance pricing is based on both discounted and undiscounted license list prices, certain arrangements that include unlimited licensing rights, time-based licenses that are recognized over the term of the arrangement, customer transactions that include products with differing maintenance periods and other transactions for which we do not have or are not able to determine vendor-specific objective evidence of fair value of the maintenance and/or professional services. The contract terms and conditions that result in deferral of revenue recognition for a given transaction result from arm’s length negotiations between us and our customers. We anticipate our transactions will continue to include such contract terms that result in deferral of the related license revenue as we expand our offerings to meet customers’ product, pricing and licensing needs.
Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenue to be recognized each quarter becomes more predictable as a larger percentage of that revenue comes from the deferred license revenue balance. As of March 31, 2008, the deferred license revenue balance was $555.4 million and had an estimated remaining life of approximately three years. As additional license revenue is deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred license revenue we expect to recognize in future periods as of March 31, 2008 follows (in millions):

Fiscal 2009	$264.2
Fiscal 2010	$159.1
Fiscal 2011 and thereafter	$132.1
Software Maintenance Revenue
Total software maintenance revenue was $967.7 million, $918.8 million and $878.8 million for fiscal 2008, 2007 and 2006, respectively. Total software maintenance revenue for fiscal 2008 increased 5.3%, or $48.9 million, from fiscal 2007. Total software maintenance revenue for fiscal 2007 increased 4.6%, or $40.0 million, from fiscal 2006. These increases were attributable to increases in both ESM and MSM maintenance revenue as discussed below.
ESM maintenance revenue represented 53.5%, or $517.4 million, 52.0%, or $478.1 million, and 51.2%, or $449.9 million, of our total maintenance revenue for fiscal 2008, 2007 and 2006, respectively. ESM maintenance revenue for fiscal 2008 increased 8.2%, or $39.3 million, as compared to fiscal 2007, and for fiscal 2007 increased 6.3%, or $28.2 million, as compared to fiscal 2006. These increases were attributable primarily to the expansion of our installed ESM customer license base, including that related to our fiscal 2008 and 2007 acquisitions.
MSM maintenance revenue represented 46.5%, or $450.3 million, 48.0%, or $440.7 million, and 48.8% or $428.9 million, of our total maintenance revenue for fiscal 2008, 2007 and 2006, respectively. MSM maintenance revenue for fiscal 2008 increased 2.2%, or $9.6 million, as compared to fiscal 2007 and for fiscal 2007 increased 2.8%, or $11.8 million, as compared to fiscal 2006. These year over year increases were attributable primarily to the expansion of our installed MSM customer license base and increasing capacities of the current installed base.

As of March 31, 2008, the deferred maintenance revenue balance was $1,201.6 million. As new customers are added and/or current contracts are renewed and additional maintenance revenue is deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred maintenance revenue we expect to recognize in future periods as of March 31, 2008 follows (in millions):

Fiscal 2009	$640.7
Fiscal 2010	$325.9
Fiscal 2011 & thereafter	$235.0
Domestic vs. International Revenue

				Percentage Change
				2008	2007
	Year Ended March 31,			Compared to	Compared to
	2008	2007	2006	2007	2006
	(In millions)
License:
Domestic	$306.2	$279.5	$263.2	9.6%	6.2%
International	341.4	290.3	263.8	17.6%	10.0%

Total license revenue	647.6	569.8	527.0	13.7%	8.1%

Maintenance:
Domestic	525.5	507.4	490.0	3.6%	3.6%
International	442.2	411.4	388.8	7.5%	5.8%

Total maintenance revenue	967.7	918.8	878.8	5.3%	4.6%

Professional services:
Domestic	47.1	36.6	41.2	28.7%	(11.2)%
International	69.2	55.2	51.4	25.4%	7.4%

Total professional services revenue	116.3	91.8	92.6	26.7%	(0.9)%

Total revenue	$1,731.6	$1,580.4	$1,498.4	9.6%	5.5%

License Revenue
Our domestic license revenue represented 47.3%, or $306.2 million, 49.1%, or $279.5 million, and 49.9%, or $263.2 million, of license revenue for fiscal 2008, 2007 and 2006, respectively. Domestic license revenue increased 9.6%, or $26.7 million, from fiscal 2007 to fiscal 2008, due to an increase in both MSM and ESM license revenues. Domestic license revenue increased 6.2%, or $16.3 million, from fiscal 2006 to fiscal 2007, primarily due to an increase in ESM license revenue.
Our international license revenue represented 52.7%, or $341.4 million, 50.9%, or $290.3 million, and 50.1%, or $263.8 million, of license revenue for fiscal 2008, 2007 and 2006, respectively. International license revenue increased 17.6%, or $51.1 million, from fiscal 2007 to fiscal 2008, primarily due to increases in MSM and ESM license revenue in both our European and Latin America markets. International license revenue increased 10.0%, or $26.5 million, from fiscal 2006 to fiscal 2007, primarily due to an increase in ESM license revenue in our European and Asia Pacific markets. These year-over-year increases were favorably impacted by changes in foreign exchange rates.
Maintenance Revenue
Our domestic maintenance revenue represented 54.3%, or $525.5 million, 55.2%, or $507.4 million, and 55.8%, or $490.0 million, of maintenance revenue for fiscal 2008, 2007 and 2006, respectively. Domestic maintenance revenue increased 3.6%, or $18.1 million, from fiscal 2007 to fiscal 2008, primarily due to an increase in ESM maintenance revenue. Domestic maintenance revenue increased 3.6%, or $17.4 million, from fiscal 2006 to fiscal 2007, primarily due to an increase in ESM maintenance revenue.
Our international maintenance revenue represented 45.7%, or $442.2 million, 44.8%, or $411.4 million, and 44.2%, or $388.8 million, of maintenance revenue for fiscal 2008, 2007 and 2006, respectively. International maintenance revenue increased 7.5%, or $30.8 million, from fiscal 2007 to fiscal 2008, primarily due to an increase in ESM maintenance revenue in our European and Canadian markets and MSM maintenance revenue in our Latin American market. International maintenance revenue increased 5.8%, or $22.6 million, from fiscal 2006 to fiscal 2007, due to increases in both MSM and ESM maintenance revenue principally in our European market. These year-over-year increases were favorably impacted by changes in foreign exchange rates.

Professional Services Revenue
Professional services revenue increased 26.7%, or $24.5 million, from fiscal 2007 to fiscal 2008, and remained relatively flat from fiscal 2006 to fiscal 2007, decreasing by 0.9%, or $0.8 million. The increase in fiscal 2008 professional services revenue was attributable primarily to increases in domestic and international implementation and consulting services, primarily related to growth in BSM solution sales.
Operating Expenses

				Percentage Change
				2008	2007
	Year Ended March 31,			Compared to	Compared to
	2008	2007	2006	2007	2006
	(In millions)
Cost of license revenue	$100.4	$99.4	$123.3	1.0%	(19.4)%
Cost of maintenance revenue	168.9	175.1	175.0	(3.5)%	0.1%
Cost of professional services revenue	125.1	95.8	83.5	30.6%	14.7%
Selling and marketing expenses	527.4	518.1	501.6	1.8%	3.3%
Research and development expenses	209.4	210.7	209.1	(0.6)%	0.8%
General and administrative expenses	209.4	202.8	203.6	3.3%	(0.4)%
Amortization of intangible assets	14.8	26.6	32.8	(44.4)%	(18.9)%
Severance, exit costs and related charges	14.7	44.6	41.0	(67.0)%	8.8%
In-process research and development	4.0	—	—	*	*

Total operating expenses	$1,374.1	$1,373.1	$1,369.9	0.1%	0.2%

 *  —  not meaningful
Cost of License Revenue
Cost of license revenue consists primarily of (i) amortization of capitalized software costs for internally developed products, (ii) amortization of acquired technology for products acquired through business combinations, (iii) license-based royalties to third parties and (iv) production and distribution costs for initial product licenses. For fiscal 2008, 2007 and 2006, cost of license revenue represented 5.8%, or $100.4 million, 6.3%, or $99.4 million, and 8.2%, or $123.3 million, of total revenue, respectively, and 15.5%, 17.4% and 23.4% of license revenue, respectively. Cost of license revenue increased 1.0%, or $1.0 million, from fiscal 2007 to fiscal 2008, primarily due to the increases attributable to the amortization of acquired technology related to recent acquisitions partially offset by reduced license-based royalties and the conclusion of the amortization of certain acquired technology. Cost of license revenue decreased 19.4%, or $23.9 million, from fiscal 2006 to fiscal 2007, primarily due to the conclusion of the amortization of certain acquired technologies and a reduction in the amortization of capitalized software development costs, partially offset by the amortization of acquired technology related to Identify Software.
Cost of Maintenance Revenue
Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For fiscal 2008, 2007 and 2006, cost of maintenance revenue represented 9.8%, or $168.9 million, 11.1%, or $175.1 million, and 11.7%, or $175.0 million, of total revenue, respectively, and 17.5%, 19.1% and 19.9% of maintenance revenue, respectively. Cost of maintenance revenue decreased 3.5%, or $6.2 million, from fiscal 2007 to fiscal 2008, primarily due to a reduction in personnel and third-party outsourcing costs in connection with ongoing efficiency initiatives, partially offset by the impact from changes in foreign exchange rates associated with international expenses. Cost of maintenance revenue remained flat from fiscal 2006 to fiscal 2007.

Cost of Professional Services Revenue
Cost of professional services revenue consists primarily of salaries, related personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers, and the related infrastructure to support this business. For fiscal 2008, 2007 and 2006, cost of professional services revenue represented 7.2%, or $125.1 million, 6.1%, or $95.8 million, and 5.6%, or $83.5 million, of total revenue, respectively, and 107.6%, 104.4% and 90.2% of professional services revenue, respectively. Cost of professional services revenue increased 30.6%, or $29.3 million, from fiscal 2007 to fiscal 2008 and 14.7%, or $12.3 million, from fiscal 2006 to fiscal 2007, primarily due to an increase in professional service enablement personnel and an increase in third party consulting fees associated with a larger volume of BSM implementations, as well as the impact from changes in foreign exchange rates associated with international expenses in fiscal 2008.
Selling and Marketing Expenses
Selling and marketing expenses consists primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For fiscal 2008, 2007 and 2006, selling and marketing expenses represented 30.5%, or $527.4 million, 32.8%, or $518.1 million, and 33.5%, or $501.6 million, of total revenue, respectively. Selling and marketing expenses increased 1.8%, or $9.3 million, from fiscal 2007 to fiscal 2008, primarily due to increases in sales commissions and related variable compensation expenses, principally due to increased revenue, increases in share-based compensation expense and the impact from changes in foreign exchange rates associated with international expenses. Selling and marketing expenses increased 3.3%, or $16.5 million, from fiscal 2006 to fiscal 2007, primarily due to the addition of share-based compensation and an increase in travel and marketing campaign expenditures.
Research and Development Expenses
Research and development expenses consists primarily of salaries and personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For fiscal 2008, 2007 and 2006, research and development expenses represented 12.1%, or $209.4 million, 13.3%, or $210.7 million and 14.0%, or $209.1 million, of total revenue, respectively. Research and development expenses decreased 0.6%, or $1.3 million, from fiscal 2007 to fiscal 2008, primarily due to an increase in research and development personnel and related costs allocated to software development projects that were capitalized, partially offset by an increase in share-based compensation expense and the impact from changes in foreign exchange rates associated with international expenses. Research and development expenses increased 0.8%, or $1.6 million, from fiscal 2006 to fiscal 2007, primarily due to the addition of share-based compensation, partially offset by a decrease in personnel and related costs associated with a reduction in research and development personnel.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. During fiscal 2008, 2007 and 2006, general and administrative expenses represented 12.1%, or $209.4 million, 12.8%, or $202.8 million and 13.6%, or $203.6 million, of total revenue, respectively. General and administrative expenses increased 3.3%, or $6.6 million, from fiscal 2007 to fiscal 2008, primarily due to an increase in share-based compensation expense, partially offset by reductions in professional service and consulting fees. General and administrative expenses decreased 0.4%, or $0.8 million, from fiscal 2006 to fiscal 2007, primarily due to lower professional service and consulting fees and a decrease in employee separation charges and other personnel-related cost including travel and recruitment, partially offset by the addition of share-based compensation.

Amortization of Intangible Assets
Amortization of intangible assets consists of the amortization of finite-lived customer relationships and tradenames recorded in connection with acquisitions. Amortization of intangible assets decreased 44.4%, or $11.8 million, from fiscal 2007 to fiscal 2008, primarily due to the conclusion of the amortization of certain intangibles, partially offset by additional amortization associated with intangibles acquired in connection with fiscal 2008 acquisitions. Amortization of intangible assets decreased 18.9%, or $6.2 million, from fiscal 2006 to fiscal 2007, primarily due to the conclusion of amortization of certain intangibles at the end of fiscal 2006, partially offset by incremental amortization associated with intangible assets acquired in connection with the acquisition of Identify Software in fiscal 2007.
Severance, Exit Costs and Related Charges
We have undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and simplification, standardization and automation of key business processes. As a result of these initiatives, we identified for termination approximately 250, 700 and 700 employees during fiscal 2008, 2007 and 2006, respectively. These workforce reductions were across all functions and geographies and affected employees were, or will be, provided cash separation packages. The workforce reductions have primarily reduced selling and marketing and research and development headcount in product areas that were not realizing our profitability and growth goals, as well as general and administrative headcount. Additionally, during these same periods we exited leases in certain locations, reduced the square footage required to operate some locations and relocated some operations to lower cost facilities. We estimate that the initiatives that have been undertaken through fiscal 2008 will result in fiscal 2009 savings in the range of approximately $55 to $65 million as compared to fiscal 2008 expense levels. We will continue to evaluate additional actions that may be necessary in the future to achieve the aforementioned business goals.
In-Process Research and Development
During fiscal 2008, we wrote off acquired in-process research and development (IPR&D) totaling $4.0 million in connection with our fiscal 2008 business acquisitions. The amounts allocated to IPR&D represent the estimated fair values, based on risk-adjusted cash flows and historical costs expended, related to core research and development projects that were incomplete and had neither reached technological feasibility nor been determined to have an alternative future use pending achievement of technological feasibility as of the date of acquisition. There were no acquired IPR&D write-offs during fiscal 2007 and 2006.
Other Income, net
Other income, net, consists primarily of interest earned, realized gains and losses on investments, rental income on previously owned facilities and interest expense on capital leases. Other income, net was $76.9 million, $93.3 million and $75.3 million for fiscal 2008, 2007 and 2006, respectively. Other income, net, decreased 17.6%, or $16.4 million, from fiscal 2007 to fiscal 2008, primarily due to lower average yields, lower finance receivable balances and lower realized gains on investments. Other income, net, increased 23.9%, or $18.0 million, from fiscal 2006 to fiscal 2007, primarily due to realized gains on investments, higher interest income generated from higher average investment portfolio balances earning higher yields and the impact of certain derivative instruments not designated as hedges for accounting purposes. This was partially offset by a reduction in rental income resulting from the sale of our headquarters campus.

Provision for Income Taxes
We recorded income tax expense of $120.8 million, $84.7 million and $101.8 million in fiscal 2008, 2007 and 2006, respectively. Our effective tax rate was 27.8%, 28.2% and 50.0% for fiscal 2008, 2007 and 2006, respectively. Our effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and the Company’s policy of indefinitely re-investing earnings in certain low tax jurisdictions, changes in the Company’s uncertain tax positions, changes in the valuation allowance recorded against our deferred tax assets, benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion and the writeoff of in-process research and development costs associated with certain acquisitions. In fiscal 2008 and fiscal 2007, the most significant item impacting our effective tax rate was a favorable rate differential on our foreign earnings of $27.6 million and $18.3 million, respectively. In fiscal 2006, the most significant item impacting our effective tax rate was a tax expense of approximately $35.5 million related to the repatriation of approximately $708.8 million of qualified earnings under the applicable provisions of the American Jobs creation Act of 2004. For a detailed analysis of the differences between the statutory and effective income tax rates, see Note 8 of the accompanying Consolidated Financial Statements.
Liquidity and Capital Resources
At March 31, 2008, we had approximately $1.5 billion in cash, cash equivalents and investments, approximately 42% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated approximately $121.6 million of cumulative earnings that we have determined will be invested indefinitely in our international operations. Were such earnings to be repatriated, we would incur a United States Federal income tax liability that is not currently accrued in our financial statements. While our investments are primarily investment grade and highly liquid, a significant portion of our portfolio is invested in securities with maturities beyond one year. While typically yielding greater returns, they also reduce reported working capital.
As of March 31, 2008, the Company held auction rate securities with a par value of $72.2 million and an estimated fair value of $68.9 million. Auction rate securities are long-term debt instruments with interest rates that reset through periodic short term auctions. If there are insufficient buyers, then the auction “fails” and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. A failed auction limits liquidity for holders until there is a successful auction, until such time as another market for auction rate securities develops, until the debt instrument is redeemed and refinanced by the issuer or until the final stated maturity of the issue, which is typically 30 to 40 years after initial issuance. Auction rate securities are generally callable at any time by the issuer. Scheduled auctions continue to be held until the auction rate security matures or until it is called. During the timeframe beginning in February 2008 through March 31, 2008, and through May 20, 2008, the majority of auction rate securities in the marketplace, including auction rate securities that we held in our portfolio, failed at auction due to sell orders exceeding buy orders. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. These bonds are currently rated AAA by Moody’s and Standard and Poor’s. We do not have reason to believe that any of the underlying issuers of our auction rate securities are presently at risk or that the underlying credit quality of the assets backing our auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate the current lack of liquidity of these investments to have a material impact on our business strategy, financial condition, results of operations or cash flows.
As previously discussed, subsequent to March 31, 2008, we acquired BladeLogic in April 2008, through the successful completion of a tender offer for approximately $830 million in cash, excluding acquisition costs. We have paid for this acquisition with cash we had on hand at the date of acquisition.
We believe that our existing cash, cash equivalents and investment balances and funds generated from operating and investing activities will be sufficient to meet our working and other capital requirements for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and investments to fund such activities in the future. In the event additional needs for cash arise, we might find it advantageous to utilize third-party financing sources based on factors such as our then available cash and its source (i.e., cash held in the United States versus international locations), the cost of financing and our internal cost of capital.

Our cash flows were as follows during fiscal 2008, 2007 and 2006:

	Year Ended March 31,
	2008	2007	2006
	(In millions)
Net cash provided by operating activities	$593.7	$420.1	$420.9
Net cash provided by (used) in investing activities	221.4	(405.9)	(60.0)
Net cash used in financing activities	(438.2)	(44.0)	(278.1)
Effect of exchange rate changes on cash and cash equivalents	27.9	7.4	3.0

Net increase (decrease) in cash and cash equivalents	$404.8	$(22.4)	$85.8

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased by $173.6 million, from $420.1 million in fiscal 2007 to $593.7 million in fiscal 2008, due primarily to higher cash receipts on finance receivables and an increase in net earnings before non-cash expenses (principally depreciation, amortization and share-based compensation). Net cash provided by operating activities remained relatively flat from fiscal 2006 to fiscal 2007.
Cash Flows from Investing Activities
Net cash provided by investing activities was $221.4 million during fiscal 2008 and net cash used in investing activities was $405.9 million during fiscal 2007. This difference was attributable primarily to lower purchases of investments and a reduction in the amount of cash expended for acquisitions year over year, partially offset by a decrease in proceeds from maturities and sales of investments. Net cash used in investing activities in fiscal 2007 increased by $345.9 million as compared to net cash used in investing activities for fiscal 2006, due primarily to higher purchases of investments and an increase in cash paid for acquisitions and other investments, net of cash acquired, partially offset by an increase in proceeds from maturities and sales of investments.
Cash Flows from Financing Activities
Net cash used in financing activities increased $394.2 million during fiscal 2008 and decreased $234.1 million during fiscal 2007 as compared to the prior years. The fiscal 2008 increase was attributable primarily to the receipt of $291.9 million in proceeds from the sale and leaseback of our headquarters campus in fiscal 2007, an increase in treasury stock purchases and a decrease in cash received from stock option exercises. The fiscal 2007 decrease was attributable primarily to the receipt of $291.9 million in proceeds from the sale and leaseback of our headquarters campus in fiscal 2007 and a $61.6 million year over year increase in proceeds primarily from employee stock option exercises and a $28.6 million increase in excess tax benefit from share-based compensation, partially offset by a $144.0 million year over year increase in cash used for treasury stock purchases.
Finance Receivables
We provide financing on a portion of our sales transactions to customers that meet our specified standards of creditworthiness. Our practice of providing financing at reasonable interest rates enhances our competitive position. We participate in established programs with third-party financial institutions to sell a significant portion of our finance receivables, enabling us to collect cash sooner and remove credit risk. The finance receivables are sold to third-party financial institutions on a non-recourse basis. We record such transfers of finance receivables to third-party financial institutions as sales of such finance receivables when we have surrendered control of such receivables, including determining that such assets have been isolated beyond our reach and the reach of our creditors. We have not guaranteed the transferred receivables and have no obligation upon default. During fiscal 2008, 2007 and 2006, we transferred $267.5 million, $174.2 million and $160.9 million, respectively, of such receivables through these programs. The high credit quality of our finance receivables and the existence of these third-party facilities extend our ability to offer financing to qualifying customers on an ongoing basis.

Treasury Stock Purchased
Our Board of Directors had previously authorized a total of $2.0 billion to repurchase stock. In July 2007, our Board of Directors authorized an additional $1.0 billion to repurchase stock. During fiscal 2008, we purchased 18.2 million shares for $579.6 million. From the inception of the stock repurchase authorization through March 31, 2008, we have purchased 104.0 million shares for $2.3 billion. See Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The repurchase of stock will continue to be funded primarily with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. As of March 31, 2008, there was $674.9 million remaining in the stock repurchase program, which does not have an expiration date.
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2008:

	Payments due by Period
	Less Than			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In millions)
Capital lease obligations	$6.3	$5.4	$1.4	$—	$13.1
Operating lease obligations	56.1	68.3	37.9	29.7	192.0
Purchase obligations(1)	3.8	1.9	0.5	—	6.2
Acquisition of BladeLogic(2)	830.0	—	—	—	830.0
Other liabilities reflected on the balance sheet	11.4	2.8	—	—	14.2

Total contractual obligations(3)(4)	$907.6	$78.4	$39.8	$29.7	$1.055.5

(1)
Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and contain specific terms, including quantities to be purchased and the timing of the purchase.

(2)	Represents the estimated payment obligation to purchase BladeLogic as of March 31, 2008, excluding acquisition costs. This acquisition was consummated on April 18, 2008.

(3)	Total does not include contractual obligations recorded on the balance sheet as current liabilities, other than capital lease obligations and other liabilities above.

(4)
We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities will occur for our unrecognized tax benefits due to the uncertainties related to these tax matters. Therefore, our liability for unrecognized tax benefits of $138.6 million, including interest and penalties, is not included in the table above.

Recently Issued Accounting Pronouncements
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 is effective for us beginning in the fourth quarter of fiscal 2009. We have not yet determined whether the adoption of this statement will have a material effect on our Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which changes the accounting for business combinations including: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development, (v) the accounting for acquisition-related restructuring costs, (vi) the treatment of acquisition related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal 2010. The impact of adoption of SFAS No. 141(R) on our financial position or results of operations is dependent upon the nature and terms of business combinations, if any, that we may consummate in fiscal 2010 and thereafter.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to choose to measure various financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses be reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for us beginning in fiscal 2009. We do not expect the adoption of this Statement to have a material impact on our financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions. In February 2008, the FASB issued two FASB staff positions that remove leasing from the scope of SFAS No. 157 and delay the effective date of SFAS No. 157 for us to April 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The required provisions of SFAS No. 157 will be applied prospectively beginning April 1, 2008. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments.
Foreign Currency Exchange Rate Risk
We operate globally and the functional currency for most of our non-United States enterprises is the local currency. For fiscal 2008, 2007 and 2006, approximately 49.2%, or $852.8 million, 47.9%, or $756.9 million and 47.0%, or $704.0 million, of our total revenue was derived from customers outside of the United States, substantially all of which was billed from our regional headquarters, which have the United States dollar as the functional currency, and was collected in foreign currencies. Similarly, substantially all of the expenses of operating our international subsidiaries were incurred in foreign currencies. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. To minimize our risk from changes in foreign currency exchange rates, we utilize certain derivative financial instruments.
We primarily utilize forward exchange contracts in managing our foreign currency exchange risk. Forward exchange contracts are used to offset our exposure to certain foreign currency assets and liabilities. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of each month. Principal currencies hedged are the euro and British pound in Europe, the Japanese yen and Australian dollar in the Asia Pacific region and the Israeli shekel. While we actively manage much of our foreign currency risks on an ongoing basis, there can be no assurance our foreign currency hedging activities will offset the full impact of fluctuations in currency exchange rates on our consolidated financial position, results of operations and cash flows.
Based on our foreign currency exchange instruments outstanding at March 31, 2008, we estimate that a one-day maximum potential loss on our foreign currency exchange instruments, based on a value-at-risk (“VAR”) model utilizing Monte Carlo simulation, would not have a material effect on our future consolidated results of operations or cash flows. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.
Interest Rate Risk
We adhere to a conservative investment policy, whereby our principle concern is the preservation of liquid funds while maximizing our yield on such assets. Cash, cash equivalents and investments were approximately $1.5 billion at March 31, 2008. Investments (including amounts in cash and cash equivalents of $1.3 billion) of $1.5 billion primarily represented different types of investment-grade debt securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, we classify our investments as “available-for-sale” under SFAS No. 115, which provides that no gain or loss on any security would actually be recognized in earnings unless the instrument was sold or the loss in value was deemed to be other than temporary.

Based on our consolidated financial position as of March 31, 2008 and our consolidated results of operations and net cash flows for fiscal 2008, we estimate that a near-term change in interest rates would not have a material effect on our future consolidated results of operations or cash flows. We used a VAR variance-covariance model to measure potential market risk on our investments due to interest rate fluctuations. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. The VAR model is a risk estimation tool, and as such, is not intended to represent actual losses in fair value that could be incurred.

ITEM 8.	Financial Statements and Supplementary Data
The response to this item is submitted as a separate section of this Report. See Item 15.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
Overview
As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007 and each of our Quarterly Reports on Form 10-Q during the current fiscal year ended March 31, 2008, we previously identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(e)) related to the accounting for income taxes. As further disclosed, we have taken steps to remediate this material weakness, including: (i) during the first quarter of fiscal 2008, the creation and filling of a new position, Vice President of Global Tax, and the reorganization of our tax function to improve coordination and communication; and (ii) throughout fiscal 2008 and during early fiscal 2009, implementation of additional reconciliation, analysis and review procedures related to our accounting for income taxes. Although we have designed and implemented controls that we believe will remediate the material weakness, we are unable to conclude that the material weakness had been remediated as of March 31, 2008 because: (i) an insufficient amount of time has passed for us to verify that additional controls implemented late in fiscal 2008 are operating effectively; (ii) some of the additional remediation measures were implemented or enhanced after March 31, 2008; and (iii) during the fourth quarter closing process, we identified and corrected errors relating to our adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (effective April 1, 2007) (“FIN 48”) and our income tax provision for each of the first three quarters of fiscal 2008. Although none of these errors were material, either individually or in the aggregate, we have concluded, after considering the factors described above, that the control deficiencies that resulted in these errors constitute a material weakness in our internal control over financial reporting as of March 31, 2008.
In light of this material weakness, in preparing our consolidated financial statements as of and for the fiscal year ended March 31, 2008, we performed additional reconciliations and analyses and other post-closing procedures designed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2008 have been prepared in accordance with generally accepted accounting principles. Our principal executive officer (CEO) and principal financial officer (CFO) have certified that, based on their knowledge, our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report. Ernst & Young LLP’s report, dated May 21, 2008, expressed an unqualified opinion on our consolidated financial statements. The report of Ernst & Young is included in Part IV, Item 15 and should be read in its entirety.

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
As required by Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008. Based upon that evaluation, and as a result of the material weakness in our internal control over financial reporting related to the accounting for income taxes described above and in Management’s Report on Internal Control over Financial Reporting, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2008.
Management’s Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of BMC Software;

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial reporting and financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008 and identified a material weakness in the Company’s internal controls over the accounting for income taxes related to the reconciliation, analysis and review procedures in place and operating at that date. A material weakness is a deficiency, or combination of deficiencies, that results in there being a more than reasonable possibility that a material misstatement in our annual or interim consolidated financial statements could occur and not be prevented or detected. This material weakness resulted in the fiscal fourth quarter correction of errors relating to our adoption of FIN 48 and the income tax provision for each of the first three quarters of fiscal 2008. Although none of these errors were material, either individually or in the aggregate, management has concluded that the control deficiencies that resulted in these errors constitute a material weakness in our internal control over financial reporting.

Because of the material weakness described above, management concluded that, as of March 31, 2008, we did not maintain effective internal control over financial reporting based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. The effectiveness of our internal control over financial reporting as of March 31, 2008 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also has audited our consolidated financial statements. Ernst & Young’s report on the effectiveness of our internal control over financial reporting appears below.
Changes in Internal Control over Financial Reporting
Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded the additional reconciliation, analysis and review procedures related to our accounting for income taxes that we implemented during the quarter ended March 31, 2008 as part of our plan to address our material weakness in the accounting for income taxes had a material impact on our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and are likely to continue to have a material impact on our internal control over financial reporting in future periods.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of BMC Software, Inc.
We have audited the internal control over financial reporting of BMC Software, Inc. (the “Company”) as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified a material weakness in the operation of the Company’s internal controls over the accounting for income taxes at March 31, 2008. This material weakness resulted in the fiscal fourth quarter correction of errors relating to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109,” effective April 1, 2007 and the Company’s income tax provision for each of the first three quarters of fiscal 2008. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated May 21, 2008 on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of the Company for each of the three years in the period ended March 31, 2008, and our report dated May 21, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
May 21, 2008

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our definitive Proxy Statement in connection with our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008, under the headings “Election of Directors” and “Executive Officers” and is incorporated herein by reference.

ITEM 11.	Executive Compensation
The information required by this item will be set forth in the 2008 Proxy Statement under the headings “Compensation of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the 2008 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	Certain Relationships, Related Transactions and Director Independence
The information required by this item will be set forth in the 2008 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services
The information required by this item will be set forth in the 2008 Proxy Statement under the heading “Fees Paid to Ernst & Young” and is incorporated herein by reference.

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
3. The following Exhibits are filed with this Report or incorporated by reference as set forth below:

Exhibit Number
3.1		—	Restated Certificate of Incorporation of the Company; incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form 8-A filed August 26, 1988.
3.2		—	Certificate of Amendment of Restated Certificate of Incorporation; incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.
3.3		—
Certificate of Amendment of Restated Certificate of Incorporation filed November 30, 1999; incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 (the 2002 10-K).

3.4		—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
3.5		—	Amendment No. 1 to Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on October 25, 2007.
10.1	(a)	—	BMC Software, Inc. 1994 Employee Incentive Plan (as amended and restated); incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A filed July 21, 1997.
10.1	(b)	—
Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995 (the 1995 10-K).

10.1	(c)	—
Amendment to BMC Software, Inc. 1994 Employee Incentive Plan (as amended and restated effective as of August 25, 1997); incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed July 19, 2005.

10.2	(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to the 1995 10-K.
10.2	(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.
10.3		—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

Exhibit Number
10.4	(a)	—	BMC Software, Inc. 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.4	(b)	—	First Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(b) to the 2002 10-K.
10.4	(c)	—	Second Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(c) to the 2002 10-K.
10.4	(d)	—	Form of Stock Option Agreement employed under 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(d) to the 2002 10-K.
10.5	(a)	—	BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.
10.5	(b)	—	First Amendment to BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.
10.5	(c)	—	Form of BMC Software, Inc. 1994 Deferred Compensation Plan Trust Agreement; incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.
10.6	(a)	—	Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.
10.6	(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(b) to the 2002 10-K.
10.6	(c)	—
Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (the 2003 10-K).

10.6	(d)	—
Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(d) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the 2004 10-K).

10.7	(a)	—	Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.7	(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(b) to the 2002 10-K.
10.7	(c)	—	Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(c) to the 2003 10-K.
10.7	(d)	—
Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(d) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 (the 2006 10-K).

10.7	(e)	—	Amendment No. 4 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(e) to the 2006 10-K.
10.7	(f)	—	Amendment No. 5 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(f) to the 2006 10-K.
10.7	(g)	—	Amendment No. 6 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(g) to the 2006 10-K.
10.7	(h)	—	Amendment No. 7 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(g) to the Current Report on Form 8-K filed February 6, 2008.
10.8	(a)	—
BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to the Company’s 2002 Proxy Statement filed with the SEC on Schedule 14A (the 2002 Proxy Statement).

10.8	(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 2003 10-K.

Exhibit Number
10.9	(a)	—	BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Appendix C to the 2002 Proxy Statement.
10.9	(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Exhibit 10.9(b) to the 2003 10-K.
10.10		—
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

10.18		—
Executive Employment Agreement between BMC Software, Inc. and James W. Grant, Jr.; incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

10.20		—
Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K dated June 12, 2006.

10.21		—
Executive Employment Agreement between BMC Software, Inc. and Jae W. Chung; incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.22		—
Executive Employment Agreement between BMC Software, Inc. and William Miller; incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.23		—
Form of Stock Option Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.24		—
Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.25		—
Form of Time-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.26		—	Executive Employment Agreement between BMC Software, Inc. and Dev Ittycheria; incorporated by reference to Exhibit 99.D4 to Amendment No. 2 to the Company’s Schedule TO filed April 11, 2008.

Exhibit Number
*21.1	—	Subsidiaries of the Company.
*23.1	—	Consent of Independent Registered Public Accounting Firm.
*31.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.
*32.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of BMC Software, Inc.
We have audited the accompanying consolidated balance sheets of BMC Software, Inc. (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company adopted, effective April 1, 2006, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” and, effective April 1, 2007, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” respectively.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 21, 2008 expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
May 21, 2008

BMC SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
	(In millions, except per share data)

ASSETS

Current assets:
Cash and cash equivalents	$1,288.3	$883.5
Investments	62.2	412.5
Trade accounts receivable, net	208.0	185.9
Trade finance receivables, net	88.8	130.0
Deferred tax assets	61.7	69.9
Other current assets	93.6	107.7

Total current assets	1,802.6	1,789.5
Property and equipment, net	99.8	88.3
Software development costs, net	113.4	104.1
Long-term investments	124.7	211.1
Long-term trade finance receivables, net	56.4	124.4
Intangible assets, net	46.8	44.3
Goodwill	756.5	670.5
Other long-term assets	345.3	227.8

Total assets	$3,345.5	$3,260.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$43.8	$42.4
Finance payables	4.3	39.0
Accrued liabilities	313.7	283.8
Deferred revenue	926.8	867.7

Total current liabilities	1,288.6	1,232.9
Long-term deferred revenue	852.6	861.3
Other long-term liabilities	209.8	116.7

Total liabilities	2,351.0	2,210.9

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	786.7	679.4
Retained earnings	1,753.1	1,478.0
Accumulated other comprehensive income (loss)	19.7	(9.3)

	2,562.0	2,150.6
Treasury stock, at cost (58.5 and 47.8 shares)	(1,567.5)	(1,101.5)

Total stockholders’ equity	994.5	1,049.1

Total liabilities and stockholders’ equity	$3,345.5	$3,260.0

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2008	2007	2006
	(In millions, except per share data)

Revenue:
License	$647.6	$569.8	$527.0
Maintenance	967.7	918.8	878.8
Professional services	116.3	91.8	92.6

Total revenue	1,731.6	1,580.4	1,498.4

Operating expenses:
Cost of license revenue	100.4	99.4	123.3
Cost of maintenance revenue	168.9	175.1	175.0
Cost of professional services revenue	125.1	95.8	83.5
Selling and marketing expenses	527.4	518.1	501.6
Research and development expenses	209.4	210.7	209.1
General and administrative expenses	209.4	202.8	203.6
Amortization of intangible assets	14.8	26.6	32.8
Severance, exit costs and related charges	14.7	44.6	41.0
In-process research and development	4.0	—	—

Total operating expenses	1,374.1	1,373.1	1,369.9

Operating income	357.5	207.3	128.5

Other income, net:

Interest and other income, net	74.7	86.6	75.8
Interest expense	(1.1)	(1.5)	(1.7)
Gain on sale of investments	3.3	8.2	1.2

Total other income, net	76.9	93.3	75.3

Earnings before income taxes	434.4	300.6	203.8
Provision for income taxes	120.8	84.7	101.8

Net earnings	$313.6	$215.9	$102.0

Basic earnings per share	$1.61	$1.06	$0.47

Diluted earnings per share	$1.57	$1.03	$0.47

Shares used in computing basic earnings per share	194.8	204.2	216.0

Shares used in computing diluted earnings per share	200.0	210.2	218.9

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended March 31, 2008, 2007 and 2006

					Accumulated Other Comprehensive Income (Loss)
						Unrealized	Unrealized
						Gain (Loss)	Gain (Loss)
					Foreign	on Securities	on Derivative
	Common		Additional		Currency	Available for	Instruments,	Treasury	Unearned	Total
	Stock		Paid-in	Retained	Translation	Sale, Net of	Net of	Stock,	Share-Based	Stockholders’
	Shares	Amount	Capital	Earnings	Adjustment	Taxes	Taxes	at Cost	Compensation	Equity
	(In millions)

Balance, March 31, 2005	249.1	$2.5	$571.7	$1,168.3	$(15.5)	$1.0	$(0.4)	$(459.3)	$(6.5)	$1,261.8

Comprehensive income:
Net earnings	—	—	—	102.0	—	—	—	—	—	102.0
Foreign currency translation adjustment	—	—	—	—	(8.8)	—	—	—	—	(8.8)
Unrealized gain on securities available for sale, net of taxes of $0.7	—	—	—	—	—	1.7	—	—	—	1.7
Realized gain on securities available for sale, net of taxes of $0.6	—	—	—	—	—	(0.8)	—	—	—	(0.8)
Unrealized gain on derivative instruments, net of taxes of $1.0	—	—	—	—	—	—	1.8	—	—	1.8
Realized gain on derivative instruments, net of taxes of $0.8	—	—	—	—	—	—	(1.4)	—	—	(1.4)

Total comprehensive income										94.5

Treasury stock purchases	—	—	—	—	—	—	—	(411.0)	—	(411.0)
Shares issued/forfeited for share-based compensation	—	—	10.3	(5.9)	—	—	—	135.0	0.6	140.0
Earned portion of share-based compensation	—	—	—	—	—	—	—	—	3.0	3.0
Tax benefit of share-based compensation	—	—	10.5	—	—	—	—	—	—	10.5

Balance, March 31, 2006	249.1	$2.5	$592.5	$1,264.4	$(24.3)	$1.9	$—	$(735.3)	$(2.9)	$1,098.8

Comprehensive income:
Net earnings	—	—	—	215.9	—	—	—	—	—	215.9
Foreign currency translation adjustment	—	—	—	—	15.5	—	—	—	—	15.5
Unrealized gain on securities available for sale, net of taxes of $1.7	—	—	—	—	—	0.9	—	—	—	0.9
Realized gain on securities available for sale, net of taxes of $1.8	—	—	—	—	—	(3.3)	—	—	—	(3.3)

Total comprehensive income										229.0

Adoption of FAS 123(R)	—	—	(2.9)	—	—	—	—	—	2.9	—
Treasury stock purchases	—	—	—	—	—	—	—	(555.0)	—	(555.0)
Shares issued/forfeited for share-based compensation	—	—	15.0	(2.3)	—	—	—	188.8	—	201.5
Share-based compensation expense	—	—	43.3	—	—	—	—	—	—	43.3
Tax benefit of share-based compensation	—	—	31.5	—	—	—	—	—	—	31.5

Balance, March 31, 2007	249.1	$2.5	$679.4	$1,478.0	$(8.8)	$(0.5)	$—	$(1,101.5)	$—	$1,049.1

Comprehensive income:
Net earnings	—	—	—	313.6	—	—	—	—	—	313.6
Foreign currency translation adjustment	—	—	—	—	31.3	—	—	—	—	31.3
Unrealized gain on securities available for sale, net of taxes of $1.0	—	—	—	—	—	—	—	—	—	—
Realized gain on securities available for sale, net of taxes of $1.4	—	—	—	—	—	(2.3)	—	—	—	(2.3)

Total comprehensive income										342.6

Adoption of FIN 48	—	—	—	(37.1)	—	—	—	—		(37.1)
Treasury stock purchases	—	—	—	—	—	—	—	(579.6)	—	(579.6)
Shares issued/forfeited for share-based compensation	—	—	11.9	(1.4)	—	—	—	113.6	—	124.1
Share-based compensation expense	—	—	69.7	—	—	—	—	—	—	69.7
Tax benefit of share-based compensation	—	—	25.7	—	—	—	—	—	—	25.7

Balance, March 31, 2008	249.1	$2.5	$786.7	$1,753.1	$22.5	$(2.8)	$—	$(1,567.5)	$—	$994.5

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2008	2007	2006
	(In millions)
Cash flows from operating activities:
Net earnings	$313.6	$215.9	$102.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
In-process research and development	4.0	—	—
Depreciation and amortization	152.1	160.8	205.1
Deferred income tax provision (benefit)	(76.2)	22.0	(1.2)
Share-based compensation expense	66.6	41.6	3.0
Other	(3.3)	(8.2)	(1.2)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(21.0)	(11.7)	36.6
Trade accounts payable	(7.3)	(32.4)	36.6
Trade finance receivables	109.1	(49.7)	70.5
Finance payables	(34.6)	(27.4)	45.2
Deferred revenue	48.2	97.7	(14.9)
Other operating assets and liabilities	42.5	11.5	(60.8)

Net cash provided by operating activities	593.7	420.1	420.9

Cash flows from investing activities:
Proceeds from maturities/sales of investments	728.7	961.3	315.9
Purchases of investments	(289.3)	(1,139.0)	(291.8)
Cash paid for acquisitions, net of cash acquired, and other investments	(114.8)	(145.2)	(9.4)
Capitalization of software development costs	(68.2)	(53.5)	(56.7)
Purchases of property and equipment	(38.4)	(33.7)	(24.1)
Other investing activities	3.4	4.2	6.1

Net cash provided by (used in) investing activities	221.4	(405.9)	(60.0)

Cash flows from financing activities:
Treasury stock acquired	(579.6)	(555.0)	(411.0)
Proceeds from stock option exercises and other	124.1	201.6	140.0
Excess tax benefit from share-based compensation	23.9	28.6	—
Payments on capital leases	(6.6)	(6.1)	(7.1)
Proceeds from sale leaseback transaction	—	291.9	—
Repayment of debt acquired	—	(5.0)	—

Net cash used in financing activities	(438.2)	(44.0)	(278.1)

Effect of exchange rate changes on cash and cash equivalents	27.9	7.4	3.0

Net change in cash and cash equivalents	404.8	(22.4)	85.8
Cash and cash equivalents, beginning of year	883.5	905.9	820.1

Cash and cash equivalents, end of year	$1,288.3	$883.5	$905.9

Supplemental disclosure of cash flow information:
Cash paid for interest	$1.1	$1.5	$1.7
Cash paid for income taxes, net of amounts refunded	$62.0	$55.2	$56.0
The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	Summary of Significant Accounting Policies
Nature of Operations
BMC Software, Inc. (the Company or BMC Software) develops software that provides system and service management solutions primarily for large enterprises. BMC Software markets and sells its products in most major world markets directly through its sales force and indirectly through channel partners, including resellers, distributors and systems integrators. The Company also provides maintenance and support for its products and performs software implementation, integration and education services for its customers.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of BMC Software, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses during the reporting period and the disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2008 and 2007, the Company’s cash equivalents were comprised primarily of money market funds and commercial paper. The Company’s cash equivalents are subject to potential credit risk. The Company’s cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.
Investments
Management determines the appropriate classification of investments in debt securities and equity securities that have readily determinable fair values at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. At March 31, 2008 and 2007, the Company’s investments were comprised primarily of debt securities that are classified as available-for-sale and recorded at their fair values, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss). Realized gains and losses are recorded in interest and other income, net, in the consolidated statements of operations. Realized and unrealized gains and losses are calculated using the specific identification method. Investments with remaining maturities of twelve months or less from the balance sheet date are classified as current investments. Investments with remaining maturities of more than twelve months from the balance sheet date are classified as long-term investments.
The Company accounts for investments in equity securities that do not have a readily determinable fair value under the cost method of accounting.
Refer to Note 3 for further information regarding auction rate securities held by the Company at March 31, 2008.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Receivables
In the ordinary course of business, the Company extends credit to its customers. Trade receivables and those finance receivables that the Company has the intent and ability to hold are recorded at their outstanding principal balances, adjusted for interest receivable to date, if applicable, and adjusted by the allowance for doubtful accounts. Interest income on finance receivables is recognized using the effective interest method and is presented as interest and other income, net in the consolidated statements of operations. In estimating the allowance for doubtful accounts, the Company considers the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer-specific information. When the Company ultimately concludes that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of March 31, 2008 and 2007, the allowance for doubtful trade accounts receivable was $2.7 million and $2.3 million, respectively, and the allowance for doubtful trade finance receivables was $0.2 million and $0.2 million, respectively. During fiscal 2008, 2007 and 2006, the provision (recoveries) for bad debts was $0.9 million, $(0.6) million and $(2.0) million, respectively, and the amounts charged against the allowance for doubtful accounts were $0.5 million, $1.1 million and $1.6 million, respectively.
Most of the Company’s finance receivables are transferred to financial institutions. Such transfers are executed on a non-recourse basis through individual transfers, as discussed further in Note 4. Finance receivables to be transferred are recorded at the lower of outstanding principal balance, adjusted for interest receivable to date, or fair value, as determined on an individual receivable basis. As such finance receivables are typically transferred less than three months after origination, the outstanding principal balance typically approximates fair value. Finance receivables to be transferred as of March 31, 2008 and 2007, respectively, have been aggregated with current and long-term finance receivables in the accompanying consolidated balance sheets at those dates.
Long-Lived Assets
Property and Equipment
Property and equipment are stated at cost. Depreciation on property and equipment, with the exception of leasehold improvements, is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated respective useful lives of the assets, which range from three to ten years.
Costs incurred to develop internal-use software during the application development stage are capitalized, stated at cost, and amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred.
Software Development Costs
Costs of software developed internally for licensing to third-parties are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized through the general release of the software products and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized software development costs are amortized on a straight-line basis over the products’ respective estimated economic lives, which are typically three years. The amortization of capitalized software development costs, including amounts accelerated for products that were not expected to generate sufficient future revenue to realize their carrying values, is included in cost of license revenue in the consolidated statements of operations. During fiscal 2008, 2007 and 2006, amounts capitalized were $71.8 million, $55.4 million and $56.7 million, respectively, and amounts amortized were $64.5 million, $64.2 million and $71.1 million, respectively.
Intangible Assets
Intangible assets consist principally of acquired technology, customer relationships and tradenames recorded in connection with the Company’s business combinations. Intangible assets are stated at cost and amortized on a straight-line basis over their respective estimated economic lives ranging from two to five years.
The Company periodically reviews its long-lived assets for impairment. The Company initiates reviews for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations. The Company tests goodwill for impairment in the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. Each of our business segments is considered a reporting unit. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination, which are the reporting units to which the related acquired technology is assigned. The Company then determines the fair value of the reporting units with goodwill using a combination of the income and market approaches on an invested capital basis.
Foreign Currency Translation and Risk Management
The Company operates globally and the functional currency for many of its non-United States subsidiaries is the local currency. Financial statements of these foreign operations are translated into United States dollars using the rates of exchange in effect at the balance sheet dates. Revenue and expenses of these subsidiaries are translated using rates that approximate those in effect during the period. Translation adjustments are included in accumulated other comprehensive income (loss) within stockholders’ equity. The substantial majority of the Company’s revenue derived from customers outside of the United States is billed in local currencies from regional headquarters, which have the United States dollar as the functional currency. Foreign currency transaction gains or losses are included in general and administrative expenses.
To minimize the risk from changes in foreign currency exchange rates, the Company utilizes certain derivative financial instruments. The Company records derivative instruments on its balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss), depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction. The Company classifies cash flows from its qualifying hedging derivative instruments as cash flows from operating activities in the same category as the cash flows from the hedged items.
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

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Professional services revenue, which principally relates to implementation, integration and training services associated with the Company’s products, is derived under both time-and-material and fixed fee arrangements and in most instances is recognized on a proportional performance basis. If no discernable customer deliverable exists until the completion of the professional services, the Company applies the completed performance method and defers the recognition of professional services revenue until completion of the services, which is typically evidenced by a signed completion letter from the customer. Services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification, or customization of the Company’s software products and are not otherwise considered to be essential to the functionality of such products. In arrangements where the professional services do not qualify for separate accounting from the license elements, the combined software license and professional services revenue are recognized based on contract accounting using either the percentage-of-completion or completed-contract method.
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
In the Company’s consolidated statements of operations, revenue is categorized as license, maintenance and professional services revenue. The Company allocates revenue to each of these categories based on the VSOE of fair value for elements in each revenue arrangement and the application of the residual method for arrangements in which the Company has established VSOE of fair value for all undelivered elements. In arrangements where the Company is not able to establish VSOE of fair value for all undelivered elements, the Company first allocates revenue to any undelivered elements for which VSOE of fair value has been established, then allocates revenue to any undelivered elements for which VSOE of fair value has not been established based upon management’s best estimate of fair value of those undelivered elements and applies a residual method to determine the license fee. Management’s best estimate of fair value of undelivered elements for which VSOE of fair value has not been established is based upon the VSOE of similar offerings and other objective criteria.
Cost of License and Maintenance Revenue
Cost of license revenue is primarily comprised of (i) the amortization of capitalized software costs for products developed internally for licensing to third-parties, (ii) amortization of acquired technology for products acquired through business combinations, (iii) license-based royalties to third parties and (iv) production and distribution costs for initial product licenses.
Cost of maintenance revenue is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance and support services to the Company’s customers.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales Commissions
The Company pays commissions to its direct sales force related to revenue transactions under commission plans established annually. The Company defers sales commissions that are directly related to license and maintenance revenue that is deferred. After initial deferral, these commissions are recognized as selling and marketing expenses in the consolidated statements of operations over the terms of the related customer contracts, in proportion to the recognition of the associated revenue. The commission payments, which are typically paid in full in the month following execution of the customer contracts, are a direct and incremental cost of the revenue arrangements. Deferred commissions as of March 31, 2008 and 2007 were $52.9 million and $55.4 million, respectively.
Share-Based Compensation
Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective method. Under this transition method, compensation cost recognized in all periods subsequent to March 31, 2006 includes compensation costs for all share-based payments granted through March 31, 2006, but for which the requisite service period had not been completed as of March 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with SFAS No. 123(R), compensation cost is recognized only for those awards that are expected to vest, whereas, prior to the adoption of SFAS No. 123(R), the Company recognized forfeitures as they occurred. The Company uses the straight-line attribution method to allocate share-based compensation costs over the service period of the award.
Prior to April 1, 2006, the Company accounted for stock option plans using the intrinsic value method under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as permitted by SFAS No. 123, under which no compensation expense was generally recognized by the Company for stock option grants as the exercise price of the Company’s options granted was equal to the quoted market price of the common stock on the date of grant, except in limited circumstances when stock options were exchanged in business combinations. Accordingly, share-based compensation expense related to the Company’s stock options was included as a pro forma disclosure in the notes to the consolidated financial statements and continues to be provided for fiscal 2006.
Recently Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 is effective for the Company beginning in the fourth quarter of fiscal 2009. The Company has not yet determined whether the adoption of SFAS No. 161 will have a material effect on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which changes the accounting for business combinations including: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development, (v) the accounting for acquisition-related restructuring costs, (vi) the treatment of acquisition related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal 2010. The impact of the Company’s adoption of SFAS No. 141(R) on the Company’s financial position or results of operations is dependent upon the nature and terms of business combinations, if any, that the Company may consummate in fiscal 2010 and thereafter.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to choose to measure various financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses be reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the Company beginning in fiscal 2009. The Company does not expect the adoption of this Statement to have a material impact on its financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions. In February 2008, the FASB issued two FASB Staff Positions that remove leasing from the scope of SFAS No. 157, and delay the effective date of SFAS No. 157 to April 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is at least annually). The required provisions of SFAS No. 157 will be applied prospectively beginning April 1, 2008. The Company does not expect the adoption of this Statement to have a material impact on its financial position, results of operations or cash flows.
(2)	Business Combinations
Fiscal 2008 Acquisitions
During fiscal 2008, the Company acquired all of the issued and outstanding capital stock of ProactiveNet, Inc., RealOps, Inc. and Emprisa Networks, Inc. in June 2007, July 2007 and October 2007, respectively, for total cash consideration of $117.4 million including direct acquisition costs. The results of operations of these businesses have been included in the Company’s consolidated financial statements since the dates of the respective acquisitions. In connection with these acquisitions, the Company recorded intangible assets consisting of $29.4 million of acquired technology and $9.8 million of customer relationships, with weighted-average economic lives of approximately three and five years, respectively, and wrote-off $4.0 million of in-process research and development costs as of the respective acquisition dates. Additionally, the Company assumed $12.8 million of other assets, net of liabilities acquired, in connection with these acquisitions. These acquisitions resulted in a total of $61.4 million of goodwill that was assigned to the Enterprise Service Management segment, of which $12.6 million is expected to be deductible for tax purposes.
Fiscal 2007 Acquisition
In May 2006, the Company acquired all of the outstanding shares of Identify Software Ltd. (Identify Software), a global provider of application problem resolution software, for total cash consideration of $150.6 million including direct acquisition costs. Identify Software’s operating results have been included in the Company’s consolidated financial statements since the acquisition date as part of the Enterprise Service Management segment. This acquisition provides solutions that optimize application development organizations through the automation of testing, support and maintenance processes and enable dramatic increases in development output. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of certain assets of Identify Software. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

May 10,
2006
(In millions)
Current assets	$13.8
Property and equipment	0.9
Other intangible assets	12.7
Acquired technology	26.2
Goodwill	96.5
Other assets	15.4

Total assets acquired	165.5

Liabilities assumed	(14.9)

Net assets acquired	$150.6

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired identifiable intangible assets include $26.2 million of acquired technology and $12.7 million of customer relationships, trademarks and tradenames, with a weighted average economic life of three years.
The goodwill recorded was assigned to the Enterprise Service Management segment and a majority of such goodwill is expected to be deductible for tax purposes. Factors that contributed to a purchase price that resulted in goodwill include, but were not limited to, the retention of research and development personnel with the skills to develop future versions of acquired technology, support personnel to provide the maintenance services related to the products and a trained sales force capable of selling current and future versions of acquired products, the opportunity to cross-sell Identify Software and BMC Software products to existing customers and the positive reputation that Identify Software has in the market.
(3)	Financial Instruments
Investments
The following tables summarize the composition of the Company’s investments in debt securities and equity securities that have readily determinable fair values, all of which were classified as available-for-sale, at March 31, 2008 and 2007:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
March 31, 2008
Maturities within 1 year:
Municipal bonds	$8.1	$0.1	$—	$8.2
Agency bonds	20.0	0.2	—	20.2
Corporate bonds	13.7	—	—	13.7
Foreign debt securities	10.0	—	—	10.0
Treasuries	10.0	0.1	—	10.1

Total maturities within 1 year	$61.8	$0.4	$—	$62.2

Maturities from 1-5 years:
Municipal bonds	$5.5	$—	$(0.1)	$5.4
Agency bonds	5.0	0.1	—	5.1
Corporate bonds	5.4	—	(0.2)	5.2
Treasuries	20.2	1.3	—	21.5

Total maturities from 1-5 years	$36.1	$1.4	$(0.3)	$37.2

Maturities from 10 years and thereafter:
Auction rate securities	$72.2	$—	$(3.3)	$68.9
Mutual funds and other	19.3	0.5	(1.2)	18.6

Total maturities from 10 years and thereafter	$91.5	$0.5	$(4.5)	$87.5

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In millions)
March 31, 2007
Maturities within 1 year:
Municipal bonds	$16.7	$—	$(0.1)	$16.6
Auction rate securities	42.9	—	—	42.9
Agency bonds	19.9	—	(0.3)	19.6
Corporate bonds	43.4	—	(0.2)	43.2
Foreign debt securities	8.1	—	—	8.1
Commercial paper	272.1	—	—	272.1
Treasuries	10.0	—	—	10.0

Total maturities within 1 year	$413.1	$—	$(0.6)	$412.5

Maturities from 1-5 years:
Municipal bonds	$13.8	$—	$(0.3)	$13.5
Agency bonds	34.3	0.6	(0.7)	34.2
Corporate bonds	92.5	1.7	(2.1)	92.1
Foreign debt securities	9.9	0.1	(0.2)	9.8
Treasuries	40.0	0.1	—	40.1

Total maturities from 1-5 years	$190.5	$2.5	$(3.3)	$189.7

Maturities from 10 years and thereafter:
Mutual funds and other	$19.8	$1.9	$(0.3)	$21.4

Unrealized losses on investments at March 31, 2008 by investment category and length of time the investment has been in a continuous unrealized loss position was as follows:

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In millions)

Auction rate securities	$68.9	$(3.3)	$—	$—	$68.9	$(3.3)
Municipal bonds	—	—	5.4	(0.1)	5.4	(0.1)
Corporate bonds	5.2	(0.2)	—	—	5.2	(0.2)
Mutual funds and other	9.1	(1.2)	—	—	9.1	(1.2)

	$83.2	$(4.7)	$5.4	$(0.1)	$88.6	$(4.8)

As of March 31, 2008, the Company held auction rate securities with a par value of $72.2 million and an estimated fair value of $68.9 million. Auction rate securities are long-term debt instruments with interest rates that reset through periodic short term auctions. If there are insufficient buyers, then the auction “fails” and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. A failed auction limits liquidity for holders until there is a successful auction, until such time as another market for auction rate securities develops, until the debt instrument is redeemed and refinanced by the issuer or until the final stated maturity of the issue. Auction rate securities are generally callable at any time by the issuer. Scheduled auctions continue to be held until the auction rate security matures or until it is called. During the timeframe beginning in February 2008 through March 31, 2008, and through May 20, 2008, the majority of auction rate securities in the marketplace, including auction rate securities that the Company held in its portfolio, failed auction due to sell orders exceeding buy orders. The Company’s auction rate securities

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the US Department of Education’s Federal Family Education Loan Program. These bonds are currently rated AAA by Moody’s and Standard and Poor’s. The Company does not believe that any of the underlying issuers of its auction rate securities are presently at risk or that the underlying credit quality of the assets backing the Company’s auction rate security investments has been impacted by the reduced liquidity of these investments. Based on internally developed probability-weighted cash flow models, the Company estimated the fair value of these auction rate securities to be $68.9 million at March 31, 2008 and has recorded an unrealized loss of $3.3 million in other comprehensive income, reflecting the decline in the estimated fair value of these securities. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, the Company has classified these securities as long-term investments at March 31, 2008.
The Company has reviewed its gross unrealized loss positions at March 31, 2008, which were primarily attributable to changes in market interest rates and, for its auction rate securities, the failed auctions due to sell orders exceeding buy orders, and believes that such loss positions are temporary. In making this determination, the Company primarily considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and the Company’s ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value.
Proceeds from the sale of available-for-sale securities, gross realized gains and gross realized losses were as follows:

	Year Ended March 31,
	2008	2007	2006
	(In millions)
Proceeds from sales	$207.5	$112.0	$38.8
Gross realized gains	4.8	6.1	1.4
Gross realized losses	(1.2)	(1.0)	(0.1)
Derivative Financial Instruments
The Company primarily uses forward exchange contracts to manage its foreign currency exchange risk. Forward exchange contracts are used to offset its exposure to certain foreign currency denominated assets and liabilities. The terms of these forward exchange contracts are generally one month or less and are entered into at the prevailing market rate at the end of each month. These forward exchange contracts are not designated as hedges, and therefore, the changes in the fair values of these derivatives are recognized currently in earnings and are reported in general and administrative expenses as a component of operating expenses, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities. The fair value associated with these forward exchange contracts at March 31, 2008 and 2007 was not material. General and administrative expenses during fiscal 2008, 2007 and 2006 included $(0.5) million, $(2.7) million and $0.8 million, respectively, related to unhedged foreign exchange exposures and derivative financial instruments.
During fiscal 2008 and 2007, forward exchange contracts were used by the Company to hedge the fair value of certain available-for-sale debt securities. These derivatives were designated at inception as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the Company regularly assessed the effectiveness of these designated fair value hedges. During fiscal 2008 and 2007, hedge ineffectiveness and amounts excluded in the assessment of hedge effectiveness were immaterial. Changes in the fair value of these derivatives were recognized in earnings and reported in interest and other income, net. All of these foreign exchange contracts were fully settled in fiscal 2008. During fiscal 2007, interest and other income, net included $2.4 million related to unhedged foreign exchange exposures and derivative financial instruments.
The Company is exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, the Company diversifies this risk across several counterparties and utilizes netting agreements to mitigate the counterparty credit risk.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4)	Trade Finance Receivables
In the ordinary course of business, the Company extends credit to its customers. Interest income on finance receivables is recognized using the effective interest method and is recorded as interest and other income, net in the consolidated statements of operations. Interest income on these financed receivables was $11.3 million, $13.7 million and $18.1 million in fiscal 2008, 2007 and 2006, respectively.
A substantial portion of the trade finance receivables entered into by the Company are transferred to financial institutions on a non-recourse basis through individual transfers. The Company utilizes wholly-owned finance subsidiaries in these finance receivables transfers. These entities are consolidated into the Company’s financial position and results of operations. The Company accounts for such transfers under the provisions of Emerging Issues Task Force Consensus No. 88-18, “Sales of Future Revenues,” or SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During fiscal 2008, 2007 and 2006, the Company transferred finance receivables of $267.5 million, $174.2 million and $160.9 million, respectively, which approximated fair value, to financial institutions on a non-recourse basis.
(5)	Property and Equipment
The following is a summary of property and equipment as of March 31, 2008 and 2007:

	March 31,
	2008	2007
	(In millions)
Computers, software, furniture and equipment	$437.9	$411.7
Leasehold improvements	45.5	43.5
Projects in progress	24.1	5.8

	507.5	461.0
Less accumulated depreciation and amortization	(407.7)	(372.7)

Property and equipment, net	$99.8	$88.3

Property and equipment includes computer equipment procured by the Company under capital lease arrangements with net book values of $11.5 million and $8.7 million (net of $14.3 million and $12.6 million in accumulated depreciation) at March 31, 2008 and 2007, respectively. Depreciation of capital lease equipment is included in depreciation expense.
Depreciation expense recorded during fiscal 2008, 2007 and 2006 was $45.8 million, $44.8 million and $57.9 million, respectively.
(6)	Intangible Assets and Goodwill
The following is a summary of intangible assets as of March 31, 2008 and 2007:

	As of March 31,
	2008		2007
	Gross		Gross
	Carrying	Net Book	Carrying	Net Book
	Amount	Value	Amount	Value
	(In millions)
Acquired technology	$408.0	$33.2	$369.2	$26.8
Customer relationships	132.0	13.5	119.7	16.7
Tradenames and trademarks	28.5	0.1	28.3	0.8

Total intangible assets	$568.5	$46.8	$517.2	$44.3

Amortization of acquired technology totaling $27.6 million, $25.4 million and $44.4 million was included in cost of license revenue in the consolidated statements of operations for fiscal 2008, 2007 and 2006, respectively. Amortization of other intangible assets is included in the separate caption “amortization of intangible assets” in the consolidated statements of operations.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future amortization expense associated with the Company’s intangible assets existing as of March 31, 2008 is expected to be as follows:

Year
Ending
March 31,
(In millions)
2009	$25.9
2010	13.5
2011	5.1
2012	1.9
2013	0.4
The following table summarizes goodwill activity and ending goodwill balances for each of the three years ended March 31, 2008, by operating segment:

	Enterprise	Mainframe
	Service	Service	Professional
	Management	Management	Services	Total
	(In millions)
Balance as of March 31, 2006	$489.4	$72.0	$—	$561.4
Goodwill acquired during the year	96.5	—	—	96.5
Effect of exchange rate changes	12.6	—	—	12.6

Balance as of March 31, 2007	$598.5	$72.0	$—	$670.5

Goodwill acquired during the year	$61.4	$—	$—	$61.4
Effect of exchange rate changes	24.6	—	—	24.6

Balance as of March 31, 2008	$684.5	$72.0	$—	$756.5

(7)	Deferred Revenue
Deferred revenue is comprised of deferred maintenance, license and professional services revenue. Deferred maintenance revenue is not recorded on arrangements with trade payment terms until the related maintenance fees have been collected. The following were the components of deferred revenue as of March 31, 2008 and 2007:

	March 31,
	2008	2007
	(In millions)
Current:
Maintenance	$640.7	$610.6
License	264.2	239.0
Professional services	21.9	18.1

Total current deferred revenue	926.8	867.7

Long-term:
Maintenance	560.9	591.8
License	291.2	265.4
Professional services	0.5	4.1

Total long-term deferred revenue	852.6	861.3

Total deferred revenue	$1,779.4	$1,729.0

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8)	Income Taxes
The income tax provision for fiscal 2008, 2007 and 2006 consists of the following:

	Year Ended March 31,
	2008	2007	2006
	(In millions)
Current:
Federal	$156.3	$19.6	$61.6
State	10.1	2.0	1.3
Foreign	30.6	41.1	40.1

Total current	197.0	62.7	103.0

Deferred:
Federal	(65.0)	24.3	(6.0)
State	(7.3)	1.6	0.1
Foreign	(3.9)	(3.9)	4.7

Total deferred	(76.2)	22.0	(1.2)

Income tax provision	$120.8	$84.7	$101.8

The foreign income tax provision was based on foreign pre-tax earnings of $170.4 million, $120.3 million and $272.6 million for fiscal 2008, 2007 and 2006, respectively. The federal income tax provision includes the United States tax effects of certain foreign entities that were treated as a branch of the United States entity for tax purposes and therefore their earnings were included in the United States consolidated income tax return.
The following is a reconciliation of income tax computed at the United States federal statutory rate of 35% to reported income tax expense for fiscal 2008, 2007 and 2006 (dollars in millions):

	Year Ended March 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Expense computed at United States statutory rate	$152.0	35.0%	$105.2	35.0%	$71.3	35.0%
Effect of foreign rate differentials	(27.6)	(6.4)%	(18.3)	(6.1)%	0.3	0.1%
Extraterritorial income and production activities deductions	(25.5)	(5.8)%	(6.2)	(2.1)%	(1.1)	(0.5)%
State income taxes, net of federal benefit	1.8	0.4%	3.6	1.2%	0.8	0.4%
Repatriation of foreign earnings under the American Jobs Creation Act	—	—	—	—	35.5	17.4%
In-process research and development	1.4	0.3%	—	—	—	—
Other, net	18.7	4.3%	0.4	0.2%	(5.0)	(2.5)%

	$120.8	27.8%	$84.7	28.2%	$101.8	49.9%

During fiscal 2006, the Company repatriated certain foreign earnings that were subject to a special one-time deduction of 85% of the repatriated earnings. Federal and state tax expense of $35.5 million associated with this repatriation was recorded during fiscal 2006.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the related amounts recognized for income tax purposes. The following were the significant components of deferred tax assets and liabilities as of March 31, 2008 and 2007:

	March 31,
	2008	2007
	(In millions)
Deferred tax assets:
Acquired research and development	$72.1	$91.5
Deferred revenue	57.4	48.3
Tax credit carryforwards	66.4	30.8
Net operating loss carryforwards	56.3	32.5
Compensation plans	36.4	21.0
Property & equipment, net	13.9	5.2
Other	74.4	36.7

Total gross deferred tax asset	376.9	266.0
Valuation allowance	(31.5)	(15.2)

Total deferred tax asset	345.4	250.8

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liabilities:
Software development costs	(40.8)	(39.3)
Other	(31.4)	(22.9)

Total deferred tax liability	(72.2)	(62.2)

Net deferred tax asset	$273.2	$188.6

As reported:
Deferred tax assets	$61.7	$69.9

Other long-term assets	$232.4	$132.4

Accrued liabilities	$(5.2)	$(2.8)

Other long-term liabilities	$(15.7)	$(10.9)

In evaluating the Company’s ability to realize its deferred tax assets, the Company considers all available evidence, both positive and negative, including its past operating results, reversals of existing temporary differences, tax planning strategies and forecasts of future taxable income. In considering these sources of taxable income, the Company must make certain assumptions and judgments that are based on the plans and estimates used to manage its underlying business. Changes in the Company’s assumptions, plans and estimates may materially impact income tax expense.
The Company maintains a valuation allowance against certain tax credits and net operating losses that it does not believe are more likely than not to be utilized in the future. The valuation allowance increased by $16.3 million, $8.5 million and $1.3 million during fiscal 2008, 2007 and 2006, respectively. These tax credits and net operating losses have arisen from various acquisitions as well as from net operating losses generated in certain state and foreign jurisdictions.
As of March 31, 2008, the Company has foreign tax credit carryforwards of $60.7 million that will expire between 2013 and 2017 and research and development tax credit carryforwards of $3.8 million that will expire in 2020 and 2021. The Company has federal net operating loss carryforwards of $83.6 million, state net operating loss carryforwards of $90.3 million and foreign net operating losses of $64.2 million, which expire between 2009 and 2027.
Aggregate unremitted earnings of certain foreign subsidiaries for which United States federal income taxes have not been provided are $121.6 million at March 31, 2008. Deferred income taxes have not been provided on these earnings because the Company considers them to be indefinitely re-invested. If these earnings were repatriated to the United States or they were no longer determined to be indefinitely re-invested, the Company would have to record a deferred tax liability for these earnings of approximately $38.7 million, assuming full utilization of the foreign tax credits associated with these earnings.
The Company carries out its business operations through legal entities in the United States and multiple foreign jurisdictions. These jurisdictions require that the Company file corporate income tax returns that are subject to United States, state and foreign tax laws. The Company is subject to routine corporate income tax audits in these multiple jurisdictions.
The Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) on April 1, 2007. The cumulative effect of adopting FIN 48 was recorded as of April 1, 2007 as a decrease to retained earnings of $37.1 million. The total amount of unrecognized tax benefits as of April 1, 2007 was $82.2 million, of which $62.6 million would impact the Company’s effective tax rate if recognized. The total amount of unrecognized tax benefits at March 31, 2008 was $111.6 million, of which $70.0 million would impact the Company’s effective tax rate if recognized. The Company does not anticipate any significant changes in the total amount of unrecognized tax benefits to occur within the next twelve months.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity related to the Company’s unrecognized tax benefits during fiscal 2008:

Upon adoption of FIN 48 as of April 1, 2007	$82.2
Increases related to current year tax positions	8.5
Increases related to prior year tax positions	31.8
Decreases related to settlements with taxing authorities	(10.2)
Decreases related to lapses of statutes of limitations	(0.7)

Balance as of March 31, 2008	$111.6

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The Company recognized $10.1 million of interest and penalties during fiscal 2008. The total amount of accrued interest and penalties related to uncertain tax positions was $16.9 million and $27.0 million at April 1, 2007 and March 31, 2008, respectively.
The Company has finalized all outstanding issues associated with Internal Revenue Service (IRS) examinations of the Company’s United States federal income tax returns through fiscal 2003. The IRS has completed its examination of the Company’s United States federal income tax returns for fiscal 2004 and 2005 and issued its Revenue Agent Report (RAR) in September 2007. The Company filed a protest letter contesting certain adjustments included in the RAR and began settlement discussions with the IRS in March 2008. The IRS also commenced an examination of the Company’s federal income tax returns for the tax years ended March 31, 2006 and 2007 which remains in progress. In addition, open tax years related to state and foreign jurisdictions remain subject to examination.
(9)	Share-Based Compensation
The Company has various share-based compensation plans that authorize, among other types of awards, (i) the discretionary granting of stock options to employees and non-employee board members to purchase shares of the Company’s common stock, and (ii) the discretionary issuance of nonvested common stock directly in the form of time and performance-based restricted stock awards. The discretionary issuance of share-based awards granted by the Company generally contain vesting provisions ranging from one to four years, and with respect to stock options granted by the Company, have a term of not more than ten years from the date of grant. Prior to fiscal 2007, the Company typically granted options that vested quarterly over a four year period and had a term of ten years. Beginning in fiscal 2007, the Company commenced the granting of options that generally vest monthly over four years and have a term of six years. Options granted to non-employee board members generally have ten year terms and become fully vested within one year from the date of grant.
The Company granted 5.1 million, 3.0 million and 6.1 million stock options, and 0.8 million, 1.5 million and 0.1 million shares of nonvested stock during fiscal 2008, 2007 and 2006, respectively. There were no significant modifications made to any share-based grants during these periods. As of March 31, 2008, there were 24.4 million shares available for grant under the Company’s share-based compensation plans. However, to the extent that the Company issues restricted shares from the 2007 and 1994 plans, the plans require the Company to count each restricted share as 2.25 shares and 2.0 shares, respectively.
Prior to adopting SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires that the benefits of tax deductions in excess of recognized compensation expense be reported as a financial cash inflow, rather than as an operating cash inflow. As the Company elected to use the alternative transition election described in FASB Staff Position No. 123(R)-3, “Transition Election Related to the Accounting for Tax Effects of Share-Based Payment Awards,” all tax benefits realized related to tax deductible awards which were fully vested as of April 1, 2006 were recognized as excess tax benefits for statement of cash flow presentation purposes.
The Company also sponsors an employee stock purchase plan that permits eligible employees to acquire shares of the Company’s stock at a 15% discount to the lower of the market price of the Company’s common stock at the beginning or end of six-month offering periods.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-based compensation costs are based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and on the first day of the offering period for the employee stock purchase plan. Nonvested stock fair values equal their intrinsic value on the date of grant. The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows.
In connection with its adoption of SFAS No. 123(R), the Company evaluated the assumptions used in the Black-Scholes model and, in connection therewith, changed its methodology for computing expected volatility and expected term. The calculation of expected volatility was changed from being based solely on historical volatility to a combination of both historical volatility and implied volatility derived from traded options on the Company’s stock in the marketplace. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility. The expected term was previously calculated based on an analysis of historical exercises of stock options. For options granted subsequent to the adoption of SFAS No. 123(R), the expected term of options granted has been derived from the simplified method allowed by SEC Staff Accounting Bulletin No. 107 due to changes in vesting terms and contractual lives of current options compared to the Company’s historical grants. The Company continues to base the estimate of the risk-free interest rate on the United States Treasury zero-coupon yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends; accordingly, the Company has assumed a 0% dividend yield.
Under SFAS No. 123(R), the Company is required to estimate potential forfeitures of share-based awards and adjust compensation cost recorded accordingly. The estimate of forfeitures are adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and thus impact the amount of stock compensation expense to be recognized in future periods. There were no significant changes in estimated forfeitures in fiscal 2008 or 2007 as compared to estimates when the related expenses were originally recorded.
The fair value of share-based payments was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended March 31,
	2008	2007	2006
Expected volatility	30%	34%	53%
Risk-free interest rate %	4.9%	4.9%	4.1%
Expected term (in years)	4	4	5
Dividend yield	—	—	—
A summary of the Company’s stock compensation activity for fiscal 2008 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Stock Options	Shares	Price	Term	Intrinsic Value
	(In millions)		(In years)	(In millions)
Outstanding at March 31, 2007	21.4	$21	6	$232.1
Granted	5.1	32
Exercised	(6.4)	18
Cancelled or expired	(1.3)	29

Outstanding at March 31, 2008	18.8	$25	5	$164.0

Vested at March 31, 2008 and expected to vest	17.2	$25	5	$154.9

Exercisable at March 31, 2008	11.7	$24	4	$126.0

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted-	Weighted-
		Average	Average
		Grant Date	Remaining
Nonvested Stock	Shares	Fair Value	Vesting Term
	(In millions)		(In years)
Outstanding at March 31, 2007	1.5	$22	2
Granted	0.8
Vested	—
Cancelled or expired	(0.1)

Outstanding at March 31, 2008	2.2	$26	2

Included in the table above were 0.2 million performance-based nonvested stock awards the Company granted in fiscal 2008 to selected executives and other key employees. The awards, whose vesting was contingent upon meeting certain profitability targets for fiscal 2009 and 2010, were valued based on the fair value of the Company’s stock on the date of grant.
The following summarizes the Company’s weighted average fair value at the date of grant:

	Year Ended March 31,
	2008	2007	2006
Per grant of stock options	$10	$8	$10
Per grant of nonvested stock	$32	$22	$20
The following summarizes the Company’s share-based payment and stock option values:

	Year Ended March 31,
	2008	2007	2006
Intrinsic value of stock options exercised (millions)	$93.6	$106.4	$41.6
Intrinsic value of nonvested stock that vested (millions)	$1.7	$1.3	$1.5
Grant date fair value of nonvested stock that vested	$19	$17	$16
The following is a summary of the Company’s outstanding options as of March 31, 2008 (shares in millions):

	Outstanding Options			Exercisable Options
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of Exercise Prices	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$2.29 - 15.48	2.7	$15	5	2.4	$14
$15.74 - 17.52	2.3	17	5	2.1	17
$17.70 - 19.75	1.5	19	4	1.3	19
$19.82 - 19.93	2.0	20	7	1.0	20
$20.06 - 21.78	2.8	21	4	1.6	21
$21.78 - 31.69	1.4	28	6	0.7	27
$32.15 - 32.15	4.1	32	5	0.8	32
$32.33 - 70.15	2.0	43	2	1.8	45
The Company had approximately $77.2 million of total unrecognized compensation costs related to stock options and nonvested stock at March 31, 2008 that is expected to be recognized over a weighted-average period of 2 years. Approximately $3.7 million and $1.9 million of share-based compensation costs were capitalized as software development costs during fiscal 2008 and 2007, respectively.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company received cash of $115.7 million and $193.5 million for the exercise of stock options during fiscal 2008 and 2007, respectively. Cash was not used to settle any equity instruments previously granted. The Company issues shares from treasury stock upon the exercise of stock options and at the grant date for nonvested stock.
The following table summarizes share-based compensation cost as recognized in the Company’s consolidated statements of operations:

	Year Ended March 31,
	2008	2007
	(In millions)
Cost of license revenue	$0.8	$0.2
Cost of maintenance revenue	8.3	5.2
Cost of professional services revenue	1.1	1.0
Selling and marketing expenses	21.9	14.4
Research and development expenses	10.4	7.6
General and administrative expenses	24.1	13.2

Total share-based compensation	66.6	41.6
Income tax benefit	(22.6)	(12.8)

Total share-based compensation after taxes	$44.0	$28.8

The following table serves to illustrate the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based awards during fiscal 2006 (in millions, except per-share amounts). For purposes of this pro forma disclosure, the fair value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods:

Year Ended
March 31,
2006

Net income — as reported	$102.0
Total share-based compensation cost, net of related tax effects included in the determination of net income as reported	2.0

The share-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(37.4)

Pro forma net income	$66.6

Net income per share:
Basic — as reported	$0.47
Basic — pro forma	$0.31

Diluted — as reported	$0.47
Diluted — pro forma	$0.30
(10)	Retirement Plans
The Company sponsors a 401(k) plan that is available to substantially all United States employees. Employee participants may contribute up to 35% of their annual compensation into the 401(k) plan, subject to annual IRS limitations. For each of the last three calendar plan years, the Company approved matching contributions, which are subject to vesting requirements, to match each employee’s contributions up to a maximum of $4,000 per employee. The costs of the Company’s matching contributions amounted to $6.4 million, $11.1 million and $9.1 million during fiscal 2008, 2007 and 2006, respectively. Effective January 1, 2008 the Company increased its’ matching contribution to the greater of 5% of their annual contribution or all of their contributions up to a maximum of $5,000. This maximum of $5,000 will be reduced to $4,000 in 2009, $3,000 in 2010 and $2,000 in 2011. All employees are 100% vested upon reaching two years of service from date of hire.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company also sponsors a non-qualified deferred compensation plan for certain eligible employees. As of March 31, 2008 and 2007, $18.7 million and $21.4 million, respectively, is included in long-term investments, with a corresponding amount included in accrued liabilities, related to obligations under this plan. Employees participating in this plan receive distributions of their respective balances based on predetermined payout schedules or other events, as defined by the plan.
(11)	Stockholders’ Equity
Earnings Per Share
In calculating earnings per share (EPS), net earnings is divided by the weighted average number of common shares outstanding for the period. For diluted EPS, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock is reflected in the weighted average number of common shares. The treasury stock method is used whereby the outstanding stock options and unearned nonvested stock are considered potential common shares. During fiscal 2008, 2007 and 2006, the treasury stock method effect of 6.0 million, 5.4 million and 13.5 million weighted options, respectively, has been excluded from the calculation of diluted EPS as it is anti-dilutive. The following table summarizes the basic and diluted EPS computations:

	Year Ended March 31,
	2008	2007	2006
	(In millions, except per share amounts)
Basic earnings per share:
Net earnings	$313.6	$215.9	$102.0

Weighted average number of common shares	194.8	204.2	216.0

Basic earnings per share	$1.61	$1.06	$0.47

Diluted earnings per share:
Net earnings	$313.6	$215.9	$102.0

Weighted average number of common shares	194.8	204.2	216.0
Incremental shares from assumed conversions of stock options and other dilutive securities	5.2	6.0	2.9

Adjusted weighted average number of common shares	200.0	210.2	218.9

Diluted earnings per share	$1.57	$1.03	$0.47

Treasury Stock
The Company’s Board of Directors had previously authorized a total of $2.0 billion to repurchase common stock. In July 2007, the Company’s Board of Directors authorized an additional $1.0 billion to repurchase common stock. During fiscal 2008, 2007 and 2006, 18.2 million, 20.7 million and 20.5 million shares, respectively, were purchased for $579.6 million, $555.0 million, and $411.0 million, respectively, under these authorizations. As of March 31, 2008, there was approximately $674.9 million remaining in this stock repurchase program, which does not have an expiration date.
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

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Lease Commitments
The Company leases office space and equipment under various non-cancelable operating leases. Rent expense is recognized on a straight-line basis over the respective lease terms and amounted to $51.6 million, $49.9 million and $43.4 million during fiscal 2008, 2007 and 2006, respectively.
In fiscal 2007, the Company sold its headquarters campus and three surrounding undeveloped land parcels located in Houston, Texas for approximately $291.9 million in cash, net of closing costs. In connection with the sale of the buildings, the Company entered into a 15 year lease agreement for the occupied space with the option to terminate the lease in nine years and options to renew the lease for up to an additional 20 years at market rates. Accordingly, the Company deferred and is amortizing the gain of approximately $24.2 million as a reduction to rent expense on a straight-line basis over the lease term. The net book value of assets of approximately $254.6 million of land and property was removed from the balance sheet. The lease agreement includes five scheduled rent increases over its term. Rent expense is being recognized on a straight-line basis over the lease term.
The following table summarizes future minimum lease payments to be made under non-cancelable operating leases and minimum sublease payments to be received under non-cancelable subleases as of March 31, 2008:

Year Ending
March 31,
(In millions)
2009	$56.1
2010	39.6
2011	28.7
2012	22.3
2013	15.6
2014 and thereafter	29.7

Total minimum lease payments	192.0
Total minimum sublease payments	(8.6)

Total net minimum lease payments	$183.4

The Company has procured certain equipment under non-cancelable capital lease arrangements. The current and long-term portions of these capital lease obligations, which are included in accrued liabilities and other long-term liabilities, respectively, in the Company’s consolidated balance sheets, were $5.8 million and $6.3 million, respectively, at March 31, 2008, and $5.7 million and $3.3 million, respectively, at March 31, 2007. As of March 31, 2008, future minimum payments to be made under these capital leases include $6.3 million, $2.8 million, $2.6 million and $1.4 million in fiscal 2009, 2010, 2011 and 2012, respectively.
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
In June 2006, in response to a filing by the Company seeking clarification as to whether a tax applies to the remittance of software payments from its Brazilian operations, a lower level Brazilian court denied the Company’s request for a preliminary injunction and issued an unfavorable decision. The Company is appealing this initial decision. In February 2007, a law was enacted that clarified that this particular tax did not apply to the remittance of software payments, retroactive to January 1, 2006. The Company continues to pursue a favorable resolution on this matter for years prior to January 1, 2006, and believes it will ultimately prevail based on the merits of the position. However, the Company cannot predict the timing and ultimate outcome of this matter.
The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
(13)	Segment Reporting
The Company is organized into two software business segments, Enterprise Service Management (ESM) and Mainframe Service Management (MSM). In addition to these software business segments, Professional Services (PS) is also a separate segment. The Company’s President and CEO, who is its chief operating decision maker, principally reviews the results of the Company’s software business by these segments.
The ESM segment derives its revenue from systems performance and availability management, service, change and asset management solutions, identity management, IT process automation and change and configuration management. Our core BSM products are included in this segment. The MSM segment derives its revenue from products for mainframe database management, monitoring and automation, enterprise scheduling and output management solutions. The PS segment derives its revenue from consulting, implementation, integration and educational services related to the Company’s software products.
For each of the Company’s segments, performance is measured on contribution margin, reflecting only the direct controllable research and development, selling and marketing, general and administrative and professional services expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of capitalization and amortization of software development costs, certain general and administrative expenses, certain selling and marketing expenses, share-based compensation expenses, amortization of acquired technology and intangibles, one-time charges, other income, net, and income taxes. Additionally, consistent with how management reviews operations, the costs associated with severance and exit activities described in Note 14 are not included in segment contribution margin and are included in indirect expenses. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Assets and liabilities are reviewed at the consolidated level by management and are not accounted for by segment.
The following table summarizes segment performance for fiscal 2008, 2007 and 2006:

	Software
	Enterprise	Mainframe
	Service	Service	Professional
Year Ended March 31, 2008	Management	Management	Services	Consolidated
	(In millions)
Revenue:
License	$350.5	$297.1	$—	$647.6
Maintenance	517.4	450.3	—	967.7
Professional services	—	—	116.3	116.3

Total revenue	867.9	747.4	116.3	1,731.6
Direct segment expenses	254.5	204.1	125.1	583.7

Segment contribution margin (loss)	$613.4	$543.3	$(8.8)	1,147.9

Indirect expenses				790.4
Other income, net				76.9

Consolidated earnings before income taxes				$434.4

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Software
	Enterprise	Mainframe
	Service	Service	Professional
Year Ended March 31, 2007	Management	Management	Services	Consolidated
	(In millions)
Revenue:
License	$330.1	$239.7	$—	$569.8
Maintenance	478.1	440.7	—	918.8
Professional services	—	—	91.8	91.8

Total revenue	808.2	680.4	91.8	1,580.4
Direct segment expenses	271.6	190.6	95.8	558.0

Segment contribution margin (loss)	$536.6	$489.8	$(4.0)	1,022.4

Indirect expenses				815.1
Other income, net				93.3

Consolidated earnings before income taxes				$300.6

	Software
	Enterprise	Mainframe
	Service	Service	Professional
Year Ended March 31, 2006	Management	Management	Services	Consolidated
	(In millions)
Revenue:
License	$284.6	$242.4	$—	$527.0
Maintenance	449.9	428.9	—	878.8
Professional services	—	—	92.6	92.6

Total revenue	734.5	671.3	92.6	1,498.4
Direct segment expenses	280.9	199.3	83.5	563.7

Segment contribution margin	$453.6	$472.0	$9.1	$934.7

Indirect expenses				806.2
Other income, net				75.3

Consolidated earnings before income taxes				$203.8

Revenue from external customers and long-lived assets (excluding financial instruments and deferred tax assets) attributed to the United States, the Company’s corporate headquarters, and all other countries are as follows:

	Year Ended March 31,
	2008	2007	2006
	(In millions)
Revenue:
United States	$878.8	$823.5	$794.4
International	852.8	756.9	704.0

	$1,731.6	$1,580.4	$1,498.4

	As of March 31,
	2008	2007
	(In millions)
Long-lived Assets:
United States	$594.7	$503.7
International	470.7	444.0

	$1,065.4	$947.7

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14)	Severance, Exit Costs and Related Charges
The Company has undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and simplification, standardization and automation of key business processes. These initiatives include workforce reductions across all functions and geographies, and affected employees were, or will be, provided cash separation packages. Additionally, as part of these initiatives, the Company exited certain leases, reduced the square footage required to operate certain locations and relocated some operations to lower cost facilities. As a result of these initiatives, the Company identified for termination approximately 250, 700 and 700 employees during fiscal 2008, 2007 and 2006, respectively. Activity related to fiscal 2006, 2007 and 2008 restructuring actions is summarized in the following tables:

						Cash
						Payments,
	Balance at				Foreign	Net of	Balance at
	March 31,	Adjustments	Charged		Exchange	Sublease	March 31,
	2005	to Estimates	to Expense	Accretion	Adjustments	Income	2006
	(In millions)
Severance and related costs	$1.1	$(1.2)	$42.6	$—	$(0.2)	$(41.9)	$0.4
Facilities costs	40.1	(1.7)	0.5	1.4	(0.1)	(14.5)	25.7

Total accrued	$41.2	$(2.9)	$43.1	$1.4	$(0.3)	$(56.4)	$26.1

						Cash
						Payments,
	Balance at				Foreign	Net of	Balance at
	March 31,	Adjustments	Charged		Exchange	Sublease	March 31,
	2006	to Estimates	to Expense	Accretion	Adjustments	Income	2007
	(In millions)
Severance and related costs	$0.4	$0.1	$43.8	$—	$0.3	$(27.6)	$17.0
Facilities costs	25.7	0.4	0.3	0.9	—	(11.0)	16.3

Total accrued	$26.1	$0.5	$44.1	$0.9	$0.3	$(38.6)	$33.3

						Cash
						Payments,
	Balance at				Foreign	Net of	Balance at
	March 31,	Adjustments	Charged		Exchange	Sublease	March 31,
	2007	to Estimates	to Expense	Accretion	Adjustments	Income	2008
	(In millions)
Severance and related costs	$17.0	$(3.3)	$17.5	$—	$0.7	$(23.3)	$8.6
Facilities costs	16.3	(1.7)	2.2	0.5	—	(9.7)	7.6

Total accrued	$33.3	$(5.0)	$19.7	$0.5	$0.7	$(33.0)	$16.2

The accruals for severance and related costs at March 31, 2008 represent the amounts to be paid to employees that have been terminated or identified for termination as a result of the initiatives described above. These amounts are expected to be paid within fiscal 2009. The Company continues to review the impact of these actions and will, based on future results of operations, determine if additional actions to reduce operating expenses are necessary. The total amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accruals for facilities costs at March 31, 2008 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2014. Projected sublease income is based on management’s estimates, which are subject to change. The Company may incur additional facilities charges subsequent to March 31, 2008 as a result of the initiatives described above. Accretion, representing the increase in the present value of facilities accruals over time, is included in the Company’s operating expenses.
(15)	Quarterly Results (Unaudited)
The following table sets forth certain unaudited quarterly financial data for fiscal 2008 and 2007. This information has been prepared on the same basis as the accompanying consolidated financial statements and all necessary adjustments have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Fiscal 2008				Fiscal 2007
	Quarter Ended				Quarter Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2007	2007	2007	2008	2006	2006	2006	2007
	(In millions, except per share data)
Total revenue	$385.0	$420.7	$459.0	$466.9	$361.4	$386.7	$412.9	$419.4
Gross profit	$292.4	$326.2	$357.3	$361.3	$274.4	$291.5	$317.6	$326.6
Operating income	$61.2	$91.4	$106.5	$98.4	$19.1	$59.6	$73.9	$54.7
Net earnings	$55.2	$77.4	$84.0	$97.0	$31.0	$58.2	$63.9	$62.8

Basic EPS	$0.28	$0.39	$0.44	$0.51	$0.15	$0.29	$0.31	$0.31

Diluted EPS	$0.27	$0.38	$0.42	$0.50	$0.15	$0.28	$0.30	$0.30

Shares used in computing basic EPS	199.4	197.4	192.8	189.6	207.5	203.8	203.7	202.1

Shares used in computing diluted EPS	204.8	202.0	197.9	194.8	211.2	209.0	210.1	208.2

The Company incurred severance, exit costs and related charges totaling $1.8 million, $1.9 million, $5.8 million and $5.2 million during the quarters ended June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2008, respectively, and totaling $25.8 million, $0.6 million, $4.4 million, and $13.8 million during the quarters ended June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2007, respectively. Refer to Note 14 for further information. The Company’s income tax provision for the quarter ended March 31, 2008 was favorably impacted by a benefit of $13.6 million associated with guidance issued by a taxing authority during the quarter that related to certain deductions that the Company is entitled to.
In connection with the Company’s completion of its income tax accounting procedures during the fourth quarter of fiscal 2008, the Company identified certain errors in its original calculation of the cumulative effect of adopting FIN 48. To correct these errors, the Company recorded a reduction to retained earnings of $45.2 million during the quarter ended March 31, 2008 in order to revise the cumulative effect of adopting FIN 48 as of April 1, 2007. The correction adjusts the amount of $8.1 million originally recorded as a net increase to retained earnings upon the adoption of FIN 48 to a revised $37.1 million net reduction to retained earnings upon adoption. The aggregate adjustment resulted principally from the reevaluation of certain complex and subjective tax positions taken by the Company in prior periods and the Company’s determination of the likely outcome of such positions in accordance with the provisions of FIN 48. Additionally, as reflected in the quarterly results of operations above, the Company identified and has corrected certain errors in the calculation of its provision for income taxes for the first three quarters of fiscal 2008, which had the effect of increasing the provision for income taxes and decreasing net earnings by $2.0 million, $0.8 million and $5.4 million in the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively. None of the foregoing corrections is considered by the Company to be material in the respective periods.
(16)	Subsequent Event
On April 18, 2008, the Company acquired BladeLogic, Inc. through the successful completion of a tender offer for approximately $830 million in cash, excluding acquisition costs. BladeLogic is a leading provider of data center automation software, and expands the Company’s offerings for server provisioning, application release management, automation and compliance.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 21, 2008.

BMC SOFTWARE, INC.
By:	/s/ ROBERT E. BEAUCHAMP
Robert E. Beauchamp
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ B. GARLAND CUPP B. Garland Cupp	Chairman of the Board	May 21, 2008
/s/ ROBERT E. BEAUCHAMP Robert E. Beauchamp	President, Chief Executive Officer and Director	May 21, 2008
/s/ STEPHEN B. SOLCHER Stephen B. Solcher	Senior Vice President and Chief Financial Officer	May 21, 2008
/s/ T. CORY BLEUER T. Cory Bleuer	Vice President, Controller and Chief Accounting Officer	May 21, 2008
/s/ JON E. BARFIELD Jon E. Barfield	Director	May 21, 2008
/s/ GARY BLOOM Gary Bloom	Director	May 21, 2008
/s/ MELDON K. GAFNER Meldon K. Gafner	Director	May 21, 2008
/s/ L. W. GRAY L. W. Gray	Director	May 21, 2008
/s/ P. THOMAS JENKINS P. Thomas Jenkins	Director	May 21, 2008
/s/ LOUIS J. LAVIGNE, JR. Louis J. Lavigne, Jr.	Director	May 21, 2008
/s/ KATHLEEN A. O’NEIL Kathleen A. O’Neil	Director	May 21, 2008
/s/ GEORGE F. RAYMOND George F. Raymond	Director	May 21, 2008
/s/ THOMAS J. SMACH Thomas J. Smach	Director	May 21, 2008
/s/ TOM C. TINSLEY Tom C. Tinsley	Director	May 21, 2008

EXHIBIT INDEX

Exhibit Number
3.1		—	Restated Certificate of Incorporation of the Company; incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form 8-A filed August 26, 1988.
3.2		—	Certificate of Amendment of Restated Certificate of Incorporation; incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1997.
3.3		—
Certificate of Amendment of Restated Certificate of Incorporation filed November 30, 1999; incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

3.4		—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
3.5		—	Amendment No. 1 to Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on October 25, 2007.
10.1	(a)	—	BMC Software, Inc. 1994 Employee Incentive Plan (as amended and restated); incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A filed July 21, 1997.
10.1	(b)	—
Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995 (the 1995 10-K).

10.1	(c)	—
Amendment to BMC Software, Inc. 1994 Employee Incentive Plan (as amended and restated effective as of August 25, 1997); incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed July 19, 2005.

10.2	(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to the 1995 10-K.
10.2	(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.
10.3		—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.
10.4	(a)	—	BMC Software, Inc. 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.4	(b)	—	First Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(b) to the 2002 10-K.
10.4	(c)	—	Second Amendment to 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(c) to the 2002 10-K.
10.4	(d)	—	Form of Stock Option Agreement employed under 2000 Employee Stock Incentive Plan; incorporated by reference to Exhibit 10.4(d) to the 2002 10-K.
10.5	(a)	—	BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.
10.5	(b)	—	First Amendment to BMC Software, Inc. 1994 Deferred Compensation Plan; incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.
10.5	(c)	—	Form of BMC Software, Inc. 1994 Deferred Compensation Plan Trust Agreement; incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated April 2, 1999.
10.6	(a)	—	Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.
10.6	(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(b) to the 2002 10-K.

Exhibit Number
10.6	(c)	—
Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 (the 2003 10-K).

10.6	(d)	—
Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and Robert Beauchamp; incorporated by reference to Exhibit 10.6(d) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the 2004 10-K).

10.7	(a)	—	Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.7	(b)	—	Amendment No. 1 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(b) to the 2002 10-K.
10.7	(c)	—	Amendment No. 2 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(c) to the 2003 10-K.
10.7	(d)	—
Amendment No. 3 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(d) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 (the 2006 10-K).

10.7	(e)	—	Amendment No. 4 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(e) to the 2006 10-K.
10.7	(f)	—	Amendment No. 5 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(f) to the 2006 10-K.
10.7	(g)	—	Amendment No. 6 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(g) to the 2006 10-K.
10.7	(h)	—	Amendment No. 7 to Executive Employment Agreement between BMC Software, Inc. and Dan Barnea; incorporated by reference to Exhibit 10.7(g) to the Current Report on Form 8-K filed February 6, 2008.
10.8	(a)	—
BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to the Company’s 2002 Proxy Statement filed with the SEC on Schedule 14A (the 2002 Proxy Statement).

10.8	(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 2003 10-K.
10.9	(a)	—	BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Appendix C to the 2002 Proxy Statement.
10.9	(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Employee Incentive Plan; incorporated by reference to Exhibit 10.9(b) to the 2003 10-K.
10.10		—
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

Exhibit Number
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

10.18	—
Executive Employment Agreement between BMC Software, Inc. and James W. Grant, Jr.; incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

10.20	—
Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K dated June 12, 2006.

10.21	—
Executive Employment Agreement between BMC Software, Inc. and Jae W. Chung; incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.22	—
Executive Employment Agreement between BMC Software, Inc. and William Miller; incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.23	—
Form of Stock Option Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.24	—
Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.25	—
Form of Time-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.26	—	Executive Employment Agreement between BMC Software, Inc. and Dev Ittycheria; incorporated by reference to Exhibit 99.D4 to Amendment No. 2 to the Company’s Schedule TO filed April 11, 2008.
*21.1	—	Subsidiaries of the Company.
*23.1	—	Consent of Independent Registered Public Accounting Firm.
*31.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.
*32.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.