Form 10-Q
period 2008-06-30
BMC SOFTWARE INC
filed 2008-07-25
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 21, 2008, there were outstanding 190,029,000 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.
QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	June 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$986.5	$1,288.3
Short-term investments	—	62.2
Trade accounts receivable, net	162.6	208.0
Trade finance receivables, net	82.7	88.8
Deferred tax assets	91.8	61.7
Other current assets	89.3	93.6

Total current assets	1,412.9	1,802.6
Property and equipment, net	100.3	99.8
Software development costs, net	111.2	113.4
Long-term investments	87.0	124.7
Long-term trade finance receivables, net	54.5	56.4
Intangible assets, net	251.2	46.8
Goodwill	1,337.5	756.5
Other long-term assets	256.0	345.3

Total assets	$3,610.6	$3,345.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$45.1	$43.8
Finance payables	9.1	4.3
Accrued liabilities	247.1	313.7
Deferred revenue	975.0	926.8

Total current liabilities	1,276.3	1,288.6
Long-term deferred revenue	846.5	852.6
Long-term debt	306.4	9.2
Other long-term liabilities	204.9	200.6

Total liabilities	2,634.1	2,351.0

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	815.8	786.7
Retained earnings	1,754.3	1,753.1
Accumulated other comprehensive income	22.9	19.7

	2,595.5	2,562.0
Treasury stock, at cost (59.1 and 58.5 shares)	(1,619.0)	(1,567.5)

Total stockholders’ equity	976.5	994.5

Total liabilities and stockholders’ equity	$3,610.6	$3,345.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Quarter Ended
	June 30,
	2008	2007
Revenue:
License	$149.4	$125.9
Maintenance	254.3	235.5
Professional services	33.8	23.6

Total revenue	437.5	385.0

Operating expenses:
Cost of license revenue	27.6	23.2
Cost of maintenance revenue	40.5	41.9
Cost of professional services revenue	35.2	27.5
Selling and marketing expenses	140.4	127.9
Research and development expenses	61.8	45.6
General and administrative expenses	53.5	50.7
In-process research and development	50.3	2.2
Amortization of intangible assets	8.5	3.0
Severance, exit costs and related charges	6.4	1.8

Total operating expenses	424.2	323.8

Operating income	13.3	61.2

Other income, net:
Interest and other income, net	9.0	19.9
Interest expense	(2.1)	(0.3)
Gain on sale of investments	1.2	1.0

Total other income, net	8.1	20.6

Earnings before income taxes	21.4	81.8
Provision for income taxes	20.2	26.6

Net earnings	$1.2	$55.2

Basic earnings per share	$0.01	$0.28

Diluted earnings per share	$0.01	$0.27

Shares used in computing basic earnings per share	188.8	199.4

Shares used in computing diluted earnings per share	193.7	204.8

Comprehensive income:
Net earnings	$1.2	$55.2
Net changes in accumulated comprehensive income	3.2	1.3

Comprehensive income	$4.4	$56.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$1.2	$55.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
In-process research and development	50.3	2.2
Depreciation and amortization	44.8	35.6
Share-based compensation expense	22.4	15.2
Other	(1.2)	(1.0)
Changes in operating assets and liabilities, net of acquisitions:
Trade finance receivables	8.0	60.9
Finance payables	4.8	(35.8)
Deferred revenue	34.4	51.5
Other operating assets and liabilities	(13.4)	(18.8)

Net cash provided by operating activities	151.3	165.0

Cash flows from investing activities:
Proceeds from maturities / sales of investments	101.2	303.3
Purchases of investments	(2.2)	(105.5)
Cash paid for acquisitions, net of cash acquired, and other investments	(784.1)	(38.6)
Capitalization of software development costs	(11.7)	(18.0)
Purchases of property and equipment	(8.3)	(6.9)
Other investing activities	(0.1)	0.4

Net cash provided by (used in) investing activities	(705.2)	134.7

Cash flows from financing activities:
Treasury stock acquired	(100.0)	(83.4)
Repurchases of stock to satisfy employee tax withholding obligations	(15.8)	—
Proceeds from issuance of long-term debt, net of debt issuance costs	295.6	—
Proceeds from stock options exercised and other	50.4	31.6
Excess tax benefit from share-based compensation	19.9	7.3
Payments on debt and capital leases	(2.6)	(1.6)

Net cash provided by (used in) financing activities	247.5	(46.1)

Effect of exchange rate changes on cash and cash equivalents	4.6	4.5

Net change in cash and cash equivalents	(301.8)	258.1
Cash and cash equivalents, beginning of period	1,288.3	883.5

Cash and cash equivalents, end of period	$986.5	$1,141.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of amounts refunded	$29.0	$6.4
Liabilities assumed in acquisitions	$116.7	$10.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of BMC Software, Inc. and its subsidiaries (collectively, we, us, our or BMC). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.
Interim results are not necessarily indicative of results for a full year. Our results generally tend to be stronger in the third and fourth quarters of our fiscal year, as compared to the first and second quarters of the fiscal year. These financial statements should be read in conjunction with our audited financial statements for the year ended March 31, 2008, as filed with the SEC on Form 10-K.
Recently Adopted Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to choose to measure various financial instruments and certain other items at fair value. If an entity chooses to measure various financial instruments and certain other items at fair value, the standard requires that unrealized gains and losses be reported in earnings for those items measured using the fair value option. SFAS No. 159 was effective for us beginning in the first quarter of fiscal 2009. We have elected not to apply the fair value option to any of our assets or liabilities. Therefore, the adoption of SFAS No. 159 did not impact our consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions. In February 2008, the FASB issued two FASB Staff Positions that remove leasing from the scope of SFAS No. 157, and delay the effective date of SFAS No. 157 to April 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We have adopted the required provisions of SFAS No. 157 beginning in the first quarter of fiscal 2009. The partial adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. We have not determined whether the adoption of the deferred provisions of SFAS No. 157 will have a material effect on our consolidated financial position, results of operations or cash flows.
Refer to Note 11 for information and related disclosures regarding our fair value measurements.

(2) Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options and unearned nonvested stock are considered potential common shares using the treasury stock method. For the quarters ended June 30, 2008 and 2007, 7.1 million and 3.4 million weighted options, respectively, have been excluded from the calculation of diluted EPS, as they were anti-dilutive. The following table summarizes the basic and diluted EPS computations for the quarters ended June 30, 2008 and 2007:

	Quarter Ended
	June 30,
	2008	2007
	(In millions, except per share data)
Basic earnings per share:
Net earnings	$1.2	$55.2
Weighted average number of common shares outstanding	188.8	199.4

Basic earnings per share	$0.01	$0.28

Diluted earnings per share:
Net earnings	$1.2	$55.2
Weighted average number of common shares outstanding	188.8	199.4
Incremental shares from assumed conversions of stock options and other	4.9	5.4

Adjusted weighted average number of common shares outstanding	193.7	204.8

Diluted earnings per share	$0.01	$0.27

(3) Business Combination
In April 2008, we completed the acquisition of all of the outstanding common shares of BladeLogic, Inc. (BladeLogic), a leading provider of data center automation software, for $28 per share. In addition, outstanding and unvested options to acquire the common stock of BladeLogic and other share-based awards were converted pursuant to the terms of the transaction into options to purchase our common stock and other share-based awards. BladeLogic’s operating results have been included in our consolidated financial statements since the acquisition date as part of the Enterprise Service Management segment. This acquisition expands our offerings for server provisioning, application release management, automation and compliance.
The acquisition of BladeLogic’s outstanding common stock and other equity instruments resulted in total purchase consideration of $854.0 million, including approximately $19.9 million of direct acquisition costs. The following table summarizes the preliminary estimated fair values of the acquired assets and assumed liabilities recorded as of the date of acquisition.

April 18, 2008
(In millions)
Cash and cash equivalents	$73.3
Trade accounts receivable	27.1
Deferred tax assets	26.3
Other current assets	1.8
Property and equipment	1.4
Intangible assets	214.8
In-process research and development	50.3
Goodwill	569.8

Total assets acquired	964.8

Current liabilities	(17.3)
Deferred tax liabilities	(86.5)
Deferred revenue	(7.0)

Total liabilities	(110.8)

Net assets acquired	$854.0

The allocation of the purchase price to specific acquired assets and assumed liabilities was based, in part, upon appraisals of the fair value of certain assets and liabilities of BladeLogic. This allocation is preliminary due to continuing analysis related to the determination of the fair value of the assets acquired and liabilities assumed. Any changes to the fair value of net assets acquired, based on information as of the acquisition date, would result in a corresponding adjustment to goodwill. Factors that contributed to a purchase price that resulted in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future BladeLogic technology, support personnel to provide maintenance services related to BladeLogic products and a trained sales force capable of selling current and future BladeLogic products and the opportunity to cross-sell our products and BladeLogic products to existing customers. We believe that this acquisition will help us remain competitive in the Business Service Management market and improve our Enterprise Service Management results of operations. The goodwill resulting from the transaction was assigned to the Enterprise Service Management segment and will not be deductible for tax purposes.

The acquired identifiable intangible assets included the following:

		Useful Life
	Fair Value	in Years
	(In millions)
Customer contracts and relationships	$113.9	4
Developed product technology	100.7	4
Trademarks and tradenames	0.2	1

Total identifiable intangible assets	$214.8

Future amortization expense related to the acquired identifiable intangible assets is expected to be $40.4 million, $53.7 million, $53.7 million, $53.6 million, and $2.5 million in the remainder of 2009, 2010, 2011, 2012 and 2013 respectively.
Approximately $50.3 million of the purchase price was allocated to purchased in-process research and development (IPR&D) and was written-off on the acquisition date. The amounts allocated to IPR&D represent the estimated fair values, based on risk-adjusted cash flows and historical costs expended, related to core research and development projects that were incomplete and had neither reached technological feasibility nor been determined to have an alternative future use pending achievement of technological feasibility as of the date of acquisition. The IPR&D relates primarily to the development of a major new release to an existing core product, and to a lesser degree the development of a new product, both of which we plan to continue developing and expect to release in the second half of fiscal 2009.
The results of operations of BladeLogic are included in our consolidated statement of operations prospectively from April 18, 2008. The unaudited pro forma combined historical results of BMC and BladeLogic, giving effect to the acquisition assuming the transaction was consummated as of the beginning of each period presented, are as follows:

	Quarter Ended June 30,
	2008	2007
	(In millions, except per share amounts)
Pro Forma Combined:
Revenue	$439.1	$398.3
Net earnings	41.4	38.7
Basic earnings per share	0.22	0.19
Diluted earnings per share	0.21	0.19
The pro forma combined historical results do not reflect any cost savings or other synergies that might result from the transaction and they are provided for informational purposes only and are not necessarily indicative of the combined results of operations for future periods or the results that actually would have been realized had the acquisition occurred as of the beginning of each specified period. Pro forma net earnings for the quarter ended June 30, 2008 excludes the in-process research and development charge of $50.3 million.
(4) Long-Term Debt
Long-term debt consists of the following:

	June 30,	March 31,
	2008	2008
	(In millions)
Senior unsecured notes due 2018 (net of $1.8 million discount)	$298.2	$—
Capital leases and other obligations	13.8	16.1

Total	312.0	16.1

Less current maturities of capital leases and other obligations (included in accrued liabilities)	5.6	6.9

Long-term debt	$306.4	$9.2

In June 2008, we issued $300.0 million of senior unsecured notes due in 2018 (the Notes). Net proceeds to us after issuance costs amounted to $295.6 million, which we intend to use for general corporate purposes. The Notes were issued at an original issuance discount of $1.8 million to face value. The Notes bear interest at a rate of 7.25% per annum payable semi-annually in June and December of each year. The Notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of the Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable treasury rate plus 50 basis points, plus, accrued and unpaid interest. The Notes are subject to the provisions of an indenture which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. As of June 30, 2008, we were in compliance with all such debt covenants.
(5) Segment Reporting
We are organized into two business segments, Enterprise Service Management (ESM) and Mainframe Service Management (MSM). The ESM segment derives its revenue from our service support, service assurance and service automation solutions, along with professional service revenue derived from consulting, implementation, integration and educational services related to our software products. The MSM segment derives its revenue from products for mainframe database management, monitoring and automation, enterprise scheduling and output management solutions. Beginning in the first quarter of fiscal 2009, we revised our operating segment reporting as follows: i) our professional services organization, which had previously been reported a separate operating segment, was combined with our ESM segment, and ii) we revised and expanded our allocation of segment expenses to include direct controllable and indirect allocated operating expenses in order to derive segment operating income for each of our ESM and MSM segments. These revisions were made in order to reflect fiscal 2009 changes in how our President and Chief Executive Officer, who is our chief operating decision maker, reviews the results of the Company’s two business segments in order to assess corporate performance and make resource allocations.
Segment performance is measured based on segment operating income, reflecting segment revenue less direct and allocated indirect segment operating expenses. Direct segment operating expenses primarily include cost of revenue, selling and marketing, research and development and general and administrative expenses that can be specifically identified with a particular segment and are directly controllable by segment management, while allocated indirect segment operating expenses primarily include indirect costs within these operating expense categories that are not specifically identified with or controllable by segment management. The indirect operating expenses are allocated to the segments based on budgeted bookings, revenue and other allocation methods that management believes to be reasonable. Our measure of segment operating income does not include the effect of share-based compensation expenses, amortization of acquired technology and intangibles, the write-off of acquired in-process research and development or the costs associated with severance and exit activities described in Note 7, which are collectively included in unallocated operating expenses below. Assets and liabilities are reviewed by management at the consolidated level only.
The table below summarizes segment performance for the quarters ended June 30, 2008 and 2007. The prior year information has been reclassified to conform to our revised segment reporting methodology.

	Enterprise	Mainframe
	Service	Service
Quarter Ended June 30, 2008	Management	Management	Consolidated
	(In millions)

Revenue:
License	$89.6	$59.8	$149.4
Maintenance	136.7	117.6	254.3
Professional services	33.8	—	33.8

Total revenue	260.1	177.4	437.5
Direct and allocated indirect segment operating expenses	242.3	84.3	326.6

Segment operating income	17.8	93.1	110.9

Unallocated operating expenses			97.6
Other income, net			8.1

Earnings before income taxes			$21.4

	Enterprise	Mainframe
	Service	Service
Quarter Ended June 30, 2007	Management	Management	Consolidated
	(In millions)

Revenue:
License	$66.6	$59.3	$125.9
Maintenance	125.4	110.1	235.5
Professional services	23.6	—	23.6

Total revenue	215.6	169.4	385.0
Direct and allocated indirect segment operating expenses	215.7	80.2	295.9

Segment operating income (loss)	(0.1)	89.2	89.1

Unallocated operating expenses			27.9
Other income, net			20.6

Earnings before income taxes			$81.8

(6) Share-Based Compensation
In June 2008, our Board of Directors and Compensation Committee approved annual share-based award grants to our executive officers and non-executive employees. The types of awards issued were generally consistent with the prior year and consisted of stock options related to 3.9 million underlying shares, 0.8 million shares of time-based nonvested stock and 0.2 million shares of performance-based nonvested stock. The vesting of the performance-based nonvested stock is contingent upon meeting certain profitability targets in fiscal 2010 and 2011.
In April 2008, in connection with the acquisition of BladeLogic, outstanding options to acquire the common stock of BladeLogic and other share-based awards were converted, pursuant to the terms of the transaction, into 1.2 million options to purchase our common stock and $13.7 million of other share-based awards.
The fair value of each option award granted is estimated as of the date of grant using a Black-Scholes option pricing model. We used the following weighted-average assumptions for awards during the quarters ended June 30, 2008 and 2007:

	Quarter Ended
	June 30,
	2008	2007
Expected volatility	32%	29%
Risk-free interest rate %	3.0%	5.0%
Expected term (in years)	4	4
Dividend yield	—	—
As of June 30, 2008, we had $174.9 million of total unrecognized share-based compensation expense related to stock options and nonvested stock that is expected to be recognized as expense over a weighted-average period of 3 years.
Share-based compensation expense as recorded in our condensed consolidated statements of operations is summarized as follows:

	Quarter Ended
	June 30,
	2008	2007
	(In millions)
Cost of license revenue	$0.3	$0.2
Cost of maintenance revenue	2.5	1.8
Cost of professional services revenue	0.7	0.2
Selling and marketing expenses	7.9	5.0
Research and development expenses	3.8	2.5
General and administrative expenses	7.2	5.5

Total share-based compensation expense	$22.4	$15.2

(7) Severance, Exit Costs and Related Charges
We have undertaken various restructuring and process improvement initiatives in recent years with the goal of reducing costs through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. These initiatives include workforce reductions across all functions and geographies, and the affected employees were, or will be, provided cash separation packages. Additionally, as part of these initiatives, we have exited certain leases, reduced the square footage required to operate certain locations and relocated some operations to lower cost facilities. During the quarter ended June 30, 2008, we have identified approximately 120 employees for termination under these process improvement initiatives.
As of June 30, 2008, $16.7 million of severance and facilities costs related to actions completed under these initiatives remain accrued as follows:

	Balance at			Foreign		Cash Payments,	Balance at
	March 31,	Charged	Adjustments	Exchange		Net of Sublease	June 30,
	2008	to Expense	to Estimates	Adjustments	Accretion	Income	2008
Severance and related costs	$8.6	$6.3	$(0.3)	$—	$—	$(4.7)	$9.9
Facilities costs	7.6	0.4	—	—	0.1	(1.3)	6.8

Total accrued	$16.2	$6.7	$(0.3)	$—	$0.1	$(6.0)	$16.7

The accruals for severance and related costs at June 30, 2008, represent the estimated amounts to be paid to employees that have been terminated or identified for termination as a result of these initiatives. These amounts are expected to be paid within twelve months from June 30, 2008. We continue to review the impact of these actions and will determine if, based on future results of operations, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.
The accruals for facilities costs at June 30, 2008, represent the remaining fair values of lease obligations for exited locations as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. We may incur additional facilities charges subsequent to June 30, 2008, as a result of our on-going initiatives. Accretion (the increase in the present value of facilities accruals over time) is included in operating expenses.
(8) Income Taxes
Income tax expense was $20.2 million and $26.6 million for the quarters ended June 30, 2008 and 2007, respectively, resulting in effective tax rates of 94.4% and 32.5%, respectively. The effective tax rate is impacted primarily by the worldwide mix of estimated consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, changes in estimates related to our uncertain tax positions, changes in the valuation allowance recorded against our deferred tax assets, benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion and the non-deductible write-off of IPR&D expense associated with certain acquisitions. The increase in the effective tax rate for the current year quarter was attributable primarily to our write-off of IPR&D expense in connection with BladeLogic acquisition, partially offset by a decrease attributable to the extraterritorial income exclusion.
We file a federal income tax return in the United States as well as income tax returns in various state, local and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (IRS) through the tax year ended March 31, 2003. We are in settlement discussions with the IRS for the tax years ending March 31, 2004 and 2005 and the IRS is currently examining our tax returns for the years ended March 31, 2006 and 2007. In addition, certain tax years related to state, local and foreign jurisdictions remain subject to examination.
(9) Guarantees and Contingencies
Guarantees
Under our standard software license agreements, we agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of our software infringes the intellectual property rights of a third party. Also, under these standard license agreements, we represent and warrant to licensees that our software products operate substantially in accordance with published specifications.

Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf.
Historically, we have not incurred significant costs related to such indemnifications, warranties and guarantees. As such, and based on other factors, no provision or accrual for these items has been made.
Contingencies
We have received claims from a third party alleging that we infringe on one or more of the third party’s patents. We believe that we have meritorious defenses to the claims and intend to vigorously contest them. Additionally, we have asserted counter-claims against the third party alleging infringement on certain of our patents. No formal proceedings have been initiated by either party and the ultimate outcome of this matter cannot be estimated at this time.
We are party to various labor claims brought by certain former international employees alleging that amounts are due such employees for unpaid commissions and other compensation. The claims are in various stages and are not expected to be resolved in the near future. We intend to vigorously contest all of the claims. However, the ultimate outcome of all of the claims cannot be estimated at this time.
In June 2006, in response to a filing by BMC seeking clarification as to whether a tax applies to the remittance of software payments from its Brazilian operations, a lower level Brazilian court denied our request for a preliminary injunction and published an unfavorable decision. We are in the process of appealing this initial decision. In February 2007, a law was enacted that clarified that this particular tax did not apply to the remittance of software payments, retroactive to January 1, 2006. We continue to pursue a favorable resolution on this matter for years prior to January 1, 2006, and believe we will ultimately prevail based on the merits of our position. However, we cannot predict the timing and ultimate outcome of this matter.
We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
(10) Treasury Stock
Our Board of Directors previously authorized a total of $3.0 billion to repurchase common stock. During the quarter ended June 30, 2008, we repurchased 2.6 million shares for $100.0 million under this stock repurchase program. As of June 30, 2008, there was approximately $574.9 million remaining in this stock repurchase program, which does not have an expiration date. In addition, during the quarter ended June 30, 2008, we repurchased 0.4 million shares for $15.8 million to satisfy employee tax withholding obligations upon the lapse of restrictions on nonvested stock grants.

(11) Financial Instruments
We measure certain financial instruments at fair value on a recurring basis. These financial instruments consist of money-market funds, which are included in cash equivalents, and investments in auction rate securities and mutual funds and other securities that have readily determinable fair values, all of which are classified as available-for-sale and included in short and long-term investments in our consolidated balance sheets. In addition, we utilize certain derivative financial instruments to manage our foreign currency exchange risk. The fair values associated with these derivative financial instruments are included in other current assets and accounts payable in our consolidated balance sheets. The fair values of these financial instruments were determined using the following inputs at June 30, 2008:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active
		Markets for Identical	Significant Other	Significant Unobservable
		Assets(1)	Observable Inputs(2)	Inputs(3)
June 30, 2008	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$704.4	$704.4	$—	$—
Auction rate securities	67.9	—	—	67.9
Mutual funds and other	19.1	19.1	—	—
Foreign currency exchange derivatives	1.0	—	1.0	—

Total	$792.4	$723.5	$1.0	$67.9

Liabilities
Foreign currency exchange derivatives	$2.3	$—	$2.3	$—

Total	$2.3	$—	$2.3	$—

(1)	Level 1 classification is applied to any asset that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.

(2)
Level 2 classification is applied to assets that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.

(3)	Level 3 classification is applied to assets when prices are not derived from existing market data.
As of June 30, 2008, we held auction rate securities with a par value of $72.2 million and an estimated fair value of $67.9 million. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. These bonds are currently rated AAA by Moody’s and Standard and Poor’s. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities using internally developed probability-weighted cash flow models based on assumptions regarding probabilities of various scenarios including that of the securities being redeemed at par, market recovery, illiquidity until maturity, a liquidity-driven forced sale and an outright default of the securities. During the quarter ended June 30, 2008, we recorded $1.0 million as an unrealized loss that is included in other comprehensive income, as we believe the decline in fair value of the auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in a an unrealized loss position and our ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, we classified these securities as long-term investments at June 30, 2008. The following table presents changes to our determination of the fair value of the auction rate securities during the quarter ended June 30, 2008:

Auction
Rate Securities
(In millions)
Balance at April 1, 2008	$68.9
Unrealized loss included in other comprehensive income	(1.0)

Balance at June 30, 2008	$67.9

(12) Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 is effective for us beginning in the fourth quarter of fiscal 2009.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report on Form 10-Q for the quarter ended June 30, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties included in our Annual Report on Form 10-K for fiscal 2008, with the audited financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
During the first quarter of fiscal 2009, we continued to focus on our leadership in Business Service Management (BSM) by responding to IT executive needs, improving IT service quality and supporting business priorities. Our two segments, Enterprise Service Management (ESM) and Mainframe Service Management (MSM), continue to provide the focus to align our resources and product development efforts to meet the demands of the dynamic markets we serve.
In April 2008, we acquired BladeLogic, Inc. (BladeLogic), a leading provider of data center automation software, for total purchase consideration of approximately $854.0 million. This acquisition expands our service automation offerings for server provisioning, application release management, and configuration automation and compliance.
In June 2008, we completed the issuance of $300.0 million in senior unsecured notes due 2018 (the Notes). Net proceeds from this offering amounted to $295.6 million, which we intend to use for general corporate purposes.
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
Because our software solutions are designed for and marketed to companies to manage their IT infrastructure from a business perspective, demand for our products, and therefore our financial results, are dependent upon corporations continuing to value such solutions and invest in such technology. There are a number of trends that have historically influenced demand for systems management software, including, among others, business demands placed on IT, computing capacity within IT departments, complexity of IT systems, and IT operational costs. Our financial results are also influenced by many economic and industry conditions, including, but not limited to, general economic conditions in the United States and other local economies in which we market products, corporate spending generally, IT budgets, the competitiveness of the systems management software industry, the adoption rate for BSM and the stability of the mainframe market. While neither current macro-economic conditions nor the turmoil in the credit markets have materially impacted demand for our products, we recognize that no enterprise software services company is immune from economic cycles that impact its customers.

Critical Accounting Policies
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for fiscal 2008 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during the quarter ended June 30, 2008.
Recently Adopted Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to choose to measure various financial instruments and certain other items at fair value. If an entity chooses to measure various financial instruments and certain other items at fair value, the standard requires that unrealized gains and losses be reported in earnings for those items measured using the fair value option. SFAS No. 159 was effective for us beginning in the first quarter of fiscal 2009. We have elected not to apply the fair value option to any of our assets or liabilities. Therefore, the adoption of SFAS No. 159 did not impact our consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions. In February 2008, the FASB issued two FASB Staff Positions that remove leasing from the scope of SFAS No. 157 and delay the effective date of SFAS No. 157 to April 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is at least annually). We have adopted the required provisions of SFAS No. 157 beginning in the first quarter of fiscal 2009. The partial adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. We have not determined whether the adoption of the deferred provisions of SFAS No. 157 will have a material effect on our consolidated financial position, results of operations or cash flows.
Results of Operations and Financial Condition
The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income bear to total revenue. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenue
	Quarter Ended
	June 30,
	2008	2007
Revenue:
License	34.1%	32.7%
Maintenance	58.1%	61.2%
Professional services	7.7%	6.1%
Total revenue	100.0%	100.0%
Operating expenses:
Cost of license revenue	6.3%	6.0%
Cost of maintenance revenue	9.3%	10.9%
Cost of professional services revenue	8.0%	7.1%
Selling and marketing expenses	32.1%	33.2%
Research and development expenses	14.1%	11.8%
General and administrative expenses	12.2%	13.2%
In-process research and development	11.5%	0.6%
Amortization of intangible assets	1.9%	0.8%

	Percentage of Total Revenue
	Quarter Ended
	June 30,
	2008	2007
Severance, exit costs and related charges	1.5%	0.5%
Total operating expenses	97.0%	84.1%
Operating income	3.0%	15.9%
Other income, net	1.9%	5.4%
Earnings before income taxes	4.9%	21.2%
Provision for income taxes	4.6%	6.9%
Net earnings	0.3%	14.3%
Revenue
The following table provides information regarding license and maintenance revenue for the quarters ended June 30, 2008 and 2007:

	Quarter Ended
	June 30,
Software License Revenue	2008	2007	% Change
	(In millions)
Enterprise Service Management	$89.6	$66.6	34.5%
Mainframe Service Management	59.8	59.3	0.8%

Total software license revenue	$149.4	$125.9	18.7%

	Quarter Ended
	June 30,
Software Maintenance Revenue	2008	2007	% Change
	(In millions)
Enterprise Service Management	$136.7	$125.4	9.0%
Mainframe Service Management	117.6	110.1	6.8%

Total software maintenance revenue	$254.3	$235.5	8.0%

	Quarter Ended
	June 30,
Total Software Revenue	2008	2007	% Change
	(In millions)
Enterprise Service Management	$226.3	$192.0	17.9%
Mainframe Service Management	177.4	169.4	4.7%

Total software revenue	$403.7	$361.4	11.7%

Software License Revenue
Total software license revenue was $149.4 million for the quarter ended June 30, 2008, an increase of 18.7%, or $23.5 million, over the prior year quarter. This increase was attributable to license revenue increases in both the ESM and MSM segments, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $7.2 million for the quarter ended June 30, 2008, as compared to the prior year quarter. Of the license transactions recorded, the percentage of license revenue recognized upfront increased from 42% during the quarter ended June 30, 2007 to 51% during the quarter ended June 30, 2008. During the quarter ended June 30, 2008, we recorded 15 transactions with license values over $1 million, with a total license value of $50.8 million, compared with 17 transactions with license values over $1 million, with a total license value of $75.6 million, in the prior year quarter.
ESM license revenue represented 60.0%, or $89.6 million, and 52.9%, or $66.6 million, of our total license revenue for the quarters ended June 30, 2008 and 2007, respectively. ESM license revenue for the quarter ended June 30, 2008 increased 34.5%, or $23.0 million, over the prior year quarter. This increase was attributable primarily to increased demand for our BSM solutions, inclusive of incremental service automation revenues resulting from our acquisition of BladeLogic in April 2008 and our fiscal 2008 acquisitions, as well as an increase in the recognition of previously deferred license revenue quarter over quarter, partially offset by an increase in the level of new license transactions with revenue being deferred into future periods.
MSM license revenue represented 40.0%, or $59.8 million, and 47.1%, or $59.3 million, of our total license revenue for the quarters ended June 30, 2008 and 2007, respectively. MSM license revenue for the quarter ended June 30, 2008 increased 0.8%, or $0.5 million, over the prior year quarter. This increase was attributable primarily to an increase in the recognition of previously deferred license revenue quarter over quarter, primarily offset by a decrease in the volume of license transactions recorded.

For the quarters ended June 30, 2008 and 2007, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended
	June 30,
	2008	2007
	(In millions)
Deferrals of license revenue	$(72.8)	$(82.8)
Recognition from deferred license revenue	74.2	67.0

Net impact on recognized license revenue	$1.4	$(15.8)

Deferred license revenue balance at end of period	$554.0	$520.2

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
Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenue to be recognized each quarter becomes more predictable as a larger percentage of that revenue comes from the deferred license revenue balance. As of June 30, 2008, the deferred license revenue balance was $554.0 million. As additional license revenue is deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred license revenue we expect to recognize in future periods as of June 30, 2008 follows (in millions):

Remainder fiscal 2009	$217.7
Fiscal 2010	$183.6
Fiscal 2011 and thereafter	$152.7
Software Maintenance Revenue
Total software maintenance revenue was $254.3 million for the quarter ended June 30, 2008, an increase of 8.0%, or $18.8 million, over the prior year quarter. This increase was attributable to increases in both ESM and MSM maintenance revenue as discussed below.
ESM maintenance revenue represented 53.8%, or $136.7 million, and 53.2%, or $125.4 million, of our total maintenance revenue for the quarters ended June 30, 2008 and 2007, respectively. ESM maintenance revenue for the quarter ended June 30, 2008 increased 9.0%, or $11.3 million, over the prior year quarter. This increase was attributable primarily to the expansion of our installed ESM customer license base, including incremental maintenance revenue resulting from of our acquisition of BladeLogic in April 2008 and our fiscal 2008 acquisitions.
MSM maintenance revenue represented 46.2%, or $117.6 million, and 46.8%, or $110.1 million, of our total maintenance revenue for the quarters ended June 30, 2008 and 2007, respectively. MSM maintenance revenue for the quarter ended June 30, 2008 increased 6.8%, or $7.5 million, over the prior year quarter. This increase was attributable primarily to the expansion of our installed MSM customer license base and increasing capacities of the current installed base.

As of June 30, 2008, the deferred maintenance revenue balance was $1,245.5 million. A summary of the estimated deferred maintenance revenue we expect to recognize in future periods as of June 30, 2008 follows (in millions):

Remainder of fiscal 2009	$567.0
Fiscal 2010	$390.9
Fiscal 2011 and thereafter	$287.6
Domestic vs. International Revenue

	Quarter Ended
	June 30,
	2008	2007	% Change
	(In millions)
License:
Domestic	$72.5	$66.1	9.7%
International	76.9	59.8	28.6%

Total license revenue	149.4	125.9	18.7%

Maintenance:
Domestic	137.9	129.3	6.7%
International	116.4	106.2	9.6%

Total maintenance revenue	254.3	235.5	8.0%

Professional services:
Domestic	13.9	10.1	37.6%
International	19.9	13.5	47.4%

Total professional services revenue	33.8	23.6	43.2%

Total domestic revenue	224.3	205.5	9.1%
Total international revenue	213.2	179.5	18.8%

Total revenue	$437.5	$385.0	13.6%

License Revenue
Our domestic license revenue represented 48.5%, or $72.5 million, and 52.5%, or $66.1 million, of our total license revenue for the quarters ended June 30, 2008 and 2007, respectively. Our domestic license revenue for the quarter ended June 30, 2008 increased 9.7%, or $6.4 million, over the prior year quarter. This increase was attributable primarily to an increase in ESM license revenue, including incremental revenue resulting from our acquisition of BladeLogic in April 2008 and our fiscal 2008 acquisitions, partially offset by a decline in MSM license revenue.
Our international license revenue represented 51.5%, or $76.9 million, and 47.5%, or $59.8 million, of our total license revenue for the quarters ended June 30, 2008 and 2007, respectively. Our international license revenue for the quarter ended June 30, 2008 increased 28.6%, or $17.1 million, over the prior year quarter. This increase was attributable to ESM and MSM license revenue increases in each of our core international regions. The ESM license revenue increase was attributable primarily to increases in our European market, principally due to incremental revenue resulting from our acquisition of BladeLogic in April 2008, and to a lesser degree increases in our Asia Pacific and Latin American markets. The MSM license revenue increase was attributable primarily to increases in our European, Asia Pacific and Latin American markets. These increases were impacted favorably by changes in foreign exchange rates.
Maintenance Revenue
Our domestic maintenance revenue represented 54.2%, or $137.9 million, and 54.9%, or $129.3 million, of our total maintenance revenue for the quarters ended June 30, 2008 and 2007, respectively. For the quarter ended June 30, 2008, domestic maintenance revenue increased 6.7%, or $8.6 million, over the prior year quarter. This increase was attributable to increases in both ESM and MSM maintenance revenue, including incremental ESM maintenance revenue resulting from our acquisition of BladeLogic in April 2008 and our fiscal 2008 acquisitions.

Our international maintenance revenue represented 45.8%, or $116.4 million, and 45.1%, or $106.2 million, of our total maintenance revenue for the quarters ended June 30, 2008 and 2007, respectively. For the quarter ended June 30, 2008, international maintenance revenue increased 9.6%, or $10.2 million, over the prior year quarter. This increase was attributable to ESM and MSM maintenance revenue increases in each of our core international regions, resulting from the growth in our installed customer base. This increase was impacted favorably by changes in foreign exchange rates.
Professional Services Revenue
Professional services revenue increased 43.2%, or $10.2 million, in the quarter ended June 30, 2008 as compared to the prior year quarter. Domestic and international professional services revenue for the quarter ended June 30, 2008 increased 37.6%, or $3.8 million, and 47.4%, or $6.4 million, over the prior year quarters, respectively. These increases were attributable primarily to increases in implementation and consulting services, principally related to growth in BSM solution sales and inclusive of incremental revenue resulting from our acquisition of BladeLogic in April 2008.
Operating Expenses

	Quarter Ended
	June 30,
	2008	2007	% Change
	(In millions)
Cost of license revenue	$27.6	$23.2	19.0%
Cost of maintenance revenue	40.5	41.9	(3.3)%
Cost of professional services revenue	35.2	27.5	28.0%
Selling and marketing expenses	140.4	127.9	9.8%
Research and development expenses	61.8	45.6	35.5%
General and administrative expenses	53.5	50.7	5.5%
In-process research and development	50.3	2.2	*
Amortization of intangible assets	8.5	3.0	183.3%
Severance, exit costs and related charges	6.4	1.8	255.6%

Total operating expenses	$424.2	$323.8	31.0%

*	— not meaningful.
Cost of License Revenue
Cost of license revenue consists primarily of (i) the amortization of capitalized software costs for internally developed products, (ii) amortization of acquired technology for products acquired through business combinations, (iii) license-based royalties to third parties and (iv) production and distribution costs for initial product licenses. For the quarters ended June 30, 2008 and 2007, cost of license revenue represented 6.3%, or $27.6 million, and 6.0%, or $23.2 million, of total revenue, respectively, and 18.5% and 18.4% of license revenue, respectively. Cost of license revenue increased 19.0%, or $4.4 million during the quarter ended June 30, 2008, as compared to the prior year quarter. This increase was attributable primarily to an increase in the amortization of acquired technology related to fiscal 2008 and 2009 acquisitions, partially offset by the conclusion of the amortization of certain acquired technology from earlier acquisitions.
Cost of Maintenance Revenue
Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the quarters ended June 30, 2008 and 2007, cost of maintenance revenue represented 9.3%, or $40.5 million, and 10.9%, or $41.9 million, of total revenue, respectively, and 15.9% and 17.8% of maintenance revenue, respectively. Cost of maintenance revenue remained relatively flat, decreasing 3.3%, or $1.4 million, during the quarter ended June 30, 2008, as compared to the prior year quarter.

Cost of Professional Services Revenue
Cost of professional services revenue consists primarily of salaries, related personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers, and the related infrastructure to support this activity. For the quarters ended June 30, 2008 and 2007, cost of professional services revenue represented 8.0%, or $35.2 million, and 7.1%, or $27.5 million, of total revenue, respectively, and 104.1% and 116.5% of professional services revenue, respectively. Cost of professional services revenue increased 28.0%, or $7.7 million, during the quarter ended June 30, 2008, as compared to the prior year quarter. This increase was attributable primarily to an increase in professional service enablement personnel and an increase in third party consulting fees associated with a larger volume of BSM implementations, including incremental costs associated with our acquisition of BladeLogic in April 2008, as well as the impact from changes in foreign exchange rates associated with international expenses.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarters ended June 30, 2008 and 2007, selling and marketing expenses represented 32.1%, or $140.4 million, and 33.2%, or $127.9 million, of total revenue, respectively. Selling and marketing expenses increased 9.8%, or $12.5 million, during the quarter ended June 30, 2008, as compared to the prior year quarter. This increase was attributable primarily to an increase in sales personnel cost and related variable compensation, resulting principally from our acquisition of BladeLogic in April 2008, and to a lesser degree an increase in share-based compensation and the impact from changes in foreign exchange rates associated with international expenses.
Research and Development Expenses
Research and development expenses consist primarily of salaries and personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunication costs and personnel costs associated with our development and production labs. For the quarters ended June 30, 2008 and 2007, research and development expenses represented 14.1%, or $61.8 million, and 11.8%, or $45.6 million, of total revenue, respectively. Research and development expenses increased 35.5%, or $16.2 million, during the quarter ended June 30, 2008, as compared to the prior year quarter. This increase was attributable primarily to an increase in research and development personnel and related costs resulting principally from our acquisition of BladeLogic in April 2008, a decrease in research and development personnel and related costs allocated to software development projects that were capitalized and an increase in share-based compensation expense.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects and insurance. General and administrative expenses represented 12.2%, or $53.5 million, and 13.2%, or $50.7 million, of total revenue during the quarters ended June 30, 2008 and 2007, respectively. General and administrative expenses increased 5.5%, or $2.8 million, during the quarter ended June 30, 2008, as compared to the prior year quarter, primarily due to an increase in share-based compensation expense.
In-process Research and Development
During the quarters ended June 30, 2008 and 2007, we expensed acquired in-process research and development (IPR&D) totaling $50.3 million and $2.2 million in connection with our acquisitions of BladeLogic and ProactiveNet, Inc., respectively. The amounts allocated to IPR&D represent the estimated fair values, based on risk-adjusted cash flows and historical costs expended, related to core research and development projects that were incomplete and had neither reached technological feasibility nor been determined to have an alternative future use pending achievement of technological feasibility as of the date of acquisition.
The BladeLogic IPR&D relates primarily to the development of a major new release to an existing core product, and to a lesser degree the development of a new product, both of which we plan to continue developing and expect to release in the second half of fiscal 2009. The estimated cost of completing these projects was approximately $7.4 million as of the acquisition date, which had not materially changed since the acquisition.

Amortization of Intangible Assets
Amortization of intangible assets consists primarily of the amortization of finite-lived customer contracts and relationships, developed product technology and tradenames recorded in connection with acquisitions. Amortization of intangible assets increased 183.3%, or $5.5 million, during the quarter ended June 30, 2008, as compared to the prior year period. This increase was attributable to additional amortization associated with intangibles acquired in connection with fiscal 2008 and 2009 acquisitions, partially offset by the conclusion of the amortization of certain intangibles from earlier acquisitions.
Severance, Exit Costs and Related Charges
We have undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. We recorded $6.4 million and $1.8 million in expense related to these actions during the quarters ended June 30, 2008 and 2007, respectively. These expenses were attributable primarily to identified workforce reductions and associated cash separation packages paid or accrued by us. The separation charge for the quarter ended June 30, 2008 relates to the identification of approximately 120 personnel for termination, consisting primarily of sales personnel in product areas that were not achieving desired profitability as well as the elimination of certain non-quota bearing positions, and to a lesser degree the reduction of certain research and development personnel. While we will reduce future operating expenses as a result of these fiscal 2009 actions, we anticipate that these reductions will be principally offset by incremental personnel-related expenses in other areas, including that related to additional customer facing personnel within our field sales organization. We will continue to evaluate additional actions that may be necessary in the future to achieve our business goals.
Other Income, Net
Other income, net, consists primarily of interest earned, realized gains and losses on investments and interest expense on our Notes and capital leases. For the quarters ended June 30, 2008 and 2007, other income, net, was $8.1 million and $20.6 million, respectively. Other income, net, decreased 60.7%, or $12.5 million, during the quarter ended June 30, 2008 as compared to the prior year quarter, primarily due to a decrease in interest income resulting from lower average investment balances and lower average investment yields and an increase in interest expense related to our Notes which were issued in June 2008.
Income Taxes
Income tax expense was $20.2 million and $26.6 million for the quarters ended June 30, 2008 and 2007, respectively, resulting in effective tax rates of 94.4% and 32.5%, respectively. The effective tax rate is impacted primarily by the worldwide mix of estimated consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, changes in estimates related to our uncertain tax positions, changes in the valuation allowance recorded against our deferred tax assets, benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion and the non-deductible write-off of IPR&D expense associated with certain acquisitions. The increase in the effective tax rate for the current year quarter was attributable primarily to our write-off of IPR&D expense in connection with the BladeLogic acquisition, partially offset by a decrease attributable to the extraterritorial income exclusion.
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

Liquidity and Capital Resources
At June 30, 2008, we had $1.1 billion in cash, cash equivalents and investments, approximately 64% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $148.6 million of earnings that we have determined will be invested indefinitely in our international operations. Were such earnings to be repatriated, we would incur a United States Federal income tax liability that is not currently accrued in our financial statements.
In June 2008, we issued $300.0 million of Notes. Net proceeds to us after discount and issuance costs amounted to $295.6 million, which we intend to use for general corporate purposes. The Notes bear interest at a rate of 7.25% per year payable semi-annually in June and December of each year. The Notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable treasury rate plus 50 basis points, plus, accrued and unpaid interest. The Notes are subject to the provisions of an indenture which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. As of June 30, 2008, we were in compliance with all such debt covenants.
As of June 30, 2008, we held auction rate securities with a par value of $72.2 million and an estimated fair value of $67.9 million. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. These bonds are currently rated AAA by Moody’s and Standard and Poor’s. We do not have reason to believe that any of the underlying issuers of our auction rate securities are presently at risk or that the underlying credit quality of the assets backing our auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate the current lack of liquidity of these investments to have a material impact on our business strategy, financial condition, results of operations or cash flows.
We believe that our existing cash and investment balances and funds generated from operating and investing activities will be sufficient to meet our working and other capital requirements for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and investments to fund such activities in the future. In the event additional needs for cash arise, we might find it advantageous to utilize third-party financing sources based on factors such as our then available cash and its source (i.e., cash held in the United States versus international locations), the cost of financing and our internal cost of capital.
Our cash flows were as follows during the quarters ended June 30, 2008 and 2007:

	Quarter Ended
	June 30,
	2008	2007
	(In millions)
Net cash provided by operating activities	$151.3	$165.0
Net cash provided by (used in) investing activities	(705.2)	134.7
Net cash provided by (used in) financing activities	247.5	(46.1)
Effect of exchange rate changes on cash and cash equivalents	4.6	4.5

Net change in cash and cash equivalents	$(301.8)	$258.1

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased $13.7 million during the quarter ended June 30, 2008, as compared to the prior year quarter. This decrease was attributable primarily to higher cash receipts on financed receivables in the prior year quarter and a reduction in cash payments on finance payables.

Cash Flows from Investing Activities
Net cash used in investing activities was $705.2 million during the quarter ended June 30, 2008, as compared to net cash provided by investing activities of $134.7 million in the prior year quarter. This difference was attributable primarily to cash expended in the current quarter for our acquisition of BladeLogic and a quarter over quarter decrease in proceeds from maturities and sales of investments, partially offset by a quarter over quarter decrease in investment purchases and capitalized software development costs.
Cash Flows from Financing Activities
Net cash provided by financing activities was $247.5 million for the quarter ended June 30, 2008 as compared to net cash used in financing activities of $46.1 million in the prior year period. This difference was attributable primarily to net proceeds received in the current quarter related to the issuance of our Notes and an increase in cash received from employee stock option exercises and the excess tax benefit from share-based compensation, partially offset by a quarter over quarter increase in treasury stock purchases.
Treasury Stock Purchases
Our Board of Directors have previously authorized a total of $3.0 billion to repurchase stock. During the quarter ended June 30, 2008, we repurchased 2.6 million shares for $100.0 million, under this stock repurchase program. From the inception of the stock repurchase authorization through June 30, 2008, we have purchased 106.6 million shares for $2.4 billion. In addition, during the quarter ended June 30, 2008, we repurchased 0.4 million shares for $15.8 million to satisfy tax withholding obligations upon the lapse of restrictions on nonvested stock grants. The repurchase of stock is funded solely with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Issuer Purchases of Equity Securities below for a monthly detail of treasury stock purchases for the quarter ending June 30, 2008.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our portfolio management strategy subsequent to March 31, 2008, therefore the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our Annual Report on Form 10-K for fiscal 2008.
Item 4. Controls and Procedures
Material Weakness Previously Disclosed
As discussed in Item 9A of our Annual Report on Form 10-K for fiscal 2008, as of March 31, 2008, we identified a material weakness in the design and operation of our internal controls over the accounting for income taxes related to the reconciliation, analysis and review procedures operating at that date. Although we have designed and implemented controls that we believe will remediate the material weakness, we are unable to conclude the material weakness has been remediated as of June 30, 2008 because an insufficient amount of time has passed for us to verify the additional remediation measures are operating effectively. Management will not be able to conclude that the material weakness has been eliminated until, at the earliest, the completion of our second quarter of fiscal 2009.

Evaluation of Disclosure Controls and Procedures
As of June 30, 2008, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weakness discussed above, which has not been fully remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls were not effective. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2009, as part of our plan to address the aforementioned material weakness, we implemented enhanced reconciliation, analysis and review procedures related to our accounting for income taxes. These actions are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There are no items that require disclosure under this Item.
Item 1A. Risk Factors
The following risk factor is added to our risk factors as included in our Annual Report of Form 10-K for the year ended March 31, 2008:
There are risks associated with our outstanding indebtedness.
In June 2008, we issued $300.0 million of senior unsecured notes due 2018 and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value and liquidity of both our debt and equity securities.
Item 2. Issuer Purchases of Equity Securities

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased(1)	Share	Program(2)	Program(2)	the Program(1)
April 1-30, 2008	446	$—	—	$—	$674,865,706
May 1-31, 2008	951,017	$38.27	565,000	21,624,345	$653,241,361
June 1-30, 2008	2,046,841	$38.83	2,018,652	78,375,646	$574,865,715

Total	2,998,304	$38.70	2,583,652	$99,999,991	$574,865,715

(1)	Includes 414,652 shares of our common stock withheld by us to satisfy employee withholding obligations.

(2)
Our Board of Directors have previously authorized a total of $3.0 billion to repurchase stock. As of June 30, 2008, there was $574.9 million remaining in this stock repurchase program and the program does not have an expiration date.

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

BMC SOFTWARE, INC.
	By:	/s/ Robert E. Beauchamp
July 25, 2008		Robert E. Beauchamp
President and Chief Executive Officer

	By:	/s/ Stephen B. Solcher
July 25, 2008		Stephen B. Solcher
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.