Form 10-Q
period 2008-09-30
BMC SOFTWARE INC
filed 2008-10-31
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 27, 2008, there were outstanding 187,506,000 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.

QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	September 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$810.3	$1,288.3
Short-term investments	115.3	62.2
Trade accounts receivable, net	180.7	208.0
Trade finance receivables, net	90.8	88.8
Deferred tax assets	58.9	61.7
Other current assets	86.7	93.6

Total current assets	1,342.7	1,802.6
Property and equipment, net	106.2	99.8
Software development costs, net	112.0	113.4
Long-term investments	83.6	124.7
Long-term trade finance receivables, net	71.6	56.4
Intangible assets, net	230.2	46.8
Goodwill	1,330.4	756.5
Other long-term assets	352.9	345.3

Total assets	$3,629.6	$3,345.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$47.3	$43.8
Finance payables	15.8	4.3
Accrued liabilities	336.8	313.7
Deferred revenue	927.5	926.8

Total current liabilities	1,327.4	1,288.6
Long-term deferred revenue	834.8	852.6
Long-term debt	311.1	9.2
Other long-term liabilities	197.5	200.6

Total liabilities	2,670.8	2,351.0

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	839.9	786.7
Retained earnings	1,823.8	1,753.1
Accumulated other comprehensive income	1.8	19.7

	2,668.0	2,562.0
Treasury stock, at cost (61.7 and 58.5 shares)	(1,709.2)	(1,567.5)

Total stockholders’ equity	958.8	994.5

Total liabilities and stockholders’ equity	$3,629.6	$3,345.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In millions, except per share data)

(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenue:
License	$175.5	$150.9	$324.9	$276.8
Maintenance	255.5	241.2	509.8	476.7
Professional services	35.7	28.6	69.5	52.2

Total revenue	466.7	420.7	904.2	805.7

Operating expenses:
Cost of license revenue	29.5	24.7	57.1	47.9
Cost of maintenance revenue	46.6	39.7	87.1	81.6
Cost of professional services revenue	36.3	30.1	71.5	57.6
Selling and marketing expenses	136.7	129.1	277.1	257.0
Research and development expenses	53.7	49.6	115.5	95.2
General and administrative expenses	48.2	50.8	101.7	101.5
In-process research and development	—	—	50.3	2.2
Amortization of intangible assets	8.7	3.4	17.2	6.4
Severance, exit costs and related charges	1.5	1.9	7.9	3.7

Total operating expenses	361.2	329.3	785.4	653.1

Operating income	105.5	91.4	118.8	152.6

Other income, net:
Interest and other income, net	10.5	18.7	19.5	38.6
Interest expense	(5.8)	(0.2)	(7.9)	(0.5)
Gain (loss) on sale of investments	(1.5)	1.2	(0.3)	2.2

Total other income, net	3.2	19.7	11.3	40.3

Earnings before income taxes	108.7	111.1	130.1	192.9
Provision for income taxes	38.9	33.7	59.1	60.3

Net earnings	$69.8	$77.4	$71.0	$132.6

Basic earnings per share	$0.37	$0.39	$0.38	$0.67

Diluted earnings per share	$0.36	$0.38	$0.37	$0.65

Shares used in computing basic earnings per share	188.8	197.4	189.1	198.4

Shares used in computing diluted earnings per share	192.4	202.0	193.0	203.4

Comprehensive income:
Net earnings	$69.8	$77.4	$71.0	$132.6
Net changes in accumulated comprehensive income	(21.1)	14.0	(17.9)	15.3

Comprehensive income	$48.7	$91.4	$53.1	$147.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$71.0	$132.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
In-process research and development	50.3	2.2
Depreciation and amortization	90.3	72.8
Share-based compensation expense	43.3	31.7
Other	0.3	(2.2)
Changes in operating assets and liabilities, net of acquisitions:
Trade finance receivables	(11.2)	138.1
Finance payables	5.2	(29.5)
Deferred revenue	(24.7)	(29.0)
Other operating assets and liabilities	2.1	2.2

Net cash provided by operating activities	226.6	318.9

Cash flows from investing activities:
Proceeds from maturities / sales of investments	107.2	415.0
Purchases of investments	(122.2)	(205.7)
Cash paid for acquisitions, net of cash acquired, and other investments	(783.7)	(92.4)
Capitalization of software development costs	(26.8)	(38.4)
Purchases of property and equipment	(16.8)	(19.0)
Other investing activities	(0.2)	2.3

Net cash provided by (used in) investing activities	(842.5)	61.8

Cash flows from financing activities:
Treasury stock acquired	(200.0)	(283.4)
Repurchases of stock to satisfy employee tax withholding obligations	(16.1)	—
Proceeds from issuance of long-term debt, net of debt issuance costs	295.6	—
Proceeds from stock options exercised and other	62.5	59.1
Excess tax benefit from share-based compensation	21.0	11.9
Payments on debt and capital leases	(6.0)	(3.1)

Net cash provided by (used in) financing activities	157.0	(215.5)

Effect of exchange rate changes on cash and cash equivalents	(19.1)	13.8

Net change in cash and cash equivalents	(478.0)	179.0
Cash and cash equivalents, beginning of period	1,288.3	883.5

Cash and cash equivalents, end of period	$810.3	$1,062.5

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of amounts refunded	$34.1	$7.9
Liabilities assumed in acquisitions	$116.6	$19.7

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

Interim results are not necessarily indicative of results for a full year. Our results generally tend to be stronger in the third and fourth quarters of our fiscal year, as compared to the first and second quarters of our fiscal year. These financial statements should be read in conjunction with our audited financial statements for the year ended March 31, 2008, as filed with the SEC on Form 10-K.

Recently Adopted Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to choose to measure various financial instruments and certain other items at fair value. If an entity chooses to measure various financial instruments and certain other items at fair value, the standard requires that unrealized gains and losses be reported in earnings for those items measured using the fair value option. SFAS No. 159 was effective for us beginning in the first quarter of fiscal 2009. We have not elected to apply the fair value option to any of our assets or liabilities. Therefore, the adoption of SFAS No. 159 has not impacted our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions. In February 2008, the FASB issued two FASB Staff Positions that remove leasing from the scope of SFAS No. 157 and delay the effective date of SFAS No. 157 to April 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). In October 2008, the FASB issued an additional FASB Staff Position that clarifies the application of SFAS No. 157 in a market that is not active. We have adopted the required provisions of SFAS No. 157 beginning in the first quarter of fiscal 2009. The adoption of the required provisions of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. We have not determined whether the adoption of the deferred provisions of SFAS No. 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

Refer to Note 11 for information and related disclosures regarding our fair value measurements.

(2) Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of this calculation, outstanding stock options, unearned nonvested stock and unearned nonvested stock units are considered potential common shares using the treasury stock method. For the quarter ended September 30, 2008 and 2007, 10.2 million and 7.3 million weighted potential common shares, respectively, have been excluded from the calculation of diluted EPS, as they were anti-dilutive. For the six months ended September 30, 2008 and 2007, 8.8 million and 5.4 million weighted potential common shares, respectively, have been excluded from the calculation of diluted EPS, as they were anti-dilutive. The following table summarizes the basic and diluted EPS computations for the quarter and six months ended

September 30, 2008 and 2007:

	Quarter Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In millions, except per share data)		(In millions, except per share data)
Basic earnings per share:
Net earnings	$69.8	$77.4	$71.0	$132.6
Weighted average number of common shares outstanding	188.8	197.4	189.1	198.4

Basic earnings per share	$0.37	$0.39	$0.38	$0.67

Diluted earnings per share:
Net earnings	$69.8	$77.4	$71.0	$132.6
Weighted average number of common shares outstanding	188.8	197.4	189.1	198.4
Incremental shares from assumed conversions of stock options and other	3.6	4.6	3.9	5.0

Adjusted weighted average number of common shares outstanding	192.4	202.0	193.0	203.4

Diluted earnings per share	$0.36	$0.38	$0.37	$0.65

(3) Business Combination

In April 2008, we completed the acquisition of all of the outstanding common shares of BladeLogic, Inc. (BladeLogic), a leading provider of data center automation software, for $28 per share. In addition, outstanding and unvested options to acquire the common stock of BladeLogic and other share-based awards were converted pursuant to the terms of the transaction into options to purchase our common stock and other share-based awards, respectively. BladeLogic’s operating results have been included in our consolidated financial statements since the acquisition date as part of our Enterprise Service Management segment. This acquisition expands our offerings for server provisioning, application release management, automation and compliance.

The acquisition of BladeLogic’s outstanding common stock and other equity instruments resulted in total purchase consideration of $854.0 million, including approximately $19.9 million of direct acquisition costs. The following table summarizes the preliminary estimated fair values of the acquired assets and assumed liabilities recorded as of the date of acquisition.

April 18, 2008
(In millions)
Cash and cash equivalents	$73.3
Trade accounts receivable	27.1
Deferred tax assets	26.3
Other current assets	1.5
Property and equipment	1.4
Intangible assets	214.8
In-process research and development	50.3
Goodwill	570.5

Total assets acquired	965.2

Current liabilities	(17.4)
Deferred tax liabilities	(86.8)
Deferred revenue	(7.0)

Total liabilities	(111.2)

Net assets acquired	$854.0

The allocation of the purchase price to specific acquired assets and assumed liabilities was based, in part, upon appraisals of the fair value of certain assets and liabilities of BladeLogic primarily using discounted cash flow analyses. This allocation is preliminary due to continuing analysis related to the determination of the fair value of the assets acquired and liabilities assumed. Any changes to the fair value of net assets acquired, based on information as of the acquisition date, would result in a corresponding adjustment to goodwill. Factors that contributed to a purchase price that resulted in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future BladeLogic technology, support personnel to provide maintenance services related to BladeLogic products and a trained sales force capable of selling current and future BladeLogic products and the opportunity to cross-sell our products and BladeLogic products to existing customers. We believe that this acquisition will help us remain competitive in the Business Service Management market and improve our Enterprise Service Management segment results of operations. The goodwill resulting from the transaction was assigned to the Enterprise Service Management segment and is not deductible for tax purposes.

The acquired identifiable intangible assets included the following:

	Fair Value	Useful Life in Years
	(In millions)
Customer contracts and relationships	$113.9	4
Developed product technology	100.7	4
Trademarks and tradenames	0.2	1

Total identifiable intangible assets	$214.8

Future amortization expense related to the acquired identifiable intangible assets is expected to be $26.9 million, $53.7 million, $53.7 million, $53.6 million, and $2.5 million for the remainder of fiscal 2009 and for each of fiscal 2010, 2011, 2012 and 2013, respectively.

Approximately $50.3 million of the purchase price was allocated to purchased in-process research and development (IPR&D) and was written-off as of the acquisition date. The amounts allocated to IPR&D represent the estimated fair values, based on risk-adjusted cash flows and historical costs expended, related to core research and development projects that were incomplete and had neither reached technological feasibility nor been determined to have an alternative future use pending achievement of technological feasibility as of the date of acquisition. The IPR&D relates primarily to the development of a major new release to an existing core product that we plan to continue developing and expect to release in the second half of fiscal 2009.

The results of operations of BladeLogic are included in our consolidated statement of operations prospectively from April 18, 2008. The unaudited pro forma combined historical results of BMC and BladeLogic, giving effect to the acquisition assuming the transaction was consummated as of the beginning of each period presented, are as follows:

	Quarter Ended September 30, 2007	Six Months Ended September 30,
		2008	2007
	(In millions, except per share amounts)
Pro Forma Combined:
Revenue	$437.6	$905.8	$836.2
Net earnings	61.6	111.2	100.5
Basic earnings per share	0.31	0.59	0.51
Diluted earnings per share	0.30	0.58	0.49

The pro forma combined historical results do not reflect any cost savings or other synergies that might result from the transaction and they are provided for informational purposes only and are not necessarily indicative of the combined results of operations for future periods or the results that actually would have been realized had the acquisition occurred as of the beginning of each specified period. Pro forma net earnings for the six months ended September 30, 2008 excludes the IPR&D charge of $50.3 million.

(4) Long-Term Debt

Long-term debt consists of the following:

	September 30, 2008	March 31, 2008
	(In millions)
Senior unsecured notes due 2018 (net of $1.7 million of unamortized discount at September 30, 2008)	$298.3	$—
Capital leases and other obligations	19.3	16.1

Total	317.6	16.1

Less current maturities of capital leases and other obligations (included in accrued liabilities)	6.5	6.9

Long-term debt	$311.1	$9.2

In June 2008, we issued $300.0 million of senior unsecured notes due in 2018 (the Notes). Net proceeds to us after original issuance discount and issuance costs amounted to $295.6 million, which were used for general corporate purposes. The Notes were issued at an original issuance discount to face value of $1.8 million. The Notes bear interest at a rate of 7.25% per annum payable semi-annually in June and December of each year. The Notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of the Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable treasury rate plus 50 basis points, plus accrued and unpaid interest. The Notes are subject to the provisions of an indenture which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. As of September 30, 2008, we were in compliance with all such debt covenants.

(5) Segment Reporting

We are organized into two business segments, Enterprise Service Management (ESM) and Mainframe Service Management (MSM). The ESM segment derives its revenue from our service support, service assurance and service automation solutions, along with professional service revenue derived from consulting, implementation, integration and educational services related to our software products. The MSM segment derives its revenue from products for mainframe database management, monitoring and automation, enterprise scheduling and output management solutions. Beginning in the first quarter of fiscal 2009, we revised our operating segment reporting as follows: i) our professional services organization, which had previously been reported as a separate operating segment, was combined with our ESM segment, and ii) we revised and expanded our allocation of segment expenses to include direct controllable and indirect allocated operating expenses in order to derive segment operating income for each of our segments. These revisions were made in order to reflect fiscal 2009 changes in how our President and Chief Executive Officer, who is our chief operating decision maker, reviews the results of our business segments in order to assess corporate performance and make resource allocations.

Segment performance is measured based on segment operating income, reflecting segment revenue less direct and allocated indirect segment operating expenses. Direct segment operating expenses primarily include cost of revenue, selling and marketing, research and development and general and administrative expenses that can be specifically identified to a particular segment and are directly controllable by segment management, while allocated indirect segment operating expenses primarily include indirect costs within these operating expense categories that are not specifically identified to a particular segment or controllable by segment management. The indirect operating expenses are allocated to the segments based on budgeted bookings, revenue and other allocation methods that management believes to be reasonable. Our measure of segment operating income does not include the effect of share-based compensation expenses, amortization of acquired technology and other intangibles, the write-off of acquired in-process research and development or the costs associated with severance and exit activities described in Note 7, which are collectively included in unallocated operating expenses below. Assets and liabilities are reviewed by management at the consolidated level only.

The table below summarizes segment performance for the quarter and six months ended September 30, 2008 and 2007. The prior year information has been reclassified to conform to our revised segment reporting methodology.

Quarter Ended September 30, 2008	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$104.8	$70.7	$175.5
Maintenance	138.1	117.4	255.5
Professional services	35.7	—	35.7

Total revenue	278.6	188.1	466.7
Direct and allocated indirect segment operating expenses	238.9	79.2	318.1

Segment operating income	39.7	108.9	148.6

Unallocated operating expenses			43.1
Other income, net			3.2

Earnings before income taxes			$108.7

Quarter Ended September 30, 2007	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$85.5	$65.4	$150.9
Maintenance	129.2	112.0	241.2
Professional services	28.6	—	28.6

Total revenue	243.3	177.4	420.7
Direct and allocated indirect segment operating expenses	220.1	81.7	301.8

Segment operating income	23.2	95.7	118.9

Unallocated operating expenses			27.5
Other income, net			19.7

Earnings before income taxes			$111.1

Six Months Ended September 30, 2008	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$194.4	$130.5	$324.9
Maintenance	274.8	235.0	509.8
Professional services	69.5	—	69.5

Total revenue	538.7	365.5	904.2
Direct and allocated indirect segment operating expenses	481.1	163.6	644.7

Segment operating income	57.6	201.9	259.5

Unallocated operating expenses			140.7
Other income, net			11.3

Earnings before income taxes			$130.1

Six Months Ended September 30, 2007	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$152.1	$124.7	$276.8
Maintenance	254.6	222.1	476.7
Professional services	52.2	—	52.2

Total revenue	458.9	346.8	805.7
Direct and allocated indirect segment operating expenses	435.7	162.0	597.7

Segment operating income	23.2	184.8	208.0

Unallocated operating expenses			55.4
Other income, net			40.3

Earnings before income taxes			$192.9

(6) Share-Based Compensation

During the six months ended September 30, 2008, our Board of Directors and Compensation Committee approved share-based award grants to our executive officers and non-executive employees. The awards consisted of stock options related to 3.9 million underlying shares, 1.1 million shares of time-based nonvested stock units, 0.2 million shares of market performance-based nonvested stock units and 0.2 million shares of performance-based nonvested stock units. The time-based nonvested stock units generally contain vesting provisions ranging from 3 to 4 years. The market performance-based nonvested stock units vest over three twelve-month performance periods based on our relative total shareholder return in comparison to a peer set of companies over each performance period. The vesting of the performance-based nonvested stock units are contingent upon meeting certain profitability targets in fiscal 2010 and 2011.

In April 2008, in connection with the acquisition of BladeLogic, outstanding options to acquire the common stock of BladeLogic and other share-based awards were converted, pursuant to the terms of the transaction, into 1.2 million options to purchase our common stock and $13.7 million of other share-based awards.

The fair value of each option award granted is estimated as of the date of grant using a Black-Scholes option pricing model. We used the following weighted-average assumptions for awards during the quarter and six months ended September 30, 2008 and 2007:

	Quarter Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Expected volatility	34%	36%	32%	30%
Risk-free interest rate %	3.4%	4.7%	3.0%	5.0%
Expected term (in years)	5	6	4	4
Dividend yield	—	—	—	—

As of September 30, 2008, we had $171.8 million of total unrecognized share-based compensation expense related to stock options and nonvested stock and nonvested stock units that is expected to be recognized as expense over a weighted-average period of 3 years.

Share-based compensation expense as recorded in our condensed consolidated statements of operations is summarized as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In millions)
Cost of license revenue	$0.4	$0.1	$0.7	$0.3
Cost of maintenance revenue	2.6	1.8	5.1	3.6
Cost of professional services revenue	0.8	0.3	1.5	0.5
Selling and marketing expenses	7.4	5.3	15.3	10.3
Research and development expenses	3.0	3.0	6.8	5.5
General and administrative expenses	6.7	6.0	13.9	11.5

Total share-based compensation expense	$20.9	$16.5	$43.3	$31.7

(7) Severance, Exit Costs and Related Charges

We have undertaken various restructuring and process improvement initiatives in recent years with the goal of reducing costs through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. These initiatives include workforce reductions across all functions and geographies, and the affected employees were, or will be, provided cash separation packages. Additionally, as part of these initiatives, we have exited certain leases, reduced the square footage required to operate certain locations and relocated some operations to lower cost facilities. During the six months ended September 30, 2008, we identified approximately 140 employees for termination under these process improvement initiatives.

As of September 30, 2008, $11.2 million of severance and facilities costs related to actions completed under these initiatives remain accrued as follows:

	Balance at March 31, 2008	Charged to Expense	Adjustments to Estimates	Foreign Exchange Adjustments	Accretion	Cash Payments, Net of Sublease Income	Balance at September 30, 2008
	(In millions)
Severance and related costs	$8.6	$9.9	$(2.5)	$(0.5)	$—	$(9.4)	$6.1
Facilities costs	7.6	0.5	—	—	0.2	(3.2)	5.1

Total accrued	$16.2	$10.4	$(2.5)	$(0.5)	$0.2	$(12.6)	$11.2

The accruals for severance and related costs at September 30, 2008, represent the estimated amounts to be paid to employees that have been terminated or identified for termination as a result of these initiatives. These amounts are expected to be paid within twelve months from September 30, 2008. We continue to review the impact of these actions and will determine if, based on future results of operations, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.

The accruals for facilities costs at September 30, 2008, represent the remaining fair values of lease obligations for exited locations as determined at the cease-use dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2011. We may incur additional facilities charges subsequent to September 30, 2008, as a result of our on-going initiatives. Accretion (the increase in the present value of facilities accruals over time) is included in operating expenses.

(8) Income Taxes

Income tax expense was $38.9 million and $33.7 million for the quarter ended September 30, 2008 and 2007, respectively, resulting in effective tax rates of 35.8% and 30.3%, respectively. Income tax expense was $59.1 million and $60.3 million for the six months ended September 30, 2008 and 2007, respectively, resulting in effective tax rates of 45.4% and 31.3%, respectively. The effective tax rate is impacted primarily by the worldwide mix of estimated consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, changes in estimates related to our uncertain tax positions, changes in the valuation allowance recorded against our deferred tax assets, benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion and the non-deductible write-off of IPR&D expense associated with certain acquisitions.

We file a federal income tax return in the United States as well as income tax returns in various state, local and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (IRS) through the tax year ended March 31, 2003. During the quarter, we received a Notice of Deficiency from the IRS for the tax years ended March 31, 2004 and 2005. We are in the process of preparing a protest on the only two disputed issues from those years. The IRS is currently examining our tax returns for the years ended March 31, 2006 and 2007. In addition, certain tax years related to state, local and foreign jurisdictions remain subject to examination.

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

Contingencies

We have received claims from a third party alleging that we infringed on one or more of the third party’s patents. We believe that we have meritorious defenses to the claims and intend to vigorously contest them. Additionally, we have asserted counter-claims against the third party alleging infringement on certain of our patents. No formal proceedings have been initiated by either party and the ultimate outcome of this matter cannot be estimated at this time.

We are party to various labor claims brought by certain former international employees alleging that amounts are due such employees for unpaid commissions and other compensation. The claims are in various stages and are not expected to be fully resolved in the near future. We intend to vigorously contest all of the claims. However, the ultimate outcome of all of the claims cannot be estimated at this time.

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

(10) Treasury Stock

Our Board of Directors previously authorized a total of $3.0 billion to repurchase common stock. During the quarter and six months ended September 30, 2008, we repurchased 3.1 million and 5.7 million shares, respectively, for $100.0 million and $200.0 million, respectively, under this stock repurchase program. As of September 30, 2008, there was approximately $474.9 million remaining in this stock repurchase program, which does not have an expiration date. In addition, during the quarter and six months ended September 30, 2008, we repurchased less than 0.1 million and 0.4 million shares, respectively, for $0.3 million and $16.1 million, respectively, to satisfy employee tax withholding obligations upon the lapse of restrictions on nonvested stock grants.

(11) Financial Instruments

We measure certain financial instruments at fair value on a recurring basis. These financial instruments consist of money-market funds, US Treasury securities, auction rate securities, certificates of deposit, and mutual funds and other securities that have readily determinable fair values. All of our investments are classified as available-for-sale. In addition, we utilize certain derivative financial instruments to manage our foreign currency exchange risk. The fair values associated with these derivative financial instruments are included in other current assets and accounts payable in our consolidated balance sheets. The fair values of these financial instruments were determined using the following inputs at September 30, 2008:

	Fair Value Measurements at Reporting Date Using
September 30, 2008	Total	Quoted Prices in Active Markets for Identical Assets(1) (Level 1)	Significant Other Observable Inputs(2) (Level 2)	Significant Unobservable Inputs(3) (Level 3)
	(In millions)
Assets
Cash equivalents
Money market funds	$344.1	$344.1
US treasury securities	207.9	207.9
Certificate of deposit	30.8	30.8
Short-term and long-term investments
US treasury securities	73.0	73.0
Auction rate securities	67.9			67.9
Certificate of deposit	42.3	42.3
Mutual funds and other	15.7	15.7
Foreign currency exchange derivatives	6.4	—	6.4	—

Total	$788.1	$713.8	$6.4	$67.9

Liabilities
Foreign currency exchange derivatives	$2.8	$—	$2.8	$—

Total	$2.8	$—	$2.8	$—

(1)	Level 1 classification is applied to any asset that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.

(2)

Level 2 classification is applied to assets that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.

(3)	Level 3 classification is applied to assets when prices are not derived from existing market data.

As of September 30, 2008, we held auction rate securities with a par value of $72.2 million and an estimated fair value of $67.9 million. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. Substantially all of these bonds are currently rated AAA or equivalent by Moody’s and Standard and Poor’s. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities using internally developed probability-weighted cash flow models based on assumptions regarding probabilities of various scenarios including redemption of the securities at par, recovery of the auction rate market, the securities remaining illiquid until maturity, a liquidity-driven forced sale of the securities and an outright default of the securities. During the six months ended September 30, 2008, we recorded an unrealized loss of $1.0 million that is included in other comprehensive income, as we believe the decline in fair value of the auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost, the length of time the investments have been in an unrealized loss position and our ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, we classified these securities as long-term investments at September 30, 2008. The following table presents changes to our determination of the fair value of the auction rate securities during the six months ended September 30, 2008:

Auction Rate Securities
(In millions)
Balance at April 1, 2008	$68.9
Unrealized loss included in other comprehensive income	(1.0)

Balance at September 30, 2008	$67.9

(12) Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 is effective for us beginning in the fourth quarter of fiscal 2009. Because SFAS No. 161 applies only to financial statement disclosures, it will not have any impact on our consolidated financial position, results of operations or cash flows.

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

In April 2008, the FASB issued Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Based on our current operations, we do not expect that the adoption of FSP FAS 142-3 will have a material impact on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q for the quarter ended September 30, 2008 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties affect our operating results, and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. It is important that the historical discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties included in our Annual Report on Form 10-K for fiscal 2008, with the audited financial statements and notes thereto, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During the first half of fiscal 2009, we continued to focus on our leadership in Business Service Management (BSM) by responding to IT executive needs, improving IT service quality and supporting business priorities. Our two segments, Enterprise Service Management (ESM) and Mainframe Service Management (MSM), continue to provide the focus to align our resources and product development efforts to meet the demands of the dynamic markets we serve. Our financial performance in terms of revenue, expense management, operating income and operating cash flows for the second quarter and full first half of fiscal 2009 was strong, despite the continuing uncertainty in the global markets. We believe that our performance reflects the tangible value that our solutions offer customers in both good and difficult economic environments, along with our strong ability to control and manage our expenses.

In April 2008, we acquired BladeLogic, Inc. (BladeLogic), a leading provider of data center automation software, for total purchase consideration of $854.0 million. This acquisition expands our service automation offerings for server provisioning, application release management, and configuration automation and compliance.

In June 2008, we completed the issuance of $300.0 million in senior unsecured notes due 2018 (the Notes). Net proceeds from this offering amounted to $295.6 million, which were used for general corporate purposes.

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

Because our software solutions are designed for and marketed to companies to manage their IT infrastructure from a business perspective, demand for our products, and therefore our financial results, are dependent upon corporations continuing to value such solutions and invest in such technology. There are a number of trends that have historically influenced demand for systems management software, including, among others, business demands placed on IT, computing capacity within IT departments, complexity of IT systems, and IT operational costs. Our financial results are also influenced by many economic and industry conditions, including, but not limited to, general economic and market conditions in the United States and other economies in which we market products, corporate spending generally, IT budgets, the competitiveness of the systems management software industry, the adoption rate for BSM and the stability of the mainframe market. As a result of recent changes in global economic conditions, including changes in foreign currency exchange rates and forecasts of contracting IT spending, we have recently reduced our bookings, revenue growth and operating cash flow expectations for the remainder of the fiscal year. In view of this, our operating plans include continued discipline in controlling expenses and ongoing efforts to simplify processes and increase efficiencies.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for fiscal 2008 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during the six months ended September 30, 2008.

Recently Adopted Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to choose to measure various financial instruments and certain other items at fair value. If an entity chooses to measure various financial instruments and certain other items at fair value, the standard requires that unrealized gains and losses be reported in earnings for those items measured using the fair value option. SFAS No. 159 was effective for us beginning in the first quarter of fiscal 2009. We have not elected to apply the fair value option to any of our assets or liabilities. Therefore, the adoption of SFAS No. 159 has not impacted our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, with certain exceptions. In February 2008, the FASB issued two FASB Staff Positions that remove leasing from the scope of SFAS No. 157 and delay the effective date of SFAS No. 157 to April 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is at least annually). In October 2008, the FASB issued an additional FASB Staff Position that clarifies the application of SFAS No. 157 in a market that is not active. We have adopted the required provisions of SFAS No. 157 beginning in the first quarter of fiscal 2009. The adoption of the required provisions of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. We have not determined whether the adoption of the deferred provisions of SFAS No. 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

Results of Operations and Financial Condition

The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income represent of total revenue. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenue
	Quarter Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenue:
License	37.6%	35.9%	35.9%	34.4%
Maintenance	54.7%	57.3%	56.4%	59.2%
Professional services	7.6%	6.8%	7.7%	6.5%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenue	6.3%	5.9%	6.3%	5.9%
Cost of maintenance revenue	10.0%	9.4%	9.6%	10.1%
Cost of professional services revenue	7.8%	7.2%	7.9%	7.1%
Selling and marketing expenses	29.3%	30.7%	30.6%	31.9%
Research and development expenses	11.5%	11.8%	12.8%	11.8%
General and administrative expenses	10.3%	12.1%	11.2%	12.6%
In-process research and development	—	—	5.6%	0.3%
Amortization of intangible assets	1.9%	0.8%	1.9%	0.8%
Severance, exit costs and related charges	0.3%	0.5%	0.9%	0.5%
Total operating expenses	77.4%	78.3%	86.9%	81.1%
Operating income	22.6%	21.7%	13.1%	18.9%
Other income, net	0.7%	4.7%	1.2%	5.0%
Earnings before income taxes	23.3%	26.4%	14.4%	23.9%
Provision for income taxes	8.3%	8.0%	6.5%	7.5%
Net earnings	15.0%	18.4%	7.9%	16.5%

Revenue

The following table provides information regarding license and maintenance revenue for the quarter and six months ended September 30, 2008 and 2007:

Software License Revenue	Quarter Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
Enterprise Service Management	$104.8	$85.5	22.6%	$194.4	$152.1	27.8%
Mainframe Service Management	70.7	65.4	8.1%	130.5	124.7	4.7%

Total software license revenue	$175.5	$150.9	16.3%	$324.9	$276.8	17.4%

Software Maintenance Revenue	Quarter Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
Enterprise Service Management	$138.1	$129.2	6.9%	$274.8	$254.6	7.9%
Mainframe Service Management	117.4	112.0	4.8%	235.0	222.1	5.8%

Total software maintenance revenue	$255.5	$241.2	5.9%	$509.8	$476.7	6.9%

Total Software Revenue	Quarter Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
Enterprise Service Management	$242.9	$214.7	13.1%	$469.2	$406.7	15.4%
Mainframe Service Management	188.1	177.4	6.0%	365.5	346.8	5.4%

Total software revenue	$431.0	$392.1	9.9%	$834.7	$753.5	10.8%

Software License Revenue

Total software license revenue was $175.5 million for the quarter ended September 30, 2008, an increase of 16.3%, or $24.6 million, from the prior year period. This increase was attributable to license revenue increases in both the ESM and MSM segments, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $5.5 million for the quarter ended September 30, 2008, as compared to the prior year period. Of the license transactions recorded, the percentage of license revenue recognized upfront decreased from 55% during the quarter ended September 30, 2007 to 51% during the quarter ended September 30, 2008. During the quarter ended September 30, 2008, we recorded 35 transactions with license values over $1 million, with a total license value of $104.6 million, compared with 19 transactions with license values over $1 million, with a total license value of $52.5 million, in the prior year quarter.

Total software license revenue was $324.9 million for the six months ended September 30, 2008, an increase of 17.4%, or $48.1 million, from the prior year period. This increase was attributable to license revenue increases in both the ESM and MSM segments, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $13.2 million for the six months ended September 30, 2008, as compared to the prior year period. Of the license transactions recorded, the percentage of license revenue recognized upfront increased from 48% during the six months ended September 30, 2007 to 51% during the six months ended September 30, 2008. During the six months ended September 30, 2008, we recorded 50 transactions with license values over $1 million, with a total license value of $155.4 million, compared with 36 transactions with license values over $1 million, with a total license value of $128.1 million, in the prior year period.

ESM license revenue represented 59.7%, or $104.8 million, and 59.8%, or $194.4 million, of our total license revenue for the quarter and six months ended September 30, 2008, respectively, and 56.7%, or $85.5 million, and 54.9%, or $152.1 million, of our total license revenue for the quarter and six months ended September 30, 2007, respectively. ESM license revenue for the quarter ended September 30, 2008 increased 22.6%, or $19.3 million, from the prior year period. ESM license revenue for the six months ended September 30, 2008 increased 27.8%, or $42.3 million, from the prior year period. These period over period increases were attributable primarily to increased demand for our BSM solutions, inclusive of incremental service automation revenues resulting from our acquisition of BladeLogic in April 2008 and our fiscal 2008 acquisitions, as well as an increase in the recognition of previously deferred license revenue quarter over quarter, partially offset by an increase in the level of new license transactions with revenue being deferred into future periods. Service Automation license revenue contributed by BladeLogic amounted to $16.8 million and $32.1 million during the quarter and six months ended September 30, 2008, respectively.

MSM license revenue represented 40.3%, or $70.7 million, and 40.2%, or $130.5 million, of our total license revenue for the quarter and six months ended September 30, 2008, respectively, and 43.3%, or $65.4 million, and 45.1%, or $124.7 million, of our total license revenue for the quarter and six months ended September 30, 2007, respectively. MSM license revenue for the quarter ended September 30, 2008 increased 8.1%, or $5.3 million, from the prior year period. MSM license revenue for the six months ended September 30, 2008 increased 4.7%, or $5.8 million, from the prior year period. These period over period increases were attributable primarily to an increase in the recognition of previously deferred license revenue period over period, partially offset by a decrease in the volume of license transactions recorded.

Deferred License Revenue

Changes to deferred license revenue for the quarter and six months ended September 30, 2008 and 2007 are summarized as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(In millions)
Deferred license revenue balance at beginning of period	$554.0	$520.2	$555.4	$504.4
Deferrals of license revenue	92.3	63.9	165.1	146.7
Recognition from deferred license revenue	(78.6)	(73.1)	(153.4)	(140.2)
Impact of foreign currency exchange rate changes	(2.0)	0.8	(1.4)	0.9

Deferred license revenue balance at end of period	$565.7	$511.8	$565.7	$511.8

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

Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenue to be recognized each quarter becomes more predictable as a larger percentage of that revenue comes from the deferred license revenue balance. As of September 30, 2008, the deferred license revenue balance was $565.7 million. As additional license revenue is deferred in future periods, the amounts to be recognized in future periods will increase. A summary of the estimated deferred license revenue we expect to recognize in future periods as of September 30, 2008 follows (in millions):

Remainder fiscal 2009	$159.3
Fiscal 2010	$207.9
Fiscal 2011 and thereafter	$198.5

Software Maintenance Revenue

Total software maintenance revenue was $255.5 million for the quarter ended September 30, 2008, an increase of 5.9%, or $14.3 million, from the prior year period. Total software maintenance revenue was $509.8 million for the six months ended September 30, 2008, an increase of 6.9%, or $33.1 million, from the prior year period. These period over period increases were attributable to increases in both ESM and MSM maintenance revenue as discussed below.

ESM maintenance revenue represented 54.1%, or $138.1 million, and 53.9%, or $274.8 million, of our total maintenance revenue for the quarter and six months ended September 30, 2008, respectively, and 53.6%, or $129.2 million, and 53.4%, or $254.6 million, of our total maintenance revenue for the quarter and six months ended September 30, 2007, respectively. ESM maintenance revenue for the quarter ended September 30, 2008 increased 6.9%, or $8.9 million, over the prior year period. ESM maintenance revenue for the six months ended September 30, 2008 increased 7.9%, or $20.2 million, over the prior year period. These period over period increases were attributable primarily to the expansion of our installed ESM customer license base, including incremental maintenance revenue resulting from of our acquisition of BladeLogic in April 2008 and our fiscal 2008 acquisitions. Maintenance revenue contributed by BladeLogic amounted to $3.7 million and $5.6 million during the quarter and six months ended September 30, 2008, respectively.

MSM maintenance revenue represented 45.9%, or $117.4 million, and 46.1%, or $235.0 million, of our total maintenance revenue for the quarter and six months ended September 30, 2008, respectively, and 46.4%, or $112.0 million, and 46.6%, or $222.1 million, of our total maintenance revenue for the quarter and six months ended September 30, 2007, respectively. MSM maintenance revenue for the quarter ended September 30, 2008 increased 4.8%, or $5.4 million, over the prior year period. MSM maintenance revenue for the six months ended September 30, 2008 increased 5.8%, or $12.9 million, over the prior year period. These period over period increases were attributable primarily to the expansion of our installed MSM customer license base and increasing capacities of the current installed base.

As of September 30, 2008, the deferred maintenance revenue balance was $1,175.9 million. A summary of the estimated deferred maintenance revenue we expect to recognize in future periods as of September 30, 2008, follows (in millions):

Remainder of fiscal 2009	$385.6
Fiscal 2010	$435.3
Fiscal 2011 and thereafter	$355.0

Domestic vs. International Revenue

	Quarter Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
License:
Domestic	$98.5	$76.3	29.1%	$171.0	$142.4	20.1%
International	77.0	74.6	3.2%	153.9	134.4	14.5%

Total license revenue	175.5	150.9	16.3%	324.9	276.8	17.4%

Maintenance:
Domestic	138.0	131.3	5.1%	275.9	260.7	5.8%
International	117.5	109.9	6.9%	233.9	216.0	8.3%

Total maintenance revenue	255.5	241.2	5.9%	509.8	476.7	6.9%

Professional services:
Domestic	15.9	11.9	33.6%	29.8	22.0	35.5%
International	19.8	16.7	18.6%	39.7	30.2	31.5%

Total professional services revenue	35.7	28.6	24.8%	69.5	52.2	33.1%

Total domestic revenue	252.4	219.5	15.0%	476.7	425.1	12.1%
Total international revenue	214.3	201.2	6.5%	427.5	380.6	12.3%

Total revenue	$466.7	$420.7	10.9%	$904.2	$805.7	12.2%

License Revenue

Our domestic license revenue represented 56.1%, or $98.5 million, and 50.6%, or $76.3 million, of our total license revenue for the quarter ended September 30, 2008 and 2007, respectively. Our domestic license revenue for the quarter ended September 30, 2008 increased 29.1%, or $22.2 million, over the prior year period. This period over period increase was attributable primarily to an increase in ESM license revenue, including incremental revenue resulting from our acquisition of BladeLogic in April 2008 and our fiscal 2008 acquisitions, and an increase in MSM license revenue. Our domestic license revenue represented 52.6%, or $171.0 million, and 51.4%, or $142.4 million, of our total license revenue for the six months ended September 30, 2008 and 2007, respectively. Our domestic license revenue for the six months ended September 30, 2008 increased 20.1%, or $28.6 million, compared to the same period in the prior year. This period over period increase was attributable primarily to an increase in ESM license revenue, including incremental revenue resulting from our acquisition of BladeLogic in April 2008 and our fiscal 2008 acquisitions, as MSM domestic license revenue was relatively flat period over period.

Our international license revenue represented 43.9%, or $77.0 million, and 49.4%, or $74.6 million, of our total license revenue for the quarter ended September 30, 2008 and 2007, respectively. Our international license revenue for the quarter ended September 30, 2008 increased 3.2%, or $2.4 million, over the prior year period. This period over period increase was attributable to an increase in MSM license revenue in our European market, partially offset by a decrease in MSM license revenue in our Latin American markets. Our international license revenue represented 47.4%, or $153.9 million, and 48.6%, or $134.4 million, of our total license revenue for the six months ended September 30, 2008 and 2007, respectively. Our international license revenue for the six months ended September 30, 2008 increased 14.5%, or $19.5 million, over the prior year period. This period over period increase was attributable to ESM and MSM license revenue increases in most of our international regions. The ESM license revenue increase was attributable primarily to increases in our European market, principally due to incremental revenue resulting from our acquisition of BladeLogic in

April 2008, and to a lesser degree increases in our Latin America and Asia Pacific markets. The MSM license revenue increase was attributable primarily to increases in our European and Asia Pacific markets. Both the quarter and year-to-date period over period increases discussed above were impacted favorably by changes in foreign exchange rates.

Maintenance Revenue

Our domestic maintenance revenue represented 54.0%, or $138.0 million, and 54.4%, or $131.3 million, of our total maintenance revenue for the quarter ended September 30, 2008 and 2007, respectively. For the quarter ended September 30, 2008, domestic maintenance revenue increased 5.1%, or $6.7 million, over the prior year period. This period over period increase was attributable to increases in both ESM and MSM maintenance revenue, including incremental ESM maintenance revenue resulting from our acquisition of BladeLogic in April 2008 and our fiscal 2008 acquisitions. Our domestic maintenance revenue represented 54.1%, or $275.9 million, and 54.7%, or $260.7 million, of our total maintenance revenue for the six months ended September 30, 2008 and 2007, respectively. For the six months ended September 30, 2008, domestic maintenance revenue increased 5.8%, or $15.2 million, over the prior year period. This period over period increase was attributable to increases in both ESM and MSM maintenance revenue, including incremental ESM maintenance revenue resulting from our acquisition of BladeLogic in April 2008 and our fiscal 2008 acquisitions.

Our international maintenance revenue represented 46.0%, or $117.5 million, and 45.6%, or $109.9 million, of our total maintenance revenue for the quarter ended September 30, 2008 and 2007, respectively. For the quarter ended September 30, 2008, international maintenance revenue increased 6.9%, or $7.6 million, over the prior year period. Our international maintenance revenue represented 45.9%, or $233.9 million, and 45.3%, or $216.0 million, of our total maintenance revenue for the six months ended September 30, 2008 and 2007, respectively. For the six months ended September 30, 2008, international maintenance revenue increased 8.3%, or $17.9 million, over the prior year period. These period over period increases were attributable to ESM and MSM maintenance revenue increases in each of our core international regions, resulting from the growth in our installed customer base. Both the quarter and year-to-date period over period increases discussed above were impacted favorably by changes in foreign exchange rates.

Professional Services Revenue

Professional services revenue increased 24.8%, or $7.1 million, and 33.1%, or $17.3 million, for the quarter and six months ended September 30, 2008, respectively, as compared to the prior year periods. Domestic professional services revenue for the quarter and six months ended September 30, 2008 increased 33.6%, or $4.0 million, and 35.5%, or $7.8 million, as compared to the prior year periods. International professional services revenue for the quarter and six months ended September 30, 2008 increased 18.6%, or $3.1 million, and 31.5%, or $9.5 million, as compared to the prior year periods. These period over period increases were attributable primarily to increases in implementation and consulting services, principally related to growth in BSM solution sales and inclusive of incremental revenue resulting from our acquisition of BladeLogic in April 2008.

Operating Expenses

	Quarter Ended September 30,			Six Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In millions)			(In millions)
Cost of license revenue	$29.5	$24.7	19.4%	$57.1	$47.9	19.2%
Cost of maintenance revenue	46.6	39.7	17.4%	87.1	81.6	6.7%
Cost of professional services revenue	36.3	30.1	20.6%	71.5	57.6	24.1%
Selling and marketing expenses	136.7	129.1	5.9%	277.1	257.0	7.8%
Research and development expenses	53.7	49.6	8.3%	115.5	95.2	21.3%
General and administrative expenses	48.2	50.8	(5.1)%	101.7	101.5	0.2%
In-process research and development	—	—	—	50.3	2.2	*
Amortization of intangible assets	8.7	3.4	155.9%	17.2	6.4	168.8%
Severance, exit costs and related charges	1.5	1.9	(21.1)%	7.9	3.7	113.5%

Total operating expenses	$361.2	$329.3	9.7%	$785.4	$653.1	20.3%

*	— not meaningful.

Cost of License Revenue

Cost of license revenue consists primarily of (i) the amortization of capitalized software costs for internally developed products, (ii) amortization of acquired technology for products acquired through business combinations, (iii) license-based royalties to third parties and (iv) production and distribution costs for initial product licenses. For the quarters ended September 30, 2008 and 2007, cost of license revenue represented 6.3%, or $29.5 million, and 5.9%, or $24.7 million, of total revenue, respectively, and 16.8% and 16.4% of license revenue, respectively. For the six months ended September 30, 2008 and 2007, cost of license revenue represented 6.3%, or $57.1 million, and 5.9%, or $47.9 million, of total revenue, respectively, and 17.6% and 17.3% of license revenue, respectively. Cost of license revenue increased 19.4%, or $4.8 million, and 19.2%, or $9.2 million, during the quarter and six months ended September 30, 2008, respectively, as compared to the prior year periods. These period over period increases were attributable primarily to an increase in the amortization of acquired technology related to fiscal 2008 and 2009 acquisitions, partially offset by the conclusion of the amortization of certain acquired technology from earlier acquisitions.

Cost of Maintenance Revenue

Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the quarters ended September 30, 2008 and 2007, cost of maintenance revenue represented 10.0%, or $46.6 million, and 9.4%, or $39.7 million, of total revenue, respectively, and 18.2% and 16.5% of maintenance revenue, respectively. For the six months ended September 30, 2008 and 2007, cost of maintenance revenue represented 9.6%, or $87.1 million, and 10.1%, or $81.6 million, of total revenue, respectively, and 17.1% of maintenance revenue in each period. Cost of maintenance revenue increased 17.4%, or $6.9 million, and 6.7%, or $5.5 million, during the quarter and six months ended September 30, 2008, respectively, as compared to the prior year periods. These period over period increases were attributable primarily to an increase in resources dedicated to maintenance projects and an increase in share-based compensation expense, partially offset by a decrease in third-party outsourcing costs.

Cost of Professional Services Revenue

Cost of professional services revenue consists primarily of salaries, related personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers, and the related infrastructure to support these activities. For the quarters ended September 30, 2008 and 2007, cost of professional services revenue represented 7.8%, or $36.3 million, and 7.2%, or $30.1 million, of total revenue, respectively, and 101.7% and 105.2% of professional services revenue, respectively. For the six months ended September 30, 2008 and 2007, cost of professional services revenue represented 7.9%, or $71.5 million, and 7.1%, or $57.6 million, of total revenue, respectively, and 102.9% and 110.3% of professional services revenue, respectively. Cost of professional services revenue increased 20.6%, or $6.2 million, and 24.1%, or $13.9 million, during the quarter and six months ended September 30, 2008, respectively, as compared to the prior year periods. These period over period increases were attributable primarily to an increase in professional service enablement personnel and an increase in third party consulting fees associated with a larger volume of BSM implementations, including incremental costs associated with our acquisition of BladeLogic in April 2008, as well as the impact from changes in foreign exchange rates associated with international expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarters ended September 30, 2008 and 2007, selling and marketing expenses represented 29.3%, or $136.7 million, and 30.7%, or $129.1 million, of total revenue, respectively, and represented 30.6%, or $277.1 million, and 31.9%, or $257.0 million, of total revenue for the six months ended September 30, 2008 and 2007, respectively. Selling and marketing expenses increased 5.9%, or $7.6 million, and 7.8%, or $20.1 million, during the quarter and six months ended September 30, 2008, respectively, as compared to the prior year periods. These increases were attributable primarily to an increase in sales personnel cost and related variable compensation, resulting principally from our acquisition of BladeLogic in April 2008, and to a lesser degree an increase in share-based compensation expense and the impact from changes in foreign exchange rates associated with international expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries and personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunication costs and personnel costs associated with our development and production labs. For the quarters ended September 30, 2008 and 2007, research and development expenses represented 11.5%, or $53.7 million, and 11.8%, or $49.6 million, of total revenue, respectively, and represented 12.8%, or $115.5 million, and 11.8%, or $95.2 million, of total revenue for the six months ended September 30, 2008, and 2007, respectively. Research and development expenses increased 8.3%, or $4.1 million, and 21.3%, or $20.3 million, during the quarter and six months ended September 30, 2008, respectively, as compared to the prior year periods. These increases were attributable primarily to an increase in research and development personnel and related costs resulting principally from our acquisition of BladeLogic in April 2008 and a decrease in research and development personnel and related costs allocated to software development projects that were capitalized.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses are fees paid for outside legal and accounting services, consulting projects and insurance. General and administrative expenses represented 10.3%, or $48.2 million, and 12.1%, or $50.8 million, of total revenue during the quarters ended September 30, 2008 and 2007, respectively, and represented 11.2%, or $101.7 million, and 12.6%, or $101.5 million, of total revenue during the six months ended September 30, 2008 and 2007, respectively. General and administrative expenses decreased 5.1%, or $2.6 million, during the quarter ended September 30, 2008 as compared to the prior year period, primarily due to a decrease in personnel cost and related variable compensation expense, including the impact of incremental costs capitalized in connection with upgrades and modifications to our enterprise resource planning system, partially offset by an increase in professional service and consulting fees and share-based compensation expense. General and administrative expenses remained relatively flat during the six months ended September 30, 2008 as compared to the prior year period, which is reflective primarily of an increase in professional service and consulting fees and share-based compensation expense, principally offset by a decrease in personnel cost and related variable compensation, including the impact of incremental costs capitalized in connection with upgrades and modifications to our enterprise resource planning system.

In-process Research and Development

During the six months ended September 30, 2008 and 2007, we expensed acquired in-process research and development (IPR&D) totaling $50.3 million and $2.2 million in connection with our first fiscal quarter acquisitions of BladeLogic and ProactiveNet, Inc., respectively. The amounts allocated to IPR&D represent the estimated fair values, based on risk-adjusted cash flows and historical costs expended, related to core research and development projects that were incomplete and had neither reached technological feasibility nor been determined to have an alternative future use pending achievement of technological feasibility as of the date of acquisition.

The BladeLogic IPR&D relates primarily to the development of a major new release to an existing core product that we plan to continue developing and expect to release in the second half of fiscal 2009. The estimated cost of completing these projects as of the acquisition date was approximately $7.4 million, which has not materially changed since the acquisition.

Amortization of Intangible Assets

Amortization of intangible assets consists primarily of the amortization of finite-lived customer contracts and relationships, developed product technology and tradenames recorded in connection with acquisitions. Amortization of intangible assets increased 155.9%, or $5.3 million, and 168.8%, or $10.8 million, during the quarter and six months ended September 30, 2008, respectively, as compared to the prior year periods. These increases were attributable to additional amortization associated with intangibles acquired in connection with fiscal 2008 and 2009 acquisitions, partially offset by the conclusion of the amortization of certain intangibles from earlier acquisitions.

Severance, Exit Costs and Related Charges

We have undertaken various restructuring and process improvement initiatives in recent years to reduce costs through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. We recorded $1.5 million and $1.9 million in expense related to these actions during the quarters ended September 30, 2008 and 2007, respectively, and $7.9 million and $3.7 million in expense related to these actions during the six months ended September 30, 2008 and 2007, respectively. These expenses were attributable primarily to identified workforce reductions and associated cash separation packages paid or accrued by us. The separation charges for the quarter and six months ended September 30, 2008 relate to the identification of approximately 20 and 140 personnel for termination, respectively, consisting primarily of sales personnel in product areas that were not achieving desired profitability as well as the elimination of certain non-quota bearing positions, and to a lesser degree the reduction of certain research and development personnel. While we will reduce future operating expenses as a result of these fiscal 2009 actions, we anticipate that these reductions will be principally offset by incremental personnel-related expenses in other areas, including that related to additional customer facing personnel within our field sales organization. We will continue to evaluate additional actions that may be necessary in the future to achieve our business goals.

Other Income, Net

Other income, net, consists primarily of interest earned, realized gains and losses on investments and interest expense on our Notes and capital leases. Other income, net, for the quarters ended September 30, 2008 and 2007 was $3.2 million and $19.7 million, respectively, and for the six months ended September 30, 2008 and 2007 was $11.3 and $40.3 million, respectively. Other income, net, decreased 83.8%, or $16.5 million, and 72.0%, or $29.0 million, during the quarter and six months ended September 30, 2008 as compared to the prior year periods, primarily due to a decrease in interest income resulting from lower average investment yields on lower average investment balances and an increase in interest expense related to our Notes issued in June.

Income Taxes

Income tax expense was $38.9 million and $33.7 million for the quarters ended September 30, 2008 and 2007, respectively, resulting in effective tax rates of 35.8% and 30.3%, respectively. Income tax expense was $59.1 million and $60.3 million for the six months ended September 30, 2008 and 2007, respectively, resulting in effective tax rates of 45.4% and 31.3%, respectively. The effective tax rate is impacted primarily by the worldwide mix of estimated consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, changes in estimates related to our uncertain tax positions, changes in the valuation allowance recorded against our deferred tax assets, benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion and the non-deductible write-off of IPR&D expense associated with certain acquisitions. The increase in the effective tax rate for the current quarter was attributable primarily to current tax expense of $6.8 million related to an intercompany transfer of rights associated with the IPR&D from the BladeLogic acquisition. Additionally, the increase in the effective tax rate for the six months ended September 30, 2008 was attributable primarily to our write-off of IPR&D expense in connection with the BladeLogic acquisition, partially offset by a decrease attributable to the extraterritorial income exclusion.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 is effective for us beginning in the fourth quarter of fiscal 2009. Because SFAS No. 161 applies only to financial statement disclosures, it will not have any impact on our consolidated financial position, results of operations or cash flows.

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

In April 2008, the FASB issued Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Based on our current operations, we do not expect that the adoption of FSP FAS 142-3 will have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

At September 30, 2008, we had $1.0 billion in cash, cash equivalents and investments, approximately 37% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $149.2 million of earnings that we have determined will be invested indefinitely in our international operations. Were such earnings to be repatriated, we would incur a United States Federal income tax liability that is not currently accrued in our financial statements.

In June 2008, we issued $300.0 million of Notes. Net proceeds to us after discount and issuance costs amounted to $295.6 million, which were used for general corporate purposes. The Notes bear interest at a rate of 7.25% per year payable semi-annually in June and December of each year. The Notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable treasury rate plus 50 basis points, plus, accrued and unpaid interest. The Notes are subject to the provisions of an indenture which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. As of September 30, 2008, we were in compliance with all such debt covenants.

As of September 30, 2008, we held auction rate securities with a par value of $72.2 million and an estimated fair value of $67.9 million. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. Substantially all of these bonds are currently rated AAA or equivalent by Moody’s and Standard and Poor’s. We do not have reason to believe that any of the underlying issuers of our auction rate securities are presently at risk or that the underlying credit quality of the assets backing our auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate the current lack of liquidity of these investments to have a material impact on our business strategy, financial condition, results of operations or cash flows.

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

Our cash flows were as follows during the six months ended September 30, 2008 and 2007:

	Six Months Ended September 30,
	2008	2007
	(In millions)
Net cash provided by operating activities	$226.6	$318.9
Net cash provided by (used in) investing activities	(842.5)	61.8
Net cash provided by (used in) financing activities	157.0	(215.5)
Effect of exchange rate changes on cash and cash equivalents	(19.1)	13.8

Net change in cash and cash equivalents	$(478.0)	$179.0

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been cash flows generated from operating activities. Net cash provided by operating activities decreased $92.3 million during the six months ended September 30, 2008, as compared to the prior year period. This decrease was attributable primarily to higher cash receipts on financed receivables in the prior year period, partially offset by a reduction in cash payments on finance payables in the current period.

Cash Flows from Investing Activities

Net cash used in investing activities was $842.5 million during the six months ended September 30, 2008, as compared to net cash provided by investing activities of $61.8 million in the prior year period. This difference was attributable primarily to cash expended in the current period for our acquisition of BladeLogic and a period over period decrease in proceeds from maturities and sales of investments, partially offset by a period over period decrease in investment purchases and capitalized software development costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $157.0 million for the six months ended September 30, 2008 as compared to net cash used in financing activities of $215.5 million in the prior year period. This difference was attributable primarily to net proceeds received in the current period related to the issuance of our Notes, a period over period decrease in treasury stock purchases and a period over period increase in the excess tax benefit from share-based compensation.

Treasury Stock Purchases

Our Board of Directors previously authorized a total of $3.0 billion to repurchase common stock. During the quarter and six months ended September 30, 2008, we repurchased 3.1 million and 5.7 million shares, respectively, for $100.0 million and $200.0 million, respectively, under this stock repurchase program. From the inception of the stock repurchase authorization through September 30, 2008, we have purchased 109.7 million shares for $2.5 billion. In addition, during the quarter and six months ended September 30, 2008, we repurchased less than 0.1 million and 0.4 million shares, respectively, for $0.3 million and $16.1 million, respectively, to satisfy tax withholding obligations upon the lapse of restrictions on nonvested stock grants. The repurchase of stock is funded solely with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Issuer Purchases of Equity Securities below for a monthly detail of treasury stock purchases for the quarter ending September 30, 2008.

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

Item 4. Controls and Procedures

Material Weakness Previously Disclosed

As discussed in Item 9A of our Annual Report on Form 10-K for fiscal 2008, as of March 31, 2008, we identified a material weakness in the design and operation of our internal controls over the accounting for income taxes related to the reconciliation, analysis and review procedures operating at that date. Although we have designed and implemented controls that we believe will remediate the material weakness, we are unable to conclude the material weakness has been remediated as of September 30, 2008 because many of the remedial actions we have taken are recent and therefore an insufficient amount of time has passed for us to verify that the additional remediation measures are operating effectively.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, management has concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2009, as part of our plan to address the aforementioned material weakness, we implemented enhanced reconciliation, analysis and review procedures related to our accounting for income taxes. These actions are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

Item 2. Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Total Dollar Value of Shares Purchased as Part of a Publicly Announced Program(2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
July 1-31, 2008	8,632	$—	—	$—	$574,865,715
August 1-31, 2008	931,264	$33.52	931,000	31,209,254	$543,656,461
September 1-30, 2008	2,181,150	$31.54	2,181,150	68,788,957	$474,867,504

Total	3,121,046	$32.13	3,112,150	$99,998,211	$474,867,504

(1)	Includes 8,896 shares of our common stock withheld by us to satisfy employee withholding obligations.

(2)

Our Board of Directors have previously authorized a total of $3.0 billion to repurchase stock. As of September 30, 2008, there was $474.9 million remaining in this stock repurchase program and the program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

At BMC Software’s Annual Meeting of Stockholders held on July 22, 2008, the following proposals were adopted by the margins indicated:

	NUMBER OF SHARES
	VOTED FOR	WITHHELD
1. To elect our nine directors, each to serve until the next annual meeting or until his/her respective successor has been duly elected and qualified.
B. Garland Cupp	168,948,518	7,430,833
Robert E. Beauchamp	169,151,459	7,227,892
Jon E. Barfield	159,663,921	16,715,430
Gary Bloom	170,042,112	6,337,239
Meldon K. Gafner	168,868,243	7,511,108
P. Thomas Jenkins	169,955,519	6,423,832
Louis J. Lavigne, Jr.	164,017,098	12,362,253
Kathleen A. O’Neil	159,759,954	16,619,397
Tom C. Tinsley	168,907,140	7,472,211

	NUMBER OF SHARES
	VOTED FOR	WITHHELD	ABSTAIN
2. To ratify the Board of Directors appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending March 31, 2009.	174,793,168	368,114	1,218,068

Item 6. Exhibits

(a) Exhibits.

10.5(d)	Amended and Restated BMC Software, Inc. Executive Deferred Compensation Plan.

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.

	By:	/s/ Robert E. Beauchamp
October 31, 2008		Robert E. Beauchamp
President and Chief Executive Officer

	By:	/s/ Stephen B. Solcher
October 31, 2008		Stephen B. Solcher
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.5(d)	Amended and Restated BMC Software, Inc. Executive Deferred Compensation Plan.

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.