Form 10-Q/A
period 2008-09-30
BMC SOFTWARE INC
filed 2009-02-02
CIK 835729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 27, 2008, there were outstanding 187,506,000 shares of Common Stock, par value $.01, of the registrant.

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, originally filed on October 31, 2008 (the “Original Filing”), is being filed to correct an inadvertent clerical error which resulted in an inconsistency in our disclosure under Item 4 “Controls and Procedures” on page 25 of the Original Filing. We have corrected the error in this amendment and conformed our disclosure to that of prior periods by including the correct conclusion of the evaluation of our disclosure controls and procedures as of September 30, 2008 under the sub-heading “Evaluation of Disclosure Controls and Procedures.”

This amendment does not affect the condensed consolidated financial statements for any period. This Form 10-Q/A should be read in conjunction with the Original Filing, continues to speak as of the date of the Original Filing, and does not modify or update disclosures in the Original Filing, except as noted above. This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing. As this Form 10-Q/A is being filed to correct a single inadvertent clerical error in Item 4, this filing consists solely of the preceding cover page, this explanatory note, Part I, Item 4, Controls and Procedures, and Part II, Item 6, Exhibits.

PART I. FINANCIAL INFORMATION

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision of our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In light of the material weakness discussed above, which has not been fully remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our disclosure controls were not effective. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

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

BMC SOFTWARE, INC.

February 2, 2009	By:	/s/ Stephen B. Solcher
Stephen B. Solcher
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

5