Form 10-K
period 2009-03-31
BMC SOFTWARE INC
filed 2009-05-18
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,312,417,000 as of September 30, 2008 based upon the closing sale price of the common stock on the New York Stock Exchange reported on such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status was based on publicly filed documents and is not necessarily a conclusive determination for other purposes.

As of May 11, 2009, there were outstanding 184,924,000 shares of common stock, par value $.01, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to its 2009 Annual Stockholders Meeting, to be filed subsequently are incorporated by reference into Part III.

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

BMC, BMC Software and the BMC Software logo are the exclusive properties of BMC Software, Inc., are registered with the United States Patent and Trademark Office, and may be registered or pending registration in other countries. All other BMC trademarks, service marks, and logos may be registered or pending registration in the United States or in other countries. All other trademarks or registered trademarks are the property of their respective owners.

ITIL® is a registered trademark, and a registered community trademark of the Office of Government Commerce, and is registered in the U.S. Patent and Trademark Office, and is used here by BMC Software, Inc., under license from and with the permission of OGC.

IT Infrastructure Library® is a registered trademark of the Office of Government Commerce and is used here by BMC Software, Inc., under license from and with the permission of OGC.

DB2, IMS and IBM are trademarks or registered trademarks of International Business Machines Corporation in the United States, other countries, or both.

PART I

ITEM 1. Business

Overview

BMC Software is one of the world’s largest software vendors. We provide system management, service management and automation solutions primarily for large enterprises. Our extensive portfolio of software solutions spans mainframe and distributed systems, applications, databases and IT process management functions. We also provide our customers with maintenance and support for our products and perform services for software implementation, integration, IT process design and re-engineering and education. We were organized as a Texas corporation in 1980 and were reincorporated in Delaware in July 1988. Our principal corporate offices are located at 2101 CityWest Boulevard, Houston, Texas 77042-2827. Our main telephone number is (713) 918-8800, and our primary internet address is http://www.bmc.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Strategy

Our strategy is to be the leader in providing software solutions and services that improve IT efficiency and value. We believe “Business runs on IT” and that by helping our customers run their IT organizations smarter, faster and stronger, their businesses can thrive. With our solutions and services, customers are able to reduce the cost of managing IT, reduce risk and drive business profit.

Responding to IT executive needs to reduce costs, increase business impact, improve service quality, manage risk and provide greater transparency, we provide solutions that enable Business Service Management (BSM), which we define as a comprehensive approach and unified platform for running IT. Our BSM approach to IT management resonates powerfully with customers and results in substantial savings and value created through improved IT operational efficiency and the ability to respond more quickly to changing business needs. We strive to deliver a comprehensive offering that supports mainframe and distributed systems environments, as well as physical and virtual systems, to help our customers manage their diverse infrastructure and automate their IT management processes.

We have developed this approach so that it can be adopted both universally and incrementally. To accomplish this, we provide several solution areas that are proven disciplines for BSM implementation (please refer to the “Solutions and Products” section below). Our current BSM offering represents a substantial expansion from our initial delivery of BSM solutions as well as our capabilities from just two years ago. Today, our solutions allow us to address the needs of executive buyers across IT, including solutions for senior IT leadership, planning, operations and support functions.

Helping to enable our unified platform for BSM we provide a family of shared foundational technologies called BMC Atrium that unifies data and processes from disparate management tools and also discovers, models, visualizes and assigns priorities to business services so that IT can have a common view of how IT resources and functions support business priorities. One of the key components of BMC Atrium is the BMC Atrium Configuration Management Database (CMDB). The BMC Atrium CMDB is an open-architected, federated, intelligent data repository that simplifies the management of IT configurations and delivers accurate visibility into the dependencies between business services, users and IT infrastructure across both mainframe and distributed environments. Along with other components of BMC Atrium, the BMC Atrium CMDB ensures a consistent approach to managing IT processes, such as incident, problem, change, configuration, asset and event management.

A critical element of our BSM approach is a proven set of repeatable, best practices for each of our key solution areas. To help clients, we offer education and consulting services that include both industry best practices and our own best practices and deliver them through a comprehensive value realization-focused methodology. Our BSM solutions and services directly support the best practices found in the IT Infrastructure Library® (ITIL®), the most widely adopted IT-related best practice framework. We have broadly trained our customer-facing organizations on ITIL® best practices and provide ITIL® education and certification to customers and partners through our Education Services organization. In response to customer needs, we are also investing in, developing and marketing solutions that address the challenges of various IT governance, audit and regulatory compliance standards and regulations, such as the Sarbanes-Oxley Act, the Payment Card Industry Data Security Standard (PCI) and the Health Insurance Portability and Accountability Act (HIPAA).

As part of our BSM strategy, we support both mainframe and distributed systems and integrate them in an enterprise-wide IT management approach. A substantial portion of the world’s most valuable computer data resides on mainframes. Our ability to integrate the mainframe into BSM offers financial services, telecommunications, transportation and other industries significant benefits. Mainframes remain important to our larger enterprise customers as they continue to be one of the most cost effective and scalable platforms for IT service delivery.

Solutions and Products

We are organized into two software business segments: Enterprise Service Management (ESM) and Mainframe Service Management (MSM). This structure provides the focus required to align our resources and product development efforts to meet the demands of the dynamic markets we serve. Beginning with the first quarter of fiscal 2009 our professional services organization, which had previously been reported as a separate segment, was combined with our ESM segment. Our management reviews the results of our business using these segments. For financial information related to these two segments, see Note 14 to the accompanying Consolidated Financial Statements.

Our ESM segment consists of our solutions and related professional services in the following IT management areas:

•

Service Assurance — Our service assurance offerings manage IT functions and processes such as event management, service impact management and capacity management and provide proactive analytics to help IT identify issues before end users are affected by performance problems. Our solutions prioritize IT events based on business impact and help determine the right corrective actions to quickly restore services to the business. We were one of the first IT management leaders to bring business relevance to IT component events in this important market segment for our business.

•

Service Automation — Our service automation offerings manage IT functions and processes such as server and application provisioning, the management of configuration settings and changes, as well as compliance with configuration policies. Our solutions in this area help IT manage increasing complexity to support rapidly changing business needs. This is one of the fastest-growing segments of the IT management software market and we were one of the first companies in this market segment to automate the delivery of complete services, not just individual technology components. The solutions from our April 2008 acquisition of BladeLogic, Inc. (BladeLogic) are included in this solution area.

•

Service Support — Our service support offerings manage IT functions and processes such as the service desk, incident management, service request management, problem management, asset configuration management, service level management, change and release management and identity management. These solutions, built around the industry leading service desk, manage and improve customer service as perceived by business end users. They drive improvements in efficiency through application of best practices (such as ITIL®) and drive down costs by helping end users solve their own problems, reduce the number of calls to the service desk and track the status of IT requests. We also offer solutions to manage various business functions in IT such as financial resource management, project and portfolio management, vendor relationship management, governance and compliance management and human capital management.

•

BMC Atrium — Our BMC Atrium offering provides a family of shared foundational technologies that unifies data and processes from disparate management tools and also discovers, models, visualizes and assigns priorities to business services. It includes our BMC Atrium CMDB, a widely implemented and industry-leading CMDB. Our BMC Atrium solution also includes asset and application dependency discovery and mapping, process and task workflow orchestration, service level management and dashboard and analytic reporting solutions.

Our professional services organization consists of a worldwide team of experienced software consultants who provide implementation, integration, IT process design and re-engineering and education services related to our products and the IT functions and processes they help to manage. By easing the implementation of our products, these services help our customers realize value more quickly. By improving the overall customer experience, we believe that these services also drive future software license transactions with customers.

Our MSM segment is marketed through programs that emphasize the concept of Service Optimization, addressing IT requirements for mainframe systems management, data management and enterprise workload automation. These solutions, tightly integrated with the BMC Atrium CMDB, help our customers consistently meet service objectives while lowering the cost of mainframe management and scheduling operations by: (i) increasing the availability of their critical business applications; (ii) reducing their hardware resource requirements; (iii) managing ever increasing data, transaction and task volumes with the same or reduced staff; and (iv) mitigating the risk and cost associated with regulatory compliance issues facing mainframe and job scheduling organizations. Our MSM solutions are organized into three areas:

•

Data Management — Our mainframe data management solutions ensure the availability and reliability of the business critical data and applications that support the bottom line for many of the largest companies worldwide. These solutions help customers optimize the performance, facilitate the administration and enhance the recoverability of the corporate data housed in IBM’s DB2® and IMS™ databases.

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

Sales and Marketing

We market and sell our products in most major world markets directly through our sales force and indirectly through channel partners including resellers, distributors and systems integrators. Our sales force includes an inside sales division which provides a channel for additional sales to existing customers and the expansion of our customer base.

International Operations

We are a global company that conducts sales, sales support, product development and support, marketing and product distribution services from numerous international offices. In addition to our sales offices located in major economic centers around the world, we also conduct development activities in the United States, India and Israel, as well as in small offices in other locations. Product manufacturing and distribution are based in Houston, Texas, with European manufacturing and distribution based in Dublin, Ireland. We plan to continue to look for opportunities to efficiently expand our operations in international locations that offer highly talented resources as a way to maximize our global competitiveness. For a discussion of various risks associated with our global operations, see Risk Factors — Risks related to global operations. Additionally, for certain financial information regarding our domestic and international operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue and Note 14 to the accompanying Consolidated Financial Statements.

Product Pricing and Licensing

Our software solutions are licensed under multiple license types using a variety of contract structures. We have historically licensed our software primarily on a perpetual basis; however, we also provide customers the right to use our software for a defined period of time, which is referred to as a term contract. Under a term contract, the customer receives the license rights to use the software, combined with the related maintenance and support services, for the term of the contract. The majority of our contracts provide customers with the right to use one or more of our products up to a specific license capacity. Capacity can be measured in many ways, including mainframe computing capacity, number of servers, number of users or number of gigabytes, among others. Certain of our enterprise license agreements stipulate that customers can exceed pre-determined base capacity levels, in which case additional fees are specified in the license agreement. Such fees are typically paid on an annual basis in the form of an incremental “true-up” payment. In the absence of such an arrangement, customers are not entitled to use the products on additional capacity in excess of the original license rights.

Our license revenue comprised 37.9%, 37.4% and 36.1% of our total revenue in fiscal 2009, 2008 and 2007, respectively. For a discussion of our revenue recognition policies and the impact of our licensing models on revenue, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition and Note 1 to the accompanying Consolidated Financial Statements.

For qualifying transactions we offer extended payment terms for our solutions under a financing program. We believe that by offering such financing we allow our customers to better manage their IT expenditures and cash flows. Our financing program is discussed in further detail below under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Maintenance and Support Services

Maintenance and support enrollment generally entitles customers to technical support services, including telephone and internet support and problem resolution services, and the right to receive unspecified product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if available basis. Maintenance and support service fees are an important source of recurring revenue, and we invest significant resources to provide maintenance and support services. Revenue from maintenance and support services comprised 54.4%, 55.9% and 58.1% of our total revenue in fiscal 2009, 2008 and 2007, respectively.

Professional Services

Our professional services group consists of a worldwide team of experienced software consultants who provide implementation, integration and education services related to our products. By easing the implementation of our products, these services help our customers accelerate the time to value. By improving the overall customer experience we believe that these services also drive future software license transactions with customers. Revenue from professional services comprised 7.7%, 6.7% and 5.8% of our total revenue in fiscal 2009, 2008 and 2007, respectively.

Research and Development

We conduct research and development activities in various locations throughout the world. During fiscal 2009, 2008 and 2007, we incurred research and development expenses of $222.0 million, $209.4 million and $210.7 million, respectively. These costs relate primarily to personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. Our expenditures on research and development activities during the last three fiscal years are discussed below under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses.

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

Competition

The enterprise management software business is highly competitive. Both our ESM and MSM businesses compete against a number of competitors, including large vendors who compete with us at a strategic solution level and across multiple product lines as well as smaller, niche competitors who compete against individual products of ours. Our largest competitors are International Business Machines Corporation (IBM), CA, Inc. (CA) and Hewlett-Packard Company (HP). Although we believe we are uniquely positioned to offer BSM solutions to customers, several of our major competitors also market BSM-like solutions and we anticipate continued competition in the BSM marketplace. We consider at least 100 companies to be directly competitive with one or more of our enterprise software solutions. Some of these companies have substantially larger operations than ours in the specific markets in which we compete. In addition, the software industry is experiencing continued consolidation.

Customers

Our solutions are used by some of the largest, most demanding IT organizations in the world including over 15,000 companies and 95% of the Fortune 100. Our software products are generally used in a broad range of industries, businesses and applications. Our customers include manufacturers, telecommunication companies, financial service providers, educational institutions, retailers, distributors, hospitals, service providers, government agencies and channel partners including resellers, distributors and system integrators. No single customer accounted for a material portion of our revenue during any of the past three fiscal years.

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

Employees

As of March 31, 2009, we had approximately 5,800 full-time employees. We expect that our continued success will depend in part on our ability to attract and retain highly skilled technical, sales, marketing and management personnel.

ITEM 1A. Risk Factors

We operate in a dynamic environment that involves numerous risks and uncertainties. The following section describes some of the risks that may adversely affect our business, financial condition, operating results and cash flows; these are not necessarily listed in terms of their importance or level of risk.

Economic conditions and uncertainty could adversely affect our operating results.

The United States and global economies are in a recession as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment and volatility in commodity prices and worldwide stock markets. The severity or length of time these economic and financial market conditions may persist is unknown. During challenging and uncertain economic times and in tight credit markets, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for software purchases or require more negotiation of contract terms and conditions. These economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. In addition, continued deterioration of the global credit markets could adversely impact our ability to complete sales of our products or the value of our financial assets. Any of these events would likely harm our business, financial condition, operating results and cash flows.

We may announce lower than expected revenue, bookings, earnings or operating cash flows.

Our ability to accurately and consistently predict revenue, bookings, earnings and cash flow from operations within narrow ranges is weakened by two principal factors:

•	first, a significant portion of our transactions close during the final days of each quarter; this pattern is evident in all product lines and among all sales channels; and

•

second, even after contracts have been executed, extensive analysis is required before the timing of revenue recognition can be reliably determined; this timing reflects both the complexity of the revenue recognition rules applicable to software and the effect that the various license types and other terms and conditions can have when these rules are applied.

Numerous other factors, some listed below, also have potential to adversely affect our financial results:

•	the possibility that our customers may defer or limit purchases as a result of reduced information technology budgets or reduced data processing capacity demand;

•	customers may require additional levels of internal approval prior to finalizing software purchases or renewals, which could lengthen the sales cycle and delay bookings and the resultant cash flows;

•

we may be required to defer more license revenue than we anticipate if our mix of complex transactions or contracts with terms and conditions requiring deferral of license revenue is greater than we plan for;

•	our inability to adapt our solutions to customers’ needs in a market space defined by constant technological change;

•	our inability to satisfy increased customer demands for our technical support services may adversely affect our relationship with our customers;

•	uncertain timing of orders and delivery of products to our customers and channel partners;

•	potential losses on investments, foreign exchange exposures or contracts, or other losses from financial instruments we may hold that are exposed to market losses;

•	unexpected changes or significant fluctuations in foreign currency exchange rates;

•	higher than expected operating expenses;

•

an unexpected increase in weighted average shares outstanding due to much higher than expected exercises of stock options or a sudden and significant increase in our stock price causing our fully diluted weighted average shares outstanding to increase, either of which could cause reported earnings per share to decline;

•	unintended consequences of our use of open source software could encumber our intellectual property and require us to comply with open source licensing requirements;

•	we may be affected by the timing of large, multi-product transactions or become dependent upon such transactions;

•	changes in our pricing and distribution terms and/or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of significant external events that increase global economic uncertainty.

Investors should not rely on the results of prior periods as an indication of our future performance. Our operating expense levels are based, in significant part, on our expectations of future revenue. If we have a shortfall in revenue in any given quarter, we will not be able to reduce our operating expenses for that quarter proportionally in response. Therefore, any significant shortfall in revenue will likely have an immediate adverse effect on our operating results for that quarter and could cause our stock price to decline. In addition, our ability to maintain or expand our operating margins may be limited given economic and competitive conditions, and we therefore could be reliant upon our ability to continually identify and implement operational improvements in order to maintain or reduce expense levels. There can be no assurance that we will be able to maintain or expand our current operating margins in the future.

We may have difficulty achieving our cash flow from operations goals.

Our quarterly cash flow is and has been volatile. If our cash generated from operations in some future period is materially less than the market expects, our stock price could decline. Factors that could adversely affect our cash flow from operations in the future include: lengthening sales cycles; a reduction in the size of transactions; the timing of transaction completion, billings and associated cash collections within a particular period; longer customer payment terms; an increase in late payments by customers; an increase in uncollectible accounts receivable; increased expenses; reduced net earnings; a significant shift from multi-year committed contracts to short-term contracts; a reduced ability to transfer finance receivables to third parties; an increase in contracts where internal costs such as sales commissions are paid upfront but payments from customers are collected over time; reduced renewal rates for maintenance; an increase in cash taxes; outlays from legal actions, costs, fees or settlements; restructuring payments; the impact of changing foreign exchange rates; and reduced yields on investments and cash and cash equivalents.

Maintenance revenue could decline.

Maintenance revenue has increased in each of the last three fiscal years as a result of acquisitions and the continuing growth in the base of installed products and the processing capacity on which they run. Maintenance fees generally increase as the processing capacity on which the products are installed increases; consequently, we generally receive higher absolute maintenance fees with new license and maintenance agreements and as existing customers install our products on additional processing capacity. Price competition on enterprise transactions can lead to increased discounting for higher levels of supplemental processing capacity; the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. In addition, customers are generally entitled to reduced annual maintenance fees for entering into long-term maintenance contracts. Declines in our license bookings, increases in the proportion of long-term maintenance contracts and/or increased discounting could lead to declines in our maintenance revenue growth rates. Should customers migrate from systems and applications which our products support or find alternatives to our products, increased cancellations could lead to declines in our maintenance revenue. As maintenance revenue makes up a substantial portion of our total revenue, any decline in our maintenance revenue could have a material adverse effect on our business, financial condition, operating results and cash flows.

Competition from large, powerful multi-line and small, agile single-line competitors could have a negative impact on our business and financial results.

Some of our largest competitors, including IBM, CA and HP, have significant scale advantages. With scale comes a large installed base of customers in particular market niches, as well as the ability to develop and market software competitive with ours. Some of these competitors can also bundle hardware, software and services together, which is a disadvantage for us since we do not provide hardware and have fewer services offerings. Competitive products are also offered by numerous independent software companies that specialize in specific aspects of the highly fragmented software industry. Some, like Microsoft Corporation (Microsoft), Oracle Corporation (Oracle), and SAP AG (SAP) are the leading developers and vendors in their specialized markets. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with some individual products offered by us. Market entrants utilizing alternative business models such as software-as-a-service, cloud computing or open source software may also compete against us. Additionally, many customers historically have developed their own products that compete with those offered by us. Competition from any of these sources can result in price reductions or displacement of our products, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Industry consolidation could affect prices or demand for our products.

The IT industry and the market for our systems management products are very competitive due to a variety of factors. As the enterprise systems software market matures, it is consolidating. This trend could create opportunities for larger companies, such as IBM, Microsoft, Oracle and other large enterprise software and hardware companies, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. In doing so, these competitors may be able to reduce prices on software that competes with our solutions, in part by leveraging their larger economies of scale. We expect this trend towards consolidation to continue as companies attempt to maintain or extend their market and competitive positions in the rapidly changing software industry and as companies are acquired or are unable to continue operations. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results due to lengthening of the customer evaluation process, increased pricing pressure and/or loss of business to these larger competitors, which may materially and adversely affect our business, financial condition, operating results and cash flows.

Our products must remain compatible with ever-changing operating and database environments.

IBM, HP, Microsoft and Oracle are by far the largest suppliers of systems and database software and, in some cases, are the manufacturers of the computer hardware systems used by most of our customers. Historically, operating and database system developers have modified or introduced new operating systems, database systems, systems software and computer hardware. Such new products could incorporate features which perform functions currently performed by our products or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. There can be no assurance that we will be able to adapt our products and our business to changes introduced by hardware manufacturers and operating and database system software developers. Operating and database system software developers have in the past provided us with early access to versions of their software, before making such software generally available, to have input into the functionality and to ensure that we can adapt our software to exploit new functionality in these systems. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Failure to adapt our products in a timely manner to changes in operating and database systems or customer decisions to forego the use of our products in favor of those with comparable functionality contained either in the hardware or operating system could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

A portion of our revenue is derived from the sale of our products and services through distribution channels such as resellers and system integrators. In addition, we maintain strategic agreements with hardware vendors permitting them to sell our software solutions as part of their hardware systems. Conducting business through indirect distribution channels presents a number of risks, including:

•	our indirect channel partners typically can cease marketing our products and services with limited or no notice and with little or no penalty;

•	we may not be able to replace existing or recruit additional indirect channel partners if we lose any of our existing ones;

•	our existing indirect channel partners may not be able to effectively sell new products and services that we may introduce;

•	we do not have direct control over the business practices and risk management policies adopted by our indirect channel partners;

•

our indirect channel partners may also offer competitive products and services and as such, may not give priority to the marketing of our products and services as compared to our competitors’ products;

•	we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities; and

•	our indirect channel partners may experience financial difficulties that may impact their ability to market our products and may lead to delays, or even default, in their payment obligations to us.

Changes to our sales organization may have unintended effects.

From time to time, we make significant changes in the organizational structure and compensation plans of our sales organizations. To the extent that we experience turnover within our direct sales force or sales management, there is a risk that the productivity of our sales force would be negatively impacted which could lead to revenue declines. Turnover within our sales force can require significant severance expense and cause disruption in sales cycles leading to delay or loss of business. In addition, it can take time to implement new sales management plans and to effectively recruit and train new sales representatives. We review and modify our compensation plans for the sales organization periodically. As in most years, we have made changes for fiscal 2010 that are intended to align with our business objectives. The compensation plans may encourage unanticipated or unintended behavior which could adversely affect our business, financial condition, operating results and cash flows. Changes to our sales compensation plan could also make it difficult for us to attract and retain top sales talent.

Risks related to business combinations.

As part of our overall strategy, we have acquired or invested in, and likely will continue to acquire or invest in, complementary companies, products and technologies. Risks commonly encountered in such transactions include:

•	the inability to retain and integrate key technical, sales and managerial personnel;

•

the difficulty of assimilating the personnel, culture and operations of the combined companies, including back-office functions and systems, such as accounting, human resources and others, into our own back-office functions and systems;

•	the risk that we may not be able to integrate the acquired technologies or products with our current products and technologies;

•	the potential disruption of our ongoing business, including potential distraction of management from other objectives, opportunities and risks;

•	the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

•	the potential that our policies, procedures and controls are not applied to the acquired entity in a timely manner following the acquisition;

•	the potential degradation of relationships with the acquired entity’s customers, partners or vendors, creating challenges for us to meet the objectives of the acquisition;

•

the potential failure of our pre-acquisition due diligence to identify technology issues, such as problems with software code, architecture or functionality, intellectual property ownership issues, employment or management issues, customer or partner issues, errors or irregularities in the accounting or financial reporting of the target, unknown liabilities of the target, legal contingencies or other issues;

•	the risk that revenue from acquired companies, products and technologies do not meet our expectations;

•

the risk that our use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases; similarly, the risk that existing stockholders could be diluted and earnings per share may decrease if we were to issue a significant amount of equity securities as whole or partial consideration in future acquisitions; and

•

the risk that our chosen strategy leading to the acquisition was not the appropriate strategy or that our resources would have been better utilized developing technology via internal product development.

For us to maximize the return on our investments in acquired companies, the products of these entities must be integrated with our existing products and strategies. These integrations can be difficult and unpredictable, especially given the complexity of software and that acquired technology is typically developed independently and may not have been designed to integrate with our products. The difficulties are compounded when the products involved are well-established because compatibility with the existing base of installed products must be preserved. Successful integration also requires coordination of different development and engineering teams. This too can be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. There can be no assurance that we will be successful in our product integration efforts or that we will realize the expected benefits.

Changes in tax law, changes in our effective tax rates or unanticipated exposure to additional income tax liabilities could affect our profitability and financial condition.

We carry out our business operations through entities in the United States and multiple foreign jurisdictions. As such, we are required to file corporate income tax returns that are subject to United States, state and foreign tax laws. The United States, state and foreign tax liabilities are determined, in part, by the amount of operating profit generated in these different taxing jurisdictions. Our effective tax rate, earnings and operating cash flows could be adversely affected by changes in the mix of operating profits generated in countries with higher statutory tax rates as well as by the positioning of our cash balances globally. Our effective tax rate is also impacted by the portion of our foreign earnings in jurisdictions having different corporate tax rates than the United States when we deem such earnings to be indefinitely reinvested in such jurisdictions. If we were to determine that these foreign earnings were not indefinitely reinvested, our effective tax rate and earnings could be adversely impacted. Similarly, if statutory tax rates or tax bases were to increase or if changes in tax laws, regulations or interpretations were made that impact us directly, our effective tax rate, earnings and operating cash flows could be adversely impacted. We are also required to evaluate the realizability of our deferred tax assets. This evaluation requires that our management assess the positive and negative evidence regarding sources of future taxable income. If management’s assessment regarding the realizability of our deferred tax assets changes, we will be required to increase our valuation allowance, which will negatively impact our effective tax rate and earnings. We are also subject to routine corporate income tax audits in multiple jurisdictions. Our provision for income taxes includes amounts intended to satisfy income tax assessments that may result from the examination of our corporate tax returns that have been filed in these jurisdictions. The amounts ultimately paid upon resolution of these examinations could be materially different from the amounts included in the provision for income taxes and result in additional tax expense and operating cash outflows.

Enforcement of our intellectual property rights.

We rely on a combination of copyrights, patents, trademarks, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain and use technology or other information that we regard as proprietary. There can also be no assurance that our intellectual property rights would survive a legal challenge as to their validity or provide significant protection for us, and any such legal actions could become costly. In addition, the laws or practices of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our proprietary technology against unauthorized third party copying or use, which could adversely affect our competitive position and revenue.

Third parties may claim that our software products or services infringe on their intellectual property rights, exposing us to litigation that, regardless of merit, may be costly to defend.

Our success and ability to compete are also dependent upon our ability to operate without infringing upon the proprietary rights of others. Third parties may claim that our current or future products infringe upon their intellectual property rights. Any such claim, with or without merit, could have a significant effect on our business and financial results. Any future third party claim could be time consuming, divert management’s attention from our business operations and result in substantial litigation costs, including any monetary damages and customer indemnification obligations, which may result from such claims. In addition, parties making these claims may be able to obtain injunctive or other equitable relief affecting our ability to license the products that incorporate the challenged intellectual property. As a result of such claims, we may be required to obtain licenses from third parties, develop alternative technology or redesign our products. We cannot be sure that such licenses would be available on terms acceptable to us, if at all. If a successful claim is made against us and we are unable to develop or license alternative technology, our business, financial condition, operating results and cash flows could be materially adversely affected.

Risks related to global operations.

We are a global company conducting our business around the world. As a result, we face risks from operating as a global concern, including, among others:

•	difficulties in staffing and managing international operations, including compliance with local labor and employment laws;

•	possible non-compliance with our professional conduct policy and code of ethics;

•	longer payment cycles;

•	increased financial accounting and reporting burdens and complexities;

•	adverse tax consequences;

•	changes in currency exchange rates;

•	potential impact from volatile or sluggish local economies;

•	loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	the need to localize our products;

•	lack of appropriate local infrastructure to carry out operations;

•	political unrest or terrorism, particularly in areas in which we have employees and facilities;

•

potential vulnerability to computer system, internet or other systemic attacks, such as denial of service, viruses or other malware which may be caused by criminals, terrorists or other sophisticated organizations;

•

compliance with a wide variety of complex laws, regulations and treaties including unexpected changes in (or new) legislative or regulatory requirements, early termination of contracts with government agencies, audits, investigations, sanctions or penalties;

•	licenses, tariffs and other trade barriers; and

•	natural disaster or disease.

The unique risks of operating in a particular country may require us to adopt a different business approach or strategy in that particular country which could increase our cost of doing business or limit the type of business activities we can perform in such country. In addition, if we suffer a business disruption due to any of the risks listed above and do not have in place or are not able to implement adequate response plans, our ability to support customers and maintain normal business operations for a significant length of time could be hindered such that our competitive position could be significantly impacted. Furthermore, our financial condition could be adversely impacted if our costs to recover escalate due to such recovery occurring over a protracted period.

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

We face exposure to foreign currency exchange rates.

We conduct a significant number of transactions, including intercompany transactions, in currencies other than the United States Dollar or the functional operating currency of the transactional entities, and our global subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of major foreign currencies, particularly the Euro and British Pound, Indian Rupee and Mexican Peso, relative to the United States Dollar can significantly affect our revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. While we maintain a hedging program to hedge certain transactional exposures in foreign currencies, in an attempt to mitigate foreign exchange rate risks, this program may not fully mitigate all of such risk. We may also experience foreign currency gains and losses where it is not possible or cost effective to hedge foreign currencies. Additionally, our efforts under this program may not be successful if we were to fail to properly detect or manage foreign currency exchange rate exposures, which could also adversely impact our operating results.

Recent upgrades and modifications to major portions of our enterprise resource planning and other key software applications could cause unexpected problems to occur and disruption to the management of our business.

We have recently upgraded and modified major portions of our enterprise resource planning (ERP) system as well as other key software applications used in our global operations, and additional near-term enhancements and modifications are planned in certain of these areas. Our ERP system and related applications are integral to our ability to accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. We may encounter unexpected difficulties, costs or other challenges with any such modifications, enhancements or upgrades, any of which may disrupt our business or cause delays in the reporting of our financial results. Corrections and improvements may be required as we modify, enhance or upgrade our systems, procedures and controls, and could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. If we fail to manage these changes effectively, it could adversely affect our ability to manage the accuracy and timely reporting of our business and our operating results.

Material weaknesses in our internal control and financial reporting environment may impact the accuracy, completeness and timeliness of our external financial reporting.

Section 404 of the Sarbanes-Oxley Act requires that management report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control and financial reporting environment. During the fiscal year ended March 31, 2009, our management completed the corrective actions to remediate a material weakness in accounting for income taxes discussed in our prior Form 10-Ks. If management identifies any material weaknesses in the future, their correction could require remedial measures which could be costly and time-consuming. In addition, the presence of material weaknesses could result in financial statement errors which in turn could require us to restate our operating results. This in turn could damage investor confidence in the accuracy and completeness of our financial reports, which could affect our stock price and potentially subject us to litigation.

We may lose key personnel, may not be able to hire enough qualified personnel or fail to integrate replacement personnel.

Much of our future success depends on the continued service and availability of skilled personnel, including sales, technical, marketing and staff resources. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. Changing demographics and labor work force trends may result in a loss of knowledge and skills as experienced workers retire. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. In addition, acquisitions could cause us to lose key personnel of the acquired companies or our personnel. With rare exceptions, we do not have long-term employment agreements with our employees. Further, certain of our key personnel receive a total compensation package that includes equity awards. New regulations, volatility in the stock market and other factors could diminish our use, and/or the value, of our equity awards, putting us at a competitive disadvantage or forcing us to use more cash compensation.

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

In June 2008, we issued $300.0 million of senior unsecured notes due 2018, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal on our indebtedness is dependent upon our ability to manage our business operations and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value and liquidity of both our debt and equity securities.

Computer “hackers” may damage our systems, services and products; breaches of data protection could impact our business.

Computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause interruptions or shutdowns of our internal systems and services. Also, a number of web sites have been subject to denial of service attacks, where a web site is bombarded with information requests eventually causing the web site to overload, resulting in a delay or disruption of service. If successful, any of these events could damage our computer systems or those of our customers and could disrupt or prevent us from providing timely maintenance and support for our products. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers and may impede our sales, manufacturing, distribution and other critical functions.

In the course of our regular business operations and providing maintenance support services to our customers, we process and transmit proprietary information and sensitive or confidential data, including personal information of employees, customers and others. Breaches in security could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, resulting in potential regulatory actions, litigation and potential liability for us, as well as the loss of existing or potential customers and damage to our brand and reputation.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our headquarters are located in Houston, Texas, where we lease approximately 570,000 square feet of office space. We also maintain software development and sales organizations in various locations around the world where we lease the necessary facilities. A summary of our principal leased properties currently in use is as follows:

Location	Approximate Area (sq. ft)	Lease Expiration
Houston, Texas	570,000	June 30, 2021
Pune, India	163,000	September 30, 2014
Austin, Texas	106,000	December 31, 2013
Tel Aviv, Israel	69,000	July 10, 2012
San Jose, California	62,000	May 31, 2019
Amsterdam, The Netherlands	52,000	June 30, 2010
Waltham, Massachusetts	51,000	August 31, 2009
Lexington, Massachusetts	48,000	February 28, 2013
Pleasanton, California	45,000	April 30, 2010
Frankfurt, Germany	33,000	November 30, 2009

ITEM 3. Legal Proceedings

In April 2009, a lawsuit was filed against us by Data Detection Systems, LLC in the United States District Court for the Southern District of Texas, Houston Division. The complaint seeks monetary damages in unspecified amounts and permanent injunction based upon claims for alleged patent infringement. We intend to vigorously defend this matter. However, we cannot predict the timing and ultimate outcome of this matter.

On July 15, 2004, we acquired Marimba, Inc., and Marimba is now a wholly-owned subsidiary of BMC. In 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants Marimba, certain of Marimba’s officers and directors, and certain underwriters of Marimba’s initial public offering. An amended complaint was filed on April 19, 2002. Marimba and certain of its officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices in connection with Marimba’s initial public offering. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including Marimba. On June 30, 2003, the Marimba Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of Marimba and of the individual officer and director defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from Marimba’s insurers regarding recovery from the underwriter defendants and other non-monetary consideration. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Marimba case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including Marimba, informed the District Court that the settlement could not be approved, because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. On October 3, 2008, plaintiffs submitted a proposed order withdrawing the class certification motion without prejudice. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved and the case against Marimba and its individual defendants will be dismissed with prejudice. This settlement requires no financial contribution from Marimba or us. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

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

Our common stock is listed on the New York Stock Exchange and trades under the symbol BMC. On May 11, 2009, there were 762 holders of record of our common stock.

The following table sets forth the high and low intra-day sales prices per share of common stock for the periods indicated:

	Price Range of Common Stock
	High	Low
FISCAL 2009
Fourth Quarter	$33.99	$24.76
Third Quarter	$29.48	$20.58
Second Quarter	$37.37	$27.69
First Quarter	$40.87	$30.06

FISCAL 2008
Fourth Quarter	$36.19	$29.01
Third Quarter	$37.05	$30.70
Second Quarter	$32.43	$24.77
First Quarter	$33.49	$29.59

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among BMC Software, Inc., The S&P 500 Index

and The S&P Systems Software Index

*	$100 invested on 3/31/04 in stock or index, including reinvestment of dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Total Dollar Value of Shares Purchased as Part of a Publicly Announced Program(2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(2)
January 1-31, 2009	570,858	$26.67	569,503	$15,189,732	$379,680,182
February 1-28, 2009	606,680	$27.98	606,680	16,976,251	$362,703,931
March 1-31, 2009	605,591	$29.54	604,833	17,869,615	$344,834,316

Quarterly Total	1,783,129	$28.09	1,781,016	$50,035,598	$344,834,316

Fiscal 2009 Total	11,117,525	$30.87	10,690,018	$330,031,389	$344,834,316

(1)

Includes repurchases made pursuant to the publicly announced authorizations in (2) below and repurchases in satisfaction of tax obligations upon the lapse of restrictions on employee restricted stock grants.

(2)

Our Board of Directors had previously authorized a total of $3.0 billion to repurchase common stock. As of March 31, 2009, there was approximately $344.8 million remaining in this stock repurchase program and the program does not have an expiration date.

Information regarding our equity compensation plans as of March 31, 2009 is incorporated by reference into Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6. Selected Financial Data

The following selected consolidated financial data presented for, and as of the end of, each of the years in the five-year period ended March 31, 2009, is derived from our Consolidated Financial Statements. The following business combinations during the five-year period ended March 31, 2009 were accounted for under the purchase method, and, accordingly, the financial results of these acquired businesses have been included in our financial results below from the indicated acquisition dates: BladeLogic in April 2008, Emprisa Networks, Inc. (Emprisa) in October 2007, RealOps, Inc. (RealOps) in July 2007, ProactiveNet, Inc. (ProactiveNet) in June 2007 and Identify Software Ltd. (Identify Software) in May 2006.

The operating results for fiscal 2009, 2008, 2007 and 2006 below include charges for severance, exit costs and related charges of $33.5 million, $14.7 million, $44.6 million and $41.0 million, respectively. During fiscal 2009, 2008 and 2007, we incurred $82.0 million, $66.6 million and $41.6 million of share-based compensation expenses, respectively, following the adoption of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payments,” effective April 1, 2006. During fiscal 2009, we wrote off acquired in-process research and development of $50.3 million in connection with our acquisition of BladeLogic. During fiscal 2006, we incurred $35.5 million of income tax expense related to the repatriation of foreign earnings. During fiscal 2005, we incurred expense of $11.3 million in connection with the settlement of litigation.

The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements as of March 31, 2009 and 2008, and for each of the three years in the period ended March 31, 2009, the accompanying notes and the report of the independent registered public accounting firm thereon, which are included elsewhere in this Form 10-K.

	Year Ended March 31,
	2009	2008	2007	2006	2005
	(In millions, except per share data)
Statement of Operations Data:
Total revenue	$1,871.9	$1,731.6	$1,580.4	$1,498.4	$1,463.0
Operating income	$367.8	$357.5	$207.3	$128.5	$23.2
Net earnings	$238.1	$313.6	$215.9	$102.0	$75.3

Basic earnings per share	$1.27	$1.61	$1.06	$0.47	$0.34

Diluted earnings per share	$1.25	$1.57	$1.03	$0.47	$0.34

Shares used in computing basic earnings per share	187.1	194.8	204.2	216.0	222.0

Shares used in computing diluted earnings per share	190.4	200.0	210.2	218.9	224.0

	As of March 31,
	2009	2008	2007	2006	2005
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$1,023.3	$1,288.3	$883.5	$905.9	$820.1
Investments	145.9	186.9	623.6	437.8	463.0
Working capital	227.2	514.0	556.6	304.0	360.8
Total assets	3,697.5	3,345.5	3,260.0	3,210.9	3,342.4
Long-term debt	313.6	9.2	3.3	9.0	7.3
Deferred revenue	1,787.9	1,779.4	1,729.0	1,628.3	1,642.9
Stockholders’ equity	1,048.5	994.5	1,049.1	1,098.8	1,261.8

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

Overview

During fiscal 2009, the United States and global economies entered into recession. Despite the challenging macroeconomic environment that developed during the fiscal year, we continued to focus on our leadership in BSM by responding to IT executive needs to reduce cost, increase business impact, improve service quality, manage risk and provide greater transparency. Our two business segments, ESM and MSM, continue to provide the focus necessary to align our resources and product development efforts to meet the demands of the dynamic markets we serve.

Our fiscal 2009 financial performance in terms of revenue, expense management, operating income and earnings per share was strong, despite the continuing uncertainty in the global markets. While our operating cash flows for the fiscal year fell short of our expectations, due primarily to elongated contract approval cycles that we started to see in our fourth quarter that caused a higher percentage of our invoicing activity to occur in the latter part of the quarter, we nevertheless recorded strong transactional bookings results for the fourth quarter and fiscal year. Additionally, in the fourth quarter we closed an increased number of large transactions with more complex terms and conditions that resulted in a higher percentage of license transaction bookings being deferred and recognized as revenue ratably over the underlying contractual maintenance terms rather than recorded entirely upfront at the time of the transactions. The primary reasons for license revenue deferral are discussed further under Results of Operations—Software License Revenue, and Critical Accounting Policies—Revenue Recognition, in MD&A herein.

Overall, we believe that our strong fiscal 2009 performance reflects the tangible value that our solutions offer customers in both good and difficult economic environments, along with our ability to control and manage our expenses.

In April 2008, we acquired BladeLogic, a leading provider of data center automation software, for total purchase consideration of $854.0 million. This was a significant acquisition for us as it has expanded our service automation offerings for server provisioning, application release management, and configuration automation and compliance. During the fiscal year, BladeLogic was successfully integrated into our operations.

In June 2008, we completed the issuance of $300.0 million in senior unsecured notes due 2018 (the Notes). Net proceeds from this offering amounted to $295.6 million, which were used for general corporate purposes.

We continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During fiscal 2009, we repurchased approximately 10.7 million shares for a total value of $330.0 million.

Going into fiscal 2010, we expect that we will continue to see elongated customer contract approval cycles, similar to the fourth quarter, which may have the impact of delaying operating cash flows from quarter to quarter, and that our license revenue recognition ratable rates will be higher due to more complex customer contract terms and conditions and other factors that preclude upfront license revenue recognition.

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

Because our software solutions are designed for and marketed to companies looking to improve the management of their IT infrastructure and processes, demand for our products, and therefore our financial results, are dependent upon corporations continuing to value such solutions and invest in such technology. There are a number of trends that have historically influenced demand for IT management software, including, among others, business demands placed on IT, computing capacity within IT departments, complexity of IT systems and IT operational costs. Our financial results are also influenced by many economic and industry conditions, including, but not limited to, general economic and market conditions in the United States and other economies in which we market products, changes in foreign currency exchange rates, corporate spending generally, IT budgets, the competitiveness of the IT management software industry, the adoption rate for BSM and the stability of the mainframe market.

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

Fiscal 2009 Acquisition

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

Fiscal 2007 Acquisition

In May 2006, we acquired Identify Software for approximately $151 million in cash. This acquisition provides solutions that optimize application development organizations through the automation of testing, support and maintenance processes and enables dramatic increases in development outputs.

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

	Percentage of Total Revenue for the Year Ended March 31,
	2009	2008	2007
Revenue:
License	37.9%	37.4%	36.1%
Maintenance	54.4%	55.9%	58.1%
Professional services	7.7%	6.7%	5.8%
Total revenue	100.0%	100.0%	100.0%
Operating Expenses:
Cost of license revenue	6.3%	5.8%	6.3%
Cost of maintenance revenue	8.9%	9.8%	11.1%
Cost of professional services revenue	7.6%	7.2%	6.1%
Selling and marketing expenses	28.9%	30.5%	32.8%
Research and development expenses	11.9%	12.1%	13.3%
General and administrative expenses	10.6%	12.1%	12.8%
In-process research and development	2.7%	0.2%	—
Amortization of intangible assets	1.8%	0.9%	1.7%
Severance, exit costs and related charges	1.8%	0.8%	2.8%
Total operating expenses	80.4%	79.4%	86.9%
Operating income	19.6%	20.6%	13.1%
Other income (loss), net:
Interest and other income, net	1.4%	4.3%	5.5%
Interest expense	(0.9)%	(0.1)%	(0.1)%
Gain (loss) on sale and impairment of investments	(0.7)%	0.2%	0.5%
Total other income (loss), net	(0.2)%	4.4%	5.9%
Earnings before income taxes	19.4%	25.1%	19.0%
Provision for income taxes	6.7%	7.0%	5.4%
Net earnings	12.7%	18.1%	13.7%

Revenue

The following table provides information regarding software license and software maintenance revenue for fiscal 2009, 2008 and 2007.

Software License Revenue

				Percentage Change
	Year Ended March 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In millions)
Enterprise Service Management	$436.1	$350.5	$330.1	24.4%	6.2%
Mainframe Service Management	273.6	297.1	239.7	(7.9)%	23.9%

Total software license revenue	$709.7	$647.6	$569.8	9.6%	13.7%

Software Maintenance Revenue

				Percentage Change
	Year Ended March 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In millions)
Enterprise Service Management	$550.1	$517.4	$478.1	6.3%	8.2%
Mainframe Service Management	467.7	450.3	440.7	3.9%	2.2%

Total software maintenance revenue	$1,017.8	$967.7	$918.8	5.2%	5.3%

Total Software Revenue

				Percentage Change
	Year Ended March 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In millions)
Enterprise Service Management	$986.2	$867.9	$808.2	13.6%	7.4%
Mainframe Service Management	741.3	747.4	680.4	(0.8)%	9.8%

Total software revenue	$1,727.5	$1,615.3	$1,488.6	6.9%	8.5%

Software License Revenue

License revenue was $709.7 million, $647.6 million and $569.8 million for fiscal 2009, 2008 and 2007, respectively.

License revenue in fiscal 2009 increased by 9.6%, or $62.1 million, over fiscal 2008. This increase was attributable to license revenue increases in the ESM segment, partially offset by a license revenue decrease in the MSM segment, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $25.7 million in fiscal 2009 as compared to fiscal 2008. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront remained constant at 50% during fiscal 2009 and 2008. During fiscal 2009, we closed 135 transactions with license values over $1 million, with a total license value of $364.3 million, compared with 94 transactions with license values over $1 million, with a total license value of $278.1 million, in fiscal 2008.

License revenue in fiscal 2008 increased by 13.7%, or $77.8 million, over fiscal 2007. This increase was attributable to license revenue increases in both the MSM and ESM segments, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $55.7 million in fiscal 2008 as compared to fiscal 2007. Of the license transactions recorded, the percentage of license revenue recognized upfront decreased from 51% during fiscal 2007 to 50% during fiscal 2008. During fiscal 2008, we closed 94 transactions with license values over $1 million, with a total license value of $278.1 million, compared with 89 transactions with license values over $1 million, with a total license value of $243.1 million, in fiscal 2007.

ESM license revenue represented 61.4%, or $436.1 million, 54.1%, or $350.5 million, and 57.9%, or $330.1 million, of our total license revenue for fiscal 2009, 2008 and 2007, respectively. ESM license revenue for fiscal 2009 increased 24.4%, or $85.6 million, from fiscal 2008, and for fiscal 2008 increased 6.2%, or $20.4 million, from fiscal 2007. These increases were attributable primarily to increased demand for our BSM solutions, inclusive of incremental revenue resulting from our acquisition of BladeLogic in April 2008 and our fiscal 2008 acquisitions, as well as an increase in the recognition of previously deferred license revenue year over year, partially offset by an increase in the level of new license transactions with revenue being deferred into future periods. ESM license revenue contributed by BladeLogic products amounted to $57.5 million in fiscal 2009.

MSM license revenue represented 38.6%, or $273.6 million, 45.9%, or $297.1 million, and 42.1%, or $239.7 million, of our total license revenue for fiscal 2009, 2008 and 2007, respectively. MSM license revenue for fiscal 2009 decreased 7.9%, or $23.5 million, from fiscal 2008, primarily due to a decrease in the volume of new license transactions executed, partially offset by an increase in the recognition of previously deferred license revenue year over year. MSM license revenue for fiscal 2008 increased 23.9%, or $57.4 million, from fiscal 2007, primarily due to an increase in the recognition of previously deferred license revenue year over year and an increase in the volume of new license transactions executed, combined with a decline in the level of new transactions whose revenue was deferred into future periods.

For fiscal 2009, 2008 and 2007, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Year Ended March 31,
	2009	2008	2007
	(In millions)
Deferrals of license revenue	$(383.2)	$(347.2)	$(314.8)
Recognition from deferred license revenue	324.2	298.5	$242.8
Impact of foreign currency exchange rate changes	3.5	(2.3)	(0.1)

Net impact to deferred license revenue	$(55.5)	$(51.0)	$(72.1)

Deferred license revenue balance at end of year	$610.9	$555.4	$504.4

The primary reasons for license revenue deferrals include, but are not limited to, customer transactions that include products for which the maintenance pricing is based on a combination of undiscounted license list prices, net license fees or discounted license list prices, certain arrangements that include unlimited licensing rights, time-based licenses that are recognized over the term of the arrangement, customer transactions that include products with differing maintenance periods and other transactions for which we do not have or are not able to determine vendor-specific objective evidence of the fair value of the maintenance and/or professional services. The contract terms and conditions that result in deferral of revenue recognition for a given transaction result from arm’s length negotiations between us and our customers. We anticipate our transactions will continue to include such contract terms that result in deferral of the related license revenue as we expand our offerings to meet customers’ product, pricing and licensing needs.

Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenue to be recognized each quarter becomes more predictable as a larger percentage of that revenue comes from the deferred license revenue balance. As of March 31, 2009, the deferred license revenue balance was $610.9 million. As additional license revenue is deferred in future periods, the amounts to be recognized in future periods will increase. Estimated deferred license revenue that we expect to recognize in future periods as of March 31, 2009 is (in millions):

Fiscal 2010	$322.2
Fiscal 2011	165.1
Fiscal 2012 and thereafter	123.6

$610.9

Software Maintenance Revenue

Maintenance revenue was $1,017.8 million, $967.7 million and $918.8 million for fiscal 2009, 2008 and 2007, respectively. Maintenance revenue in fiscal 2009 increased by 5.2%, or $50.1 million, over fiscal 2008. Maintenance revenue in fiscal 2008 increased by 5.3%, or $48.9 million, over fiscal 2007. These increases were attributable to increases in both ESM and MSM maintenance revenue, as discussed below.

ESM maintenance revenue represented 54.0%, or $550.1 million, 53.5%, or $517.4 million, and 52.0%, or $478.1 million, of our total maintenance revenue for fiscal 2009, 2008 and 2007, respectively. ESM maintenance revenue in fiscal 2009 increased by 6.3%, or $32.7 million, over fiscal 2008, and in fiscal 2008 increased by 8.2%, or $39.3 million, over fiscal 2007. These year over year increases were attributable primarily to the expansion of our installed ESM customer license base, including incremental maintenance revenue resulting from our acquisition of BladeLogic in April 2008 and our fiscal 2008 and 2007 acquisitions. Maintenance revenue contributed by BladeLogic products was $17.3 million in fiscal 2009.

MSM maintenance revenue represented 46.0%, or $467.7 million, 46.5%, or $450.3 million, and 48.0% or $440.7 million, of our total maintenance revenue for fiscal 2009, 2008 and 2007, respectively. MSM maintenance revenue in fiscal 2009 increased by 3.9%, or $17.4 million, over fiscal 2008, and in fiscal 2008 increased by 2.2%, or $9.6 million, over fiscal 2007. These year over year increases were attributable primarily to the expansion of our installed MSM customer license base and increasing capacities of the current installed base.

As of March 31, 2009, the deferred maintenance revenue balance was $1,159.1 million. As new customers are added and/or current contracts are renewed and additional maintenance revenue is deferred in future periods, the amounts to be recognized in future periods will increase. Estimated deferred maintenance revenue that we expect to recognize in future periods as of March 31, 2009 is (in millions):

Fiscal 2010	$637.6
Fiscal 2011	301.1
Fiscal 2012 and thereafter	220.4

$1,159.1

Domestic vs. International Revenue

				Percentage Change
	Year Ended March 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In millions)
License:
Domestic	$361.7	$306.2	$279.5	18.1%	9.6%
International	348.0	341.4	290.3	1.9%	17.6%

Total license revenue	709.7	647.6	569.8	9.6%	13.7%

Maintenance:
Domestic	555.5	525.5	507.4	5.7%	3.6%
International	462.3	442.2	411.4	4.5%	7.5%

Total maintenance revenue	1,017.8	967.7	918.8	5.2%	5.3%

Professional services:
Domestic	62.8	47.1	36.6	33.3%	28.7%
International	81.6	69.2	55.2	17.9%	25.4%

Total professional services revenue	144.4	116.3	91.8	24.2%	26.7%

Total revenue	$1,871.9	$1,731.6	$1,580.4	8.1%	9.6%

We estimate that the effect of foreign currency exchange rate fluctuations on our international revenue resulted in an approximate $9.0 million reduction in total fiscal 2009 revenue as compared to fiscal 2008 and an approximate $47.0 million increase in total fiscal 2008 revenue as compared to fiscal 2007, on a constant currency basis.

Domestic License Revenue

Domestic license revenue represented 51.0%, or $361.7 million, 47.3%, or $306.2 million, and 49.1%, or $279.5 million, of our total license revenue for fiscal 2009, 2008 and 2007, respectively.

Domestic license revenue increased 18.1%, or $55.5 million, from fiscal 2008 to fiscal 2009, due to a $66.2 million increase in ESM license revenue, including incremental license revenue of $40.5 million resulting from our acquisition of BladeLogic, offset by a $10.7 million decrease in MSM license revenue.

Domestic license revenue increased 9.6%, or $26.7 million, from fiscal 2007 to fiscal 2008, due to increases of $23.6 million and $3.1 million in MSM and ESM license revenues, respectively.

International License Revenue

International license revenue represented 49.0%, or $348.0 million, 52.7%, or $341.4 million, and 50.9%, or $290.3 million, of our total license revenue for fiscal 2009, 2008 and 2007, respectively.

International license revenue increased 1.9%, or $6.6 million, from fiscal 2008 to fiscal 2009, due to a $19.4 million increase in ESM license revenue, including incremental license revenue of $17.0 million resulting from our acquisition of BladeLogic, offset by a $12.8 million decrease in MSM license revenue. The ESM license revenue increase was attributable to a $15.5 million increase in our Europe, Middle East and Africa (EMEA) markets, principally due to incremental revenue resulting from our acquisition of BladeLogic, and a $6.0 million increase in our Asia Pacific market, partially offset by a $2.1 million net decrease in our other international markets. The MSM license revenue decrease was attributable primarily to decreases of $7.2 million and $5.7 million in our EMEA and Latin American markets, respectively.

International license revenue increased 17.6%, or $51.1 million, from fiscal 2007 to fiscal 2008, due to a $33.7 million increase in MSM license revenue and a $17.4 million increase in ESM license revenue. The MSM license revenue increase was attributable primarily to increases of $19.4 million and $13.9 million in our EMEA and Latin American markets, respectively. The ESM license revenue increase was attributable to increases of $13.3 million and $7.1 million in our EMEA and Latin American markets, respectively, partially offset by a $3.0 million net decrease in other international markets.

Domestic Maintenance Revenue

Domestic maintenance revenue represented 54.6%, or $555.5 million, 54.3%, or $525.5 million, and 55.2%, or $507.4 million, of our total maintenance revenue for fiscal 2009, 2008 and 2007, respectively.

Domestic maintenance revenue increased 5.7%, or $30.0 million, from fiscal 2008 to fiscal 2009, due to a $22.7 million increase in ESM maintenance revenue, including incremental maintenance revenue of $14.1 million resulting from our acquisition of BladeLogic, and a $7.3 million increase in MSM maintenance revenue.

Domestic maintenance revenue increased 3.6%, or $18.1 million, from fiscal 2007 to fiscal 2008, due primarily to an $18.9 million increase in ESM maintenance revenue.

International Maintenance Revenue

International maintenance revenue represented 45.4%, or $462.3 million, 45.7%, or $442.2 million, and 44.8%, or $411.4 million, of our total maintenance revenue for fiscal 2009, 2008 and 2007, respectively.

International maintenance revenue increased 4.5%, or $20.1 million, from fiscal 2008 to fiscal 2009, due to a $10.1 million increase in MSM maintenance revenue and a $10.0 million increase in ESM maintenance revenue, including incremental ESM maintenance revenue of $3.2 million resulting from our acquisition of BladeLogic. The MSM maintenance revenue increase was attributable to increases of $7.3 million and $4.5 million in our EMEA and Latin American markets, respectively, partially offset by a $1.7 million net decrease in our other international markets. The ESM maintenance revenue increase was attributable primarily to increases of $9.0 million and $1.1 million in our EMEA and Asia Pacific markets, respectively.

International maintenance revenue increased 7.5%, or $30.8 million, from fiscal 2007 to fiscal 2008, due to a $20.4 million increase in ESM maintenance revenue and a $10.4 million increase in MSM maintenance revenue. The ESM maintenance revenue increase was attributable to increases of $10.0 million, $4.6 million, $3.3 million and $2.5 million in our EMEA, Canadian, Asia Pacific and Latin American markets, respectively. The MSM maintenance revenue increase was attributable primarily to increases of $4.3 million, $2.8 million and $2.7 million in our Latin American, EMEA and Asia Pacific markets, respectively.

Professional Services Revenue

Professional services revenue increased 24.2%, or $28.1 million, from fiscal 2008 to fiscal 2009, and increased 26.7%, or $24.5 million, from fiscal 2007 to fiscal 2008. Domestic professional services revenue increased 33.3%, or $15.7 million, from fiscal 2008 to fiscal 2009, and increased 28.7%, or $10.5 million, from fiscal 2007 to fiscal 2008. International professional services revenue increased 17.9%, or $12.4 million, from fiscal 2008 to fiscal 2009, and increased 25.4%, or $14.0 million, from fiscal 2007 to fiscal 2008. These year over year increases were attributable primarily to increases in implementation and consulting services, principally related to growth in BSM solution sales and inclusive of incremental professional services revenue resulting from our acquisition of BladeLogic as it relates to the fiscal 2009 increase.

Operating Expenses

				Percentage Change
	Year Ended March 31,			2009 Compared to 2008	2008 Compared to 2007
	2009	2008	2007
	(In millions)
Cost of license revenue	$117.1	$100.4	$99.4	16.6%	1.0%
Cost of maintenance revenue	166.3	168.9	175.1	(1.5)%	(3.5)%
Cost of professional services revenue	141.6	125.1	95.8	13.2%	30.6%
Selling and marketing expenses	541.5	527.4	518.1	2.7%	1.8%
Research and development expenses	222.0	209.4	210.7	6.0%	(0.6)%
General and administrative expenses	197.7	209.4	202.8	(5.6)%	3.3%
In-process research and development	50.3	4.0	—	*	*
Severance, exit costs and related charges	33.5	14.7	44.6	127.9%	(67.0)%
Amortization of intangible assets	34.1	14.8	26.6	130.4%	(44.4)%

Total operating expenses	$1,504.1	$1,374.1	$1,373.1	9.5%	0.1%

*	— not meaningful

We estimate that the effect of foreign currency exchange rate fluctuations on our international expenses resulted in an approximate $28.0 million reduction in fiscal 2009 operating expenses as compared to fiscal 2008 and an approximate $46.0 million increase in fiscal 2008 operating expenses as compared to fiscal 2007, on a constant currency basis.

Cost of License Revenue

Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For fiscal 2009, 2008 and 2007, cost of license revenue represented 6.3%, or $117.1 million, 5.8%, or $100.4 million, and 6.3%, or $99.4 million, of total revenue, respectively, and 16.5%, 15.5% and 17.4% of license revenue, respectively.

Cost of license revenue increased 16.6%, or $16.7 million, from fiscal 2008 to fiscal 2009. This increase was attributable primarily to a $16.9 million increase in the amortization of acquired technology related to fiscal 2008 and 2009 acquisitions.

Cost of license revenue increased 1.0%, or $1.0 million, from fiscal 2007 to fiscal 2008. This increase was attributable to a $13.0 million increase in the amortization of acquired technology related to fiscal 2008 and fiscal 2007 acquisitions, principally offset by a $10.5 million reduction in amortization associated with technology acquired in connection with earlier acquisitions that became fully amortized and a $1.5 million reduction in license-based royalty expense.

Cost of Maintenance Revenue

Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For fiscal 2009, 2008 and 2007, cost of maintenance revenue represented 8.9%, or $166.3 million, 9.8%, or $168.9 million, and 11.1%, or $175.1 million, of total revenue, respectively, and 16.3%, 17.5% and 19.1% of maintenance revenue, respectively.

Cost of maintenance revenue decreased 1.5%, or $2.6 million, from fiscal 2008 to fiscal 2009. This decrease was attributable to a $1.8 million decrease in third-party outsourcing costs and a $0.8 million net decrease in other expenses.

Cost of maintenance revenue decreased 3.5%, or $6.2 million, from fiscal 2007 to fiscal 2008. This decrease was attributable to a $6.0 million reduction in personnel and third-party outsourcing costs in connection with ongoing efficiency initiatives and a $3.3 million net decrease in other expenses, partially offset by a $3.1 million increase in share-based compensation expense.

Cost of Professional Services Revenue

Cost of professional services revenue consists primarily of salaries, related personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers and the related infrastructure to support this business. For fiscal 2009, 2008 and 2007, cost of professional services revenue represented 7.6%, or $141.6 million, 7.2%, or $125.1 million, and 6.1%, or $95.8 million, of total revenue, respectively, and 98.1%, 107.6% and 104.4% of professional services revenue, respectively.

Cost of professional services revenue increased 13.2%, or $16.5 million, from fiscal 2008 to fiscal 2009. This increase was attributable primarily to a $10.1 million increase in professional service enablement personnel costs, a $3.5 million increase in third party consulting fees and a $2.1 million increase in share-based compensation expense. The increases in personnel and third party costs were associated primarily with a larger volume of BSM implementations, including incremental costs associated with our acquisition of BladeLogic.

Cost of professional services revenue increased 30.6%, or $29.3 million, from fiscal 2007 to fiscal 2008. This increase was attributable to a $13.6 million increase in professional service enablement personnel costs, a $13.9 million increase in third party consulting fees and a $1.8 million net increase in other costs. The increases in personnel and third party costs were associated primarily with a larger volume of BSM implementations.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For fiscal 2009, 2008 and 2007, selling and marketing expenses represented 28.9%, or $541.5 million, 30.5%, or $527.4 million, and 32.8%, or $518.1 million, of total revenue, respectively.

Selling and marketing expenses increased 2.7%, or $14.1 million, from fiscal 2008 to 2009. This increase was attributable to a $13.1 million increase in sales personnel costs and related variable compensation expense, primarily associated with increased revenue and our acquisition of BladeLogic, and a $6.9 million increase in share-based compensation expense, partially offset by a $5.9 million decrease in marketing campaign expenditures.

Selling and marketing expenses increased 1.8%, or $9.3 million, from fiscal 2007 to fiscal 2008. This increase was attributable to a $5.5 million increase in sales personnel costs and related variable compensation expense, primarily associated with increased revenue, and a $7.5 million increase in share-based compensation expense, partially offset by a $3.7 million net decrease in other expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries and personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For fiscal 2009, 2008 and 2007, research and development expenses represented 11.9%, or $222.0 million, 12.1%, or $209.4 million, and 13.3%, or $210.7 million, of total revenue, respectively.

Research and development expenses increased 6.0%, or $12.6 million, from fiscal 2008 to fiscal 2009. This increase was attributable primarily to a $9.6 million increase in research and development personnel and related costs, resulting principally from our acquisition of BladeLogic, and a $2.5 million increase in share-based compensation expense.

Research and development expenses decreased 0.6%, or $1.3 million, from fiscal 2007 to fiscal 2008. This decrease was attributable to an $18.3 million increase in research and development personnel and related costs, including a $2.8 million increase in share-based compensation expense, which was slightly more than offset by the combination of a $16.4 million year over year increase in research and development personnel and related costs allocated to software development projects that were capitalized and a $3.2 million net decrease in other expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. During fiscal 2009, 2008 and 2007, general and administrative expenses represented 10.6%, or $197.7 million, 12.1%, or $209.4 million, and 12.8%, or $202.8 million, of total revenue, respectively.

General and administrative expenses decreased 5.6%, or $11.7 million, from fiscal 2008 to fiscal 2009. This decrease was attributable to a $10.8 million decrease in personnel and related costs and a $4.9 million decrease in professional services and consulting fees, partially offset by a $2.1 million increase in share-based compensation expense and a $1.9 million net increase in other expenses.

General and administrative expenses increased 3.3%, or $6.6 million, from fiscal 2007 to fiscal 2008. This increase was attributable to a $10.9 million increase in share-based compensation expense, a $5.9 million increase in personnel and related costs and a $1.2 million net increase in other expenses, partially offset by an $11.4 million reduction in professional service and consulting fees.

In-Process Research and Development

The amounts allocated to IPR&D represent the estimated fair values, based on risk-adjusted cash flows and historical costs expended, related to core research and development projects that were incomplete and had neither reached technological feasibility nor been determined to have an alternative future use pending achievement of technological feasibility as of the date of acquisition. During fiscal 2009, we expensed acquired in-process research and development (IPR&D) totaling $50.3 million in connection with our first quarter acquisition of BladeLogic. The BladeLogic IPR&D relates primarily to the development of a major new release to an existing core product that we released in the fourth quarter of fiscal 2009. The estimated cost of completing this project as of the acquisition date was approximately $7.4 million, which did not materially change upon its release. During fiscal 2008, we expensed IPR&D totaling $4.0 million in connection with our fiscal 2008 business acquisitions. There were no acquired IPR&D charges during fiscal 2007.

Severance, Exit Costs and Related Charges

We have undertaken various restructuring and process improvement initiatives in recent years through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. Additionally, as a result of current economic conditions, we undertook general workforce reductions in the latter half of fiscal 2009. Related to these collective actions, we recorded charges of $33.5 million, $14.7 million, and $44.6 million in fiscal 2009, 2008 and 2007, respectively. These expenses were attributable primarily to identified workforce reductions and associated cash separation packages paid or accrued by us. While we will reduce future operating expenses as a result of these actions, we anticipate that these reductions will be substantially offset by incremental personnel-related expenses due to headcount growth in strategic areas. We will continue to evaluate additional actions that may be necessary in the future to achieve our business goals.

Amortization of Intangible Assets

Amortization of intangible assets consists primarily of the amortization of finite-lived customer contracts and relationships and tradenames recorded in connection with acquisitions. Amortization of intangible assets increased 130.4%, or $19.3 million, from fiscal 2008 to fiscal 2009, due to $27.7 million in additional amortization associated with intangibles acquired in connection with our fiscal 2009 and 2008 acquisitions, partially offset by an $8.4 million reduction in amortization associated with intangible assets acquired in connection with earlier acquisitions that became fully amortized. Amortization of intangible assets decreased 44.4%, or $11.8 million, from fiscal 2007 to fiscal 2008, due to a $13.3 million reduction in amortization associated with intangible assets acquired in connection with prior acquisitions that became fully amortized, partially offset by $1.5 million in additional amortization associated with intangibles acquired in connection with fiscal 2008 acquisitions.

Other Income (Loss), net

Other income (loss), net, consists primarily of interest earned, realized gains and losses and impairments on investments and interest expense on our Notes and capital leases. Other income (loss), net, was $(3.9) million, $76.9 million and $93.3 million for fiscal 2009, 2008 and 2007, respectively.

Other income, net, decreased 105.1%, or $80.8 million, from fiscal 2008 to fiscal 2009. This decrease was attributable to a $42.1 million decrease in interest income, resulting from lower average investment yields on lower average investment balances, a $15.9 million increase in interest expense related to our Notes issued in fiscal 2009, $8.4 million in charges related to the write-down of certain non-marketable equity investments, a $7.8 million increase in recognized losses related to the investments in our deferred compensation program, $5.3 million in foreign currency exchange impact and a $1.3 million net decrease in other items.

Other income, net, decreased 17.6%, or $16.4 million, from fiscal 2007 to fiscal 2008. This decrease was attributable primarily to an $8.2 million reduction in realized gains on investments, a $4.6 million decrease in interest income, resulting from lower average investment yields and lower financed receivable balances, and a nonrecurring $2.4 million gain recorded in fiscal 2007 related to the impact of certain derivative instruments not designated as hedges for accounting purposes.

Provision for Income Taxes

We recorded income tax expense of $125.8 million, $120.8 million and $84.7 million in fiscal 2009, 2008 and 2007, respectively, resulting in an effective tax rate of 34.6%, 27.8% and 28.2%, respectively. The effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, additional accruals and changes in estimates related to our uncertain tax positions, changes in the valuation allowance recorded against our deferred tax assets, benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion and the non-deductible write-off of IPR&D expense associated with certain acquisitions. The effective tax rate in fiscal 2009 increased by 6.6% as a result of our $50.3 million write-off of IPR&D expense in connection with the BladeLogic acquisition, which was not deductible for tax purposes.

Liquidity and Capital Resources

At March 31, 2009, we had $1.2 billion in cash, cash equivalents and investments, approximately 37% of which was held by our international subsidiaries and was largely generated from our international operations.

Our international operations have generated $194.5 million of earnings that we have determined will be invested indefinitely in our international operations. Were such earnings to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements.

In June 2008, we issued $300.0 million of Notes. Net proceeds to us after discount and issuance costs amounted to $295.6 million, which were used for general corporate purposes. The Notes bear interest at a rate of 7.25% per year payable semi-annually in June and December of each year. The Notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable treasury rate plus 50 basis points, plus, accrued and unpaid interest. The Notes are subject to the provisions of an indenture which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. As of March 31, 2009, we were in compliance with all such debt covenants.

As of March 31, 2009, we held auction rate securities with a par value of $72.2 million and an estimated fair value of $60.0 million. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s and Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail through May 2009, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk or that the underlying credit quality of the assets backing the auction rate security investments have been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate the recent lack of liquidity of these investments to have a material impact on our business strategy, financial condition, results of operations or cash flows. Additionally, in November 2008, we entered into a put agreement with a bank from which we have acquired certain auction rate securities with a par value of $17.7 million and an estimated fair value of $15.7 million. Under the terms of the agreement, we have the ability to put these auction rate securities at par value to the bank any time during the period beginning June 30, 2010 and ending June 30, 2012. The bank also has the right to repurchase these auction rate securities at par value on or before June 30, 2010.

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

We may from time to time seek to repurchase or retire securities, including outstanding debt and equity securities, in open market repurchases, unsolicited or solicited privately negotiated transactions or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. Such repurchases or exchanges, if any, will depend on a number of factors, including, but not limited to, prevailing market conditions, our liquidity requirements and contractual restrictions, if applicable. The amount of repurchases may be material and may change from period to period.

Our cash flows during fiscal 2009, 2008 and 2007 were:

	Year Ended March 31,
	2009	2008	2007
	(In millions)
Net cash provided by operating activities	$579.7	$593.7	$420.1
Net cash provided by (used) in investing activities	(851.9)	221.4	(405.9)
Net cash provided by (used) in financing activities	57.4	(438.2)	(44.0)
Effect of exchange rate changes on cash and cash equivalents	(50.2)	27.9	7.4

Net increase (decrease) in cash and cash equivalents	$(265.0)	$404.8	$(22.4)

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. From fiscal 2008 to 2009, net cash provided by operating activities decreased by $14.0 million, from $593.7 million to $579.7 million, due primarily to a net reduction in cash receipts on our receivables, offset by a net increase in net earnings before non-cash expenses (principally depreciation, amortization and share-based compensation) and other working capital changes. From fiscal 2007 to fiscal 2008, net cash provided by operating activities increased by $173.6 million, due primarily to a net increase in cash receipts on our receivables and an increase in net earnings before non-cash expenses (principally depreciation, amortization and share-based compensation).

Cash Flows from Investing Activities

Net cash used in investing activities was $851.9 million in fiscal 2009, as compared to net cash provided by investing activities of $221.4 million in fiscal 2008. This difference was attributable primarily to cash expended in the current period for our acquisition of BladeLogic and a year over year decrease in proceeds from maturities and sales of investments, partially offset by year over year decreases in investment purchases and purchases of property and equipment. Net cash provided by investing activities was $221.4 million in fiscal 2008, as compared to net cash used in investing activities of $405.9 million in fiscal 2007. This difference was attributable primarily to lower purchases of investments and a reduction in the amount of cash expended for acquisitions year over year, partially offset by a decrease in proceeds from maturities and sales of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $57.4 million in fiscal 2009, as compared to net cash used in financing activities of $438.2 million in fiscal 2008. This difference was attributable primarily to net proceeds received related to the issuance of our Notes in fiscal 2009 and a year over year decrease in treasury stock purchases, partially offset by a decrease in proceeds from stock option exercises, an increase in stock repurchases to satisfy withholding obligations and an increase in payments under debt and capital lease obligations. From fiscal 2007 to fiscal 2008, net cash used in financing activities increased by $394.2 million, from $44.0 million to $438.2 million, due primarily to the receipt of $291.9 million in proceeds from the sale and leaseback of our headquarters campus in fiscal 2007, an increase in treasury stock purchases and a decrease in cash received from stock option exercises.

Finance Receivables

We provide financing on a portion of our sales transactions to customers that meet our specified standards of creditworthiness. Our practice of providing financing at reasonable interest rates enhances our competitive position. We participate in established programs with third-party financial institutions to sell a significant portion of our finance receivables, enabling us to collect cash sooner and remove credit risk. The finance receivables are sold to third-party financial institutions on a non-recourse basis. We record such transfers of finance receivables to third-party financial institutions as sales of such finance receivables when we have surrendered control of such receivables, including determining that such assets have been isolated beyond our reach and the reach of our creditors. We have not guaranteed the transferred receivables and have no obligation upon default. During fiscal 2009, 2008 and 2007, we transferred $149.7 million, $267.5 million and $174.2 million, respectively, of such receivables through these programs.

Treasury Stock Purchased

Our Board of Directors had previously authorized a total of $3.0 billion to repurchase common stock. During fiscal 2009, we purchased 10.7 million shares for $330.0 million. From the inception of the stock repurchase authorization through March 31, 2009, we have purchased 114.7 million shares for $2.7 billion. See Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. In addition, during fiscal 2009 we repurchased 0.4 million shares for $16.2 million to satisfy employee tax withholding obligations upon the lapse of restrictions on nonvested stock grants. As of March 31, 2009, there was $344.8 million remaining in the stock repurchase program, which does not have an expiration date. The repurchase of stock will continue to be funded primarily with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2009:

	Payments due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	(In millions)
Senior unsecured notes(1)	$21.8	$43.5	$43.5	$390.6	$499.4
Capital lease obligations(1)	7.8	11.7	3.2	—	22.7
Operating lease obligations	41.1	60.0	37.1	26.9	165.1
Purchase obligations(2)	10.2	4.1	1.7	—	16.0
Other liabilities reflected on the balance sheet	11.8	2.1	—	—	13.9

Total contractual obligations(3)(4)	$92.7	$121.4	$85.5	$417.5	$717.1

(1)	Represents contractual amounts due, including interest.
(2)

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
(4)

We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities will occur for our unrecognized tax benefits due to the uncertainties related to these tax matters. Therefore, our liability for unrecognized tax benefits of $141.6 million, including interest and penalties, is not included in the table above.

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

Revenue Recognition

Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor-specific objective evidence (VSOE) of the fair value of undelivered elements exists. As substantially all of our software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We have established VSOE of the fair value of maintenance through independent maintenance renewals as well as, for certain new product offerings, management approved maintenance pricing which is evidenced by contractually stated maintenance renewal rates. These demonstrate a consistent relationship of pricing maintenance as a percentage of either the net license fee or the discounted or undiscounted license list price. VSOE of the fair value of professional services is established based on daily rates when sold on a stand-alone basis.

We are unable to establish VSOE of fair value for all undelivered elements in certain arrangements that include multiple software products for which the associated maintenance pricing is based on a combination of undiscounted license list prices, net license fees or discounted license list prices. We are also unable to establish VSOE of fair value for all undelivered elements in certain arrangements that include unlimited licensing rights and certain arrangements that contain rights to future unspecified software products as part of the maintenance offering. If VSOE of fair value of one or more undelivered elements does not exist, license revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value exists for all remaining undelivered elements, or if the deferral is due to the factors described above, license revenue is recognized ratably over the longest expected delivery period of undelivered elements in the arrangement, which is typically the longest maintenance term.

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

Share-Based Compensation

We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

We estimate the fair value of stock options and employee stock purchase plan shares using the Black-Scholes option pricing model. We utilize Monte Carlo simulation models to estimate the fair value of certain market performance-based stock awards and the intrinsic value at the date of grant as an estimate of fair value for nonvested stock awards. The fair values of share-based awards determined on the date of grant using a fair value model are impacted by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility and risk-free rate over the expected term of the awards, as well as a set of peer companies’ expected stock price volatilities used in our Monte Carlo simulation models.

We estimate the volatility of our common stock by using a combination of historical volatility and implied volatility derived from market traded options for our stock, as we believe that the combined volatility is more representative of future stock price trends than either historical or implied volatility alone. We estimate the expected term of options granted using the simplified method allowed by SEC Staff Accounting Bulletin (SAB) No. 107 as amended by SAB No. 110, due to changes in vesting terms and contractual lives of our current options compared to our historical grants. We base the risk-free interest rate on zero-coupon yields implied from United States Treasury issues with maturities similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate prevesting option forfeitures and record share-based compensation expense for those awards that are expected to vest.

In addition, we estimate expected achievement of performance measures in determining the expected timing of vesting of our performance-based nonvested stock awards.

We record deferred tax assets for share-based awards that result in deductions on our income tax returns, based on the amount of share-based compensation recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, such shortfalls reduce our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense.

If we use different assumptions for estimating share-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the amount of such expense recorded in future periods may differ significantly from what we have recorded in the current period.

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

Valuation of Investments

Our investments consist of debt and equity securities. We account for our investments in debt securities and equity securities that have readily determinable fair values in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We account for our investments in non-marketable equity securities that do not have a readily determinable fair value under the cost method of accounting. We classify certain investments in debt securities as available-for-sale securities and certain investments in debt and equity securities as trading securities. We regularly analyze our portfolio of available-for-sale and cost method investments for other than temporary declines in fair value. This analysis requires significant judgment as well as the use of estimates and assumptions. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other than temporary include whether: (i) the fair value of the investment is significantly below our cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that we will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. We have investment policies which are designed to ensure that our assets are invested in capital-preserving securities. However, from time to time, issuer-specific and market-specific events could warrant a write down for an other than temporary decline in fair value.

As of March 31, 2009, we held auction rate securities with a par value of $72.2 million and an estimated fair value of $60.0 million. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. Substantially all of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail through April 2009, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk or that the underlying credit quality of the assets backing the auction rate security investments have been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities using internally developed models of the expected cash flows of the securities which incorporated assumptions about the cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.

As the vast majority of our investments are investment-grade securities, we anticipate that any future impairment charges related to these investments will not have a material adverse effect on our consolidated financial position or results of operations. Investments in debt and equity securities with a fair value below our cost as of March 31, 2009 are discussed in greater detail in Note 3 to the accompanying Consolidated Financial Statements.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under SFAS No. 109, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year’s results and for deferred tax assets and liabilities related to the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns. Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities and the process of identifying items of revenue and expense that qualify for preferential tax treatment. We are subject to corporate income tax audits in multiple jurisdictions and our income tax expense includes amounts intended to satisfy income tax assessments that may result from the examination of our tax returns that have been filed in these jurisdictions. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made. We adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on April 1, 2007.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defined fair value, established a framework for measuring fair value and expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) Statement of Financial Accounting Standards 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to April 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We adopted the provisions of SFAS No. 157 relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on April 1, 2008. The adoption of the required provisions of SFAS No. 157 did not have a material impact on our financial position or results of operations. We will adopt the provisions of SFAS No. 157 with regard to non-financial assets and non-financial liabilities beginning in fiscal 2010. The adoption of these provisions is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to elect to measure at fair value eligible financial instruments that are not currently measured at fair value. This election, which may be applied on an instrument by instrument basis, is typically irrevocable once made. SFAS No. 159 was effective for us as of April 1, 2008. The only financial instrument we have elected to measure at fair value under this statement is the put option we received in November 2008 to sell certain student loan-related auction rate securities, as discussed in Liquidity and Capital Resources section herein.

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

SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal 2010. The impact of adoption of SFAS No. 141(R) on our financial position or results of operations will be dependent upon the nature and terms of business combinations that we may consummate in fiscal 2010 and thereafter.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (SFAS No. 161). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). It requires entities to provide greater transparency regarding: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. We adopted SFAS No. 161 for the year ended March 31, 2009. Because SFAS No. 161 applies only to financial statement disclosures, it did not have any impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for our financial statements beginning in fiscal 2010, and interim periods within those fiscal years. Based on our current operations, we do not expect that the adoption of FSP FAS 142-3 will have a material impact on our financial position or results of operations.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1), which clarifies that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities to allow computation of basic earnings per share using the two-class method. FSP EITF 03-06-1 is effective for us beginning in fiscal 2010 and is not expected to have a material impact on our computation of earnings per share.

In April 2009, the FASB issued FSP SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume or level of activity in a market for an asset or liability has decreased significantly. This FSP also provides additional guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). This FSP is effective for us beginning in fiscal 2010 and is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in other comprehensive income). This FSP is effective for us beginning in fiscal 2010 and is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim financial statements. This FSP is effective for us in our first quarter fiscal 2010 interim financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations, the impact of changes in interest rates on our investments and long-term debt and changes in market prices of our debt and equity securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments.

The hypothetical changes noted in the sections immediately below are based on sensitivity analyses performed as of March 31, 2009. Actual results could differ materially.

Foreign Currency Exchange Rate Risk

We use derivatives to hedge those current net assets and liabilities that, when re-measured in accordance with accounting principles generally accepted in the United States, impact our consolidated statement of operations. Currency forward contracts are utilized in these hedging programs. All forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure, not for speculation or trading purposes. Gains and losses on these currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, resulting in negligible net gain or loss overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on forward contracts are recognized in other income (loss) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we did not hedge against foreign exchange rate movement, a hypothetical increase or decrease of 10% in exchange rates would result in an increase or decrease in income before taxes of approximately $17.5 million. This amount represents the exposure related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the United States Dollar.

We do not currently hedge currency risk related to anticipated revenue or expenses denominated in foreign currencies.

Interest Rate Risk

We adhere to a conservative investment policy, whereby our principal concern is the preservation of liquid funds. Cash, cash equivalents and investments were approximately $1.2 billion at March 31, 2009, which consisted of $1.0 billion in cash and cash equivalents and the remaining balance consisting primarily of different types of investment-grade debt securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, we classify most of our investments as “available-for-sale” under SFAS No. 115, which provides that no gain or loss on any security would actually be recognized in earnings unless the instrument was sold or the loss in value was deemed to be other than temporary. A hypothetical 100 basis point increase in annual interest rates would result in an approximate $11.7 million increase in earnings before taxes related to our cash, cash equivalents and investments.

Market Risk

The carrying value and fair value of our Notes as of March 31, 2009, were $298.4 million and $275.1 million, respectively. The fair value was based upon market prices of our Notes. If market interest rates increased by 100 basis points and assuming all other variables were held constant, we estimate the fair value of our Notes would decrease by approximately $16.5 million.

As of March 31, 2009, we held auction rate securities with a par value of $72.2 million and an estimated fair value of $60.0 million. For further information, refer to the Liquidity and Capital Resources section above in

Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. We may incur additional temporary unrealized losses or other-than-temporary impairments in the future if market conditions were to persist and we are unable to recover the cost of our auction rate securities.

ITEM 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Report. See Item 15.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

Management assessed our internal control over financial reporting as of March 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2009. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The effectiveness of our internal control over financial reporting as of March 31, 2009 has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements. Ernst & Young LLP’s report on our internal control over financial reporting is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of BMC Software, Inc.

We have audited the internal control over financial reporting of BMC Software, Inc. (the “Company”) as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of the Company for each of the three years in the period ended March 31, 2009, and our report dated May 15, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

May 15, 2009

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement in connection with our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009, under the headings “Election of Directors” and “Executive Officers” and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be set forth in the 2009 Proxy Statement under the headings “Compensation of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2009 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2009 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the 2009 Proxy Statement under the heading “Fees Paid to Ernst & Young” and is incorporated herein by reference.

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

3. The following Exhibits are filed with this Report or incorporated by reference as set forth below:

Exhibit Number
3.1	—	Restated Certificate of Incorporation of the Company; incorporated by reference to Exhibit 1.2 to our Registration Statement on Form 8-A filed August 26, 1988.

3.2	—	Certificate of Amendment of Restated Certificate of Incorporation; incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended March 31, 1997.

3.3	—	Certificate of Amendment of Restated Certificate of Incorporation filed November 30, 1999; incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the year ended March 31, 2002.

3.4	—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

3.5	—	Amendment No. 1 to Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.5 to our Current Report on Form 8-K filed on October 25, 2007.

4.1	—	Indenture, dated as of June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 4, 2008.

4.2	—

Supplemental Indenture, dated as of June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee, including the form of the 7.25% Note due 2018; incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 4, 2008.

Exhibit Number
10.1(a)	—

BMC Software, Inc. 1994 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

*10.1(b)	—	Second Amendment to the BMC Software, Inc. 1994 Employee Incentive Plan.

10.2(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to our Annual Report on Form 10-K for the year ended March 31, 2005 (the 1995 10-K).

10.2(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

10.3	—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

10.4	—

BMC Software, Inc. 2000 Employee Stock Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.5	—

Amended and Restated BMC Software, Inc. Executive Deferred Compensation Plan; incorporated by reference to Exhibit 10.5(d) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.6	—	Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed November 24, 2008.

*10.7	—	Form of Nonemployee Director Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan for nonemployee directors.

10.8(a)	—	BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to our 2002 Proxy Statement filed with the SEC on Schedule 14A.

10.8(b)	—

Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to our Annual Report on Form 10-K for the year ended March 31, 2003.

10.9	—

BMC Software, Inc. 2002 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.10	—

BMC Software, Inc. Short-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.11	—	BMC Software, Inc. Long-term Incentive Performance Award Program; incorporated by reference to Exhibit 10.11 to the 2003 10-K.

10.12	—	Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed November 24, 2008.

10.13(a)	—	BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.5 to the BladeLogic, Inc. Registration Statement on Form S-1 (Registration No. 333-141915)

Exhibit Number
10.13(b)	—	First Amendment to BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.34(b) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.14	—

Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed November 1, 2004.

10.15	—

Form of Restricted Stock Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed November 1, 2004.

10.16	—

Executive Employment Agreement between BMC Software, Inc. and Denise M. Clolery; incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.17	—

Executive Employment Agreement between BMC Software, Inc. and Michael A. Vescuso; incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.18	—	Executive Employment Agreement between BMC Software, Inc. and James W. Grant, Jr.; incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed November 24, 2008.

*10.19	—	Form of Stock Option Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers.

10.20	—

Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on June 12, 2006.

*10.21	—	Form of Restricted Stock Unit Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers.

10.22	—	Executive Employment Agreement between BMC Software, Inc. and William Miller; incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.23	—

Form of Stock Option Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.24	—

Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.25	—

Form of Time-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.26	—	Executive Employment Agreement between BMC Software, Inc. and Dev Ittycheria; incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

Exhibit Number
10.27	—	Executive Employment Agreement between BMC Software, Inc. and John McMahon; incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.28	—

Form of Performance-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.28 to our Current Report on Form 8-K filed June 12, 2008.

10.29	—

Form of Time-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.29 to our Current Report on Form 8-K filed June 12, 2008.

10.30	—	Performance-Based Restricted Stock Unit Award Agreement for Robert E. Beauchamp; incorporated by reference to Exhibit 10.30 to our Current Report on Form 8-K filed August 20, 2008.

10.31	—

Executive Employment Agreement between BMC Software, Inc. and D. Stephen Goddard; incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.32	—	Executive Employment Agreement between BMC Software, Inc. and T. Cory Bleuer; incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.33(a)	—	BMC Software, Inc. 2007 Incentive Plan; incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A dated July 19, 2007.

10.33(b)	—	First Amendment to BMC Software, Inc. 2007 Incentive Plan; incorporated by reference to Exhibit 10.33(b) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*31.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*32.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BMC Software, Inc.

We have audited the accompanying consolidated balance sheets of BMC Software, Inc. (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, the Company adopted, effective April 1, 2007, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 15, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

May 15, 2009

BMC SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,023.3	$1,288.3
Short-term investments	73.6	62.2
Trade accounts receivable, net	217.8	208.0
Trade finance receivables, net	99.3	88.8
Deferred tax assets	68.0	61.7
Other current assets	78.5	93.6

Total current assets	1,560.5	1,802.6
Property and equipment, net	103.0	99.8
Software development costs	122.6	113.4
Long-term investments	72.3	124.7
Long-term trade finance receivables, net	92.1	56.4
Intangible assets, net	189.9	46.8
Goodwill	1,288.7	756.5
Other long-term assets	268.4	345.3

Total assets	$3,697.5	$3,345.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$57.2	$43.8
Finance payables	13.7	4.3
Accrued liabilities	285.1	313.7
Deferred revenue	977.3	926.8

Total current liabilities	1,333.3	1,288.6
Long-term deferred revenue	810.6	852.6
Long-term debt	313.6	9.2
Other long-term liabilities	191.5	200.6

Total liabilities	2,649.0	2,351.0

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	881.2	786.7
Retained earnings	1,985.4	1,753.1
Accumulated other comprehensive income (loss)	(25.5)	19.7

	2,843.6	2,562.0
Treasury stock, at cost (64.4 and 58.5 shares)	(1,795.1)	(1,567.5)

Total stockholders’ equity	1,048.5	994.5

Total liabilities and stockholders’ equity	$3,697.5	$3,345.5

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2009	2008	2007
	(In millions, except per share data)
Revenue:
License	$709.7	$647.6	$569.8
Maintenance	1,017.8	967.7	918.8
Professional services	144.4	116.3	91.8

Total revenue	1,871.9	1,731.6	1,580.4

Operating expenses:
Cost of license revenue	117.1	100.4	99.4
Cost of maintenance revenue	166.3	168.9	175.1
Cost of professional services revenue	141.6	125.1	95.8
Selling and marketing expenses	541.5	527.4	518.1
Research and development expenses	222.0	209.4	210.7
General and administrative expenses	197.7	209.4	202.8
In-process research and development	50.3	4.0	—
Amortization of intangible assets	34.1	14.8	26.6
Severance, exit costs and related charges	33.5	14.7	44.6

Total operating expenses	1,504.1	1,374.1	1,373.1

Operating income	367.8	357.5	207.3

Other income (loss), net:
Interest and other income, net	26.5	74.7	86.6
Interest expense	(17.0)	(1.1)	(1.5)
Gain (loss) on sale and impairment of investments	(13.4)	3.3	8.2

Total other income (loss), net	(3.9)	76.9	93.3

Earnings before income taxes	363.9	434.4	300.6
Provision for income taxes	125.8	120.8	84.7

Net earnings	$238.1	$313.6	$215.9

Basic earnings per share	$1.27	$1.61	$1.06

Diluted earnings per share	$1.25	$1.57	$1.03

Shares used in computing basic earnings per share	187.1	194.8	204.2

Shares used in computing diluted earnings per share	190.4	200.0	210.2

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended March 31, 2009, 2008 and 2007

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Securities Available for Sale, Net of Taxes	Treasury Stock, at Cost	Unearned Share-Based Compensation	Total Stockholders’ Equity
	(In millions)
Balance, March 31, 2006	249.1	$2.5	$592.5	$1,264.4	$(24.3)	$ 1.9	$ (735.3)	$(2.9)	$1,098.8

Comprehensive income:
Net earnings	—	—	—	215.9	—	—	—	—	215.9
Foreign currency translation adjustment, net of taxes of $2.4 million	—	—	—	—	15.5	—	—	—	15.5
Unrealized gain on securities available for sale, net of taxes of $1.7	—	—	—	—	—	0.9	—	—	0.9
Realized gain on securities available for sale, net of taxes of $1.8	—	—	—	—	—	(3.3)	—	—	(3.3)

Total comprehensive income									229.0

Adoption of FAS 123(R)	—	—	(2.9)	—	—	—	—	2.9	—
Treasury stock purchases	—	—	—	—	—	—	(555.0)	—	(555.0)
Shares issued/forfeited for share-based compensation	—	—	15.0	(2.3)	—	—	188.8	—	201.5
Share-based compensation expense	—	—	43.3	—	—	—	—	—	43.3
Tax benefit of share-based compensation	—	—	31.5	—	—	—	—	—	31.5

Balance, March 31, 2007	249.1	$2.5	$679.4	$1,478.0	$(8.8)	$ (0.5)	$ (1,101.5)	$—	$1,049.1

Comprehensive income:
Net earnings	—	—	—	313.6	—	—	—	—	313.6
Foreign currency translation adjustment, net of taxes of $4.0 million	—	—	—	—	31.3	—	—	—	31.3
Unrealized gain on securities available for sale, net of taxes of $1.0	—	—	—	—	—	—	—	—	—
Realized gain on securities available for sale, net of taxes of $1.4	—	—	—	—	—	(2.3)	—	—	(2.3)

Total comprehensive income									342.6

Adoption of FIN 48	—	—	—	(37.1)	—	—	—		(37.1)
Treasury stock purchases	—	—	—	—	—	—	(579.6)	—	(579.6)
Shares issued/forfeited for share-based compensation	—	—	11.9	(1.4)	—	—	113.6	—	124.1
Share-based compensation expense	—	—	69.7	—	—	—	—	—	69.7
Tax benefit of share-based compensation	—	—	25.7	—	—	—	—	—	25.7

Balance, March 31, 2008	249.1	$2.5	$786.7	$1,753.1	$22.5	$ (2.8)	$ (1,567.5)	$—	$994.5

Comprehensive income:
Net earnings	—	—	—	238.1	—	—	—	—	238.1
Foreign currency translation adjustment, net of taxes of $9.5 million	—	—	—	—	(39.9)	—	—	—	(39.9)
Unrealized loss on securities available for sale, net of taxes of $4.2	—	—	—	—	—	(10.7)	—	—	(10.7)
Realized loss on securities available for sale, net of taxes of $0.3	—	—	—	—	—	5.4	—	—	5.4

Total comprehensive income									192.9

Treasury stock purchases	—	—	—	—	—	—	(346.2)	—	(346.2)
Shares issued/forfeited for share-based compensation	—	—	(9.8)	(5.8)	—	—	118.6	—	103.0
Share-based compensation expense	—	—	81.0	—	—	—	—	—	81.0
Tax benefit of share-based compensation	—	—	23.3	—	—	—	—	—	23.3

Balance, March 31, 2009	249.1	$2.5	$881.2	$1,985.4	$(17.4)	$ (8.1)	$ (1,795.1)	$—	$1,048.5

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2009	2008	2007
	(In millions)
Cash flows from operating activities:
Net earnings	$238.1	$313.6	$215.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
In-process research and development	50.3	4.0	—
Depreciation and amortization	182.8	152.1	160.8
Deferred income tax provision (benefit)	3.1	(76.2)	22.0
Share-based compensation expense	82.0	66.6	41.6
Other	13.4	(3.3)	(8.2)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivables	16.5	(21.0)	(11.7)
Trade finance receivables	(46.0)	109.1	(49.7)
Trade accounts payable	7.0	(7.3)	(32.4)
Finance payables	9.3	(34.6)	(27.4)
Deferred revenue	0.8	48.2	97.7
Other operating assets and liabilities	22.4	42.5	11.5

Net cash provided by operating activities	579.7	593.7	420.1

Cash flows from investing activities:
Proceeds from maturities/sales of investments	194.2	728.7	961.3
Purchases of investments	(173.5)	(289.3)	(1,139.0)
Cash paid for acquisitions, net of cash acquired, and other investments	(783.7)	(114.8)	(145.2)
Capitalization of software development costs	(67.3)	(68.2)	(53.5)
Purchases of property and equipment	(28.0)	(38.4)	(33.7)
Other investing activities	6.4	3.4	4.2

Net cash provided by (used in) investing activities	(851.9)	221.4	(405.9)

Cash flows from financing activities:
Treasury stock acquired	(330.0)	(579.6)	(555.0)
Repurchases of stock to satisfy employee tax withholding obligations	(16.2)	—	—
Proceeds from stock option exercises and other	101.8	124.1	201.6
Excess tax benefit from share-based compensation	24.1	23.9	28.6
Payments on debt and capital leases	(17.9)	(6.6)	(6.1)
Proceeds from issuance of long-term debt, net of debt issuance costs	295.6	—	—
Proceeds from sale leaseback transaction	—	—	291.9
Repayment of debt acquired	—	—	(5.0)

Net cash provided by (used in) financing activities	57.4	(438.2)	(44.0)

Effect of exchange rate changes on cash and cash equivalents	(50.2)	27.9	7.4

Net change in cash and cash equivalents	(265.0)	404.8	(22.4)
Cash and cash equivalents, beginning of year	1,288.3	883.5	905.9

Cash and cash equivalents, end of year	$1,023.3	$1,288.3	$883.5

Supplemental disclosure of cash flow information:
Cash paid for interest	$11.7	$1.1	$1.5
Cash paid for income taxes, net of amounts refunded	$69.3	$62.0	$55.2

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Nature of Operations

BMC Software, Inc. (collectively, we, us, our or BMC) develops software that provides system and service management solutions primarily for large enterprises. We market and sell our products in most major world markets directly through our sales force and indirectly through channel partners, including resellers, distributors and systems integrators. We also provide maintenance and support for our products and perform software implementation, integration and education services for our customers.

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

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

Cash and Cash Equivalents

We consider investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2009 and 2008, our cash equivalents were comprised primarily of money market funds, United States treasury securities and commercial paper. Our cash equivalents are subject to potential credit risk. Our cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

Investments

Management determines the appropriate classification of investments in debt securities and equity securities that have readily determinable fair values at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. At March 31, 2009 and 2008, our investments were comprised primarily of debt securities, certificates of deposits and mutual funds. Our investments are recorded at their fair values and classified as available-for-sale, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss), or as trading, with unrealized gains and losses recorded in interest and other income (loss), net. Realized gains, losses and impairments are recorded in other income (loss), net, in the consolidated statements of operations. Realized and unrealized gains and losses are calculated using the specific identification method. Investments with maturities of twelve months or less are classified as short-term investments. Investments with maturities of more than twelve months are classified as long-term investments.

We account for investments in non-marketable equity securities that do not have a readily determinable fair value under the cost method of accounting. In fiscal 2009, we recorded an $8.4 million impairment charge in connection with the write-down of certain non-marketable equity investments to their estimated fair values.

Refer to Note 3 for further information regarding auction rate securities held by us.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables

In the ordinary course of business, we extend credit to our customers. Trade and finance receivables are recorded at their outstanding principal balances, adjusted for interest receivable to date, if applicable, and adjusted by the allowance for doubtful accounts. Interest income on finance receivables is recognized using the effective interest method and is presented as interest and other income, net in the consolidated statements of operations. In estimating the allowance for doubtful accounts, we consider the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer-specific information. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. As of March 31, 2009 and 2008, the allowance for doubtful trade accounts receivable was $3.6 million and $2.7 million, respectively, and the allowance for doubtful trade finance receivables was $0.6 million and $0.2 million, respectively. During fiscal 2009, 2008 and 2007, the provision (recoveries) for bad debts was $3.8 million, $0.9 million and $(0.6) million, respectively, and the amounts charged against the allowance for doubtful accounts were $2.9 million, $0.5 million and $1.1 million, respectively.

Most of our finance receivables are transferred to financial institutions. Such transfers are executed on a non-recourse basis through individual transfers, as discussed further in Note 4. Finance receivables to be transferred are recorded at the lower of outstanding principal balance, adjusted for interest receivable to date, or fair value, as determined on an individual receivable basis. As such finance receivables are typically transferred less than three months after origination, the outstanding principal balance typically approximates fair value. Finance receivables to be transferred as of March 31, 2009 and 2008 have been aggregated with current and long-term finance receivables in the accompanying consolidated balance sheets at those dates.

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

Costs incurred to develop internal-use software during the application development stage are capitalized, stated at cost, and amortized using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred.

Software Development Costs

Costs of software developed internally for licensing to third-parties are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized through the general release of the software products and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized software development costs are amortized on a straight-line basis over the products’ respective estimated economic lives, which are typically three years. The amortization of capitalized software development costs, including amounts accelerated for products that were not expected to generate

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sufficient future revenue to realize their carrying values, is included in cost of license revenue in the consolidated statements of operations. During fiscal 2009, 2008 and 2007, amounts capitalized were $72.5 million, $71.8 million and $55.4 million, respectively, amounts amortized were $62.9 million, $64.5 million and $64.2 million, respectively, and the change in foreign exchange rates impacted capitalized software development costs by $(0.4) million, $2.0 million and $2.1 million, respectively. Amounts capitalized during fiscal 2009 included $1.7 million of capitalized interest.

Intangible Assets

Intangible assets consist principally of acquired technology, customer relationships and tradenames recorded in connection with our business combinations. The amounts allocated to these intangible assets represent our estimates of their fair values at the acquisition date. The fair values are primarily estimated using the expected present value of future cash flows method of applying the income approach. Intangible assets are stated at cost and amortized on a straight-line basis over their respective estimated economic lives ranging from one to five years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identified intangible assets, in connection with our business combinations. We test goodwill for impairment in the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. Each of our business segments is considered a reporting unit. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination, which are the reporting units to which the related acquired technology is assigned. We then determine the fair value of the reporting units with goodwill using a combination of the income and market approaches on an invested capital basis.

Impairment

In addition to our goodwill impairment testing, as noted above, we periodically review our other long-lived assets for impairment. We initiate reviews for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value.

Foreign Currency Translation and Risk Management

We operate globally and transact business in various foreign currencies. The functional currency for many of our foreign subsidiaries is the respective local currency. Financial statements of these foreign operations are translated into United States Dollars using the currency exchange rates in effect at the balance sheet dates. Revenue and expenses of these subsidiaries are translated using rates that approximate those in effect during the period. Translation adjustments are included in accumulated other comprehensive income (loss) within stockholders’ equity. The substantial majority of our revenue derived from customers outside of the United States is billed in local currencies from regional headquarters, for which the functional currency is the United States Dollar. Foreign currency transaction gains or losses are included in interest and other income, net.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To minimize the risk from changes in foreign currency exchange rates, we have established a program that utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Gains or losses on our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts entered into under this program. Our foreign currency exposures relate primarily to certain foreign currency denominated assets and liabilities. Our foreign currency forward contracts generally have terms of one month or less and are entered into at the prevailing market exchange rate at the end of each month. We do not use forward contracts for speculative purposes. While these foreign currency forward contracts are utilized to hedge foreign currency exposures, they are not formally designated as hedges, and therefore, the changes in the fair values of these derivatives are recognized currently in earnings. We record these foreign currency forward contracts at fair value as either assets or liabilities depending on the net settlement position of the foreign currency forward contracts with each respective counterparty at the balance sheet date.

Revenue Recognition

Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor-specific objective evidence (VSOE) of the fair value of undelivered elements exists. As substantially all of our software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We have established VSOE of the fair value of maintenance through independent maintenance renewals as well as, for certain new product offerings, management approved maintenance pricing which is evidenced by contractually stated maintenance renewal rates. These demonstrate a consistent relationship of pricing maintenance as a percentage of either the net license fee or the discounted or undiscounted license list price. VSOE of the fair value of professional services is established based on daily rates when sold on a stand-alone basis.

We are unable to establish VSOE of fair value for all undelivered elements in certain arrangements that include multiple software products for which the associated maintenance pricing is based on a combination of undiscounted license list prices, net license fees or discounted license list prices. We are also unable to establish VSOE of fair value for all undelivered elements in certain arrangements that include unlimited licensing rights and certain arrangements that contain rights to future unspecified software products as part of the maintenance offering. If VSOE of fair value of one or more undelivered elements does not exist, license revenue is deferred and recognized upon delivery of those elements or when VSOE of fair value exists for all remaining undelivered elements, or if the deferral is due to the factors described above, license revenue is recognized ratably over the longest expected delivery period of undelivered elements in the arrangement, which is typically the longest maintenance term.

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

Professional services revenue, which principally relates to implementation, integration and training services associated with our products, is derived under both time-and-material and fixed fee arrangements and in most instances is recognized on a proportional performance basis. If no discernable customer deliverable exists until

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the completion of the professional services, we apply the completed performance method and defer the recognition of professional services revenue until completion of the services, which is typically evidenced by a signed completion letter from the customer. Services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification, or customization of our products and are not otherwise considered to be essential to the functionality of such products. In arrangements where the professional services do not qualify for separate accounting from the license elements, the combined software license and professional services revenue are recognized based on contract accounting using either the percentage-of-completion or completed-contract method.

We also execute arrangements through resellers, distributors and systems integrators (collectively, channel partners) in which the channel partners act as the principals in the transactions with the end users of our products and services. In license arrangements with channel partners, title and risk of loss pass to the channel partners upon execution of our arrangement with them and the delivery of our products to the channel partner. We recognize revenue from transactions with channel partners on a net basis (the amount actually received by us from the channel partners) when all other revenue recognition criteria are satisfied. We do not offer right of return, product rotation or price protection to any of our channel partners.

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

In our consolidated statements of operations, revenue is categorized as license, maintenance and professional services revenue. We allocate revenue to each of these categories based on the VSOE of fair value for elements in each revenue arrangement and the application of the residual method for arrangements in which we have established VSOE of fair value for all undelivered elements. In arrangements where we are not able to establish VSOE of fair value for all undelivered elements, we first allocate revenue to any undelivered elements for which VSOE of fair value has been established, then allocate revenue to any undelivered elements for which VSOE of fair value has not been established based upon management’s best estimate of fair value of those undelivered elements and apply a residual method to determine the license fee. Management’s best estimate of fair value of undelivered elements for which VSOE of fair value has not been established is based upon the VSOE of similar offerings and other objective criteria.

Cost of License and Maintenance Revenue

Cost of license revenue is primarily comprised of the amortization of capitalized software costs for products developed internally for licensing to third-parties, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses.

Cost of maintenance revenue is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance and support services to our customers.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales Commissions

We pay commissions to our direct sales force related to revenue transactions under commission plans established annually. We defer sales commissions that are directly related to license and maintenance revenue that is deferred. After initial deferral, these commissions are recognized as selling and marketing expenses in the consolidated statements of operations over the terms of the related customer contracts, in proportion to the recognition of the associated revenue. The commission payments, which are typically paid in full in the month following execution of the customer contracts, are a direct and incremental cost of the revenue arrangements. Deferred commissions as of March 31, 2009 and 2008 were $61.4 million and $52.9 million, respectively.

Share-Based Compensation

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective method. Compensation cost is recognized only for those awards that are expected to vest. We use the straight-line attribution method to allocate share-based compensation costs over the service period of the award.

Refer to Note 10 for further information regarding share-based compensation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defined fair value, established a framework for measuring fair value and expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) Statement of Financial Accounting Standards 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to April 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We adopted the provisions of SFAS No. 157 relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on April 1, 2008. The adoption of the required provisions of SFAS No. 157 did not have a material impact on our financial position or results of operations. We will adopt the provisions of SFAS No. 157 with regard to non-financial assets and non-financial liabilities beginning in fiscal 2010. The adoption of these provisions is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to elect to measure at fair value eligible financial instruments that are not currently measured at fair value. This election, which may be applied on an instrument by instrument basis, is typically irrevocable once made. SFAS No. 159 was effective for us as of April 1, 2008. The only financial instrument we have elected to measure at fair value under this statement is the put option we received in November 2008 to sell certain student loan-related auction rate securities, as discussed in Note 3.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which changes the accounting for business combinations including: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development, (v) the accounting for acquisition-related restructuring costs, (vi) the treatment of acquisition related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal 2010. The impact of adoption of SFAS No. 141(R) on our financial position or results of operations will be dependent upon the nature and terms of business combinations that we may consummate in fiscal 2010 and thereafter.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (SFAS No. 161). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). It requires entities to provide greater transparency regarding: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. We adopted SFAS No. 161 for the year ended March 31, 2009. Because SFAS No. 161 applies only to financial statement disclosures, it did not have any impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for our financial statements beginning in fiscal 2010, and interim periods within those fiscal years. Based on our current operations, we do not expect that the adoption of FSP FAS 142-3 will have a material impact on our financial position or results of operations.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1), which clarifies that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities to allow computation of basic earnings per share using the two-class method. FSP EITF 03-06-1 is effective for us beginning in fiscal 2010 and is not expected to have a material impact on our computation of earnings per share.

In April 2009, the FASB issued FSP SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume or level of activity in a market for an asset or liability has decreased significantly. This FSP also provides additional guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). This FSP is effective for us beginning in fiscal 2010 and is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in other comprehensive income). This FSP is effective for us beginning in fiscal 2010 and is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim financial statements. This FSP is effective for us in our first quarter fiscal 2010 interim financial statements.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Business Combinations

Fiscal 2009 Acquisition

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

The acquisition of BladeLogic’s outstanding common stock and other equity instruments resulted in total purchase consideration of $854.0 million, including approximately $19.9 million of direct acquisition costs. The estimated fair values of the acquired assets and assumed liabilities as of the date of acquisition were:

April 18, 2008
(In millions)
Cash and cash equivalents	$73.3
Trade accounts receivable	27.0
Deferred tax assets	36.5
Other current assets	1.5
Property and equipment	1.4
Intangible assets	214.8
In-process research and development	50.3
Goodwill	557.3

Total assets acquired	962.1

Current liabilities	(14.3)
Deferred tax liabilities	(86.8)
Deferred revenue	(7.0)

Total liabilities	(108.1)

Net assets acquired	$854.0

Factors that contributed to a purchase price that resulted in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future BladeLogic technology, support personnel to provide maintenance services related to BladeLogic products and a trained sales force capable of selling current and future BladeLogic products and the opportunity to cross-sell our products and BladeLogic products to existing customers. We believe that this acquisition will help us remain competitive in the Business Service Management market and improve the results of operations for our Enterprise Service Management segment. The goodwill resulting from the transaction was assigned to the Enterprise Service Management segment and is not expected to be deductible for tax purposes.

The acquired identifiable intangible assets consisted of:

	Fair Value	Useful Life in Years
	(In millions)
Customer contracts and relationships	$113.9	4
Developed product technology	100.7	4
Trademarks and tradenames	0.2	1

Total identifiable intangible assets	$214.8

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately $50.3 million of the purchase price was allocated to purchased in-process research and development (IPR&D) and was expensed as of the acquisition date. The amounts allocated to IPR&D represent the estimated fair values, based on risk-adjusted cash flows and historical costs expended, related to core research and development projects that were incomplete and had neither reached technological feasibility nor been determined to have an alternative future use pending achievement of technological feasibility as of the date of acquisition. The IPR&D relates primarily to the development of a major new release to an existing core product that was released in the fourth quarter of fiscal 2009.

The results of operations of BladeLogic are included in our consolidated statement of operations prospectively from April 18, 2008. The unaudited pro forma combined historical results of us and BladeLogic for fiscal 2009 and 2008, giving effect to the acquisition assuming the transaction was consummated as of the beginning of each period presented, were:

	Year Ended March 31,
	2009	2008
	(In millions, except per share amounts)
Pro Forma Combined:
Revenue	$1,873.5	$1,802.1
Net earnings	278.3	236.8
Basic earnings per share	1.49	1.22
Diluted earnings per share	1.46	1.18

The pro forma combined historical results prior to the date of acquisition do not reflect any cost savings or other synergies resulting from the transaction, are provided for informational purposes only and are not necessarily indicative of the combined results of operations for future periods or the results that actually would have been realized had the acquisition occurred as of the beginning of each specified period. Pro forma net earnings for the year ended March 31, 2009 exclude the IPR&D charge of $50.3 million.

Fiscal 2008 Acquisitions

During fiscal 2008, we acquired all of the issued and outstanding capital stock of ProactiveNet, Inc., RealOps, Inc. and Emprisa Networks, Inc. in June 2007, July 2007 and October 2007, respectively, for total cash consideration of $117.4 million including direct acquisition costs. The results of operations of these businesses have been included in our consolidated financial statements since the dates of the respective acquisitions. In connection with these acquisitions, we recorded intangible assets consisting of $29.4 million of acquired technology and $9.8 million of customer relationships, with weighted-average economic lives of approximately three and five years, respectively, and wrote-off $4.0 million of IPR&D as of the respective acquisition dates. Additionally, we assumed $12.8 million of other assets, net of liabilities acquired, in connection with these acquisitions. These acquisitions resulted in a total of $61.4 million of goodwill that was assigned to the Enterprise Service Management segment, of which $12.6 million is expected to be deductible for tax purposes.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2007 Acquisition

In May 2006, we acquired all of the outstanding shares of Identify Software Ltd. (Identify Software), a global provider of application problem resolution software, for total cash consideration of $150.6 million including direct acquisition costs. Identify Software’s operating results have been included in our consolidated financial statements since the acquisition date as part of the Enterprise Service Management segment. This acquisition provides solutions that optimize application development organizations through the automation of testing, support and maintenance processes and enable dramatic increases in development output. The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were:

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

The goodwill recorded was assigned to the Enterprise Service Management segment and a majority of such goodwill is expected to be deductible for tax purposes. Factors that contributed to a purchase price that resulted in goodwill include, but were not limited to, the retention of research and development personnel with the skills to develop future versions of acquired technology, support personnel to provide the maintenance services related to the products and a trained sales force capable of selling current and future versions of acquired products, the opportunity to cross-sell Identify Software and our products to existing customers and the positive reputation that Identify Software has in the market.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Financial Instruments

Investments

Our available-for-sale investments in debt securities were comprised of the following as of March 31, 2009 and 2008:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
March 31, 2009
Maturities within 1 year:
United States treasury securities	$35.0	$—	$—	$35.0
Certificates of deposits	38.6	—	$—	$38.6

Total maturities within 1 year	$73.6	$—	$—	$73.6

Maturities from 10 years and thereafter:
Auction rate securities	$54.5	$—	$(10.2)	44.3

Total maturities from 10 years and thereafter	$54.5	$—	$(10.2)	$44.3

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
March 31, 2008
Maturities within 1 year:
Municipal bonds	$8.1	$0.1	$—	$8.2
Agency bonds	20.0	0.2	—	20.2
Corporate bonds	13.7	—	—	13.7
Foreign debt securities	10.0	—	—	10.0
United States treasury securities	10.0	0.1	—	10.1

Total maturities within 1 year	$61.8	$0.4	$—	$62.2

Maturities from 1-5 years:
Municipal bonds	$5.5	$—	$(0.1)	$5.4
Agency bonds	5.0	0.1	—	5.1
Corporate bonds	5.4	—	(0.2)	5.2
United States treasury securities	20.2	1.3	—	21.5

Total maturities from 1-5 years	$36.1	$1.4	$(0.3)	$37.2

Maturities from 10 years and thereafter:
Auction rate securities	$72.2	$—	$(3.3)	$68.9
Mutual funds and other	19.3	0.5	(1.2)	18.6

Total maturities from 10 years and thereafter	$91.5	$0.5	$(4.5)	$87.5

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proceeds from the sale of available-for-sale securities, gross realized gains and gross realized losses were:

	Year Ended March 31,
	2009	2008	2007
	(In millions)
Proceeds from sales	$153.2	$207.5	$112.0
Gross realized gains	1.6	4.8	6.1
Gross realized losses	(2.6)	(1.2)	(1.0)

As of March 31, 2009, we held auction rate securities with a par value of $72.2 million, of which securities with a par value of $54.5 million were classified as available-for-sale and a par value of $17.7 million were classified as trading, and an estimated fair value of $60.0 million. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. Substantially all of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail through April 2009, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk or that the underlying credit quality of the assets backing the auction rate security investments have been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities and the put option discussed further below using internally developed models of the expected cash flows of the securities which incorporated assumptions about the cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.

In November 2008, we entered into a put agreement with a bank from which we have acquired certain auction rate securities with a par value of $17.7 million and an estimated fair value of $15.7 million as of March 31, 2009. Under the terms of the agreement, we have the ability to put these auction rate securities to the bank at par value at any time during the period beginning June 30, 2010, and ending June 30, 2012. The bank also has the right to repurchase these auction rate securities at par value on or before June 30, 2010. These auction rate securities have been reclassified to trading securities and, accordingly, any changes in the fair value of these securities are recognized in earnings. In addition, we have elected the fair value option provided in SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” for the put option. The fair value adjustments to these auction rate securities and the related put option resulted in minimal net impact to the consolidated statements of operations for the fiscal 2009.

The unrealized loss on our available-for-sale auction rate securities, which have a fair value of $44.3 million at March 31, 2009, was $10.2 million at March 31, 2009 and was recorded in accumulated other comprehensive income (loss) as we believe the decline in fair value of the auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and our ability to hold the investments for a period of time sufficient to allow for any recovery in market value or until maturity. Our available-for-sale auction rate securities have been in an unrealized loss position for greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities are classified as long-term investments as of March 31, 2009 and 2008.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

We measure certain financial instruments at fair value on a recurring basis using the following valuation techniques:

(A) Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

(B) Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earning methods.

The fair values of our financial instruments were determined using the following input levels and valuation techniques at March 31, 2009:

	Fair Value Measurements at Reporting Date Using				Valuation Technique
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Assets
Cash equivalents
Money-market funds	$494.9	$494.9	$—	$—	A
United States treasury securities	276.2	276.2	—	—	A
Certificates of deposit	24.9	24.9	—	—	A
Short-term and long-term investments
United States treasury securities	35.0	35.0	—	—	A
Auction rate securities	60.0	—	—	60.0	B
Certificates of deposit	38.6	38.6	—	—	A
Mutual funds and other	12.3	12.3	—	—	A
Foreign currency exchange derivatives	0.7	—	0.7	—	A
Auction rate securities put option	2.0	—	—	2.0	B

Total	$944.6	$881.9	$0.7	$62.0

Liabilities
Foreign currency exchange derivatives	$(8.3)	$—	$(8.3)	$—	A

Total	$(8.3)	$—	$(8.3)	$—

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

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 classification is applied to assets when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.

The following table summarizes the activity in Level 3 financial instruments during fiscal 2009:

	Auction Rate Securities	Put Option	Total
	(In millions)
Balance as of April 1, 2008	$68.9	$—	$68.9
Gain related to recognition of put option included in interest and other income, net	—	2.0	2.0
Unrealized loss included in interest and other income, net	(2.0)	—	(2.0)
Unrealized loss included in other comprehensive income	(6.9)	—	(6.9)

Balance as of March 31, 2009	$60.0	$2.0	$62.0

Derivative Financial Instruments

We operate globally and transact business in various foreign currencies. To minimize the risk from changes in foreign currency exchange rates, we have established a program that utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Gains or losses on our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts entered into under this program. Our foreign currency exposures relate primarily to certain foreign currency denominated assets and liabilities. These foreign currency forward contracts generally have terms of one month or less and are generally entered into at the prevailing market exchange rate at the end of each month. We do not use forward contracts for speculative purposes. While these foreign currency forward contracts are utilized to hedge foreign currency exposures, they are not formally designated as hedges, and therefore, the changes in the fair values of these derivatives are recognized currently in earnings. We record these foreign currency forward contracts at fair value as either assets or liabilities depending on the net settlement position of the foreign currency forward contracts with each respective counterparty at the balance sheet date.

As of March 31, 2009, the notional amounts at contract exchange rates of our outstanding foreign currency forward contracts entered into on March 31, 2009 with settlement dates of April 30, 2009 were:

Foreign Currency	Notional Amount
(In millions)
Euros	$132.8
British Pound	29.4
Indian Rupee	24.3
Mexican Peso	11.5
Other	52.9

The fair value of our outstanding foreign currency forward contracts that closed in a gain position as of March 31, 2009 was $0.7 million and was recorded as other assets in our Consolidated Balance Sheet. The fair value of our outstanding foreign currency forward contracts that closed in a loss position as of March 31, 2009 was $8.3 million and was recorded as other liabilities in our Consolidated Balance Sheet. The effect of the foreign currency forward contracts during the year ended March 31, 2009 was a gain of $26.4 million, which was recorded in interest and other income, net. During fiscal 2009, 2008 and 2007 our results of operations included $5.3 million, $(0.5) million and $(2.7) million, respectively, of expense (benefit) related to unhedged foreign exchange exposures and premiums and discounts on foreign currency forward contracts.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2008 and 2007, foreign currency forward contracts were used by us to hedge the fair value of certain available-for-sale debt securities. These derivatives were designated at inception as fair value hedges under SFAS No. 133, and we regularly assessed the effectiveness of these designated fair value hedges. During fiscal 2008 and 2007, hedge ineffectiveness and amounts excluded in the assessment of hedge effectiveness were not material. Changes in the fair value of these derivatives were recognized in earnings. All of these foreign currency forward contracts were fully closed in fiscal 2008. During fiscal 2007, interest and other income, net, included $2.4 million related to unhedged foreign exchange exposures and derivative financial instruments.

We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.

(4) Trade Finance Receivables

In the ordinary course of business, we extend credit to our customers. Interest income on finance receivables is recognized using the effective interest method and is recorded as interest and other income, net in the consolidated statements of operations. Interest income on these financed receivables was $9.6 million, $11.3 million and $13.7 million in fiscal 2009, 2008 and 2007, respectively.

A substantial portion of the trade finance receivables entered into by us are transferred to financial institutions on a non-recourse basis through individual transfers. We utilize wholly-owned finance subsidiaries in these finance receivables transfers. These entities are consolidated into our financial position and results of operations. We account for such transfers under the provisions of Emerging Issues Task Force Consensus No. 88-18, “Sales of Future Revenues,” or SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During fiscal 2009, 2008 and 2007, we transferred finance receivables of $149.7 million, $267.5 million and $174.2 million, respectively, which approximated fair value, to financial institutions on a non-recourse basis.

(5) Property and Equipment

Property and equipment as of March 31, 2009 and 2008 consisted of:

	March 31,
	2009	2008
	(In millions)
Computers, software, furniture and equipment	$466.1	$437.9
Leasehold improvements	41.1	45.5
Projects in progress	6.3	24.1

	513.5	507.5
Less accumulated depreciation and amortization	(410.5)	(407.7)

Property and equipment, net	$103.0	$99.8

Property and equipment includes computer equipment procured by us under capital lease arrangements with net book values of $19.9 million and $11.5 million (net of $6.0 million and $14.3 million in accumulated depreciation) as of March 31, 2009 and 2008, respectively. Depreciation of capital lease equipment is included in depreciation expense. Depreciation expense recorded during fiscal 2009, 2008 and 2007 was $42.4 million, $45.8 million and $44.8 million, respectively.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Intangible Assets and Goodwill

Intangible assets as of March 31, 2009 and 2008 consisted of:

	March 31,
	2009		2008
	Gross Carrying Amount	Net Book Value	Gross Carrying Amount	Net Book Value
	(In millions)
Acquired technology	$507.2	$96.5	$408.0	$33.2
Customer relationships	243.2	93.4	132.0	13.5
Tradenames and trademarks	29.1	—	28.5	0.1

Total intangible assets	$779.5	$189.9	$568.5	$46.8

Amortization of acquired technology totaling $44.6 million, $27.6 million and $25.4 million was included in cost of license revenue in the consolidated statements of operations for fiscal 2009, 2008 and 2007, respectively. Amortization of other intangible assets is included in the separate caption “amortization of intangible assets” in the consolidated statements of operations.

Future amortization expense associated with our intangible assets existing as of March 31, 2009 is expected to be:

Year Ending March 31,
(In millions)
2010	$70.2
2011	60.9
2012	55.9
2013	2.9

$189.9

The following table summarizes goodwill activity and ending goodwill balances by operating segment:

	Enterprise Service Management	Mainframe Service Management	Total
	(In millions)
Balance as of March 31, 2007	$598.5	$72.0	$670.5
Goodwill acquired during the year	61.4	—	61.4
Effect of exchange rate changes	24.6	—	24.6

Balance as of March 31, 2008	$684.5	$72.0	$756.5

Goodwill acquired during the year	$557.8	$—	$557.8
Effect of exchange rate changes	(25.6)	—	(25.6)

Balance as of March 31, 2009	$1,216.7	$72.0	$1,288.7

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Long-Term Debt

Long-term debt as of March 31, 2009 and 2008 consisted of:

	March 31,
	2009	2008
	(In millions)
Senior unsecured notes due 2018 (net of $1.6 million of unamortized discount at March 31, 2009)	$298.4	$—
Capital leases and other obligations	23.1	16.1

Total	321.5	16.1

Less current maturities of capital leases and other obligations (included in accrued liabilities)	7.9	6.9

Long-term debt	$313.6	$9.2

In June 2008, we issued $300.0 million of senior unsecured notes due in 2018 (the Notes). Net proceeds to us after original issuance discount and issuance costs amounted to $295.6 million, which were used for general corporate purposes. The Notes were issued at an original issuance discount of $1.8 million. The Notes bear interest at a rate of 7.25% per annum payable semi-annually in June and December of each year. The Notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of the Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable treasury rate plus 50 basis points, plus accrued and unpaid interest. The Notes are subject to the provisions of an indenture which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. As of March 31, 2009, we were in compliance with all such debt covenants.

Based on current market prices, the fair value of the Notes as of March 31, 2009 was $275.1 million.

(8) Deferred Revenue

Deferred revenue is comprised of deferred maintenance, license and professional services revenue. Deferred maintenance revenue is not recorded on arrangements with trade payment terms until the related maintenance fees have been collected. The components of deferred revenue as of March 31, 2009 and 2008 were:

	March 31,
	2009	2008
	(In millions)
Current:
Maintenance	$637.6	$640.7
License	322.2	264.2
Professional services	17.5	21.9

Total current deferred revenue	977.3	926.8

Long-term:
Maintenance	521.5	560.9
License	288.7	291.2
Professional services	0.4	0.5

Total long-term deferred revenue	810.6	852.6

Total deferred revenue	$1,787.9	$1,779.4

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Income Taxes

The income tax provision for fiscal 2009, 2008 and 2007 consists of:

	Year Ended March 31,
	2009	2008	2007
	(In millions)
Current:
Federal	$62.8	$156.3	$19.6
State	11.3	10.1	2.0
Foreign	48.6	30.6	41.1

Total current	122.7	197.0	62.7

Deferred:
Federal	33.3	(65.0)	24.3
State	(4.0)	(7.3)	1.6
Foreign	(26.2)	(3.9)	(3.9)

Total deferred	3.1	(76.2)	22.0

Income tax provision	$125.8	$120.8	$84.7

The foreign income tax provision was based on foreign pre-tax earnings of $173.0 million, $170.4 million and $120.3 million for fiscal 2009, 2008 and 2007, respectively. The federal income tax provision includes the United States tax effects of certain foreign entities that are treated as a branch of the United States entity for tax purposes and therefore their earnings are included in the United States consolidated income tax return.

A reconciliation of income tax computed at the United States federal statutory rate of 35% to reported income tax expense for fiscal 2009, 2008 and 2007 follows (dollars in millions):

	Year Ended March 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Expense computed at United States statutory rate	$127.4	35.0%	$152.0	35.0%	$105.2	35.0%
Effect of foreign rate differentials	(21.9)	(6.0)%	(27.6)	(6.4)%	(18.3)	(6.1)%
Extraterritorial income and production activities deductions	(22.3)	(6.1)%	(25.5)	(5.8)%	(6.2)	(2.1)%
State income taxes, net of federal benefit	4.7	1.3%	1.8	0.4%	3.6	1.2%
In-process research and development	24.1	6.6%	1.4	0.3%	—	—
Other, net	13.8	3.8%	18.7	4.3%	0.4	0.2%

	$125.8	34.6%	$120.8	27.8%	$84.7	28.2%

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the related amounts recognized for income tax purposes. The significant components of deferred tax assets and liabilities as of March 31, 2009 and 2008 were:

	March 31,
	2009	2008
	(In millions)
Deferred tax assets:
Acquired research and development	$11.7	$72.1
Deferred revenue	69.6	57.4
Tax credit carryforwards	1.0	66.4
Net operating loss carryforwards	46.1	56.3
Compensation plans	39.4	36.4
Property & equipment, net	13.7	13.9
Other	76.4	74.4

Total gross deferred tax asset	257.9	376.9
Valuation allowance	(21.2)	(31.5)

Total deferred tax asset	236.7	345.4
Deferred tax liabilities:
Software development costs	(45.6)	(40.8)
Other	(33.8)	(31.4)

Total deferred tax liability	(79.4)	(72.2)

Net deferred tax asset	$157.3	$273.2

As reported:
Deferred tax assets	$68.0	$61.7

Other long-term assets	$105.1	$232.4

Accrued liabilities	$(6.1)	$(5.2)

Other long-term liabilities	$(9.7)	$(15.7)

In evaluating our ability to realize our deferred tax assets, we consider all available evidence, both positive and negative, including our past operating results, reversals of existing temporary differences, tax planning strategies and forecasts of future taxable income. In considering these sources of taxable income, we must make certain assumptions and judgments that are based on the plans and estimates used to manage our underlying business. Changes in our assumptions, plans and estimates may materially impact income tax expense.

We maintain a valuation allowance against certain tax credits and net operating losses that we do not believe are more likely than not to be utilized in the future. The valuation allowance increased (decreased) by $(10.3) million, $16.3 million and $8.5 million during fiscal 2009, 2008 and 2007, respectively. As of March 31, 2009, we have federal net operating loss carryforwards of $68.1 million, state net operating loss carryforwards of $6.5 million and foreign net operating loss carryforwards of $70.4 million, which expire between 2020 and 2028. These tax credits and net operating losses have arisen from various acquisitions as well as from net operating losses generated in certain state and foreign jurisdictions. Certain of the net operating loss carryforward assets are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate unremitted earnings of certain foreign subsidiaries for which United States federal income taxes have not been provided are $194.5 million at March 31, 2009. Deferred income taxes have not been provided on these earnings because we consider them to be indefinitely re-invested. If these earnings were repatriated to the United States or they were no longer determined to be indefinitely re-invested, we would have to record a tax liability for these earnings of approximately $51.0 million, assuming full utilization of the foreign tax credits associated with these earnings.

We carry out our business operations through legal entities in the United States and multiple foreign jurisdictions. These jurisdictions require that we file corporate income tax returns that are subject to United States, state and foreign tax laws. We are subject to routine corporate income tax audits in these multiple jurisdictions.

We adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) on April 1, 2007. The cumulative effect of adopting FIN 48 was recorded as of April 1, 2007 as a decrease to retained earnings of $37.1 million. The total amount of unrecognized tax benefits as of April 1, 2007 was $82.2 million, of which $62.6 million would impact our effective tax rate if recognized. The total amount of unrecognized tax benefits at March 31, 2009 and 2008, was $106.3 million and $111.6 million, respectively, of which $88.9 million and $70.0 million, respectively, would impact our effective tax rate if recognized. We do not anticipate any significant changes in the total amount of unrecognized tax benefits to occur within the next twelve months.

Activity related to our unrecognized tax benefits consists of:

	Year Ended March 31,
	2009	2008
	(In millions)
Beginning of period	$111.6	$82.2
Increases related to current year tax positions	7.4	7.5
Decreases related to current year tax positions	(0.5)	—
Increases related to prior year tax positions	23.4	28.2
Decreases related to prior year tax positions	(25.8)	—
Decreases related to settlements with taxing authorities	(5.4)	(9.0)
Decreases related to lapses of statutes of limitations	(1.4)	(0.6)
Impact of foreign currency exchange rate changes	(3.0)	3.3

End of period	$106.3	$111.6

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We recognized $11.5 million of interest and penalties during fiscal 2009. The total amount of accrued interest and penalties related to uncertain tax positions was $35.3 million and $27.0 million at March 31, 2009 and 2008, respectively.

We file a federal income tax return in the United States as well as income tax returns in various local, state and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (IRS) through the tax year ended March 31, 2003. During fiscal 2009, we filed a petition with the United States Tax Court in response to a Notice of Deficiency received from the IRS for the years ended March 31, 2004 and 2005. During the quarter ended March 31, 2009, the IRS completed its examination of our United States federal income tax returns for fiscal 2006 and 2007 and issued its Revenue Agent Report (RAR). We filed a protest letter contesting

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain adjustments included in the RAR and have requested to begin settlement discussions with the IRS Office of Appeals. The IRS has initiated an examination of our federal income tax return for the tax year ended March 31, 2008. In addition, certain tax years related to state, local and foreign jurisdictions remain subject to examination.

(10) Share-Based Compensation

We have various share-based compensation plans that authorize, among other types of awards, (i) the discretionary granting of stock options to employees and non-employee board members to purchase shares of our common stock, and (ii) the discretionary issuance of nonvested common stock awards directly in the form of time-based, market performance-based and performance-based restricted stock and units. The share-based awards granted by us generally contain vesting provisions ranging from one to four years, and with respect to stock options granted by us, have a term of not more than ten years from the date of grant. In fiscal 2007, we commenced the granting of options that generally vest monthly over four years and have a term of six years. Options granted to non-employee board members become fully vested within one year from the date of grant and have terms of ten years with respect to grants through fiscal 2008 and six years for all subsequent grants.

We granted 5.1 million, 5.1 million and 3.0 million stock options and nonvested stock awards equivalent to 3.5 million, 0.8 million and 1.5 million shares of common stock during fiscal 2009, 2008 and 2007, respectively. There were no significant modifications made to any share-based grants during these periods. As of March 31, 2009, there were 19.4 million shares available for grant under our share-based compensation plans. However, to the extent that we issue restricted stock awards from the 2007 and 1994 plans, the plans require us to reduce shares available for grant by a factor of 2.25 shares and 2.0 shares, respectively, for each nonvested stock award actually granted.

We also sponsor an employee stock purchase plan that permits eligible employees to acquire shares of our stock at a 15% discount to the lower of the market price of our common stock at the beginning or end of six-month offering periods.

Share-based compensation costs for stock options are based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and on the first day of the offering period for the employee stock purchase plan. The fair value of nonvested stock awards equals their intrinsic value on the date of grant, except for certain market performance-based restricted stock awards, for which the fair value is calculated using a Monte Carlo simulation model on the date of grant. The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows.

We estimate the volatility of our stock price by using a combination of both historical volatility and implied volatility derived from traded options on our stock in the marketplace. We believe that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility. The expected term of options granted has been derived from the simplified method allowed by SEC Staff Accounting Bulletin (SAB) No. 107, as amended by SAB No. 110, due to changes in vesting terms and contractual lives of current options compared to our historical grants. We base the estimate of the risk-free interest rate on the United States Treasury zero-coupon yield curve in effect at the time of grant. We have never paid cash dividends and do not currently intend to pay cash dividends; accordingly, we have assumed a 0% dividend yield.

Under SFAS No. 123(R), we are required to estimate potential forfeitures of share-based awards and adjust compensation cost recorded accordingly. The estimate of forfeitures are adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

forfeitures are recognized through a cumulative catch-up adjustment in the period of change and thus impact the amount of stock compensation expense to be recognized in future periods. There were no significant changes in estimated forfeitures in fiscal 2009, 2008 or 2007 as compared to estimates when the related expenses were originally recorded.

The fair value of share-based payments was estimated using the Black-Scholes and Monte Carlo simulation models with the following weighted-average assumptions:

	Year Ended March 31,
	2009	2008	2007
Expected volatility	33%	30%	34%
Risk-free interest rate %	2.9%	4.9%	4.9%
Expected term (in years)	4	4	4
Dividend yield	—	—	—

A summary of our stock compensation activity for fiscal 2009 follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)		(In years)	(In millions)
Outstanding as of March 31, 2008	18.8	$25	5	$164.0
Granted	5.1	37
Assumed through BladeLogic acquisition	1.2	8
Exercised	(5.1)	18
Cancelled or expired	(2.9)	34

Outstanding at March 31, 2009	17.1	$28	4	$126.5

Vested as of March 31, 2009 and expected to vest	15.4	$27	4	$118.8
Exercisable as of March 31, 2009	9.9	$25	4	$98.1

Nonvested Stock and Units	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Term
	(In millions)		(In years)
Outstanding as of March 31, 2008	2.2	$26	2
Granted	3.5
Vested	(1.5)
Cancelled or expired	(0.3)

Outstanding as of March 31, 2009	3.9	$33	3

Included in the table above were 0.2 million and 0.2 million performance-based restricted stock awards and market performance-based restricted stock awards, respectively, we granted in fiscal 2009 to selected executives and other key employees. The performance-based restricted stock awards, whose vesting is contingent upon us meeting certain profitability targets for fiscal 2010 and 2011, were valued based on the fair value of our stock on the date of grant. The vesting of the market performance-based restricted stock awards is contingent on our relative total shareholder return as compared to a set of peer companies over each performance period.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes weighted average grant date fair value and additional intrinsic value and vesting information:

	Year Ended March 31,
	2009	2008	2007
Weighted Average Fair Value
Per grant of stock options	$11	$10	$8
Per grant of nonvested stock and stock unit	$33	$32	$22

Share-Based Payment and Stock Option Values
Intrinsic value of stock options exercised (millions)	$70.4	$93.6	$106.4
Intrinsic value of nonvested stock and stock unit that vested (millions)	$55.3	$1.7	$1.3
Grant date fair value of nonvested stock and stock units that vested	$23	$19	$17

Our outstanding options as of March 31, 2009 were (shares in millions):

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$0.51 - 15.48	1.9	$11	4	1.5	$13
$15.74 - 18.80	1.9	18	4	1.7	17
$19.00 - 19.93	1.7	20	5	1.5	20
$20.27 - 22.01	1.7	21	3	1.3	21
$22.08 - 31.69	1.5	27	5	0.8	28
$32.15 - 32.15	3.2	32	4	1.4	32
$32.33 - 38.88	0.9	35	5	0.2	35
$39.30 - 39.30	3.5	39	5	0.7	39
$40.75 - 70.15	0.8	47	1	0.8	47

We had approximately $168.0 million of total unrecognized compensation costs related to stock options, nonvested stock and nonvested stock units as of March 31, 2009 that is expected to be recognized over a weighted-average period of 3 years. Approximately $5.2 million, $3.7 million and $1.9 million of share-based compensation costs were capitalized as software development costs during fiscal 2009, 2008 and 2007, respectively.

We received cash of $92.2 million, $115.7 million and $193.5 million for the exercise of stock options during fiscal 2009, 2008 and 2007, respectively. Cash was not used to settle any equity instruments previously granted. We issue shares from treasury stock upon the exercise of stock options, upon the vesting of stock units and at the grant date for nonvested stock.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation cost was recognized in our consolidated statements of operations as follows:

	Year Ended March 31,
	2009	2008	2007
	(In millions)
Cost of license revenue	$1.6	$0.8	$0.2
Cost of maintenance revenue	9.3	8.3	5.2
Cost of professional services revenue	3.2	1.1	1.0
Selling and marketing expenses	28.8	21.9	14.4
Research and development expenses	12.9	10.4	7.6
General and administrative expenses	26.2	24.1	13.2

Total share-based compensation	82.0	66.6	41.6
Income tax benefit	(25.2)	(22.6)	(12.8)

Total share-based compensation after taxes	$56.8	$44.0	$28.8

(11)	Retirement Plans

We sponsor a 401(k) plan that is available to substantially all United States employees. The plan provides for an employer match element having annual per-employee limitations that we have and may change from time to time. The costs of our matching contributions amounted to $13.1 million, $6.4 million and $11.1 million during fiscal 2009, 2008 and 2007, respectively. Employees become 100% vested in the employer match contributions upon reaching two years of service from date of hire.

We also sponsor a non-qualified deferred compensation plan for certain eligible employees. As of March 31, 2009 and 2008, $12.3 million and $18.7 million, respectively, is included in long-term investments, with a corresponding amount included in accrued liabilities, related to obligations under this plan. Employees participating in this plan receive distributions of their respective balances based on predetermined payout schedules or other events, as defined by the plan.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Stockholders’ Equity

Earnings Per Share

In calculating earnings per share (EPS), net earnings is divided by the weighted average number of common shares outstanding for the period. For diluted EPS, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock is reflected in the weighted average number of common shares. The treasury stock method is used whereby the outstanding stock options and unearned nonvested stock and nonvested stock units are considered potential common shares. During fiscal 2009, 2008 and 2007, the treasury stock method effect of 10.5 million, 6.0 million and 5.4 million weighted awards, respectively, has been excluded from the calculation of diluted EPS as it is anti-dilutive. The following table summarizes the basic and diluted EPS computations:

	Year Ended March 31,
	2009	2008	2007
	(In millions, except per share amounts)
Basic earnings per share:
Net earnings	$238.1	$313.6	$215.9

Weighted average number of common shares	187.1	194.8	204.2

Basic earnings per share	$1.27	$1.61	$1.06

Diluted earnings per share:
Net earnings	$238.1	$313.6	$215.9

Weighted average number of common shares	187.1	194.8	204.2
Incremental shares from assumed conversions of stock options and other dilutive securities	3.3	5.2	6.0

Adjusted weighted average number of common shares	190.4	200.0	210.2

Diluted earnings per share	$1.25	$1.57	$1.03

Treasury Stock

Our Board of Directors had previously authorized a total of $3.0 billion to repurchase common stock. During fiscal 2009, 2008 and 2007, 10.7 million, 18.2 million and 20.7 million shares, respectively, were purchased for $330.0 million, $579.6 million, and $555.0 million, respectively, under these authorizations. As of March 31, 2009, there was approximately $344.8 million remaining in this stock repurchase program, which does not have an expiration date. In addition, during fiscal 2009 we repurchased 0.4 million shares for $16.2 million to satisfy employee tax withholding obligations upon the lapse of restrictions on nonvested stock grants.

(13) Guarantees, Commitments and Contingencies

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

Lease Commitments

We lease office space and equipment under various non-cancelable operating leases. Rent expense is recognized on a straight-line basis over the respective lease terms and amounted to $57.5 million, $51.6 million and $49.9 million during fiscal 2009, 2008 and 2007, respectively.

In fiscal 2007, we sold our headquarters campus and three surrounding undeveloped land parcels located in Houston, Texas for approximately $291.9 million in cash, net of closing costs. In connection with the sale of the buildings, we entered into a 15 year lease agreement for the occupied space with the option to terminate the lease in nine years and options to renew the lease for up to an additional 20 years at market rates. Accordingly, we deferred and are amortizing the gain of approximately $24.2 million as a reduction to rent expense on a straight-line basis over the lease term. The net book value of assets of approximately $254.6 million of land and property was removed from the balance sheet. The lease agreement includes five scheduled rent increases over its term. Rent expense is being recognized on a straight-line basis over the lease term.

The following table summarizes future minimum lease payments to be made under non-cancelable operating leases and minimum sublease payments to be received under non-cancelable subleases as of March 31, 2009:

Year Ending March 31,
(In millions)
2010	$41.1
2011	33.1
2012	26.9
2013	20.5
2014	16.6
2015 and thereafter	26.9

Total minimum lease payments	165.1
Total minimum sublease payments	(5.3)

Total net minimum lease payments	$159.8

We have procured certain equipment under non-cancelable capital lease arrangements. The current and long-term portions of these capital lease obligations, which are included in accrued liabilities and long-term debt, respectively, in our consolidated balance sheets, were $6.8 million and $13.9 million, respectively, at March 31, 2009, and $5.8 million and $6.3 million, respectively, as of March 31, 2008. As of March 31, 2009, future minimum payments to be made under these capital leases are $7.8 million, $7.6 million, $4.1 million, $1.6 million and $1.6 million in fiscal 2010, 2011, 2012, 2013 and 2014, respectively.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2006, in response to a filing by BMC seeking clarification as to whether a tax applies to the remittance of software payments from its Brazilian operations, a lower level Brazilian court denied our request for a preliminary injunction and published an unfavorable decision. We are in the process of appealing this initial decision. In February 2007, a law was enacted that clarified that this particular tax did not apply to the remittance of software payments, retroactive to January 1, 2006. We continue to pursue a favorable resolution on this matter for years prior to January 1, 2006. While we believe we will ultimately prevail based on the merits of our position, we cannot predict or estimate the timing or ultimate outcome of this matter.

In April 2009, a lawsuit was filed against us by Data Detection Systems, LLC in the United States District Court for the Southern District of Texas, Houston Division. The complaint seeks monetary damages in unspecified amounts and permanent injunction based upon claims for alleged patent infringement. We intend to vigorously defend this matter. However, we cannot predict or estimate the timing or ultimate outcome of this matter.

We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(14)	Segment Reporting

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

Segment performance is measured based on segment operating income, reflecting segment revenue less direct and allocated indirect segment operating expenses. Direct segment operating expenses primarily include cost of revenue, selling and marketing, research and development and general and administrative expenses that can be specifically identified to a particular segment and are directly controllable by segment management, while

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allocated indirect segment operating expenses primarily include indirect costs within these operating expense categories that are not specifically identified to a particular segment or controllable by segment management. The indirect operating expenses are allocated to the segments based on budgeted bookings, revenue and other allocation methods that management believes to be reasonable. Our measure of segment operating income does not include the effect of share-based compensation expenses, amortization of acquired technology and other intangibles, the write-off of purchased IPR&D or the costs associated with severance and exit activities described in Note 15, which are collectively included in unallocated operating expenses below. Assets and liabilities are reviewed by management at the consolidated level only.

The table below summarizes segment performance for the fiscal 2009, 2008 and 2007. The prior year information has been reclassified to conform to our revised segment reporting methodology.

Year Ended March 31, 2009	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$436.1	$273.6	$709.7
Maintenance	550.1	467.7	1,017.8
Professional services	144.4	—	144.4

Total revenue	1,130.6	741.3	1,871.9
Direct and allocated indirect segment operating expenses	938.0	321.6	1,259.6

Segment operating income	192.6	419.7	612.3

Unallocated operating expenses			244.5
Other income (loss), net			(3.9)

Earnings before income taxes			$363.9

Year Ended March 31, 2008	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$350.5	$297.1	$647.6
Maintenance	517.4	450.3	967.7
Professional services	116.3	—	116.3

Total revenue	984.2	747.4	1,731.6
Direct and allocated indirect segment operating expenses	911.2	335.2	1,246.4

Segment operating income	73.0	412.2	485.2

Unallocated operating expenses			127.7
Other income, net			76.9

Earnings before income taxes			$434.4

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended March 31, 2007	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$330.1	$239.7	$569.8
Maintenance	478.1	440.7	918.8
Professional services	91.8	—	91.8

Total revenue	900.0	680.4	1,580.4
Direct and allocated indirect segment operating expenses	915.8	319.1	1,234.9

Segment operating income (loss)	(15.8)	361.3	345.5

Unallocated operating expenses			138.2
Other income, net			93.3

Earnings before income taxes			$300.6

Revenue from external customers and long-lived assets (excluding financial instruments and deferred tax assets) attributed to the United States, our corporate headquarters, and all other countries are:

	Year Ended March 31,
	2009	2008	2007
	(In millions)
Revenue:
United States	$980.0	$878.8	$823.5
International	891.9	852.8	756.9

	$1,871.9	$1,731.6	$1,580.4

	As of March 31,
	2009	2008
	(In millions)
Long-lived Assets:
United States	$1,094.9	$594.7
International	669.5	470.7

	$1,764.4	$1,065.4

(15) Severance, Exit Costs and Related Charges

We have undertaken various restructuring and process improvement initiatives in recent years through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. These process and realignment initiatives include workforce reductions across all functions and geographies, and the affected employees were, or will be, provided cash separation packages. As part of these initiatives, we have also exited certain leases, reduced the square footage required to operate certain locations and relocated some operations to lower cost facilities. As a result of these initiatives, we identified for termination approximately 140, 250 and 700 employees during fiscal 2009, 2008 and 2007, respectively.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, as a result of current economic conditions, we undertook a general workforce reduction of approximately 380 employees during fiscal 2009. This general reduction was across all functions and geographies, and the affected employees were, or will be, provided cash separation packages.

Activity related to fiscal 2007, 2008 and 2009 restructuring actions is summarized as follows:

	Balance as of April 1, 2006	Charged to Expense	Adjustments to Estimates	Foreign Exchange Adjustments	Accretion	Cash Payments, Net of Sublease Income	Balance as of March 31, 2007
	(In millions)
Process and realignment initiatives:
Severance and related	$0.4	$43.8	$0.1	$0.3	$—	$ (27.6)	$17.0
Facilities	25.7	0.3	0.4	—	0.9	(11.0)	16.3

Total accrued	$26.1	$44.1	$0.5	$0.3	$0.9	$ (38.6)	$33.3

	Balance as of April 1, 2007	Charged to Expense	Adjustments to Estimates	Foreign Exchange Adjustments	Accretion	Cash Payments, Net of Sublease Income	Balance as of March 31, 2008
	(In millions)
Process and realignment initiatives:
Severance and related	$17.0	$17.5	$(3.3)	$0.7	$—	$ (23.3)	$8.6
Facilities	16.3	2.2	(1.7)	—	0.5	(9.7)	7.6

Total accrued	$33.3	$19.7	$(5.0)	$0.7	$0.5	$ (33.0)	$16.2

	Balance as of April 1, 2008	Charged to Expense	Adjustments to Estimates	Foreign Exchange Adjustments	Accretion	Cash Payments, Net of Sublease Income	Balance as of March 31, 2009
	(In millions)
Process and realignment initiatives:
Severance and related	$8.6	$12.3	$ (3.6)	$ (0.6)	$—	$ (15.5)	$1.2
Facilities	7.6	6.0	(0.4)	—	0.3	(5.8)	7.7

	16.2	18.3	(4.0)	(0.6)	0.3	(21.3)	8.9

General workforce reduction:
Severance and related	—	20.3	(1.1)	0.1	—	(11.7)	7.6

Total accrued	$16.2	$38.6	$ (5.1)	$ (0.5)	$0.3	$ (33.0)	$16.5

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accruals for severance and related costs as of March 31, 2009 represent the amounts to be paid to employees that have been terminated or identified for termination as a result of the initiatives described above. These amounts are expected to be paid during fiscal 2010. With respect to our general workforce reduction action in fiscal 2009, we expect to incur an additional charge for severance and related costs of approximately $2.8 million during fiscal 2010. We continue to review the impact of these actions and will determine if, based on future operating results, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.

The accruals for facilities costs as of March 31, 2009 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates or lease modification dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2014. Projected sublease income is based on management’s estimates, which are subject to change. We may incur additional facilities charges subsequent to March 31, 2009 as a result of the initiatives described above. Accretion, representing the increase in the present value of facilities accruals over time, is included in our operating expenses.

(16) Quarterly Results (Unaudited)

The following table sets forth certain unaudited quarterly financial data for fiscal 2009 and 2008. This information has been prepared on the same basis as the accompanying consolidated financial statements and all necessary adjustments have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Fiscal 2009				Fiscal 2008
	Quarter Ended				Quarter Ended
	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008
	(In millions, except per share data)
Total revenue	$437.5	$466.7	$488.4	$479.3	$385.0	$420.7	$459.0	$466.9
Gross profit	$334.2	$354.3	$385.2	$373.2	$292.4	$326.2	$357.3	$361.3
Operating income	$13.3	$105.5	$128.7	$120.3	$61.2	$91.4	$106.5	$98.4
Net earnings	$1.2	$69.8	$83.8	$83.3	$55.2	$77.4	$84.0	$97.0

Basic EPS	$0.01	$0.37	$0.45	$0.45	$0.28	$0.39	$0.44	$0.51

Diluted EPS	$0.01	$0.36	$0.45	$0.45	$0.27	$0.38	$0.42	$0.50

Shares used in computing basic EPS	188.8	188.8	186.0	184.2	199.4	197.4	192.8	189.6

Shares used in computing diluted EPS	193.7	192.4	188.3	187.1	204.8	202.0	197.9	194.8

We incurred severance, exit costs and related charges totaling $6.4 million, $1.5 million, $16.0 million and $9.6 million during the quarters ended June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009, respectively, and totaling $1.8 million, $1.9 million, $5.8 million, and $5.2 million during the quarters ended June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2008, respectively. Refer to Note

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 for further information. Our income tax provision for the quarter ended March 31, 2008 was favorably impacted by a benefit of $13.6 million associated with guidance issued by a taxing authority during the quarter that related to certain deductions to which we are entitled. We recorded a $50.3 million charge for purchased IPR&D of BladeLogic during the quarter ended June 30, 2008, as further discussed in Note 2, and an $8.4 million impairment charge in connection with the write-down of certain non-marketable equity investments to their fair values during the quarter ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2009.

BMC SOFTWARE, INC.

By:	/s/ ROBERT E. BEAUCHAMP
Robert E. Beauchamp Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ ROBERT E. BEAUCHAMP Robert E. Beauchamp	Chairman of the Board, President and Chief Executive Officer	May 15, 2009

/s/ STEPHEN B. SOLCHER Stephen B. Solcher	Senior Vice President and Chief Financial Officer	May 15, 2009

/s/ T. CORY BLEUER T. Cory Bleuer	Vice President, Controller and Chief Accounting Officer	May 15, 2009

/s/ JON E. BARFIELD Jon E. Barfield	Director	May 15, 2009

/s/ GARY BLOOM Gary Bloom	Director	May 15, 2009

/s/ B. GARLAND CUPP B. Garland Cupp	Director	May 15, 2009

/s/ MELDON K. GAFNER Meldon K. Gafner	Director	May 15, 2009

/s/ P. THOMAS JENKINS P. Thomas Jenkins	Director	May 15, 2009

/s/ LOUIS J. LAVIGNE, JR. Louis J. Lavigne, Jr.	Director	May 15, 2009

/s/ KATHLEEN A. O’NEIL Kathleen A. O’Neil	Director	May 15, 2009

/s/ TOM C. TINSLEY Tom C. Tinsley	Director	May 15, 2009

Exhibit Number
3.1	—	Restated Certificate of Incorporation of the Company; incorporated by reference to Exhibit 1.2 to our Registration Statement on Form 8-A filed August 26, 1988.

3.2	—	Certificate of Amendment of Restated Certificate of Incorporation; incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended March 31, 1997.

3.3	—	Certificate of Amendment of Restated Certificate of Incorporation filed November 30, 1999; incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the year ended March 31, 2002.

3.4	—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

3.5	—	Amendment No. 1 to Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.5 to our Current Report on Form 8-K filed on October 25, 2007.

4.1	—	Indenture, dated as of June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 4, 2008.

4.2	—

Supplemental Indenture, dated as of June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee, including the form of the 7.25% Note due 2018; incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 4, 2008.

10.1(a)	—

BMC Software, Inc. 1994 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

*10.1(b)	—	Second Amendment to the BMC Software, Inc. 1994 Employee Incentive Plan.

10.2(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to our Annual Report on Form 10-K for the year ended March 31, 2005 (the 1995 10-K).

10.2(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

10.3	—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

10.4	—

BMC Software, Inc. 2000 Employee Stock Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.5	—

Amended and Restated BMC Software, Inc. Executive Deferred Compensation Plan; incorporated by reference to Exhibit 10.5(d) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.6	—	Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed November 24, 2008.

*10.7	—	Form of Nonemployee Director Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan for nonemployee directors.

10.8(a)	—	BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to our 2002 Proxy Statement filed with the SEC on Schedule 14A.

10.8(b)	—

Form of Stock Option Agreement employed under BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to our Annual Report on Form 10-K for the year ended March 31, 2003.

Exhibit Number
10.9	—

BMC Software, Inc. 2002 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.10	—

BMC Software, Inc. Short-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.11	—	BMC Software, Inc. Long-term Incentive Performance Award Program; incorporated by reference to Exhibit 10.11 to the 2003 10-K.

10.12	—	Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed November 24, 2008.

10.13(a)	—	BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.5 to the BladeLogic, Inc. Registration Statement on Form S-1 (Registration No. 333-141915)

10.13(b)	—	First Amendment to BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.34(b) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.14	—

Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed November 1, 2004.

10.15	—

Form of Restricted Stock Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed November 1, 2004.

10.16	—

Executive Employment Agreement between BMC Software, Inc. and Denise M. Clolery; incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.17	—

Executive Employment Agreement between BMC Software, Inc. and Michael A. Vescuso; incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.18	—	Executive Employment Agreement between BMC Software, Inc. and James W. Grant, Jr.; incorporated by reference to Exhibit 10.18 to our Current Report on Form 8-K filed November 24, 2008.

*10.19	—	Form of Stock Option Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers.

10.20	—

Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on June 12, 2006.

*10.21	—	Form of Restricted Stock Unit Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers.

10.22	—	Executive Employment Agreement between BMC Software, Inc. and William Miller; incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.23	—

Form of Stock Option Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

Exhibit Number
10.24	—

Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.25	—

Form of Time-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.26	—	Executive Employment Agreement between BMC Software, Inc. and Dev Ittycheria; incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.27	—	Executive Employment Agreement between BMC Software, Inc. and John McMahon; incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.28	—

Form of Performance-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.28 to our Current Report on Form 8-K filed June 12, 2008.

10.29	—

Form of Time-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.29 to our Current Report on Form 8-K filed June 12, 2008.

10.30	—	Performance-Based Restricted Stock Unit Award Agreement for Robert E. Beauchamp; incorporated by reference to Exhibit 10.30 to our Current Report on Form 8-K filed August 20, 2008.

10.31	—

Executive Employment Agreement between BMC Software, Inc. and D. Stephen Goddard; incorporated by reference to Exhibit 10.31 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.32	—	Executive Employment Agreement between BMC Software, Inc. and T. Cory Bleuer; incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.33(a)	—	BMC Software, Inc. 2007 Incentive Plan; incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A dated July 19, 2007.

10.33(b)	—	First Amendment to BMC Software, Inc. 2007 Incentive Plan; incorporated by reference to Exhibit 10.33(b) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*31.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*32.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith