Form 10-Q
period 2009-06-30
BMC SOFTWARE INC
filed 2009-08-05
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were outstanding 183,989,000 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.

QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	June 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$997.0	$1,023.3
Short-term investments	213.8	73.6
Trade accounts receivable, net	134.6	217.8
Trade finance receivables, net	62.5	99.3
Deferred tax assets	72.4	68.0
Other current assets	77.0	78.5

Total current assets	1,557.3	1,560.5
Property and equipment, net	106.7	103.0
Software development costs	120.8	122.6
Long-term investments	74.3	72.3
Long-term trade finance receivables, net	44.9	92.1
Intangible assets, net	171.9	189.9
Goodwill	1,298.0	1,288.7
Other long-term assets	263.0	268.4

Total assets	$3,636.9	$3,697.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$55.2	$57.2
Finance payables	8.0	13.7
Accrued liabilities	201.9	285.1
Deferred revenue	968.0	977.3

Total current liabilities	1,233.1	1,333.3
Long-term deferred revenue	759.8	810.6
Long-term debt	311.7	313.6
Other long-term liabilities	196.3	191.5

Total liabilities	2,500.9	2,649.0

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	891.3	881.2
Retained earnings	2,066.9	1,985.4
Accumulated other comprehensive income (loss)	(4.8)	(25.5)

	2,955.9	2,843.6
Treasury stock, at cost (65.0 and 64.4 shares)	(1,819.9)	(1,795.1)

Total stockholders’ equity	1,136.0	1,048.5

Total liabilities and stockholders’ equity	$3,636.9	$3,697.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In millions, except per share data)

(Unaudited)

	Quarter Ended June 30,
	2009	2008
Revenue:
License	$167.0	$149.4
Maintenance	251.2	254.3
Professional services	31.8	33.8

Total revenue	450.0	437.5

Operating expenses:
Cost of license revenue	28.1	27.6
Cost of maintenance revenue	37.3	40.5
Cost of professional services revenue	33.2	35.2
Selling and marketing expenses	125.9	140.4
Research and development expenses	53.7	61.8
General and administrative expenses	54.6	53.5
In-process research and development	—	50.3
Amortization of intangible assets	8.0	8.5
Severance, exit costs and related charges	1.0	6.4

Total operating expenses	341.8	424.2

Operating income	108.2	13.3

Other income (loss), net:
Interest and other income, net	3.6	9.0
Interest expense	(5.5)	(2.1)
Gain on sale of investments	1.2	1.2

Total other income (loss), net	(0.7)	8.1

Earnings before income taxes	107.5	21.4
Provision for income taxes	25.1	20.2

Net earnings	$82.4	$1.2

Basic earnings per share	$0.45	$0.01

Diluted earnings per share	$0.44	$0.01

Shares used in computing basic earnings per share	184.3	188.8

Shares used in computing diluted earnings per share	187.9	192.9

Comprehensive income:
Net earnings	$82.4	$1.2
Net changes in accumulated comprehensive income (loss):
Foreign currency translation adjustment	20.0	5.7
Unrealized gain (loss) on available-for-sale securities	0.7	(2.5)

Comprehensive income	$103.1	$4.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$82.4	$1.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
In-process research and development	—	50.3
Depreciation and amortization	42.8	44.8
Share-based compensation expense	20.6	22.4
Other	(1.2)	(1.2)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	83.2	72.8
Trade finance receivables	84.0	8.0
Accrued liabilities	(83.1)	(87.7)
Deferred revenue	(60.1)	34.4
Other operating assets and liabilities	(13.3)	6.3

Net cash provided by operating activities	155.3	151.3

Cash flows from investing activities:
Proceeds from maturities / sales of investments	36.0	101.2
Purchases of investments	(173.4)	(2.2)
Cash paid for acquisitions, net of cash acquired, and other investments	—	(784.1)
Capitalization of software development costs	(12.8)	(11.7)
Purchases of property and equipment	(7.8)	(8.3)
Other investing activities	—	(0.1)

Net cash used in investing activities	(158.0)	(705.2)

Cash flows from financing activities:
Treasury stock acquired	(50.0)	(100.0)
Repurchases of stock to satisfy employee tax withholding obligations	(4.9)	(15.8)
Proceeds from stock options exercised and other	17.5	50.4
Excess tax benefit from share-based compensation	1.7	19.9
Payments on debt and capital leases	(3.7)	(2.6)
Proceeds from issuance of long-term debt, net of debt issuance costs	—	295.6

Net cash provided by (used in) financing activities	(39.4)	247.5

Effect of exchange rate changes on cash and cash equivalents	15.8	4.6

Net change in cash and cash equivalents	(26.3)	(301.8)
Cash and cash equivalents, beginning of period	1,023.3	1,288.3

Cash and cash equivalents, end of period	$997.0	$986.5

Supplemental disclosure of cash flow information:
Cash paid for interest	$11.2	$2.1
Cash paid for income taxes, net of amounts refunded	$49.7	$29.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BMC Software, Inc. and its subsidiaries (collectively, we, us, our or BMC). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements reflect all normal recurring adjustments necessary to fairly present our financial position and results of operations as of and for the periods presented herein. We have evaluated subsequent events through August 5, 2009, the date the financial statements were issued. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

Interim results are not necessarily indicative of results for a full year. Our results generally tend to be stronger in the third and fourth quarters of our fiscal year, as compared to the first and second quarters of our fiscal year. These financial statements should be read in conjunction with our annual audited consolidated financial statements for the fiscal year ended March 31, 2009, as filed with the SEC on Form 10-K.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to April 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We adopted the provisions of SFAS No. 157 relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on April 1, 2008. We adopted the provisions of SFAS No. 157 with regard to non-financial assets and non-financial liabilities on April 1, 2009, and the adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which changes the accounting for business combinations including: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development (IPR&D), (v) the accounting for acquisition-related restructuring costs, (vi) the treatment of acquisition related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to all business combinations beginning in fiscal 2010. The impact of adoption of SFAS No. 141(R) on our financial position, results of operations or cash flows will be dependent upon the nature and terms of business combinations that we may consummate in fiscal 2010 and thereafter.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS 142-3 was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1), which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities to allow computation of basic and diluted earning per share using the two-class method. FSP EITF 03-06-1 requires retrospective application for periods prior to the effective date. FSP EITF 03-06-1 was effective for us beginning in fiscal 2010 and did not have a material impact on our computation of earnings per share. Refer to Note 7 for further information related to our computation of earnings per share.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume or level of activity in a market for an asset or liability has decreased significantly. This FSP also provides additional guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). This FSP was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis, then an entity may separate other-than temporary impairments into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) all other amounts (recorded in other comprehensive income). This FSP was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim financial statements. This FSP was effective for us beginning in fiscal 2010, and because it applies only to financial statement disclosures, it did not have any impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Guidance for this topic was previously addressed only in auditing literature. SFAS No. 165 was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

(2) Business Combinations

In April 2008, we completed the acquisition of all of the outstanding common shares of BladeLogic, Inc. (BladeLogic), a leading provider of data center automation software, for $28 per share. This acquisition expanded our offerings for server provisioning, application release management, automation and compliance. The acquisition of BladeLogic’s outstanding common stock and other equity instruments resulted in total purchase consideration of $854.0 million, including approximately $19.9 million of direct acquisition costs. Approximately $50.3 million of the purchase price was allocated to purchased IPR&D and was expensed as of the acquisition date.

(3) Financial Instruments

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

The fair values of our financial instruments were determined using the following input levels and valuation techniques:

	Fair Value Measurements at Reporting Date Using
June 30, 2009	Total	Quoted Prices in Active Markets for Identical Assets(1) (Level 1)	Significant Other Observable Inputs(2) (Level 2)	Significant Unobservable Inputs(3) (Level 3)	Valuation Technique
	(In millions)
Assets
Cash equivalents
Money-market funds	$511.2	$511.2	$—	$—	A
United States treasury securities	176.7	176.7	—	—	A
Certificates of deposit	45.4	45.4	—	—	A
Short-term and long-term investments
United States treasury securities	160.0	160.0	—	—	A
Auction rate securities	60.4	—	—	60.4	B
Certificates of deposit	53.8	53.8	—	—	A
Mutual funds and other	13.9	13.9	—	—	A
Foreign currency exchange derivatives	1.1	—	1.1	—	A
Auction rate securities put option	2.6	—	—	2.6	B

Total	$1,025.1	$961.0	$1.1	$63.0

Liabilities
Foreign currency exchange derivatives	$(0.8)	$—	$(0.8)	$—	A

Total	$(0.8)	$—	$(0.8)	$—

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

The following table summarizes the activity in Level 3 financial instruments:

	Auction Rate Securities	Put Option	Total
Balance as of April 1, 2009	$60.0	$2.0	$62.0
Unrealized gain (loss) included in interest and other income, net	(0.6)	0.6	—
Unrealized gain included in other comprehensive income	1.0	—	1.0

Balance as of June 30, 2009	$60.4	$2.6	$63.0

Investments

Our available-for-sale investments in debt securities were comprised of the following as of June 30, 2009 and March 31, 2009:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
June 30, 2009
Maturities within 1 year:
United States treasury securities	$160.0	$—	$—	$160.0
Certificates of deposit	53.8	—	—	53.8

Total maturities within 1 year	$213.8	$—	$—	$213.8

Maturities from 10 years and thereafter:
Auction rate securities	$54.5	$—	$(9.1)	$45.4

Total maturities from 10 years and thereafter	$54.5	$—	$(9.1)	$45.4

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
March 31, 2009
Maturities within 1 year:
United States treasury securities	$35.0	$—	$—	$35.0
Certificates of deposit	38.6	—	—	38.6

Total maturities within 1 year	$73.6	$—	$—	$73.6

Maturities from 10 years and thereafter:
Auction rate securities	$54.5	$—	$(10.2)	$44.3

Total maturities from 10 years and thereafter	$54.5	$—	$(10.2)	$44.3

Proceeds from the sale of available-for-sale securities, gross realized gains and gross realized losses were:

	Quarter Ended June 30,
	2009	2008
Proceeds from sales	$0.7	$97.6
Gross realized gains	—	1.6
Gross realized losses	(0.2)	(0.4)

As of June 30, 2009, we held auction rate securities with a par value of $72.1 million, of which securities with a par value of $54.5 million were classified as available-for-sale and a par value of $17.6 million were classified as trading. The total estimated fair value of our auction rate securities was $60.4 million as of June 30, 2009. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. Substantially all of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail through July 2009, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk or that the underlying credit quality of the assets backing the auction rate security investments have been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities and the put option discussed below using internally developed models of the expected cash flows of the securities which incorporated assumptions about the expected cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.

In November 2008, we entered into a put agreement with a bank from which we have acquired certain auction rate securities with a par value of $17.6 million and an estimated fair value of $15.0 million as of June 30, 2009. Under the terms of the agreement, we have the ability to put these auction rate securities to the bank at par value at any time during the period beginning June 30, 2010, and ending June 30, 2012. The bank also has the right to repurchase these auction rate securities at par value on or before June 30, 2010. These auction rate securities have been reclassified to trading securities and, accordingly, any changes in the fair value of these securities are recognized in earnings. In addition, we have elected the fair value option provided in SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” for the put option. The fair value adjustments to these auction rate securities and the related put option resulted in minimal net impact to the consolidated statements of operations for the quarter ended June 30, 2009.

The unrealized loss on our available-for-sale auction rate securities, which have a fair value of $45.4 million at June 30, 2009, was $9.1 million at June 30, 2009 and was recorded in accumulated other comprehensive income (loss) as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and the likelihood we would be required to sell the investments before recovery in market value or maturity. These available-for-sale auction rate securities have been in an unrealized loss position for greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities are classified as long-term investments as of June 30, 2009 and March 31, 2009.

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

The notional amounts at contract exchange rates of our outstanding foreign currency forward contracts entered into on June 30, 2009 and March 31, 2009 were:

	Notional Amount
	June 30, 2009	March 31, 2009
	(In millions)
Foreign Currency
Euros	$126.0	$132.8
Israeli Shekel	24.9	4.8
Indian Rupee	22.8	24.3
British Pound	17.0	29.4
Brazilian Real	13.3	3.6
Mexican Peso	10.5	11.5
South Korean Won	9.8	9.4
Other	41.7	35.1

The fair value of our outstanding foreign currency forward contracts that closed in a gain position as of June 30, 2009 was $1.1 million and was recorded as other current assets in our Consolidated Balance Sheet. The fair value of our outstanding foreign currency forward contracts that closed in a loss position as of June 30, 2009 was $0.8 million and was recorded as trade accounts payable in our Consolidated Balance Sheet. The effect of the foreign currency forward contracts during the quarter ended June 30, 2009 was a loss of $14.1 million, which was recorded in interest and other income, net. During the quarters ended June 30, 2009 and 2008, our results of operations included $0.5 million and $1.8 million, respectively, of expense related to unhedged foreign exchange exposures and premiums and discounts on foreign currency forward contracts.

We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.

Other Financial Instruments

The fair value of the senior unsecured notes due 2018 as of June 30, 2009 and March 31, 2009, based on market prices, was $297.6 million and $275.1 million, respectively.

The carrying values of all other financial instruments, consisting of cash and cash equivalents, non-marketable securities and receivables, approximate their respective fair values.

(4) Long-Term Debt

Long-term debt consists of the following:

	June 30, 2009	March 31, 2009
	(In millions)
Senior unsecured notes due 2018 (the Notes) (net of $1.6 million of unamortized discount at June 30, 2009 and March 31, 2009)	$298.4	$298.4
Capital leases and other obligations	21.6	23.1

Total	320.0	321.5

Less current maturities of capital leases and other obligations (included in accrued liabilities)	8.3	7.9

Long-term debt	$311.7	$313.6

As of June 30, 2009, we were in compliance with all debt covenants related to the Notes.

(5) Income Taxes

Income tax expense was $25.1 million and $20.2 million for the quarters ended June 30, 2009 and 2008, respectively, resulting in effective tax rates of 23.3% and 94.4%, respectively. The effective tax rate is impacted primarily by the worldwide mix of estimated consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, additional accruals and changes in estimates related to our uncertain tax positions, benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion and the non-deductible write-off of IPR&D expense associated with certain acquisitions. The higher effective tax rate for the prior year quarter was attributable primarily to our write-off of IPR&D expense in connection with our acquisition of BladeLogic, Inc.

We file a federal income tax return in the United States as well as income tax returns in various local, state and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (IRS) through the tax year ended March 31, 2003. During fiscal 2009, we filed a petition with the United States Tax Court in response to a Notice of Deficiency received from the IRS for the tax years ended March 31, 2004 and 2005 and during the quarter ended June 30, 2009 the United States Tax Court scheduled a trial date for later in the current fiscal year. During fiscal 2009, the IRS completed its examination of our United States federal income tax returns for the tax years ended March 31, 2006 and 2007 and issued a Revenue Agent Report (RAR) thereon. We have filed a protest letter contesting certain adjustments included in the RAR and settlement discussions with the IRS Office of Appeals are scheduled to begin later in the current fiscal year. The IRS has initiated an examination of our federal income tax return for the tax year ended March 31, 2008. In addition, certain tax years related to state, local and foreign jurisdictions remain subject to examination. To provide for potential tax exposures, we maintain a liability for unrecognized tax benefits which we believe is adequate.

(6) Share-Based Compensation

During the quarter ended June 30, 2009, we granted share-based awards to our executive officers and non-executive employees, consisting of 0.2 million options to purchase our common stock and 1.3 million shares of time-based nonvested stock units. The time-based nonvested stock units vest in annual increments over three years.

The fair value of share-based payments was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended June 30,
	2009	2008
Expected volatility	35%	32%
Risk-free interest rate %	2.0%	3.0%
Expected term (in years)	4	4
Dividend yield	—	—

As of June 30, 2009, we have approximately $184.5 million of total unrecognized share-based compensation expense related to stock options, nonvested stock and nonvested stock units that is expected to be recognized as expense over a weighted-average period of two years.

Share-based compensation expense as recorded in our condensed consolidated statements of operations is summarized as follows:

	Quarter Ended June 30,
	2009	2008
	(In millions)
Cost of license revenue	$0.5	$0.3
Cost of maintenance revenue	1.7	2.5
Cost of professional services revenue	0.9	0.7
Selling and marketing expenses	7.1	7.9
Research and development expenses	2.4	3.8
General and administrative expenses	8.0	7.2

Total share-based compensation expense	$20.6	$22.4

(7) Stockholders’ Equity

Earnings Per Share

The two-class method is utilized for the computation of earnings per share (EPS). The two-class method requires a portion of net income be allocated to participating securities, which are unvested awards of share-based payments with nonforfeitable rights to receive dividends or dividend equivalents, if declared. Income allocated to these participating securities is excluded from net earnings allocated to common stock, as shown in the table below.

Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and other dilutive securities using the treasury stock method.

The following table summarizes the basic and diluted EPS computations for the quarters ended June 30, 2009 and 2008:

	Quarter Ended June 30,
	2009	2008
	(In millions, except per share data)
Basic earnings per share:
Net earnings	$82.4	$1.2
Less earnings allocated to participating securities	(0.2)	—

Net earnings allocated to common shares	$82.2	$1.2

Weighted average number of common shares outstanding	184.3	188.8

Basic earnings per share	$0.45	$0.01

Diluted earnings per share:
Net earnings	$82.4	$1.2
Less earnings allocated to participating securities	(0.2)	—

Net earnings allocated to common shares	$82.2	$1.2

Weighted average number of common shares outstanding	184.3	188.8
Incremental shares from assumed conversions of stock options and other	3.6	4.1

Adjusted weighted average number of common shares outstanding	187.9	192.9

Diluted earnings per share	$0.44	$0.01

For the quarters ended June 30, 2009 and 2008, 8.6 million and 7.1 million weighted potential common shares, respectively, have been excluded from the calculation of diluted EPS, as they were anti-dilutive.

Treasury Stock

Our Board of Directors had previously authorized a total of $3.0 billion to repurchase common stock. During the quarter ended June 30, 2009, we purchased 1.4 million shares for $50.0 million under these authorizations. As of June 30, 2009, approximately $294.9 million remains authorized in this stock repurchase program, which does not have an expiration date. In addition, during the quarter ended June 30, 2009, we repurchased 0.1 million shares for $4.9 million to satisfy employee tax withholding obligations upon the lapse of restrictions on nonvested stock grants.

(8) Guarantees and Contingencies

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

(9) Segment Reporting

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

Segment performance is measured based on segment operating income, reflecting segment revenue less direct and allocated indirect segment operating expenses. Direct segment operating expenses primarily include cost of revenue, selling and marketing, research and development and general and administrative expenses that can be specifically identified to a particular segment and are directly controllable by segment management, while allocated indirect segment operating expenses primarily include indirect costs within these operating expense categories that are not specifically identified to a particular segment or controllable by segment management. The indirect operating expenses are allocated to the segments based on budgeted bookings, revenue and other allocation methods that management believes to be reasonable. Our measure of segment operating income does not include the effect of share-based compensation expenses, amortization of acquired technology and other intangibles, the write-off of purchased IPR&D or the costs associated with severance and exit activities described in Note 10, which are collectively included in unallocated operating expenses below. Assets and liabilities are reviewed by management at the consolidated level only.

The table below summarizes segment performance for the quarters ended June 30, 2009 and 2008.

Quarter Ended June 30, 2009	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$96.6	$70.4	$167.0
Maintenance	135.5	115.7	251.2
Professional services	31.8	—	31.8

Total revenue	263.9	186.1	450.0
Direct and allocated indirect segment operating expenses	220.8	81.4	302.2

Segment operating income	43.1	104.7	147.8

Unallocated operating expenses			39.6
Other loss, net			(0.7)

Earnings before income taxes			$107.5

Quarter Ended June 30, 2008	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$89.6	$59.8	$149.4
Maintenance	136.7	117.6	254.3
Professional services	33.8	—	33.8

Total revenue	260.1	177.4	437.5
Direct and allocated indirect segment operating expenses	242.8	83.8	326.6

Segment operating income	17.3	93.6	110.9

Unallocated operating expenses			97.6
Other income, net			8.1

Earnings before income taxes			$21.4

(10) Severance, Exit Costs and Related Charges

We have undertaken various restructuring and process improvement initiatives in recent years through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. Additionally, we undertook general workforce reductions in the latter half of fiscal 2009 and in the first quarter of fiscal 2010, principally as a result of macro-economic conditions. Related to these collective actions, we recorded charges of $1.0 million and $6.4 million during the quarters ended June 30, 2009 and 2008, respectively. These expenses were attributable primarily to identified workforce reductions and associated cash separation packages.

Activity related to the above initiatives during the quarter ended June 30, 2009 is summarized as follows:

	Balance at March 31, 2009	Charged to Expense	Adjustments to Estimates	Foreign Exchange Adjustments	Accretion	Cash Payments, Net of Sublease Income	Balance at June 30, 2009
	(In millions)
Process and realignment initiatives:
Severance and related costs	$1.2	$—	$(0.6)	$—	$—	$—	$0.6
Facilities costs	7.7	0.3	(0.1)	(0.1)	—	(4.1)	3.7

	8.9	0.3	(0.7)	(0.1)	—	(4.1)	4.3

General workforce reduction:
Severance and related costs	7.6	2.3	(0.9)	0.2	—	(3.8)	5.4

Total accrued	$16.5	$2.6	$(1.6)	$0.1	$—	$(7.9)	$9.7

The accruals for severance and related costs as of June 30, 2009 represent the amounts to be paid to employees that have been terminated or identified for termination as a result of the initiatives described above. These amounts are expected to be paid during fiscal 2010. With respect to our general workforce reduction actions, we expect to incur an additional charge for severance and related costs of approximately $0.5 million during fiscal 2010. We continue to review the impact of these actions and will determine if, based on future operating results, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.

The accruals for facilities costs as of June 30, 2009 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates or lease modification dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2014. Projected sublease income is based on management’s estimates, which are subject to change. We may incur additional facilities charges subsequent to June 30, 2009 as a result of the initiatives described above.

(11) Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 166). SFAS No. 166 includes: (i) elimination of the qualifying special-purpose entity concept, (ii) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (iii) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (iv) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (v) extensive new disclosures. This statement will be effective for us beginning in fiscal 2011. We have not determined whether the adoption of SFAS No. 166 will have a material effect on our financial position, results of operations or cash flows.

In July 2009, the FASB released the final version of its new “Accounting Standards Codification” (Codification) as the single authoritative source for U.S. generally accepted accounting principles (GAAP). The Codification supercedes all previous GAAP accounting standards as described in SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS No. 168). While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized. We will apply the Codification to the second quarter fiscal 2010 interim financial statements. The adoption of the Codification will not have an effect on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is important that this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) be read in conjunction with: (i) the attached condensed consolidated financial statements and notes thereto, (ii) the audited financial statements and notes thereto included in our Annual Report on Form 10-K for fiscal 2009, and (iii) our discussion of risk and uncertainties included within Risk Factors in our Annual Report on Form 10-K for fiscal 2009.

This MD&A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties, including but not limited to those summarized under Risk Factors in our Annual Report on Form 10-K for fiscal 2009, affect our operating results and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations.

Overview

The global recession that developed in fiscal 2009 continued to create a challenging macroeconomic environment in the first quarter of fiscal 2010. While our first quarter fiscal 2010 financial performance in terms of revenue, expense management, operating income, earnings per share and operating cash flows was strong, the contract value of new transactions that we closed and recorded during the quarter, which we refer to as bookings, fell short of our expectations within both of our Enterprise Service Management (ESM) and Mainframe Service Management (MSM) businesses. We attribute this shortfall primarily to the economic downturn in general, a reduction in the closure rate of larger and more complex transactions in the first quarter and the uneven nature of quarter to quarter bookings in our MSM business, and to a lesser degree our ESM sales execution in the context of the current environment. We do not believe, however, that this shortfall was attributable to a reduction in customer demand for our solutions in general or competitive losses of any significance. The economic downturn as a whole has impacted us across all major geographic regions. As industry analysts and Wall Street firms have noted, IT spending has contracted and has been weaker than expected, and we particularly evidenced this during the first quarter. This downturn contributed to a reduction in the closure rate of our larger and more complex transactions in the quarter, due to elongated sales cycles that we evidenced in our ESM business and to a lesser extent in our MSM business. More so than in past periods, we have observed that our larger transactions are receiving significantly more business case scrutiny as more customers are requiring an increased number of internal approval signoffs from all business levels prior to execution. Another factor that impacted our bookings is the uneven nature of quarter to quarter booking levels inherent in our MSM business. As bookings for our MSM business are tied largely to the timing and size of renewals, MSM bookings can be uneven from quarter to quarter, and this in part contributed to our lower than expected first quarter MSM bookings. Lastly, to a lesser degree, we also believe that our recent transition to a new ESM sales strategy, which included changes in sales leadership, personnel and processes, contributed to our first quarter bookings shortfall in the context of the current environment.

As compared to prior periods, the reduced level of larger and more complex transactions in the first quarter of fiscal 2010 led to a reduction in the percentage of our license revenue that we were required to defer and recognize ratably over the underlying contractual maintenance terms, which in turn resulted in a higher percentage of our first quarter license transactions being recognized as revenue in the current quarter. The primary reasons for license revenue deferral are discussed further under Results of Operations and Financial Condition – Revenue – Software License Revenue in MD&A herein.

Overall, although our transactional bookings in the current quarter were lower than our expectations, we believe that our financial performance for the quarter was solid, in part because of our continued ability to control and manage our expenses. Further, we believe that our ESM and MSM solutions continue to provide tangible value to our customers in both good and difficult economic times and are optimistic that our product development and go-to-market strategies, along with our continued ability to control our expenses, will allow us to meet our full year fiscal 2010 financial performance objectives.

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

The current highly volatile and uncertain economic conditions globally, the short term forecasts of contracting IT spending and the factors discussed in the preceding paragraph may adversely impact our future revenue, operating results, financial condition and cash flows. While our operating plans include continued discipline in controlling expenses and ongoing efforts to simplify processes and increase efficiencies, there can be no assurance that expense control efforts would offset such adverse conditions.

Results of Operations and Financial Condition

The following table sets forth, for the periods indicated, the percentages that selected items in the Condensed Consolidated Statements of Operations and Comprehensive Income represent of total revenue. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenue
	Quarter Ended June 30,
	2009	2008
Revenue:
License	37.1%	34.1%
Maintenance	55.8%	58.1%
Professional services	7.1%	7.7%
Total revenue	100.0%	100.0%
Operating expenses:
Cost of license revenue	6.2%	6.3%
Cost of maintenance revenue	8.3%	9.3%
Cost of professional services revenue	7.4%	8.0%
Selling and marketing expenses	28.0%	32.1%
Research and development expenses	11.9%	14.1%
General and administrative expenses	12.1%	12.2%
In-process research and development	—	11.5%
Amortization of intangible assets	1.8%	1.9%
Severance, exit costs and related charges	0.2%	1.5%
Total operating expenses	76.0%	97.0%
Operating income	24.0%	3.0%
Other income (loss), net	(0.2)%	1.9%
Earnings before income taxes	23.9%	4.9%
Provision for income taxes	5.6%	4.6%
Net earnings	18.3%	0.3%

Revenue

The following table provides information regarding software license and software maintenance revenue for the quarters ended June 30, 2009 and 2008:

Software License Revenue	Quarter Ended June 30,
	2009	2008	% Change
	(In millions)
Enterprise Service Management	$96.6	$89.6	7.8%
Mainframe Service Management	70.4	59.8	17.7%

Total software license revenue	$167.0	$149.4	11.8%

Software Maintenance Revenue	Quarter Ended June 30,
	2009	2008	% Change
	(In millions)
Enterprise Service Management	$135.5	$136.7	(0.9)%
Mainframe Service Management	115.7	117.6	(1.6)%

Total software maintenance revenue	$251.2	$254.3	(1.2)%

Total Software Revenue	Quarter Ended June 30,
	2009	2008	% Change
	(In millions)
Enterprise Service Management	$232.1	$226.3	2.6%
Mainframe Service Management	186.1	177.4	4.9%

Total software revenue	$418.2	$403.7	3.6%

Software License Revenue

Software license revenue was $167.0 million for the quarter ended June 30, 2009, an increase of $17.6 million, or 11.8%, over the prior year quarter. This increase was attributable to license revenue increases in both our ESM and MSM segments, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $15.6 million for the quarter ended June 30, 2009 as compared to the prior year quarter. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront increased to 74% in the current quarter from 51% in the prior year quarter. During the quarter ended June 30, 2009, we closed 18 transactions with license values over $1 million, with a total license value of $31.6 million, compared with 15 transactions with license values over $1 million, with a total license value of $50.8 million, in the prior year quarter.

ESM license revenue represented $96.6 million, or 57.8%, and $89.6 million, or 60.0%, of our total license revenue for the quarters ended June 30, 2009 and 2008, respectively. ESM license revenue for the quarter ended June 30, 2009 increased by $7.0 million, or 7.8%, over the prior year quarter, primarily due to a current quarter increase in the recognition of previously deferred license revenue, partially offset by a decrease in the amount of upfront license revenue recognized. The current quarter decrease in upfront license revenue recognized was attributable to a decrease in license transaction bookings, partially offset by a higher percentage of such bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms.

MSM license revenue represented $70.4 million, or 42.2%, and $59.8 million, or 40.0%, of our total license revenue for the quarters ended June 30, 2009 and 2008, respectively. MSM license revenue for the quarter ended June 30, 2009 increased by $10.6 million, or 17.7%, over the prior year quarter, primarily due to a current quarter increase in the amount of upfront license revenue recognized and an increase in the recognition of previously deferred license revenue. The current quarter increase in upfront license revenue recognized was attributable to the reduced level of larger and more complex transactions in the current quarter that led to a reduction in the percentage of our license revenue that we were required to defer and recognize ratably over the underlying contractual maintenance terms, which in turn resulted in a higher percentage of our first quarter license transactions being recognized as revenue in the current quarter. This was partially offset by a decrease in license transaction bookings.

Deferred License Revenue

For the quarters ended June 30, 2009 and 2008, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended June 30,
	2009	2008
	(In millions)
Deferred license revenue balance at beginning of period	$610.9	$555.4
Deferrals of license revenue	27.5	72.8
Recognition from deferred license revenue	(90.4)	(74.8)
Impact of foreign currency exchange rate changes	2.2	0.6

Deferred license revenue balance at end of period	$550.2	$554.0

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

Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenue to be recognized each quarter becomes more predictable as a larger percentage of that revenue comes from the deferred license revenue balance. As of June 30, 2009, the deferred license revenue balance was $550.2 million. As additional license revenue is deferred in future periods, the amounts to be recognized in future periods will increase. Estimated deferred license revenue that we expect to recognize in future periods as of June 30, 2009 is (in millions):

Remainder of fiscal 2010	$247.2
Fiscal 2011	$172.7
Fiscal 2012 and thereafter	$130.3

Software Maintenance Revenue

Maintenance revenue was $251.2 million for the quarter ended June 30, 2009, a decrease of $3.1 million, or 1.2%, from the prior year quarter. This decrease was attributable to maintenance revenue decreases in both our ESM and MSM segments.

ESM maintenance revenue represented $135.5 million, or 53.9%, and $136.7 million, or 53.8%, of our total maintenance revenue for the quarters ended June 30, 2009 and 2008, respectively. ESM maintenance revenue for the quarter ended June 30, 2009 decreased by $1.2 million, or 0.9%, from the prior year quarter, primarily due to a negative current quarter impact from foreign currency exchange rate fluctuations.

MSM maintenance revenue represented $115.7 million, or 46.1%, and $117.6 million, or 46.2%, of our total maintenance revenue for the quarters ended June 30, 2009 and 2008, respectively. MSM maintenance revenue for the quarter ended June 30, 2009 decreased by $1.9 million, or 1.6%, from the prior year quarter, primarily due to a negative current quarter impact from foreign currency exchange rate fluctuations.

As of June 30, 2009, the deferred maintenance revenue balance was $1,162.8 million. As new customers are added and/or current contracts are renewed and additional maintenance revenue is deferred in future periods, the amounts to be recognized in future periods will increase. Estimated deferred maintenance revenue that we expect to recognize in future periods as of June 30, 2009 is (in millions):

Remainder of fiscal 2010	$547.7
Fiscal 2011	$352.2
Fiscal 2012 and thereafter	$262.9

Domestic vs. International Revenue

	Quarter Ended June 30,
	2009	2008	% Change
	(In millions)
License:
Domestic	$86.1	$72.5	18.8%
International	80.9	76.9	5.2%

Total license revenue	167.0	149.4	11.8%

Maintenance:
Domestic	138.4	137.9	0.4%
International	112.8	116.4	(3.1)%

Total maintenance revenue	251.2	254.3	(1.2)%

Professional services:
Domestic	15.9	13.9	14.4%
International	15.9	19.9	(20.1)%

Total professional services revenue	31.8	33.8	(5.9)%

Total domestic revenue	240.4	224.3	7.2%
Total international revenue	209.6	213.2	(1.7)%

Total revenue	$450.0	$437.5	2.9%

We estimate that the effect of foreign currency exchange rate fluctuations on our international revenue resulted in an approximate $12.4 million reduction in current quarter revenue as compared to the prior year quarter, on a constant currency basis.

License Revenue

Domestic license revenue represented $86.1 million, or 51.6%, and $72.5 million, or 48.5%, of our total license revenue for the quarters ended June 30, 2009 and 2008, respectively. Domestic license revenue for the quarter ended June 30, 2009 increased by $13.6 million, or 18.8%, over the prior year quarter due to a $6.4 million increase in ESM license revenue and a $7.2 million increase in MSM license revenue.

International license revenue represented $80.9 million, or 48.4%, and $76.9 million, or 51.5%, of our total license revenue for the quarters ended June 30, 2009 and 2008, respectively. International license revenue for the quarter ended June 30, 2009 increased by $4.0 million, or 5.2%, over the prior year quarter, due to a $3.4 million increase in MSM license revenue and a $0.6 million increase in ESM license revenue. The MSM license revenue increase was attributable to a $4.2 million increase in our Latin America market, partially offset by a $0.8 million net decrease in our other international markets. The ESM license revenue increase was attributable to a $2.7 million combined increase in our Asia Pacific, Canadian and Latin America markets, offset by a $2.1 million decrease in our Europe, Middle East and Africa (EMEA) market.

Maintenance Revenue

Domestic maintenance revenue represented $138.4 million, or 55.1%, and $137.9 million, or 54.2%, of our total maintenance revenue for the quarters ended June 30, 2009 and 2008, respectively. Domestic maintenance revenue for the quarter ended June 30, 2009 increased by $0.5 million, or 0.4%, over the prior year quarter due to a $1.2 million increase in ESM maintenance revenue, offset by a $0.7 million decrease in MSM maintenance revenue.

International maintenance revenue represented $112.8 million, or 44.9%, and $116.4 million, or 45.8%, of our total maintenance revenue for the quarters ended June 30, 2009 and 2008, respectively. International maintenance revenue for the quarter ended June 30, 2009 decreased by $3.6 million, or 3.1%, from the prior year quarter, due to a $2.4 million decrease in ESM maintenance revenue and a $1.2 million decrease in MSM maintenance revenue. The ESM maintenance revenue decrease was attributable to a $1.9 million decrease in our EMEA market and a $0.5 million net decrease in our other international markets. The MSM maintenance revenue decrease was attributable to a $0.8 million decrease in our EMEA market and a $0.4 million net decrease in our other international markets.

Professional Services Revenue

Professional services revenue for the quarter ended June 30, 2009 decreased by $2.0 million, or 5.9%, from the prior year quarter, which is reflective of a $2.0 million, or 14.4%, increase in domestic professional services revenue offset by a $4.0 million, or 20.1%, decrease in international professional services revenue quarter over quarter. The increase in domestic professional services revenue was attributable primarily to an increase in implementation and consulting services associated with our BSM solutions. The decrease in international professional services revenue was attributable primarily to a negative current quarter impact from foreign currency exchange rate fluctuations.

Operating Expenses

	Quarter Ended June 30,
	2009	2008	% Change
	(In millions)
Cost of license revenue	$28.1	$27.6	1.8%
Cost of maintenance revenue	37.3	40.5	(7.9)%
Cost of professional services revenue	33.2	35.2	(5.7)%
Selling and marketing expenses	125.9	140.4	(10.3)%
Research and development expenses	53.7	61.8	(13.1)%
General and administrative expenses	54.6	53.5	2.1%
In-process research and development	—	50.3	*
Amortization of intangible assets	8.0	8.5	(5.9)%
Severance, exit costs and related charges	1.0	6.4	(84.4)%

Total operating expenses	$341.8	$424.2	(19.4)%

*	— not meaningful.

We estimate that the effect of foreign currency exchange rate fluctuations on our international expenses resulted in an approximate $19.3 million reduction in current quarter operating expenses as compared to the prior year quarter, on a constant currency basis.

Cost of License Revenue

Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For the quarters ended June 30, 2009 and 2008, cost of license revenue represented $28.1 million, or 6.2%, and $27.6 million, or 6.3%, of total revenue, respectively, and 16.8% and 18.5% of license revenue, respectively. Cost of license revenue in the current year quarter increased by $0.5 million, or 1.8%, as compared to the prior year quarter. This increase was attributable primarily to an increase in license-based royalty expense due to a change in the relative mix of products sold.

Cost of Maintenance Revenue

Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the quarters ended June 30, 2009 and 2008, cost of maintenance revenue represented $37.3 million, or 8.3%, and $40.5 million, or 9.3%, of total revenue, respectively, and 14.8% and 15.9% of maintenance revenue, respectively. Cost of maintenance revenue in the current year quarter decreased by $3.2 million, or 7.9%, as compared to the prior year quarter. This decrease was attributable primarily to a $2.2 million reduction in personnel and related costs, due primarily to a decrease in resources dedicated to maintenance projects and a quarter over quarter decrease in customer support headcount, and a $0.8 million decrease in share-based compensation expense.

Cost of Professional Services Revenue

Cost of professional services revenue consists primarily of salaries, related personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers and the related infrastructure to support this business. For the quarters ended June 30, 2009 and 2008, cost of professional services revenue represented $33.2 million, or 7.4%, and $35.2 million, or 8.0%, of total revenue, respectively, and 104.4% and 104.1% of professional services revenue, respectively. Cost of professional services revenue in the current quarter decreased by $2.0 million, or 5.7%, as compared to the prior year quarter. This decrease was attributable to a $1.3 million decrease in third party consulting fees and a $0.7 million net decrease in other expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarters ended June 30, 2009 and 2008, selling and marketing expenses represented $125.9 million, or 28.0%, and $140.4 million, or 32.1%, of total revenue, respectively. Selling and marketing expenses in the current quarter decreased by $14.5 million, or 10.3%, as compared to the prior year quarter. This decrease was attributable primarily to a $9.8 million decrease in sales personnel costs and related variable compensation expense, a $3.7 million decrease in marketing campaign expenditures and a $0.8 million decrease in share-based compensation expense.

Research and Development Expenses

Research and development expenses consist primarily of salaries and personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For the quarters ended June 30, 2009 and 2008, research and development expenses represented $53.7 million, or 11.9%, and $61.8 million, or 14.1%, of total revenue, respectively. Research and development expenses in the current quarter decreased by $8.1 million, or 13.1%, as compared to the prior year quarter. This decrease was attributable to a $4.0 million decrease in research and development personnel and related costs, primarily due to a quarter over quarter decrease in research and development headcount, a $1.4 million decrease in share-based compensation expense and a $2.7 million decrease in other expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. For the quarters ended June 30, 2009 and 2008, general and administrative expenses represented $54.6 million, or 12.1%, and $53.5 million, or 12.2%, of total revenue, respectively. General and administrative expenses in the current quarter increased by $1.1 million, or 2.1%, as compared to the prior year quarter. This increase was attributable primarily to a $0.8 million increase in share-based compensation expense.

In-process Research and Development

The amounts allocated to in-process research and development (IPR&D) represent the estimated fair values, based on risk-adjusted cash flows and historical costs expended, related to core research and development projects that were incomplete and had neither reached technological feasibility nor been determined to have an alternative future use pending achievement of technological feasibility as of the date of acquisition. During the prior quarter ended June 30, 2008, we expensed acquired IPR&D totaling $50.3 million in connection with our acquisition of BladeLogic, Inc. (BladeLogic).

Amortization of Intangible Assets

Amortization of intangible assets consists primarily of the amortization of finite-lived customer contracts and relationships and tradenames recorded in connection with acquisitions consummated in prior years. Amortization of intangible assets in the current quarter decreased by $0.5 million, or 5.9%, as compared to the prior year quarter. This decrease was due to a $1.8 million reduction in amortization associated with intangible assets acquired in connection with earlier acquisitions that became fully amortized, partially offset by a $1.3 million in additional amortization associated with intangibles acquired in connection with our fiscal 2009 acquisitions.

Severance, Exit Costs and Related Charges

We have undertaken various restructuring and process improvement initiatives in recent years through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. Additionally, we undertook general workforce reductions in the latter half of fiscal 2009 and in the first quarter of fiscal 2010, principally as a result of macro-economic conditions. Related to these collective actions, we recorded charges of $1.0 million and $6.4 million during the quarters ended June 30, 2009 and 2008, respectively. These expenses were attributable primarily to identified workforce reductions and associated cash separation packages paid or accrued by us. While we will reduce future operating expenses as a result of these actions, we anticipate that these reductions will be substantially offset by incremental personnel-related expenses due to headcount growth in strategic areas. We will continue to evaluate additional actions that may be necessary in the future to achieve our business goals.

Other Income (Loss), Net

Other income (loss), net, consists primarily of interest earned, realized gains and losses on investments and interest expense on our $300.0 million of senior unsecured notes due 2018 (the Notes) and capital leases . Other income (loss), net, was $(0.7) million and $8.1 million during the quarters ended June 30, 2009 and 2008, respectively. Other income (loss), net, decreased in the current quarter by $8.8 million, or 108.6%, as compared to the prior year quarter. This decrease was attributable to a $7.2 million decrease in interest income, resulting from lower average investment yields on lower average investment balances, and a $3.4 million increase in interest expense related to our Notes issued in June 2008, partially offset by a favorable $1.4 million foreign currency exchange impact and a $0.4 million increase in other income.

Income Taxes

We recorded income tax expense of $25.1 million and $20.2 million for the quarters ended June 30, 2009 and 2008, respectively, resulting in an effective tax rate of 23.3% and 94.4%, respectively. The effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, additional accruals and changes in estimates related to our uncertain tax positions, benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion and the non-deductible write-off of IPR&D expense associated with certain acquisitions. The higher effective tax rate for the prior year quarter was attributable primarily to our write-off of IPR&D expense in connection with our BladeLogic acquisition.

Liquidity and Capital Resources

At June 30, 2009, we had $1.3 billion in cash, cash equivalents and investments, approximately 42% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $224.6 million of earnings that we have determined will be invested indefinitely in those operations. Were such earnings to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements.

As of June 30, 2009, we held auction rate securities with a par value of $72.1 million, of which securities with a par value of $54.5 million were classified as available-for-sale and a par value of $17.6 million were classified as trading. The total estimated fair value was $60.4 million as of June 30, 2009. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. Substantially all of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail through July 2009, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk or that the underlying credit quality of the assets backing the auction rate security investments have been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate the recent lack of liquidity of these investments to have a material impact on our business strategy, financial condition, results of operations or cash flows. Additionally, in November 2008, we entered into a put agreement with a bank from which we have acquired certain auction rate securities with a par value of $17.6 million and an estimated fair value of $15.0 million as of June 30, 2009. Under the terms of the agreement, we have the ability to put these auction rate securities to the bank at par value at any time during the period beginning June 30, 2010 and ending June 30, 2012. The bank also has the right to repurchase these auction rate securities at par value on or before June 30, 2010.

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

Our cash flows for the quarters ended June 30, 2009 and 2008 were:

	Quarter Ended June 30,
	2009	2008
	(In millions)
Net cash provided by operating activities	$155.3	$151.3
Net cash used in investing activities	(158.0)	(705.2)
Net cash provided by (used in) financing activities	(39.4)	247.5
Effect of exchange rate changes on cash and cash equivalents	15.8	4.6

Net change in cash and cash equivalents	$(26.3)	$(301.8)

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities for the quarter ended June 30, 2009 increased by $4.0 million over the prior year quarter, reflective of an increase in net earnings before non-cash expenses (principally depreciation, amortization, share-based compensation and IPR&D) mostly offset by the net impact of working capital changes.

Cash Flows from Investing Activities

Net cash used in investing activities for the quarter ended June 30, 2009 decreased by $547.2 million from the prior year quarter. This decrease was attributable primarily to cash expended in the prior period for our acquisition of BladeLogic and a quarter over quarter decrease in proceeds from maturities and sales of investments, partially offset by a quarter over quarter increase in investment purchases.

Cash Flows from Financing Activities

Net cash used in financing activities for the quarter ended June 30, 2009 was $39.4 million, as compared to net cash provided by financing activities of $247.5 million during the quarter ended June 30, 2008. This difference was attributable primarily to net proceeds received related to the issuance of our Notes in the prior year quarter and a quarter over quarter decrease in cash received from stock option exercises, partially offset by a quarter over quarter decrease in treasury stock purchases.

Treasury Stock Purchases

Our Board of Directors had previously authorized a total of $3.0 billion to repurchase common stock. During the quarter ended June 30, 2009, we purchased 1.4 million shares for $50.0 million. In addition, during the quarter ended June 30, 2009, we repurchased 0.1 million shares for $4.9 million to satisfy employee tax withholding obligations upon the lapse of restrictions on nonvested stock grants. As of June 30, 2009, approximately $294.9 million remains authorized in the stock repurchase program, which does not have an expiration date. The repurchase of stock will continue to be funded primarily with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Issuer Purchases of Equity Securities below for a monthly detail of treasury stock purchases for the quarter ending June 30, 2009.

Repurchases of our common stock will occur over time through open market purchases, through unsolicited or solicited privately negotiated transactions, or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The level of repurchases is subject to management discretion and may change from period to period.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for fiscal 2009 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during the quarter ended June 30, 2009 other than the recently adopted accounting pronouncements discussed below.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to April 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We adopted the provisions of SFAS No. 157 relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on April 1, 2008. We adopted the provisions of SFAS No. 157 with regard to non-financial assets and non-financial liabilities on April 1, 2009, and the adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which changes the accounting for business combinations including: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development (IPR&D), (v) the accounting for acquisition-related restructuring costs, (vi) the treatment of acquisition related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to all business combinations beginning in fiscal 2010. The impact of adoption of SFAS No. 141(R) on our financial position, results of operations or cash flows will be dependent upon the nature and terms of business combinations that we may consummate in fiscal 2010 and thereafter.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS 142-3 was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1), which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities to allow computation of basic and diluted earning per share using the two-class method. FSP EITF 03-06-1 requires retrospective application for periods prior to the effective date. FSP EITF 03-06-1 was effective for us beginning in fiscal 2010 and did not have a material impact on our computation of earnings per share, as discussed in greater detail in Note 7 to the accompanying Consolidated Financial Statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume or level of activity in a market for an asset or liability has decreased significantly. This FSP also provides additional guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). This FSP was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis, then an entity may separate other-than temporary impairments into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) all other amounts (recorded in other comprehensive income). This FSP was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim financial statements. This FSP was effective for us beginning in fiscal 2010, and because it applies only to financial statement disclosures, it did not have any impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Guidance for this topic was previously addressed only in auditing literature. SFAS No. 165 was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 166). SFAS No. 166 includes: (i) elimination of the qualifying special-purpose entity concept, (ii) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (iii) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (iv) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (v) extensive new disclosures. This statement will be effective for us beginning in fiscal 2011. We have not determined whether the adoption of SFAS No. 166 will have a material effect on our financial position, results of operations or cash flows.

In July 2009, the FASB released the final version of its new “Accounting Standards Codification” (Codification) as the single authoritative source for U.S. generally accepted accounting principles (GAAP). The Codification supercedes all previous GAAP accounting standards as described in SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS No. 168). While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized. We will apply the Codification to the second quarter fiscal 2010 interim financial statements. The adoption of the Codification will not have an effect on our financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our portfolio management strategy subsequent to March 31, 2009; therefore, the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our Annual Report on Form 10-K for fiscal 2009.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 15, 2004, we acquired Marimba, Inc., and Marimba is now a wholly-owned subsidiary of BMC. In 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants Marimba, certain of Marimba’s officers and directors, and certain underwriters of Marimba’s initial public offering. An amended complaint was filed on April 19, 2002. Marimba and certain of its officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices in connection with Marimba’s initial public offering. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including Marimba. On June 30, 2003, the Marimba Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of Marimba and of the individual officer and director defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from Marimba’s insurers regarding recovery from the underwriter defendants and other non-monetary consideration. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Marimba case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including Marimba, informed the District Court that the settlement could not be approved, because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. On October 3, 2008, plaintiffs submitted a proposed order withdrawing the class certification motion without prejudice. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. This settlement requires no financial contribution from Marimba or us. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing has been scheduled for September 10, 2009. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved and the case against Marimba and its individual defendants will be dismissed with prejudice. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

Item 1A. Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for fiscal 2009, dated May 15, 2009.

Item 2. Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Total Dollar Value of Shares Purchased as Part of a Publicly Announced Program(2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
April 1-30, 2009	—	$—	—	$—	$344,834,316
May 1-31, 2009	436,949	$34.43	381,000	13,116,561	$331,717,755
June 1- 30, 2009	1,153,038	$34.55	1,066,440	36,849,443	$294,868,312

Total	1,589,987	$34.52	1,447,440	$49,966,004	$294,868,312

(1)	Includes 142,547 shares of our common stock withheld by us to satisfy employee withholding obligations.

(2)

Our Board of Directors had previously authorized a total of $3.0 billion to repurchase common stock. As of June 30, 2009, approximately $294.9 million remains authorized in this stock repurchase program and the program does not have an expiration date.

Item 6. Exhibits

(a) Exhibits.

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.

August 5, 2009	By:	/s/ Robert E. Beauchamp
Robert E. Beauchamp
President and Chief Executive Officer

August 5, 2009	By:	/s/ Stephen B. Solcher
Stephen B. Solcher
Senior Vice President and Chief Financial Officer

INDEX

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.