Form 10-Q
period 2009-09-30
BMC SOFTWARE INC
filed 2009-10-30
CIK 835729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 26, 2009, there were outstanding 183,392,000 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.

QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	September 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,137.8	$1,023.3
Short-term investments	74.7	73.6
Trade accounts receivable, net	174.6	217.8
Trade finance receivables, net	85.3	99.3
Deferred tax assets	71.2	68.0
Other current assets	77.0	78.5

Total current assets	1,620.6	1,560.5
Property and equipment, net	104.3	103.0
Software development costs	135.5	122.6
Long-term investments	76.3	72.3
Long-term trade finance receivables, net	52.5	92.1
Intangible assets, net	168.8	189.9
Goodwill	1,322.0	1,288.7
Other long-term assets	267.3	268.4

Total assets	$3,747.3	$3,697.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$50.1	$57.2
Finance payables	13.9	13.7
Accrued liabilities	236.2	285.1
Deferred revenue	934.1	977.3

Total current liabilities	1,234.3	1,333.3
Long-term deferred revenue	762.5	810.6
Long-term debt	309.8	313.6
Other long-term liabilities	215.7	191.5

Total liabilities	2,522.3	2,649.0

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	918.3	881.2
Retained earnings	2,159.8	1,985.4
Accumulated other comprehensive income (loss)	11.3	(25.5)

	3,091.9	2,843.6
Treasury stock, at cost (65.5 and 64.4 shares)	(1,866.9)	(1,795.1)

Total stockholders’ equity	1,225.0	1,048.5

Total liabilities and stockholders’ equity	$3,747.3	$3,697.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In millions, except per share data)

(Unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenue:
License	$174.0	$175.5	$341.0	$324.9
Maintenance	257.4	255.5	508.6	509.8
Professional services	30.4	35.7	62.2	69.5

Total revenue	461.8	466.7	911.8	904.2

Operating expenses:
Cost of license revenue	26.5	29.5	54.6	57.1
Cost of maintenance revenue	36.7	46.6	74.0	87.1
Cost of professional services revenue	31.8	36.3	65.0	71.5
Selling and marketing expenses	130.6	136.7	256.5	277.1
Research and development expenses	41.7	53.7	95.4	115.5
General and administrative expenses	51.2	48.2	105.8	101.7
In-process research and development	—	—	—	50.3
Amortization of intangible assets	8.0	8.7	16.0	17.2
Severance, exit costs and related charges	0.5	1.5	1.5	7.9

Total operating expenses	327.0	361.2	668.8	785.4

Operating income	134.8	105.5	243.0	118.8

Other income (loss), net:
Interest and other income, net	1.7	10.5	5.3	19.5
Interest expense	(5.3)	(5.8)	(10.8)	(7.9)
Gain (loss) on investments	1.4	(1.5)	2.6	(0.3)

Total other income (loss), net	(2.2)	3.2	(2.9)	11.3

Earnings before income taxes	132.6	108.7	240.1	130.1
Provision for income taxes	38.4	38.9	63.5	59.1

Net earnings	$94.2	$69.8	$176.6	$71.0

Basic earnings per share	$0.51	$0.37	$0.96	$0.37

Diluted earnings per share	$0.50	$0.36	$0.94	$0.37

Shares used in computing basic earnings per share	183.5	188.8	183.9	189.1

Shares used in computing diluted earnings per share	187.0	192.2	187.4	192.8

Comprehensive income:
Net earnings	$94.2	$69.8	$176.6	$71.0
Net changes in accumulated comprehensive income (loss):
Foreign currency translation adjustment	15.0	(20.6)	35.0	(14.9)
Unrealized gain (loss) on available-for-sale securities	1.1	(0.5)	1.8	(3.0)

Comprehensive income	$110.3	$48.7	$213.4	$53.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$176.6	$71.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
In-process research and development	—	50.3
Depreciation and amortization	84.8	90.3
Share-based compensation expense	42.5	43.3
Other	(2.6)	0.3
Changes in operating assets and liabilities, net of acquisitions:
Trade finance receivables	53.6	(11.2)
Accrued liabilities	(45.8)	1.3
Deferred revenue	(93.7)	(24.7)
Other operating assets and liabilities	33.3	6.0

Net cash provided by operating activities	248.7	226.6

Cash flows from investing activities:
Proceeds from maturities / sales of investments	229.4	107.2
Purchases of investments	(221.7)	(122.2)
Cash paid for acquisitions, net of cash acquired, and other investments	(24.7)	(783.7)
Capitalization of software development costs	(40.4)	(26.8)
Purchases of property and equipment	(13.8)	(16.8)
Other investing activities	—	(0.2)

Net cash used in investing activities	(71.2)	(842.5)

Cash flows from financing activities:
Treasury stock acquired	(125.0)	(200.0)
Repurchases of stock to satisfy employee tax withholding obligations	(7.3)	(16.1)
Proceeds from stock options exercised and other	47.4	62.5
Excess tax benefit from share-based compensation	5.4	21.0
Payments on debt and capital leases	(9.6)	(6.0)
Proceeds from issuance of long-term debt, net of debt issuance costs	—	295.6

Net cash provided by (used in) financing activities	(89.1)	157.0

Effect of exchange rate changes on cash and cash equivalents	26.1	(19.1)

Net change in cash and cash equivalents	114.5	(478.0)
Cash and cash equivalents, beginning of period	1,023.3	1,288.3

Cash and cash equivalents, end of period	$1,137.8	$810.3

Supplemental disclosure of cash flow information:
Cash paid for interest	$11.5	$2.3
Cash paid for income taxes, net of amounts refunded	$63.5	$34.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BMC Software, Inc. and its subsidiaries (collectively, we, us, our or BMC). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements reflect all normal recurring adjustments necessary to fairly present our financial position and results of operations as of and for the periods presented herein. We have evaluated subsequent events through October 30, 2009, the date the financial statements were issued. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued a new accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of this standard to April 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We adopted the new standard relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on April 1, 2008, and on April 1, 2009 with regard to non-financial assets and non-financial liabilities. The adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued a revision to previously issued accounting literature which changes the accounting for business combinations including: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development (IPR&D), (v) the accounting for acquisition-related restructuring costs, (vi) the treatment of acquisition-related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance. This guidance applies prospectively to all business combinations beginning in fiscal 2010. The impact of adoption on our financial position, results of operations or cash flows will be dependent upon the nature and terms of business combinations that we may consummate in fiscal 2010 and thereafter.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued guidance clarifying that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and providing information on how to allocate earnings to participating securities to allow computation of basic and diluted earnings per share using the two-class method. This guidance was effective for us beginning in fiscal 2010 and requires retrospective application for periods prior to the effective date. The adoption of this guidance did not have a material impact on our computation of earnings per share. Refer to Note 7 for further information related to our computation of earnings per share.

In April 2009, the FASB issued guidance for estimating fair value when the volume or level of activity in a market for an asset or liability has decreased significantly. This guidance also provides information on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). This guidance was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance that applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis, then an entity may separate other-than temporary impairments into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) all other amounts (recorded in other comprehensive income). This guidance was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance that requires disclosures about fair value of financial instruments in interim financial statements. This guidance was effective for us beginning in fiscal 2010, and because it applies only to financial statement disclosures, it did not have any impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance that provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This topic was previously addressed only in auditing literature. This guidance was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In July 2009, the FASB released the final version of its new “Accounting Standards Codification” (Codification) as the single authoritative source for GAAP. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized, combining all authoritative standards into a comprehensive, topically organized database. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Codification is effective for interim and annual periods ending on or after September 15, 2009. We adopted the Codification in our interim financial statements for the second quarter of fiscal 2010, which had no impact on our financial position, results of operations or cash flows.

(2) Business Combinations

In April 2008, we acquired all of the outstanding capital stock of BladeLogic, Inc. (BladeLogic), a leading provider of data center automation software, for $28 per share. This acquisition expanded our offerings for server provisioning, application release management, automation and compliance. The acquisition of BladeLogic’s outstanding common stock and other equity instruments resulted in total purchase consideration of $854.0 million, including approximately $19.9 million of direct acquisition costs. Approximately $50.3 million of the purchase price was allocated to purchased IPR&D and was expensed as of the acquisition date.

In August 2009, we acquired all of the outstanding capital stock of MQSoftware, Inc. (MQSoftware), a leading provider of middleware and enterprise application transaction management software, for purchase consideration of $26.5 million. This acquisition expanded our offerings for middleware infrastructure software. The acquisition of MQSoftware included approximately $7.3 million of acquired technology and $7.9 million of customer relationships, with weighted average economic lives of approximately three years, in addition to other tangible assets and liabilities. This acquisition resulted in a preliminary allocation of $18.5 million to goodwill that was assigned to the Mainframe Service Management segment. We are in the process of finalizing our assessment of the fair value of certain acquired assets and assumed liabilities, principally related to tax loss carryforwards and other deferred tax attributes, and will adjust the purchase price allocation when finalized.

(3) Financial Instruments

We measure certain financial instruments at fair value on a recurring basis using the following valuation techniques:

(A) Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

(B) Income approach – Uses valuation techniques to convert future estimated cash flows to a single present amount based on current market expectations about those future amounts, using present value techniques.

The fair values of our financial instruments were determined using the following input levels and valuation techniques:

September 30, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In millions)
Assets
Cash equivalents
Money-market funds	$558.4	$558.4	$—	$—	A
United States treasury securities	302.0	302.0	—	—	A
Certificates of deposit	57.9	57.9	—	—	A
Short-term and long-term investments
United States treasury securities	16.0	16.0	—	—	A
Auction rate securities	60.9	—	—	60.9	B
Certificates of deposit	58.7	58.7	—	—	A
Mutual funds and other	15.4	15.4	—	—	A
Foreign currency exchange derivatives	0.4	—	0.4	—	A
Auction rate securities put option	1.9	—	—	1.9	B

Total	$1,071.6	$1,008.4	$0.4	$62.8

Liabilities
Foreign currency exchange derivatives	$(3.2)	$—	$(3.2)	$—	A

Total	$(3.2)	$—	$(3.2)	$—

Level 1 classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.

Level 2 classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.

Level 3 classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.

The following table summarizes the activity in Level 3 financial instruments:

	Quarter Ended September 30, 2009			Six Months Ended September 30, 2009
	Auction Rate Securities	Put Option	Total	Auction Rate Securities	Put Option	Total
Balance at the beginning of period	$60.4	$2.6	$63.0	$60.0	$2.0	$62.0
Redemption of auction rate securities	(1.8)	—	(1.8)	(1.8)	—	(1.8)
Unrealized gain (loss) included in interest and other income, net	0.7	(0.7)	—	0.1	(0.1)	—
Unrealized gain included in other comprehensive income	1.6	—	1.6	2.6	—	2.6

Balance at the end of period	$60.9	$1.9	$62.8	$60.9	$1.9	$62.8

Investments

Our available-for-sale investments in debt securities were comprised of the following at September 30, 2009 and March 31, 2009:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
September 30, 2009
Maturities within 1 year:
United States treasury securities	$16.0	$—	$—	$16.0
Certificates of deposit	58.7	—	—	58.7

Total maturities within 1 year	$74.7	$—	$—	$74.7

Maturities from 10 years and thereafter:
Auction rate securities	$53.1	$—	$(7.6)	$45.5

Total maturities from 10 years and thereafter	$53.1	$—	$(7.6)	$45.5

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
March 31, 2009
Maturities within 1 year:
United States treasury securities	$35.0	$—	$—	$35.0
Certificates of deposit	38.6	—	—	38.6

Total maturities within 1 year	$73.6	$—	$—	$73.6

Maturities from 10 years and thereafter:
Auction rate securities	$54.5	$—	$(10.2)	$44.3

Total maturities from 10 years and thereafter	$54.5	$—	$(10.2)	$44.3

Proceeds from the sale of available-for-sale securities, gross realized gains and gross realized losses were:

	Quarter Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Proceeds from sales	$—	$52.5	$—	$150.1
Gross realized gains	—	—	—	1.6
Gross realized losses	—	(1.5)	—	(1.9)

At September 30, 2009, we held auction rate securities with a par value of $70.4 million, of which securities with a par value of $53.1 million were classified as available-for-sale and a par value of $17.3 million were classified as trading. The total estimated fair value of our auction rate securities was $60.9 million and $60.0 million at September 30, 2009 and March 31, 2009, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. Substantially all of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail through October 2009, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities and the put option discussed below using internally developed models of the expected cash flows of the securities which incorporated assumptions about the expected cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.

In November 2008, we entered into a put agreement with a bank from which we have acquired certain auction rate securities with a remaining par value of $17.3 million and an estimated fair value of $15.4 million at September 30, 2009. Under the terms of the agreement, we have the ability to put these auction rate securities to the bank at par value at any time during the period beginning June 30, 2010 and ending June 30, 2012. The bank also has the right to repurchase these auction rate securities at par value on or before June 30, 2010. These auction rate securities have been reclassified to trading securities and, accordingly, any changes in the fair value of these securities are recognized in earnings. In addition, we have elected the option under GAAP to record the put option at fair value. The fair value adjustments to these auction rate securities and the related put option resulted in minimal net impact to the consolidated statements of operations for the quarter and six months ended September 30, 2009.

The unrealized loss on our available-for-sale auction rate securities, which have a fair value of $45.5 million at September 30, 2009, was $7.6 million at September 30, 2009 and was recorded in accumulated other comprehensive income (loss) as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and the likelihood we would be required to sell the investments before recovery in market value or maturity. These available-for-sale auction rate securities have been in an unrealized loss position for greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities are classified as long-term investments at September 30, 2009 and March 31, 2009.

Derivative Financial Instruments

We operate globally and transact business in various foreign currencies. Our foreign currency exposures relate primarily to certain foreign currency denominated assets and liabilities, primarily non-U.S. dollar denominated accounts receivable, cash and intercompany balances held by U.S. dollar functional currency entities. To minimize the risk from changes in foreign currency exchange rates, we have established a program that utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Gains or losses on our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts entered into under this program. These foreign currency forward contracts generally have terms of one month or less and are generally entered into at the prevailing market exchange rate at the end of each month. We do not use forward contracts for speculative purposes. While these foreign currency forward contracts are utilized to hedge foreign currency exposures, they are not formally designated as hedges, and therefore, the changes in the fair values of these derivatives are recognized currently in earnings. We record these foreign currency forward contracts at fair value as either assets or liabilities depending on the net settlement position of the foreign currency forward contracts with each respective counterparty at the balance sheet date.

The fair value of our outstanding foreign currency forward contracts that closed in a gain position at September 30, 2009 was $0.4 million and was recorded as other current assets in our condensed consolidated balance sheet. The fair value of our outstanding foreign currency forward contracts that closed in a loss position at September 30, 2009 was $3.2 million and was recorded as trade accounts payable in our condensed consolidated balance sheet. The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding on September 30, 2009 and March 31, 2009 were:

	Notional Amount
	September 30, 2009	March 31, 2009
	(In millions)
Foreign Currency Forward Contracts (Receive U.S. dollar/pay foreign currency)
Euro	$102.4	$132.8
British pound	15.5	29.4
Australian dollar	15.4	3.8
Singapore dollar	11.1	4.7
Chinese yuan renminbi	9.2	8.0
South Korean won	8.8	9.4
Other	24.3	25.4

Total	$186.7	$213.5

Foreign Currency Forward Contracts (Pay U.S. dollar/receive foreign currency)
Israeli shekel	$42.7	$—
Indian rupee	14.1	24.3
Mexican peso	1.9	11.5
Other	3.0	1.7

Total	$61.7	$37.5

The effect of the foreign currency forward contracts for the quarter and six months ended September 30, 2009 was a loss of $6.5 million and $20.6 million, respectively, which was offset by gains on our foreign currency exposure, resulting in $1.6 million and $2.1 million, respectively, of net expense recorded in interest and other income, net. The effect of the foreign currency forward contracts for the quarter and six months ended September 30, 2008 was a gain of $17.8 million and $14.0 million, respectively, which was offset by losses on our foreign currency exposure, resulting in $(1.0) million and $0.8 million, respectively, of net expense (income) recorded in interest and other income, net.

We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.

Other Financial Instruments

The fair value of the senior unsecured notes due 2018 at September 30, 2009 and March 31, 2009, based on market prices, was $335.6 million and $275.1 million, respectively.

The carrying values of all other financial instruments, consisting of cash and cash equivalents, non-marketable securities and receivables, approximate their respective fair values.

(4) Long-Term Debt

Long-term debt consists of the following:

	September 30, 2009	March 31, 2009
	(In millions)
Senior unsecured notes due 2018 (net of $1.6 million of unamortized discount at September 30, 2009 and March 31, 2009)	$298.4	$298.4
Capital leases and other obligations	20.3	23.1

Total	318.7	321.5
Less current maturities of capital leases and other obligations (included in accrued liabilities)	8.9	7.9

Long-term debt	$309.8	$313.6

At September 30, 2009, we were in compliance with all debt covenants.

(5) Income Taxes

Income tax expense was $38.4 million and $38.9 million for the quarters ended September 30, 2009 and 2008, respectively, resulting in effective tax rates of 29.0% and 35.8%, respectively. Income tax expense was $63.5 million and $59.1 million for the six months ended September 30, 2009 and 2008, respectively, resulting in effective tax rates of 26.4% and 45.4%, respectively. The effective tax rate is impacted primarily by the worldwide mix of estimated consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, additional accruals and changes in estimates related to our uncertain tax positions, benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion and the non-deductible expense from the write-off of IPR&D assets associated with certain acquisitions. The higher effective tax rate for the six months ended September 30, 2008 was attributable primarily to the non-deductible expense from the write-off of IPR&D assets in connection with our acquisition of BladeLogic, Inc.

We file a federal income tax return in the United States as well as income tax returns in various local, state and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (IRS) through the tax year ended March 31, 2003. During fiscal 2009, we filed a petition with the United States Tax Court in response to a Notice of Deficiency received from the IRS for the tax years ended March 31, 2004 and 2005 and during the quarter ended June 30, 2009 the United States Tax Court scheduled a trial date for later in the current fiscal year. During the quarter ended September 30, 2009, we jointly filed a motion for continuance with the IRS to the tax court which was granted. However, we have not received notice on a new trial date. We have recently begun settlement discussions with the IRS on certain issues and believe it is reasonably possible they will be concluded in the next twelve months; however, the ultimate outcome of these discussions cannot be reasonably estimated at this time. During fiscal 2009, the IRS completed its examination of our United States federal income tax returns for the tax years ended March 31, 2006 and 2007 and issued a Revenue Agent Report (RAR) thereon. We have filed a protest letter contesting certain adjustments included in the RAR and settlement discussions with the IRS Office of Appeals are scheduled to begin later in the current fiscal year. The IRS has initiated an examination of our federal income tax return for the tax year ended March 31, 2008. In addition, certain tax years related to state, local and foreign jurisdictions remain subject to examination. To provide for potential tax exposures, we maintain a liability for unrecognized tax benefits which we believe is adequate.

(6) Share-Based Compensation

During the six months ended September 30, 2009, we granted share-based awards to our executive officers and non-executive employees consisting of 0.2 million options to purchase our common stock and 1.4 million shares of time-based nonvested stock units. The time-based nonvested stock units vest in annual increments over three years.

The fair value of share-based payments was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended September 30,		Six Months Ended September 30,
	2009*	2008	2009	2008
Expected volatility	—	34%	35%	32%
Risk-free interest rate %	—	3.4%	2.0%	3.0%
Expected term (in years)	—	5	4	4
Dividend yield	—	—	—	—

*	There were no options to purchase our common stock issued during the quarter ended September 30, 2009.

At September 30, 2009, we have approximately $164.8 million of total unrecognized share-based compensation expense related to stock options, nonvested stock and nonvested stock units that is expected to be recognized as expense over a weighted-average period of two years.

Share-based compensation expense as recorded in our condensed consolidated statements of operations is summarized as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Cost of license revenue	$0.5	$0.4	$1.0	$0.7
Cost of maintenance revenue	2.4	2.6	4.1	5.1
Cost of professional services revenue	0.9	0.8	1.8	1.5
Selling and marketing expenses	8.0	7.4	15.1	15.3
Research and development expenses	2.2	3.0	4.6	6.8
General and administrative expenses	7.9	6.7	15.9	13.9

Total share-based compensation expense	$21.9	$20.9	$42.5	$43.3

(7) Stockholders’ Equity

Earnings Per Share

The two-class method is utilized for the computation of earnings per share (EPS). The two-class method requires a portion of net income be allocated to participating securities, which are unvested awards of share-based payments with nonforfeitable rights to receive dividends or dividend equivalents, if declared. Income allocated to these participating securities is excluded from net earnings allocated to common shares, as shown in the table below.

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

The following table summarizes the basic and diluted EPS computations for the quarters and six months ended September 30, 2009 and 2008:

	Quarter Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except per share data)
Basic earnings per share:
Net earnings	$94.2	$69.8	$176.6	$71.0
Less earnings allocated to participating securities	(0.2)	(0.2)	(0.4)	(0.4)

Net earnings allocated to common shares	$94.0	$69.6	$176.2	$70.6

Weighted average number of common shares outstanding	183.5	188.8	183.9	189.1

Basic earnings per share	$0.51	$0.37	$0.96	$0.37

	Quarter Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except per share data)
Diluted earnings per share:
Net earnings	$94.2	$69.8	$176.6	$71.0
Less earnings allocated to participating securities	(0.2)	(0.2)	(0.4)	(0.4)

Net earnings allocated to common shares	$94.0	$69.6	$176.2	$70.6

Weighted average number of common shares outstanding	183.5	188.8	183.9	189.1
Incremental shares from assumed conversions of stock options and other	3.5	3.4	3.5	3.7

Adjusted weighted average number of common shares outstanding	187.0	192.2	187.4	192.8

Diluted earnings per share	$0.50	$0.36	$0.94	$0.37

For the quarters ended September 30, 2009 and 2008, 5.9 million and 10.2 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS, as they were anti-dilutive. For the six months ended September 30, 2009 and 2008, 8.1 million and 8.8 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS, as they were anti-dilutive.

Treasury Stock

Our Board of Directors had previously authorized a total of $3.0 billion to repurchase common stock. During the quarter and six months ended September 30, 2009, we purchased 2.1 million and 3.6 million shares, respectively, for $75.0 million and $125.0 million, respectively, under these authorizations. At September 30, 2009, approximately $219.8 million remains authorized in the stock repurchase program, which does not have an expiration date. In addition, during the quarter and six months ended September 30, 2009, we repurchased 0.1 million and 0.2 million shares, respectively, for $2.4 million and $7.3 million, respectively, to satisfy employee tax withholding obligations upon the lapse of restrictions on nonvested stock grants.

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

In June 2006, we sought clarification from a Brazilian court as to whether a tax applies to the remittance of software payments from our Brazilian operations. The matter is currently being litigated in Brazilian courts. In February 2007, a law was enacted that clarified that this particular tax did not apply to the remittance of software payments, retroactive to January 1, 2006. We continue to pursue a favorable resolution on this matter for years prior to January 1, 2006. While we believe we will ultimately prevail based on the merits of our position, we cannot predict or estimate the timing or ultimate outcome of this matter.

In April 2009, a lawsuit was filed against us by Data Detection Systems, LLC in the United States District Court for the Southern District of Texas, Houston Division. The complaint seeks monetary damages in unspecified amounts and permanent injunction based upon claims for alleged patent infringement. We believe that we have meritorious defenses and intend to vigorously defend this matter. However, we cannot predict or estimate the timing or ultimate outcome of this matter.

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

Segment performance is measured based on segment operating income, reflecting segment revenue less direct and allocated indirect segment operating expenses. Direct segment operating expenses primarily include cost of revenue, selling and marketing, research and development and general and administrative expenses that can be specifically identified to a particular segment and are directly controllable by segment management, while allocated indirect segment operating expenses primarily include indirect costs within these operating expense categories that are not specifically identified to a particular segment or controllable by segment management. The indirect operating expenses are allocated to the segments based on budgeted bookings, revenue and other allocation methods that management believes to be reasonable. Our measure of segment operating income does not include the effect of share-based compensation expenses, amortization of acquired technology and other intangible assets, the write-off of purchased IPR&D or the costs associated with severance and exit activities described in Note 10, which are collectively included in unallocated operating expenses below. Assets and liabilities are reviewed by management at the consolidated level only.

The table below summarizes segment performance for the quarters and six months ended September 30, 2009 and 2008.

Quarter Ended September 30, 2009	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$106.1	$67.9	$174.0
Maintenance	138.9	118.5	257.4
Professional services	30.4	—	30.4

Total revenue	275.4	186.4	461.8
Direct and allocated indirect segment operating expenses	204.1	82.5	286.6

Segment operating income	71.3	103.9	175.2

Unallocated operating expenses			(40.4)
Other loss, net			(2.2)

Earnings before income taxes			$132.6

Quarter Ended September 30, 2008	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$104.8	$70.7	$175.5
Maintenance	138.1	117.4	255.5
Professional services	35.7	—	35.7

Total revenue	278.6	188.1	466.7
Direct and allocated indirect segment operating expenses	238.9	79.2	318.1

Segment operating income	39.7	108.9	148.6

Unallocated operating expenses			(43.1)
Other income, net			3.2

Earnings before income taxes			$108.7

Six Months Ended September 30, 2009	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$202.7	$138.3	$341.0
Maintenance	274.4	234.2	508.6
Professional services	62.2	—	62.2

Total revenue	539.3	372.5	911.8
Direct and allocated indirect segment operating expenses	424.9	163.9	588.8

Segment operating income	114.4	208.6	323.0

Unallocated operating expenses			(80.0)
Other loss, net			(2.9)

Earnings before income taxes			$240.1

Six Months Ended September 30, 2008	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$194.4	$130.5	$324.9
Maintenance	274.8	235.0	509.8
Professional services	69.5	—	69.5

Total revenue	538.7	365.5	904.2
Direct and allocated indirect segment operating expenses	481.6	163.1	644.7

Segment operating income	57.1	202.4	259.5

Unallocated operating expenses			(140.7)
Other income, net			11.3

Earnings before income taxes			$130.1

(10) Severance, Exit Costs and Related Charges

We have undertaken various restructuring and process improvement initiatives in recent years through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. Additionally, we undertook general workforce reductions in the latter half of fiscal 2009 and in the first half of fiscal 2010, principally as a result of macroeconomic conditions. Related to these collective actions, we recorded charges of $0.5 million and $1.5 million during the quarter and six months ended September 30, 2009, respectively, and $1.5 million and $7.9 million during the quarter and six months ended September 30, 2008, respectively. These expenses were attributable primarily to identified workforce reductions and associated cash separation packages.

Activity related to the above initiatives during the six months ended September 30, 2009 is summarized as follows:

	Balance at March 31, 2009	Charged to Expense	Adjustments to Estimates	Foreign Exchange Adjustments	Accretion	Cash Payments, Net of Sublease Income	Balance at September 30, 2009
	(In millions)
Process and realignment initiatives:
Severance and related costs	$1.2	$0.1	$(0.6)	$—	$—	$(0.1)	$0.6
Facilities costs	7.7	0.6	(0.2)	(0.1)	—	(5.1)	2.9

	8.9	0.7	(0.8)	(0.1)		(5.2)	3.5

General workforce reduction:
Severance and related costs	7.6	3.3	(1.7)	0.3	—	(8.6)	0.9

Total accrued	$16.5	$4.0	$(2.5)	$0.2	$—	$(13.8)	$4.4

The accruals for severance and related costs at September 30, 2009 represent the amounts to be paid to employees that have been terminated or identified for termination as a result of the initiatives described above. These amounts are expected to be paid during fiscal 2010. We continue to review the impact of these actions and will determine if, based on future operating results, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.

The accruals for facilities costs at September 30, 2009 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates or lease modification dates of those facilities, net of projected sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2014. Projected sublease income is based on management’s estimates, which are subject to change. We may incur additional facilities charges subsequent to September 30, 2009 as a result of the initiatives described above.

(11) Recently Issued Accounting Pronouncements

In June 2009, the FASB issued new guidance on accounting for transfers of financial assets, which amended previous GAAP literature. The amendment includes: (i) elimination of the qualifying special-purpose entity concept, (ii) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (iii) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (iv) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (v) extensive new disclosures. This guidance will be effective for us beginning in fiscal 2011. We have not determined whether its adoption will have a material effect on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is important that this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) be read in conjunction with: (i) the attached condensed consolidated financial statements and notes thereto, (ii) the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2009, and (iii) our discussion of risk and uncertainties included within Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2009.

This MD&A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties, including but not limited to those summarized under Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2009, affect our operating results and could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations.

Overview

Despite the continued challenging macroeconomic environment due to the ongoing global recession, our second quarter fiscal 2010 financial performance in terms of revenue, expense management, operating income, earnings per share and operating cash flows was strong. Additionally, the contract value of new transactions that we closed and recorded during the second quarter, which we refer to as bookings, showed sequential improvement within both of our Enterprise Service Management (ESM) and Mainframe Service Management (MSM) businesses. While we continue to see elongated sales cycles in these businesses and ongoing uncertainty remains regarding economic conditions globally, the bookings impact in the second quarter was less severe than in the first quarter, in part due to the completion of various large and more complex transactions that were originally forecasted to close in the first quarter and were delayed due to longer customer approval processes. Additionally, within our MSM business, where bookings are tied largely to the timing and size of renewals and thus are uneven from quarter to quarter, we closed multiple large renewal transactions in the second quarter that positively impacted our bookings. Overall, we believe that our financial performance for the quarter was strong, in part because of our continued ability to control and manage our expenses. Further, we believe that our ESM and MSM solutions continue to provide tangible value to our customers in both good and difficult economic times.

We also continue to invest in our business through acquisitions. In August 2009, we acquired MQSoftware, Inc. (MQSoftware), a leading provider of middleware and enterprise application transaction management software, for purchase consideration of $26.5 million. This acquisition expanded our offerings for middleware infrastructure software.

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

Because our software solutions are designed for and marketed to companies looking to improve the management of their IT infrastructure and processes, demand for our products, and therefore our financial results, are dependent upon corporations continuing to value such solutions and invest in such technology. There are a number of trends that have historically influenced demand for IT management software, including, among others, business demands placed on IT, computing capacity within IT departments, complexity of IT systems and IT operational costs. Our financial results are also influenced by many economic and industry conditions, including, but not limited to, general economic and market conditions in the United States and other economies in which we market products, changes in foreign currency exchange rates, corporate spending generally, IT budgets, the competitiveness of the IT management software industry, the adoption rate for Business Service Management (BSM) and the stability of the mainframe market.

The uncertain economic conditions globally, IT spending levels and the factors discussed in the preceding paragraph may adversely impact our future revenue, operating results, financial condition and cash flows. While our operating plans include continued discipline in controlling expenses and ongoing efforts to simplify processes and increase efficiencies, there can be no assurance that expense control efforts would offset such adverse conditions.

Results of Operations and Financial Condition

The following table sets forth, for the periods indicated, the percentages that selected items in the condensed consolidated statements of operations and comprehensive income represent of total revenue. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenue
	Quarter Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenue:
License	37.7%	37.6%	37.4%	35.9%
Maintenance	55.7%	54.7%	55.8%	56.4%
Professional services	6.6%	7.6%	6.8%	7.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenue	5.7%	6.3%	6.0%	6.3%
Cost of maintenance revenue	7.9%	10.0%	8.1%	9.6%
Cost of professional services revenue	6.9%	7.8%	7.1%	7.9%
Selling and marketing expenses	28.3%	29.3%	28.1%	30.6%
Research and development expenses	9.0%	11.5%	10.5%	12.8%
General and administrative expenses	11.1%	10.3%	11.6%	11.2%
In-process research and development	—	—	—	5.6%
Amortization of intangible assets	1.7%	1.9%	1.8%	1.9%
Severance, exit costs and related charges	0.1%	0.3%	0.2%	0.9%
Total operating expenses	70.8%	77.4%	73.3%	86.9%
Operating income	29.2%	22.6%	26.7%	13.1%
Other income (loss), net	(0.5)%	0.7%	(0.3)%	1.2%
Earnings before income taxes	28.7%	23.3%	26.3%	14.4%
Provision for income taxes	8.3%	8.3%	7.0%	6.5%
Net earnings	20.4%	15.0%	19.4%	7.9%

Revenue

The following table provides information regarding software license and software maintenance revenue for the quarters and six months ended September 30, 2009 and 2008:

Software License Revenue	Quarter Ended September 30,			Six Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In millions)			(In millions)
Enterprise Service Management	$106.1	$104.8	1.2%	$202.7	$194.4	4.3%
Mainframe Service Management	67.9	70.7	(4.0)%	138.3	130.5	6.0%

Total software license revenue	$174.0	$175.5	(0.9)%	$341.0	$324.9	5.0%

Software Maintenance Revenue	Quarter Ended September 30,			Six Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In millions)			(In millions)
Enterprise Service Management	$138.9	$138.1	0.6%	$274.4	$274.8	(0.1)%
Mainframe Service Management	118.5	117.4	0.9%	234.2	235.0	(0.3)%

Total software maintenance revenue	$257.4	$255.5	0.7%	$508.6	$509.8	(0.2)%

Total Software Revenue	Quarter Ended September 30,			Six Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In millions)			(In millions)
Enterprise Service Management	$245.0	$242.9	0.9%	$477.1	$469.2	1.7%
Mainframe Service Management	186.4	188.1	(0.9)%	372.5	365.5	1.9%

Total software revenue	$431.4	$431.0	0.1%	$849.6	$834.7	1.8%

Software License Revenue

License revenue for the quarter ended September 30, 2009 was $174.0 million, a decrease of $1.5 million, or 0.9%, from the prior year quarter. This decrease was attributable to a license revenue decrease in our MSM segment, partially offset by a license revenue increase in our ESM segment, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $17.6 million for the quarter ended September 30, 2009 as compared to the prior year quarter. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront decreased to 44% for the current quarter from 51% for the prior year quarter. During the quarter ended September 30, 2009, we closed 32 transactions with license values over $1 million, with a total license value of $92.2 million, compared with 35 transactions with license values over $1 million, with a total license value of $104.6 million, in the prior year quarter.

License revenue for the six months ended September 30, 2009 was $341.0 million, an increase of $16.1 million, or 5.0%, over the prior year period. This increase was attributable to license revenue increases in both our ESM and MSM segments, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $33.2 million for the six months ended September 30, 2009 as compared to the prior year period. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront increased to 55% for the six months ended September 30, 2009 from 51% for the prior year period. During the six months ended September 30, 2009, we closed 50 transactions with license values over $1 million, with a total license value of $123.8 million, compared with 50 transactions with license values over $1 million, with a total license value of $155.4 million, in the prior year period.

ESM license revenue represented $106.1 million, or 61.0%, and $202.7 million, or 59.4%, of our total license revenue for the quarter and six months ended September 30, 2009, respectively, and $104.8 million, or 59.7%, and $194.4 million, or 59.8%, of our total license revenue for the quarter and six months ended September 30, 2008, respectively. ESM license revenue for the quarter ended September 30, 2009 increased by $1.3 million, or 1.2%, over the prior year quarter. ESM license revenue for the six months ended September 30, 2009 increased by $8.3 million, or 4.3%, over the prior year period. These period over period increases were attributable to current period increases in the recognition of previously deferred license revenue, offset by decreases in upfront license revenue recognized in connection with new transactions. The decrease in upfront license revenue recognized for the quarter ended September 30, 2009 was attributable to a lower volume of license transaction bookings along with a decline in the percentage of such bookings that were recognized upfront rather than ratably over the underlying contractual maintenance terms. The decrease in upfront license revenue recognized for the six months ended September 30, 2009 was attributable to a lower volume of license transaction bookings, partially offset by an increase in the percentage of such bookings that were recognized upfront rather than ratably over the underlying contractual maintenance terms.

MSM license revenue represented $67.9 million, or 39.0%, and $138.3 million, or 40.6%, of our total license revenue for the quarter and six months ended September 30, 2009, respectively, and $70.7 million, or 40.3%, and $130.5 million, or 40.2%, of our total license revenue for the quarter and six months ended September 30, 2008, respectively. MSM license revenue for the quarter ended September 30, 2009 decreased by $2.8 million, or 4.0%, from the prior year quarter, due to a decrease in the amount of upfront license revenue recognized in connection with new transactions, partially offset by a current period increase in the recognition of previously deferred license revenue. The decrease in upfront license revenue recognized was attributable to a lower percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms, partially offset by an increase in license transaction bookings. MSM license revenue for the six months ended September 30, 2009 increased by $7.8 million, or 6.0%, over the prior year period, due to a current year increase in the recognition of previously deferred license revenue and an increase in the amount of upfront license revenue recognized in connection with new transactions. The current year increase in upfront license revenue recognized was attributable to a higher percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms, partially offset by a decrease in license transaction bookings.

Deferred License Revenue

For the quarters and six months ended September 30, 2009 and 2008, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Deferred license revenue balance at beginning of period	$550.2	$554.0	$610.9	$555.4
Deferrals of license revenue	100.2	92.3	127.7	165.1
Recognition from deferred license revenue	(96.2)	(78.6)	(186.6)	(153.4)
Impact of foreign currency exchange rate changes	2.0	(2.0)	4.2	(1.4)

Deferred license revenue balance at end of period	$556.2	$565.7	$556.2	$565.7

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

Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenue to be recognized each quarter becomes more predictable as a larger percentage of that revenue comes from the deferred license revenue balance. At September 30, 2009, the deferred license revenue balance was $556.2 million. As additional license revenue is deferred in future periods, the amounts to be recognized in future periods will increase. Estimated deferred license revenue that we expect to recognize in future periods as of September 30, 2009 is (in millions):

Remainder of fiscal 2010	$187.2
Fiscal 2011	$203.8
Fiscal 2012 and thereafter	$165.2

Software Maintenance Revenue

Maintenance revenue for the quarter ended September 30, 2009 was $257.4 million, an increase of $1.9 million, or 0.7%, over the prior year quarter. Maintenance revenue for the six months ended September 30, 2009 was $508.6 million, a decrease of $1.2 million, or 0.2%, from the prior year period. These changes were attributable to nominal increases in ESM and MSM maintenance revenue for the quarter ended September 30, 2009 and nominal decreases in ESM and MSM maintenance revenue for the six months ended September 30, 2009, as discussed below.

ESM maintenance revenue represented $138.9 million, or 54.0%, and $274.4 million, or 54.0%, of our total maintenance revenue for the quarter and six months ended September 30, 2009, respectively, and $138.1 million, or 54.1%, and $274.8 million, or 53.9%, of our total maintenance revenue for the quarter and six months ended September 30, 2008, respectively. ESM maintenance revenue for the quarter ended September 30, 2009 increased by $0.8 million, or 0.6%, over the prior year quarter. ESM maintenance revenue for the six months ended September 30, 2009 decreased by $0.4 million, or 0.1%, from the prior year period.

MSM maintenance revenue represented $118.5 million, or 46.0%, and $234.2 million, or 46.0%, of our total maintenance revenue for the quarter and six months ended September 30, 2009, respectively, and $117.4 million, or 45.9% and $235.0 million, or 46.1%, of our total maintenance revenue for the quarter and six months ended September 30, 2008, respectively. MSM maintenance revenue for the quarter ended September 30, 2009 increased by $1.1 million, or 0.9%, over the prior year quarter. MSM maintenance revenue for the six months ended September 30, 2009 decreased by $0.8 million, or 0.3%, from the prior year period.

Deferred Maintenance Revenue

At September 30, 2009, the deferred maintenance revenue balance was $1,127.1 million. As new customers are added and/or current contracts are renewed and additional maintenance revenue is deferred in future periods, the amounts to be recognized in future periods will increase. Estimated deferred maintenance revenue that we expect to recognize in future periods at September 30, 2009 is (in millions):

Remainder of fiscal 2010	$379.9
Fiscal 2011	$406.0
Fiscal 2012 and thereafter	$341.2

Domestic vs. International Revenue

	Quarter Ended September 30,			Six Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In millions)			(In millions)
License:
Domestic	$90.6	$98.5	(8.0)%	$176.7	$171.0	3.3%
International	83.4	77.0	8.3%	164.3	153.9	6.8%

Total license revenue	174.0	175.5	(0.9)%	341.0	324.9	5.0%

Maintenance:
Domestic	140.6	138.0	1.9%	279.0	275.9	1.1%
International	116.8	117.5	(0.6)%	229.6	233.9	(1.8)%

Total maintenance revenue	257.4	255.5	0.7%	508.6	509.8	(0.2)%

Professional services:
Domestic	14.2	15.9	(10.7)%	30.1	29.8	1.0%
International	16.2	19.8	(18.2)%	32.1	39.7	(19.1)%

Total professional services revenue	30.4	35.7	(14.8)%	62.2	69.5	(10.5)%

Total domestic revenue	245.4	252.4	(2.8)%	485.8	476.7	1.9%
Total international revenue	216.4	214.3	1.0%	426.0	427.5	(0.4)%

Total revenue	$461.8	$466.7	(1.0)%	$911.8	$904.2	0.8%

We estimate that the effect of foreign currency exchange rate fluctuations on our international revenue resulted in an approximate $5.8 million and $18.2 million reduction in revenue for the quarter and six months ended September 30, 2009, respectively, compared to the prior year periods, on a constant currency basis.

Domestic License Revenue

Domestic license revenue represented $90.6 million, or 52.1%, and $176.7 million, or 51.8%, of our total license revenue for the quarter and six months ended September 30, 2009, respectively, and $98.5 million, or 56.1%, and $171.0 million, or 52.6%, of our total license revenue for the quarter and six months ended September 30, 2008, respectively.

Domestic license revenue for the quarter ended September 30, 2009 decreased by $7.9 million, or 8.0%, from the prior year quarter, due to a $7.7 million decrease in ESM license revenue and a $0.2 million decrease in MSM license revenue.

Domestic license revenue for the six months ended September 30, 2009 increased by $5.7 million, or 3.3%, over the prior year period, due to a $7.0 million increase in MSM license revenue partially offset by a $1.3 million decrease in ESM license revenue.

International License Revenue

International license revenue represented $83.4 million, or 47.9%, and $164.3 million, or 48.2%, of our total license revenue for the quarter and six months ended September 30, 2009, respectively, and $77.0 million, or 43.9%, and $153.9 million, or 47.4% of our total license revenue for the quarter and six months ended September 30, 2008, respectively.

International license revenue for the quarter ended September 30, 2009 increased by $6.4 million, or 8.3%, over the prior year quarter, due to a $9.1 million increase in ESM license revenue, partially offset by a $2.7 million decrease in MSM license revenue. The ESM license revenue increase was attributable to increases of $7.7 million and $2.7 million in our Europe, Middle East and

Africa (EMEA) and Canada markets, respectively, partially offset by a $1.3 million net decrease in our other international markets. The MSM license revenue decrease was attributable to decreases of $2.1 million and $1.4 million in our EMEA and Latin America markets, respectively, offset by a $0.8 million net increase in our other international markets.

International license revenue for the six months ended September 30, 2009 increased by $10.4 million, or 6.8%, over the prior year period, due to a $9.7 million increase in ESM license revenue and a $0.7 million increase in MSM license revenue. The ESM license revenue increase was attributable to increases of $5.6 million, $3.6 million and $1.9 million in our EMEA, Canada and Asia Pacific markets, respectively, partially offset by a $1.4 million decrease in our Latin America market. The MSM license revenue increase was attributable to a $2.0 million increase in our Latin America market, offset by a combined $1.3 million decrease in our other international markets.

Domestic Maintenance Revenue

Domestic maintenance revenue represented $140.6 million, or 54.6%, and $279.0 million, or 54.9%, of our total maintenance revenue for the quarter and six months ended September 30, 2009, respectively, and $138.0 million, or 54.0%, and $275.9 million, or 54.1%, of our total maintenance revenue for the quarter and six months ended September 30, 2008, respectively.

Domestic maintenance revenue for the quarter ended September 30, 2009 increased by $2.6 million, or 1.9%, over the prior year quarter, due to a $2.9 million increase in MSM maintenance revenue offset by a $0.3 million decrease in ESM maintenance revenue.

Domestic maintenance revenue for the six months ended September 30, 2009 increased by $3.1 million, or 1.1%, over the prior year period, due to a $2.2 million increase in MSM maintenance revenue and $0.9 million increase in ESM maintenance revenue.

International Maintenance Revenue

International maintenance revenue represented $116.8 million, or 45.4%, and $229.6 million, or 45.1%, of our total maintenance revenue for the quarter and six months ended September 30, 2009, respectively, and $117.5 million, or 46.0%, and $233.9 million, or 45.9%, of our total maintenance revenue for the quarter and six months ended September 30, 2008, respectively.

International maintenance revenue for the quarter ended September 30, 2009 decreased by $0.7 million, or 0.6%, from the prior year quarter, due to a $1.9 million decrease in MSM maintenance revenue, partially offset by a $1.2 million increase in ESM maintenance revenue. The MSM maintenance revenue decrease was attributable to a $2.7 million decrease in our EMEA market, partially offset by a $0.8 million net increase in our other international markets. The ESM maintenance revenue increase was attributable to a $0.6 million increase in our Asia Pacific market and a $0.6 million net increase in our other international markets.

International maintenance revenue for the six months ended September 30, 2009 decreased by $4.3 million, or 1.8%, from the prior year period, due to a $3.1 million decrease in MSM maintenance revenue and a $1.2 million decrease in ESM maintenance revenue. The MSM maintenance revenue decrease was attributable to a $3.5 million decrease in our EMEA market, partially offset by a $0.4 million net increase in our other international markets. The ESM maintenance revenue decrease was attributable to a $1.6 million decrease in our EMEA market, partially offset by a $0.4 million net increase in our other international markets.

Professional Services Revenue

Professional services revenue for the quarter ended September 30, 2009 decreased by $5.3 million, or 14.8%, from the prior year quarter, which is reflective of a $3.6 million, or 18.2%, decrease in international professional services revenue and a $1.7 million, or 10.7%, decrease in domestic professional services revenue quarter over quarter. Professional services revenue for the six months ended September 30, 2009 decreased by $7.3 million, or 10.5%, from the prior year period, which is reflective of a $7.6 million, or 19.1%, decrease in international professional services revenue, partially offset by a $0.3 million, or 1.0%, increase in domestic professional services revenue period over period. These professional service revenue decreases are attributable to decreases in implementation, consulting and education service revenues period over period.

Operating Expenses

	Quarter Ended September 30,			Six Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In millions)			(In millions)
Cost of license revenue	$26.5	$29.5	(10.2)%	$54.6	$57.1	(4.4)%
Cost of maintenance revenue	36.7	46.6	(21.2)%	74.0	87.1	(15.0)%
Cost of professional services revenue	31.8	36.3	(12.4)%	65.0	71.5	(9.1)%
Selling and marketing expenses	130.6	136.7	(4.5)%	256.5	277.1	(7.4)%
Research and development expenses	41.7	53.7	(22.3)%	95.4	115.5	(17.4)%
General and administrative expenses	51.2	48.2	6.2%	105.8	101.7	4.0%
In-process research and development	—	—	—	—	50.3	(100.0)%
Amortization of intangible assets	8.0	8.7	(8.0)%	16.0	17.2	(7.0)%
Severance, exit costs and related charges	0.5	1.5	(66.7)%	1.5	7.9	(81.0)%

Total operating expenses	$327.0	$361.2	(9.5)%	$668.8	$785.4	(14.8)%

We estimate that the effect of foreign currency exchange rate fluctuations on our international operating expenses resulted in an approximate $5.3 million and $24.5 million reduction in operating expenses for the quarter and six months ended September 30, 2009, respectively, as compared to the prior year periods, on a constant currency basis.

Cost of License Revenue

Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For the quarter and six months ended September 30, 2009, cost of license revenue was $26.5 million and $54.6 million, respectively, representing 5.7% and 6.0% of total revenue and 15.2% and 16.0% of license revenue, respectively. For the quarter and six months ended September 30, 2008, cost of license revenue was $29.5 million and $57.1 million, respectively, representing 6.3% and 6.3% of total revenue and 16.8% and 17.6% of license revenue, respectively.

Cost of license revenue for the quarter ended September 30, 2009 decreased by $3.0 million, or 10.2%, over the prior year quarter, primarily due to the conclusion of the amortization of certain acquired technology.

Cost of license revenue for the six months ended September 30, 2009 decreased by $2.5 million, or 4.4%, over the prior year period, primarily due to the conclusion of the amortization of certain acquired technology.

Cost of Maintenance Revenue

Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the quarter and six months ended September 30, 2009, cost of maintenance revenue was $36.7 million and $74.0 million, respectively, representing 7.9% and 8.1% of total revenue and 14.3% and 14.5% of maintenance revenue, respectively. For the quarter and six months ended September 30, 2008, cost of maintenance revenue was $46.6 million and $87.1 million, respectively, representing 10.0% and 9.6% of total revenue and 18.2% and 17.1% of maintenance revenue, respectively.

Cost of maintenance revenue for the quarter ended September 30, 2009 decreased by $9.9 million, or 21.2%, from the prior year quarter. This decrease was attributable primarily to a $9.4 million reduction in personnel and related costs, due principally to a decrease in resources dedicated to maintenance projects and a period over period decrease in customer support headcount.

Cost of maintenance revenue for the six months ended September 30, 2009 decreased by $13.1 million, or 15.0%, from the prior year period. This decrease was attributable primarily to an $11.4 million reduction in personnel and related costs, due principally to a decrease in resources dedicated to maintenance projects and a period over period decrease in customer support headcount, and a $1.0 million decrease in share-based compensation expense.

Cost of Professional Services Revenue

Cost of professional services revenue consists primarily of salaries, related personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers and the related infrastructure to support this business. For the quarter and six months ended September 30, 2009, cost of professional services revenue was $31.8 million and $65.0 million, respectively, representing 6.9% and 7.1% of total revenue and 104.6% and 104.5% of professional services revenue, respectively. For the quarter and six months ended September 30, 2008, cost of professional services revenue was $36.3 million and $71.5 million, respectively, representing 7.8% and 7.9% of total revenue and 101.7% and 102.9% of professional services revenue, respectively.

Cost of professional services revenue for the quarter ended September 30, 2009 decreased by $4.5 million, or 12.4%, from the prior year quarter. This decrease was attributable primarily to a decrease in third party subcontracting fees.

Cost of professional services revenue for the six months ended September 30, 2009 decreased by $6.5 million, or 9.1%, from the prior year period. This decrease was attributable primarily to a $5.8 million decrease in third party subcontracting fees.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarter and six months ended September 30, 2009, selling and marketing expenses were $130.6 million and $256.5 million, respectively, representing 28.3% and 28.1% of total revenue, respectively. For the quarter and six months ended September 30, 2008, selling and marketing expenses were $136.7 million and $277.1 million, respectively, representing 29.3% and 30.6% of total revenue, respectively.

Selling and marketing expenses for the quarter ended September 30, 2009 decreased by $6.1 million, or 4.5%, from the prior year quarter. This decrease was attributable to a $7.6 million decrease in sales personnel costs and related variable compensation expense, partially offset by a net $1.5 million increase in other expenses.

Selling and marketing expenses for the six months ended September 30, 2009 decreased by $20.6 million, or 7.4%, from the prior year period. This decrease was attributable to an $17.6 million decrease in sales personnel costs and related variable compensation expense and a $4.1 million decrease in marketing campaign expenditures, partially offset by a net $1.1 million increase in other expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries and personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For the quarter and six months ended September 30, 2009, research and development expenses were $41.7 million and $95.4 million, respectively, representing 9.0% and 10.5% of total revenue, respectively. For the quarter and six months ended September 30, 2008, research and development expenses were $53.7 million and $115.5 million, respectively, representing 11.5% and 12.8% of total revenue, respectively.

Research and development expenses for the quarter ended September 30, 2009 decreased by $12.0 million, or 22.3%, from the prior year quarter. This decrease was attributable primarily to a $12.5 million increase in research and development personnel and related costs allocated to software development projects that were capitalized.

Research and development expenses for the six months ended September 30, 2009 decreased by $20.1 million, or 17.4%, from the prior year period. This decrease was attributable to a $12.9 million increase in research and development personnel and related costs allocated to software development projects that were capitalized, a $6.3 million decrease in research and development personnel and related costs associated with lower average headcount levels and a higher percentage of headcount in lower cost regions and a $2.2 million decrease in share-based compensation expense, partially offset by a net $1.3 million increase in other expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. For the quarter and six months ended September 30, 2009, general and administrative expenses were $51.2 million and $105.8 million, respectively, representing 11.1% and 11.6% of total revenue, respectively. For the quarter and six months ended September 30, 2008, general and administrative expenses were $48.2 million and $101.7 million, respectively, representing 10.3% and 11.2% of total revenue, respectively.

General and administrative expenses for the quarter ended September 30, 2009 increased by $3.0 million, or 6.2%, over the prior year quarter. This increase was attributable primarily to a $2.9 million increase in incentive compensation and a $1.2 million increase in share-based compensation expense, partially offset by a net $1.1 million decrease in other expenses consisting principally of reduced consulting and professional fees.

General and administrative expenses for the six months ended September 30, 2009 increased by $4.1 million, or 4.0%, over the prior year period. This increase was attributable primarily to a $2.0 million increase in share-based compensation expense, a $1.6 million increase in incentive compensation and a net $0.5 million increase in other expenses.

In-process Research and Development

The amounts allocated to in-process research and development (IPR&D) represent the estimated fair values, based on risk-adjusted cash flows and historical costs expended, related to acquired core research and development projects that were incomplete and had neither reached technological feasibility nor been determined to have an alternative future use pending achievement of technological feasibility as of the date of acquisition. During the six months ended September 30, 2008, we expensed acquired IPR&D totaling $50.3 million in connection with our acquisition of BladeLogic, Inc. (BladeLogic).

Amortization of Intangible Assets

Amortization of intangible assets consists primarily of the amortization of finite-lived customer contracts and relationships and tradenames recorded in connection with acquisitions consummated in prior years. Amortization of intangible assets for the quarter ended September 30, 2009 decreased by $0.7 million, or 8.0%, from the prior year quarter. This decrease was due to a $1.1 million reduction in amortization associated with intangible assets acquired in connection with earlier acquisitions that became fully amortized, partially offset by a $0.4 million in additional amortization associated with intangibles acquired in connection with our fiscal 2010 and 2009 acquisitions. Amortization of intangible assets for the six months ended September 30, 2009 decreased by $1.2 million, or 7.0%, from the prior year period. This decrease was due to a $2.9 million reduction in amortization associated with intangible assets acquired in connection with earlier acquisitions that became fully amortized, partially offset by $1.7 million in additional amortization associated with intangibles acquired in connection with our fiscal 2010 and 2009 acquisitions.

Severance, Exit Costs and Related Charges

We have undertaken various restructuring and process improvement initiatives in recent years through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. Additionally, we undertook general workforce reductions in the latter half of fiscal 2009 and in the first half of fiscal 2010, principally as a result of macroeconomic conditions. Related to these collective actions, we recorded charges of $0.5 million and $1.5 million during the quarter and six months ended September 30, 2009, respectively, and $1.5 million and $7.9 million during the quarter and six months ended September 30, 2008, respectively. These expenses were attributable primarily to identified workforce reductions and associated cash separation packages paid or accrued by us. While we will reduce future operating expenses as a result of these actions, we anticipate that these reductions will be substantially offset by incremental personnel-related expenses due to headcount growth in strategic areas. We will continue to evaluate additional actions that may be necessary in the future to achieve our business goals.

Other Income (Loss), Net

Other income (loss), net, consists primarily of interest earned, realized gains and losses on investments and interest expense on our $300.0 million of face value senior unsecured notes due 2018 (the Notes) and capital leases. Other income (loss), net, was $(2.2) million and $(2.9) million for the quarter and six months ended September 30, 2009, respectively, and was $3.2 million and $11.3 million for the quarter and six months ended September 30, 2008, respectively.

Other income (loss), net, for the quarter ended September 30, 2009 decreased by $5.4 million, or 168.8%, from the prior year quarter. This decrease was attributable primarily to a $5.6 million decrease in interest income, resulting from lower average investment yields, partially offset by slightly higher average investment balances.

Other income (loss), net, for the six months ended September 30, 2009 decreased by $14.2 million, or 125.7%, from the prior year period. This decrease was attributable primarily to a $12.7 million decrease in interest income, resulting from lower average investment yields.

Income Taxes

We recorded income tax expense of $38.4 million and $63.5 million for the quarter and six months ended September 30, 2009, respectively, resulting in an effective tax rate of 29.0% and 26.4%, respectively. Income tax expense was $38.9 million and $59.1 million for the quarter and six months ended September 30, 2008, respectively, resulting in an effective tax rate of 35.8% and 45.4%, respectively. The effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, additional accruals and changes in estimates related to our uncertain tax positions, benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion and the non-deductible write-off of IPR&D expense associated with certain acquisitions. The higher effective tax rate for the six months ended September 30, 2008 was attributable primarily to the non-deductible write-off of IPR&D expense in connection with our BladeLogic acquisition.

Liquidity and Capital Resources

At September 30, 2009, we had $1.3 billion in cash, cash equivalents and investments, approximately 43% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $258.6 million of earnings that we have determined will be invested indefinitely in those operations. Were such earnings to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements.

At September 30, 2009, we held auction rate securities with a par value of $70.4 million, of which securities with a par value of $53.1 million were classified as available-for-sale and a par value of $17.3 million were classified as trading. The total estimated fair value was $60.9 million and $60.0 million at September 30, 2009 and March 31, 2009, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. Substantially all of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail through October 2009, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate the recent lack of liquidity of these investments to have a material impact on our business strategy, financial condition, results of operations or cash flows. Additionally, in November 2008, we entered into a put agreement with a bank from which we have acquired certain auction rate securities with a remaining par value of $17.3 million and an estimated fair value of $15.4 million at September 30, 2009. Under the terms of the agreement, we have the ability to put these auction rate securities to the bank at par value at any time during the period beginning June 30, 2010 and ending June 30, 2012. The bank also has the right to repurchase these auction rate securities at par value on or before June 30, 2010.

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

We may from time to time seek to repurchase or retire securities, including outstanding debt and equity securities, in open market repurchases, unsolicited or solicited privately negotiated transactions or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. Such repurchases or exchanges, if any, will depend on a number of factors, including, but not limited to, prevailing market conditions, our liquidity requirements and contractual restrictions, if applicable. The amount of repurchases, which is subject to management discretion, may be material and may change from period to period.

Our cash flows for the six months ended September 30, 2009 and 2008 were:

	Six Months Ended September 30,
	2009	2008
	(In millions)
Net cash provided by operating activities	$248.7	$226.6
Net cash used in investing activities	(71.2)	(842.5)
Net cash provided by (used in) financing activities	(89.1)	157.0
Effect of exchange rate changes on cash and cash equivalents	26.1	(19.1)

Net change in cash and cash equivalents	$114.5	$(478.0)

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities for the six months ended September 30, 2009 increased by $22.1 million over the prior year period, reflective of an increase in net earnings before non-cash expenses (principally depreciation, amortization, share-based compensation expense and IPR&D) offset by the net impact of working capital changes.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended September 30, 2009 decreased by $771.3 million from the prior year period. This decrease was attributable primarily to cash expended in the prior period for our acquisition of BladeLogic and a period over period increase in proceeds from maturities and sales of investments, partially offset by a period over period increase in investment purchases.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended September 30, 2009 was $89.1 million, as compared to net cash provided by financing activities of $157.0 million during the six months ended September 30, 2008. This difference was attributable primarily to net proceeds received related to the issuance of our Notes in the prior year period and a period over period decrease in cash received from stock option exercises, partially offset by a period over period decrease in treasury stock purchases.

Treasury Stock Purchases

Our Board of Directors had previously authorized a total of $3.0 billion to repurchase common stock. During the quarter and six months ended September 30, 2009, we purchased 2.1 million and 3.6 million shares, respectively, for $75.0 million and $125.0 million, respectively. In addition, during the quarter and six months ended September 30, 2009, we repurchased 0.1 million and 0.2 million shares, respectively, for $2.4 million and $7.3 million, respectively, to satisfy employee tax withholding obligations upon the lapse of restrictions on nonvested stock grants. At September 30, 2009, approximately $219.8 million remains authorized in the stock repurchase program, which does not have an expiration date. The repurchase of stock will continue to be funded primarily with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds below for a monthly detail of treasury stock purchases for the quarter ended September 30, 2009.

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended March 31, 2009 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during the six months ended September 30, 2009.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued a new accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of this standard to April 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We adopted the new standard relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on April 1, 2008, and on April 1, 2009 with regard to non-financial assets and non-financial liabilities. The adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued a revision to previously issued accounting literature which changes the accounting for business combinations including: (i) the measurement of acquirer shares issued in consideration for a business combination, (ii) the recognition of contingent consideration, (iii) the accounting for preacquisition gain and loss contingencies, (iv) the recognition of capitalized in-process research and development (IPR&D), (v) the accounting for acquisition-related restructuring costs, (vi) the treatment of acquisition-related transaction costs, and (vii) the recognition of changes in the acquirer’s income tax valuation allowance. This guidance applies prospectively to all business combinations beginning in fiscal 2010. The impact of adoption on our financial position, results of operations or cash flows will be dependent upon the nature and terms of business combinations that we may consummate in fiscal 2010 and thereafter.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued guidance clarifying that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and providing information on how to allocate earnings to participating securities to allow computation of basic and diluted earnings per share using the two-class method. This guidance was effective for us beginning in fiscal 2010 and requires retrospective application for periods prior to the effective date. The adoption of this guidance did not have a material impact on our computation of earnings per share. Refer to Note 7 for further information related to our computation of earnings per share.

In April 2009, the FASB issued guidance for estimating fair value when the volume or level of activity in a market for an asset or liability has decreased significantly. This guidance also provides information on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). This guidance was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance that applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis, then an entity may separate other-than temporary impairments into two components: (i) the amount related to credit losses (recorded in earnings) and (ii) all other amounts (recorded in other comprehensive income). This guidance was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance that requires disclosures about fair value of financial instruments in interim financial statements. This guidance was effective for us beginning in fiscal 2010, and because it applies only to financial statement disclosures, it did not have any impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance that provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This topic was previously addressed only in auditing literature. This guidance was effective for us beginning in fiscal 2010 and did not have a material impact on our financial position, results of operations or cash flows.

In July 2009, the FASB released the final version of its new “Accounting Standards Codification” (Codification) as the single authoritative source for GAAP. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized, combining all authoritative standards into a comprehensive, topically organized database. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim and annual periods ending on or after September 15, 2009. We adopted the Codification in our interim financial statements for the second quarter of fiscal 2010, which had no impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued new guidance on accounting for transfers of financial assets, which amended previous GAAP literature. The amendment includes: (i) elimination of the qualifying special-purpose entity concept, (ii) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (iii) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (iv) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (v) extensive new disclosures. This guidance will be effective for us beginning in fiscal 2011, and we have not determined whether its adoption will have a material effect on our financial position, results of operations or cash flows.

Available Information

Our internet website address is http://www.bmc.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of our investments in marketable securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign exchange risk management strategy or our portfolio management strategy subsequent to March 31, 2009; therefore, the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our Annual Report on Form 10-K for the year ended March 31, 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), at the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In previous public filings, including our Quarterly Report for the period ended June 30, 2009, we disclosed and described pending class action litigation against our wholly-owned subsidiary, Marimba, Inc., certain of Marimba’s officers and directors and certain underwriters of Marimba’s initial public offering. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the U.S. District Court for the Southern District of New York (the Court) for preliminary approval. This settlement requires no financial contribution from Marimba or us. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. The Court granted the plaintiffs’ motion for final approval of the settlement and certified the settlement classes on October 5, 2009. The Court determined that the settlement is fair to the class members, approved the settlement and dismissed, with prejudice, the case against Marimba and its individual defendants. An appeal of the final approval decision must be filed within 30 days of the date judgment is entered. Due to the inherent uncertainties of litigation and because the time to file an appeal has not run, the ultimate outcome of the matter is uncertain.

Item 1A. Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended March 31, 2009, dated May 15, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Total Dollar Value of Shares Purchased as Part of a Publicly Announced Program(2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(2)
July 1-31, 2009	495,890	$33.02	495,400	$16,358,282	$278,510,030
August 1-31, 2009	897,243	$34.72	831,400	28,869,981	$249,640,049
September 1- 30, 2009	814,420	$36.62	813,828	29,803,806	$219,836,243

Total	2,207,553	$35.05	2,140,628	$75,032,069	$219,836,243

(1)	Includes 66,925 shares of our common stock withheld by us to satisfy employee withholding obligations.
(2)

Our Board of Directors had previously authorized a total of $3.0 billion to repurchase common stock. At September 30, 2009, approximately $219.8 million remains authorized in this stock repurchase program and the program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on July 28, 2009, the following proposals were adopted by the margins indicated:

	NUMBER OF SHARES
	VOTED FOR	WITHHELD
1. To elect our nine directors, each to serve until the next annual meeting or until his/her respective successor has been duly elected and qualified.
Robert E. Beauchamp	141,542,022	25,112,287
B. Garland Cupp	141,820,164	24,834,145
Jon E. Barfield	144,069,198	22,585,111
Gary L. Bloom	104,267,937	62,386,372
Meldon K. Gafner	104,169,909	62,484,400
P. Thomas Jenkins	104,293,705	62,360,604
Louis J. Lavigne, Jr.	144,051,702	22,602,607
Kathleen A. O’Neil	144,038,410	22,615,899
Tom C. Tinsley	103,928,606	62,725,703

	NUMBER OF SHARES
	VOTED FOR	AGAINST	ABSTAIN
2. To ratify the appointment by our Audit Committee of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending March 31, 2010.	165,981,269	573,502	99,538

	NUMBER OF SHARES
	VOTED FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
3. To approve an amendment to the BMC Software, Inc. 2007 Incentive Plan to increase the number of shares of our common stock reserved for issuance under such plan by 8,000,000 shares.	116,457,728	38,476,270	154,875	11,565,436

Item 6. Exhibits

(a)	Exhibits.

10.10	Amended and Restated BMC Software, Inc. Short-Term Incentive Performance Award Program.

10.11	Amended and Restated BMC Software, Inc. Long-Term Incentive Performance Award Program.

10.17	Executive Employment Agreement between BMC Software, Inc. and Hollie S. Castro.

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.

October 30, 2009	By:	/S/ ROBERT E. BEAUCHAMP
Robert E. Beauchamp
President and Chief Executive Officer

October 30, 2009	By:	/S/ STEPHEN B. SOLCHER
Stephen B. Solcher
Senior Vice President and Chief Financial Officer

Exhibits

INDEX

10.10	Amended and Restated BMC Software, Inc. Short-Term Incentive Performance Award Program.

10.11	Amended and Restated BMC Software, Inc. Long-Term Incentive Performance Award Program.

10.17	Executive Employment Agreement between BMC Software, Inc. and Hollie S. Castro.

31.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.