Form 10-Q
period 2009-12-31
BMC SOFTWARE INC
filed 2010-01-28
CIK 835729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of January 25, 2010, there were outstanding 182,621,000 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.

QUARTER ENDED DECEMBER 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	December 31,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,079.5	$1,023.3
Short-term investments	128.0	73.6
Trade accounts receivable, net	208.9	217.8
Trade finance receivables, net	121.7	99.3
Deferred tax assets	63.8	68.0
Other current assets	83.8	78.5

Total current assets	1,685.7	1,560.5
Property and equipment, net	97.9	103.0
Software development costs	144.1	122.6
Long-term investments	62.3	72.3
Long-term trade finance receivables, net	123.8	92.1
Intangible assets, net	179.7	189.9
Goodwill	1,368.7	1,288.7
Other long-term assets	252.4	268.4

Total assets	$3,914.6	$3,697.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$34.1	$57.2
Finance payables	15.1	13.7
Accrued liabilities	282.8	285.1
Deferred revenue	922.6	977.3

Total current liabilities	1,254.6	1,333.3
Long-term deferred revenue	804.5	810.6
Long-term borrowings	340.9	313.6
Other long-term liabilities	210.0	191.5

Total liabilities	2,610.0	2,649.0

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	944.0	881.2
Retained earnings	2,270.6	1,985.4
Accumulated other comprehensive income (loss)	9.2	(25.5)

	3,226.3	2,843.6
Treasury stock, at cost (66.4 and 64.4 shares)	(1,921.7)	(1,795.1)

Total stockholders’ equity	1,304.6	1,048.5

Total liabilities and stockholders’ equity	$3,914.6	$3,697.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In millions, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenue:
License	$216.1	$192.8	$557.1	$517.7
Maintenance	260.2	255.7	768.8	765.5
Professional services	31.8	39.9	94.0	109.4

Total revenue	508.1	488.4	1,419.9	1,392.6

Operating expenses:
Cost of license revenue	28.7	28.8	83.3	85.9
Cost of maintenance revenue	40.8	37.2	114.8	124.3
Cost of professional services revenue	34.9	37.2	99.9	108.7
Selling and marketing expenses	147.6	130.7	404.1	407.8
Research and development expenses	47.8	52.0	143.2	167.5
General and administrative expenses	51.4	49.3	157.2	151.0
In-process research and development	—	—	—	50.3
Amortization of intangible assets	8.3	8.5	24.3	25.7
Severance, exit costs and related charges	1.0	16.0	2.5	23.9

Total operating expenses	360.5	359.7	1,029.3	1,145.1

Operating income	147.6	128.7	390.6	247.5

Other income (loss), net:
Interest and other income, net	3.8	5.8	9.1	25.3
Interest expense	(5.1)	(5.8)	(15.9)	(13.7)
Gain (loss) on investments	0.4	(9.0)	3.0	(9.3)

Total other income (loss), net	(0.9)	(9.0)	(3.8)	2.3

Earnings before income taxes	146.7	119.7	386.8	249.8
Provision for income taxes	36.0	35.9	99.5	95.0

Net earnings	$110.7	$83.8	$287.3	$154.8

Basic earnings per share	$0.60	$0.45	$1.56	$0.82

Diluted earnings per share	$0.59	$0.44	$1.53	$0.81

Shares used in computing basic earnings per share	182.8	186.0	183.5	188.0

Shares used in computing diluted earnings per share	186.5	188.3	187.1	191.3

Comprehensive income:
Net earnings	$110.7	$83.8	$287.3	$154.8
Net changes in accumulated comprehensive income (loss):
Foreign currency translation adjustment	(3.6)	(18.9)	31.4	(33.8)
Unrealized gain (loss) on available-for-sale securities	1.5	(4.1)	3.3	(7.1)

Comprehensive income	$108.6	$60.8	$322.0	$113.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$287.3	$154.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
In-process research and development	—	50.3
Depreciation and amortization	129.3	135.5
Share-based compensation expense	65.1	62.2
Other	(2.9)	9.3
Changes in operating assets and liabilities, net of acquisitions:
Trade finance receivables	(52.0)	(16.0)
Accrued liabilities	(5.6)	13.6
Deferred revenue	(65.5)	(56.3)
Other operating assets and liabilities	(23.8)	28.0

Net cash provided by operating activities	331.9	381.4

Cash flows from investing activities:
Proceeds from maturities / sales of investments	256.2	134.9
Purchases of investments	(283.0)	(130.6)
Cash paid for acquisitions, net of cash acquired, and other investments	(92.3)	(783.7)
Capitalization of software development costs	(63.3)	(49.8)
Purchases of property and equipment	(17.9)	(20.8)
Other investing activities	—	6.5

Net cash used in investing activities	(200.3)	(843.5)

Cash flows from financing activities:
Treasury stock acquired	(200.0)	(280.0)
Repurchases of stock to satisfy employee tax withholding obligations	(8.4)	(16.2)
Proceeds from stock options exercised and other	67.8	75.3
Excess tax benefit from share-based compensation	9.7	21.8
Repayments of borrowings and capital lease obligations	(13.1)	(12.1)
Proceeds from borrowings, net of issuance costs	42.0	295.6

Net cash provided by (used in) financing activities	(102.0)	84.4

Effect of exchange rate changes on cash and cash equivalents	26.6	(39.1)

Net change in cash and cash equivalents	56.2	(416.8)
Cash and cash equivalents, beginning of period	1,023.3	1,288.3

Cash and cash equivalents, end of period	$1,079.5	$871.5

Supplemental disclosure of cash flow information:
Cash paid for interest	$22.7	$11.4
Cash paid for income taxes, net of amounts refunded	$66.8	$40.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BMC Software, Inc. and its subsidiaries (collectively, we, us, our or BMC). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements reflect all normal recurring adjustments necessary to fairly present our financial position and results of operations as of and for the periods presented herein. We have evaluated subsequent events through January 28, 2010, the date the financial statements were issued. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

Recently Adopted Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (FASB) released the final version of its new “Accounting Standards Codification” (Codification) as the single authoritative source for GAAP. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized, combining all authoritative standards into a comprehensive, topically organized database. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Codification is effective for interim and annual periods ending on or after September 15, 2009. We adopted the Codification in our interim financial statements for the second quarter of fiscal 2010, which had no impact on our financial position, results of operations or cash flows.

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

In September 2006, the FASB issued a new accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of this standard to April 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We adopted the new standard relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on April 1, 2008, and on April 1, 2009 with regard to non-financial assets and non-financial liabilities. The adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows.

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

During the nine months ended December 31, 2009, we completed the acquisitions of MQSoftware, Inc., a leading provider of middleware and enterprise application transaction management software, Tideway Systems Limited, a leading provider of IT discovery solutions, and Phurnace Software, Inc., a leading developer of software that automates the deployment and configuration of business-critical Java EE applications, for combined purchase consideration of $94.3 million. The purchase consideration was allocated to acquired assets and liabilities under the current accounting requirements for business combinations adopted April 1, 2009, consisting primarily of approximately $36.3 million of acquired technology and $9.4 million of customer relationships, with weighted average economic lives of approximately three years, in addition to other tangible assets and liabilities. These acquisitions resulted in a preliminary allocation of $67.0 million to goodwill, of which $18.5 million was assigned to the Mainframe Service Management segment and $48.5 million was assigned to the Enterprise Service Management segment. We are in the process of finalizing our assessment of the fair value of certain acquired assets and assumed liabilities, principally related to tax loss carryforwards and other deferred tax attributes, and will adjust the purchase price allocations when finalized.

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

The fair values of our financial instruments were determined using the following input levels and valuation techniques:

December 31, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In millions)
Assets
Cash equivalents
Money-market funds	$625.0	$625.0	$—	$—	A
U.S. Treasury securities	133.0	133.0	—	—	A
Certificates of deposit	63.5	63.5	—	—	A
Short-term and long-term investments
U.S. Treasury securities	59.1	59.1	—	—	A
Auction rate securities	61.4	—	—	61.4	B
Certificates of deposit	53.1	53.1	—	—	A
Mutual funds and other	16.7	16.7	—	—	A
Foreign currency exchange derivatives	3.9	—	3.9	—	A
Auction rate securities put option	1.0	—	—	1.0	B

Total	$1,016.7	$950.4	$3.9	$62.4

Liabilities
Foreign currency exchange derivatives	$(0.2)	$—	$(0.2)	$—	A

Total	$(0.2)	$—	$(0.2)	$—

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

The following table summarizes the activity in Level 3 financial instruments:

	Quarter Ended December 31, 2009			Nine Months Ended December 31, 2009
	Auction Rate Securities	Put Option	Total	Auction Rate Securities	Put Option	Total
	(In millions)
Balance at the beginning of period	$60.9	$1.9	$62.8	$60.0	$2.0	$62.0
Redemption of auction rate securities	(2.6)	—	(2.6)	(4.4)	—	(4.4)
Change in unrealized gain (loss) included in interest and other income, net	0.9	(0.9)	—	1.0	(1.0)	—
Change in unrealized gain (loss) included in other comprehensive income	2.2	—	2.2	4.8	—	4.8

Balance at the end of period	$61.4	$1.0	$62.4	$61.4	$1.0	$62.4

Investments

Our cash, cash equivalents and investments were comprised of the following at December 31, 2009 and March 31, 2009:

	December 31, 2009			March 31, 2009
	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
	(In millions)
Measured at fair value:
Available-for-sale
U.S. Treasury securities	$133.0	$—	$—	$276.2	$—	$—
Certificates of deposit	63.5	53.1	—	24.9	38.6	—
U.S. Treasury bills	—	59.1	—	—	35.0	—
Auction rate securities	—	—	45.6	—	—	44.3

Trading
Mutual funds and others	—	—	16.7	—	—	12.3
Auction rate securities	—	15.8	—	—	—	15.7

Total debt and equity investments measured at fair value	196.5	128.0	62.3	301.1	73.6	72.3

Other measurement basis:
Cash on hand	258.0	—	—	227.3	—	—
Money-market funds	625.0	—	—	494.9	—	—

Total investments	$1,079.5	$128.0	$62.3	$1,023.3	$73.6	$72.3

Amounts included in accumulated other comprehensive income from available-for-sale securities (pre-tax):
Unrealized losses *	$—	$—	$5.4	$—	$—	$10.2

*	The unrealized losses on available-for-sale securities at December 31, 2009 and March 31, 2009 relate to the auction rate securities.

The following summarizes the contractual underlying maturities of our available-for-sale investments in debt securities at December 31, 2009:

	Cost	Fair Value
	(In millions)
Due in one year or less	$308.7	$308.7
Due after ten years	51.0	45.6

	$359.7	$354.3

At December 31, 2009, we held auction rate securities with a par value of $67.8 million, of which securities with a par value of $51.0 million were classified as available-for-sale and a par value of $16.8 million were classified as trading. The total estimated fair value of our auction rate securities was $61.4 million and $60.0 million at December 31, 2009 and March 31, 2009, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. Substantially all of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail through January 2010, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities and the put option discussed below using internally developed models of the expected cash flows of the securities which incorporated assumptions about the expected cash flows of the underlying student loans and discounts to reflect a lack of liquidity in the market for these securities.

In November 2008, we entered into a put agreement with a bank from which we have acquired certain auction rate securities with a remaining par value of $16.8 million and an estimated fair value of $15.8 million at December 31, 2009. Under the terms of the agreement, we have the ability to put these auction rate securities to the bank at par value at any time during the period beginning June 30, 2010 and ending June 30, 2012. The bank also has the right to repurchase these auction rate securities at par value on or before June 30, 2010. These auction rate securities have been classified as trading securities and, accordingly, any changes in the fair value of these securities are recognized in earnings. In addition, we have elected the option under GAAP to record the put option at fair value. The fair value adjustments to these auction rate securities and the related put option resulted in minimal net impact to the consolidated statements of operations for the quarter and nine months ended December 31, 2009.

The unrealized loss on our available-for-sale auction rate securities, which have a fair value of $45.6 million at December 31, 2009, was $5.4 million at December 31, 2009 and was recorded in accumulated other comprehensive income (loss) as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and the likelihood we would be required to sell the investments before recovery in market value or maturity. These available-for-sale auction rate securities have been in an unrealized loss position for greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities are classified as long-term investments at December 31, 2009 and March 31, 2009.

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

The fair value of our outstanding foreign currency forward contracts that closed in a gain position at December 31, 2009 was $3.9 million and was recorded as other current assets in our condensed consolidated balance sheet. The fair value of our outstanding foreign currency forward contracts that closed in a loss position at December 31, 2009 was $0.2 million and was recorded as trade accounts payable in our condensed consolidated balance sheet. The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding on December 31, 2009 and March 31, 2009 were:

	Notional Amount
	December 31, 2009	March 31, 2009
	(In millions)
Foreign Currency Forward Contracts (Receive U.S. dollar/pay foreign currency)
Euro	$145.4	$132.8
Brazilian real	11.8	3.6
Australian dollar	11.5	3.8
Chinese yuan renminbi	9.9	8.0
South Korean won	6.9	9.4
Swiss franc	5.1	4.5
New Zealand dollar	4.1	2.5
British pound	—	29.4
Other	12.0	19.5

Total	$206.7	$213.5

Foreign Currency Forward Contracts (Pay U.S. dollar/receive foreign currency)
Israeli shekel	$58.6	$—
British pound	12.9	—
Indian rupee	8.0	24.3
Mexican peso	3.2	11.5
Other	3.9	1.7

Total	$86.6	$37.5

The effect of the foreign currency forward contracts for the quarter and nine months ended December 31, 2009 was a loss of $0.5 million and $21.0 million, respectively, which, after including gains and losses on our foreign currency exposure, resulted in $0.6 million and $2.7 million, respectively, of net expense recorded in interest and other income, net. The effect of the foreign currency forward contracts for the quarter and nine months ended December 31, 2008 was a gain of $7.3 million and $21.3 million, respectively, which was more than offset by losses on our foreign currency exposure, resulting in $1.4 million and $2.2 million, respectively, of net expense recorded in interest and other income, net.

We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.

Other Financial Instruments

The fair value of the senior unsecured notes due 2018 at December 31, 2009 and March 31, 2009, based on market prices, was $329.2 million and $275.1 million, respectively.

The carrying values of all other financial instruments, consisting of cash and cash equivalents, non-marketable securities and receivables, approximate their respective fair values.

(4) Long-Term Borrowings

Long-term borrowings consist of the following:

	December 31, 2009	March 31, 2009
	(In millions)
Senior unsecured notes due 2018 (net of $1.5 million and $1.6 million of unamortized discount at December 31, 2009 and March 31, 2009, respectively)	$298.5	$298.4
Capital leases and other obligations	60.6	23.1

Total	359.1	321.5
Less current maturities of capital leases and other obligations (included in accrued liabilities)	18.2	7.9

Long-term borrowings	$340.9	$313.6

At December 31, 2009, we were in compliance with all debt covenants.

(5) Income Taxes

Income tax expense was $36.0 million and $35.9 million for the quarters ended December 31, 2009 and 2008, respectively, resulting in effective tax rates of 24.5% and 30.0%, respectively. Income tax expense was $99.5 million and $95.0 million for the nine months ended December 31, 2009 and 2008, respectively, resulting in effective tax rates of 25.7% and 38.0%, respectively. The effective tax rate is impacted primarily by the worldwide mix of estimated consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, additional accruals and changes in estimates related to our uncertain tax positions, benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion and the non-deductible expense from the write-off of IPR&D assets associated with certain acquisitions. The higher effective tax rate for the nine months ended December 31, 2008 was attributable primarily to the non-deductible expense from the write-off of IPR&D assets in connection with our acquisition of BladeLogic, Inc.

We file a federal income tax return in the United States as well as income tax returns in various local, state and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (IRS) through the tax year ended March 31, 2003. During fiscal 2009, we filed a petition with the United States Tax Court in response to a Notice of

Deficiency received from the IRS for the tax years ended March 31, 2004 and 2005 and during the quarter ended June 30, 2009 the United States Tax Court scheduled a trial date for later in the current fiscal year. During the quarter ended September 30, 2009, we jointly filed a motion for continuance with the IRS to the tax court which was granted. During the quarter ended December 31, 2009, the United States Tax Court scheduled a trial date in early next fiscal year. We have had settlement discussions with the IRS on certain issues and believe it is reasonably possible that discussions on these issues will be concluded in the next twelve months; however, the ultimate outcome of these discussions cannot be reasonably estimated at this time. During fiscal 2009, the IRS completed its examination of our United States federal income tax returns for the tax years ended March 31, 2006 and 2007 and issued a Revenue Agent Report (RAR) thereon. We have filed a protest letter contesting certain adjustments included in the RAR and began settlement discussions with the IRS Office of Appeals during the quarter ended December 31, 2009. The IRS has initiated an examination of our federal income tax return for the tax year ended March 31, 2008. In addition, certain tax years related to state, local and foreign jurisdictions remain subject to examination. To provide for potential tax exposures, we maintain a liability for unrecognized tax benefits which we believe is adequate.

(6) Share-Based Compensation

During the nine months ended December 31, 2009, we granted share-based awards to our executive officers and non-executive employees consisting of 0.2 million options to purchase our common stock and 2.8 million shares of time-based nonvested stock units. The time-based nonvested stock units vest in annual increments over three years.

At December 31, 2009, we have approximately $221.1 million of total unrecognized share-based compensation expense related to stock options, nonvested stock and nonvested stock units that is expected to be recognized as expense over a weighted-average period of 2 years.

Share-based compensation expense as recorded in our condensed consolidated statements of operations is summarized as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In millions)
Cost of license revenue	$0.7	$0.4	$1.7	$1.1
Cost of maintenance revenue	1.7	1.9	5.8	7.0
Cost of professional services revenue	1.0	0.9	2.8	2.4
Selling and marketing expenses	8.1	6.6	23.2	21.9
Research and development expenses	3.1	3.0	7.7	9.8
General and administrative expenses	8.0	6.1	23.9	20.0

Total share-based compensation expense	$22.6	$18.9	$65.1	$62.2

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

The following table summarizes the basic and diluted EPS computations for the quarters and nine months ended December 31, 2009 and 2008:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In millions, except per share data)
Basic earnings per share:
Net earnings	$110.7	$83.8	$287.3	$154.8
Less earnings allocated to participating securities	(0.2)	(0.3)	(0.6)	(0.8)

Net earnings allocated to common shares	$110.5	$83.5	$286.7	$154.0

Weighted average number of common shares outstanding	182.8	186.0	183.5	188.0

Basic earnings per share	$0.60	$0.45	$1.56	$0.82

	Quarter Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In millions, except per share data)
Diluted earnings per share:
Net earnings	$110.7	$83.8	$287.3	$154.8
Less earnings allocated to participating securities	(0.2)	(0.3)	(0.6)	(0.8)

Net earnings allocated to common shares	$110.5	$83.5	$286.7	$154.0

Weighted average number of common shares outstanding	182.8	186.0	183.5	188.0
Incremental shares from assumed conversions of stock options and other	3.7	2.3	3.6	3.3

Adjusted weighted average number of common shares outstanding	186.5	188.3	187.1	191.3

Diluted earnings per share	$0.59	$0.44	$1.53	$0.81

For the quarters ended December 31, 2009 and 2008, 4.9 million and 12.0 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS, as they were anti-dilutive. For the nine months ended December 31, 2009 and 2008, 5.8 million and 9.6 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS, as they were anti-dilutive.

Treasury Stock

Our Board of Directors had previously authorized a total of $3.0 billion to repurchase common stock. During the quarter and nine months ended December 31, 2009, we purchased 2.0 million and 5.6 million shares, respectively, for $75.0 million and $200.0 million, respectively, under these authorizations. At December 31, 2009, approximately $144.8 million remains authorized in the stock repurchase program, which does not have an expiration date. In addition, during the nine months ended December 31, 2009, we repurchased 0.2 million shares for $8.4 million to satisfy employee tax withholding obligations upon the lapse of restrictions on nonvested stock grants.

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

We previously disclosed a lawsuit filed against us by Data Detection Systems, LLC in the United States District Court for the Southern District of Texas, Houston Division. On December 17, 2009, we entered into a Non-Exclusive Patent License and Settlement Agreement with Data Detection Systems, LLC which grants us a perpetual license to the asserted patent, settles all outstanding claims among the parties and releases us and our customers from any and all claims or liability for infringement or alleged infringement of the asserted patent.

In November 2009, a lawsuit was filed against a number of software companies, including us, by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint seeks monetary damages in unspecified amounts and permanent injunction based upon claims for alleged patent infringement. We intend to vigorously defend this matter. However, we cannot predict the timing and ultimate outcome of this matter.

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

The table below summarizes segment performance for the quarters and nine months ended December 31, 2009 and 2008. The prior year information has been reclassified to conform to our current segment reporting methodology.

	Enterprise	Mainframe
	Service	Service
	Management	Management	Consolidated
Quarter Ended December 31, 2009		(In millions)
Revenue:
License	$136.5	$79.6	$216.1
Maintenance	140.5	119.7	260.2
Professional services	31.8	—	31.8

Total revenue	308.8	199.3	508.1
Direct and allocated indirect segment operating expenses	232.0	85.3	317.3

Segment operating income	76.8	114.0	190.8

Unallocated operating expenses			(43.2)
Other loss, net			(0.9)

Earnings before income taxes			$146.7

	Enterprise	Mainframe
	Service	Service
	Management	Management	Consolidated
Quarter Ended December 31, 2008		(In millions)
Revenue:
License	$126.7	$66.1	$192.8
Maintenance	139.0	116.7	255.7
Professional services	39.9	—	39.9

Total revenue	305.6	182.8	488.4
Direct and allocated indirect segment operating expenses	224.8	80.2	305.0

Segment operating income	80.8	102.6	183.4

Unallocated operating expenses			(54.7)
Other loss, net			(9.0)

Earnings before income taxes			$119.7

,	Enterprise	Mainframe
	Service	Service
	Management	Management	Consolidated
Nine Months Ended December 31, 2009		(In millions)
Revenue:
License	$338.6	$218.5	$557.1
Maintenance	413.7	355.1	768.8
Professional services	94.0	—	94.0

Total revenue	846.3	573.6	1,419.9
Direct and allocated indirect segment operating expenses	656.9	249.2	906.1

Segment operating income	189.4	324.4	513.8

Unallocated operating expenses			(123.2)
Other loss, net			(3.8)

Earnings before income taxes			$386.8

	Enterprise	Mainframe
	Service	Service
	Management	Management	Consolidated
Nine Months Ended December 31, 2008		(In millions)
Revenue:
License	$320.5	$197.2	$517.7
Maintenance	412.3	353.2	765.5
Professional services	109.4	—	109.4

Total revenue	842.2	550.4	1,392.6
Direct and allocated indirect segment operating expenses	706.5	243.2	949.7

Segment operating income	135.7	307.2	442.9

Unallocated operating expenses			(195.4)
Other income, net			2.3

Earnings before income taxes			$249.8

(10) Severance, Exit Costs and Related Charges

We have undertaken various restructuring and process improvement initiatives in recent years through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. Additionally, we undertook general workforce reductions in the latter half of fiscal 2009 and during fiscal 2010, principally as a result of macroeconomic conditions. Related to these collective actions, we recorded charges of $1.0 million and $2.5 million during the quarter and nine months ended December 31, 2009, respectively, and $16.0 million and $23.9 million during the quarter and nine months ended December 31, 2008, respectively. These expenses were attributable primarily to identified workforce reductions and associated cash separation packages.

Activity related to the above initiatives during the nine months ended December 31, 2009 is summarized as follows:

	Balance at March 31, 2009	Charged to Expense	Adjustments to Estimates	Foreign Exchange Adjustments	Accretion	Cash Payments, Net of Sublease Income	Balance at December 31, 2009
	(In millions)
Process and realignment initiatives:
Severance and related costs	$1.2	$0.1	$(0.6)	$—	$—	$(0.3)	$0.4
Facilities costs	7.7	0.6	(0.4)	(0.1)	0.1	(5.9)	2.0

	8.9	0.7	(1.0)	(0.1)	0.1	(6.2)	2.4

General workforce reduction:
Severance and related costs	7.6	4.5	(1.7)	0.3	—	(9.3)	1.4

Total accrued	$16.5	$5.2	$(2.7)	$0.2	$0.1	$(15.5)	$3.8

The accruals for severance and related costs at December 31, 2009 represent the amounts to be paid to employees that have been terminated or identified for termination as a result of the initiatives described above. These amounts are expected to be paid during fiscal 2011. We continue to review the impact of these actions and will determine if, based on future operating results, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.

The accruals for facilities costs at December 31, 2009 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates or lease modification dates of those facilities, net of projected sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2015. Projected sublease income is based on management’s estimates, which are subject to change. We may incur additional facilities charges subsequent to December 31, 2009 as a result of the initiatives described above.

(11) New Accounting Pronouncements Not Yet Adopted

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

Overview

Our third quarter fiscal 2010 financial performance in terms of revenue, expense management, operating income, earnings per share and operating cash flows was strong. Additionally, the contract value of new transactions that we closed and recorded during the third quarter, which we refer to as bookings, showed both sequential and year over year growth in each of our Enterprise Service Management (ESM) and Mainframe Service Management (MSM) businesses. Within ESM, our performance was positively impacted by a year over year increase in large platform-oriented transactions, the majority of which included multiple product disciplines, as well as an increase in medium-sized transactions between $0.5 million and $1.0 million in bookings. Within MSM, our performance was benefited by a strong renewal cycle, in which we grew the annual spend in many of our large transactions, as well as an increase in our installed customer base. Overall, we believe that our financial performance continues to demonstrate that our solutions provide tangible value to our customers in both good and difficult economic times.

We also continue to invest internally and externally to enhance our technology leadership, notably in the areas of cloud computing, virtualization and software-as-a-service (SaaS). Select recent initiatives include:

•

During the third quarter we released various significant new product enhancements in each of our businesses, including our next generation assurance solutions in our ESM business and new MSM solutions to support IBM’s IMS V11 high-performance application and data server;

•	In the third quarter we announced a strategic alliance with Salesforce.com to deliver BMC Service Desk Express on the Force.com platform;

•	In the third quarter we completed two strategic acquisitions in our ESM business for total purchase consideration of $68.1 million; and

•	More recently, in January 2010, we announced BMC Remedy IT Service Management (ITSM) On Demand, a new offering for our market-leading BMC Remedy ITSM solution via a SaaS delivery model.

It is important for our investors to understand that a significant portion of our operating expenses is fixed in the short-term and we plan a portion of our expense run-rate based on our expectations of future revenue. In addition, a significant amount of our license transactions is completed during the final weeks and days of each quarter and, therefore, we generally do not know whether revenue has met our expectations until after the end of the quarter. If a shortfall in revenue were to occur in any given quarter, there would be an immediate, and possibly significant, impact to our overall earnings and, most likely, our stock price.

        Because our software solutions are designed for and marketed to companies looking to improve the management of their IT infrastructure and processes, demand for our products, and therefore our financial results, are dependent upon corporations continuing to value such solutions and to invest in such technology. There are a number of trends that have historically influenced demand for IT management software, including, among others, business demands placed on IT, computing capacity within IT departments, complexity of IT systems and IT operational costs. Our financial results are also influenced by many economic and industry conditions, including, but not limited to, general economic and market conditions in the United States and other economies in which we market products, changes in foreign currency exchange rates, corporate spending generally, IT budgets, the competitiveness of the IT management software industry, the adoption rate for Business Service Management (BSM) and the stability of the mainframe market.

Results of Operations and Financial Condition

The following table sets forth, for the periods indicated, the percentages that selected items in the condensed consolidated statements of operations and comprehensive income represent of total revenue. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenue
	Quarter Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenue:
License	42.5%	39.5%	39.2%	37.2%
Maintenance	51.2%	52.4%	54.1%	55.0%
Professional services	6.3%	8.2%	6.6%	7.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenue	5.6%	5.9%	5.9%	6.2%
Cost of maintenance revenue	8.0%	7.6%	8.1%	8.9%
Cost of professional services revenue	6.9%	7.6%	7.0%	7.8%
Selling and marketing expenses	29.0%	26.8%	28.5%	29.3%
Research and development expenses	9.4%	10.6%	10.1%	12.0%
General and administrative expenses	10.1%	10.1%	11.1%	10.8%
In-process research and development	—	—	—	3.6%
Amortization of intangible assets	1.6%	1.7%	1.7%	1.8%
Severance, exit costs and related charges	0.2%	3.3%	0.2%	1.7%
Total operating expenses	71.0%	73.6%	72.5%	82.2%
Operating income	29.0%	26.4%	27.5%	17.8%
Other income (loss), net	(0.2)%	(1.8)%	(0.3)%	0.2%
Earnings before income taxes	28.9%	24.5%	27.2%	17.9%
Provision for income taxes	7.1%	7.4%	7.0%	6.8%
Net earnings	21.8%	17.2%	20.2%	11.1%

Revenue

The following table provides information regarding software license and software maintenance revenue for the quarters and nine months ended December 31, 2009 and 2008:

Software License Revenue	Quarter Ended December 31,			Nine Months Ended December 31,
	2009	2008	% Change	2009	2008	% Change
	(In millions)			(In millions)
Enterprise Service Management	$136.5	$126.7	7.7%	$338.6	$320.5	5.6%
Mainframe Service Management	79.6	66.1	20.4%	218.5	197.2	10.8%

Total software license revenue	$216.1	$192.8	12.1%	$557.1	$517.7	7.6%

Software Maintenance Revenue	Quarter Ended December 31,			Nine Months Ended December 31,
	2009	2008	% Change	2009	2008	% Change
	(In millions)			(In millions)
Enterprise Service Management	$140.5	$139.0	1.1%	$413.7	$412.3	0.3%
Mainframe Service Management	119.7	116.7	2.6%	355.1	353.2	0.5%

Total software maintenance revenue	$260.2	$255.7	1.8%	$768.8	$765.5	0.4%

Total Software Revenue	Quarter Ended December 31,			Nine Months Ended December 31,
	2009	2008	% Change	2009	2008	% Change
	(In millions)			(In millions)
Enterprise Service Management	$277.0	$265.7	4.3%	$752.3	$732.8	2.7%
Mainframe Service Management	199.3	182.8	9.0%	573.6	550.4	4.2%

Total software revenue	$476.3	$448.5	6.2%	$1,325.9	$1,283.2	3.3%

Software License Revenue

License revenue for the quarter ended December 31, 2009 was $216.1 million, an increase of $23.3 million, or 12.1%, over the prior year quarter. This increase was attributable to license revenue increases in both our MSM and ESM segments, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $22.3 million for the quarter ended December 31, 2009 as compared to the prior year quarter. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront decreased to 45% for the current quarter from 51% for the prior year quarter. During the quarter ended December 31, 2009, we closed 39 transactions with license values over $1 million, with a total license value of $125.5 million, compared with 41 transactions with license values over $1 million, with a total license value of $100.9 million, in the prior year quarter.

License revenue for the nine months ended December 31, 2009 was $557.1 million, an increase of $39.4 million, or 7.6%, over the prior year period. This increase was attributable to license revenue increases in both our MSM and ESM segments, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $55.5 million for the nine months ended December 31, 2009 as compared to the prior year period. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront declined slightly to 50% for the nine months ended December 31, 2009 as compared to 51% in the prior year period. During the nine months ended December 31, 2009, we closed 89 transactions with license values over $1 million, with a total license value of $249.3 million, compared with 91 transactions with license values over $1 million, with a total license value of $256.3 million, in the prior year period.

ESM license revenue represented $136.5 million, or 63.2%, and $338.6 million, or 60.8%, of our total license revenue for the quarter and nine months ended December 31, 2009, respectively, and $126.7 million, or 65.7%, and $320.5 million, or 61.9%, of our total license revenue for the quarter and nine months ended December 31, 2008, respectively. ESM license revenue for the quarter ended December 31, 2009 increased by $9.8 million, or 7.7%, over the prior year quarter, due to a current period increase in the recognition of previously deferred license revenue, partially offset by a decrease in the amount of upfront license revenue recognized in connection with new transactions. The decrease in upfront license revenue recognized was attributable to a lower percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms, partially offset by an increase in license transaction bookings. ESM license revenue for the nine months ended December 31, 2009 increased by $18.1 million, or 5.6%, over the prior year period, due to a current year increase in the recognition of previously deferred license revenue, partially offset by a decrease in the amount of upfront license revenue recognized in connection with new transactions. The current year decrease in upfront license revenue recognized was attributable to a decrease in license transaction bookings and the percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms declined slightly.

MSM license revenue represented $79.6 million, or 36.8%, and $218.5 million, or 39.2%, of our total license revenue for the quarter and nine months ended December 31, 2009, respectively, and $66.1 million, or 34.3%, and $197.2 million, or 38.1%, of our total license revenue for the quarter and nine months ended December 31, 2008, respectively. MSM license revenue for the quarter ended December 31, 2009 increased by $13.5 million, or 20.4%, over the prior year quarter, due to a current period increase in the recognition of previously deferred license revenue and an increase in the amount of upfront license revenue recognized in connection with new transactions. The increase in upfront license revenue recognized was attributable to an increase in license transaction bookings, partially offset by a slightly lower percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms. MSM license revenue for the nine months ended December 31, 2009 increased by $21.3 million, or 10.8%, over the prior year period, due to a current year increase in the recognition of previously deferred license revenue and an increase in the amount of upfront license revenue recognized in connection with new transactions. The current year increase in upfront license revenue recognized was attributable to a higher percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms and an increase in license transaction bookings.

Deferred License Revenue

For the quarters and nine months ended December 31, 2009 and 2008, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In millions)
Deferred license revenue balance at beginning of period	$556.2	$565.7	$610.9	$555.4
Deferrals of license revenue	137.3	102.6	265.0	267.7
Recognition from deferred license revenue	(105.4)	(83.1)	(292.0)	(236.5)
Impact of foreign currency exchange rate changes	0.1	(1.2)	4.3	(2.6)

Deferred license revenue balance at end of period	$588.2	$584.0	$588.2	$584.0

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

Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable, and our total license revenue to be recognized each quarter becomes more predictable as a larger percentage of that revenue comes from the deferred license revenue balance. At December 31, 2009, the deferred license revenue balance was $588.2 million. As additional license revenue is deferred in future periods, the amounts to be recognized in future periods will increase. Estimated deferred license revenue that we expect to recognize in future periods as of December 31, 2009 is (in millions):

Remainder of fiscal 2010	$97.3
Fiscal 2011	258.5
Fiscal 2012 and thereafter	232.4

Software Maintenance Revenue

Maintenance revenue for the quarter ended December 31, 2009 was $260.2 million, an increase of $4.5 million, or 1.8%, over the prior year quarter. Maintenance revenue for the nine months ended December 31, 2009 was $768.8 million, an increase of $3.3 million, or 0.4%, over the prior year period. These period over period increases were attributable to increases in ESM and MSM maintenance revenue for the quarter ended December 31, 2009, as discussed below.

ESM maintenance revenue represented $140.5 million, or 54.0%, and $413.7 million, or 53.8%, of our total maintenance revenue for the quarter and nine months ended December 31, 2009, respectively, and $139.0 million, or 54.4%, and $412.3 million, or 53.9%, of our total maintenance revenue for the quarter and nine months ended December 31, 2008, respectively. ESM maintenance revenue for the quarter ended December 31, 2009 increased by $1.5 million, or 1.1%, over the prior year quarter. ESM maintenance revenue for the nine months ended December 31, 2009 increased by $1.4 million, or 0.3%, over the prior year period.

MSM maintenance revenue represented $119.7 million, or 46.0%, and $355.1 million, or 46.2%, of our total maintenance revenue for the quarter and nine months ended December 31, 2009, respectively, and $116.7 million, or 45.6% and $353.2 million, or 46.1%, of our total maintenance revenue for the quarter and nine months ended December 31, 2008, respectively. MSM maintenance revenue for the quarter ended December 31, 2009 increased by $3.0 million, or 2.6%, over the prior year quarter. MSM maintenance revenue for the nine months ended December 31, 2009 increased by $1.9 million, or 0.5%, over the prior year period.

Deferred Maintenance Revenue

At December 31, 2009, the deferred maintenance revenue balance was $1,123.7 million. As new customers are added and/or current contracts are renewed and additional maintenance revenue is deferred in future periods, the amounts to be recognized in future periods will increase. Estimated deferred maintenance revenue that we expect to recognize in future periods at December 31, 2009 is (in millions):

Remainder of fiscal 2010	$193.6
Fiscal 2011	492.9
Fiscal 2012 and thereafter	437.2

Domestic vs. International Revenue

	Quarter Ended December 31,			Nine Months Ended December 31,
	2009	2008	% Change	2009	2008	% Change
	(In millions)			(In millions)
License:
Domestic	$117.5	$86.8	35.4%	$294.2	$257.8	14.1%
International	98.6	106.0	(7.0)%	262.9	259.9	1.2%

Total license revenue	$216.1	$192.8	12.1%	$557.1	$517.7	7.6%

Maintenance:
Domestic	$141.6	$138.4	2.3%	$420.6	$414.3	1.5%
International	118.6	117.3	1.1%	348.2	351.2	(0.9)%

Total maintenance revenue	$260.2	$255.7	1.8%	$768.8	$765.5	0.4%

Professional services:
Domestic	$14.1	$17.1	(17.5)%	$44.2	$46.9	(5.8)%
International	17.7	22.8	(22.4)%	49.8	62.5	(20.3)%

Total professional services revenue	$31.8	$39.9	(20.3)%	$94.0	$109.4	(14.1)%

Total domestic revenue	$273.2	$242.3	12.8%	$759.0	$719.0	5.6%
Total international revenue	234.9	246.1	(4.6)%	660.9	673.6	(1.9)%

Total revenue	$508.1	$488.4	4.0%	$1,419.9	$1,392.6	2.0%

We estimate that the effect of foreign currency exchange rate fluctuations on our international revenue resulted in an approximate $9.2 million increase in revenue for the quarter ended December 31, 2009, and $9.0 million reduction in revenue for the nine months ended December 31, 2009, compared to the prior year periods, on a constant currency basis.

Domestic License Revenue

Domestic license revenue represented $117.5 million, or 54.4%, and $294.2 million, or 52.8%, of our total license revenue for the quarter and nine months ended December 31, 2009, respectively, and $86.8 million, or 45.0%, and $257.8 million, or 49.8%, of our total license revenue for the quarter and nine months ended December 31, 2008, respectively.

Domestic license revenue for the quarter ended December 31, 2009 increased by $30.7 million, or 35.4%, over the prior year quarter, due to a $20.3 million increase in ESM license revenue and a $10.4 million increase in MSM license revenue.

Domestic license revenue for the nine months ended December 31, 2009 increased by $36.4 million, or 14.1%, over the prior year period, due to an $18.9 million increase in ESM license revenue and a $17.5 million increase in MSM license revenue.

International License Revenue

International license revenue represented $98.6 million, or 45.6%, and $262.9 million, or 47.2%, of our total license revenue for the quarter and nine months ended December 31, 2009, respectively, and $106.0 million, or 55.0%, and $259.9 million, or 50.2% of our total license revenue for the quarter and nine months ended December 31, 2008, respectively.

International license revenue for the quarter ended December 31, 2009 decreased by $7.4 million, or 7.0%, from the prior year quarter, due to a $10.5 million decrease in ESM license revenue, partially offset by a $3.1 million increase in MSM license revenue. The ESM license revenue decrease was attributable primarily to decreases of $12.1 million and $2.1 million in our Europe, Middle East and Africa (EMEA) and Latin America markets, respectively, partially offset by a $3.7 million net increase in our other international markets. The MSM license revenue increase was attributable to an increase of $3.6 million in our Latin America market, partially offset by a $0.5 million net decrease in our other international markets.

International license revenue for the nine months ended December 31, 2009 increased by $3.0 million, or 1.2%, over the prior year period, due to a $3.8 million increase in MSM license revenue, partially offset by a $0.8 million decrease in ESM license revenue. The MSM license revenue increase was attributable to a $5.6 million increase in our Latin America market, partially offset by a combined $1.8 million net decrease in our other international markets. The ESM license revenue decrease was attributable primarily to decreases of $6.5 million and $3.4 million in our EMEA and Latin America markets, respectively, partially offset by increases of $4.7 million and $4.4 million in our Asia Pacific and Canada markets, respectively.

Domestic Maintenance Revenue

Domestic maintenance revenue represented $141.6 million, or 54.4%, and $420.6 million, or 54.7%, of our total maintenance revenue for the quarter and nine months ended December 31, 2009, respectively, and $138.4 million, or 54.1%, and $414.3 million, or 54.1%, of our total maintenance revenue for the quarter and nine months ended December 31, 2008, respectively.

Domestic maintenance revenue for the quarter ended December 31, 2009 increased by $3.2 million, or 2.3%, over the prior year quarter, due to a $3.0 million increase in MSM maintenance revenue and a $0.2 million increase in ESM maintenance revenue.

Domestic maintenance revenue for the nine months ended December 31, 2009 increased by $6.3 million, or 1.5%, over the prior year period, due to a $5.1 million increase in MSM maintenance revenue and a $1.2 million increase in ESM maintenance revenue.

International Maintenance Revenue

International maintenance revenue represented $118.6 million, or 45.6%, and $348.2 million, or 45.3%, of our total maintenance revenue for the quarter and nine months ended December 31, 2009, respectively, and $117.3 million, or 45.9%, and $351.2 million, or 45.9%, of our total maintenance revenue for the quarter and nine months ended December 31, 2008, respectively.

International maintenance revenue for the quarter ended December 31, 2009 increased by $1.3 million, or 1.1%, over the prior year quarter, due to a $1.3 million increase in ESM maintenance revenue, while MSM maintenance revenue remained relatively flat. The ESM maintenance revenue increase was attributable to a $0.8 million increase in our Canada market and a $0.5 million net increase in our other international markets.

International maintenance revenue for the nine months ended December 31, 2009 decreased by $3.0 million, or 0.9%, from the prior year period, due to a $3.2 million decrease in MSM maintenance revenue, partially offset by a $0.2 million increase in ESM maintenance revenue. The MSM maintenance revenue decrease was attributable to a $5.3 million decrease in our EMEA market, partially offset by a $2.1 million net increase in our other international markets. The ESM maintenance revenue increase was attributable to a $1.9 million net increase in our Asia Pacific, Canada, and Latin America markets, mostly offset by a $1.7 million decrease in our EMEA market.

Professional Services Revenue

Professional services revenue for the quarter ended December 31, 2009 decreased by $8.1 million, or 20.3%, from the prior year quarter, which is reflective of a $5.1 million, or 22.4%, decrease in international professional services revenue and a $3.0 million, or 17.5%, decrease in domestic professional services revenue quarter over quarter. Professional services revenue for the nine months ended December 31, 2009 decreased by $15.4 million, or 14.1%, from the prior year period, which is reflective of a $12.7 million, or 20.3%, decrease in international professional services revenue, and a $2.7 million, or 5.8%, decrease in domestic professional services revenue period over period. These professional services revenue decreases are attributable to decreases in implementation, consulting and education services revenue period over period.

Operating Expenses

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
	2009	2008	% Change	2009	2008	% Change
	(In millions)			(In millions)
Cost of license revenue	$28.7	$28.8	(0.3)%	$83.3	$85.9	(3.0)%
Cost of maintenance revenue	40.8	37.2	9.7%	114.8	124.3	(7.6)%
Cost of professional services revenue	34.9	37.2	(6.2)%	99.9	108.7	(8.1)%
Selling and marketing expenses	147.6	130.7	12.9%	404.1	407.8	(0.9)%
Research and development expenses	47.8	52.0	(8.1)%	143.2	167.5	(14.5)%
General and administrative expenses	51.4	49.3	4.3%	157.2	151.0	4.1%
In-process research and development	—	—	—	—	50.3	(100.0)%
Amortization of intangible assets	8.3	8.5	(2.4)%	24.3	25.7	(5.4)%
Severance, exit costs and related charges	1.0	16.0	(93.8)%	2.5	23.9	(89.5)%

Total operating expenses	$360.5	$359.7	0.2%	$1,029.3	$1,145.1	(10.1)%

We estimate that the effect of foreign currency exchange rate fluctuations on our international operating expenses resulted in an approximate $10.7 million increase in operating expenses for the quarter ended December 31, 2009, and an approximate $13.8 million reduction in operating expenses for the nine months ended December 31, 2009, as compared to the prior year periods, on a constant currency basis.

Cost of License Revenue

Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For the quarter and nine months ended December 31, 2009, cost of license revenue was $28.7 million and $83.3 million, respectively, representing 5.6% and 5.9% of total revenue and 13.3% and 15.0% of license revenue, respectively. For the quarter and nine months ended December 31, 2008, cost of license revenue was $28.8 million and $85.9 million, respectively, representing 5.9% and 6.2% of total revenue and 14.9% and 16.6% of license revenue, respectively.

Cost of license revenue for the quarter ended December 31, 2009 decreased by $0.1 million, or 0.3%, from the prior year quarter, primarily due to the reduction in amortization of acquired technology in connection with earlier acquisitions, mostly offset by an increase in amortization of acquired technology in connection with fiscal 2010 acquisitions.

Cost of license revenue for the nine months ended December 31, 2009 decreased by $2.6 million, or 3.0%, from the prior year period, primarily due to the reduction in amortization of acquired technology in connection with earlier acquisitions, partially offset by an increase in amortization of acquired technology in connection with fiscal 2009 and fiscal 2010 acquisitions.

Cost of Maintenance Revenue

Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the quarter and nine months ended December 31, 2009, cost of maintenance revenue was $40.8 million and $114.8 million, respectively, representing 8.0% and 8.1% of total revenue and 15.7% and 14.9% of maintenance revenue, respectively. For the quarter and nine months ended December 31, 2008, cost of maintenance revenue was $37.2 million and $124.3 million, respectively, representing 7.6% and 8.9% of total revenue and 14.5% and 16.2% of maintenance revenue, respectively.

Cost of maintenance revenue for the quarter ended December 31, 2009 increased by $3.6 million, or 9.7%, over the prior year quarter. This increase was attributable primarily to a $3.1 million increase in personnel and related costs, including third party subcontracting fees, due principally to an increase in resources dedicated to maintenance projects.

Cost of maintenance revenue for the nine months ended December 31, 2009 decreased by $9.5 million, or 7.6%, from the prior year period. This decrease was attributable to a $5.6 million reduction in personnel and related costs, including third party subcontracting fees, due principally to a decrease in resources dedicated to maintenance projects and a period over period decrease in customer support headcount, a $1.2 million decrease in share-based compensation expense and a net $2.7 million decrease in other expenses.

Cost of Professional Services Revenue

Cost of professional services revenue consists primarily of salaries, related personnel costs and third-party fees associated with implementation, integration and education services that we provide to our customers and the related infrastructure to support this business. For the quarter and nine months ended December 31, 2009, cost of professional services revenue was $34.9 million and $99.9 million, respectively, representing 6.9% and 7.0% of total revenue and 109.7% and 106.3% of professional services revenue, respectively. For the quarter and nine months ended December 31, 2008, cost of professional services revenue was $37.2 million and $108.7 million, respectively, representing 7.6% and 7.8% of total revenue and 93.2% and 99.4% of professional services revenue, respectively.

Cost of professional services revenue for the quarter ended December 31, 2009 decreased by $2.3 million, or 6.2%, from the prior year quarter. This decrease was attributable primarily to a decrease in third party subcontracting fees.

Cost of professional services revenue for the nine months ended December 31, 2009 decreased by $8.8 million, or 8.1%, from the prior year period. This decrease was attributable to a $10.6 million decrease in third party subcontracting fees, partially offset by a net $1.8 million increase in other expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarter and nine months ended December 31, 2009, selling and marketing expenses were $147.6 million and $404.1 million, respectively, representing 29.0% and 28.5% of total revenue, respectively. For the quarter and nine months ended December 31, 2008, selling and marketing expenses were $130.7 million and $407.8 million, respectively, representing 26.8% and 29.3% of total revenue, respectively.

Selling and marketing expenses for the quarter ended December 31, 2009 increased by $16.9 million, or 12.9%, over the prior year quarter. This increase was attributable to a $16.5 million increase in sales personnel costs and related variable compensation expense and a $1.5 million increase in share-based compensation expense, partially offset by a net $1.1 million decrease in other expenses.

Selling and marketing expenses for the nine months ended December 31, 2009 decreased by $3.7 million, or 0.9%, from the prior year period. This decrease was attributable a $4.2 million decrease in marketing campaign expenditures, partially offset by a net $0.5 million increase in other expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries and personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For the quarter and nine months ended December 31, 2009, research and development expenses were $47.8 million and $143.2 million, respectively, representing 9.1% and 10.0% of total revenue, respectively. For the quarter and nine months ended December 31, 2008, research and development expenses were $52.0 million and $167.5 million, respectively, representing 10.6% and 12.0% of total revenue, respectively.

Research and development expenses for the quarter ended December 31, 2009 decreased by $4.2 million, or 8.1%, from the prior year quarter. This decrease was attributable to a $3.1 million decrease in personnel and related costs, including third party subcontracting fees, due to an increase in resources dedicated to maintenance projects, and a net $1.1 million decrease in other expenses.

Research and development expenses for the nine months ended December 31, 2009 decreased by $24.3 million, or 14.5%, from the prior year period. This decrease was attributable primarily to an $11.4 million increase in research and development costs allocated to software development projects that were capitalized, a $6.6 million decrease in research and development personnel and related costs, including third party subcontracting fees, and a $3.8 million decrease in facility cost allocations, both associated primarily with lower average headcount levels and a higher percentage of headcount in lower cost regions and a $2.1 million decrease in share-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. For the quarter and nine months ended December 31, 2009, general and administrative expenses were $51.4 million and $157.2 million, respectively, representing 10.1% and 11.1% of total revenue, respectively. For the quarter and nine months ended December 31, 2008, general and administrative expenses were $49.3 million and $151.0 million, respectively, representing 10.1% and 10.8% of total revenue, respectively.

General and administrative expenses for the quarter ended December 31, 2009 increased by $2.1 million, or 4.3%, over the prior year quarter. This increase was attributable primarily to a $1.9 million increase in share-based compensation expense.

General and administrative expenses for the nine months ended December 31, 2009 increased by $6.2 million, or 4.1%, over the prior year period. This increase was attributable primarily to a $3.9 million increase in share-based compensation expense and a $2.7 million increase in incentive compensation.

In-process Research and Development

The amounts allocated to in-process research and development (IPR&D) represent the estimated fair values, based on risk-adjusted cash flows and historical costs expended, related to acquired core research and development projects that were incomplete and had neither reached technological feasibility nor been determined to have an alternative future use pending achievement of technological feasibility as of the date of acquisition. During the nine months ended December 31, 2008, we expensed acquired IPR&D totaling $50.3 million in connection with our acquisition of BladeLogic, Inc. (BladeLogic). Beginning in fiscal 2010, under the new accounting guidance for business combinations, acquired IPR&D is no longer immediately expensed upon acquisition, and rather is capitalized as an indefinite-lived intangible asset and evaluated for impairment during the development period.

Amortization of Intangible Assets

Amortization of intangible assets consists primarily of the amortization of finite-lived customer contracts and relationships and tradenames recorded in connection with acquisitions consummated in prior years. Amortization of intangible assets for the quarter ended December 31, 2009 decreased by $0.2 million, or 2.4%, from the prior year quarter. This decrease was due to a $0.9 million reduction in amortization associated with intangible assets acquired in connection with earlier acquisitions that became fully amortized, partially offset by $0.7 million in additional amortization associated with intangibles acquired in connection with our fiscal 2010 and 2009 acquisitions. Amortization of intangible assets for the nine months ended December 31, 2009 decreased by $1.4 million, or 5.4%, from the prior year period. This decrease was due to a $2.6 million reduction in amortization associated with intangible assets acquired in connection with earlier acquisitions that became fully amortized, partially offset by $1.2 million in additional amortization associated with intangibles acquired in connection with our fiscal 2010 and 2009 acquisitions.

Severance, Exit Costs and Related Charges

We have undertaken various restructuring and process improvement initiatives in recent years through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. Additionally, we undertook general workforce reductions in the latter half of fiscal 2009 and during fiscal 2010, principally as a result of macroeconomic conditions. Related to these collective actions, we recorded charges of $1.0 million and $2.5 million during the quarter and nine months ended December 31, 2009, respectively, and $16.0 million and $23.9 million during the quarter and nine months ended December 31, 2008, respectively. These expenses were attributable primarily to identified workforce reductions and associated cash separation packages paid or accrued by us. While we will reduce future operating expenses as a result of these actions, we anticipate that these reductions will be substantially offset by incremental personnel-related expenses due to headcount growth in strategic areas. We will continue to evaluate additional actions that may be necessary in the future to achieve our business goals.

Other Income (Loss), Net

Other income (loss), net, consists primarily of interest earned, realized gains and losses on investments and interest expense on our $300.0 million of face value senior unsecured notes due 2018 (the Notes) and capital leases. Other income (loss), net, was a loss of $0.9 million and $3.8 million for the quarter and nine months ended December 31, 2009, respectively, and was a loss of $9.0 million and income of $2.3 million for the quarter and nine months ended December 31, 2008, respectively.

Other income (loss), net, for the quarters ended December 31, 2009 and 2008 was a loss of $0.9 million and $9.0 million, respectively. The change was attributable primarily to an $8.4 million impairment charge related to certain non-marketable equity investments in the prior year quarter.

Other income (loss), net, for the nine months ended December 31, 2009 and 2008 was a loss of $3.8 million and income of $2.3 million, respectively. The change was attributable primarily to a $14.4 million decrease in interest income resulting from lower average investment yields on a slightly higher average investment balance, offset by an $8.4 million impairment charge related to certain non-marketable equity investments in the prior period.

Income Taxes

We recorded income tax expense of $36.0 million and $99.5 million for the quarter and nine months ended December 31, 2009, respectively, resulting in an effective tax rate of 24.5% and 25.7%, respectively. Income tax expense was $35.9 million and $95.0 million for the quarter and nine months ended December 31, 2008, respectively, resulting in an effective tax rate of 30.0% and 38.0%, respectively. The effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, additional accruals and changes in estimates related to our uncertain tax positions, benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion and the non-deductible write-off of IPR&D expense associated with certain acquisitions. The higher effective tax rate for the nine months ended December 31, 2008 was attributable primarily to the non-deductible write-off of IPR&D expense in connection with our BladeLogic acquisition.

Liquidity and Capital Resources

At December 31, 2009, we had $1.3 billion in cash, cash equivalents and investments, approximately 42% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $290.0 million of earnings that we have determined will be invested indefinitely in those operations. Were such earnings to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements.

At December 31, 2009, we held auction rate securities with a par value of $67.8 million, of which securities with a par value of $51.0 million were classified as available-for-sale and a par value of $16.8 million were classified as trading. The total estimated fair value was $61.4 million and $60.0 million at December 31, 2009 and March 31, 2009, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. Substantially all of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail through January 2010, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate the recent lack of liquidity of these investments to have a material impact on our business strategy, financial condition, results of operations or cash flows. Additionally, in November 2008, we entered into a put agreement with a bank from which we have acquired certain auction rate securities with a remaining par value of $16.8 million and an estimated fair value of $15.8 million at December 31, 2009. Under the terms of the agreement, we have the ability to put these auction rate securities to the bank at par value at any time during the period beginning June 30, 2010 and ending June 30, 2012. The bank also has the right to repurchase these auction rate securities at par value on or before June 30, 2010.

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

We may from time to time seek to repurchase or retire securities, including outstanding borrowings and equity securities, in open market repurchases, unsolicited or solicited privately negotiated transactions or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. Such repurchases or exchanges, if any, will depend on a number of factors, including, but not limited to, prevailing market conditions, our liquidity requirements and contractual restrictions, if applicable. The amount of repurchases, which is subject to management discretion, may be material and may change from period to period.

Our cash flows for the nine months ended December 31, 2009 and 2008 were:

	Nine Months Ended December 31,
	2009	2008
	(In millions)
Net cash provided by operating activities	$331.9	$381.4
Net cash used in investing activities	(200.3)	(843.5)
Net cash provided by (used in) financing activities	(102.0)	84.4
Effect of exchange rate changes on cash and cash equivalents	26.6	(39.1)

Net change in cash and cash equivalents	$56.2	$(416.8)

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities for the nine months ended December 31, 2009 decreased by $49.5 million over the prior year period due primarily to the net impact of working capital changes offset by an increase in net earnings before non-cash expenses (principally depreciation, amortization, share-based compensation expense and IPR&D).

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2009 decreased by $643.2 million from the prior year period. This decrease was attributable primarily to cash expended in the prior period for our acquisition of BladeLogic and a period over period increase in proceeds from maturities and sales of investments, partially offset by a period over period increase in investment purchases.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2009 was $102.0 million, as compared to net cash provided by financing activities of $84.4 million for the nine months ended December 31, 2008. This difference was attributable primarily to a net decrease in proceeds from borrowings of $253.6 million, related primarily to the issuance of our Notes in the prior year period, offset by a period over period decrease in treasury stock purchases.

Treasury Stock Purchases

Our Board of Directors had previously authorized a total of $3.0 billion to repurchase common stock. During the quarter and nine months ended December 31, 2009, we purchased 2.0 million and 5.6 million shares, respectively, for $75.0 million and $200.0 million, respectively. At December 31, 2009, approximately $144.8 million remains authorized in the stock repurchase program, which does not have an expiration date. In addition, during the nine months ended December 31, 2009, we repurchased 0.2 million shares for $8.4 million to satisfy employee tax withholding obligations upon the lapse of restrictions on nonvested stock grants. The repurchase of stock will continue to be funded primarily with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds below for a monthly detail of treasury stock purchases for the quarter ended December 31, 2009.

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended March 31, 2009 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during the nine months ended December 31, 2009.

Recently Adopted Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (FASB) released the final version of its new “Accounting Standards Codification” (Codification) as the single authoritative source for GAAP. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized, combining all authoritative standards into a comprehensive, topically organized database. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Codification is effective for interim and annual periods ending on or after September 15, 2009. We adopted the Codification in our interim financial statements for the second quarter of fiscal 2010, which had no impact on our financial position, results of operations or cash flows.

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

In September 2006, the FASB issued a new accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of this standard to April 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). We adopted the new standard relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on April 1, 2008, and on April 1, 2009 with regard to non-financial assets and non-financial liabilities. The adoption of these provisions did not have a material impact on our financial position, results of operations or cash flows.

New Accounting Pronouncements Not Yet Adopted

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In previous public filings, including our Quarterly Report for the period ended September 30, 2009, we disclosed and described pending class action litigation against our wholly-owned subsidiary, Marimba, Inc., certain of Marimba’s officers and directors and certain underwriters of Marimba’s initial public offering. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the U.S. District Court for the Southern District of New York (the Court) for preliminary approval. This settlement requires no financial contribution from Marimba or us. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. The Court granted the plaintiffs’ motion for final approval of the settlement and certified the settlement classes on October 5, 2009. The Court determined that the settlement is fair to the class members, approved the settlement and dismissed, with prejudice, the case against Marimba and its individual defendants. Notices of appeal of the opinion granting final approval have been filed. Due to the inherent uncertainties of litigation and because the settlement remains subject to appeal, the ultimate outcome of the matter is uncertain.

We previously disclosed a lawsuit filed against us by Data Detection Systems, LLC in the United States District Court for the Southern District of Texas, Houston Division. On December 17, 2009, we entered into a Non-Exclusive Patent License and Settlement Agreement with Data Detection Systems, LLC which grants us a perpetual license to the asserted patent, settles all outstanding claims among the parties and releases us and our customers from any and all claims or liability for infringement or alleged infringement of the asserted patent.

In November 2009, a lawsuit was filed against a number of software companies, including us, by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas, Marshall Division. The complaint seeks monetary damages in unspecified amounts and permanent injunction based upon claims for alleged patent infringement. We intend to vigorously defend this matter. However, we cannot predict the timing and ultimate outcome of this matter.

Item 1A. Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended March 31, 2009, dated May 15, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(2)	Total Dollar Value of Shares Purchased as Part of a Publicly Announced Program(2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program(2)
October 1-31, 2009	430,223	$37.54	428,313	$16,080,733	$203,755,510
November 1-30, 2009	735,571	$38.21	733,500	28,024,374	$175,731,136
December 1-31, 2009	826,832	$38.63	800,605	30,924,268	$144,806,868

Total	1,992,626	$38.23	1,962,418	$75,029,375	$144,806,868

(1)	Includes 30,208 shares of our common stock withheld by us to satisfy employee withholding obligations.
(2)

Our Board of Directors had previously authorized a total of $3.0 billion to repurchase common stock. At December 31, 2009, approximately $144.8 million remains authorized in this stock repurchase program and the program does not have an expiration date.

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

BMC SOFTWARE, INC.

January 28, 2010	By:	/S/ ROBERT E. BEAUCHAMP
Robert E. Beauchamp
President and Chief Executive Officer

January 28, 2010	By:	/S/ STEPHEN B. SOLCHER
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