Form 10-Q
period 2010-06-30
BMC SOFTWARE INC
filed 2010-07-29
CIK 835729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-16393

BMC Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2126120
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2101 CityWest Boulevard Houston, Texas	77042-2827
(Address of principal executive offices)	(Zip Code)
(713) 918-8800
(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2010, there were outstanding 178,626,000 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.
QUARTER ENDED JUNE 30, 2010
INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2010 (Unaudited) and March 31, 2010	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the quarters ended June 30, 2010 and 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the quarters ended June 30, 2010 and 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	28

Signatures	29

Exhibit 3.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	June 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,410.0	$1,368.6
Short-term investments	10.3	65.5
Trade accounts receivable, net	168.4	212.3
Trade finance receivables, net	71.5	117.7
Deferred tax assets	42.7	53.7
Other current assets	86.0	87.2

Total current assets	1,788.9	1,905.0
Property and equipment, net	99.0	95.0
Software development costs	159.9	145.5
Long-term investments	51.0	62.4
Long-term trade finance receivables, net	75.5	122.6
Intangible assets, net	138.2	158.8
Goodwill	1,354.9	1,365.6
Other long-term assets	272.2	282.7

Total assets	$3,939.6	$4,137.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$37.0	$37.5
Finance payables	10.5	23.0
Accrued liabilities	227.2	324.7
Deferred revenue	985.1	975.9

Total current liabilities	1,259.8	1,361.1
Long-term deferred revenue	820.0	847.2
Long-term borrowings	348.4	340.9
Other long-term liabilities	169.4	200.7

Total liabilities	2,597.6	2,749.9

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	979.1	965.4
Retained earnings	2,481.8	2,389.3
Accumulated other comprehensive (loss) income	(12.7)	5.4

	3,450.7	3,362.6
Treasury stock, at cost (70.3 and 67.2 shares)	(2,108.7)	(1,974.9)

Total stockholders’ equity	1,342.0	1,387.7

Total liabilities and stockholders’ equity	$3,939.6	$4,137.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Quarter Ended June 30,
	2010	2009
Revenue:
License	$171.2	$167.0
Maintenance	253.8	251.2
Professional services	35.9	31.8

Total revenue	460.9	450.0

Operating expenses:
Cost of license revenue	31.9	28.1
Cost of maintenance revenue	40.7	37.3
Cost of professional services revenue	35.7	33.2
Selling and marketing expenses	141.3	125.9
Research and development expenses	38.0	53.7
General and administrative expenses	53.8	54.6
Amortization of intangible assets	8.4	8.0
Severance, exit costs and related charges	3.0	1.0

Total operating expenses	352.8	341.8

Operating income	108.1	108.2

Other income (loss), net:
Interest and other income, net	0.6	3.6
Interest expense	(5.1)	(5.5)
Gain (loss) on investments, net	(1.0)	1.2

Total other income (loss), net	(5.5)	(0.7)

Earnings before income taxes	102.6	107.5
Provision for income taxes	9.8	25.1

Net earnings	$92.8	$82.4

Basic earnings per share	$0.51	$0.45

Diluted earnings per share	$0.50	$0.44

Shares used in computing basic earnings per share	180.3	184.3

Shares used in computing diluted earnings per share	183.8	187.9

Comprehensive income:
Net earnings	$92.8	$82.4
Net changes in accumulated comprehensive income (loss):
Foreign currency translation adjustment	(18.8)	20.0
Unrealized gain on available-for-sale securities	0.7	0.7

Comprehensive income	$74.7	$103.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$92.8	$82.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44.7	42.8
Deferred income tax provision (benefit)	6.1	(0.5)
Share-based compensation expense	25.1	20.6
Loss (gain) on investments, net	1.0	(1.2)
Changes in operating assets and liabilities:
Trade accounts receivable	43.3	83.2
Trade finance receivables	95.6	84.0
Accrued and other current liabilities	(107.9)	(90.7)
Deferred revenue	(18.0)	(60.1)
Other operating assets and liabilities	(15.3)	(5.2)

Net cash provided by operating activities	167.4	155.3

Cash flows from investing activities:
Proceeds from maturities of investments	50.0	0.9
Proceeds from sales of investments	18.4	35.1
Purchases of investments	(1.9)	(173.4)
Capitalization of software development costs	(30.1)	(12.8)
Purchases of property and equipment	(5.0)	(7.8)
Other investing activities	1.0	—

Net cash provided by (used in) investing activities	32.4	(158.0)

Cash flows from financing activities:
Treasury stock acquired	(149.0)	(50.0)
Repurchases of stock to satisfy employee tax withholding obligations	(10.7)	(4.9)
Proceeds from stock options exercised and other	11.2	17.5
Excess tax benefit from share-based compensation expense	2.9	1.7
Repayments of borrowings and capital lease obligations	(3.0)	(3.7)

Net cash used in financing activities	(148.6)	(39.4)

Effect of exchange rate changes on cash and cash equivalents	(9.8)	15.8

Net change in cash and cash equivalents	41.4	(26.3)
Cash and cash equivalents, beginning of period	1,368.6	1,023.3

Cash and cash equivalents, end of period	$1,410.0	$997.0

Supplemental disclosure of cash flow information:
Cash paid for interest	$11.2	$11.2
Cash paid for income taxes, net of amounts refunded	$38.6	$49.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of BMC Software, Inc. and its subsidiaries (collectively, we, us, our or BMC). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements reflect all normal recurring adjustments necessary to fairly present our financial position and results of operations as of and for the periods presented herein. We have evaluated subsequent events through the date the financial statements were issued. These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.
Interim results are not necessarily indicative of results for a full year. Our results generally tend to be stronger in the third and fourth quarters of our fiscal year, as compared to the first and second quarters of our fiscal year. These financial statements should be read in conjunction with our annual audited consolidated financial statements for the fiscal year ended March 31, 2010, as filed with the SEC on Form 10-K.
(2) Financial Instruments
We measure certain financial instruments at fair value on a recurring basis using the following valuation techniques:
(A) Market approach — Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
(B) Income approach — Uses valuation techniques to convert future estimated cash flows to a single present amount based on current market expectations about those future amounts, using present value techniques.
The fair values of our financial instruments were determined using the following input levels and valuation techniques:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active		Significant
		Markets for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs	Valuation
June 30, 2010	Total	(Level 1)	(Level 2)	(Level 3)	Technique
	(In millions)
Assets
Cash equivalents
Money-market funds	$481.8	$481.8	$—	$—	A
United States Treasury securities	600.0	600.0	—	—	A
Certificates of deposit	68.7	68.7	—	—	A
Short-term and long-term investments
Auction rate securities	45.2	—	—	45.2	B
Mutual funds	16.1	16.1	—	—	A
Foreign currency forward contracts	2.0	—	2.0	—	A
Auction rate securities put option	0.9	—	—	0.9	B

Total	$1,214.7	$1,166.6	$2.0	$46.1

Liabilities
Foreign currency forward contracts	$(2.1)	$—	$(2.1)	$—	A

Total	$(2.1)	$—	$(2.1)	$—

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
The following table summarizes the activity in Level 3 financial instruments:

	Quarter Ended June 30, 2010			Quarter Ended June 30, 2009
	Auction			Auction
	Rate			Rate	Put
	Securities	Put Option	Total	Securities	Option	Total
	(In millions)
Balance at the beginning of the period	$60.5	$1.1	$61.6	$60.0	$2.0	$62.0
Redemption of auction rate securities	(16.2)	—	(16.2)	—	—	—
Change in unrealized gain (loss) included in interest and other income, net	0.2	(0.2)	—	(0.6)	0.6	—
Change in unrealized gain included in other comprehensive income	0.7	—	0.7	1.0	—	1.0

Balance at the end of the period	$45.2	$0.9	$46.1	$60.4	$2.6	$63.0

Investments
Our cash, cash equivalents and investments were comprised of the following:

	June 30, 2010			March 31, 2010
	Cash and Cash	Short-term	Long-term	Cash and Cash	Short-term	Long-term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
	(In millions)
Measured at fair value:
Available-for-sale
United States Treasury securities	$600.0	$—	$—	$200.0	$50.0	$—
Certificates of deposit	68.7	—	—	12.6	—	—
Auction rate securities	—	—	34.9	—	—	45.0
Trading
Mutual funds	—	—	16.1	—	—	17.4
Auction rate securities	—	10.3	—	—	15.5	—

Total debt and equity investments measured at fair value	668.7	10.3	51.0	212.6	65.5	62.4

Cash on hand	259.5	—	—	398.4	—	—
Money-market funds	481.8	—	—	757.6	—	—

Total cash, cash equivalents and investments	$1,410.0	$10.3	$51.0	$1,368.6	$65.5	$62.4

Amounts included in accumulated other comprehensive income (loss) from available-for-sale securities (pre-tax):

Unrealized losses *	$—	$—	$5.0	$—	$—	$5.7

*	The unrealized losses on available-for-sale securities at June 30, 2010 and March 31, 2010 relate to the auction rate securities.

The following summarizes the contractual underlying maturities of our available-for-sale investments in debt securities at June 30, 2010:

	Cost	Fair Value
	(In millions)

Due in one year or less	$668.7	$668.7
Due after ten years	39.9	34.9

	$708.6	$703.6

At June 30, 2010, we held auction rate securities with a par value of $51.1 million, of which securities with a par value of $39.9 million were classified as available-for-sale and a par value of $11.2 million were classified as trading. The total estimated fair value of our auction rate securities was $45.2 million and $60.5 million at June 30, 2010 and March 31, 2010, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities and the put option discussed below using internally developed models of the expected cash flows of the securities which incorporate assumptions about the expected cash flows of the underlying student loans and estimates of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities.
In November 2008, we entered into a put agreement with a bank from which we have acquired certain auction rate securities with a remaining par value of $11.2 million and an estimated fair value of $10.3 million at June 30, 2010. On July 1, 2010, we exercised our right under this agreement to put the remaining securities of $11.2 million to the bank at par value. These auction rate securities are classified as short-term investments and trading securities and, accordingly, any changes in the fair value of these securities are recognized in earnings. In addition, we elected the option under GAAP to record the put option at fair value. The fair value adjustments to these auction rate securities and the related put option resulted in minimal net impact to the condensed consolidated statements of operations for the quarters ended June 30, 2010 and 2009.
The unrealized loss on our available-for-sale auction rate securities, which have a fair value of $34.9 million at June 30, 2010, was $5.0 million at June 30, 2010 and was recorded in accumulated other comprehensive income (loss) as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and the likelihood we would be required to sell the investments before recovery of our cost basis. These available-for-sale auction rate securities have been in an unrealized loss position for greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities are classified as long-term investments at June 30, 2010 and March 31, 2010.
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

The fair value of our outstanding foreign currency forward contracts that closed in a gain position at June 30, 2010 and March 31, 2010 was $2.0 million and $3.5 million, respectively, and was recorded as other current assets in our condensed consolidated balance sheets. The fair value of our outstanding foreign currency forward contracts that closed in a loss position at June 30, 2010 and March 31, 2010 was $2.1 million and $1.0 million, respectively, and was recorded as an accrued liability in our condensed consolidated balance sheets. The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

	Notional Amount
	June 30, 2010	March 31, 2010
	(In millions)
Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)
Euro	$118.5	$98.2
Australian dollar	8.7	15.4
South Korean won	5.6	6.0
Chinese yuan renminbi	5.3	4.6
Brazilian real	5.2	24.9
New Zealand dollar	4.4	4.5
Swiss franc	1.6	2.6
Other	11.8	14.7

Total	$161.1	$170.9

Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)
Israeli shekel	$89.7	$78.0
Indian rupee	9.7	11.5
Mexican peso	1.4	1.5
Other	4.2	4.5

Total	$105.0	$95.5

The effect of the foreign currency forward contracts during the quarters ended June 30, 2010 and 2009, was a gain of $11.5 million and a loss of $14.1 million, respectively, which, after including gains and losses on our foreign currency exposure, resulted in a loss of $2.2 million and $0.5 million, respectively, recorded in interest and other income, net.
We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.
Other Financial Instruments
The fair value of the senior unsecured notes due 2018 at June 30, 2010 and March 31, 2010, based on market prices, was $348.9 million and $338.1 million, respectively, compared to the carrying value of $298.6 million and $298.5 million, respectively.
The carrying values of all other financial instruments, consisting primarily of trade and finance receivables, accounts payable and other borrowings, approximate their respective fair values.
A substantial portion of our trade finance receivables are transferred to financial institutions on a non-recourse basis. We utilize wholly-owned finance subsidiaries in these finance receivables transfers. These entities are consolidated into our financial position and results of operations. We account for such transfers as sales in accordance with applicable accounting rules pertaining to the transfer of financial assets and the sale of future revenue when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During the quarters ended June 30, 2010 and 2009, we transferred $109.0 million and $56.9 million, respectively, of such receivables through these programs. Finance receivables are typically transferred within three months after origination and the outstanding principle balance at the time of transfer typically approximates fair value.

(3) Long-Term Borrowings
Long-term borrowings consist of the following:

	June 30, 2010	March 31, 2010
	(In millions)
Senior unsecured notes due 2018 (net of $1.4 million and $1.5 million of unamortized discount at June 30, 2010 and March 31, 2010, respectively)	$298.6	$298.5
Capital leases and other obligations	69.3	62.6

Total	367.9	361.1
Less current maturities of capital leases and other obligations (included in accrued liabilities)	(19.5)	(20.2)

Long-term borrowings	$348.4	$340.9

At June 30, 2010, we were in compliance with all debt covenants.
(4) Income Taxes
Income tax expense was $9.8 million and $25.1 million for the quarters ended June 30, 2010 and 2009, respectively, resulting in effective tax rates of 9.6% and 23.3%, respectively. The effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, additional accruals and changes in estimates related to our uncertain tax positions, benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarter ended June 30, 2010, we recorded a net tax benefit of $14.0 million associated with a settlement with a taxing authority related to prior years’ tax matters, resulting in a decrease in the effective tax rate compared to the quarter ended June 30, 2009.
We file a federal income tax return in the United States as well as income tax returns in various local, state and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (IRS) through the tax year ended March 31, 2003, except to the extent of net operating loss carryforwards from fiscal 2003 to later years. During fiscal 2010 and early fiscal 2011, we settled all open issues with the IRS resulting from the audit of our tax years ended March 31, 2004 and 2005. During fiscal 2009, the IRS completed its examination of our federal income tax returns for the tax years ended March 31, 2006 and 2007 and issued a Revenue Agent Report (RAR) thereon. We have filed a protest letter contesting certain adjustments included in the RAR and are having settlement discussions with the IRS Office of Appeals. The IRS has also initiated an examination of our federal income tax return for the tax year ended March 31, 2008. In addition, certain tax years related to local, state, and foreign jurisdictions remain subject to examination. To provide for potential tax exposures, we maintain a liability for unrecognized tax benefits which we believe is adequate.
(5) Share-Based Compensation
During the quarter ended June 30, 2010, we granted 1.3 million nonvested stock units to our executive officers and non-executive employees. The time-based nonvested stock units vest in annual increments over 1 or 3 years.
At June 30, 2010, we had approximately $210.3 million of total unrecognized compensation costs related to share-based awards that are expected to be recognized as expense over a remaining weighted-average period of 2 years.

Share-based compensation expense as recorded in our condensed consolidated statements of operations is summarized as follows:

	Quarter Ended June 30,
	2010	2009
	(In millions)
Cost of license revenue	$0.8	$0.5
Cost of maintenance revenue	2.3	1.7
Cost of professional services revenue	0.9	0.9
Selling and marketing expenses	8.7	7.1
Research and development expenses	2.1	2.4
General and administrative expenses	10.3	8.0

Total share-based compensation expense	$25.1	$20.6

(6) Stockholders’ Equity
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
The following table summarizes our basic and diluted EPS computations:

	Quarter Ended June 30,
	2010	2009
	(In millions, except per share
	data)
Basic earnings per share:
Net earnings	$92.8	$82.4
Less earnings allocated to participating securities	(0.1)	(0.2)

Net earnings allocated to common shares	$92.7	$82.2

Weighted average number of common shares outstanding	180.3	184.3

Basic earnings per share	$0.51	$0.45

Diluted earnings per share:
Net earnings	$92.8	$82.4
Less earnings allocated to participating securities	(0.1)	(0.2)

Net earnings allocated to common shares	$92.7	$82.2

Weighted average number of common shares outstanding	180.3	184.3
Incremental shares from assumed conversions of share-based awards	3.5	3.6

Adjusted weighted average number of common shares outstanding	183.8	187.9

Diluted earnings per share	$0.50	$0.44

For the quarters ended June 30, 2010 and 2009, 4.0 million and 8.6 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive.
Treasury Stock
Our Board of Directors had previously authorized a total of $3.0 billion to repurchase common stock. In April 2010, our Board of Directors authorized an additional $1.0 billion to repurchase stock. During the quarter ended June 30, 2010, we purchased 4.0 million shares for $149.0 million under these authorizations. At June 30, 2010, approximately $920.8 million remains authorized in the stock repurchase program, which does not have an expiration date. In addition, during the quarter ended June 30, 2010, we repurchased 0.3 million shares for $10.7 million to satisfy employee tax withholding obligations upon the vesting of share-based awards.
(7) Guarantees and Contingencies
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
We also had outstanding letters of credit, performance bonds and similar instruments related to various customers, facilities and other obligations at June 30, 2010 of approximately $39.7 million.
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
We previously disclosed a lawsuit filed against us by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas, Marshall Division alleging patent infringement. In July 2010, without admitting any liability, we entered into a confidential settlement agreement with Achates Reference Publishing, Inc. which permanently resolves for us and our customers all claims and issues related to the asserted patents.
We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

(8) Segment Reporting
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
Segment performance is measured based on segment operating income, reflecting segment revenue less direct and allocated indirect segment operating expenses. Direct segment operating expenses primarily include cost of revenue, selling and marketing, research and development and general and administrative expenses that can be specifically identified to a particular segment and are directly controllable by segment management, while allocated indirect segment operating expenses primarily include indirect costs within these operating expense categories that are not specifically identified to a particular segment or controllable by segment management. The indirect operating expenses are allocated to the segments based on budgeted bookings, revenue and other allocation methods that management believes to be reasonable. Our measure of segment operating income does not include the effect of share-based compensation expenses, amortization of acquired technology and other intangible assets or the costs associated with severance, exit costs and related charges, which are collectively included in unallocated operating expenses below. Assets and liabilities are reviewed by management at the consolidated level only.
The table below summarizes segment performance for the quarters ended June 30, 2010 and 2009. The prior year information has been reclassified to conform to our current segment reporting presentation.

	Enterprise	Mainframe
	Service	Service
Quarter Ended June 30, 2010	Management	Management	Consolidated
	(In millions)
Revenue:
License	$113.2	$58.0	$171.2
Maintenance	137.1	116.7	253.8
Professional services	35.9	—	35.9

Total revenue	286.2	174.7	460.9
Direct and allocated indirect segment operating expenses	220.7	83.4	304.1

Segment operating income	65.5	91.3	156.8

Unallocated operating expenses			48.7
Other loss, net			5.5

Earnings before income taxes			$102.6

	Enterprise	Mainframe
	Service	Service
Quarter Ended June 30, 2009	Management	Management	Consolidated
	(In millions)
Revenue:
License	$96.3	$70.7	$167.0
Maintenance	134.9	116.3	251.2
Professional services	31.8	—	31.8

Total revenue	263.0	187.0	450.0
Direct and allocated indirect segment operating expenses	220.8	81.4	302.2

Segment operating income	42.2	105.6	147.8

Unallocated operating expenses			39.6
Other loss, net			0.7

Earnings before income taxes			$107.5

(9) Severance, Exit Costs and Related Charges
During the quarters ended June 30, 2010 and 2009, we recorded charges of $3.0 million and $1.0 million, respectively, related to identified workforce reductions and associated cash separation packages paid or accrued by us. Additionally, we have exited certain leases, reduced the square footage required to operate certain locations and relocated some operations to lower cost facilities.
Activity related to the above initiatives during the quarter ended June 30, 2010 is summarized as follows:

	Balance at			Foreign	Cash Payments,	Balance at
	March 31,	Charged	Adjustments	Exchange	Net of Sublease	June 30,
	2010	to Expense	to Estimates	Adjustments	Income	2010
	(In millions)
Process and realignment initiatives:
Facilities costs	$1.3	$—	$0.1	$—	$(0.3)	$1.1
General workforce reduction:
Severance and related costs	0.9	2.9	—	(0.1)	(2.0)	1.7

Total accrued	$2.2	$2.9	$0.1	$(0.1)	$(2.3)	$2.8

The accruals for severance and related costs as of June 30, 2010 represent the amounts to be paid to employees that have been terminated or identified for termination as a result of the initiatives described above. These amounts are expected to be paid during fiscal 2011. We continue to review the impact of these actions and will determine if, based on future operating results, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.
The accruals for facilities costs at June 30, 2010 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates or lease modification dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2015. Projected sublease income is based on management’s estimates, which are subject to change. We may incur additional facilities charges subsequent to June 30, 2010 as a result of the initiatives described above.
(10) New Accounting Pronouncements Not Yet Adopted
In October 2009, the FASB issued new revenue recognition guidance for arrangements that include both software and non-software related deliverables, where certain of those deliverables are non-software related. This guidance requires entities to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third party evidence of the selling price. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for us in the first quarter of fiscal 2012 interim financial statements, with earlier adoption permitted. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
In July 2010, the FASB issued new disclosure guidance related to finance receivables and the related allowances for credit losses. This guidance introduces a greater level of disaggregation based on the underlying characteristics of the finance receivables. The disclosure requirements include, based on the related disaggregation criteria, a rollforward of the allowance for credit losses and the related balance of the finance receivables, significant purchases and sales of finance receivables, and various qualitative disclosures including credit quality, aging, nonaccrual status and impairments. The new guidance is effective for us in the third quarter of fiscal 2011.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
It is important that this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) be read in conjunction with: (i) the attached condensed consolidated financial statements and notes thereto, (ii) the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2010, and (iii) our discussion of risk and uncertainties included within Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2010.
This MD&A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Numerous important factors, risks and uncertainties, including but not limited to those summarized under Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2010, affect our operating results and could cause our actual results, levels of activity, performance or achievement to differ materially from the results expressed or implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations.
BMC, BMC Software and the BMC Software logo are the exclusive properties of BMC Software, Inc., are registered with the U.S. Patent and Trademark Office, and may be registered or pending registration in other countries. All other BMC trademarks, service marks and logos may be registered or pending registration in the U.S. or in other countries. All other trademarks or registered trademarks are the property of their respective owners.

Overview
We executed a solid first quarter of fiscal 2011 and believe that we are positioned well to meet our full year financial expectations. Select operating metrics for the first quarter ended June 30, 2010 included:
•
Total bookings, which represents the contract value of new transactions that we closed and recorded, were $442.9 million, representing an increase of $52.9 million, or 13.6%, over the prior year quarter. This increase was attributable to a bookings increase in our ESM segment of $72.2 million, or 30.9%, partially offset by a bookings decrease in our MSM segment of $19.3 million, or 12.3%. Within the ESM segment, we are particularly pleased with our year over year license bookings growth of $28.9 million, or 39.9%.

•
Total revenue was $460.9 million, representing an increase of $10.9 million, or 2.4%, over the prior year quarter. This increase was reflective of license, maintenance and professional services revenue increases of $4.2 million, or 2.5%, $2.6 million, or 1.0%, and $4.1 million, or 12.9%, respectively. On a segment basis, total ESM revenue increased by $23.2 million, or 8.8% and total MSM revenue decreased by $12.3 million, or 6.6%, over the prior year quarter.

•
Operating income was $108.1 million, representing a decrease of $0.1 million, or 0.1%, over the prior year quarter. Non-GAAP operating income was $156.8 million, representing an increase of $9.0 million, or 6.1%, over the prior year quarter.

•
Net earnings was $92.8 million, representing an increase of $10.4 million, or 12.6%, over the prior year quarter. Non-GAAP net earnings was $113.6 million, representing an increase of $3.0 million, or 2.7%, over the prior year quarter.

•
Diluted earnings per share was $0.50, representing an increase of $0.06, or 13.6%, over the prior year quarter. Non-GAAP diluted earnings per share was $0.62, representing an increase of $0.03, or 5.1%, over the prior year quarter.

•	Cash flows from operations were $167.4 million, representing an increase of $12.1 million, or 7.8%, over the prior year quarter.
•	We closed out the quarter with a strong balance sheet at June 30, 2010, including $1.5 billion in cash, cash equivalents and investments and $1.8 billion in deferred revenue.
We continued to invest in our technology leadership, including in the areas of cloud computing, virtualization and software-as-a-service, as we continue to strengthen our technology platform through ongoing product development efforts in each of our businesses.
We also continued to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter ended June 30, 2010, our Board of Directors authorized an additional $1.0 billion to repurchase stock and we repurchased approximately 4.0 million shares for a total value of $149.0 million.
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
Because our software solutions are designed for and marketed to companies looking to improve the management of their IT infrastructure and processes, demand for our products, and therefore our financial results, are dependent upon corporations continuing to value such solutions and to invest in such technology. There are a number of trends that have historically influenced demand for IT management software, including, among others, business demands placed on IT, computing capacity within IT departments, complexity of IT systems and IT operational costs. Our financial results are also influenced by many economic and industry conditions, including, but not limited to, general economic and market conditions in the United States and other economies in which we market products, changes in foreign currency exchange rates, general levels of corporate spending, IT budgets, the competitiveness of the IT management software and solutions industry, the adoption rate for Business Service Management and the stability of the mainframe market.

Results of Operations and Financial Condition
The following table sets forth, for the periods indicated, the percentages that selected items in the condensed consolidated statements of operations and comprehensive income represent of total revenue. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenue for the
	Quarter Ended June 30,
	2010	2009
Revenue:
License	37.1%	37.1%
Maintenance	55.1%	55.8%
Professional services	7.8%	7.1%
Total revenue	100.0%	100.0%
Operating expenses:
Cost of license revenue	6.9%	6.2%
Cost of maintenance revenue	8.8%	8.3%
Cost of professional services revenue	7.7%	7.4%
Selling and marketing expenses	30.7%	28.0%
Research and development expenses	8.2%	11.9%
General and administrative expenses	11.7%	12.1%
Amortization of intangible assets	1.8%	1.8%
Severance, exit costs and related charges	0.7%	0.2%
Total operating expenses	76.5%	76.0%
Operating income	23.5%	24.0%

Other loss, net	(1.2)%	(0.2)%
Earnings before income taxes	22.3%	23.9%
Provision for income taxes	2.1%	5.6%
Net earnings	20.1%	18.3%

Revenue
The following table provides information regarding software license and software maintenance revenue for the quarters ended June 30, 2010 and 2009:

	Quarter Ended June 30,
Software License Revenue	2010	2009	% Change
	(In millions)
Enterprise Service Management	$113.2	$96.3	17.5%
Mainframe Service Management	58.0	70.7	(18.0)%

Total software license revenue	$171.2	$167.0	2.5%

	Quarter Ended June 30,
Software Maintenance Revenue	2010	2009	% Change
	(In millions)
Enterprise Service Management	$137.1	$134.9	1.6%
Mainframe Service Management	116.7	116.3	0.3%

Total software maintenance revenue	$253.8	$251.2	1.0%

	Quarter Ended June 30,
Total Software Revenue	2010	2009	% Change
	(In millions)
Enterprise Service Management	$250.3	$231.2	8.3%
Mainframe Service Management	174.7	187.0	(6.6)%

Total software revenue	$425.0	$418.2	1.6%

Software License Revenue
License revenue was $171.2 million and $167.0 million for the quarters ended June 30, 2010 and 2009, respectively.
License revenue increased by $4.2 million, or 2.5%, over the prior year quarter. This increase was attributable to an increase in our ESM segment license revenue, partially offset by a decrease in our MSM segment license revenue, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $3.9 million for the quarter ended June 30, 2010 as compared to the prior year quarter. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 56% in the current quarter as compared to 74% in the prior year quarter. During the quarter ended June 30, 2010, we closed 19 transactions with license values over $1 million, with a total license value of $64.2 million, compared with 18 transactions with license values over $1 million, with a total license value of $31.6 million, in the prior year quarter.
ESM license revenue was $113.2 million, or 66.1%, and $96.3 million, or 57.7%, of our total license revenue for the quarters ended June 30, 2010 and 2009, respectively. ESM license revenue for the quarter ended June 30, 2010 increased by $16.9 million, or 17.5%, over the prior year quarter, primarily due to an increase in the amount of upfront license revenue recognized in connection with new transactions, along with an increase in the recognition of previously deferred license revenue.
MSM license revenue was $58.0 million, or 33.9%, and $70.7 million, or 42.3%, of our total license revenue for the quarters ended June 30, 2010 and 2009, respectively. MSM license revenue for the quarter ended June 30, 2010 decreased by $12.7 million, or 18.0%, from the prior year quarter, primarily due to a decrease in the amount of upfront license revenue recognized in connection with new transactions, partially offset by a slight increase in the recognition of previously deferred license revenue.

Deferred License Revenue
For the quarters ended June 30, 2010 and 2009, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended June 30,
	2010	2009
	(In millions)
Deferrals of license revenue	$58.8	$27.5
Recognition from deferred license revenue	(94.3)	(90.4)
Impact of foreign currency exchange rate changes	(0.8)	2.2

Net decrease in deferred license revenue	$(36.3)	$(60.7)

Deferred license revenue balance at end of period	$587.9	$550.2
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
Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable. At June 30, 2010, the deferred license revenue balance was $587.9 million. As additional license revenue is deferred in future periods, the amounts to be recognized in future periods will increase. Estimated deferred license revenue that we expect to recognize in future periods at June 30, 2010 is (in millions):

Remainder of fiscal 2011	$252.5
Fiscal 2012	183.4
Fiscal 2013 and thereafter	152.0

$587.9

Software Maintenance Revenue
Maintenance revenue was $253.8 million and $251.2 million for the quarters ended June 30, 2010 and 2009, respectively. Maintenance revenue increased by $2.6 million, or 1.0%, over the prior year quarter. This increase was attributable to increases in both ESM and MSM maintenance revenue, as discussed below.
ESM maintenance revenue was $137.1 million, or 54.0%, and $134.9 million, or 53.7%, of our total maintenance revenue for the quarters ended June 30, 2010 and 2009, respectively, reflective of a $2.2 million, or 1.6%, quarter over quarter increase that was primarily attributable to the expansion of our installed ESM customer license base.
MSM maintenance revenue was $116.7 million, or 46.0%, and $116.3 million, or 46.3%, of our total maintenance revenue for the quarters ended June 30, 2010 and 2009, respectively, reflective of a $0.4 million, or 0.3%, quarter over quarter increase.

Deferred Maintenance Revenue
At June 30, 2010, the deferred maintenance revenue balance was $1,190.3 million. As new customers are added and/or current contracts are renewed and additional maintenance revenue is deferred in future periods, the amounts to be recognized in future periods will increase. Estimated deferred maintenance revenue that we expect to recognize in future periods at June 30, 2010 is (in millions):

Remainder of fiscal 2011	$546.6
Fiscal 2012	348.8
Fiscal 2013 and thereafter	294.9

$1,190.3

Domestic vs. International Revenue

	Quarter Ended June 30,
	2010	2009	% Change
	(In millions)
License:
Domestic	$87.6	$86.1	1.7%
International	83.6	80.9	3.3%

Total license revenue	$171.2	$167.0	2.5%

Maintenance:
Domestic	$139.8	$138.4	1.0%
International	114.0	112.8	1.1%

Total maintenance revenue	$253.8	$251.2	1.0%

Professional services:
Domestic	$17.7	$15.9	11.3%
International	18.2	15.9	14.5%

Total professional services revenue	$35.9	$31.8	12.9%

Total domestic revenue	$245.1	$240.4	2.0%
Total international revenue	215.8	209.6	3.0%

Total revenue	$460.9	$450.0	2.4%

We estimate that the effect of foreign currency exchange rate fluctuations on our international revenue resulted in an approximate $3.0 million increase in revenue for the quarter ended June 30, 2010 as compared to the prior year quarter, on a constant currency basis.
Domestic License Revenue
Domestic license revenue was $87.6 million, or 51.2%, and $86.1 million, or 51.6%, of our total license revenue for the quarters ended June 30, 2010 and 2009, respectively. Domestic license revenue for the quarter ended June 30, 2010 increased by $1.5 million, or 1.7%, over the prior year quarter, due to a $7.8 million increase in ESM license revenue, partially offset by a $6.3 million decrease in MSM license revenue.
International License Revenue
International license revenue was $83.6 million, or 48.8%, and $80.9 million, or 48.4%, of our total license revenue for the quarters ended June 30, 2010 and 2009, respectively. International license revenue for the quarter ended June 30, 2010 increased by $2.7 million, or 3.3%, over the prior year quarter, due to a $9.0 million increase in ESM license revenue, partially offset by a $6.3 million decrease in MSM license revenue. The ESM license revenue increase was attributable primarily to increases of $2.9 million, $2.7 million and $2.7 million in our Asia Pacific, Latin America and Europe, Middle East and Africa (EMEA) markets, respectively. The MSM license revenue decrease was attributable to decreases of $6.2 million and $1.7 million in our Latin America and EMEA markets, respectively, partially offset by a net increase of $1.6 million in our other international markets.

Domestic Maintenance Revenue
Domestic maintenance revenue was $139.8 million, or 55.1%, and $138.4 million, or 55.1%, of our total maintenance revenue for the quarters ended June 30, 2010 and 2009, respectively. Domestic maintenance revenue for the quarter ended June 30, 2010 increased by $1.4 million, or 1.0%, over the prior year quarter, due to a $2.1 million increase in MSM maintenance revenue, partially offset by a $0.7 million decrease in ESM maintenance revenue.
International Maintenance Revenue
International maintenance revenue was $114.0 million, or 44.9%, and $112.8 million, or 44.9%, of our total maintenance revenue for the quarters ended June 30, 2010 and 2009, respectively. International maintenance revenue for the quarter ended June 30, 2010 increased by $1.2 million, or 1.1%, over the prior year quarter, due to a $2.9 million increase in ESM maintenance revenue, partially offset by a $1.7 million decrease in MSM maintenance revenue. The ESM maintenance revenue increase was attributable to an increase of $1.3 million in our EMEA market and a net increase of $1.6 million in our other international markets. The MSM maintenance revenue decrease was attributable to a decrease of $3.6 million in our EMEA market, partially offset by increases of $1.0 million and $0.9 million in our Asia Pacific and other international markets, respectively.
Professional Services Revenue
Professional services revenue for the quarter ended June 30, 2010 increased by $4.1 million, or 12.9%, over the prior year quarter, which is reflective of a $1.8 million, or 11.3%, increase in domestic professional services revenue and a $2.3 million, or 14.5%, increase in international professional services revenue. These increases were attributable to increases in implementation, consulting and education services revenue quarter over quarter.
Operating Expenses

	Quarter Ended June 30,
	2010	2009	% Change
	(In millions)
Cost of license revenue	$31.9	$28.1	13.5%
Cost of maintenance revenue	40.7	37.3	9.1%
Cost of professional services revenue	35.7	33.2	7.5%
Selling and marketing expenses	141.3	125.9	12.2%
Research and development expenses	38.0	53.7	(29.2)%
General and administrative expenses	53.8	54.6	(1.5)%
Amortization of intangible assets	8.4	8.0	5.0%
Severance, exit costs and related charges	3.0	1.0	200.0%

Total operating expenses	$352.8	$341.8	3.2%

We estimate that the effect of foreign currency exchange rate fluctuations on our international operating expenses resulted in an approximate $1.2 million reduction in operating expenses for the quarter ended June 30, 2010 as compared to the prior year quarter, on a constant currency basis.
Cost of License Revenue
Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For the quarters ended June 30, 2010 and 2009, cost of license revenue was $31.9 million, or 6.9%, and $28.1 million, or 6.2%, of total revenue, respectively, and 18.6% and 16.8% of license revenue, respectively.

Cost of license revenue for the quarter ended June 30, 2010 increased by $3.8 million, or 13.5%, over the prior year quarter. This increase was attributable to a $2.2 million net increase in amortization of acquired technology, principally resulting from fiscal 2010 acquisitions, and a $2.0 million increase in amortization of capitalized software development costs, partially offset by a net $0.4 million reduction in other expenses.
Cost of Maintenance Revenue
Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the quarters ended June 30, 2010 and 2009, cost of maintenance revenue was $40.7 million, or 8.8%, and $37.3 million, or 8.3%, of total revenue, respectively, and 16.0% and 14.8% of maintenance revenue, respectively.
Cost of maintenance revenue for the quarter ended June 30, 2010 increased by $3.4 million, or 9.1%, over the prior year quarter. This increase was attributable to a $1.9 million increase in personnel and related costs, including third party subcontracting fees, and a net $1.5 million increase in other expenses.
Cost of Professional Services Revenue
Cost of professional services revenue consists primarily of salaries, related personnel costs and third party fees associated with implementation, integration and education services that we provide to our customers and the related infrastructure to support this business. For the quarters ended June 30, 2010 and 2009, cost of professional services revenue was $35.7 million, or 7.7%, and $33.2 million, or 7.4%, of total revenue, respectively, and 99.4% and 104.4% of professional services revenue, respectively.
Cost of professional services revenue for the quarter ended June 30, 2010 increased by $2.5 million, or 7.5%, over the prior year quarter. This increase was attributable primarily to a $1.3 million increase in professional services enablement personnel costs and a $1.0 million increase in third party subcontracting fees associated with an increase in implementation and consulting services.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarters ended June 30, 2010 and 2009, selling and marketing expenses were $141.3 million, or 30.7%, and $125.9 million, or 28.0%, of total revenue, respectively.
Selling and marketing expenses for the quarter ended June 30, 2010 increased by $15.4 million, or 12.2%, over the prior year quarter. This increase was attributable to a $10.3 million increase in sales personnel costs, primarily due to an increase in sales personnel headcount and related variable compensation expense, a $1.6 million increase in share-based compensation expense, a $1.2 million increase in marketing campaign expenditures and a net $2.3 million increase in other expenses.
Research and Development Expenses
Research and development expenses consist primarily of salaries and personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For the quarters ended June 30, 2010 and 2009, research and development expenses were $38.0 million, or 8.2%, and $53.7 million, or 11.9%, of total revenue, respectively.
Research and development expenses for the quarter ended June 30, 2010 decreased by $15.7 million, or 29.2%, from the prior year quarter. This decrease was attributable to an $18.4 million quarter over quarter increase in capitalized research and development costs related to software development projects offset by a net $2.7 million increase in other expenses. The increase in capitalization was driven by the scope and timing of several key future product releases.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. For the quarters ended June 30, 2010 and 2009, general and administrative expenses were $53.8 million, or 11.7%, and $54.6 million, or 12.1%, of total revenue, respectively.

General and administrative expenses for the quarter ended June 30, 2010 decreased by $0.8 million, or 1.5%, from the prior year quarter. This decrease was attributable to a net $3.1 million decrease in various administrative expenses, partially offset by a $2.3 million increase in share-based compensation expense.
Amortization of Intangible Assets
Amortization of intangible assets consists primarily of the amortization of finite-lived acquired technology and customer relationships in connection with acquisitions consummated in prior years. Amortization of intangible assets for the quarter ended June 30, 2010 increased by $0.4 million, or 5.0%, over the prior year quarter. This increase was attributable primarily to amortization associated with intangible assets acquired in connection with our fiscal 2010 acquisitions.
Severance, Exit Costs and Related Charges
During the quarters ended June 30, 2010 and 2009, we recorded charges of $3.0 million and $1.0 million, respectively, related to identified workforce reductions and associated cash separation packages paid or accrued by us. While we will reduce future operating expenses as a result of these actions, we anticipate that these reductions will be substantially offset by incremental personnel-related expenses due to headcount growth in strategic areas. We will continue to evaluate additional actions that may be necessary in the future to achieve our business goals.
Other Income (Loss), Net
Other income (loss), net, consists primarily of interest expense on our senior unsecured notes due 2018 and capital leases, interest earned, realized gains and losses on investments, and net foreign currency impacts.
Other income (loss), net, for the quarters ended June 30, 2010 and 2009, was a loss of $5.5 million and $0.7 million, respectively. This change was attributable primarily to a net change of $2.3 million in the value of our deferred compensation program, a $1.8 million increase in net foreign currency losses and a $0.6 million decrease in interest income.
Income Taxes
We recorded income tax expense of $9.8 million and $25.1 million for the quarters ended June 30, 2010 and 2009, respectively, resulting in an effective tax rate of 9.6% and 23.3%, respectively. The effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, additional accruals and changes in estimates related to our uncertain tax positions, benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarter ended June 30, 2010, we recorded a net tax benefit of $14.0 million associated with a settlement with a taxing authority related to prior years’ tax matters, resulting in a decrease in the effective tax rate compared to the quarter ended June 30, 2009.
Non-GAAP Financial Measures and Reconciliations
In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in our quarterly earnings press releases and other public disclosures. The primary non-GAAP financial measures we focus on are: (i) non-GAAP operating income, (ii) non-GAAP net earnings, and (iii) non-GAAP diluted earnings per share. Each of these financial measures excludes the impact of certain items and therefore has not been calculated in accordance with GAAP. These non-GAAP financial measures exclude share-based compensation expense; the amortization of intangible assets; severance, exit costs and related charges; as well as the related tax impacts of these items; and certain discrete tax items. Each of the non-GAAP adjustments is described in more detail below. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is also included below.
We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude amounts that BMC management and the Board of Directors do not consider part of core operating results when assessing the performance of the organization. In addition, we have historically reported similar non-GAAP financial measures and we believe that inclusion of these non-GAAP financial measures provides consistency and comparability with past reports of financial results. Accordingly, we believe these non-GAAP financial measures are useful to investors in allowing for greater transparency of supplemental information used by management.

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
For a detailed explanation of the adjustments made to comparable GAAP financial measures, the reasons why management uses these measures and the usefulness of these measures, see items (1) - (5) below.

	Quarter Ended June 30,
	2010	2009
	(In millions)
Operating income:
GAAP operating income	$108.1	$108.2
Share-based compensation expense (1)	25.1	20.6
Amortization of intangible assets (2)	20.6	18.0
Severance, exit costs and related charges (3)	3.0	1.0

Non-GAAP operating income	$156.8	$147.8

	Quarter Ended June 30,
	2010	2009
	(In millions)
Net earnings:
GAAP net earnings	$92.8	$82.4
Share-based compensation expense (1)	25.1	20.6
Amortization of intangible assets (2)	20.6	18.0
Severance, exit costs and related charges (3)	3.0	1.0
Provision for income taxes on above pre-tax non-GAAP adjustments (4)	(13.9)	(11.4)
Certain discrete tax items (5)	(14.0)	—

Non-GAAP net earnings	$113.6	$110.6

	Quarter Ended June 30,
	2010	2009
Diluted earnings per share*:
GAAP diluted earnings per share	$0.50	$0.44
Share-based compensation expense (1)	0.14	0.11
Amortization of intangible assets (2)	0.11	0.10
Severance, exit costs and related charges (3)	0.02	0.01
Provision for income taxes on above pre-tax non-GAAP adjustments (4)	(0.08)	(0.06)
Certain discrete tax items (5)	(0.08)	—

Non-GAAP diluted earnings per share *	$0.62	$0.59

*
Non-GAAP diluted earnings per share is computed independently for each period presented. The sum of GAAP diluted earnings per share and non-GAAP adjustments per share may not equal non-GAAP diluted earnings per share due to rounding differences.

(1)
Share-based compensation expense. Our non-GAAP financial measures exclude the compensation expenses required to be recorded by GAAP for equity awards to employees and directors. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding expenses related to share-based compensation, because these costs are generally fixed at the time an award is granted, are then expensed over several years and generally cannot be changed or influenced by management once granted.

(2)
Amortization of intangible assets. Our non-GAAP financial measures exclude costs associated with the amortization of intangible assets, which are included in cost of license revenue and amortization of intangible assets in our condensed consolidated statements of operations and comprehensive income. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding amortization of intangible assets, because these costs are fixed at the time of an acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management after the acquisition.

(3)
Severance, exit costs and related charges. Our non-GAAP financial measures exclude severance, exit costs and related charges, and any subsequent changes in estimates, as they relate to our corporate restructuring activities. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding restructuring costs, in order to provide comparability and consistency with historical operating results.

(4)
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

(5)
Certain discrete tax items. Our non-GAAP financial measures exclude a net tax benefit of $14.0 million in the quarter ended June 30, 2010 associated with a settlement with a taxing authority related to prior years’ tax matters. Management excludes the impact of this item when evaluating the performance of the Company, our business units and management teams, including the determination of management incentive compensation, and when making decisions to allocate resources. Therefore, we exclude this item when presenting non-GAAP financial measures.

Liquidity and Capital Resources
At June 30, 2010, we had $1.5 billion in cash, cash equivalents and investments, approximately 47% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $347.1 million of earnings that we have determined will be invested indefinitely in those operations. Were such earnings to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements. We also had outstanding letters of credit, performance bonds and similar instruments related to various customers, facilities and other obligations at June 30, 2010 of approximately $39.7 million.
At June 30, 2010, we held auction rate securities with a par value of $51.1 million, of which securities with a par value of $39.9 million were classified as available-for-sale and a par value of $11.2 million were classified as trading. The total estimated fair value was $45.2 million and $60.5 million at June 30, 2010 and March 31, 2010, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate the recent lack of liquidity of these investments to have a material impact on our business strategy, financial condition, results of operations or cash flows. Additionally, in November 2008, we entered into a put agreement with a bank from which we have acquired certain auction rate securities with a remaining par value of $11.2 million and an estimated fair value of $10.3 million at June 30, 2010. On July 1, 2010, we exercised our right under this agreement to put the remaining securities of $11.2 million to the bank at par value.

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
Our cash flows for the quarters ended June 30, 2010 and 2009 were:

	Quarter Ended June 30,
	2010	2009
	(In millions)
Net cash provided by operating activities	$167.4	$155.3
Net cash provided by (used in) investing activities	32.4	(158.0)
Net cash used in financing activities	(148.6)	(39.4)
Effect of exchange rate changes on cash and cash equivalents	(9.8)	15.8

Net change in cash and cash equivalents	$41.4	$(26.3)

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities for the quarter ended June 30, 2010 increased by $12.1 million over the prior year quarter, attributable primarily to an increase in net earnings before non-cash expenses (principally depreciation, amortization and share-based compensation expense), partially offset by the net impact of working capital changes.
Cash Flows from Investing Activities
Net cash provided by investing activities for the quarter ended June 30, 2010 was $32.4 million as compared to net cash used in investing activities of $158.0 million for the quarter ended June 30, 2009. This difference was attributable primarily to a decrease in investment purchases and an increase in proceeds from the maturities and sales of investments.
Cash Flows from Financing Activities
Net cash used in financing activities for the quarter ended June 30, 2010 increased by $109.2 million over the prior year quarter. This increase was attributable primarily to an increase in treasury stock acquired, and an increase in stock repurchases to satisfy employee tax withholding obligations.

Treasury Stock Purchases
Our Board of Directors had previously authorized a total of $3.0 billion to repurchase common stock. In April 2010, our Board of Directors authorized an additional $1.0 billion to repurchase stock. During the quarter ended June 30, 2010, we purchased 4.0 million shares for $149.0 million. From the inception of the stock repurchase authorization through June 30, 2010, we have purchased 126.3 million shares for $3.1 billion. At June 30, 2010, there was $920.8 million remaining in the stock repurchase program, which does not have an expiration date. In addition, during the quarter ended June 30, 2010, we repurchased 0.3 million shares for $10.7 million to satisfy employee tax withholding obligations upon the vesting of share-based awards. The repurchase of stock will continue to be funded primarily with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds below for a monthly detail of treasury stock purchases for the quarter ended June 30, 2010.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, share-based compensation, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended March 31, 2010 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the quarter ended June 30, 2010.
New Accounting Pronouncements Not Yet Adopted
In October 2009, the FASB issued new revenue recognition guidance for arrangements that include both software and non-software related deliverables, where certain of those deliverables are non-software related. This guidance requires entities to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third party evidence of the selling price. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for us in the first quarter of fiscal 2012 interim financial statements, with earlier adoption permitted. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
In July 2010, the FASB issued new disclosure guidance related to finance receivables and the related allowances for credit losses. This guidance introduces a greater level of disaggregation based on the underlying characteristics of the finance receivables. The disclosure requirements include, based on the related disaggregation criteria, a rollforward of the allowance for credit losses and the related balance of the finance receivables, significant purchases and sales of finance receivables, and various qualitative disclosures including credit quality, aging, nonaccrual status and impairments. The new guidance is effective for us in the third quarter of fiscal 2011.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations, the impact of changes in interest rates on our investments and long-term borrowings and changes in market prices of our debt and equity securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign currency exchange rate risk management strategy or our portfolio management strategy subsequent to March 31, 2010; therefore, the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our Annual Report on Form 10-K for the year ended March 31, 2010.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), are effective.
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 and Rule 15d-15 under the Exchange Act that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We previously disclosed a lawsuit filed against us by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas, Marshall Division alleging patent infringement. In July 2010, without admitting any liability, we entered into a confidential settlement agreement with Achates Reference Publishing, Inc. which permanently resolves for us and our customers all claims and issues related to the asserted patents.
Item 1A. Risk Factors
There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended March 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased(1)	Share	Program(2)	Program(2)	the Program(2)
April 1-30, 2010	389,432	$39.70	389,200	$15,452,566	$1,054,311,718
May 1-31, 2010	2,233,841	$37.21	2,181,700	81,180,403	$973,131,315
June 1- 30, 2010	1,665,738	$36.80	1,422,800	52,358,220	$920,773,095

Total	4,289,011	$37.31	3,993,700	$148,991,189	$920,773,095

(1)	Includes 295,311 shares of our common stock withheld by us to satisfy employee withholding obligations.

(2)
Our Board of Directors had previously authorized a total of $3.0 billion to repurchase common stock. In April 2010, our Board of Directors authorized an additional $1.0 billion to repurchase stock. At June 30, 2010, approximately $920.8 million remains authorized in this stock repurchase program and the program does not have an expiration date.

Item 6. Exhibits
(a) Exhibits.

3.1	Restated Certificate of Incorporation, as amended, of BMC Software, Inc.

31.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.

July 29, 2010	By:	/s/ ROBERT E. BEAUCHAMP
Robert E. Beauchamp
Chairman of the Board, President and Chief Executive Officer

July 29, 2010	By:	/s/ STEPHEN B. SOLCHER
Stephen B. Solcher
Senior Vice President and Chief Financial Officer

Exhibits
INDEX

3.1	Restated Certificate of Incorporation, as amended, of BMC Software, Inc.

31.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.