Form 10-Q
period 2010-09-30
BMC SOFTWARE INC
filed 2010-10-29
CIK 835729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 26, 2010, there were outstanding 177,674,000 shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.
QUARTER ENDED SEPETMEBER 30, 2010
INDEX

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets at September 30, 2010 (Unaudited) and March 31, 2010	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the quarters and six months ended September 30, 2010 and 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2010 and 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6. Exhibits	33

Signatures	34

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	September 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,477.5	$1,368.6
Short-term investments	—	65.5
Trade accounts receivable, net	215.4	212.3
Trade finance receivables, net	66.7	117.7
Deferred tax assets	38.1	53.7
Other current assets	87.0	87.2

Total current assets	1,884.7	1,905.0
Property and equipment, net	100.2	95.0
Software development costs	171.4	145.5
Long-term investments	51.1	62.4
Long-term trade finance receivables, net	82.3	122.6
Intangible assets, net	119.1	158.8
Goodwill	1,365.3	1,365.6
Other long-term assets	279.5	282.7

Total assets	$4,053.6	$4,137.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35.6	$37.5
Finance payables	9.6	23.0
Accrued liabilities	264.7	324.7
Deferred revenue	948.8	975.9

Total current liabilities	1,258.7	1,361.1
Long-term deferred revenue	806.8	847.2
Long-term borrowings	347.2	340.9
Other long-term liabilities	162.6	200.7

Total liabilities	2,575.3	2,749.9

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	1,009.2	965.4
Retained earnings	2,613.6	2,389.3
Accumulated other comprehensive income	12.1	5.4

	3,637.4	3,362.6
Treasury stock, at cost (71.1 and 67.2 shares)	(2,159.1)	(1,974.9)

Total stockholders’ equity	1,478.3	1,387.7

Total liabilities and stockholders’ equity	$4,053.6	$4,137.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
License	$208.1	$174.0	$379.3	$341.0
Maintenance	252.5	257.4	506.3	508.6
Professional services	41.7	30.4	77.6	62.2

Total revenue	502.3	461.8	963.2	911.8

Operating expenses:
Cost of license revenue	30.8	26.5	62.7	54.6
Cost of maintenance revenue	39.9	36.7	80.6	74.0
Cost of professional services revenue	40.0	31.8	75.7	65.0
Selling and marketing expenses	142.0	130.6	283.3	256.5
Research and development expenses	42.0	41.7	80.0	95.4
General and administrative expenses	52.8	51.2	106.6	105.8
Amortization of intangible assets	8.4	8.0	16.8	16.0
Severance, exit costs and related charges	2.9	0.5	5.9	1.5

Total operating expenses	358.8	327.0	711.6	668.8

Operating income	143.5	134.8	251.6	243.0

Other income (loss), net:
Interest and other income, net	3.8	1.7	4.4	5.3
Interest expense	(4.7)	(5.3)	(9.8)	(10.8)
Gain on investments, net	1.2	1.4	0.2	2.6

Total other income (loss), net	0.3	(2.2)	(5.2)	(2.9)

Earnings before income taxes	143.8	132.6	246.4	240.1
Provision for income taxes	12.0	38.4	21.8	63.5

Net earnings	$131.8	$94.2	$224.6	$176.6

Basic earnings per share	$0.74	$0.51	$1.26	$0.96

Diluted earnings per share	$0.73	$0.50	$1.24	$0.94

Shares used in computing basic earnings per share	178.3	183.5	177.9	183.9

Shares used in computing diluted earnings per share	181.4	187.0	181.2	187.4

Comprehensive income:
Net earnings	$131.8	$94.2	$224.6	$176.6
Net changes in accumulated comprehensive income (net of tax):
Foreign currency translation adjustment	25.5	15.0	6.8	35.0
Unrealized gain (loss) on available-for-sale securities	(0.7)	1.1	(0.1)	1.8

Comprehensive income	$156.6	$110.3	$231.3	$213.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$224.6	$176.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92.8	84.8
Deferred income tax provision	7.6	7.3
Share-based compensation expense	51.0	42.5
Gain on investments, net	(0.2)	(2.6)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(3.0)	44.0
Trade finance receivables	91.4	53.6
Accrued and other current liabilities	(67.1)	(53.1)
Deferred revenue	(67.5)	(93.7)
Other long-term liabilities	(28.8)	—
Other operating assets and liabilities	(6.3)	(10.7)

Net cash provided by operating activities	294.5	248.7

Cash flows from investing activities:
Proceeds from maturities of investments	50.0	225.5
Proceeds from sales of investments	31.6	3.9
Purchases of investments	(3.8)	(221.7)
Cash paid for acquisitions, net of cash acquired, and other investments	—	(24.7)
Capitalization of software development costs	(57.8)	(40.4)
Purchases of property and equipment	(13.1)	(13.8)
Other investing activities	1.0	—

Net cash provided by (used in) investing activities	7.9	(71.2)

Cash flows from financing activities:
Treasury stock acquired	(224.0)	(125.0)
Repurchases of stock to satisfy employee tax withholding obligations	(11.8)	(7.3)
Proceeds from stock options exercised and other	38.2	47.4
Excess tax benefit from share-based compensation expense	5.9	5.4
Repayments of borrowings and capital lease obligations	(6.0)	(9.6)

Net cash used in financing activities	(197.7)	(89.1)

Effect of exchange rate changes on cash and cash equivalents	4.2	26.1

Net change in cash and cash equivalents	108.9	114.5
Cash and cash equivalents, beginning of period	1,368.6	1,023.3

Cash and cash equivalents, end of period	$1,477.5	$1,137.8

Supplemental disclosure of cash flow information:
Cash paid for interest	$11.5	$11.5
Cash paid for income taxes, net of amounts refunded	$42.6	$63.5
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
The fair values of our financial instruments were determined using the following input levels and valuation techniques:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active		Significant
		Markets for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs	Valuation
September 30, 2010	Total	(Level 1)	(Level 2)	(Level 3)	Technique
	(In millions)
Assets
Cash equivalents
Money-market funds	$614.4	$614.4	$—	$—	A
United States Treasury securities	565.0	565.0	—	—	A
Certificates of deposit	50.4	50.4	—	—	A
Long-term investments
Auction rate securities	33.9	—	—	33.9	B
Mutual funds	17.2	17.2	—	—	A
Foreign currency forward contracts	6.6	—	6.6	—	A

Total	$1,287.5	$1,247.0	$6.6	$33.9

Liabilities
Foreign currency forward contracts	$(8.0)	$—	$(8.0)	$—	A

Total	$(8.0)	$—	$(8.0)	$—

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
Level 3 classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would value the asset or liability.
The following tables summarize the activity in Level 3 financial instruments for the quarters and six months ended September 30, 2010 and 2009, respectively:

	Quarter Ended			Six Months Ended
	September 30, 2010			September 30, 2010
	Auction			Auction
	Rate	Put		Rate	Put
	Securities	Option	Total	Securities	Option	Total
Balance at the beginning of the period	$45.2	$0.9	$46.1	$60.5	$1.1	$61.6
Redemption of auction rate securities	(11.4)	—	(11.4)	(27.5)	—	(27.5)
Change in unrealized gain (loss) included in interest and other income, net	0.9	(0.9)	—	1.1	(1.1)	—
Change in unrealized gain (loss) included in other comprehensive income	(0.8)	—	(0.8)	(0.2)	—	(0.2)

Balance at the end of the period	$33.9	$—	$33.9	$33.9	$—	$33.9

	Quarter Ended			Six Months Ended
	September 30, 2009			September 30, 2009
	Auction			Auction
	Rate	Put		Rate	Put
	Securities	Option	Total	Securities	Option	Total
Balance at the beginning of the period	$60.4	$2.6	$63.0	$60.0	$2.0	$62.0
Redemption of auction rate securities	(1.8)	—	(1.8)	(1.8)	—	(1.8)
Change in unrealized gain (loss) included in interest and other income, net	0.7	(0.7)	—	0.1	(0.1)	—
Change in unrealized gain included in other comprehensive income	1.6	—	1.6	2.6	—	2.6

Balance at the end of the period	$60.9	$1.9	$62.8	$60.9	$1.9	$62.8

Investments
Our cash, cash equivalents and investments were comprised of the following:

	September 30, 2010			March 31, 2010
	Cash and			Cash and
	Cash	Short-term	Long-term	Cash	Short-term	Long-term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
	(In millions)
Measured at fair value:
Available-for-sale
United States Treasury securities	$565.0	$—	$—	$200.0	$50.0	$—
Certificates of deposit	50.4	—	—	12.6	—	—
Auction rate securities	—	—	33.9	—	—	45.0
Trading
Mutual funds	—	—	17.2	—	—	17.4
Auction rate securities	—	—	—	—	15.5	—

Total debt and equity investments measured at fair value	615.4	—	51.1	212.6	65.5	62.4

Cash on hand	247.7			398.4	—	—
Money-market funds	614.4	—	—	757.6	—	—

Total cash, cash equivalents and investments	$1,477.5	$—	$51.1	$1,368.6	$65.5	$62.4

Amounts included in accumulated other comprehensive income from available-for-sale securities (pre-tax):
Unrealized losses*	$—	$—	$5.9	$—	$—	$5.7

*	The unrealized losses on available-for-sale securities at September 30, 2010 and March 31, 2010 relate to the auction rate securities.
The following summarizes the underlying contractual maturities of our available-for-sale investments in debt securities at September 30, 2010:

		Fair
	Cost	Value
	(In millions)
Due in one year or less	$615.4	$615.4
Due after ten years	39.8	33.9

Total	$655.2	$649.3

At September 30, 2010, we held auction rate securities with a par value of $39.8 million which were classified as available-for-sale. At March 31, 2010, we held auction rate securities with a total par value of $67.3 million, of which securities with a par value of $50.7 million were classified as available-for-sale and securities with a par value of $16.6 million were classified as trading. The total estimated fair value of our auction rate securities was $33.9 million and $60.5 million at September 30, 2010 and March 31, 2010, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities and the put option discussed below using internally developed models of the expected cash flows of the securities which incorporate assumptions about the expected cash flows of the underlying student loans and estimates of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. Periodically, the issuers of certain of our auction rate securities will redeem portions of our holdings at par value plus accrued interest. During the quarter and six months ended September 30, 2010, we redeemed available-for-sale holdings of $0.2 million and $16.3 million, respectively. During the quarter and six months ended September 30, 2009, we redeemed available-for-sale holdings of $1.8 million and $1.9 million, respectively.

In November 2008, we entered into a put agreement with a bank from which we acquired certain auction rate securities. On July 1, 2010, we exercised our right under this agreement to put the remaining securities subject to this agreement of $11.2 million to the bank at par value. These auction rate securities were classified as short-term investments and trading securities and, accordingly, any changes in the fair value of these securities were recognized in earnings. In addition, we elected the option under GAAP to record the put option at fair value. The fair value adjustments to these auction rate securities and the related put option resulted in minimal net impact to the condensed consolidated statements of operations for the quarters and six months ended September 30, 2010 and 2009.
The unrealized loss on our available-for-sale auction rate securities, which have a fair value of $33.9 million at September 30, 2010, was $5.9 million and was recorded in accumulated other comprehensive income as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and the likelihood we would be required to sell the investments before recovery of our cost basis. These available-for-sale auction rate securities have been in an unrealized loss position greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities are classified as long-term investments at September 30, 2010 and March 31, 2010.
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

The fair value of our outstanding foreign currency forward contracts that closed in a gain position at September 30, 2010 and March 31, 2010 was $6.6 million and $3.5 million, respectively, and was recorded within other current assets in our condensed consolidated balance sheets. The fair value of our outstanding foreign currency forward contracts that closed in a loss position at September 30, 2010 and March 31, 2010 was $8.0 million and $1.0 million, respectively, and was recorded within accrued liabilities in our condensed consolidated balance sheets. The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

	Notional Amount
	September 30,	March 31,
	2010	2010
	(In millions)
Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)

Euro	$129.0	$98.2
Australian dollar	10.6	15.4
Chinese yuan renminbi	6.0	4.6
South Korean won	5.5	6.0
Swiss franc	5.2	2.6
Danish krone	3.3	1.4
New Zealand dollar	2.8	4.5
Brazilian real	—	24.9
Other	5.5	13.3

Total	$167.9	$170.9

Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)

Israeli shekel	$116.9	$78.0
Canadian dollar	20.5	—
Indian rupee	11.1	11.5
Other	3.3	6.0

Total	$151.8	$95.5

The effect of the foreign currency forward contracts for the quarter and six months ended September 30, 2010, was a loss of $4.9 million and a gain of $6.6 million, respectively, which, after including gains and losses on our foreign currency exposure, resulted in a loss of $0.4 million and $2.6 million, respectively, recorded in interest and other income, net. The effect of the foreign currency forward contracts for the quarter and six months ended September 30, 2009, was a loss of $6.5 million and $20.6 million, respectively, which, after including gains and losses on our foreign currency exposure, resulted in a loss of $1.6 million and $2.1 million, respectively, recorded in interest and other income, net.
We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.
Other Financial Instruments
The fair value of the senior unsecured notes due 2018 at September 30, 2010 and March 31, 2010, based on market prices, was $368.0 million and $338.1 million, respectively, compared to the carrying value of $298.6 million and $298.5 million, respectively.
The carrying values of all other financial instruments, consisting primarily of trade and finance receivables, accounts payable and other borrowings, approximate their respective fair values.
A substantial portion of our trade finance receivables are transferred to financial institutions on a non-recourse basis. We utilize wholly-owned finance subsidiaries in these finance receivables transfers. These entities are consolidated into our financial position and results of operations. We account for such transfers as sales in accordance with applicable accounting rules pertaining to the transfer of financial assets and the sale of future revenue when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During the quarter and six months ended September 30, 2010, we transferred $20.0 million and $129.0 million, respectively, of such receivables through these programs. During the quarter and six months ended September 30, 2009, we transferred $53.5 million and $110.3 million, respectively, of such receivables through these programs. Finance receivables are typically transferred within three months after origination and the outstanding principle balance at the time of transfer typically approximates fair value.

(3) Long-Term Borrowings
Long-term borrowings consist of the following:

	September 30,	March 31,
	2010	2010
	(In millions)
Senior unsecured notes due 2018 (net of $1.4 million and $1.5 million of unamortized discount at September 30, 2010 and March 31, 2010, respectively)	$298.6	$298.5
Capital leases and other obligations	68.4	62.6

Total	367.0	361.1
Less current maturities of capital leases and other obligations (included in accrued liabilities)	(19.8)	(20.2)

Long-term borrowings	$347.2	$340.9

At September 30, 2010, we were in compliance with all debt covenants.
(4) Income Taxes
Income tax expense was $12.0 million and $21.8 million for the quarter and six months ended September 30, 2010, respectively, resulting in effective tax rates of 8.3% and 8.8%, respectively. Income tax expense was $38.4 million and $63.5 million for the quarter and six months ended September 30, 2009, respectively, resulting in effective tax rates of 29.0% and 26.4%, respectively. The effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, additional accruals and changes in estimates related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarter and six months ended September 30, 2010, we recorded net tax benefits of $18.0 million and $32.0 million, respectively, associated with tax authority settlements related to prior years’ tax matters, resulting in a decrease in the effective tax rate compared to the quarter and six months ended September 30, 2009. We believe that it is reasonably possible that net tax benefits of up to approximately $25 million, relating to uncertain tax positions, may be recorded during the next twelve months upon the closure of tax periods and effective settlements of prior years’ tax matters with various federal, state and foreign jurisdictions.
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
(5) Share-Based Compensation
During the quarter and six months ended September 30, 2010, we granted 0.1 million and 1.4 million nonvested stock units, respectively, to our executive officers and non-executive employees. The time-based nonvested stock units vest in annual increments over 1 or 3 years.
At September 30, 2010, we had approximately $185.5 million of total unrecognized compensation costs related to share-based awards that are expected to be recognized as expense over a remaining weighted-average period of 2 years.

Share-based compensation expense as recorded in our condensed consolidated statements of operations is summarized as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)
Cost of license revenue	$0.7	$0.5	$1.5	$1.0
Cost of maintenance revenue	2.2	2.4	4.5	4.1
Cost of professional services revenue	1.3	0.9	2.2	1.8
Selling and marketing expenses	8.8	8.0	17.5	15.1
Research and development expenses	2.7	2.2	4.8	4.6
General and administrative expenses	10.2	7.9	20.5	15.9

Total share-based compensation expense	$25.9	$21.9	$51.0	$42.5

(6)	Stockholders’ Equity
Earnings Per Share
The two-class method is utilized for the computation of earnings per share (EPS). The two-class method requires a portion of net income be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Income allocated to these participating securities is excluded from net earnings allocated to common shares, as shown in the table below.
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
The following table summarizes our basic and diluted EPS computations for the quarters and six months ended September 30, 2010 and 2009:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions, except per share data)
Basic earnings per share:
Net earnings	$131.8	$94.2	$224.6	$176.6
Less earnings allocated to participating securities	(0.1)	(0.2)	(0.2)	(0.4)

Net earnings allocated to common shares	$131.7	$94.0	$224.4	$176.2

Weighted average number of common shares outstanding	178.3	183.5	177.9	183.9

Basic earnings per share	$0.74	$0.51	$1.26	$0.96

Diluted earnings per share:
Net earnings	$131.8	$94.2	$224.6	$176.6
Less earnings allocated to participating securities	(0.1)	(0.2)	(0.2)	(0.4)

Net earnings allocated to common shares	$131.7	$94.0	$224.4	$176.2

Weighted average number of common shares outstanding	178.3	183.5	177.9	183.9
Incremental shares from assumed conversions of share-based awards	3.1	3.5	3.3	3.5

Adjusted weighted average number of common shares outstanding	181.4	187.0	181.2	187.4

Diluted earnings per share	$0.73	$0.50	$1.24	$0.94

For the quarters ended September 30, 2010 and 2009, 3.6 million and 5.9 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive. For the six months ended September 30, 2010 and 2009, 3.7 million and 8.1 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive.
Treasury Stock
Our Board of Directors has authorized a total of $4.0 billion to repurchase common stock. During the quarter and six months ended September 30, 2010, we repurchased 2.0 million and 6.0 million shares, respectively, for $75.0 million and $224.0 million, respectively, under these authorizations. At September 30, 2010, approximately $845.7 million remains authorized in the stock repurchase program, which does not have an expiration date. In addition, during the quarter and six months ended September 30, 2010, we repurchased a nominal amount and 0.3 million shares, respectively, for $1.1 million and $11.8 million, respectively, to satisfy employee tax withholding obligations upon the vesting of share-based awards.
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
We also had outstanding letters of credit, performance bonds and similar instruments related to various customers, facilities and other obligations at September 30, 2010 of approximately $42.8 million.
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
We are party to various labor claims brought by certain former international employees alleging that amounts are due to such employees for unpaid commissions and other compensation. The claims are in various stages and are not expected to be fully resolved in the near future. We intend to vigorously contest all of the claims. However, the ultimate outcome of all of the claims cannot be estimated at this time.
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
The table below summarizes segment performance for the quarters and six months ended September 30, 2010 and 2009. The prior year information has been reclassified to conform to our current segment reporting presentation.

	Enterprise	Mainframe
	Service	Service
Quarter Ended September 30, 2010	Management	Management	Consolidated
	(In millions)
Revenue:
License	$131.3	$76.8	$208.1
Maintenance	136.4	116.1	252.5
Professional services	41.7	—	41.7

Total revenue	309.4	192.9	502.3
Direct and allocated indirect segment operating expenses	233.2	77.7	310.9

Segment operating income	76.2	115.2	191.4

Unallocated operating expenses			(47.9)
Other income, net			0.3

Earnings before income taxes			$143.8

	Enterprise	Mainframe
	Service	Service
Quarter Ended September 30, 2009	Management	Management	Consolidated
	(In millions)
Revenue:
License	$105.8	$68.2	$174.0
Maintenance	138.3	119.1	257.4
Professional services	30.4	—	30.4

Total revenue	274.5	187.3	461.8
Direct and allocated indirect segment operating expenses	204.3	82.3	286.6

Segment operating income	70.2	105.0	175.2

Unallocated operating expenses			(40.4)
Other loss, net			(2.2)

Earnings before income taxes			$132.6

	Enterprise	Mainframe
	Service	Service
Six Months Ended September 30, 2010	Management	Management	Consolidated
	(In millions)
Revenue:
License	$244.5	$134.8	$379.3
Maintenance	273.5	232.8	506.3
Professional services	77.6	—	77.6

Total revenue	595.6	367.6	963.2
Direct and allocated indirect segment operating expenses	453.8	161.2	615.0

Segment operating income	141.8	206.4	348.2

Unallocated operating expenses			(96.6)
Other loss, net			(5.2)

Earnings before income taxes			$246.4

	Enterprise	Mainframe
	Service	Service
Six Months Ended September 30, 2009	Management	Management	Consolidated
	(In millions)
Revenue:
License	$202.1	$138.9	$341.0
Maintenance	273.2	235.4	508.6
Professional services	62.2	—	62.2

Total revenue	537.5	374.3	911.8
Direct and allocated indirect segment operating expenses	425.1	163.7	588.8

Segment operating income	112.4	210.6	323.0

Unallocated operating expenses			(80.0)
Other loss, net			(2.9)

Earnings before income taxes			$240.1

(9) Severance, Exit Costs and Related Charges
During the quarter and six months ended September 30, 2010, we recorded charges of $2.9 million and $5.9 million, respectively, related to identified workforce reductions and associated cash separation packages paid or accrued by us, and costs related to the exit of certain facilities. During the quarter and six months ended September 30, 2009, we recorded charges of $0.5 million and $1.5 million, respectively, related to such initiatives.
Activity related to the above initiatives during the six months ended September 30, 2010 is summarized as follows:

	Balance at	Charged	Adjustments	Foreign	Cash Payments,	Balance at
	March 31,	to	to	Currency Exchange	Net of Sublease	September 30,
	2010	Expense	Estimates	Adjustments	Income	2010
	(In millions)
Process and realignment initiatives:
Facilities costs	$1.3	$—	$0.1	$—	$(0.9)	$0.5
General workforce reduction:
Severance and related costs	0.9	5.8	—	0.1	(5.4)	1.4

Total accrued	$2.2	$5.8	$0.1	$0.1	$(6.3)	$1.9

The accruals for severance and related costs at September 30, 2010 represent the amounts to be paid to employees that have been terminated or identified for termination as a result of the initiatives described above. These amounts are expected to be paid during fiscal 2011. We continue to review the impact of these actions and will determine if, based on future operating results, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.

The accruals for facilities costs at September 30, 2010 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates or lease modification dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2015. Projected sublease income is based on management’s estimates, which are subject to change. We may incur additional facilities charges subsequent to September 30, 2010 as a result of the initiatives described above.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
It is important that this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) be read in conjunction with: (i) the attached unaudited condensed consolidated financial statements and notes thereto, (ii) the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2010, and (iii) our discussion of risk and uncertainties included within Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2010.
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

Overview
We executed a solid second quarter of fiscal 2011, driven particularly by strong results within our ESM segment. Select operating metrics for the quarter and six months ended September 30, 2010 included:
•
Total bookings, which represents the contract value of new transactions that we closed and recorded, were $452.9 million for the quarter, representing an increase of $22.4 million, or 5.2%, over the prior year quarter, and for the first half of fiscal 2011 were $895.8 million, representing an increase of $75.3 million, or 9.2%, over the prior year period. Within our ESM segment, where we believe performance is best evaluated on the basis of license bookings, total license bookings for the quarter increased by $35.2 million, or 32.2%, over the prior year quarter, and for the first half of fiscal 2011 increased by $64.0 million, or 35.2%, over the prior year period. Within our MSM segment, where we believe performance is best evaluated based on total and annualized bookings over a trailing twelve months basis, total bookings for the trailing twelve months ended September 30, 2010 increased by $16.5 million, or 2.2%, and on an annualized basis, after normalizing for contract length, increased by $8.1 million, or 3.3%, as compared to the prior year period.

•
Total revenue for the quarter was $502.3 million, representing an increase of $40.5 million, or 8.8%, over the prior year quarter, and for the first half of fiscal 2011 was $963.2 million, representing an increase of $51.4 million, or 5.6%, over the prior year period. The increase for the quarter was reflective of license and professional services revenue increases of $34.1 million, or 19.6% and $11.3 million, or 37.2%, respectively, partially offset by a maintenance revenue decrease of $4.9 million, or 1.9%. The increase for the first half of fiscal 2011 was reflective of license and professional services revenue increases of $38.3 million, or 11.2% and $15.4 million, or 24.8%, respectively, partially offset by a maintenance revenue decrease of $2.3 million, or 0.5%. On a segment basis, total ESM revenue for the quarter increased by $34.9 million, or 12.7% and total MSM revenue increased by $5.6 million, or 3.0%, over the prior year quarter, and for the first half of fiscal 2011 total ESM revenue increased by $58.1 million, or 10.8% and total MSM revenue decreased by $6.7 million, or 1.8%, over the prior year period.

•
Operating income for the quarter was $143.5 million, representing an increase of $8.7 million, or 6.5%, over the prior year quarter, and for the first half of fiscal 2011 was $251.6 million, representing an increase of $8.6 million, or 3.5%, over the prior year period. Non-GAAP operating income for the quarter was $191.4 million, representing an increase of $16.2 million, or 9.2%, over the prior year quarter, and for the first half of fiscal 2011 was $348.2 million, representing an increase of $25.2 million, or 7.8%, over the prior year period.

•
Net earnings for the quarter was $131.8 million, representing an increase of $37.6 million, or 39.9%, over the prior year quarter, and for the first half of fiscal 2011 was $224.6, representing an increase of $48.0 million, or 27.2%, over the prior year period. Non-GAAP net earnings was $148.1 million, representing an increase of $24.8 million, or 20.1%, over the prior year quarter, and for the first half of fiscal 2011 was $261.7 million, representing an increase of $27.8, or 11.9%, over the prior year period.

•
Diluted earnings per share for the quarter was $0.73, representing an increase of $0.23 per share, or 46.0%, over the prior year quarter, and for the first half of fiscal 2011 was $1.24, representing an increase of $0.30 per share, or 31.9%, over the prior year period. Non-GAAP diluted earnings per share was $0.82, representing an increase of $0.16 per share, or 24.2%, over the prior year quarter, and for the first half of fiscal 2011 was $1.44, representing an increase of $0.19 per share, or 15.2%, over the prior year period.

•
Cash flows from operations for the six months ended September 30, 2010 were $294.5 million, representing an increase of $45.8 million, or 18.4%, over the prior year period. We closed out the quarter with a strong balance sheet at September 30, 2010, including $1.5 billion in cash, cash equivalents and investments and $1.8 billion in deferred revenue.

We continue to invest in our technology leadership, including in the areas of cloud computing, virtualization and software-as-a-service, as we continue to strengthen our technology platform through ongoing product development efforts in each of our businesses.
We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter and six months ended September 30, 2010, we purchased 2.0 million and 6.0 million shares, respectively, for $75.0 million and $224.0 million, respectively.
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

	Percentage of Total Revenue
	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue:
License	41.4%	37.7%	39.4%	37.4%
Maintenance	50.3%	55.7%	52.6%	55.8%
Professional services	8.3%	6.6%	8.0%	6.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenue	6.1%	5.7%	6.5%	6.0%
Cost of maintenance revenue	7.9%	7.9%	8.4%	8.1%
Cost of professional services revenue	8.0%	6.9%	7.9%	7.1%
Selling and marketing expenses	28.3%	28.3%	29.4%	28.1%
Research and development expenses	8.4%	9.0%	8.3%	10.5%
General and administrative expenses	10.5%	11.1%	11.1%	11.6%
Amortization of intangible assets	1.7%	1.7%	1.7%	1.8%
Severance, exit costs and related charges	0.6%	0.1%	0.6%	0.2%
Total operating expenses	71.5%	70.8%	73.9%	73.3%
Operating income	28.5%	29.2%	26.1%	26.7%
Other income (loss), net	0.1%	(0.5)%	(0.5)%	(0.3)%
Earnings before income taxes	28.6%	28.7%	25.6%	26.3%
Provision for income taxes	2.4%	8.3%	2.3%	7.0%
Net earnings	26.2%	20.4%	23.3%	19.4%

Revenue
The following table provides information regarding software license and software maintenance revenue for the quarters and six months ended September 30, 2010 and 2009:

	Quarter Ended			Six Months Ended
	September 30,			September 30,
Software License Revenue	2010	2009	% Change	2010	2009	% Change
	(In millions)			(In millions)
Enterprise Service Management	$131.3	$105.8	24.1%	$244.5	$202.1	21.0%
Mainframe Service Management	76.8	68.2	12.6%	134.8	138.9	(3.0)%

Total software license revenue	$208.1	$174.0	19.6%	$379.3	$341.0	11.2%

	Quarter Ended			Six Months Ended
	September 30,			September 30,
Software Maintenance Revenue	2010	2009	% Change	2010	2009	% Change
	(In millions)			(In millions)
Enterprise Service Management	$136.4	$138.3	(1.4)%	$273.5	$273.2	0.1%
Mainframe Service Management	116.1	119.1	(2.5)%	232.8	235.4	(1.1)%

Total software maintenance revenue	$252.5	$257.4	(1.9)%	$506.3	$508.6	(0.5)%

	Quarter Ended			Six Months Ended
	September 30,			September 30,
Total Software Revenue	2010	2009	% Change	2010	2009	% Change
	(In millions)			(In millions)
Enterprise Service Management	$267.7	$244.1	9.7%	$518.0	$475.3	9.0%
Mainframe Service Management	192.9	187.3	3.0%	367.6	374.3	(1.8)%

Total software revenue	$460.6	$431.4	6.8%	$885.6	$849.6	4.2%

Software License Revenue
License revenue for the quarter ended September 30, 2010 was $208.1 million, an increase of $34.1 million, or 19.6%, over the prior year quarter. This increase was attributable to increases in our ESM and MSM segment license revenues, as further discussed below. Recognition of license revenue that was deferred in prior periods was comparable for the quarter ended September 30, 2010 to the prior year quarter. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 51% in the current quarter as compared to 44% in the prior year quarter. During the quarter ended September 30, 2010, we closed 43 transactions with license values over $1 million, with a total license value of $134.4 million, compared with 32 transactions with license values over $1 million, with a total license value of $92.2 million, in the prior year quarter.
License revenue for the six months ended September 30, 2010 was $379.3 million, an increase of $38.3 million, or 11.2%, over the prior year period. This increase was attributable to an increase in our ESM segment license revenue, partially offset by a decrease in our MSM segment license revenue, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $3.8 million for the six months ended September 30, 2010 as compared to the prior year period. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 53% in the current period as compared to 55% in the prior year period. During the six months ended September 30, 2010, we closed 62 transactions with license values over $1 million, with a total license value of $198.6 million, compared with 50 transactions with license values over $1 million, with a total license value of $123.8 million, in the prior year period.
ESM license revenue was $131.3 million, or 63.1%, and $244.5 million, or 64.5%, of our total license revenue for the quarter and six months ended September 30, 2010, respectively, and $105.8 million, or 60.8%, and $202.1 million, or 59.3%, of our total license revenue for the quarter and six months ended September 30, 2009, respectively. ESM license revenue for the quarter ended September 30, 2010 increased by $25.5 million, or 24.1%, over the prior year quarter. ESM license revenue for the six months ended September 30, 2010 increased by $42.4 million, or 21.0%, over the prior year period. These increases are primarily due to an increase in the amount of upfront license revenue recognized in connection with new transactions, along with an increase in the recognition of previously deferred license revenue.

MSM license revenue was $76.8 million, or 36.9%, and $134.8 million, or 35.5%, of our total license revenue for the quarter and six months ended September 30, 2010, respectively, and $68.2 million, or 39.2%, and $138.9 million, or 40.7%, of our total license revenue for the quarter and six months ended September 30, 2009, respectively. MSM license revenue for the quarter ended September 30, 2010 increased by $8.6 million, or 12.6%, over the prior year quarter, primarily due to an increase in the amount of upfront license revenue recognized in connection with new transactions, partially offset by a decrease in the recognition of previously deferred license revenue. MSM license revenue for the six months ended September 30, 2010 decreased by $4.1 million, or 3.0%, from the prior year period, primarily due to a decrease in the recognition of previously deferred license revenue as well as a decrease in the amount of upfront license revenue recognized in connection with new transactions.
Deferred License Revenue
For the quarters and six months ended September 30, 2010 and 2009, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)
Deferrals of license revenue	$107.2	$100.2	$166.0	$127.7
Recognition from deferred license revenue	(96.1)	(96.2)	(190.4)	(186.6)
Impact of foreign currency exchange rate changes	1.8	2.0	1.0	4.2

Net increase (decrease) in deferred license revenue	$12.9	$6.0	$(23.4)	$(54.7)

Deferred license revenue balance at end of period	$600.8	$556.2	$600.8	$556.2
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
Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable. At September 30, 2010, the deferred license revenue balance was $600.8 million. Estimated deferred license revenue that we expect to recognize in future periods at September 30, 2010 is (in millions):

Remainder of fiscal 2011	$182.1
Fiscal 2012	222.1
Fiscal 2013 and thereafter	196.6

$600.8

Software Maintenance Revenue
Maintenance revenue for the quarter ended September 30, 2010 was $252.5 million, a decrease of $4.9 million, or 1.9%, from the prior year quarter, due to decreases in both ESM and MSM maintenance revenue, as discussed below. Maintenance revenue for the six months ended September 30, 2010 was $506.3 million, a decrease of $2.3 million, or 0.5%, from the prior year period due to a decrease in MSM maintenance revenue, partially offset by a slight increase in ESM maintenance revenue, as discussed below.

ESM maintenance revenue was $136.4 million, or 54.0%, and $273.5 million, or 54.0%, of our total maintenance revenue for the quarter and six months ended September 30, 2010, respectively, and $138.3 million, or 53.7%, and $273.2 million, or 53.7%, of our total maintenance revenue for the quarter and six months ended September 30, 2009, respectively. ESM maintenance revenue for the quarter ended September 30, 2010 decreased by $1.9 million, or 1.4%, from the prior year quarter. ESM maintenance revenue for the six months ended September 30, 2010 increased by $0.3 million, or 0.1%, over the prior year period.
MSM maintenance revenue was $116.1 million, or 46.0%, and $232.8 million, or 46.0%, of our total maintenance revenue for the quarter and six months ended September 30, 2010, respectively, and $119.1 million, or 46.3%, and $235.4 million, or 46.3%, of our total maintenance revenue for the quarter and six months ended September 30, 2009, respectively. MSM maintenance revenue for the quarter ended September 30, 2010 decreased by $3.0 million, or 2.5%, from the prior year quarter. MSM maintenance revenue for the six months ended September 30, 2010 decreased by $2.6 million, or 1.1%, from the prior year period.
Deferred Maintenance Revenue
At September 30, 2010, the deferred maintenance revenue balance was $1.1 billion. Estimated deferred maintenance revenue that we expect to recognize in future periods at September 30, 2010 is (in millions):

Remainder of fiscal 2011	$375.0
Fiscal 2012	403.6
Fiscal 2013 and thereafter	347.3

$1,125.9

Domestic vs. International Revenue

	Quarter Ended			Six Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
	(In millions)			(In millions)
License:
Domestic	$97.9	$90.6	8.1%	$185.5	$176.7	5.0%
International	110.2	83.4	32.1%	193.8	164.3	18.0%

Total license revenue	208.1	174.0	19.6%	379.3	341.0	11.2%

Maintenance:
Domestic	137.5	140.6	(2.2)%	277.3	279.0	(0.6)%
International	115.0	116.8	(1.5)%	229.0	229.6	(0.3)%

Total maintenance revenue	252.5	257.4	(1.9)%	506.3	508.6	(0.5)%

Professional services:
Domestic	20.2	14.2	42.3%	37.9	30.1	25.9%
International	21.5	16.2	32.7%	39.7	32.1	23.7%

Total professional services revenue	41.7	30.4	37.2%	77.6	62.2	24.8%

Total domestic revenue	255.6	245.4	4.2%	500.7	485.8	3.1%
Total international revenue	246.7	216.4	14.0%	462.5	426.0	8.6%

Total revenue	$502.3	$461.8	8.8%	$963.2	$911.8	5.6%

We estimate that the effect of foreign currency exchange rate fluctuations on our international revenue resulted in an approximate $0.4 million reduction in revenue for the quarter ended September 30, 2010, and an approximate $2.6 million increase in revenue for the six months ended September 30, 2010, respectively, compared to the prior year periods, on a constant currency basis.

Domestic License Revenue
Domestic license revenue was $97.9 million, or 47.0%, and $185.5 million, or 48.9%, of our total license revenue for the quarter and six months ended September 30, 2010, respectively, and $90.6 million, or 52.1%, and $176.7 million, or 51.8%, of our total license revenue for the quarter and six months ended September 30, 2009, respectively. Domestic license revenue for the quarter ended September 30, 2010 increased by $7.3 million, or 8.1%, over the prior year quarter, due to a $12.2 million increase in ESM license revenue, partially offset by a $4.9 million decrease in MSM license revenue. Domestic license revenue for the six months ended September 30, 2010 increased by $8.8 million, or 5.0%, over the prior year period, due to a $20.0 million increase in ESM license revenue, partially offset by a $11.2 million decrease in MSM license revenue.
International License Revenue
International license revenue was $110.2 million, or 53.0%, and $193.8 million, or 51.1%, of our total license revenue for the quarter and six months ended September 30, 2010, respectively, and $83.4 million, or 47.9%, and $164.3 million or 48.2%, of our total license revenue for the quarter and six months ended September 30, 2009, respectively.
International license revenue for the quarter ended September 30, 2010 increased by $26.8 million, or 32.1%, over the prior year quarter, due to a $13.4 million increase in ESM license revenue and a $13.4 million increase in MSM license revenue. The ESM license revenue increase was attributable to increases of $9.0 million and $2.0 million in our Europe, Middle East and Africa (EMEA) and Asia Pacific markets, respectively, as well as a combined increase of $2.4 million in our other international markets. The MSM license revenue increase was attributable to an increase of $10.2 million in our Canada market and a combined $3.2 million increase in our other international markets.
International license revenue for the six months ended September 30, 2010 increased by $29.5 million, or 18.0%, over the prior year period, due to a $22.4 million increase in ESM license revenue and a $7.1 million increase in MSM license revenue. The ESM license revenue increase was attributable to increases of $11.7 million and $4.8 million in our EMEA and Asia Pacific markets, respectively, and a combined $5.9 million increase in our other international markets. The MSM license revenue increase was attributable to a $10.7 million increase in our Canada market, offset by a combined $3.6 million decrease in our other international markets.
Domestic Maintenance Revenue
Domestic maintenance revenue was $137.5 million, or 54.5%, and $277.3 million, or 54.8%, of our total maintenance revenue for the quarter and six months ended September 30, 2010, respectively, and $140.6 million, or 54.6%, and $279.0 million, or 54.9%, of our total maintenance revenue for the quarter and six months ended September 30, 2009, respectively. Domestic maintenance revenue for the quarter ended September 30, 2010 decreased by $3.1 million, or 2.2%, from the prior year quarter, due to decreases of $1.9 million and $1.2 million in MSM and ESM maintenance revenue, respectively. Domestic maintenance revenue for the six months ended September 30, 2010 decreased by $1.7 million, or 0.6%, from the prior year period, due to a $2.0 million decrease in ESM maintenance revenue, partially offset by a $0.3 million increase in MSM maintenance revenue.
International Maintenance Revenue
International maintenance revenue was $115.0 million, or 45.5%, and $229.0 million, or 45.2%, of our total maintenance revenue for the quarter and six months ended September 30, 2010, respectively, and $116.8 million, or 45.4%, and $229.6 million, or 45.1%, of our total maintenance revenue for the quarter and six months ended September 30, 2009, respectively.
International maintenance revenue for the quarter ended September 30, 2010 decreased by $1.8 million, or 1.5%, from the prior year quarter, due to decreases of $1.1 million and $0.7 million in MSM and ESM maintenance revenue, respectively. The MSM maintenance revenue decrease was attributable to a decrease of $1.8 million in our EMEA market, partially offset by a combined increase of $0.7 million in our other international markets. The ESM maintenance revenue decrease was attributable to a decrease of $1.9 million in our EMEA market, partially offset by a combined increase of $1.2 million in our other international markets.
International maintenance revenue for the six months ended September 30, 2010 decreased by $0.6 million, or 0.3%, from the prior year period, due to a $2.8 million decrease in MSM maintenance revenue, partially offset by a $2.2 million increase in ESM maintenance revenue. The MSM maintenance revenue decrease was attributable to a decrease of $5.4 million in our EMEA market, partially offset by a combined increase of $2.6 million in our other international markets. The ESM maintenance revenue increase was attributable to an increase of $1.6 million in our Asia Pacific market and a combined increase of $0.6 million in our other international markets.

Professional Services Revenue
Professional services revenue for the quarter ended September 30, 2010 increased by $11.3 million, or 37.2%, over the prior year quarter, which is reflective of a $6.0 million, or 42.3%, increase in domestic professional services revenue and a $5.3 million, or 32.7%, increase in international professional services revenue. Professional services revenue for the six months ended September 30, 2010 increased by $15.4 million, or 24.8%, over the prior year period, which is reflective of a $7.8 million, or 25.9%, increase in domestic professional services revenue and a $7.6 million, or 23.7%, increase in international professional services revenue period over period. These increases were attributable primarily to increases in implementation, consulting and education services revenue period over period.
Operating Expenses

	Quarter Ended			Six Months Ended
	September 30,			September 30,
	2010	2009	% Change	2010	2009	% Change
	(In millions)			(In millions)
Cost of license revenue	$30.8	$26.5	16.2%	$62.7	$54.6	14.8%
Cost of maintenance revenue	39.9	36.7	8.7%	80.6	74.0	8.9%
Cost of professional services revenue	40.0	31.8	25.8%	75.7	65.0	16.5%
Selling and marketing expenses	142.0	130.6	8.7%	283.3	256.5	10.4%
Research and development expenses	42.0	41.7	0.7%	80.0	95.4	(16.1)%
General and administrative expenses	52.8	51.2	3.1%	106.6	105.8	0.8%
Amortization of intangible assets	8.4	8.0	5.0%	16.8	16.0	5.0%
Severance, exit costs and related charges	2.9	0.5	480.0%	5.9	1.5	293.3%

Total operating expenses	$358.8	$327.0	9.7%	$711.6	$668.8	6.4%

We estimate that the effect of foreign currency exchange rate fluctuations on our international operating expenses resulted in an approximate $3.0 million and $4.2 million reduction in operating expenses for the quarter and six months ended September 30, 2010, respectively, as compared to the prior year periods, on a constant currency basis.
Cost of License Revenue
Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For the quarter and six months ended September 30, 2010, cost of license revenue was $30.8 million and $62.7 million, respectively, representing 6.1% and 6.5% of total revenue and 14.8% and 16.5% of license revenue, respectively. For the quarter and six months ended September 30, 2009, cost of license revenue was $26.5 million and $54.6 million, respectively, representing 5.7% and 6.0% of total revenue and 15.2% and 16.0% of license revenue, respectively.
Cost of license revenue for the quarter ended September 30, 2010 increased by $4.3 million, or 16.2%, over the prior year quarter. This increase was attributable primarily to $3.0 million increase in the amortization of capitalized software development costs.
Cost of license revenue for the six months ended September 30, 2010 increased by $8.1 million, or 14.8%, over the prior year period. This increase was attributable primarily to a $5.1 million increase in the amortization of capitalized software development costs and a $2.9 million net increase in the amortization of acquired technology, principally resulting from fiscal 2010 acquisitions.
Cost of Maintenance Revenue
Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the quarter and six months ended September 30, 2010, cost of maintenance revenue was $39.9 million, or 7.9%, and $80.6 million, or 8.4%, of total revenue, respectively, and 15.8% and 15.9% of maintenance revenue, respectively. For the quarter and six months ended September 30, 2009, cost of maintenance revenue was $36.7 million and $74.0 million, respectively, representing 7.9% and 8.1% of total revenue and 14.3% and 14.5% of maintenance revenue, respectively.

Cost of maintenance revenue for the quarter ended September 30, 2010 increased by $3.2 million, or 8.7%, over the prior year quarter attributable to a $2.4 million increase in personnel and related costs allocated to maintenance projects, including third party subcontracting fees, and a $0.8 million net increase in other expenses.
Cost of maintenance revenue for the six months ended September 30, 2010 increased by $6.6 million, or 8.9%, over the prior year period attributable to a $4.6 million increase in personnel and related costs allocated to maintenance projects, including third party subcontracting fees, and a $2.0 million net increase in other expenses.
Cost of Professional Services Revenue
Cost of professional services revenue consists primarily of salaries, related personnel costs and third party fees associated with implementation, consulting and education services that we provide to our customers and the related infrastructure to support this business. For the quarter and six months ended September 30, 2010, cost of professional services revenue was $40.0 million, or 8.0%, and $75.7 million, or 7.9%, of total revenue, respectively, and 95.9% and 97.6% of professional services revenue, respectively. For the quarter and six months ended September 30, 2009, cost of professional services revenue was $31.8 million and $65.0 million, respectively, representing 6.9% and 7.1% of total revenue and 104.6% and 104.5% of professional services revenue, respectively.
Cost of professional services revenue for the quarter ended September 30, 2010 increased by $8.2 million, or 25.8%, over the prior year quarter. This increase was attributable primarily to a $5.4 million increase in third party subcontracting fees and a $2.2 million increase in personnel and related costs.
Cost of professional services revenue for the six months ended September 30, 2010 increased by $10.7 million, or 16.5%, over the prior year period. This increase was attributable to a $6.4 million increase in third party subcontracting fees, a $3.2 million increase in personnel and related costs and a $1.1 million increase in other expenses.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarter and six months ended September 30, 2010, selling and marketing expenses were $142.0 million, or 28.3%, and $283.3 million, or 29.4%, of total revenue, respectively. For the quarter and six months ended September 30, 2009, selling and marketing expenses were $130.6 million, or 28.3%, and $256.5 million, or 28.1%, of total revenue, respectively.
Selling and marketing expenses for the quarter ended September 30, 2010 increased by $11.4 million, or 8.7%, over the prior year quarter. This increase was attributable to a $12.9 million increase in sales personnel costs, due to an increase in sales personnel headcount and related variable compensation expense, partially offset by a $1.5 million decrease in other expenses.
Selling and marketing expenses for the six months ended September 30, 2010 increased by $26.8 million, or 10.4%, over the prior year period. This increase was attributable primarily to a $22.8 million increase in sales personnel costs, due to an increase in sales personnel headcount and related variable compensation expense and a $4.7 million increase in travel expenses.
Research and Development Expenses
Research and development expenses consist primarily of salaries and personnel costs related to software developers and development support personnel, including software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For the quarter and six months ended September 30, 2010, research and development expenses were $42.0 million, or 8.4%, and $80.0 million, or 8.3%, of total revenue, respectively. For the quarter and six months ended September 30, 2009, research and development expenses were $41.7 million, or 9.0%, and $95.4 million, or 10.5%, of total revenue, respectively.
Research and development expenses for the quarter ended September 30, 2010 increased nominally over the prior year quarter.
Research and development expenses for the six months ended September 30, 2010 decreased by $15.4 million, or 16.1%, from the prior year period. This decrease was attributable to an $18.1 million period over period increase in capitalized research and development costs related to software development projects, offset by a $2.7 million net increase in other expenses.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. For the quarter and six month ended September 30, 2010, general and administrative expenses were $52.8 million, or 10.5%, and $106.6 million, or 11.1%, of total revenue, respectively. For the quarter and six month ended September 30, 2009, general and administrative expenses were $51.2 million, or 11.1%, and $105.8 million, or 11.6%, of total revenue, respectively.
General and administrative expenses for the quarter ended September 30, 2010 increased by $1.6 million, or 3.1%, over the prior year quarter. This increase was attributable to a $2.6 million net increase in personnel costs, partially offset by a $1.0 million net reduction in professional fees.
General and administrative expenses for the six months ended September 30, 2010 increased by $0.8 million, or 0.8%, over the prior year period. This increase was attributable to a $6.5 million net increase in personnel costs, partially offset by a $2.2 million reduction in professional fees and a $3.5 million net reduction in other expenses.
Amortization of Intangible Assets
Amortization of intangible assets consists primarily of the amortization of finite-lived acquired technology and customer relationships in connection with acquisitions. Amortization of intangible assets for the quarter and six months ended September 30, 2010 increased by $0.4 million, or 5.0% and $0.8 million, or 5.0%, respectively, over the prior year periods. These increases were attributable primarily to amortization associated with intangible assets acquired in connection with our fiscal 2010 acquisitions.
Severance, Exit Costs and Related Charges
During the quarter and six months ended September 30, 2010, we recorded charges of $2.9 million and $5.9 million, respectively, related to identified workforce reduction and associated cash separation packages paid or accrued by us, and costs related to the exit of certain facilities. During the quarter and six months ended September 30, 2009, we recorded charges of $0.5 million and $1.5 million, respectively, related to such initiatives. While we will reduce future operating expenses as a result of these actions, we anticipate that these reductions will be substantially offset by incremental personnel-related expenses due to headcount growth in strategic areas. We will continue to evaluate additional actions that may be necessary in the future to achieve our business goals.
Other Income (Loss), Net
Other income (loss), net, consists primarily of interest expense on our senior unsecured notes due 2018 and capital leases, interest earned, realized gains and losses on investments, and net foreign currency impacts.
Other income (loss), net, for the quarter and six months ended September 30, 2010, was income of $0.3 million and a loss of $5.2 million, respectively, and losses of $2.2 million and $2.9 million for the quarter and six months ended September 30, 2009, respectively.
Other income (loss), net for the quarter ended September 30, 2010 increased by $2.5 million, or 113.6%, over the prior year quarter. This change was attributable primarily to a $1.3 million decrease in foreign currency losses and a $1.2 million net increase in other income. Other income (loss), net for the six months ended September 30, 2010 decreased by $2.3 million, or 89.3%, over the prior year period. This change was attributable primarily to a net decrease of $2.5 million in the value of the assets supporting our deferred compensation program.
Income Taxes
We recorded income tax expense of $12.0 million and $21.8 million for the quarter and six months ended September 30, 2010, respectively, resulting in an effective tax rate of 8.3% and 8.8%, respectively. Income tax expense was $38.4 million and $63.5 million for the quarter and six months ended September 30, 2009, respectively, resulting in effective tax rates of 29.0% and 26.4%, respectively. The effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, additional accruals and changes in estimates related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarter and six months ended September 30, 2010, we recorded net tax benefits of $18.0 million and $32.0 million, respectively, associated with tax authority settlements related to prior years’ tax matters, resulting in a decrease in the effective tax rate compared to the quarter and six months ended September 30, 2009.

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
While we believe that these non-GAAP financial measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Items such as share-based compensation expense; the amortization of intangible assets; severance, exit costs and related charges; as well as the related tax impacts of these items; and certain discrete tax items that are excluded from our non-GAAP financial measures can have a material impact on net earnings. As a result, these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, net earnings, cash flow from operations or other measures of performance prepared in accordance with GAAP. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reviewing the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measure. Investors are encouraged to review the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures below.

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Operating income:
GAAP operating income	$143.5	$134.8	$251.6	$243.0
Share-based compensation expense (1)	25.9	21.9	51.0	42.5
Amortization of intangible assets (2)	19.1	18.0	39.7	36.0
Severance, exit costs and related charges (3)	2.9	0.5	5.9	1.5

Non-GAAP operating income	$191.4	$175.2	$348.2	$323.0

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Net earnings:
GAAP net earnings	$131.8	$94.2	$224.6	$176.6
Share-based compensation expense (1)	25.9	21.9	51.0	42.5
Amortization of intangible assets (2)	19.1	18.0	39.7	36.0
Severance, exit costs and related charges (3)	2.9	0.5	5.9	1.5
Provision for income taxes on above pre-tax non-GAAP adjustments (4)	(13.6)	(11.3)	(27.5)	(22.7)
Certain discrete tax items (5)	(18.0)	—	(32.0)	—

Non-GAAP net earnings	$148.1	$123.3	$261.7	$233.9

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Diluted earnings per share*:
GAAP diluted earnings per share	$0.73	$0.50	$1.24	$0.94
Share-based compensation expense (1)	0.14	0.12	0.28	0.23
Amortization of intangible assets (2)	0.11	0.10	0.22	0.19
Severance, exit costs and related charges (3)	0.02	—	0.03	0.01
Provision for income taxes on above pre-tax non-GAAP adjustments (4)	(0.07)	(0.06)	(0.15)	(0.12)
Certain discrete tax items (5)	(0.10)	—	(0.18)	—

Non-GAAP diluted earnings per share*	$0.82	$0.66	$1.44	$1.25

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

(4)
Provision for income taxes on above pre-tax non-GAAP adjustments. Our non-GAAP financial measures exclude the tax impact of the above pre-tax non-GAAP adjustments. This amount is calculated using the tax rates of each country to which these pre-tax non-GAAP adjustments relate. Management excludes the non-GAAP adjustments on a net-of-tax basis in evaluating our performance. Therefore, we exclude the tax impact of these charges when presenting non-GAAP financial measures.

(5)
Certain discrete tax items. Our non-GAAP financial measures exclude net tax benefits of $18.0 million and $32.0 million in the quarter and six months ended September 30, 2010, respectively, associated with tax authority settlements related to prior years’ tax matters. Management excludes the impact of this item when evaluating the performance of the Company, our business units and management teams, including the determination of management incentive compensation, and when making decisions to allocate resources. Therefore, we exclude this item when presenting non-GAAP financial measures.

Liquidity and Capital Resources
At September 30, 2010, we had $1.5 billion in cash, cash equivalents and investments, approximately 42.5% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $391.2 million of earnings that we have determined will be invested indefinitely in those operations. Were such earnings to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements. We also had outstanding letters of credit, performance bonds and similar instruments related to various customers, facilities and other obligations at September 30, 2010 of approximately $42.8 million.
At September 30, 2010, we held auction rate securities with a par value of $39.8 million which were classified as available-for-sale. At March 31, 2010, we held auction rate securities with a total par value of $67.3 million, of which securities with a par value of $50.7 million were classified as available-for-sale and securities with a par value of $16.6 million were classified as trading. The total estimated fair value of our auction rate securities was $33.9 million and $60.5 million at September 30, 2010 and March 31, 2010, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate that the lack of liquidity of these investments will have a material impact on our business strategy, financial condition, results of operations or cash flows. Periodically, the issuers of certain of our auction rate securities will redeem portions of our holdings at par value plus accrued interest. During the quarter and six months ended September 30, 2010, we redeemed holdings of $0.2 million and $16.3 million, respectively. During the quarter and six months ended September 30, 2009, we redeemed holdings of $1.8 million and $1.9 million, respectively. Additionally, in November 2008, we entered into a put agreement with a bank from which we acquired certain auction rate securities. On July 1, 2010, we exercised our right under this agreement to put the remaining securities subject to this agreement of $11.2 million to the bank at par value.
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

We may from time to time seek to repurchase or retire securities, including outstanding borrowings and equity securities, in open market repurchases, unsolicited or solicited privately negotiated transactions or in such other manner as will comply with the provisions of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the rules and regulations thereunder. Such repurchases or exchanges, if any, will depend on a number of factors, including, but not limited to, prevailing market conditions, our liquidity requirements and contractual restrictions, if applicable. The amount of repurchases, which is subject to management discretion, may be material and may change from period to period.
Our cash flows for the six months ended September 30, 2010 and 2009 were:

	Six Months Ended
	September 30,
	2010	2009
	(In millions)
Net cash provided by operating activities	$294.5	$248.7
Net cash provided by (used in) investing activities	7.9	(71.2)
Net cash used in financing activities	(197.7)	(89.1)
Effect of exchange rate changes on cash and cash equivalents	4.2	26.1

Net change in cash and cash equivalents	$108.9	$114.5

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities for the six months ended September 30, 2010 increased by $45.8 million over the prior year period, attributable primarily to an increase in net earnings before non-cash expenses (principally depreciation and amortization and share-based compensation expense), offset by the net impact of working capital changes.
Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended September 30, 2010 was $7.9 million as compared to net cash used in investing activities of $71.2 million for the six months ended September 30, 2009. This difference was attributable primarily to a decrease in investment purchases and a decrease in cash expended in the prior period for our acquisition of MQSoftware, offset by a decrease in proceeds from the maturities and sales of investments.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended September 30, 2010 increased by $108.6 million over the prior year period. This increase was attributable primarily to an increase in treasury stock acquired.
Treasury Stock Purchases
Our Board of Directors has authorized a total of $4.0 billion to repurchase common stock. During the quarter and six months ended September 30, 2010, we purchased 2.0 million and 6.0 million shares, respectively, for $75.0 million and $224.0 million, respectively. From the inception of the stock repurchase authorization through September 30, 2010, we have purchased 128.3 million shares for $3.2 billion. At September 30, 2010, there was $845.7 million remaining in the stock repurchase program, which does not have an expiration date. In addition, during the quarter and six months ended September 30, 2010, we repurchased a nominal amount and 0.3 million shares, respectively, for $1.1 million and $11.8 million, respectively, to satisfy employee tax withholding obligations upon the vesting of share-based awards. The repurchase of stock will continue to be funded primarily with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds below for a monthly detail of treasury stock purchases for the quarter ended September 30, 2010.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, share-based compensation, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended March 31, 2010 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the six months ended September 30, 2010.

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
Available Information
Our internet website address is http://www.bmc.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.
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
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 and Rule 15d-15 under the Exchange Act that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There are no items that require disclosure under this Item.
Item 1A. Risk Factors
There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended March 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased (1)	Share	Program (2)	Program (2)	the Program (2)
July 1 – 31, 2010	625,749	$36.67	623,400	$22,857,210	$897,915,884
August 1 – 31, 2010	798,874	$36.13	773,000	27,930,345	$869,985,539
September 1 – 30, 2010	630,412	$38.58	628,300	24,240,092	$845,745,447

Total	2,055,035	$37.06	2,024,700	$75,027,647	$845,745,447

(1)	Includes 30,335 shares of our common stock withheld by us to satisfy employee withholding obligations.

(2)
Our Board of Directors has authorized a total of $4.0 billion to repurchase common stock. At September 30, 2010, approximately $845.7 million remains authorized in this stock repurchase program and the program does not have an expiration date.

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

BMC SOFTWARE, INC.
October 29, 2010	By:	/s/ ROBERT E. BEAUCHAMP
Robert E. Beauchamp
Chairman of the Board, President and Chief Executive Officer

October 29, 2010	By:	/s/ STEPHEN B. SOLCHER
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