Form 10-Q
period 2010-12-31
BMC SOFTWARE INC
filed 2011-02-03
CIK 835729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 31, 2011, there were 178,621,000 outstanding shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.
QUARTER ENDED DECEMBER 31, 2010
INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2010 (Unaudited) and March 31, 2010	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the quarters and nine months ended December 31, 2010 and 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	36

Signatures	37

Exhibit 10.41
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,544.1	$1,368.6
Short-term investments	2.8	65.5
Trade accounts receivable, net	321.0	212.3
Trade finance receivables, net	63.9	117.7
Deferred tax assets	38.5	53.7
Other current assets	88.3	87.2

Total current assets	2,058.6	1,905.0
Property and equipment, net	97.0	95.0
Software development costs, net	185.3	145.5
Long-term investments	53.5	62.4
Long-term trade finance receivables, net	74.7	122.6
Intangible assets, net	120.8	158.8
Goodwill	1,404.0	1,365.6
Other long-term assets	276.7	282.7

Total assets	$4,270.6	$4,137.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$36.4	$37.5
Finance payables	6.6	23.0
Accrued liabilities	311.3	324.7
Deferred revenue	970.0	975.9

Total current liabilities	1,324.3	1,361.1
Long-term deferred revenue	839.8	847.2
Long-term borrowings	337.2	340.9
Other long-term liabilities	161.5	200.7

Total liabilities	2,662.8	2,749.9

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	1,041.7	965.4
Retained earnings	2,722.7	2,389.3
Accumulated other comprehensive income	19.3	5.4

	3,786.2	3,362.6
Treasury stock, at cost (70.2 and 67.2 shares)	(2,178.4)	(1,974.9)

Total stockholders’ equity	1,607.8	1,387.7

Total liabilities and stockholders’ equity	$4,270.6	$4,137.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue:
License	$234.6	$216.1	$613.9	$557.1
Maintenance	259.3	260.2	765.6	768.8
Professional services	46.0	31.8	123.6	94.0

Total revenue	539.9	508.1	1,503.1	1,419.9

Operating expenses:
Cost of license revenue	32.5	28.7	95.2	83.3
Cost of maintenance revenue	43.7	40.8	124.3	114.8
Cost of professional services revenue	54.7	34.9	130.4	99.9
Selling and marketing expenses	160.0	147.6	443.3	404.1
Research and development expenses	44.7	47.8	124.7	143.2
General and administrative expenses	53.0	51.4	159.6	157.2
Amortization of intangible assets	8.4	8.3	25.2	24.3
Severance, exit costs and related charges	3.5	1.0	9.4	2.5

Total operating expenses	400.5	360.5	1,112.1	1,029.3

Operating income	139.4	147.6	391.0	390.6

Other income (loss), net:
Interest and other income, net	4.5	3.8	8.9	9.1
Interest expense	(4.9)	(5.1)	(14.7)	(15.9)
Gain on investments, net	2.1	0.4	2.3	3.0

Total other income (loss), net	1.7	(0.9)	(3.5)	(3.8)

Earnings before income taxes	141.1	146.7	387.5	386.8
Provision for income taxes	32.0	36.0	53.8	99.5

Net earnings	$109.1	$110.7	$333.7	$287.3

Basic earnings per share	$0.61	$0.60	$1.87	$1.56

Diluted earnings per share	$0.60	$0.59	$1.83	$1.53

Shares used in computing basic earnings per share	178.2	182.8	178.7	183.5

Shares used in computing diluted earnings per share	182.3	186.5	182.2	187.1

Comprehensive income:
Net earnings	$109.1	$110.7	$333.7	$287.3
Net changes in accumulated comprehensive income (net of tax):
Foreign currency translation adjustment	5.9	(3.6)	12.6	31.4
Unrealized gain on available-for-sale securities	1.3	1.5	1.3	3.3

Total comprehensive income	$116.3	$108.6	$347.6	$322.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$333.7	$287.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	140.1	129.3
Deferred income tax provision	22.6	14.0
Share-based compensation expense	76.3	65.1
Gain on investments, net	(2.3)	(3.0)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(107.3)	11.4
Trade finance receivables	103.8	(52.0)
Accrued and other current liabilities	(20.4)	(30.8)
Deferred revenue	(13.6)	(65.5)
Other long-term liabilities	(37.2)	(2.1)
Other operating assets and liabilities	(20.9)	(21.8)

Net cash provided by operating activities	474.8	331.9

Cash flows from investing activities:
Proceeds from maturities of investments	50.0	248.2
Proceeds from sales of investments	34.0	8.0
Purchases of investments	(8.2)	(283.0)
Cash paid for acquisitions, net of cash acquired, and other investments	(51.0)	(92.3)
Capitalization of software development costs	(88.6)	(63.3)
Purchases of property and equipment	(18.4)	(17.9)
Other investing activities	1.0	—

Net cash used in investing activities	(81.2)	(200.3)

Cash flows from financing activities:
Treasury stock acquired	(299.0)	(200.0)
Repurchases of stock to satisfy employee tax withholding obligations	(19.1)	(8.4)
Proceeds from stock options exercised and other	101.3	67.8
Excess tax benefit from share-based compensation expense	13.2	9.7
Repayments of borrowings and capital lease obligations	(20.6)	(13.1)
Payments of debt issuance costs	(1.9)	—
Proceeds from borrowings	—	42.0

Net cash used in financing activities	(226.1)	(102.0)

Effect of exchange rate changes on cash and cash equivalents	8.0	26.6

Net change in cash and cash equivalents	175.5	56.2
Cash and cash equivalents, beginning of period	1,368.6	1,023.3

Cash and cash equivalents, end of period	$1,544.1	$1,079.5

Supplemental disclosure of cash flow information:
Cash paid for interest	$22.7	$22.7
Cash paid for income taxes, net of amounts refunded	$50.3	$66.8
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
Recently Adopted Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (FASB) issued new disclosure guidance related to finance receivables and the related allowances for credit losses. This guidance introduces a greater level of disaggregation based on the underlying characteristics of the finance receivables. The disclosure requirements include, based on the related disaggregation criteria, a rollforward of the allowance for credit losses and the related balance of the finance receivables, significant purchases and sales of finance receivables, and various qualitative disclosures including credit quality, aging, nonaccrual status and impairments. The new guidance is effective for us in the third quarter of fiscal 2011, and the applicable disclosures have been included in Note 3, where material.
(2) Business Combinations
During the quarter ended December 31, 2010, we completed the acquisition of the software business of Neptuny S.r.l., a leading provider of continuous capacity optimization software, and the acquisition of GridApp Systems, Inc., a leading provider of comprehensive database provisioning, patching and administration software, for combined purchase consideration of $51.5 million. The purchase consideration was allocated to acquired assets and assumed liabilities consisting primarily of $20.7 million of acquired technology, with weighted average economic lives of approximately three years, in addition to other tangible assets and liabilities. These acquisitions resulted in a preliminary allocation of $36.2 million to goodwill assigned to our Enterprise Service Management segment. We are in the process of finalizing our assessment of the fair value of acquired assets and assumed liabilities and will adjust the purchase price allocations when finalized.
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

The fair values of our financial instruments were determined using the following input levels and valuation techniques:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active		Significant
		Markets for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs	Valuation
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)	Technique
	(In millions)
Assets
Cash equivalents
Money-market funds	$817.1	$817.1	$—	$—	A
United States Treasury securities	400.0	400.0	—	—	A
Certificates of deposit	60.7	60.7	—	—	A
Short-term and long-term investments
Certificates of deposit	2.3	2.3	—	—	A
Equity securities	0.5	0.5	—	—	A
Auction rate securities	35.4	—	—	35.4	B
Mutual funds	18.1	18.1	—	—	A
Foreign currency forward contracts	4.6	—	4.6	—	A

Total	$1,338.7	$1,298.7	$4.6	$35.4

Liabilities
Foreign currency forward contracts	$(2.7)	$—	$(2.7)	$—	A

Total	$(2.7)	$—	$(2.7)	$—

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

The following tables summarize the activity in Level 3 financial instruments for the quarters and nine months ended December 31, 2010 and 2009:

	Quarter Ended			Nine Months Ended
	December 31, 2010			December 31, 2010
	Auction			Auction
	Rate	Put		Rate	Put
	Securities	Option	Total	Securities	Option	Total
	(In millions)
Balance at the beginning of the period	$33.9	$—	$33.9	$60.5	$1.1	$61.6
Redemption of auction rate securities	(0.1)	—	(0.1)	(27.6)	—	(27.6)
Change in unrealized gain (loss) included in interest and other income, net	—	—	—	1.1	(1.1)	—
Change in unrealized gain included in other comprehensive income	1.6	—	1.6	1.4	—	1.4

Balance at the end of the period	$35.4	$—	$35.4	$35.4	$—	$35.4

	Quarter Ended			Nine Months Ended
	December 31, 2009			December 31, 2009
	Auction			Auction
	Rate	Put		Rate	Put
	Securities	Option	Total	Securities	Option	Total
	(In millions)
Balance at the beginning of the period	$60.9	$1.9	$62.8	$60.0	$2.0	$62.0
Redemption of auction rate securities	(2.6)	—	(2.6)	(4.4)	—	(4.4)
Change in unrealized gain (loss) included in interest and other income, net	0.9	(0.9)	—	1.0	(1.0)	—
Change in unrealized gain included in other comprehensive income	2.2	—	2.2	4.8	—	4.8

Balance at the end of the period	$61.4	$1.0	$62.4	$61.4	$1.0	$62.4

Investments
Our cash, cash equivalents and investments were comprised of the following:

	December 31, 2010			March 31, 2010
	Cash and			Cash and
	Cash	Short-term	Long-term	Cash	Short-term	Long-term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
	(In millions)
Measured at fair value:
Available-for-sale
United States Treasury securities	$400.0	$—	$—	$200.0	$50.0	$—
Certificates of deposit	60.7	2.3	—	12.6	—	—
Equity securities	—	0.5	—	—	—	—
Auction rate securities	—	—	35.4	—	—	45.0
Trading
Mutual funds	—	—	18.1	—	—	17.4
Auction rate securities	—	—	—	—	15.5	—

Total debt and equity investments measured at fair value	460.7	2.8	53.5	212.6	65.5	62.4

Cash on hand	266.3	—	—	398.4	—	—
Money-market funds	817.1	—	—	757.6	—	—

Total cash, cash equivalents and investments	$1,544.1	$2.8	$53.5	$1,368.6	$65.5	$62.4

Amounts included in accumulated other comprehensive income from available-for-sale securities (pre-tax):
Unrealized losses*	$—	$—	$4.2	$—	$—	$5.7

*	The unrealized losses on available-for-sale securities at December 31, 2010 and March 31, 2010 relate to the auction rate securities.
The following summarizes the underlying contractual maturities of our available-for-sale investments in debt securities at December 31, 2010:

		Fair
	Cost	Value
	(In millions)
Due in one year or less	$463.0	$463.0
Due after ten years	39.6	35.4

Total	$502.6	$498.4

At December 31, 2010 and March 31, 2010, we held auction rate securities with a par value of $39.6 million and $50.7 million, respectively, which were classified as available-for-sale, and at March 31, 2010, we also held auction rate securities with a par value of $16.6 million which were classified as trading. The total estimated fair value of our auction rate securities was $35.4 million and $60.5 million at December 31, 2010 and March 31, 2010, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities and the put option discussed below using internally developed models of the expected cash flows of the securities which incorporate assumptions about the expected cash flows of the underlying student loans and estimates of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. During the quarter and nine months ended December 31, 2010, issuers redeemed available-for-sale holdings of $0.1 million and $16.4 million, respectively. During the quarter and nine months ended December 31, 2009, issuers redeemed available-for-sale holdings of $2.6 million and $4.4 million, respectively.

In November 2008, we entered into a put agreement with a bank from which we acquired certain auction rate securities. On July 1, 2010, we exercised our right under this agreement to put the remaining securities subject to this agreement, with $11.2 million par value, to the bank. These auction rate securities were classified as short-term investments and trading securities and, accordingly, any changes in the fair value of these securities were recognized in earnings. In addition, we elected the option under GAAP to record the put option at fair value. The fair value adjustments to these auction rate securities and the related put option resulted in minimal net impact to the condensed consolidated statements of operations for the quarters and nine months ended December 31, 2010 and 2009.
The unrealized loss on our available-for-sale auction rate securities, which have a fair value of $35.4 million at December 31, 2010, was $4.2 million and was recorded in accumulated other comprehensive income as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and the likelihood we would be required to sell the investments before recovery of our cost basis. These available-for-sale auction rate securities have been in an unrealized loss position greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities are classified as long-term investments at December 31, 2010 and March 31, 2010.
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

The fair value of our outstanding foreign currency forward contracts that closed in a gain position at December 31, 2010 and March 31, 2010 was $4.6 million and $3.5 million, respectively, and was recorded within other current assets in our condensed consolidated balance sheets. The fair value of our outstanding foreign currency forward contracts that closed in a loss position at December 31, 2010 and March 31, 2010 was $2.7 million and $1.0 million, respectively, and was recorded within accrued liabilities in our condensed consolidated balance sheets. The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

	Notional Amount
	December 31,	March 31,
	2010	2010
	(In millions)

Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)

Euro	$196.9	$98.2
Great Britain pound	27.0	—
Australian dollar	13.8	15.4
Danish krone	10.7	1.4
Swiss franc	7.5	2.6
Chinese yuan renminbi	6.7	4.6
Brazilian real	5.7	24.9
New Zealand dollar	4.9	4.5
South Korean won	4.9	6.0
Other	9.7	13.3

Total	$287.8	$170.9

Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)

Israeli shekel	$132.5	$78.0
Mexican peso	12.8	1.5
Indian rupee	10.5	11.5
Other	3.4	4.5

Total	$159.2	$95.5

The effect of the foreign currency forward contracts for the quarter and nine months ended December 31, 2010, was a gain of $4.7 million and $11.0 million, respectively, which, after including gains and losses on our foreign currency exposure, resulted in a gain of $0.6 million and a loss of $2.0 million, respectively, recorded in interest and other income, net. The effect of the foreign currency forward contracts for the quarter and nine months ended December 31, 2009, was a loss of $0.5 million and $21.0 million, respectively, which, after including gains and losses on our foreign currency exposure, resulted in a loss of $0.6 million and $2.7 million, respectively, recorded in interest and other income, net.
We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.
Trade Finance Receivables
A substantial portion of our trade finance receivables are transferred to financial institutions on a non-recourse basis. We utilize wholly-owned finance subsidiaries in these finance receivables transfers. These entities are consolidated into our financial position and results of operations. We account for such transfers as sales in accordance with applicable accounting rules pertaining to the transfer of financial assets and the sale of future revenue when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During the quarter and nine months ended December 31, 2010, we transferred $43.4 million and $172.3 million, respectively, of such receivables through these programs. During the quarter and nine months ended December 31, 2009, we transferred $17.3 million and $127.6 million, respectively, of such receivables through these programs. Finance receivables are typically transferred within several months after origination and the outstanding principal balance at the time of transfer typically approximates fair value.

For those finance receivables not transferred, we evaluate the credit risk of finance receivables in our portfolio based on regional characteristics specific to the risk climate in each of our geographic operations as well as based on internal credit quality indicators for individual receivables. We evaluate the credit risk of finance receivables using an internal credit rating system based on whether an individual receivable meets specific internal criteria including counterparty credit rating and receivable maturity date and assign an internal credit rating of 1, 2 or 3, with a credit rating of 1 representing the best credit quality.
For all regions and credit categories, a finance receivable will be specifically reserved once its ultimate recovery is no longer certain. As of December 31, 2010, we held $138.6 million of finance receivables, net of $0.6 million of specific receivables which have been fully reserved.
As of December 31, 2010, our finance receivables balance, net of allowance, by region and by class of internal credit rating is as follows:

	North America	EMEA	Asia Pacific	Latin America	Total
	(In millions)
Class 1	$48.3	$26.4	$11.0	$0.6	$86.3
Class 2	16.6	22.9	3.9	3.0	46.4
Class 3	2.2	1.1	1.2	1.4	5.9

Balance at the end of the period	$67.1	$50.4	$16.1	$5.0	$138.6

Other Financial Instruments
The fair value of our senior unsecured notes due 2018 at December 31, 2010 and March 31, 2010, based on market prices, was $347.2 million and $338.1 million, respectively, compared to the carrying value of $298.7 million and $298.5 million, respectively.
The carrying values of all other financial instruments, consisting primarily of trade and finance receivables, accounts payable and other borrowings, approximate their respective fair values.
(4) Long-Term Borrowings
Long-term borrowings consist of the following:

	December 31,	March 31,
	2010	2010
	(In millions)
Senior unsecured notes due 2018 (net of $1.3 million and $1.5 million of unamortized discount at December 31, 2010 and March 31, 2010, respectively)	$298.7	$298.5
Capital leases and other obligations	57.6	62.6

Total	356.3	361.1
Less current maturities of capital leases and other obligations (included in accrued liabilities)	(19.1)	(20.2)

Long-term borrowings	$337.2	$340.9

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC’s senior unsecured notes due 2018 (the Senior Notes), or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC’s Senior Notes, for interest periods of one, two, three or six months. As of December 31, 2010 and through February 2, 2011, we have not borrowed any funds under the Credit Facility.
At December 31, 2010, we were in compliance with all debt covenants.

(5) Income Taxes
Income tax expense was $32.0 million and $53.8 million for the quarter and nine months ended December 31, 2010, respectively, resulting in effective tax rates of 22.7% and 13.9%, respectively. Income tax expense was $36.0 million and $99.5 million for the quarter and nine months ended December 31, 2009, respectively, resulting in effective tax rates of 24.5% and 25.7%, respectively. The effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, additional accruals and changes in estimates related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the nine months ended December 31, 2010, we recorded net tax benefits of $32.0 million associated with tax authority settlements related to prior years’ tax matters, resulting in a decrease in the effective tax rate compared to the nine months ended December 31, 2009. In January 2011, we effectively settled certain additional tax matters and expect to record a net tax benefit of approximately $25 million, related to uncertain tax positions, during our fourth quarter ended March 31, 2011.
We file a federal income tax return in the United States as well as income tax returns in various local, state and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (IRS) through the tax year ended March 31, 2003, except to the extent of net operating loss carryforwards from fiscal 2003 to later years. During fiscal 2010 and early fiscal 2011, we settled all open issues with the IRS resulting from the audit of our tax years ended March 31, 2004 and 2005. In January 2011, we settled all open issues but one with the IRS resulting from the audit of our tax years ended March 31, 2006 and 2007. We anticipate receiving a Notice of Deficiency from the IRS soon on the one remaining disputed issue, which relates to the tax year ended March 31, 2006, which we will litigate accordingly. The IRS is currently examining our federal income tax return for the tax year ended March 31, 2008. In addition, certain tax years related to local, state, and foreign jurisdictions remain subject to examination. To provide for potential tax exposures, we maintain a liability for unrecognized tax benefits which we believe is adequate.
(6) Share-Based Compensation
During the quarter and nine months ended December 31, 2010, we granted 1.2 million and 2.6 million nonvested stock units, respectively, to our executive officers, non-executive employees and non-employee board members, consisting of both time-based and market-based awards. The time-based nonvested stock units vest in annual increments over one or three years, and the market-based nonvested stock units vest in 50% increments over two- and three-year periods upon achievement of certain targets related to our stock price.
At December 31, 2010, we had approximately $205.8 million of total unrecognized compensation costs related to share-based awards that are expected to be recognized as expense over a remaining weighted-average period of 2 years.
Share-based compensation expense as recorded in our condensed consolidated statements of operations is summarized as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In millions)
Cost of license revenue	$0.9	$0.7	$2.4	$1.7
Cost of maintenance revenue	2.5	1.7	7.0	5.8
Cost of professional services revenue	1.3	1.0	3.5	2.8
Selling and marketing expenses	8.2	8.1	25.7	23.2
Research and development expenses	2.3	3.1	7.1	7.7
General and administrative expenses	10.1	8.0	30.6	23.9

Total share-based compensation expense	$25.3	$22.6	$76.3	$65.1

(7) Stockholders’ Equity
Earnings Per Share
The two-class method is utilized for the computation of earnings per share (EPS). The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Income allocated to these participating securities is excluded from net earnings allocated to common shares, as shown in the table below.

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
The following table summarizes our basic and diluted EPS computations for the quarters and nine months ended December 31, 2010 and 2009:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In millions, except per share data)
Basic earnings per share:
Net earnings	$109.1	$110.7	$333.7	$287.3
Less earnings allocated to participating securities	(0.1)	(0.2)	(0.3)	(0.6)

Net earnings allocated to common shares	$109.0	$110.5	$333.4	$286.7

Weighted average number of common shares outstanding	178.2	182.8	178.7	183.5

Basic earnings per share	$0.61	$0.60	$1.87	$1.56

Diluted earnings per share:
Net earnings	$109.1	$110.7	$333.7	$287.3
Less earnings allocated to participating securities	(0.1)	(0.2)	(0.3)	(0.6)

Net earnings allocated to common shares	$109.0	$110.5	$333.4	$286.7

Weighted average number of common shares outstanding	178.2	182.8	178.7	183.5
Incremental shares from assumed conversions of share-based awards	4.1	3.7	3.5	3.6

Adjusted weighted average number of common shares outstanding	182.3	186.5	182.2	187.1

Diluted earnings per share	$0.60	$0.59	$1.83	$1.53

For the quarters ended December 31, 2010 and 2009, 0.4 million and 4.9 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive. For the nine months ended December 31, 2010 and 2009, 3.2 million and 5.8 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive.
Treasury Stock
Our Board of Directors has authorized a total of $4.0 billion to repurchase common stock. During the quarter and nine months ended December 31, 2010, we repurchased 1.7 million and 7.7 million shares, respectively, for $75.0 million and $299.0 million, respectively, under these authorizations. At December 31, 2010, approximately $770.7 million remains authorized in the stock repurchase program, which does not have an expiration date. In addition, during the quarter and nine months ended December 31, 2010, we repurchased 0.1 million and 0.5 million shares, respectively, for $7.3 million and $19.1 million, respectively, to satisfy employee tax withholding obligations upon the vesting of share-based awards.
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

We also had outstanding letters of credit, performance bonds and similar instruments at December 31, 2010 of approximately $43.6 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.
Historically, we have not incurred significant costs related to such indemnifications, warranties and guarantees. As such, and based on other factors, no provision or accrual for these items has been made.
Contingencies
We are subject to intellectual property claims and legal proceedings, including claims of alleged infringement of patents asserted by third parties against us in the form of claim letters. These claims are in various stages, may result in formal legal proceedings against us, and may not be fully resolved in the near future. We cannot currently predict the timing or ultimate outcome, nor estimate a range of loss, if any, for such claims.
In December 2010, a lawsuit was filed against a number of software companies, including us, by Uniloc USA, Inc. and Uniloc Singapore Private Limited in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint seeks monetary damages in unspecified amounts and permanent injunction based upon claims for alleged patent infringement. While we intend to vigorously defend this matter, we cannot predict the timing or ultimate outcome, nor estimate a range of loss, if any, for this matter.
We are party to various labor claims brought by certain former international employees alleging that amounts are due to such employees for unpaid commissions and other compensation. The claims are in various stages and are not expected to be fully resolved in the near future; however, we intend to vigorously contest all of the claims. Taking into account accruals recorded by us, we do not believe the resolution of these claims will have a material adverse effect on our financial position or results of operations. However, we cannot predict the timing or ultimate outcome of these matters.
We are currently litigating a matter in Brazilian courts as to whether a tax applies to the remittance of software payments from our Brazilian operations. In February 2007, a law was enacted that clarified that this particular tax did not apply to the remittance of software payments, retroactive to January 1, 2006. We continue to pursue a favorable resolution on this matter for years prior to January 1, 2006. While we believe we will ultimately prevail based on the merits of our position, if we do not, we could incur a charge of up to approximately $13 million; however, we cannot predict the timing or ultimate outcome of this matter.
We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Taking into account accruals recorded by us, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial position or results of operations.
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

The following table summarizes segment performance for the quarters and nine months ended December 31, 2010 and 2009:

	Enterprise	Mainframe
	Service	Service
Quarter Ended December 31, 2010	Management	Management	Consolidated
	(In millions)
Revenue:
License	$148.9	$85.7	$234.6
Maintenance	139.9	119.4	259.3
Professional services	46.0	—	46.0

Total revenue	334.8	205.1	539.9
Direct and allocated indirect segment operating expenses:	263.2	89.2	352.4

Segment operating income	71.6	115.9	187.5

Unallocated operating expenses			(48.1)
Other income, net			1.7

Earnings before income taxes			$141.1

	Enterprise	Mainframe
	Service	Service
Quarter Ended December 31, 2009	Management	Management	Consolidated
	(In millions)
Revenue:
License	$136.5	$79.6	$216.1
Maintenance	140.5	119.7	260.2
Professional services	31.8	—	31.8

Total revenue	308.8	199.3	508.1
Direct and allocated indirect segment operating expenses:	232.0	85.3	317.3

Segment operating income	76.8	114.0	190.8

Unallocated operating expenses			(43.2)
Other loss, net			(0.9)

Earnings before income taxes			$146.7

	Enterprise	Mainframe
	Service	Service
Nine Months Ended December 31, 2010	Management	Management	Consolidated
	(In millions)
Revenue:
License	$393.4	$220.5	$613.9
Maintenance	413.4	352.2	765.6
Professional services	123.6	—	123.6

Total revenue	930.4	572.7	1,503.1
Direct and allocated indirect segment operating expenses:	717.0	250.4	967.4

Segment operating income	213.4	322.3	535.7

Unallocated operating expenses			(144.7)
Other loss, net			(3.5)

Earnings before income taxes			$387.5

	Enterprise	Mainframe
	Service	Service
Nine Months Ended December 31, 2009	Management	Management	Consolidated
	(In millions)
Revenue:
License	$338.6	$218.5	$557.1
Maintenance	413.7	355.1	768.8
Professional services	94.0	—	94.0

Total revenue	846.3	573.6	1,419.9
Direct and allocated indirect segment operating expenses:	656.9	249.2	906.1

Segment operating income	189.4	324.4	513.8

Unallocated operating expenses			(123.2)
Other loss, net			(3.8)

Earnings before income taxes			$386.8

(10) Severance, Exit Costs and Related Charges
During the quarter and nine months ended December 31, 2010, we recorded charges of $3.5 million and $9.4 million, respectively, related to identified workforce reductions and associated cash separation packages paid or accrued by us, and costs related to the exit of certain facilities. During the quarter and nine months ended December 31, 2009, we recorded charges of $1.0 million and $2.5 million, respectively, related to such initiatives.
Activity related to the above initiatives during the nine months ended December 31, 2010 is summarized as follows:

	Balance at	Charged	Adjustments	Foreign	Cash Payments,	Balance at
	March 31,	to	to	Currency Exchange	Net of Sublease	December 31,
	2010	Expense	Estimates	Adjustments	Income	2010
	(In millions)
Facilities costs	$1.3	$2.9	$0.2	$—	$(1.3)	$3.1
Severance and related costs	0.9	6.3	—	0.1	(6.3)	1.0

Total accrued	$2.2	$9.2	$0.2	$0.1	$(7.6)	$4.1

The accruals for severance and related costs at December 31, 2010 represent the amounts to be paid to employees that have been terminated or identified for termination as a result of the initiatives described above. These amounts are expected to be paid during fiscal 2011 and 2012. We continue to review the impact of these actions and will determine if, based on future operating results, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing, and extent of those actions.

The accruals for facilities costs at December 31, 2010 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates or lease modification dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2015. Projected sublease income is based on management’s estimates, which are subject to change. We may incur additional facilities charges subsequent to December 31, 2010 as a result of the initiatives described above.
(11) New Accounting Pronouncements Not Yet Adopted
In October 2009, the FASB issued new revenue recognition guidance for arrangements that include both software and non-software related deliverables. This guidance requires entities to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third party evidence of the selling price. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for us in the first quarter of fiscal 2012 interim financial statements, with earlier adoption permitted. We plan to adopt this guidance in the first quarter of fiscal 2012 and are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

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

Overview
We executed a solid third quarter of fiscal 2011, driven by strong results within both our ESM and MSM segments. Select operating metrics for the quarter and nine months ended December 31, 2010 include:
•
Total bookings, which represent the contract value of new transactions that we closed and recorded, were $594.1 million for the quarter, representing an increase of $55.5 million, or 10.3%, over the prior year quarter, and for the nine months ended December 31, 2010 were $1,489.8 million, representing an increase of $130.7 million, or 9.6%, over the prior year period. Within our ESM segment, where we believe performance is best evaluated on the basis of license bookings, total license bookings for the quarter increased by $11.4 million, or 7.5%, over the prior year quarter, and for the nine months ended December 31, 2010 increased by $75.4 million, or 22.6%, over the prior year period. Within our MSM segment, where we believe performance is best evaluated based on total and annualized bookings over a trailing twelve months basis, total bookings for the trailing twelve months ended December 31, 2010 decreased by $43.1 million, or 5.4%, and on an annualized basis, after normalizing for contract length, increased by $1.6 million, or 0.6%, as compared to the prior year period.

•
Total revenue for the quarter was $539.9 million, representing an increase of $31.8 million, or 6.3%, over the prior year quarter, and for the nine months ended December 31, 2010 was $1,503.1 million, representing an increase of $83.2 million, or 5.9%, over the prior year period. The increase for the quarter was reflective of license and professional services revenue increases of $18.5 million, or 8.6%, and $14.2 million, or 44.7%, respectively, partially offset by a maintenance revenue decrease of $0.9 million, or 0.3%. The increase for the nine months ended December 31, 2010 was reflective of license and professional services revenue increases of $56.8 million, or 10.2%, and $29.6 million, or 31.5%, respectively, partially offset by a maintenance revenue decrease of $3.2 million, or 0.4%. On a segment basis, total ESM revenue for the quarter increased by $26.0 million, or 8.4%, and total MSM revenue increased by $5.8 million, or 2.9%, over the prior year quarter, and for the nine months ended December 31, 2010, total ESM revenue increased by $84.1 million, or 9.9%, and total MSM revenue decreased by $0.9 million, or 0.2%, from the prior year period.

•
Operating income for the quarter was $139.4 million, representing a decrease of $8.2 million, or 5.6%, from the prior year quarter, and for the nine months ended December 31, 2010 was $391.0 million, relatively flat compared to the prior year period. Non-GAAP operating income for the quarter was $187.5 million, representing a decrease of $3.3 million, or 1.7%, from the prior year quarter, and for the nine months ended December 31, 2010 was $535.7 million, representing an increase of $21.9 million, or 4.3%, over the prior year period.

•
Net earnings for the quarter were $109.1 million, representing a decrease of $1.6 million, or 1.4%, from the prior year quarter, and for the nine months ended December 31, 2010 were $333.7 million, representing an increase of $46.4 million, or 16.2%, over the prior year period. Non-GAAP net earnings for the quarter were $143.2 million, representing an increase of $1.7 million, or 1.2%, over the prior year quarter, and for the nine months ended December 31, 2010 were $404.9 million, representing an increase of $29.5 million, or 7.9%, over the prior year period.

•
Diluted earnings per share for the quarter was $0.60, representing an increase of $0.01 per share, or 1.7%, over the prior year quarter, and for the nine months ended December 31, 2010 was $1.83, representing an increase of $0.30 per share, or 19.6%, over the prior year period. Non-GAAP diluted earnings per share was $0.79, representing an increase of $0.03 per share, or 3.9%, over the prior year quarter, and for the nine months ended December 31, 2010 was $2.22, representing an increase of $0.21 per share, or 10.4%, over the prior year period.

•
Cash flows from operations for the nine months ended December 31, 2010 were $474.8 million, representing an increase of $142.9 million, or 43.1%, over the prior year period. We closed out the quarter with a strong balance sheet at December 31, 2010, including $1.6 billion in cash, cash equivalents and investments and $1.8 billion in deferred revenue.

We continue to invest in our technology leadership, including in the areas of cloud computing, virtualization and software-as-a-service. In addition to our ongoing product development efforts, we consummated two strategic acquisitions within our ESM segment during the quarter ended December 31, 2010, by acquiring the software business of Neptuny S.r.l. and by acquiring GridApp Systems, Inc. The former expands our capabilities in capacity management, enhancing our ESM portfolio and cloud management capabilities, while the latter expands our ESM offerings to include advanced database automation for physical, virtual and cloud environments.

We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter and nine months ended December 31, 2010, we purchased 1.7 million and 7.7 million shares, respectively, for $75.0 million and $299.0 million, respectively.
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

	Percentage of Total Revenue
	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenue:
License	43.5%	42.5%	40.9%	39.2%
Maintenance	48.0%	51.2%	50.9%	54.1%
Professional services	8.5%	6.3%	8.2%	6.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenue	6.0%	5.6%	6.3%	5.9%
Cost of maintenance revenue	8.1%	8.0%	8.3%	8.1%
Cost of professional services revenue	10.1%	6.9%	8.7%	7.0%
Selling and marketing expenses	29.6%	29.0%	29.5%	28.5%
Research and development expenses	8.3%	9.4%	8.3%	10.1%
General and administrative expenses	9.8%	10.1%	10.6%	11.1%
Amortization of intangible assets	1.6%	1.6%	1.7%	1.7%
Severance, exit costs and related charges	0.6%	0.2%	0.6%	0.2%
Total operating expenses	74.1%	71.0%	74.0%	72.5%
Operating income	25.9%	29.0%	26.0%	27.5%
Other income (loss), net	0.3%	(0.2)%	(0.2)%	(0.3)%
Earnings before income taxes	26.2%	28.9%	25.8%	27.2%
Provision for income taxes	5.9%	7.1%	3.6%	7.0%
Net earnings	20.3%	21.8%	22.2%	20.2%

Revenue
The following table provides information regarding software license and software maintenance revenue for the quarters and nine months ended December 31, 2010 and 2009:

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
Software License Revenue	2010	2009	% Change	2010	2009	% Change
	(In millions)			(In millions)
Enterprise Service Management	$148.9	$136.5	9.1%	$393.4	$338.6	16.2%
Mainframe Service Management	85.7	79.6	7.7%	220.5	218.5	0.9%

Total software license revenue	$234.6	$216.1	8.6%	$613.9	$557.1	10.2%

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
Software Maintenance Revenue	2010	2009	% Change	2010	2009	% Change
	(In millions)			(In millions)
Enterprise Service Management	$139.9	$140.5	(0.4)%	$413.4	$413.7	(0.1)%
Mainframe Service Management	119.4	119.7	(0.3)%	352.2	355.1	(0.8)%

Total software maintenance revenue	$259.3	$260.2	(0.3)%	$765.6	$768.8	(0.4)%

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
Total Software Revenue	2010	2009	% Change	2010	2009	% Change
	(In millions)			(In millions)
Enterprise Service Management	$288.8	$277.0	4.3%	$806.8	$752.3	7.2%
Mainframe Service Management	205.1	199.3	2.9%	572.7	573.6	(0.2)%

Total software revenue	$493.9	$476.3	3.7%	$1,379.5	$1,325.9	4.0%

Software License Revenue
License revenue for the quarter ended December 31, 2010 was $234.6 million, an increase of $18.5 million, or 8.6%, over the prior year quarter. This increase was attributable to increases in our ESM and MSM segment license revenues, as further discussed below. Recognition of license revenue that was deferred in prior periods decreased $5.0 million for the quarter ended December 31, 2010 as compared to the prior year quarter. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 46% in the current quarter as compared to 45% in the prior year quarter. During the quarter ended December 31, 2010, we closed 44 transactions with license values over $1 million, with a total license value of $153.4 million, compared with 39 transactions with license values over $1 million, with a total license value of $125.5 million, in the prior year quarter.
License revenue for the nine months ended December 31, 2010 was $613.9 million, an increase of $56.8 million, or 10.2%, over the prior year period. This increase was attributable to increases in our ESM and MSM segment license revenues, as further discussed below. Recognition of license revenue that was deferred in prior periods decreased $1.2 million for the nine months ended December 31, 2010 as compared to the prior year period. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 50% in the current period which is consistent with the prior year period. During the nine months ended December 31, 2010, we closed 106 transactions with license values over $1 million, with a total license value of $352.0 million, compared with 89 transactions with license values over $1 million, with a total license value of $249.3 million, in the prior year period.
ESM license revenue was $148.9 million, or 63.5%, and $393.4 million, or 64.1%, of our total license revenue for the quarter and nine months ended December 31, 2010, respectively, and $136.5 million, or 63.2%, and $338.6 million, or 60.8%, of our total license revenue for the quarter and nine months ended December 31, 2009, respectively. ESM license revenue for the quarter ended December 31, 2010 increased by $12.4 million, or 9.1%, over the prior year quarter. ESM license revenue for the nine months ended December 31, 2010 increased by $54.8 million, or 16.2%, over the prior year period. These increases are primarily due to an increase in the amount of upfront license revenue recognized in connection with new transactions, along with an increase in the recognition of previously deferred license revenue.

MSM license revenue was $85.7 million, or 36.5%, and $220.5 million, or 35.9%, of our total license revenue for the quarter and nine months ended December 31, 2010, respectively, and $79.6 million, or 36.8%, and $218.5 million, or 39.2%, of our total license revenue for the quarter and nine months ended December 31, 2009, respectively. MSM license revenue for the quarter ended December 31, 2010 increased by $6.1 million, or 7.7%, over the prior year quarter. MSM license revenue for the nine months ended December 31, 2010 increased by $2.0 million, or 0.9%, over the prior year period. These increases are primarily due to an increase in the amount of upfront license revenue recognized in connection with new transactions, partially offset by a decrease in the recognition of previously deferred license revenue.
Deferred License Revenue
For the quarters and nine months ended December 31, 2010 and 2009, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In millions)
Deferrals of license revenue	$160.1	$137.3	$326.1	$265.0
Recognition from deferred license revenue	(100.4)	(105.4)	(290.8)	(292.0)
Impact of foreign currency exchange rate changes	0.8	0.1	1.8	4.3

Net increase (decrease) in deferred license revenue	$60.5	$32.0	$37.1	$(22.7)

Deferred license revenue balance at end of period	$661.3	$588.2	$661.3	$588.2
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
Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable. At December 31, 2010, the deferred license revenue balance was $661.3 million. Estimated future recognition from deferred license revenue at December 31, 2010 is (in millions):

Remainder of fiscal 2011	$101.5
Fiscal 2012	287.8
Fiscal 2013 and thereafter	272.0

$661.3

Software Maintenance Revenue
Maintenance revenue for the quarter ended December 31, 2010 was $259.3 million, a decrease of $0.9 million, or 0.3%, from the prior year quarter, due to decreases in both ESM and MSM maintenance revenue, as discussed below. Maintenance revenue for the nine months ended December 31, 2010 was $765.6 million, a decrease of $3.2 million, or 0.4%, from the prior year period, due to decreases in both ESM and MSM maintenance revenue, as discussed below.
ESM maintenance revenue was $139.9 million, or 54.0%, and $413.4 million, or 54.0%, of our total maintenance revenue for the quarter and nine months ended December 31, 2010, respectively, and $140.5 million, or 54.0%, and $413.7 million, or 53.8%, of our total maintenance revenue for the quarter and nine months ended December 31, 2009, respectively. ESM maintenance revenue for both the quarter and nine months ended December 31, 2010 remained relatively flat compared to the prior year periods.

MSM maintenance revenue was $119.4 million, or 46.0%, and $352.2 million, or 46.0%, of our total maintenance revenue for the quarter and nine months ended December 31, 2010, respectively, and $119.7 million, or 46.0%, and $355.1 million, or 46.2%, of our total maintenance revenue for the quarter and nine months ended December 31, 2009, respectively. MSM maintenance revenue for the quarter ended December 31, 2010 remained relatively flat compared to the prior year quarter. MSM maintenance revenue for the nine months ended December 31, 2010 decreased by $2.9 million, or 0.8%, from the prior year period.
Deferred Maintenance Revenue
At December 31, 2010, the deferred maintenance revenue balance was $1.1 billion. Estimated future recognition from deferred maintenance revenue at December 31, 2010 is (in millions):

Remainder of fiscal 2011	$189.8
Fiscal 2012	495.9
Fiscal 2013 and thereafter	428.6

$1,114.3

Domestic vs. International Revenue

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
	2010	2009	% Change	2010	2009	% Change
	(In millions)			(In millions)
License:
Domestic	$105.8	$117.5	(10.0)%	$291.3	$294.2	(1.0)%
International	128.8	98.6	30.6%	322.6	262.9	22.7%

Total license revenue	234.6	216.1	8.6%	613.9	557.1	10.2%

Maintenance:
Domestic	139.3	141.6	(1.6)%	416.6	420.6	(1.0)%
International	120.0	118.6	1.2%	349.0	348.2	0.2%

Total maintenance revenue	259.3	260.2	(0.3)%	765.6	768.8	(0.4)%

Professional services:
Domestic	20.5	14.1	45.4%	58.4	44.2	32.1%
International	25.5	17.7	44.1%	65.2	49.8	30.9%

Total professional services revenue	46.0	31.8	44.7%	123.6	94.0	31.5%

Total domestic revenue	265.6	273.2	(2.8)%	766.3	759.0	1.0%
Total international revenue	274.3	234.9	16.8%	736.8	660.9	11.5%

Total revenue	$539.9	$508.1	6.3%	$1,503.1	$1,419.9	5.9%

We estimate that the effect of foreign currency exchange rate fluctuations on our international revenue resulted in an approximate $2.2 million reduction in revenue for the quarter ended December 31, 2010, and an approximate $0.4 million increase in revenue for the nine months ended December 31, 2010, respectively, compared to the prior year periods, on a constant currency basis.
Domestic License Revenue
Domestic license revenue was $105.8 million, or 45.1%, and $291.3 million, or 47.5%, of our total license revenue for the quarter and nine months ended December 31, 2010, respectively, and $117.5 million, or 54.4%, and $294.2 million, or 52.8%, of our total license revenue for the quarter and nine months ended December 31, 2009, respectively. Domestic license revenue for the quarter ended December 31, 2010 decreased by $11.7 million, or 10.0%, from the prior year quarter, due to a $9.4 million decrease in ESM license revenue and a $2.3 million decrease in MSM license revenue. Domestic license revenue for the nine months ended December 31, 2010 decreased by $2.9 million, or 1.0%, from the prior year period, due to a $13.6 million decrease in MSM license revenue, partially offset by a $10.7 million increase in ESM license revenue.

International License Revenue
International license revenue was $128.8 million, or 54.9%, and $322.6 million, or 52.5%, of our total license revenue for the quarter and nine months ended December 31, 2010, respectively, and $98.6 million, or 45.6%, and $262.9 million or 47.2%, of our total license revenue for the quarter and nine months ended December 31, 2009, respectively.
International license revenue for the quarter ended December 31, 2010 increased by $30.2 million, or 30.6%, over the prior year quarter, due to a $21.7 million increase in ESM license revenue and an $8.5 million increase in MSM license revenue. The ESM license revenue increase was attributable to increases of $16.7 million and $5.5 million in our Europe, Middle East and Africa (EMEA) and Asia Pacific markets, respectively, partially offset by a combined net decrease of $0.5 million in our other international markets. The MSM license revenue increase was attributable to an increase of $9.9 million in our EMEA market partially offset by a combined net decrease of $1.4 million in our other international markets.
International license revenue for the nine months ended December 31, 2010 increased by $59.7 million, or 22.7%, over the prior year period, due to a $44.1 million increase in ESM license revenue and a $15.6 million increase in MSM license revenue. The ESM license revenue increase was attributable to increases of $28.4 million and $10.3 million in our EMEA and Asia Pacific markets, respectively, and a combined increase of $5.4 million in our other international markets. The MSM license revenue increase was attributable to increases of $12.1 million and $9.3 million in our Canada and EMEA markets, respectively, offset by a combined net decrease of $5.8 million in our other international markets.
Domestic Maintenance Revenue
Domestic maintenance revenue was $139.3 million, or 53.7%, and $416.6 million, or 54.4%, of our total maintenance revenue for the quarter and nine months ended December 31, 2010, respectively, and $141.6 million, or 54.4%, and $420.6 million, or 54.7%, of our total maintenance revenue for the quarter and nine months ended December 31, 2009, respectively. Domestic maintenance revenue for the quarter ended December 31, 2010 decreased by $2.3 million, or 1.6%, from the prior year quarter, due to a $2.2 million decrease in ESM maintenance revenue and a $0.1 million decrease in MSM maintenance revenue. Domestic maintenance revenue for the nine months ended December 31, 2010 decreased by $4.0 million, or 1.0%, from the prior year period, due to a $4.1 million decrease in ESM maintenance revenue, partially offset by a $0.1 million increase in MSM maintenance revenue.
International Maintenance Revenue
International maintenance revenue was $120.0 million, or 46.3%, and $349.0 million, or 45.6%, of our total maintenance revenue for the quarter and nine months ended December 31, 2010, respectively, and $118.6 million, or 45.6%, and $348.2 million, or 45.3%, of our total maintenance revenue for the quarter and nine months ended December 31, 2009, respectively.
International maintenance revenue for the quarter ended December 31, 2010 increased by $1.4 million, or 1.2%, over the prior year quarter, due to a $1.6 million increase in ESM maintenance revenue, partially offset by a $0.2 million decrease in MSM maintenance revenue. The ESM maintenance revenue increase was attributable to an increase of $1.6 million in our Asia Pacific market. The nominal MSM maintenance revenue decrease was attributable to a combined net decrease in various international markets, none of which were individually significant.
International maintenance revenue for the nine months ended December 31, 2010 increased by $0.8 million, or 0.2%, from the prior year period, due to a $3.8 million increase in ESM maintenance revenue, partially offset by a $3.0 million decrease in MSM maintenance revenue. The ESM maintenance revenue increase was attributable to increases of $3.2 million and $1.1 million in our Asia Pacific and Canada markets, respectively, and a combined net decrease of $0.5 million in our other international markets. The MSM maintenance revenue decrease was attributable to a decrease of $6.7 million in our EMEA market, partially offset by a combined net increase of $3.7 million in our other international markets.
Professional Services Revenue
Professional services revenue for the quarter ended December 31, 2010 increased by $14.2 million, or 44.7%, over the prior year quarter, which is reflective of a $6.4 million, or 45.4%, increase in domestic professional services revenue and a $7.8 million, or 44.1%, increase in international professional services revenue. Professional services revenue for the nine months ended December 31, 2010 increased by $29.6 million, or 31.5%, over the prior year period, which is reflective of a $14.2 million, or 32.1%, increase in domestic professional services revenue and a $15.4 million, or 30.9%, increase in international professional services revenue. These increases were attributable primarily to increases in implementation, consulting and education services revenue period over period.

Operating Expenses

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
	2010	2009	% Change	2010	2009	% Change
	(In millions)			(In millions)
Cost of license revenue	$32.5	$28.7	13.2%	$95.2	$83.3	14.3%
Cost of maintenance revenue	43.7	40.8	7.1%	124.3	114.8	8.3%
Cost of professional services revenue	54.7	34.9	56.7%	130.4	99.9	30.5%
Selling and marketing expenses	160.0	147.6	8.4%	443.3	404.1	9.7%
Research and development expenses	44.7	47.8	(6.5)%	124.7	143.2	(12.9)%
General and administrative expenses	53.0	51.4	3.1%	159.6	157.2	1.5%
Amortization of intangible assets	8.4	8.3	1.2%	25.2	24.3	3.7%
Severance, exit costs and related charges	3.5	1.0	250.0%	9.4	2.5	276.0%

Total operating expenses	$400.5	$360.5	11.1%	$1,112.1	$1,029.3	8.0%

We estimate that the effect of foreign currency exchange rate fluctuations on our international operating expenses resulted in an approximate $2.3 million and $6.5 million reduction in operating expenses for the quarter and nine months ended December 31, 2010, respectively, as compared to the prior year periods, on a constant currency basis.
Cost of License Revenue
Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For the quarter and nine months ended December 31, 2010, cost of license revenue was $32.5 million, or 6.0%, and $95.2 million, or 6.3%, of total revenue, respectively, and 13.9% and 15.5% of license revenue, respectively. For the quarter and nine months ended December 31, 2009, cost of license revenue was $28.7 million and $83.3 million, respectively, representing 5.6% and 5.9% of total revenue and 13.3% and 15.0% of license revenue, respectively.
Cost of license revenue for the quarter ended December 31, 2010 increased by $3.8 million, or 13.2%, over the prior year quarter. This increase was attributable primarily to a $3.6 million increase in the amortization of capitalized software development costs.
Cost of license revenue for the nine months ended December 31, 2010 increased by $11.9 million, or 14.3%, over the prior year period. This increase was attributable primarily to an $8.7 million increase in the amortization of capitalized software development costs and a $2.6 million net increase in the amortization of acquired technology, principally resulting from fiscal 2010 and 2011 acquisitions.
Cost of Maintenance Revenue
Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the quarter and nine months ended December 31, 2010, cost of maintenance revenue was $43.7 million, or 8.1%, and $124.3 million, or 8.3%, of total revenue, respectively, and 16.9% and 16.2% of maintenance revenue, respectively. For the quarter and nine months ended December 31, 2009, cost of maintenance revenue was $40.8 million and $114.8 million, respectively, representing 8.0% and 8.1% of total revenue and 15.7% and 14.9% of maintenance revenue, respectively.
Cost of maintenance revenue for the quarter ended December 31, 2010 increased by $2.9 million, or 7.1%, over the prior year quarter. This increase was attributable primarily to a $2.4 million increase in personnel and related costs allocated to maintenance projects, including third party subcontracting fees.
Cost of maintenance revenue for the nine months ended December 31, 2010 increased by $9.5 million, or 8.3%, over the prior year period. This increase was attributable to a $6.9 million increase in personnel and related costs allocated to maintenance projects, including third party subcontracting fees, and a $2.6 million net increase in other expenses.

Cost of Professional Services Revenue
Cost of professional services revenue consists primarily of salaries, related personnel costs and third party fees associated with implementation, consulting and education services that we provide to our customers and the related infrastructure to support this business. For the quarter and nine months ended December 31, 2010, cost of professional services revenue was $54.7 million, or 10.1%, and $130.4 million, or 8.7%, of total revenue, respectively, and 118.9% and 105.5% of professional services revenue, respectively. For the quarter and nine months ended December 31, 2009, cost of professional services revenue was $34.9 million, or 6.9%, and $99.9 million, or 7.0%, of total revenue, respectively, and 109.7% and 106.3% of professional services revenue, respectively.
Cost of professional services revenue for the quarter ended December 31, 2010 increased by $19.8 million, or 56.7%, over the prior year quarter. This increase was attributable to a $14.1 million increase in third party subcontracting fees, a $3.7 million increase in personnel and related costs and a $2.0 million net increase in other expenses.
Cost of professional services revenue for the nine months ended December 31, 2010 increased by $30.5 million, or 30.5%, over the prior year period. This increase was attributable to a $20.6 million increase in third party subcontracting fees, a $7.0 million increase in personnel and related costs and a $2.9 million net increase in other expenses.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarter and nine months ended December 31, 2010, selling and marketing expenses were $160.0 million, or 29.6%, and $443.3 million, or 29.5%, of total revenue, respectively. For the quarter and nine months ended December 31, 2009, selling and marketing expenses were $147.6 million, or 29.0%, and $404.1 million, or 28.5%, of total revenue, respectively.
Selling and marketing expenses for the quarter ended December 31, 2010 increased by $12.4 million, or 8.4%, over the prior year quarter. This increase was attributable to an $8.2 million increase in sales personnel costs, primarily due to an increase in variable compensation expense as a result of increased revenue, a $2.6 million increase in professional fees and a $1.6 million net increase in other expenses.
Selling and marketing expenses for the nine months ended December 31, 2010 increased by $39.2 million, or 9.7%, over the prior year period. This increase was attributable to a $31.0 million increase in sales personnel costs, primarily due to an increase in variable compensation expense as a result of increased revenue, a $4.6 million increase in professional fees and a $4.6 million increase in travel expenses, partially offset by a $1.0 million net decrease in other expenses.
Research and Development Expenses
Research and development expenses consist primarily of salaries and personnel costs related to software developers and development support personnel, including product management, software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For the quarter and nine months ended December 31, 2010, research and development expenses were $44.7 million, or 8.3%, and $124.7 million, or 8.3%, of total revenue, respectively. For the quarter and nine months ended December 31, 2009, research and development expenses were $47.8 million, or 9.4%, and $143.2 million, or 10.1%, of total revenue, respectively.
Research and development expenses for the quarter ended December 31, 2010 decreased by $3.1 million, or 6.5%, from the prior year quarter. This decrease was attributable to a $7.1 million period over period increase in capitalized research and development costs related to software development projects due to the scope and timing of several key future product releases, partially offset by a $1.4 million increase in facilities expenses and a $2.6 million net increase in other expenses.
Research and development expenses for the nine months ended December 31, 2010 decreased by $18.5 million, or 12.9%, from the prior year period. This decrease was attributable to a $19.8 million period over period increase in capitalized research and development costs related to software development projects due to the scope and timing of several key future product releases, partially offset by a $1.3 million net increase in other expenses.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. For the quarter and nine months ended December 31, 2010, general and administrative expenses were $53.0 million, or 9.8%, and $159.6 million, or 10.6%, of total revenue, respectively. For the quarter and nine months ended December 31, 2009, general and administrative expenses were $51.4 million, or 10.1%, and $157.2 million, or 11.1%, of total revenue, respectively.

General and administrative expenses for the quarter ended December 31, 2010 increased by $1.6 million, or 3.1%, over the prior year quarter. This increase was attributable to a $3.6 million net increase in personnel costs and a $0.9 million net increase in other expenses, partially offset by a $1.9 million decrease in facilities costs and a $1.0 million decrease in professional fees.
General and administrative expenses for the nine months ended December 31, 2010 increased by $2.4 million, or 1.5%, over the prior year period. This increase was attributable to a $10.1 million net increase in personnel costs, partially offset by a $3.2 million decrease in professional fees, a $3.1 million decrease in facilities costs and a $1.4 million net decrease in other expenses.
Amortization of Intangible Assets
Amortization of intangible assets consists primarily of the amortization of finite-lived acquired technology and customer relationships in connection with acquisitions. For the quarter and nine months ended December 31, 2010, amortization of intangible assets was $8.4 million and $25.2 million, respectively. For the quarter and nine months ended December 31, 2009, amortization of intangible assets was $8.3 million and $24.3 million, respectively.
Amortization of intangible assets for both the quarter and nine months ended December 31, 2010 increased nominally over the prior year periods. These increases were attributable primarily to amortization associated with intangible assets acquired in connection with our fiscal 2010 and 2011 acquisitions.
Severance, Exit Costs and Related Charges
During the quarter and nine months ended December 31, 2010, we recorded charges of $3.5 million and $9.4 million, respectively, related to identified workforce reduction and associated cash separation packages paid or accrued by us, and costs related to the exit of certain facilities. During the quarter and nine months ended December 31, 2009, we recorded charges of $1.0 million and $2.5 million, respectively, related to such initiatives. While we will reduce future operating expenses as a result of these actions, we anticipate that these reductions will be substantially offset by incremental personnel-related expenses due to headcount growth in strategic areas. We will continue to evaluate additional actions that may be necessary in the future to achieve our business goals.
Other Income (Loss), Net
Other income (loss), net, consists primarily of interest expense on our senior unsecured notes due 2018 and capital leases, interest earned, realized gains and losses on investments, and net foreign currency impacts.
Other income (loss), net, for the quarters ended December 31, 2010 and 2009, was income of $1.7 million and a loss of $0.9 million, respectively. This change was attributable primarily to a $1.7 million increase in net gains on investments and a $1.2 million decrease in foreign currency losses quarter over quarter.
Other income (loss), net for the nine months ended December 31, 2010 and 2009, remained relatively flat, with losses of $3.5 million and $3.8 million, respectively.
Income Taxes
Income tax expense was $32.0 million and $53.8 million for the quarter and nine months ended December 31, 2010, respectively, resulting in effective tax rates of 22.7% and 13.9%, respectively. Income tax expense was $36.0 million and $99.5 million for the quarter and nine months ended December 31, 2009, respectively, resulting in effective tax rates of 24.5% and 25.7%, respectively. The effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, additional accruals and changes in estimates related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the nine months ended December 31, 2010, we recorded net tax benefits of $32.0 million associated with tax authority settlements related to prior years’ tax matters, resulting in a decrease in the effective tax rate compared to the nine months ended December 31, 2009. In January 2011, we effectively settled certain additional tax matters and expect to record a net tax benefit of approximately $25 million, related to uncertain tax positions, during our fourth quarter ended March 31, 2011.

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

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In millions)		(In millions)
Operating income:
GAAP operating income	$139.4	$147.6	$391.0	$390.6
Share-based compensation expense (1)	25.3	22.6	76.3	65.1
Amortization of intangible assets (2)	19.3	19.6	59.0	55.6
Severance, exit costs and related charges (3)	3.5	1.0	9.4	2.5

Non-GAAP operating income	$187.5	$190.8	$535.7	$513.8

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In millions)		(In millions)
Net earnings:
GAAP net earnings	$109.1	$110.7	$333.7	$287.3
Share-based compensation expense (1)	25.3	22.6	76.3	65.1
Amortization of intangible assets (2)	19.3	19.6	59.0	55.6
Severance, exit costs and related charges (3)	3.5	1.0	9.4	2.5
Provision for income taxes on above pre-tax non-GAAP adjustments (4)	(14.0)	(12.4)	(41.5)	(35.1)
Certain discrete tax items (5)	—	—	(32.0)	—

Non-GAAP net earnings	$143.2	$141.5	$404.9	$375.4

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In millions)		(In millions)
Diluted earnings per share*:
GAAP diluted earnings per share	$0.60	$0.59	$1.83	$1.53
Share-based compensation expense (1)	0.14	0.12	0.42	0.35
Amortization of intangible assets (2)	0.11	0.11	0.32	0.30
Severance, exit costs and related charges (3)	0.02	0.01	0.05	0.01
Provision for income taxes on above pre-tax non-GAAP adjustments (4)	(0.08)	(0.07)	(0.23)	(0.19)
Certain discrete tax items (5)	—	—	(0.18)	—

Non-GAAP diluted earnings per share*	$0.79	$0.76	$2.22	$2.01

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

(5)
Certain discrete tax items. Our non-GAAP financial measures exclude net tax benefits of $32.0 million in the nine months ended December 31, 2010 associated with tax authority settlements related to prior years’ tax matters. Management excludes the impact of this item when evaluating the performance of the Company, our business units and management teams, including the determination of management incentive compensation, and when making decisions to allocate resources. Therefore, we exclude this item when presenting non-GAAP financial measures.

Liquidity and Capital Resources
At December 31, 2010, we had $1.6 billion in cash, cash equivalents and investments, approximately 43.3% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $440.1 million of earnings that we have determined will be invested indefinitely in those operations. Were such earnings to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements. We also had outstanding letters of credit, performance bonds and similar instruments at December 31, 2010 of approximately $43.6 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.
At December 31, 2010 and March 31, 2010, we held auction rate securities with a par value of $39.6 million and $50.7 million, respectively, which were classified as available-for-sale, and at March 31, 2010, we also held auction rate securities with a par value of $16.6 million which were classified as trading. The total estimated fair value of our auction rate securities was $35.4 million and $60.5 million at December 31, 2010 and March 31, 2010, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, and other sources of cash that we expect to be available, we do not anticipate that the lack of liquidity of these investments will have a material impact on our business strategy, financial condition, results of operations or cash flows. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. During the quarter and nine months ended December 31, 2010, issuers redeemed available-for-sale holdings of $0.1 million and $16.4 million, respectively. During the quarter and nine months ended December 31, 2009, issuers redeemed available-for-sale holdings of $2.6 million and $4.4 million, respectively. Additionally, in November 2008, we entered into a put agreement with a bank from which we acquired certain auction rate securities. On July 1, 2010, we exercised our right under this agreement to put the remaining securities subject to this agreement, with $11.2 million par value, to the bank.
In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC’s senior unsecured notes due 2018 (the Senior Notes), or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC’s Senior Notes, for interest periods of one, two, three or six months. As of December 31, 2010 and through February 2, 2011, we have not borrowed any funds under the Credit Facility.
We believe that our existing cash and investment balances, funds generated from operating activities and available credit under the Credit Facility will be sufficient to meet our working and other capital requirements for the foreseeable future. In the normal course of business, we evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with or investing in these businesses. We may elect to use available cash and investments to fund such activities in the future. In the event additional needs for cash arise, we might find it advantageous to utilize third party financing sources based on factors such as our then available cash and its source (i.e., cash held in the United States versus international locations), the cost of financing and our internal cost of capital.

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
Our cash flows for the nine months ended December 31, 2010 and 2009 were:

	Nine Months Ended
	December 31,
	2010	2009
	(In millions)
Net cash provided by operating activities	$474.8	$331.9
Net cash used in investing activities	(81.2)	(200.3)
Net cash used in financing activities	(226.1)	(102.0)
Effect of exchange rate changes on cash and cash equivalents	8.0	26.6

Net change in cash and cash equivalents	$175.5	$56.2

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities for the nine months ended December 31, 2010 increased by $142.9 million over the prior year period, attributable primarily to an increase in net earnings before non-cash expenses (principally depreciation and amortization and share-based compensation expense) and the net impact of working capital changes.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended December 31, 2010 decreased by $119.1 million over the prior year period. This decrease was attributable primarily to a decrease in investment purchases and a decrease in cash expended for acquisitions, offset primarily by a decrease in proceeds from the maturities of investments.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended December 31, 2010 increased by $124.1 million over the prior year period. This increase was attributable primarily to an increase in treasury stock acquired and a decrease in proceeds from borrowings, offset primarily by an increase in proceeds from stock option exercises.
Treasury Stock Purchases
Our Board of Directors has authorized a total of $4.0 billion to repurchase common stock. During the quarter and nine months ended December 31, 2010, we purchased 1.7 million and 7.7 million shares, respectively, for $75.0 million and $299.0 million, respectively. From the inception of the stock repurchase authorization through December 31, 2010, we have purchased 129.9 million shares for $3.2 billion. At December 31, 2010, there was $770.7 million remaining in the stock repurchase program, which does not have an expiration date. In addition, during the quarter and nine months ended December 31, 2010, we repurchased 0.1 and 0.5 million shares, respectively, for $7.3 million and $19.1 million, respectively, to satisfy employee tax withholding obligations upon the vesting of share-based awards. The repurchase of stock will continue to be funded primarily with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds below for a monthly detail of treasury stock purchases for the quarter ended December 31, 2010.

Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, share-based compensation, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended March 31, 2010 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the nine months ended December 31, 2010.
Recently Adopted Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (FASB) issued new disclosure guidance related to finance receivables and the related allowances for credit losses. This guidance introduces a greater level of disaggregation based on the underlying characteristics of the finance receivables. The disclosure requirements include, based on the related disaggregation criteria, a rollforward of the allowance for credit losses and the related balance of the finance receivables, significant purchases and sales of finance receivables, and various qualitative disclosures including credit quality, aging, nonaccrual status and impairments. The new guidance is effective for us in the third quarter of fiscal 2011, and the applicable disclosures have been included in our condensed consolidated financial statements, where material.
New Accounting Pronouncements Not Yet Adopted
In October 2009, the FASB issued new revenue recognition guidance for arrangements that include both software and non-software related deliverables. This guidance requires entities to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third party evidence of the selling price. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for us in the first quarter of fiscal 2012 interim financial statements, with earlier adoption permitted. We plan to adopt this guidance in the first quarter of fiscal 2012 and are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.
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
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 and Rule 15d-15 under the Exchange Act that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In December 2010, a lawsuit was filed against a number of software companies, including us, by Uniloc USA, Inc. and Uniloc Singapore Private Limited in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint seeks monetary damages in unspecified amounts and permanent injunction based upon claims for alleged patent infringement. While we intend to vigorously defend this matter, we cannot predict the timing or ultimate outcome, nor estimate a range of loss, if any, for this matter.
Item 1A. Risk Factors
There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended March 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased (1)	Share	Program (2)	Program (2)	the Program (2)
October 1 – 31, 2010	542,320	$42.78	535,100	$22,889,328	$822,856,119
November 1 – 30, 2010	611,133	$45.09	592,176	26,703,185	$796,152,934
December 1 – 31, 2010	679,898	$46.62	545,523	25,432,560	$770,720,374

Total	1,833,351	$44.85	1,672,799	$75,025,073	$770,720,374

(1)	Includes 160,552 shares of our common stock withheld by us to satisfy employee withholding obligations.

(2)
Our Board of Directors has authorized a total of $4.0 billion to repurchase common stock. At December 31, 2010, approximately $770.7 million remains authorized in this stock repurchase program and the program does not have an expiration date.

Item 6. Exhibits
(a) Exhibits.

10.41	Credit Agreement Dated as of November 30, 2010.

31.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.
February 2, 2011	By:	/s/ ROBERT E. BEAUCHAMP
Robert E. Beauchamp
Chairman of the Board, President and Chief Executive Officer

February 2, 2011	By:	/s/ STEPHEN B. SOLCHER
Stephen B. Solcher
Senior Vice President and Chief Financial Officer

Exhibits
INDEX

10.41	Credit Agreement Dated as of November 30, 2010.

31.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.