Form 10-K
period 2011-03-31
BMC SOFTWARE INC
filed 2011-05-06
CIK 835729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,189,940,000 at September 30, 2010 based upon the closing sale price of the Common Stock on the NASDAQ Stock Market reported on such date.
As of May 2, 2011, there were 176,858,000 outstanding shares of Common Stock, par value $.01, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement relating to its 2011 Annual Stockholders Meeting, to be filed subsequently, are incorporated by reference into Part III.

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
BladeLogic and the BladeLogic logo are the exclusive properties of BladeLogic, Inc. The BladeLogic trademark is registered with the U.S. Patent and Trademark Office, and may be registered or pending registration in other countries. All other BladeLogic trademarks, service marks, and logos may be registered or pending registration in the U.S. or in other countries. All other trademarks or registered trademarks are the property of their respective owners.
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
Overview
BMC Software, Inc. (collectively, we, us, our, the Company or BMC) is one of the world’s largest software companies. We provide IT management solutions primarily for large enterprises. Our extensive portfolio of IT management software solutions simplifies and automates the management of IT processes, mainframe, distributed, virtualized and cloud computing environments, as well as applications and databases. We also provide our customers with maintenance and support services for our products and assist customers with software implementation, integration, IT process and organizational transformation, and education services. We were organized as a Texas corporation in 1980 and were reincorporated in Delaware in July 1988. Our principal corporate offices are located at 2101 CityWest Boulevard, Houston, Texas 77042-2827. Our main telephone number is (713) 918-8800, and our primary internet address is http://www.bmc.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings and all related amendments are available free of charge at http://investors.bmc.com. We post all of our SEC documents to our website as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. Our corporate governance guidelines and the charters of the Board of Directors committees are also available at http://www.bmc.com, as is our Professional Conduct Policy and Code of Ethics, as amended from time to time. Printed copies of each of these documents are available to stockholders upon request by contacting our investor relations department at (800) 841-2031 ext. 4525 or via email at investor@bmc.com.
Strategy
Our strategy is to be the leader in providing a unified IT management platform that simplifies and automates complex IT functions and processes in order to improve IT efficiency and value. We believe “Business runs on IT” and that by helping our customers run their IT organizations smarter, faster and stronger, their businesses will thrive. Our solutions and services help businesses address key initiatives, such as cloud computing, IT service management, proactive operations, data center automation, mainframe cost optimization and IT costs.
Responding to the needs of IT executives to optimize costs, increase business competitive advantage, improve service quality, manage risk and provide greater transparency, we provide solutions that enable Business Service Management (BSM), which we define as a unified platform for simplifying and automating the management of IT. Our BSM approach resonates powerfully with customers and results in substantial savings and value created through improved IT operational efficiency, consistent service delivery and the ability to rapidly address changing business needs. We have developed our BSM platform so that it can be adopted both universally and incrementally. To accomplish this, we provide integrated products and solutions (see the Solutions and Products section below). Our current BSM offering represents continued innovation from internal development, strategic acquisitions and by partnering with leading technology providers. We are committed to further enhancing our BSM platform in order to help our customers better manage IT complexity across diverse infrastructures and processes. We are also committed to providing customer choice by delivering our products and solutions through a combination of on-premise delivery, managed services and software-as-a-service (SaaS).
Helping to enable our unified BSM platform, we provide a family of shared foundational technologies called BMC Atrium that unifies information and processes from disparate management tools and also discovers, models, visualizes and assigns priorities to business services. One of the key components of BMC Atrium is the BMC Atrium Configuration Management Database (CMDB). The BMC Atrium CMDB is an open-architected, federated, intelligent data repository that simplifies the management of IT configurations and delivers accurate visibility into the dependencies between business services, users and IT infrastructure across cloud, virtual, mainframe and distributed environments. Along with other components of BMC Atrium, the BMC Atrium CMDB enables a Configuration Management System that ensures a consistent approach to managing IT processes such as incident management, problem management, change management, configuration management, asset management and event management.
To help clients, we offer education and consulting services that include both industry best practices and our own best practices and deliver them through a comprehensive methodology that is focused on customer value realization. We provide services that assist our customers in defining, implementing and operating our BSM solutions, including technology, process and organizational assessment, design and transformation services. Our BSM solutions support best practices, including those found in IT Infrastructure Library (ITIL), the most widely adopted IT-related best practices framework, and we have broadly trained our customer-facing organizations on ITIL best practices and provide ITIL education and certification to customers and partners through our professional services organization.

As part of our BSM strategy, we also differentiate our approach by supporting mainframe environments. A substantial portion of the world’s most valuable computer data resides on mainframes. Our ability to integrate the mainframe into BSM offers significant benefits to financial services, telecommunications, transportation and other industries. Mainframes remain important to our larger enterprise customers as they continue to be one of the most cost effective and scalable platforms for IT service delivery.
In recent years, we have been expanding our offerings to provide Dynamic BSM solutions that enable the on-demand provisioning and management of services using new computing platforms, such as cloud computing, in addition to traditional IT environments. In addition to our own efforts, we are working closely with other leading technology providers in the hardware, networking, managed services and SaaS markets to enable the industry’s most comprehensive and robust Dynamic BSM platform.
Solutions and Products
We are organized into two software business segments: Enterprise Service Management (ESM) and Mainframe Service Management (MSM). This structure provides the focus required to align our resources and product development efforts to meet the demands of the markets we serve. Our leadership reviews the results of our business using these segments. For financial information related to these two segments, see Note 13 to the accompanying consolidated financial statements.
Our ESM segment consists of our solutions and related professional services in the following IT management areas:
•
Service Assurance — Our service assurance offerings manage IT functions and processes such as availability and performance management, event management, service impact management and capacity management and provide proactive analytics to help IT identify issues before end users are affected by performance problems. Our solutions prioritize IT events based on business impact and help determine and initiate corrective actions to quickly restore services to the business. We were one of the first IT management leaders to bring business relevance to IT component events in this important market segment for our business. The capacity optimization solution from our October 2010 acquisition of the software business of Neptuny S.r.l. is included in this solution area.

•
Service Automation — Our service automation offerings manage IT functions and processes such as provisioning, configuration change and compliance automation for servers, networks, applications and databases. Our solutions in this area help IT manage increasing complexity to support rapidly changing business needs, and include our Cloud Lifecycle Management solutions which are generating significant interest and early adoption among enterprises, service providers and public sector agencies. This market segment continues to attract significant customer interest due to the pervasive need for organizations to automate manually-intensive and time-consuming processes in order to achieve greater operational efficiency. The database configuration change and compliance automation solution from our November 2010 acquisition of GridApp Systems, Inc. (GridApp Systems) is included in this solution area.

•
Service Support — Our service support offerings manage IT functions and processes such as the service desk, incident management, service request management, problem management, asset management, service level management, change and release management and identity management. These solutions, built around the industry leading service desk, manage and improve IT service as perceived by business end users. They drive improvements in efficiency through application of best practices (such as ITIL) and drive down costs by helping end users solve their own problems, reduce the number of calls to the service desk and track the status of IT requests. We also offer solutions to manage various business functions in IT such as financial planning and budgeting, demand and resource management, supplier management, service cost management and IT controls. In fiscal 2011, we broadened our solutions in this area by offering our industry-leading BMC Remedy IT Service Management Suite via a SaaS model and further expanding our strategic alliance with Salesforce.com by offering an expanded SaaS solution called RemedyForce.

•
BMC Atrium — Our BMC Atrium offering provides a family of shared foundational technologies that unifies information and processes from disparate management tools and also discovers, models, visualizes and assigns priorities to business services. It includes our BMC Atrium CMDB, a widely implemented and industry-leading CMDB. Our BMC Atrium solution also includes comprehensive discovery and dependency mapping, process and task workflow orchestration, service level management, dashboard and analytic reporting, and service catalog products and capabilities.

Our professional services organization consists of a worldwide team of experienced software and education consultants who provide implementation, integration, IT process, organizational design, re-engineering and education services related to our products and the IT functions and processes they help to manage. By easing the implementation of our products, these services help our customers realize value more quickly and sustainably. By improving the overall customer experience, we believe that these services also drive future software license transactions with customers.

Our MSM segment addresses IT requirements for mainframe data and performance management, middleware management and enterprise workload automation. These solutions, tightly integrated with the BMC Atrium CMDB, help our customers consistently meet service objectives while lowering the cost of mainframe, middleware and workload operations by: (i) increasing the availability of their critical business applications; (ii) reducing their hardware resource requirements; (iii) managing ever increasing data, transaction and task volumes with the same or reduced staff; and (iv) mitigating the risk and cost associated with regulatory compliance issues facing mainframe, middleware and workload automation organizations. Our MSM solutions are organized into two areas:
•
Data and Performance Management — Our mainframe data and performance management solutions ensure the availability and reliability of the business critical data, applications and systems that support the bottom line for many of the largest companies worldwide. These solutions help customers optimize the performance, facilitate the administration and enhance the recoverability of the corporate data housed in IBM’s DB2® and IMS™ databases. Our MainView product line delivers business-centric systems management, intelligent optimization and capacity management for an extensive array of mainframe infrastructure components. Our MainView AutoOperator products enable automation of comprehensive monitoring, problem diagnosis and resolution through real-time execution of pre-defined tasks. The MainView architecture facilitates seamless integration of the entire product line for faster problem resolution. BMC Middleware Management helps our customers improve the management of the application middleware layer and related application transactions. Tight integration of these offerings with BMC Atrium ensures the mainframe is managed in accordance with business service priorities.

•
Enterprise Workload Automation — Our Control-M product line provides a comprehensive set of features which enable data centers to automate their increasingly complex workloads and critical business processes. Our solution orchestrates and optimizes dispersed and disparate management processes across multiple locations, platforms and applications, and provides the facilities to centrally monitor and manage workload elements required to support the batch portion of the organization’s business services across physical, virtual and cloud computing environments. Our Control-M Output Management solution automates the difficult task of managing the life cycle of mainframe output reports with facilities which include report decollation, distribution, bundling, viewing, archival and deletion. In fiscal 2011, we expanded our workload automation reach through BMC Control-M Cloud Extensions which extended dynamic workload management with the power and flexibility of virtualization and cloud computing. Additionally, we released BMC Control-M Self Service to improve IT and business productivity by reducing IT service requests and empowering IT and business users with direct visibility and access to their workload automation services through a service view and a catalog of orderable workload automation services.

Sales and Marketing
We market and sell our products in most major world markets directly through our sales force and indirectly through channel partners including: distributors, resellers, original equipment manufacturers (OEMs), alliance partners and systems integrators. Our sales force includes an inside sales division which provides a channel for additional sales to existing customers and the expansion of our customer base.
International Operations
We are a global company that conducts sales, sales support, professional services, product development and support, marketing and product distribution services from numerous international offices. In addition to our sales offices located in major economic centers around the world, we also conduct development activities in the United States, India and Israel, as well as in small offices in other locations. Our product manufacturing and distribution operations are based in Houston, Texas, and Dublin, Ireland. We plan to continue to look for opportunities to efficiently expand our operations in international locations that offer highly talented resources as a way to maximize our global competitiveness.
Software Licenses
We license our software under both perpetual and term license models for customer on-premise use. Under perpetual license arrangements, our customers receive the perpetual license right to use our software, and related maintenance and support services are generally purchased on an annual basis. Under term license arrangements, our customers receive license rights to use our software along with bundled maintenance and support services for the term of the contract. The majority of our contracts provide customers with the right to use one or more of our products up to a specific license capacity. Capacity can be measured in many ways, including mainframe computing capacity, number of servers, number of users or number of gigabytes, among others. Certain of our enterprise license agreements stipulate that customers can exceed pre-determined base capacity levels, in which case additional fees are specified in the license agreement. Such fees are typically paid on an annual basis in the form of an incremental “true-up” payment. In the absence of such an arrangement, customers are not entitled to exceed the capacity levels in the original license rights.

For qualifying transactions we offer extended payment terms for our solutions under a financing program. We believe that by offering such financing we allow our customers to better manage their IT expenditures and cash flows. Our financing program is discussed in further detail below under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
Our license revenue comprised 41.9%, 39.7% and 37.9% of our total revenue in fiscal 2011, 2010 and 2009, respectively. For a discussion of our revenue recognition policies and the impact of our licensing models on revenue, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition and Note 1 to the accompanying consolidated financial statements.
Software-as-a-Service
We provide on-demand SaaS offerings within our ESM segment. These offerings, the first of which we introduced to the market in late fiscal 2010, provide management solutions through a hosted service rather than a traditional on-premise license model and allow our customers to obtain the benefits of these solutions with reduced infrastructure and setup requirements, leading to faster deployment and lower total cost of ownership. These offerings are sold as either annual or multi-year subscriptions with pricing generally based on the number of users. We also offer customer on-boarding and other related services for these offerings. Through fiscal 2011, SaaS revenue has not been significant to our consolidated financial results.
Maintenance and Support Services
Maintenance and support enrollment entitles software license customers to technical support services, including telephone and internet support and problem resolution services, and the right to receive unspecified product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if-available basis. Maintenance and support service fees are an important source of recurring revenue, and we invest significant resources in providing maintenance and support services. Revenue from maintenance and support services comprised 49.6%, 53.6% and 54.4% of our total revenue in fiscal 2011, 2010 and 2009, respectively.
Professional Services
Our professional services group consists of a worldwide team of experienced software and education consultants who provide implementation, integration, IT process, organizational design, re-engineering and education services related to our products. By easing the implementation of our products, these services help our customers accelerate the time to value. By improving the overall customer experience, we believe that these services also drive future software license transactions with customers. Revenue from professional services comprised 8.6%, 6.8% and 7.7% of our total revenue in fiscal 2011, 2010 and 2009, respectively.
Research and Development
We conduct research and development activities in various locations throughout the world. During fiscal 2011, 2010 and 2009, we incurred research and development expenses of $176.5 million, $195.6 million and $222.0 million, respectively. These costs relate primarily to personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. Our expenditures on research and development activities during the last three fiscal years are further discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses.
Seasonality
We tend to experience a higher volume of transactions and associated revenue in the quarter ended December 31, which is our third fiscal quarter, and the quarter ended March 31, which is our fourth fiscal quarter, as a result of our customers’ spending patterns and our annual sales quota incentives. As a result of this seasonality for license transactions and timing of related payments, we tend to have greater operating cash flow in our fourth fiscal quarter.
Competition
The enterprise management software business is highly competitive. Both our ESM and MSM businesses compete against a number of competitors, including large vendors who compete with us at a strategic solution level and across multiple product lines as well as smaller, niche competitors who compete against individual products of ours. Our largest competitors are International Business Machines Corporation (IBM), CA, Inc. (CA) and Hewlett-Packard Company (HP). Although we believe we are uniquely positioned to offer BSM solutions to customers, several of our major competitors also market BSM-like solutions and we anticipate continued competition in the BSM marketplace. There are currently between 50 and 100 companies we consider to be directly competitive with one or more of our software solutions. Some of these companies have substantially larger operations than ours in the specific markets in which we compete. In addition, the software industry is experiencing continued consolidation which may change both the number of and specific companies we compete with.

Customers
Our solutions are used by some of the largest, most demanding IT organizations in the world including approximately 15,000 companies and 90% of the Fortune 100. Our software products are generally used in a broad range of industries, businesses and applications. Our most significant customers include banks and financial service providers, government agencies and other service providers. Our remaining customer base includes manufacturers, telecommunication companies, educational institutions, retailers, distributors, hospitals and other industries, as well as channel partners including resellers, distributors and systems integrators. Our ten largest customers comprised 15% or less of our total revenue in each of fiscal 2011, 2010 and 2009. No single customer accounted for a material portion of our revenue during any of the past three fiscal years.
Intellectual Property
We primarily distribute our products in object code form and rely upon contract, trade secret, copyright and patent laws to protect our intellectual property. The license agreements under which customers use our products restrict the customer’s use to its own operations and prohibit disclosure to third parties. We distribute certain of our products on a shrink-wrap basis and the enforceability of such restrictions in a shrink-wrap license is unproven in certain jurisdictions. Also, notwithstanding these restrictions, it is possible for other persons to obtain copies of our products in object code form. We expect that obtaining such copies would have limited value without access to the product’s source code, which we keep highly confidential. In addition, for certain of our solutions, we employ protective measures such as CPU-dependent passwords, expiring passwords and time-based software trials.
Employees
At March 31, 2011, we had approximately 6,200 full-time employees. We expect that our continued success will depend in part on our ability to attract and retain highly skilled personnel, including technical, sales and management resources.

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
Our overall performance depends in part on worldwide economic conditions. As a result of the recent major global recession and government responses to such recession, the United States and other key international economies continue to experience significant uncertainty, stock market volatility, tightened credit markets, significant unemployment, volatility in commodity prices and concerns about inflation. The severity or length of time these economic and financial market conditions may persist is unknown, and the rate and pace of recovery in individual economies is also uncertain. During challenging and uncertain economic times and in tight credit markets, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for software purchases or require more negotiation of contract terms and conditions. These economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. In addition, continued deterioration of the global credit markets could adversely impact our ability to complete sales of our solutions and services, including maintenance and support renewals, or the value of our financial assets. Any of these events would likely harm our business, financial condition, operating results and cash flows.
We may announce lower than expected revenue, bookings, earnings or operating cash flows.
Our ability to accurately and consistently predict revenue, bookings, earnings and operating cash flows within narrow ranges is weakened by two principal factors:
•	first, a significant portion of our transactions close during the final days of each quarter; this pattern is evident across product lines and among all sales channels; and
•
second, even after contracts have been executed, extensive analysis is required before the timing of revenue recognition can be reliably determined; this timing reflects both the complexity of the revenue recognition rules applicable to software and the effect that the various license types and other terms and conditions can have when these rules are applied.

Numerous other factors, some listed below, also have potential to adversely affect our financial results:
•	customers may defer or limit purchases as a result of reduced information technology budgets or reduced data processing capacity demand;
•	customers may require additional levels of internal approval prior to finalizing software purchases or renewals, which could lengthen the sales cycle and delay bookings and the resultant cash flows;
•	we may lose customers to our competitors or due to customer consolidation;
•
we may be required to defer more license revenue than we anticipate if our mix of complex transactions or contracts with terms and conditions requiring deferral of license revenue is greater than we plan for;

•	we may be unable to adapt our solutions to customers’ needs in a market space defined by constant technological change;
•	we may be unable to satisfy increased customer demands for our technical support services which may adversely affect our relationships with our customers;
•	the timing of orders and delivery of products to our customers and channel partners is uncertain;
•	we may experience losses on investments, foreign currency exchange contracts or other losses from financial instruments we hold that are exposed to market losses;
•	we may experience unexpected changes or significant fluctuations in foreign currency exchange rates;
•	tax rates in jurisdictions in which we operate may change;
•	we may experience higher than expected operating expenses;
•
weighted average shares outstanding may increase unexpectedly due to much higher than expected exercises of stock options or a sudden and significant increase in our stock price causing our fully diluted weighted average shares outstanding to increase, either of which could cause reported earnings per share to decline;

•	we may be affected by the timing of large, multi-product transactions or become dependent upon such transactions;
•	our pricing and distribution terms and/or those of our competitors may change; and
•	our business may be adversely affected as a result of the threat of significant external events that increase global economic uncertainty.
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

Our cloud offerings bring new business and operational risks.
We have introduced multiple new products and technology initiatives to provide systems management solutions in the emerging area of cloud computing. We include in this category our SaaS offerings. Our SaaS offerings provide our customers with existing and new software management through a hosted service as opposed to traditional software deployments. There can be no assurance that SaaS revenue will be significant in the future despite our levels of investment. There is a risk that our SaaS offerings may reduce demand for licenses and maintenance of our traditional software products which could impact our revenue and/or operating margins. There is also a risk that our internal development and customer support teams could find it difficult or costly to support both traditional software installed by customers and software delivered as a service. To the extent that our new SaaS offerings are defective or there are disruptions to our services, demand for our SaaS offerings could diminish and we could be subject to substantial liability. In addition, interruptions or delays in service from our third party service delivery hosts could impair the delivery of our services and harm our business. If we or our third party service delivery hosts experience security breaches and unauthorized access is obtained to a customer’s data or our data, our services may be perceived as not being secure, customers may curtail or stop using our services and we may incur significant legal and financial exposure and liabilities.
Our success in the emerging area of cloud computing depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtual infrastructure solutions for on-premise data centers as well as for cloud computing and end-user computing. Concerns about security, privacy, availability, data integrity, retention and ownership may negatively impact the rate of adoption of cloud computing. Cloud computing environments are complex and the deployment of our systems management solutions in the cloud may require additional professional services and implementation services for which we may not have the ability to provide at an appropriate margin. In the cloud, our products are dependent upon third party hardware, software and cloud hosting vendors, all of which must interoperate for end users to achieve their computing goals. Since the cloud computing market is in the early stages of development, we expect other companies to enter this market and to introduce their own initiatives that may compete with, or not be compatible with, our cloud solutions. Additionally, operating margins on our new initiatives may be lower than those we have achieved in our more mature product markets, and our new initiatives may not generate sufficient revenue to recoup our investments in them. If any of these events were to occur, it could adversely affect our business, results of operations and financial condition.
We may have difficulty achieving our cash flow from operations goals.
Our quarterly cash flow from operations is and has been volatile. If our cash generated from operations in some future period is materially less than the market expects, our stock price could decline. Factors that could adversely affect our cash flow from operations in the future include: lengthening sales cycles; a reduction in the size of transactions; the timing of transaction completion, billings and associated cash collections within a particular period; longer customer payment terms; an increase in late payments by customers; an increase in uncollectible accounts receivable; increased expenses; reduced net earnings; a significant shift from multi-year committed contracts to short-term contracts; a reduced ability to transfer finance receivables to third parties; an increase in contracts where internal costs such as sales commissions are paid upfront but payments from customers are collected over time; reduced renewal rates for maintenance; an increase in cash taxes; payments for legal actions, costs, fees or settlements; restructuring payments; the impact of changing foreign currency exchange rates; and reduced yields on investments and cash equivalents.
Maintenance revenue could decline.
Maintenance revenue is an important source of recurring revenue, and we invest significant resources to provide maintenance and support services to our customers. Maintenance fees generally increase as the licensed capacity increases; consequently, we generally receive higher absolute maintenance fees with new license and maintenance agreements and as existing customers license our products for additional processing capacity. Price competition on enterprise transactions can lead to increased discounting for higher levels of supplemental processing capacity; the maintenance fees on a per unit of capacity basis are typically reduced in enterprise license agreements. In addition, customers are generally entitled to reduced annual maintenance fees for entering into long-term maintenance contracts. Declines in our license bookings, increases in the proportion of long-term maintenance contracts and/or increased discounting could lead to declines in our maintenance revenue growth rates. Should customers migrate from systems and applications which our products support, utilize alternatives to our products, including maintenance-free solutions such as on demand, or become dissatisfied with our maintenance services, increased cancellations could lead to declines in our maintenance revenue. As maintenance revenue makes up a substantial portion of our total revenue, any decline in our maintenance revenue could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our professional services business is growing but could impact our overall margins.
Our professional services business has been growing as our overall bookings have grown and customers have contracted with us to provide implementation and other value-adding services. There are a number of risks associated with our professional services business which could impact our ability to deliver high quality services and which could impact our overall profit margin. These include the availability and our ability to engage quality labor resources, both as employees and as third party contractors, incremental costs associated with third party contractors, the complexity of services engagements, contractual risks, pricing and bidding risks and potential cost overruns. If we are not able to effectively manage the growth of our professional services business, it could have a material adverse effect on our reputation and our operating results, including our profit margin.
Competition from large, powerful multi-line and small, agile single-line competitors could have a negative impact on our business and financial results.
Some of our largest competitors, including IBM, CA and HP, have significant scale advantages. With scale comes a large installed base of customers in particular market niches, as well as the ability to develop and market software competitive with ours. Some of these competitors can also bundle hardware, software and services together, which is a disadvantage for us since we do not provide hardware and have fewer services offerings. Competitive products are also offered by numerous independent software companies that specialize in specific aspects of the highly fragmented software industry. Some, like Microsoft Corporation (Microsoft), Oracle Corporation (Oracle), and SAP AG (SAP) are the leading developers and vendors in their specialized markets. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with some individual products offered by us. Market entrants utilizing alternative business models such as software-as-a-service, cloud computing or open source software also compete against us. As the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products. Other data center vendors may expand into systems management to complement their existing offerings. Additionally, many customers historically have developed their own products that compete with those offered by us. Competition from any of these sources can result in price reductions or displacement of our products, which could have a material adverse effect on our business, financial condition, operating results and cash flows.
Industry consolidation could affect prices or demand for our products.
The IT industry and the market for our systems management products are very competitive due to a variety of factors. As the enterprise systems software market matures, it is consolidating. This trend could create opportunities for larger companies, such as IBM, HP, Microsoft, Oracle and other large enterprise software and hardware companies, to increase their market share through the acquisition of companies that dominate certain lucrative market niches or that have loyal installed customer bases. In doing so, these competitors may be able to reduce prices on software that competes with our solutions, in part by leveraging their larger economies of scale. Consolidation also may permit competitors to offer a broader suite of products and more comprehensive bundled solutions, including hardware, software and services. We expect this trend towards consolidation to continue as companies attempt to maintain or extend their market and competitive positions in the rapidly changing software industry and as companies are acquired or are unable to continue operations. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results due to lengthening of the customer evaluation process, increased pricing pressure and/or loss of business to these larger competitors, which may materially and adversely affect our business, financial condition, operating results and cash flows.
Our products must remain compatible with ever-changing operating and database environments.
IBM, HP, Microsoft and Oracle are by far the largest suppliers of systems and database software and, in some cases, are the manufacturers of the computer hardware systems used by most of our customers. Historically, operating and database system developers have modified or introduced new operating systems, database systems, systems software and computer hardware. Such new products could incorporate features which perform functions currently performed by our products or could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. There can be no assurance that we will be able to adapt our products and our business to changes introduced by hardware manufacturers and operating and database system software developers. Operating and database system software developers have in the past provided us with early access to versions of their software, before making such software generally available, to have input into the functionality and to ensure that we can adapt our software to exploit new functionality in these systems. Some companies, however, may adopt more restrictive policies in the future or impose unfavorable terms and conditions for such access. These restrictions may result in higher research and development costs for us in connection with the enhancement and modification of our existing products and the development of new products. Failure to adapt our products in a timely manner to changes in operating and database systems, or any product quality and performance issues with the underlying databases or operating systems resulting in degradation of our products’ quality and performance, could influence customer decisions to forego the use of our products in favor of those with comparable functionality offered by competitors or within the operating system and database functionality itself which could result in a material adverse effect on our business, financial condition, operating results and cash flows.

Future product development is dependent upon access to and reliability of third party software products and open source software.
Certain of our software products contain components developed and maintained by third party software vendors. We expect that we may have to incorporate software from third party vendors in our future products. We also incorporate open source software in certain of our software products. We may not be able to replace the functionality provided by the third party or open source software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated, or if our relationship with the third party vendor terminates. In addition, we must carefully monitor and manage our use of, and compliance with the licensing requirements of, open source software. Any significant interruption in the availability of these third party software products on commercially acceptable terms, defects in these products or our inability to comply with the licensing terms of either third party commercial software or open source software could delay development of future products or enhancement of future products and could have a material adverse effect on our business, financial condition, operating results and cash flows.
Future product development is dependent on adequate research and development resources.
In order to remain competitive, we must continue to develop new products and enhancements to our existing products. This is particularly true as we further expand our BSM capabilities. Maintaining adequate research and development resources to meet the demands of the market is essential. Failure to do so could present an advantage to our competitors. Furthermore, if we are unable to develop products internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other development resources, it may force us to expand into a certain market or strategy via an acquisition for which we could potentially pay too much or unsuccessfully integrate into our operations.
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
As a result of the foregoing, we could experience loss of or delay in revenue and loss of market share; loss of customers; damage to our reputation; failure to achieve market acceptance; diversion of development resources; increased service and warranty costs; legal actions by customers against us which could, whether or not successful, increase costs and distract our management; and increased insurance costs.
We are subject to risks associated with our indirect distribution channels.
A portion of our revenue is derived from the sale of our products and services through indirect distribution channels such as resellers, systems integrators and strategic partners. In addition, we maintain strategic agreements with hardware vendors permitting them to sell our software solutions as part of their hardware systems. Conducting business through indirect distribution channels presents a number of risks, including:
•	our indirect channel partners typically can cease marketing our products and services with limited or no notice and with little or no penalty;

•	we may not be able to replace existing or recruit additional indirect channel partners if we lose any of our existing ones;
•	our existing indirect channel partners may not be able to effectively sell new products and services that we may introduce;
•
we do not have direct control over the business practices, compliance programs and processes or risk management policies adopted by our indirect channel partners and they may engage in inappropriate practices without our knowledge which could result in penalties and/or reputational damage to us;

•
our indirect channel partners may not be able to deliver the same quality or standard of services that we do which may require us to engage with their customers at a direct cost to us to protect our product and services standards and reputation;

•
our indirect channel partners may also offer competitive products and services through acquisition or internal development and as such, may not give priority to the marketing of our products and services as compared to our competitors’ products;

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
From time to time, we make significant changes in the organizational structure and compensation plans of our sales organizations. To the extent that we experience turnover within our direct sales force or sales management, there is a risk that the productivity of our sales force would be negatively impacted which could lead to revenue declines. Turnover within our sales force can require significant severance expense and cause disruption in sales cycles leading to delay or loss of business. In addition, it can take time to implement new sales management plans and to effectively recruit and train new sales representatives. We review and modify our compensation plans for the sales organization periodically. As in most years, we have made changes for fiscal 2012 that are intended to align with our business objectives. Changes to our sales compensation plans could make it difficult for us to attract and retain top sales talent.
We are subject to risks related to business combinations.
As part of our overall strategy, we have acquired or invested in, and likely will continue to acquire or invest in, complementary companies, products and technologies. Risks commonly encountered in such transactions include:
•	we may not retain and integrate key technical, sales and managerial personnel;
•
we may not assimilate the personnel, culture and operations of the combined companies, including back-office functions and systems, such as accounting, human resources and others, into our own back-office functions and systems;

•	we may not be able to integrate the acquired technologies or products with our current products and technologies;
•	our ongoing business could be disrupted, including management being distracted from other objectives, opportunities and risks;
•	we may not maximize our financial and strategic position through the successful integration of acquired businesses;
•	our policies, procedures and controls may not be applied to the acquired entity in a timely manner following the acquisition;
•	relationships with the acquired entity’s customers, partners or vendors might degrade, creating challenges for us to meet the objectives of the acquisition;

•
our pre-acquisition due diligence may fail to identify technology issues, such as problems with software code, architecture or functionality, intellectual property ownership issues, employment or management issues, customer or partner issues, errors or irregularities in the accounting or financial reporting of the target, unknown liabilities of the target, legal contingencies, compliance failures or other issues;

•	revenue from acquired companies, products and technologies may not meet our expectations;
•
our use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases; similarly, existing stockholders could be diluted and earnings per share may decrease if we were to issue a significant amount of equity securities as full or partial consideration in future acquisitions; and

•	our chosen strategy leading to the acquisition may not be the appropriate strategy or our resources may be better utilized developing technology via internal product development.
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
Changes in tax law, changes in our effective tax rate or exposure to additional income tax liabilities could affect our profitability and financial condition.
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
We must protect our intellectual property rights.
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
Our success and ability to compete are also dependent upon our ability to operate without infringing upon the proprietary rights of others. Third parties may claim that our current or future products or services infringe upon their intellectual property rights. Any such claim, with or without merit, could have a significant effect on our business and financial results. Any future third party claim could be time consuming, divert management’s attention from our business operations and result in substantial litigation costs, including any monetary damages and customer indemnification obligations, which may result from such claims. In addition, parties making these claims may be able to obtain injunctive or other equitable relief affecting our ability to license the products that incorporate the challenged intellectual property. As a result of such claims, we may be required to obtain licenses from third parties, develop alternative technology or redesign our products. We cannot be sure that such licenses would be available on terms acceptable to us, if at all. If a successful claim is made against us and we are unable to develop or license alternative technology, our business, financial condition, operating results and cash flows could be materially adversely affected.
We are subject to risks related to global operations.
We are a global company that conducts sales, sales support, professional services, product development and support, marketing and product distribution services from numerous offices throughout the world. We are subject to a variety of risks and challenges in managing an organization operating in various countries, including:
•	difficulties in staffing and managing international operations, including compliance with local labor and employment laws;
•	non-compliance with our professional conduct policy and code of ethics or other corporate policies;
•	longer payment cycles;
•	increased financial accounting and reporting burdens and complexities;
•	adverse tax consequences;
•	adverse impact of inflation;
•	changes in foreign currency exchange rates;
•	impact from volatile or sluggish local economies or global macroeconomic conditions;
•	loss of proprietary information, including intellectual property, due to piracy, misappropriation or weaker laws regarding intellectual property protection;
•	the need to localize our products;
•	lack of appropriate local infrastructure to carry out operations;
•	political unrest or terrorism, particularly in areas in which we have employees and facilities;
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

•	licenses, tariffs and other trade barriers; and
•	natural disaster, disease or other extraordinary events impacting business continuity.

U.S. and international laws and regulations that apply to our global operations are complex and increase our cost of doing business. U.S. laws and regulations applicable to our international operations include the Foreign Corrupt Practices Act and export control laws. International laws and regulations include local laws which also prohibit bribery (including the anticipated UK Bribery Act), including commercial bribery, and corrupt payments to governmental officials, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions and export requirements. We have adopted and implemented policies and procedures designed to promote compliance with U.S. laws and the laws of the jurisdictions in which we operate. Violations of these laws and regulations could result in criminal or civil fines against us, our officers or our employees; restrictions on the conduct of our business; harm to our brand or reputation; and delays in potential acquisitions. Such violations could result in penalties and other restrictions that may, under certain circumstances, materially and adversely impact our operating results and financial condition.
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
We maintain a significant presence in India, Israel and other emerging market countries, conducting substantial software development and support, marketing operations, IT operations and certain financial operations in those locations. Accordingly, we are directly affected by economic, political, physical and electrical infrastructure and military conditions in these countries. Any major hostilities or the interruption or curtailment of trade between these countries and their present trading partners could materially adversely affect our business, financial condition, operating results and cash flows. We maintain contingency and business continuity plans for all significant locations, and to date, various regional conflicts or other local economic or political issues have not caused any major adverse impact on our operations in these countries. Should we be unable to conduct operations in these regions in the future, and our contingency and business continuity plans are unsuccessful, our business could be adversely affected. Furthermore, as the software and technology labor market in these countries has developed at a rapid pace, with many multi-national companies competing for talent, there is a risk that wage and attrition rates will rise faster than we have anticipated which could lead to operational issues.
We face exposure to foreign currency exchange rates.
We conduct significant transactions, including intercompany transactions, in currencies other than the United States dollar or the functional operating currency of the transactional entities, and our global subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the United States dollar can significantly affect our revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. While we maintain a hedging program to hedge certain transactional exposures in foreign currencies in an attempt to mitigate foreign currency exchange rate risks, this program may not fully mitigate all such risk. We may also experience foreign currency exchange rate gains and losses where it is not cost effective to hedge foreign currencies in part or in full. Additionally, our efforts under this program may not be successful if we were to fail to properly detect or manage foreign currency exchange rate exposures, which could also adversely impact our operating results.
We may lose key personnel, may not be able to hire enough qualified personnel or may fail to integrate replacement personnel.
Much of our future success depends on the continued service and availability of skilled personnel, including sales, technical and management resources and the availability of skilled contract labor. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. Changing demographics and labor work force trends may result in a loss of knowledge and skills as experienced workers retire. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. In addition, acquisitions could cause us to lose key personnel of the acquired companies or our personnel. With rare exceptions, we do not have long-term employment agreements with our employees. Further, certain of our key personnel receive a total compensation package that includes equity awards. New regulations, volatility in the stock market and other factors could diminish our use, and/or the value, of our equity awards, putting us at a competitive disadvantage or forcing us to use more cash compensation.
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

We have also undertaken restructuring actions over the past several years to improve our cost structure involving significant reductions in our workforce, relocation of job functions to overseas locations and changes to our organizational structure. We will continue to make organizational changes aimed at improving our operating margins and driving operating efficiencies. Some of these changes may result in future workforce reductions or rebalancing actions. These efforts place a strain on our management, administrative, technical, operational and financial infrastructure.
If we fail to manage these changes effectively, it could adversely affect our ability to manage our business and our operating results.
Our business and products are dependent on the use of IT systems.
Our IT systems and related software applications are integral to our business. We rely on controls and systems to ensure data integrity of critical business information. Lack of data integrity could create inaccuracies and hinder our ability to perform meaningful business analysis and make informed business decisions. Computer programmers and hackers may be able to penetrate our network security and misappropriate, copy or pirate our confidential information or that of third parties, create system disruptions or cause interruptions or shutdowns of our internal systems and services. A number of websites have been subject to denial of service attacks, where a website is bombarded with information requests eventually causing the website to overload, resulting in a delay or disruption of service. Also, there is a growing trend of advanced persistent threats being launched by organized and coordinated groups against corporate networks to breach security for malicious purposes. If successful, any of these events could damage our computer systems or those of our customers and could disrupt or prevent us from providing timely maintenance and support for our products. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers and may impede our sales, manufacturing, distribution and other critical functions.
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
Despite network security, disaster recovery and systems management measures in place, we may encounter unexpected general systems outages or failures that may affect our ability to conduct research and development, provide maintenance and support of our products, manage our contractual arrangements, accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Additionally, these unexpected systems outages or failures may require additional personnel and financial resources, disrupt our business or cause delays in the reporting of our financial results. We may also be required to modify, enhance, upgrade or implement new systems, procedures and controls to reflect changes in our business or technological advancements, which could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. We also outsource certain IT-related functions to third parties that are responsible for maintaining their own network security, disaster recovery and systems management procedures. If we, or our third party IT vendors, fail to manage our IT systems and related software applications effectively, it could adversely affect our business operations, operating results and cash flows.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
Our headquarters are located in Houston, Texas, where we lease approximately 570,000 square feet of office space. We also maintain software development and sales organizations in various locations around the world where we lease the necessary facilities. A summary of our principal leased properties currently in use is as follows:

	Approximate
Location	Area (sq. ft.)	Lease Expiration
Houston, Texas	570,000	June 30, 2021
Pune, India	162,000	September 30, 2014
Austin, Texas	106,000	December 31, 2013
Tel Aviv, Israel	69,000	July 10, 2012
San Jose, California	62,000	May 31, 2019
Egham, United Kingdom	47,000	April 26, 2019
Milan, Italy	34,000	January 31, 2012
Lexington, Massachusetts	32,000	February 28, 2013
Tel Hai, Israel	30,000	October 31, 2014
McLean, Virginia	28,000	November 30, 2013

ITEM 3.	Legal Proceedings
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
On July 15, 2004, we acquired Marimba, Inc., and Marimba is now a wholly-owned subsidiary of BMC. In 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York (the Court) naming as defendants Marimba, certain of Marimba’s officers and directors, and certain underwriters of Marimba’s initial public offering. An amended complaint was filed on April 19, 2002. Marimba and certain of its officers and directors are named in the suit pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation and manipulative practices in connection with Marimba’s initial public offering. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998. The individual officer and director defendants entered into tolling agreements and, pursuant to a Court Order dated October 9, 2002, were dismissed from the litigation without prejudice. On February 19, 2003, the Court granted a Motion to Dismiss the Rule 10b-5 claims against 116 defendants, including Marimba. On June 30, 2003, the Marimba Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of Marimba and of the individual officer and director defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from Marimba’s insurers regarding recovery from the underwriter defendants and other non-monetary consideration. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Marimba case is not one of these focus cases. On October 13, 2004, the Court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit (the Second Circuit) reversed the Court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, liaison counsel for all issuer defendants, including Marimba, informed the Court that the settlement could not be approved, because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the Court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on

September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. On October 3, 2008, plaintiffs submitted a proposed order withdrawing the class certification motion without prejudice. On April 2, 2009, a stipulation and agreement of settlement between the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. This settlement requires no financial contribution from Marimba or us. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement “fairness” hearing was held on September 10, 2009. The Court granted the plaintiffs’ motion for final approval of the settlement and certified the settlement classes on October 5, 2009. The Court determined that the settlement is fair to the class members, approved the settlement and dismissed, with prejudice, the case against Marimba and its individual defendants. Two appeals to the settlement are pending in the Second Circuit, and motions to dismiss these appeals have been filed with the Court. The timing of resolution of these appeals is uncertain. Due to the inherent uncertainties of litigation and because the settlement remains subject to pending appeals, the ultimate outcome of the matter is uncertain.
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
Our common stock is listed on the NASDAQ Stock Market and trades under the symbol BMC. On May 2, 2011, there were 603 holders of record of our common stock.
The following table sets forth the high and low intra-day sales prices per share of our common stock for the periods indicated:

	Price Range of
	Common Stock
	High	Low
FISCAL 2011
Fourth Quarter	$51.03	$46.31
Third Quarter	$49.11	$38.95
Second Quarter	$41.51	$34.24
First Quarter	$41.27	$34.58

FISCAL 2010
Fourth Quarter	$40.87	$35.55
Third Quarter	$40.73	$35.65
Second Quarter	$39.00	$31.00
First Quarter	$35.76	$31.18
We have never declared or paid dividends to BMC Software stockholders. We do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings otherwise available for cash dividends on our common stock for use in our operations, for acquisitions and for common stock repurchases. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
The graph below shows the relative investment performance of our common stock, the S&P 500 Index and the S&P Systems Software Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock of the indices. The following graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BMC Software, Inc., the S&P 500 Index
and the S&P Systems Software Index

*	$100 invested on March 31, 2006 in stock or index, including reinvestment of dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased (1)	Share	Program (2)	Program (2)	the Program (2)
January 1 - 31, 2011	459,484	$47.81	453,257	$21,670,256	$749,050,118
February 1 - 28, 2011	1,516,579	$49.39	1,406,410	69,467,547	$679,582,571
March 1 - 31, 2011	1,009,924	$48.64	1,004,604	48,861,468	$630,721,103

Quarterly Total	2,985,987	$48.88	2,864,271	$139,999,271	$630,721,103

Fiscal 2011 Total	11,163,384	$41.59	10,555,470	$439,043,180	$630,721,103

(1)	Includes 121,716 and 607,914 shares of our common stock withheld by us to satisfy employee tax withholding obligations during the quarter and year ended March 31, 2011, respectively.

(2)
Our Board of Directors has authorized a total of $4.0 billion to repurchase common stock. At March 31, 2011, approximately $630.7 million remains authorized in this stock repurchase program and the program does not have an expiration date.

Information regarding our equity compensation plans at March 31, 2011 is incorporated by reference into Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.	Selected Financial Data
The following selected consolidated financial data presented for, and at the end of, each of the years in the five-year period ended March 31, 2011, are derived from our consolidated financial statements. The following business combinations during the five-year period ended March 31, 2011 were accounted for under the acquisition method of accounting, and, accordingly, the financial results of these acquired businesses have been included in our financial results below from the indicated acquisition dates: GridApp Systems in November 2010, the software business of Neptuny S.r.l. in October 2010, Phurnace Software, Inc. (Phurnace Software) in December 2009, Tideway Systems Limited (Tideway Systems) in October 2009, MQSoftware, Inc. (MQSoftware) in August 2009, BladeLogic, Inc. (BladeLogic) in April 2008, Emprisa Networks, Inc. in October 2007, RealOps, Inc. in July 2007, ProactiveNet, Inc. in June 2007 and Identify Software Ltd. in May 2006.
The operating results for fiscal 2011, 2010, 2009, 2008 and 2007 below include severance, exit costs and related charges of $14.3 million, $3.0 million, $33.5 million, $14.7 million and $44.6 million, respectively. During fiscal 2011 and 2010, we recorded net tax benefits of approximately $57.2 million and $30.0 million, respectively, associated with tax authority settlements related to prior years’ tax matters. During fiscal 2009, we wrote off acquired in-process research and development (IPR&D) of $50.3 million in connection with our acquisition of BladeLogic, and we recorded $6.8 million of tax expense associated with an intercompany transfer of the IPR&D.
The selected consolidated financial data should be read in conjunction with the consolidated financial statements at March 31, 2011 and 2010, and for each of the three years in the period ended March 31, 2011, the accompanying notes and the report of the independent registered public accounting firm thereon, which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2011	2010	2009	2008	2007
	(In millions, except per share data)
Statement of Operations Data:
Total revenue	$2,065.3	$1,911.2	$1,871.9	$1,731.6	$1,580.4
Operating income	$532.8	$506.1	$367.8	$357.5	$207.3
Net earnings	$456.2	$406.1	$238.1	$313.6	$215.9

Basic earnings per share	$2.55	$2.21	$1.27	$1.59	$1.05

Diluted earnings per share	$2.50	$2.17	$1.25	$1.56	$1.02

Shares used in computing basic earnings per share	178.7	183.1	187.1	194.8	204.2

Shares used in computing diluted earnings per share	182.4	186.8	190.2	199.6	210.1

	At March 31,
	2011	2010	2009	2008	2007
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$1,660.9	$1,368.6	$1,023.3	$1,288.3	$883.5
Investments	95.6	127.9	145.9	186.9	623.6
Working capital	877.1	561.2	239.4	532.7	578.0
Total assets	4,485.4	4,137.6	3,697.5	3,345.5	3,260.0
Long-term borrowings	335.6	340.9	313.6	9.2	3.3
Deferred revenue	1,955.5	1,823.1	1,787.9	1,779.4	1,729.0
Stockholders’ equity	1,662.9	1,387.7	1,048.5	994.5	1,049.1

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
It is important that this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report on Form 10-K.
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
Overview
Our fiscal 2011 financial performance in terms of revenue, operating income, diluted earnings per share and operating cash flows was in line with our annual expectations. Select operating metrics for fiscal 2011 included:
•
Total bookings, which represent the contract value of new transactions that we closed and recorded, were $2,197.7 million, representing an increase of $251.3 million, or 12.9%, over fiscal 2010. Within our ESM segment, where we believe performance is best evaluated on the basis of license bookings, total license bookings increased by $100.4 million, or 21.3%, over fiscal 2010. Within our MSM segment, where we believe performance is best evaluated based on total and annualized bookings on a trailing twelve months basis, total bookings for the trailing twelve months ended March 31, 2011 increased by $29.8 million, or 3.7%, and on an annualized basis, after normalizing for contract length, increased by $12.1 million, or 4.4%, as compared to the prior year period.

•
Total revenue was $2,065.3 million, representing an increase of $154.1 million, or 8.1%, over fiscal 2010. This increase was reflective of license and professional services revenue increases of $106.1 million, or 14.0%, and $47.5 million, or 36.8%, respectively, while maintenance revenue remained relatively flat with a $0.5 million increase. On a segment basis, total ESM revenue increased by $136.8 million, or 12.0%, and total MSM revenue increased by $17.3 million, or 2.2%, over fiscal 2010.

•
Operating income was $532.8 million, representing an increase of $26.7 million, or 5.3%, over fiscal 2010. Non-GAAP operating income was $732.7 million, representing an increase of $58.2 million, or 8.6%, over fiscal 2010.

•
Net earnings were $456.2 million, representing an increase of $50.1 million, or 12.3%, over fiscal 2010. Non-GAAP net earnings were $546.2 million, representing an increase of $50.2 million, or 10.1%, over fiscal 2010.

•
Diluted earnings per share was $2.50, representing an increase of $0.33, or 15.2%, over fiscal 2010. Non-GAAP diluted earnings per share was $2.99, representing an increase of $0.33, or 12.4%, over fiscal 2010.

•
Cash flows from operations were $765.2 million, representing an increase of $129.8 million, or 20.4%, over fiscal 2010. We closed out the year with a strong balance sheet at March 31, 2011, including $1.8 billion in cash, cash equivalents and investments and $2.0 billion in deferred revenue.

We continue to invest in our technology leadership, including in the areas of cloud computing, virtualization and software-as-a-service. In addition to our ongoing product development efforts, we consummated two strategic acquisitions within our ESM segment during fiscal 2011, by acquiring GridApp Systems and the software business of Neptuny S.r.l. The former expands our ESM offerings to include advanced database automation for physical, virtual and cloud environments while the latter expands our capabilities in capacity management, enhancing our ESM portfolio and cloud management capabilities.
We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During fiscal 2011, we repurchased approximately 10.6 million shares for a total value of $439.0 million.

It is important for our investors to understand that a significant portion of our operating expenses is fixed in the short-term and we plan a portion of our expense run-rate based on our expectations of future revenue. In addition, a significant amount of our license transactions are completed during the final weeks and days of each quarter, and therefore, we generally do not know whether revenue has met our expectations until after the end of the quarter. If a shortfall in revenue were to occur in any given quarter, there would be an immediate, and possibly significant, impact to our overall earnings and, most likely, our stock price.
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
Fiscal 2011 Acquisitions
During fiscal 2011, we completed the acquisition of the software business of Neptuny S.r.l., a leading provider of continuous capacity optimization software, and the acquisition of GridApp Systems, a leading provider of comprehensive database provisioning, patching and administration software, for combined purchase consideration of $51.5 million.
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

Results of Operations
The following table sets forth, for the fiscal years indicated, the percentages that selected items in the accompanying consolidated statements of operations represent of total revenue. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenue
	for the Year Ended March 31,
	2011	2010	2009

Revenue:
License	41.9%	39.7%	37.9%
Maintenance	49.6%	53.6%	54.4%
Professional services	8.6%	6.8%	7.7%
Total revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenue	6.3%	6.0%	6.3%
Cost of maintenance revenue	8.2%	8.3%	8.9%
Cost of professional services revenue	8.9%	7.2%	7.6%
Selling and marketing expenses	29.4%	29.1%	28.9%
Research and development expenses	8.5%	10.2%	11.9%
General and administrative expenses	10.5%	10.8%	10.6%
In-process research and development	—	—	2.7%
Amortization of intangible assets	1.6%	1.7%	1.8%
Severance, exit costs and related charges	0.7%	0.2%	1.8%
Total operating expenses	74.2%	73.5%	80.4%
Operating income	25.8%	26.5%	19.6%
Other loss, net	(0.1)%	(0.1)%	(0.2)%
Earnings before income taxes	25.7%	26.4%	19.4%
Provision for income taxes	3.6%	5.1%	6.7%
Net earnings	22.1%	21.2%	12.7%

Revenue
The following table provides information regarding software license and software maintenance revenue for fiscal 2011, 2010 and 2009.

				Percentage Change
				2011	2010
	Year Ended March 31,			Compared to	Compared to
Software License Revenue	2011	2010	2009	2010	2009
	(In millions)
Enterprise Service Management	$550.9	$462.2	$434.9	19.2%	6.3%
Mainframe Service Management	313.6	296.2	274.8	5.9%	7.8%

Total software license revenue	$864.5	$758.4	$709.7	14.0%	6.9%

				Percentage Change
				2011	2010
	Year Ended March 31,			Compared to	Compared to
Software Maintenance Revenue	2011	2010	2009	2010	2009
	(In millions)
Enterprise Service Management	$551.5	$550.9	$547.3	0.1%	0.7%
Mainframe Service Management	472.7	472.8	470.5	(0.0)%	0.5%

Total software maintenance revenue	$1,024.2	$1,023.7	$1,017.8	0.0%	0.6%

				Percentage Change
				2011	2010
	Year Ended March 31,			Compared to	Compared to
Total Software Revenue	2011	2010	2009	2010	2009
	(In millions)
Enterprise Service Management	$1,102.4	$1,013.1	$982.2	8.8%	3.1%
Mainframe Service Management	786.3	769.0	745.3	2.2%	3.2%

Total software revenue	$1,888.7	$1,782.1	$1,727.5	6.0%	3.2%

Software License Revenue
License revenue was $864.5 million, $758.4 million and $709.7 million for fiscal 2011, 2010 and 2009, respectively.
License revenue in fiscal 2011 increased by $106.1 million, or 14.0%, over fiscal 2010. This increase was attributable to license revenue increases in both our MSM and ESM segments, as further discussed below. Recognition of license revenue in fiscal 2011 that was deferred in prior periods increased by $4.3 million over fiscal 2010. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront increased to 51% for fiscal 2011 as compared to 48% in fiscal 2010. During fiscal 2011, we closed 162 transactions with license values over $1 million, with a total license value of $498.1 million, compared with 129 transactions with license values over $1 million, with a total license value of $358.6 million, in fiscal 2010.
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
ESM license revenue was $550.9 million, or 63.7%, $462.2 million, or 60.9%, and $434.9 million, or 61.3%, of our total license revenue for fiscal 2011, 2010 and 2009, respectively. ESM license revenue in fiscal 2011 increased by $88.7 million, or 19.2%, over fiscal 2010, primarily due to an increase in the amount of upfront license revenue recognized in connection with new transactions and an increase in the recognition of previously deferred license revenue. The increase in upfront license revenue recognized was attributable to an increase in ESM license transaction bookings, due primarily to increased demand for our BSM solutions and increased sales productivity, and a lower percentage of license transaction bookings that were recognized ratably over the underlying contractual maintenance terms rather than as upfront revenue. ESM license revenue in fiscal 2010 increased by $27.3 million, or 6.3%, over fiscal 2009, primarily due to an increase in the recognition of previously deferred license revenue, partially offset by a decrease in the amount of upfront license revenue recognized in connection with new transactions. The decrease in upfront license revenue recognized in fiscal 2010 was attributable to a decrease in ESM license transaction bookings and a slightly higher percentage of license transaction bookings that were recognized ratably over the underlying contractual maintenance terms rather than as upfront revenue.

MSM license revenue was $313.6 million, or 36.3%, $296.2 million, or 39.1%, and $274.8 million, or 38.7%, of our total license revenue for fiscal 2011, 2010 and 2009, respectively. MSM license revenue in fiscal 2011 increased by $17.4 million, or 5.9%, over fiscal 2010, primarily due to an increase in the amount of upfront license revenue recognized in connection with new transactions, partially offset by a decrease in the recognition of previously deferred license revenue. MSM license revenue in fiscal 2010 increased by $21.4 million, or 7.8%, over fiscal 2009, primarily due to an increase in the recognition of previously deferred license revenue and an increase in the amount of upfront license revenue recognized in connection with new transactions.
For fiscal 2011, 2010 and 2009, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Year Ended March 31,
	2011	2010	2009
	(In millions)
Deferrals of license revenue	$454.1	$398.9	$383.2
Recognition from deferred license revenue	(394.8)	(390.5)	(324.2)
Impact of foreign currency exchange rate changes	2.6	4.9	(3.5)

Net increase in deferred license revenue	$61.9	$13.3	$55.5

Deferred license revenue balance at end of period	$686.1	$624.2	$610.9
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
Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable. At March 31, 2011, the deferred license revenue balance was $686.1 million. Estimated future recognition from deferred license revenue at March 31, 2011 is (in millions):

Fiscal 2012	$338.8
Fiscal 2013	174.2
Fiscal 2014 and thereafter	173.1

$686.1

Software Maintenance Revenue
Maintenance revenue was $1,024.2 million, $1,023.7 million and $1,017.8 million for fiscal 2011, 2010 and 2009, respectively. Maintenance revenue in fiscal 2011 increased by $0.5 million, essentially flat as compared to fiscal 2010 for both ESM and MSM, as further discussed below.
Maintenance revenue in fiscal 2010 increased by $5.9 million, or 0.6%, over fiscal 2009 due to increases in both ESM and MSM maintenance revenue, as discussed below.

ESM maintenance revenue was $551.5 million, or 53.8%, $550.9 million, or 53.8%, and $547.3 million, or 53.8%, of our total maintenance revenue for fiscal 2011, 2010 and 2009, respectively. ESM maintenance revenue in fiscal 2011 increased by $0.6 million, or 0.1%, over fiscal 2010, and in fiscal 2010 increased by $3.6 million, or 0.7%, over fiscal 2009. These year over year increases were attributable primarily to the expansion of our installed ESM customer license base.
MSM maintenance revenue was $472.7 million, or 46.2%, $472.8 million, or 46.2%, and $470.5 million, or 46.2%, of our total maintenance revenue for fiscal 2011, 2010 and 2009, respectively. MSM maintenance revenue remained relatively flat in fiscal 2011 as compared to fiscal 2010, and in fiscal 2010 increased by $2.3 million, or 0.5%, over fiscal 2009 due to the expansion of our installed MSM customer license base and increasing capacities of the current installed base.
At March 31, 2011, the deferred maintenance revenue balance was $1,234.4 million. Estimated future recognition from deferred maintenance revenue at March 31, 2011 is (in millions):

Fiscal 2012	$653.1
Fiscal 2013	312.1
Fiscal 2014 and thereafter	269.2

$1,234.4

Domestic vs. International Revenue

				Percentage Change
				2011	2010
	Year Ended March 31,			Compared to	Compared to
	2011	2010	2009	2010	2009
	(In millions)
License:
Domestic	$420.4	$390.3	$361.7	7.7%	7.9%
International	444.1	368.1	348.0	20.6%	5.8%

Total license revenue	864.5	758.4	709.7	14.0%	6.9%

Maintenance:
Domestic	556.8	561.4	555.5	(0.8)%	1.1%
International	467.4	462.3	462.3	1.1%	—

Total maintenance revenue	1,024.2	1,023.7	1,017.8	0.0%	0.6%

Professional services:
Domestic	85.9	59.8	62.8	43.6%	(4.8)%
International	90.7	69.3	81.6	30.9%	(15.1)%

Total professional services revenue	176.6	129.1	144.4	36.8%	(10.6)%

Total domestic revenue	1,063.1	1,011.5	980.0	5.1%	3.2%
Total international revenue	1,002.2	899.7	891.9	11.4%	0.9%

Total revenue	$2,065.3	$1,911.2	$1,871.9	8.1%	2.1%

We estimate that the effect of foreign currency exchange rate fluctuations on our international revenue resulted in an approximate $4.2 million increase in total fiscal 2011 revenue as compared to fiscal 2010 and an approximate $3.3 million increase in total fiscal 2010 revenue as compared to fiscal 2009, on a constant currency basis.
Domestic License Revenue
Domestic license revenue was $420.4 million, or 48.6%, $390.3 million, or 51.5%, and $361.7 million, or 51.0%, of our total license revenue for fiscal 2011, 2010 and 2009, respectively.
Domestic license revenue in fiscal 2011 increased by $30.1 million, or 7.7%, over fiscal 2010, due to a $35.6 million increase in ESM license revenue, offset by a $5.5 million decrease in MSM license revenue.
Domestic license revenue in fiscal 2010 increased by $28.6 million, or 7.9%, over fiscal 2009, due to a $15.8 million increase in MSM license revenue and a $12.8 million increase in ESM license revenue.

International License Revenue
International license revenue was $444.1 million, or 51.4%, $368.1 million, or 48.5%, and $348.0 million, or 49.0%, of our total license revenue for fiscal 2011, 2010 and 2009, respectively.
International license revenue in fiscal 2011 increased by $76.0 million, or 20.6%, over fiscal 2010, due to a $53.1 million increase in ESM license revenue and a $22.9 million increase in MSM license revenue. The ESM license revenue increase was attributable to increases of $33.0 million and $12.3 million in our Europe, Middle East and Africa (EMEA) and Asia Pacific markets, respectively, and a combined $7.8 million net increase in our other international markets. The MSM license revenue increase was attributable to increases of $13.1 million and $9.8 million in our Canada and EMEA markets, respectively.
International license revenue in fiscal 2010 increased by $20.1 million, or 5.8%, over fiscal 2009, due to a $14.6 million increase in ESM license revenue and a $5.5 million increase in MSM license revenue. The ESM license revenue increase was attributable to a $10.4 million increase in our Asia Pacific market and a $6.5 million increase in our Canada market, offset by a combined $2.3 million net decrease in our other international markets. The MSM license revenue increase was attributable primarily to increases of $4.5 million and $1.3 million in our Latin America and Canada markets, respectively.
Domestic Maintenance Revenue
Domestic maintenance revenue was $556.8 million, or 54.4%, $561.4 million, or 54.8%, and $555.5 million, or 54.6%, of our total maintenance revenue for fiscal 2011, 2010 and 2009, respectively.
Domestic maintenance revenue in fiscal 2011 decreased by $4.6 million, or 0.8%, from fiscal 2010, due to a $5.2 million decrease in ESM maintenance revenue offset by a $0.6 million increase in MSM maintenance revenue.
Domestic maintenance revenue in fiscal 2010 increased by $5.9 million, or 1.1%, over fiscal 2009, due primarily to a $5.7 million increase in MSM maintenance revenue.
International Maintenance Revenue
International maintenance revenue was $467.4 million, or 45.6%, $462.3 million, or 45.2%, and $462.3 million, or 45.4%, of our total maintenance revenue for fiscal 2011, 2010 and 2009, respectively.
International maintenance revenue in fiscal 2011 increased by $5.1 million, or 1.1%, over fiscal 2010, due to a $5.8 million increase in ESM maintenance revenue, offset by a $0.7 million decrease in MSM maintenance revenue. The ESM maintenance revenue increase was attributable primarily to increases of $4.4 million and $1.7 million in our Asia Pacific and Canada markets, respectively. The MSM maintenance revenue decrease was attributable to decreases of $5.3 million and $1.4 million in our EMEA and Latin America markets, respectively, offset by increases of $4.2 million and $1.8 million in our Asia Pacific and Canada markets, respectively.
International maintenance revenue in fiscal 2010 was flat as compared to fiscal 2009, reflective of a $3.5 million increase in ESM maintenance revenue, offset by a $3.5 million decrease in MSM maintenance revenue. The ESM maintenance revenue increase was attributable to increases of $2.2 million and $1.3 million in our Asia Pacific and Canada markets, respectively. The MSM maintenance revenue decrease was attributable to a $9.1 million decrease in our EMEA market, offset by an increase of $3.2 million in our Latin America market and a $2.4 million combined net increase in our other international markets.
Professional Services Revenue
Professional services revenue in fiscal 2011 increased by $47.5 million, or 36.8%, over fiscal 2010, which is reflective of a $26.1 million, or 43.6%, increase in domestic professional services revenue and a $21.4 million, or 30.9%, increase in international professional services revenue. These increases were attributable to increases in implementation, consulting and education services revenue period over period, principally due to the expansion of our ESM business, including that related to our Dynamic BSM solutions.
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

Operating Expenses

				Percentage Change
				2011	2010
	Year Ended March 31,			Compared	Compared
	2011	2010	2009	to 2010	to 2009
	(In millions)
Cost of license revenue	$129.8	$115.5	$117.1	12.4%	(1.4)%
Cost of maintenance revenue	169.4	158.3	166.3	7.0%	(4.8)%
Cost of professional services revenue	184.4	137.4	141.6	34.2%	(3.0)%
Selling and marketing expenses	608.1	556.2	541.5	9.3%	2.7%
Research and development expenses	176.5	195.6	222.0	(9.8)%	(11.9)%
General and administrative expenses	216.4	206.4	197.7	4.8%	4.4%
In-process research and development	—	—	50.3	—	(100.0)%
Amortization of intangible assets	33.6	32.7	34.1	2.8%	(4.1)%
Severance, exit costs and related charges	14.3	3.0	33.5	376.7%	(91.0)%

Total operating expenses	$1,532.5	$1,405.1	$1,504.1	9.1%	(6.6)%

We estimate that the effect of foreign currency exchange rate fluctuations on our international operating expenses resulted in an approximate $1.8 million reduction in fiscal 2011 operating expenses as compared to fiscal 2010 and an approximate $5.4 million reduction in fiscal 2010 operating expenses as compared to fiscal 2009, on a constant currency basis.
Cost of License Revenue
Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For fiscal 2011, 2010 and 2009, cost of license revenue was $129.8 million, or 6.3%, $115.5 million, or 6.0%, and $117.1 million, or 6.3%, of total revenue, respectively, and 15.0%, 15.2% and 16.5% of license revenue, respectively.
Cost of license revenue in fiscal 2011 increased by $14.3 million, or 12.4%, over fiscal 2010. This increase was attributable primarily to an $11.9 million increase in the amortization of capitalized software development costs and a $1.7 million increase in the amortization of acquired technology associated with fiscal 2010 and fiscal 2011 acquisitions.
Cost of license revenue in fiscal 2010 decreased by $1.6 million, or 1.4%, from fiscal 2009. This decrease was attributable primarily to the reduction in the amortization of acquired technology associated with past acquisitions that became fully amortized, partially offset by an increase in the amortization of acquired technology associated with fiscal 2009 and fiscal 2010 acquisitions.
Cost of Maintenance Revenue
Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For fiscal 2011, 2010 and 2009, cost of maintenance revenue was $169.4 million, or 8.2%, $158.3 million, or 8.3%, and $166.3 million, or 8.9%, of total revenue, respectively, and 16.5%, 15.5% and 16.3% of maintenance revenue, respectively.
Cost of maintenance revenue in fiscal 2011 increased by $11.1 million, or 7.0%, over fiscal 2010. This increase was attributable to a $6.4 million increase in personnel and related costs, including third party subcontracting fees, a $1.8 million increase in share-based compensation expense and a net $2.9 million increase in other expenses.
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

Cost of Professional Services Revenue
Cost of professional services revenue consists primarily of salaries, related personnel costs and third party fees associated with implementation, consulting and education services that we provide to our customers and the related infrastructure to support this business. For fiscal 2011, 2010 and 2009, cost of professional services revenue was $184.4 million, or 8.9%, $137.4 million, or 7.2%, and $141.6 million, or 7.6%, of total revenue, respectively, and 104.4%, 106.4% and 98.1% of professional services revenue, respectively.
Cost of professional services revenue in fiscal 2011 increased by $47.0 million, or 34.2%, over fiscal 2010. This increase was attributable to a $31.2 million increase in third party subcontracting fees, a $9.1 million increase in professional services enablement personnel costs and a $6.7 million net increase in other expenses, commensurate with increases in professional services revenue.
Cost of professional services revenue in fiscal 2010 decreased by $4.2 million, or 3.0%, from fiscal 2009. This decrease was attributable primarily to a $9.8 million decrease in third party subcontracting fees, offset by a $5.8 million increase in professional services enablement personnel costs.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For fiscal 2011, 2010 and 2009, selling and marketing expenses were $608.1 million, or 29.4%, $556.2 million, or 29.1%, and $541.5 million, or 28.9%, of total revenue, respectively.
Selling and marketing expenses in fiscal 2011 increased by $51.9 million, or 9.3%, over fiscal 2010. This increase was attributable to a $41.0 million increase in sales personnel costs, principally due to an increase in variable compensation expense attributable to increased revenue as well as an increase in sales personnel headcount, a $3.5 million increase in share-based compensation expense, a $4.3 million increase in marketing campaign expenditures and a $3.1 million net increase in other expenses.
Selling and marketing expenses in fiscal 2010 increased by $14.7 million, or 2.7%, over fiscal 2009. This increase was attributable primarily to a $17.8 million increase in sales personnel costs, principally due to an increase in variable compensation expense attributable to increased revenue as well as an increase in sales personnel headcount, and a $2.8 million increase in share-based compensation expense, offset by a $5.0 million decrease in marketing campaign expenditures.
Research and Development Expenses
Research and development expenses consist primarily of salaries and personnel costs related to software developers and development support personnel, including product management, software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For fiscal 2011, 2010 and 2009, research and development expenses were $176.5 million, or 8.5%, $195.6 million, or 10.2%, and $222.0 million, or 11.9%, of total revenue, respectively.
Research and development expenses in fiscal 2011 decreased by $19.1 million, or 9.8%, from fiscal 2010. This decrease was attributable to a $37.4 million increase in capitalized research and development costs resulting from additional internal investments made in new products, including the expansion of our BSM solution offerings, offset by a $14.5 million increase in research and development personnel and related costs, including third party subcontracting fees, and a $3.8 million net increase in other expenses.
Research and development expenses in fiscal 2010 decreased by $26.4 million, or 11.9%, from fiscal 2009. This decrease was attributable to a $13.4 million increase in capitalized research and development costs, a $6.3 million decrease in research and development personnel and related costs, including third party subcontracting fees, and a $5.2 million decrease in facility cost allocations, both associated primarily with lower average headcount levels and a higher percentage of headcount in lower cost regions, and a $2.8 million decrease in share-based compensation expense, offset by a net increase of $1.3 million in other expenses.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. During fiscal 2011, 2010 and 2009, general and administrative expenses were $216.4 million, or 10.5%, $206.4 million, or 10.8%, and $197.7 million, or 10.6%, of total revenue, respectively.

General and administrative expenses in fiscal 2011 increased by $10.0 million, or 4.8%, over fiscal 2010. This increase was attributable primarily to a $9.8 million increase in share-based compensation expense.
General and administrative expenses in fiscal 2010 increased by $8.7 million, or 4.4%, over fiscal 2009. This increase was attributable to a $6.7 million increase in share-based compensation expense and a $2.0 million net increase in other expenses.
In-Process Research and Development
The amounts allocated to in-process research and development represent the estimated fair values, based on risk-adjusted cash flows and historical costs expended, related to acquired core research and development projects that were incomplete and had neither reached technological feasibility nor been determined to have an alternative future use pending achievement of technological feasibility at the date of acquisition. During fiscal 2009, we expensed acquired IPR&D totaling $50.3 million in connection with our acquisition of BladeLogic. Beginning in fiscal 2010, under the new accounting guidance for business combinations, acquired IPR&D is no longer immediately expensed upon acquisition, but rather is capitalized as an indefinite-lived intangible asset and evaluated for impairment during the development period.
Amortization of Intangible Assets
Amortization of intangible assets consists primarily of the amortization of finite-lived acquired technology and customer relationships recorded in connection with our business combinations. During fiscal 2011, 2010 and 2009, amortization of intangible assets was $33.6 million, $32.7 million and $34.1 million, respectively. Amortization of intangible assets in fiscal 2011 increased by $0.9 million, or 2.8%, over fiscal 2010. This increase was attributable to $12.5 million in additional amortization associated with intangible assets acquired in connection with our fiscal 2011 and 2010 acquisitions, offset by an $11.6 million reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized. Amortization of intangible assets in fiscal 2010 decreased by $1.4 million, or 4.1%, from fiscal 2009. This decrease was attributable to a $4.5 million reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized, offset by $3.1 million in additional amortization associated with intangible assets acquired in connection with our fiscal 2010 and 2009 acquisitions.
Severance, Exit Costs and Related Charges
We have undertaken various restructuring and process improvement initiatives in recent years through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes and through general workforce reductions as a result of macroeconomic conditions. Related to these collective actions, we recorded charges of $14.3 million, $3.0 million and $33.5 million in fiscal 2011, 2010 and 2009, respectively. These expenses were attributable primarily to identified workforce reductions and associated cash separation packages paid or accrued by us. While we will reduce future operating expenses as a result of these actions, we anticipate that these reductions will be substantially offset by incremental personnel-related expenses due to headcount growth in strategic areas. We will continue to evaluate additional actions that may be necessary in the future to achieve our business goals.
Other Income (Loss), Net
Other income (loss), net, consists primarily of interest earned, realized gains and losses on investments and interest expense on our senior unsecured notes due 2018 (Senior Notes) and capital leases.
Other income (loss), net, for fiscal 2011 and 2010 remained relatively flat, with losses of $1.5 million and $1.9 million, respectively.
Other income (loss), net, for fiscal 2010 and 2009 were losses of $1.9 million and $3.9 million, respectively. This change was attributable primarily to an increase of $9.8 million related to gains on investments in our deferred compensation program and the non-recurrence of $8.4 million in charges related to the write-down of certain non-marketable equity investments in the prior year period, principally offset by a $15.0 million decrease in interest income resulting from lower average investment yields on a slightly higher average investment balance.
Provision for Income Taxes
We recorded income tax expense of $75.1 million, $98.1 million and $125.8 million in fiscal 2011, 2010 and 2009, respectively, resulting in effective tax rates of 14.1%, 19.5% and 34.6%, respectively. The effective tax rate is impacted primarily by the worldwide mix of consolidated earnings before taxes and our policy of indefinitely re-investing earnings from certain low tax jurisdictions, additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions, benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion, a favorable impact in fiscal 2011 related to international business and operational structural changes and for fiscal 2009, the non-deductible write-off of IPR&D expense associated with an acquisition. Additionally, during fiscal 2011 and 2010, we recorded net tax benefits of approximately $57.2 million and $30.0 million associated with tax authority settlements related to prior years’ tax matters, resulting in decreases in the effective tax rates in those years.

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
We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude amounts that BMC management and the Board of Directors do not consider part of core operating results when assessing the performance of the organization. In addition, we have historically reported similar non-GAAP financial measures, and we believe that inclusion of these non-GAAP financial measures provides consistency and comparability with past reports of financial results. Accordingly, we believe these non-GAAP financial measures are useful to investors in allowing for greater transparency of supplemental information used by management.
While we believe that these non-GAAP financial measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Items such as share-based compensation expense; the amortization of intangible assets; charges related to IPR&D; severance, exit costs and related charges; as well as the related tax impacts of these items; and certain discrete tax items that are excluded from our non-GAAP financial measures can have a material impact on net earnings. As a result, these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, net earnings, cash flow from operations or other measures of performance prepared in accordance with GAAP. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. Investors are encouraged to review the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures below.

For a detailed explanation of the adjustments made to comparable GAAP financial measures, the reasons why management uses these measures and the usefulness of these measures, see items (1) — (6) below.

	Year Ended March 31,
	2011	2010	2009
	(In millions)
Operating income:
GAAP operating income	$532.8	$506.1	$367.8
Share-based compensation expense (1)	106.5	88.9	82.0
Amortization of intangible assets (2)	79.1	76.5	78.7
Severance, exit costs and related charges (3)	14.3	3.0	33.5
In-process research and development (4)	—	—	50.3

Non-GAAP operating income	$732.7	$674.5	$612.3

	Year Ended March 31,
	2011	2010	2009
	(In millions)
Net earnings:
GAAP net earnings	$456.2	$406.1	$238.1
Share-based compensation expense (1)	106.5	88.9	82.0
Amortization of intangible assets (2)	79.1	76.5	78.7
Severance, exit costs and related charges (3)	14.3	3.0	33.5
In-process research and development (4)	—	—	50.3
Provision for income taxes on above pre-tax non-GAAP adjustments (5)	(52.7)	(48.5)	(58.2)
Certain discrete tax items (6)	(57.2)	(30.0)	6.8

Non-GAAP net earnings	$546.2	$496.0	$431.2

	Year Ended March 31,
	2011	2010	2009
	(In millions)
Diluted earnings per share*:
GAAP diluted earnings per share	$2.50	$2.17	$1.25
Share-based compensation expense (1)	0.58	0.48	0.43
Amortization of intangible assets (2)	0.43	0.41	0.41
Severance, exit costs and related charges (3)	0.08	0.02	0.18
In-process research and development (4)	—	—	0.26
Provision for income taxes on above pre-tax non-GAAP adjustments (5)	(0.29)	(0.26)	(0.31)
Certain discrete tax items (6)	(0.31)	(0.16)	0.04

Non-GAAP diluted earnings per share*	$2.99	$2.66	$2.27

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

(3)
Severance, exit costs and related charges. Our non-GAAP financial measures exclude severance, exit costs and related charges, and any subsequent changes in estimates, as they relate to our corporate restructuring activities. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding severance, exit costs and related charges, in order to provide comparability and consistency with historical operating results.

(4)
In-process research and development. Our non-GAAP financial measures for fiscal 2009 exclude IPR&D charges of $50.3 million associated with our acquisition of BladeLogic. This amount represents the estimated fair value of core research and development projects that were incomplete as of the date of acquisition and had neither reached technological feasibility nor been determined to have alternative future uses pending achievement of technological feasibility upon further development. The amount was required to be expensed by us as of the date of the acquisition under the accounting rules in place in prior years. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding IPR&D charges, because these costs were fixed at the time of the acquisition and are not subject to management influence.

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

(6)
Certain discrete tax items. Our non-GAAP financial measures exclude: (i) in fiscal 2011, a $57.2 million net tax benefit associated with tax authority settlements related to prior years’ tax matters, (ii) in fiscal 2010, a $30.0 million net tax benefit associated with an IRS settlement related to prior years’ tax matters and (iii) in fiscal 2009, $6.8 million of tax expense associated with an intercompany transfer of IPR&D in connection with the acquisition of BladeLogic. Management excludes the impact of these items in evaluating our performance. Therefore, we exclude these items when presenting non-GAAP financial measures.

Liquidity and Capital Resources
At March 31, 2011, we had $1.8 billion in cash, cash equivalents and investments, approximately 46% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $479.3 million of earnings that we have determined will be invested indefinitely in those operations. Were such earnings to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements. We also had outstanding letters of credit, performance bonds and similar instruments at March 31, 2011 of approximately $44.2 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.
At March 31, 2011 and 2010, we held auction rate securities with a par value of $29.8 million and $50.7 million, respectively, which were classified as available-for-sale, and at March 31, 2010, we also held auction rate securities with a par value of $16.6 million which were classified as trading. The total estimated fair value of our auction rate securities was $27.2 million and $60.5 million at March 31, 2011 and 2010, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows, our available credit under our Credit Facility (discussed below) and other sources of cash that we expect to be available, we do not anticipate that the lack of liquidity of these investments will have a material impact on our business strategy, financial condition, results of operations or cash flows. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. During the years ended March 31, 2011 and 2010, issuers redeemed available-for-sale holdings of $20.9 million par value and $3.7 million par value, respectively, and trading holdings of $5.4 million par value and $1.2 million par value, respectively.
Additionally, in November 2008, we entered into a put agreement with a bank from which we acquired certain auction rate securities. On July 1, 2010, we exercised our right under this agreement to put the remaining securities subject to this agreement, with $11.2 million par value, to the bank.

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC’s Senior Notes, or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC’s Senior Notes, for interest periods of one, two, three or six months. As of March 31, 2011 and through May 5, 2011, we have not borrowed any funds under the Credit Facility.
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
Our cash flows during fiscal 2011, 2010 and 2009 were:

	Year Ended March 31,
	2011	2010	2009
	(In millions)
Net cash provided by operating activities	$765.2	$635.4	$579.7
Net cash used in investing activities	(147.6)	(159.3)	(851.9)
Net cash provided by (used in) financing activities	(340.9)	(158.7)	57.4
Effect of exchange rate changes on cash and cash equivalents	15.6	27.9	(50.2)

Net increase (decrease) in cash and cash equivalents	$292.3	$345.3	$(265.0)

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities in fiscal 2011 increased by $129.8 million over fiscal 2010, attributable primarily to an increase in net earnings before non-cash expenses (principally depreciation, amortization and share-based compensation expense) as well as the net impact of working capital changes. Net cash provided by operating activities in fiscal 2010 increased by $55.7 million over fiscal 2009, attributable primarily to an increase in net earnings before non-cash expenses (principally depreciation, amortization, share-based compensation expense and IPR&D), partially offset by the net impact of working capital changes.
Cash Flows from Investing Activities
Net cash used in investing activities in fiscal 2011 decreased by $11.7 million from fiscal 2010. This decrease was attributable primarily to a decrease in investment purchases and in cash expended for acquisitions, offset by a decrease in proceeds from the maturities of investments and an increase in capitalization of software development costs. Net cash used in investing activities in fiscal 2010 decreased by $692.6 million from fiscal 2009. This decrease was attributable primarily to cash expended in the prior year period for our acquisition of BladeLogic and a year over year increase in proceeds from maturities and sales of investments, partially offset by a year over year increase in investment purchases.
Cash Flows from Financing Activities
Net cash used in financing activities in fiscal 2011 increased by $182.2 million over fiscal 2010. This increase was attributable primarily to an increase in treasury stock acquired and a decrease in proceeds from borrowings, offset by an increase in proceeds from stock option exercises. Net cash used in financing activities in fiscal 2010 was $158.7 million as compared to net cash provided by financing activities of $57.4 million in fiscal 2009. This difference was attributable primarily to a net decrease in proceeds from borrowings related primarily to the issuance of our Senior Notes in fiscal 2009, partially offset by a year over year decrease in treasury stock purchases.

Trade Finance Receivables
We provide financing on a portion of our sales transactions to customers that meet our specified standards of creditworthiness. Our practice of providing financing at reasonable market interest rates enhances our competitive position. We participate in established programs with third party financial institutions and sell a significant portion of our finance receivables to such institutions on a non-recourse basis, enabling us to collect cash on a timely basis while fully transferring credit risk of customer default to third party financial institutions. We record transfers of finance receivables to third party financial institutions as sales of such finance receivables when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During fiscal 2011, 2010 and 2009, we transferred $172.3 million, $208.8 million and $149.7 million, respectively, of such receivables through these programs.
Treasury Stock Purchases
Our Board of Directors has authorized a total of $4.0 billion to repurchase common stock. During fiscal 2011, we repurchased 10.6 million shares for $439.0 million. From the inception of the stock repurchase authorization through March 31, 2011, we have purchased 132.8 million shares for $3.4 billion. At March 31, 2011, there was $630.7 million remaining in the stock repurchase program, which does not have an expiration date. In addition, during fiscal 2011 we repurchased 0.6 million shares for $25.1 million to satisfy employee tax withholding obligations upon the vesting of share-based awards. The repurchase of stock will continue to be funded primarily with cash generated from domestic operations, and therefore, affects our overall domestic versus international liquidity balances.
See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities above for a monthly detail of treasury stock purchases for the quarter ended March 31, 2011.
Contractual Obligations
The following is a summary of our contractual obligations at March 31, 2011:

	Less Than			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In millions)
Senior unsecured notes (1)	$21.8	$43.5	$43.5	$347.1	$455.9
Capital lease obligations (1)	8.0	13.1	1.3	—	22.4
Operating lease obligations	40.6	59.5	21.0	9.1	130.2
Purchase obligations (2)	6.8	4.2	—	—	11.0
Other long-term liabilities reflected on the balance sheet (1)	13.5	25.3	—	—	38.8

Total contractual obligations (3)(4)	$90.7	$145.6	$65.8	$356.2	$658.3

(1)	Represents contractual amounts due, including interest.

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

(4)
We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities will occur for our unrecognized tax benefits due to the uncertainties related to these tax matters. Therefore, our liability for unrecognized tax benefits of $86.8 million, including interest and penalties, is not included in the table above.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, share-based compensation, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the related disclosures below.
Revenue Recognition
Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor-specific objective evidence (VSOE) of the fair value of undelivered elements exists. As substantially all of our software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We have established VSOE of the fair value of maintenance through independent maintenance renewals. These demonstrate a consistent relationship of pricing maintenance as a percentage of either the net license fee or the discounted or undiscounted license list price. VSOE of the fair value of professional services is established based on daily rates when sold on a stand-alone basis, as well as management approved pricing for certain new professional services offerings.
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
Professional services revenue, which principally relates to implementation, integration and training services associated with our products, is derived under both time-and-material and fixed fee arrangements and in most instances is recognized on a proportional performance basis based on hours. If no discernable customer deliverable exists until the completion of the professional services, we apply the completed performance method and defer the recognition of professional services revenue until completion of the services, which is typically evidenced by a signed completion letter from the customer. Services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification or customization of our products and are not otherwise considered to be essential to the functionality of such products. In arrangements where the professional services do not qualify for separate accounting from the license elements, the combined software license and professional services revenue are recognized based on contract accounting using either the percentage-of-completion or completed-contract method.
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
Capitalized Software Development Costs
Costs of internally developed software are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized until the product is generally available to customers in accordance with relevant accounting standards. Judgment is involved in determining the point at which technological feasibility is reached. If different judgments were made, they could result in a different amount of costs that are capitalized. Capitalized software development costs are then amortized over the product’s estimated economic life beginning at the date of general availability of the product to our customers. We evaluate our capitalized software development costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter in which it is identified. Determining net realizable value requires that we make estimates and use judgment in quantifying the appropriate amount to write off, if any. Actual amounts realized from the sales of software products could differ from our estimates. Also, any future changes to our product portfolio could result in significant increases to our cost of license revenue as a result of the write-off of capitalized software development costs.
Share-Based Compensation
Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.
We estimate the fair value of stock options and employee stock purchase plan shares using the Black-Scholes option pricing model. We use the intrinsic value at the date of grant as an estimate of fair value for nonvested stock units, and we utilize Monte Carlo simulation models to estimate the fair value of certain market-based nonvested stock units. The fair values of share-based awards determined on the date of grant using a fair value model are impacted by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility, the risk-free interest rate over the expected term of the awards and expected stock price volatilities of the NASDAQ-100 Index or a set of peer companies used in our Monte Carlo simulation models.
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
In addition, we estimate expected achievement of performance measures in determining the expected timing of vesting of our performance-based nonvested stock units.
We record deferred tax assets for share-based awards that we believe will result in deductions on our income tax returns, based on the amount of share-based compensation expense recognized and the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, such shortfalls reduce our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense.

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
Valuation of Investments
Our investments consist of debt and equity securities. We classify our investments in equity securities that have readily determinable fair values and all debt securities as held-to-maturity, available-for-sale or trading at acquisition and reevaluate such classification at each subsequent balance sheet date. We do not have any investments classified as held-to-maturity at March 31, 2011 or 2010. Our available-for-sale and trading securities are recorded at fair value in the consolidated balance sheets. Unrealized gains or losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless an impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the consolidated statements of operations unless certain criteria are met. In addition, unrealized gains and losses on trading securities and all realized gains and losses are recorded in gain (loss) on investments, net, in the consolidated statements of operations. We account for our investments in non-marketable equity securities where we do not have significant influence and that do not have a readily determinable fair value under the cost method of accounting. We regularly analyze our portfolio of available-for-sale and cost method investments for other-than-temporary declines in fair value. This analysis requires significant judgment as well as the use of estimates and assumptions. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below our cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that we will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) whether we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. We have investment policies which are designed to ensure that our assets are invested in capital-preserving securities. However, from time to time, issuer-specific and market-specific events could warrant a write down for an other-than-temporary decline in fair value.
At March 31, 2011, we held auction rate securities with a par value of $29.8 million and an estimated fair value of $27.2 million. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities using internally developed models of the expected cash flows of the securities which incorporate assumptions about the cash flows of the underlying student loans and estimates of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities.

As the vast majority of our investments are investment-grade securities, we anticipate that any future impairment charges related to these investments will not have a material adverse effect on our financial position or results of operations. Investments in debt and equity securities with a fair value below our cost at March 31, 2011 are discussed in greater detail in Note 3 to the accompanying consolidated financial statements.
Accounting for Income Taxes
Income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year’s results and for deferred tax assets and liabilities related to the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities and the process of identifying items of revenue and expense that qualify for preferential tax treatment. We are subject to corporate income tax audits in multiple jurisdictions and our income tax expense includes amounts intended to satisfy income tax assessments that may result from the examination of our tax returns that have been filed in these jurisdictions. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net earnings in the period in which such determination is made.
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
Recently Adopted Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (FASB) issued new disclosure guidance related to finance receivables and the related allowances for credit losses. This guidance introduces a greater level of disaggregation based on the underlying characteristics of the finance receivables. The disclosure requirements include, based on the related disaggregation criteria, a rollforward of the allowance for credit losses and the related balance of the finance receivables, significant purchases and sales of finance receivables, and various qualitative disclosures including credit quality, aging, nonaccrual status and impairments. The new guidance was effective for us in the third quarter of fiscal 2011, and the applicable disclosures have been included in our consolidated financial statements, where material.
New Accounting Pronouncements Not Yet Adopted
In December 2010, the FASB issued updated guidance for intangible assets, specifically related to the goodwill impairment test. This guidance requires entities to perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired in situations where reporting units have a carrying value that is zero or negative. If the qualitative evaluation determines it is more likely than not that goodwill is impaired, step two of the goodwill impairment test is required to be performed to measure the amount of impairment, if any. The new guidance is effective for us beginning in fiscal 2012 and is not expected to have a material effect on our financial position, results of operations or cash flows.
In October 2009, the FASB issued new revenue recognition guidance for arrangements that include both software and non-software related deliverables. This guidance requires entities to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of VSOE or other third party evidence of the selling price. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for us beginning in the first quarter of fiscal 2012 interim financial statements and is not expected to have a material effect on our financial position, results of operations or cash flows.

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
The hypothetical changes noted in the sections immediately below are based on sensitivity analyses performed at March 31, 2011. Actual results could differ materially.
Foreign Currency Exchange Rate Risk
We use derivatives to hedge those current net assets and liabilities that, when re-measured in accordance with United States generally accepted accounting principles, impact our consolidated statement of operations. Foreign currency forward contracts are utilized in these hedging programs. All foreign currency forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure, not for speculation or trading purposes. Gains and losses on these foreign currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, with the goal of minimizing the net gains or losses overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on foreign currency forward contracts are recognized in other income (loss) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All settlements of gains and losses related to foreign currency forward contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we did not hedge against foreign currency exchange rate movement, a hypothetical increase or decrease of 10% in exchange rates would result in a corresponding increase or decrease in earnings before taxes of approximately $4.1 million. This amount represents the impact of foreign currency exchange rate fluctuations on exposures at March 31, 2011 related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the United States dollar.
We do not currently hedge currency risk related to anticipated revenue or expenses denominated in foreign currencies.

The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

	Notional Amount
	March 31,
	2011	2010
	(In millions)

Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)
Euro	$158.5	$98.2
Australian dollar	13.9	15.4
Chinese yuan renminbi	7.6	4.6
Brazilian real	5.6	24.9
British pound	5.0	—
South Korean won	4.6	6.0
Canadian dollar	4.2	3.9
New Zealand dollar	2.9	4.5
Swedish krona	2.4	5.7
Other	8.3	7.7

Total	$213.0	$170.9

Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)

Israeli shekel	$151.6	$78.0
Mexican peso	9.3	1.5
Indian rupee	9.1	11.5
Other	2.2	4.5

Total	$172.2	$95.5

Interest Rate Risk
We adhere to a conservative investment policy, whereby our principal concern is the preservation of liquid funds. Cash, cash equivalents and investments were approximately $1.8 billion at March 31, 2011, which consisted of $1.7 billion in cash and cash equivalents and the remaining balance consisted primarily of different types of investment-grade debt securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, we classify most of our investments as “available-for-sale,” which provides that no gain or loss on any security would actually be recognized in earnings unless the instrument was sold or any loss in value was deemed to be other-than-temporary. Due to the current interest rate environment and the liquidity of our overall portfolio, any hypothetical decrease in annual interest rates would have an immaterial impact on earnings before taxes.
Market Risk
The carrying value and fair value of our Senior Notes at March 31, 2011, were $298.7 million and $348.9 million, respectively. The fair value was based upon market prices of our Senior Notes. If market interest rates increased by 100 basis points and assuming all other variables were held constant, we estimate the fair value of our Senior Notes would decrease by approximately $18.7 million.
At March 31, 2011, we held auction rate securities with a par value of $29.8 million and an estimated fair value of $27.2 million. For further information, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. We may incur additional temporary unrealized losses or other-than-temporary impairments in the future if current market conditions were to persist and we no longer had the intent and ability to retain the auction rate securities for a period of time sufficient to allow for any recovery in fair value.

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
Management assessed our internal control over financial reporting as of March 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2011, the end of our fiscal year. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting at March 31, 2011 has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements. Ernst & Young LLP’s report on our internal control over financial reporting is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of BMC Software, Inc.
We have audited the internal control over financial reporting of BMC Software, Inc. (the “Company”) as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of the Company for each of the three years in the period ended March 31, 2011, and our report dated May 5, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
May 5, 2011

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our definitive Proxy Statement in connection with our 2011 Annual Meeting of Stockholders (the 2011 Proxy Statement), which will be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2011, under the headings “Proposal One: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.	Executive Compensation
The information required by this item will be set forth in the 2011 Proxy Statement under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the 2011 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the 2011 Proxy Statement under the headings “Independence of Directors” and “Related Person Transactions and Procedures” and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services
The information required by this item will be set forth in the 2011 Proxy Statement under the heading “Fees Paid to Ernst & Young” and is incorporated herein by reference.

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
3. The following Exhibits are filed with this Report or incorporated by reference as set forth below:

Exhibit
Number

3.1		—	Restated Certificate of Incorporation, as amended, of the Company; incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

3.2		—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed November 12, 2010.

4.1		—	Indenture, dated at June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 4, 2008.

4.2		—
Supplemental Indenture, dated at June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee, including the form of the 7.25% Note due 2018; incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 4, 2008.

10.1	(a)	—
BMC Software, Inc. 1994 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.1	(b)	—
Second Amendment to the BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.1(b) to our Annual Report on Form 10-K for the year ended March 31, 2009 (the 2009 10-K).

Exhibit
Number

10.2	(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to our Annual Report on Form 10-K for the year ended March 31, 1995 (the 1995 10-K).

10.2	(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

10.3		—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

10.4		—
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

10.6		—	Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed November 24, 2008.

10.7		—	BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to our 2002 Proxy Statement filed with the SEC on Schedule 14A.

10.8		—
BMC Software, Inc. 2002 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.9		—
BMC Software, Inc. Short-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.10		—
BMC Software, Inc. Long-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.11		—	Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed November 24, 2008.

10.12		—	BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.5 to the BladeLogic, Inc. Registration Statement on Form S-1 (Registration No. 333-141915).

10.13		—	First Amendment to BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.34(b) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.14		—
Executive Employment Agreement between BMC Software, Inc. and Denise M. Clolery; incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

Exhibit
Number

10.15	—
Form of Stock Option Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.19 to the 2009 10-K.

10.16	—
Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on June 12, 2006.

10.17	—
Form of Restricted Stock Unit Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.21 to the 2009 10-K.

10.18	—	Executive Employment Agreement between BMC Software, Inc. and William Miller; incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.19	—
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

10.21	—
Form of Time-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.22	—
Executive Employment Agreement between BMC Software, Inc. and Hollie S. Castro; incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.23	—
Form of Performance-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.28 to our Current Report on Form 8-K filed June 12, 2008.

10.24	—
Form of Time-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.29 to our Current Report on Form 8-K filed June 12, 2008.

10.25	—	Performance-Based Restricted Stock Unit Award Agreement for Robert E. Beauchamp; incorporated by reference to Exhibit 10.30 to our Current Report on Form 8-K filed August 20, 2008.

10.26	—	BMC Software, Inc. 2007 Incentive Plan (as amended); incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A dated June 24, 2009.

Exhibit
Number

10.27	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.34 to our Current Report on Form 8-K filed May 3, 2010.

10.28	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K filed May 3, 2010.

10.29	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and William D. Miller; incorporated by reference to Exhibit 10.38 to our Current Report on Form 8-K filed May 3, 2010.

10.30	—
Form of Performance-based market stock unit award agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.41 to our Current Report on Form 8-K filed December 9, 2010.

10.31	—	Credit Agreement Dated as of November 30, 2010; incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*31.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*32.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Document.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of BMC Software, Inc.
We have audited the accompanying consolidated balance sheets of BMC Software, Inc. (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 5, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
May 5, 2011

BMC SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,660.9	$1,368.6
Short-term investments	27.8	65.5
Trade accounts receivable, net	284.1	212.3
Trade finance receivables, net	112.6	117.7
Deferred tax assets	65.1	53.7
Other current assets	116.9	87.2

Total current assets	2,267.4	1,905.0
Property and equipment, net	94.2	95.0
Software development costs, net	193.8	145.5
Long-term investments	67.8	62.4
Long-term trade finance receivables, net	110.8	122.6
Intangible assets, net	100.9	158.8
Goodwill	1,407.0	1,365.6
Other long-term assets	243.5	282.7

Total assets	$4,485.4	$4,137.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$30.8	$37.5
Finance payables	16.6	23.0
Accrued liabilities	316.0	307.4
Deferred revenue	1,026.9	975.9

Total current liabilities	1,390.3	1,343.8
Long-term deferred revenue	928.6	847.2
Long-term borrowings	335.6	340.9
Other long-term liabilities	168.0	218.0

Total liabilities	2,822.5	2,749.9

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	1,077.4	965.4
Retained earnings	2,845.2	2,389.3
Accumulated other comprehensive income	32.0	5.4

	3,957.1	3,362.6
Treasury stock, at cost (71.9 and 67.2 shares)	(2,294.2)	(1,974.9)

Total stockholders’ equity	1,662.9	1,387.7

Total liabilities and stockholders’ equity	$4,485.4	$4,137.6

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended March 31,
	2011	2010	2009
Revenue:
License	$864.5	$758.4	$709.7
Maintenance	1,024.2	1,023.7	1,017.8
Professional services	176.6	129.1	144.4

Total revenue	2,065.3	1,911.2	1,871.9

Operating expenses:
Cost of license revenue	129.8	115.5	117.1
Cost of maintenance revenue	169.4	158.3	166.3
Cost of professional services revenue	184.4	137.4	141.6
Selling and marketing expenses	608.1	556.2	541.5
Research and development expenses	176.5	195.6	222.0
General and administrative expenses	216.4	206.4	197.7
In-process research and development	—	—	50.3
Amortization of intangible assets	33.6	32.7	34.1
Severance, exit costs and related charges	14.3	3.0	33.5

Total operating expenses	1,532.5	1,405.1	1,504.1

Operating income	532.8	506.1	367.8

Other income (loss), net:
Interest and other income, net	15.5	15.9	26.5
Interest expense	(19.8)	(21.3)	(17.0)
Gain (loss) on investments, net	2.8	3.5	(13.4)

Total other income (loss), net	(1.5)	(1.9)	(3.9)

Earnings before income taxes	531.3	504.2	363.9
Provision for income taxes	75.1	98.1	125.8

Net earnings	$456.2	$406.1	$238.1

Basic earnings per share	$2.55	$2.21	$1.27

Diluted earnings per share	$2.50	$2.17	$1.25

Shares used in computing basic earnings per share	178.7	183.1	187.1

Shares used in computing diluted earnings per share	182.4	186.8	190.2

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended March 31, 2011, 2010 and 2009
(In millions)

					Accumulated Other
					Comprehensive Income (Loss)
						Unrealized
						Gain (Loss)
					Foreign	on Securities
	Common		Additional		Currency	Available for	Treasury	Total
	Stock		Paid-in	Retained	Translation	Sale, Net of	Stock, at	Stockholders’
	Shares	Amount	Capital	Earnings	Adjustment	Taxes	Cost	Equity
Balance, March 31, 2008	249.1	$2.5	$786.7	$1,753.1	$22.5	$(2.8)	$(1,567.5)	$994.5

Comprehensive income:
Net earnings	—	—	—	238.1	—	—	—	238.1
Foreign currency translation adjustment, net of taxes of $9.5	—	—	—	—	(39.9)	—	—	(39.9)
Unrealized loss on securities available for sale, net of taxes of $4.2	—	—	—	—	—	(10.7)	—	(10.7)
Realized gain on securities available for sale, net of taxes of $0.3	—	—	—	—	—	5.4	—	5.4

Total comprehensive income							.	192.9

Treasury stock purchases	—	—	—	—	—	—	(346.2)	(346.2)
Shares issued/forfeited for share-based compensation	—	—	(9.8)	(5.8)	—	—	118.6	103.0
Share-based compensation expense	—	—	81.0	—	—	—	—	81.0
Tax benefit of share-based compensation expense	—	—	23.3	—	—	—	—	23.3

Balance, March 31, 2009	249.1	$2.5	$881.2	$1,985.4	$(17.4)	$(8.1)	$(1,795.1)	$1,048.5

Comprehensive income:
Net earnings	—	—	—	406.1	—	—	—	406.1
Foreign currency translation adjustment, net of taxes of $8.4	—	—	—	—	27.8	—	—	27.8
Unrealized gain on securities available for sale, net of taxes of $1.4	—	—	—	—	—	3.1	—	3.1

Total comprehensive income								437.0

Treasury stock purchases	—	—	—	—	—	—	(288.1)	(288.1)
Shares issued/forfeited for share-based compensation	—	—	(16.9)	(2.2)	—	—	108.3	89.2
Share-based compensation expense	—	—	89.3	—	—	—	—	89.3
Tax benefit of share-based compensation expense	—	—	11.8	—	—	—	—	11.8

Balance, March 31, 2010	249.1	$2.5	$965.4	$2,389.3	$10.4	$(5.0)	$(1,974.9)	$1,387.7

Comprehensive income:
Net earnings	—	—	—	456.2	—	—	—	456.2
Foreign currency translation adjustment, net of taxes of $9.7	—	—	—	—	24.1	—	—	24.1
Unrealized gain on securities available for sale, net of taxes of $0.6	—	—	—	—	—	2.5	—	2.5

Total comprehensive income								482.8

Treasury stock purchases	—	—	—	—	—	—	(464.1)	(464.1)
Shares issued/forfeited for share-based compensation	—	—	(14.4)	(0.3)	—	—	144.8	130.1
Share-based compensation expense	—	—	109.2	—	—	—	—	109.2
Tax benefit of share-based compensation expense	—	—	17.2	—	—	—	—	17.2

Balance, March 31, 2011	249.1	$2.5	$1,077.4	$2,845.2	$34.5	$(2.5)	$(2,294.2)	$1,662.9

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$456.2	$406.1	$238.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
In-process research and development	—	—	50.3
Depreciation and amortization	190.0	175.8	182.8
Deferred income tax provision	40.9	28.2	3.1
Share-based compensation expense	106.5	88.9	82.0
Loss (gain) on investments, net	(2.8)	(3.5)	13.4
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(70.5)	7.9	17.3
Trade finance receivables	22.9	(47.8)	(46.2)
Prepaid and other current assets	(19.9)	(1.2)	5.2
Other long-term assets	(6.5)	(3.8)	5.2
Accrued and other current liabilities	(30.2)	(7.0)	28.8
Deferred revenue	132.0	30.5	0.8
Other long-term liabilities	(33.6)	9.0	(15.2)
Other operating assets and liabilities	(19.8)	(47.7)	14.1

Net cash provided by operating activities	765.2	635.4	579.7

Cash flows from investing activities:
Proceeds from maturities of investments	50.0	360.8	79.8
Proceeds from sales of investments	47.8	9.2	114.4
Purchases of investments	(57.6)	(333.8)	(173.5)
Cash paid for acquisitions, net of cash acquired, and other investments	(51.0)	(92.3)	(783.7)
Capitalization of software development costs	(115.8)	(81.0)	(67.3)
Purchases of property and equipment	(22.0)	(22.1)	(28.0)
Other investing activities	1.0	(0.1)	6.4

Net cash used in investing activities	(147.6)	(159.3)	(851.9)

Cash flows from financing activities:
Treasury stock acquired	(439.0)	(275.1)	(330.0)
Repurchases of stock to satisfy employee tax withholding obligations	(25.1)	(13.0)	(16.2)
Proceeds from stock options exercised and other	130.2	89.2	101.8
Excess tax benefit from share-based compensation expense	18.6	13.7	24.1
Repayments of borrowings and capital lease obligations	(23.7)	(15.5)	(17.9)
Payments of debt issuance costs	(1.9)	—	—
Proceeds from borrowings	—	42.0	295.6

Net cash provided by (used in) financing activities	(340.9)	(158.7)	57.4

Effect of exchange rate changes on cash and cash equivalents	15.6	27.9	(50.2)

Net change in cash and cash equivalents	292.3	345.3	(265.0)
Cash and cash equivalents, beginning of period	1,368.6	1,023.3	1,288.3

Cash and cash equivalents, end of period	$1,660.9	$1,368.6	$1,023.3

Supplemental disclosure of cash flow information:
Cash paid for interest	$23.0	$23.0	$11.7
Cash paid for income taxes, net of amounts refunded	$107.4	$89.8	$69.3
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
Cash and Cash Equivalents
We consider investments with an original maturity of ninety days or less when purchased to be cash equivalents. At March 31, 2011 and 2010, our cash equivalents were comprised primarily of money-market funds and United States Treasury securities. Our cash equivalents are subject to potential credit risk. Our cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.
Investments
We classify our investments in equity securities that have readily determinable fair values and all debt securities as held-to-maturity, available-for-sale or trading at acquisition and reevaluate such classification at each subsequent balance sheet date. We do not have any investments classified as held-to-maturity at March 31, 2011 or 2010. Our available-for-sale and trading securities are recorded at fair value in the consolidated balance sheets. Unrealized gains and losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the consolidated statements of operations unless certain criteria are met. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below our cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that we will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) whether we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, unrealized gains and losses on trading securities and all realized gains and losses are recorded in gain (loss) on investments, net, in the consolidated statements of operations. Realized and unrealized gains and losses are calculated using the specific identification method. Investments with maturities of twelve months or less are classified as short-term investments. Investments with maturities of more than twelve months are classified as long-term investments.
We account for investments in non-marketable equity securities in which we do not have significant influence and that do not have a readily determinable fair value under the cost method of accounting. These investments are included in other long-term assets. In fiscal 2009, we recorded an $8.4 million impairment charge in connection with the write-down of certain non-marketable equity investments to their estimated fair values.
Refer to Note 3 for further information regarding auction rate securities held by us.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Receivables
In the ordinary course of business, we extend credit to our customers on both trade and financed terms. Trade and finance receivables are recorded at their outstanding principal balances, adjusted for interest receivable to date, if applicable, and adjusted by the allowance for doubtful accounts. Interest income on finance receivables is recognized using the effective interest method and is presented as interest and other income, net, in the consolidated statements of operations. Interest income on these finance receivables was $10.4 million, $11.4 million and $9.6 million in fiscal 2011, 2010 and 2009, respectively. In estimating the allowance for doubtful accounts, we consider the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer-specific information. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. At March 31, 2011 and 2010, the allowance for doubtful trade accounts receivable was $3.6 million and $2.2 million and the allowance for doubtful trade finance receivables was $0.5 million and $0.4 million, respectively. During fiscal 2011, 2010 and 2009, the provision (recovery) for bad debts was $1.7 million, $(0.3) million and $3.8 million and the amounts charged against the allowance for doubtful accounts were $0.2 million, $1.3 million and $2.9 million, respectively.
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
Software Development Costs
Costs of software developed internally for licensing to third parties are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs incurred through the general release of the software products are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized software development costs are amortized on a straight-line basis over the products’ respective estimated economic lives, which are typically three years. The amortization of capitalized software development costs, including any amounts accelerated for products that are not expected to generate sufficient future revenue to realize their carrying values, is included in cost of license revenue in the consolidated statements of operations. During fiscal 2011, 2010 and 2009, amounts capitalized were $124.0 million, $85.9 million and $72.5 million, respectively, and amounts amortized were $75.7 million, $63.1 million and $62.9 million, respectively. The change in foreign currency exchange rates had no impact during fiscal 2011 but increased (decreased) capitalized software development costs by $0.1 million and $(0.4) million, during fiscal 2010 and 2009, respectively. Amounts capitalized during fiscal 2011, 2010 and 2009 included $4.4 million, $2.3 million and $1.7 million, respectively, of capitalized interest; and approximately $8.2 million, $4.9 million and $5.2 million, respectively, of share-based compensation costs.
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

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
To minimize the risk from changes in foreign currency exchange rates, we have established a program that utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Gains or losses on our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts entered into under this program. Our foreign currency exposures relate primarily to certain foreign currency denominated assets and liabilities. Our foreign currency forward contracts generally have terms of one month or less and are entered into at the prevailing market exchange rate at the end of each month. We do not use foreign currency forward contracts for speculative purposes. While these foreign currency forward contracts are utilized to hedge foreign currency exposures, they are not formally designated as hedges for accounting purposes, and therefore, the changes in the fair values of these contracts are recognized currently in earnings. We record these foreign currency forward contracts at fair value as either assets or liabilities depending on the net settlement position of the foreign currency forward contracts with each respective counterparty at the balance sheet date. All settlements of gains and losses related to the foreign currency forward contracts are included in cash flow from operating activities in the consolidated statements of cash flows.
Revenue Recognition
Software license revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, collection is probable and vendor-specific objective evidence (VSOE) of the fair value of undelivered elements exists. As substantially all of our software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We have established VSOE of the fair value of maintenance through independent maintenance renewals. These demonstrate a consistent relationship of pricing maintenance as a percentage of either the net license fee or the discounted or undiscounted license list price. VSOE of the fair value of professional services is established based on daily rates when sold on a stand-alone basis, as well as management approved pricing for certain new professional services offerings.
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

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maintenance revenue is recognized ratably over the terms of the maintenance arrangements, which primarily range from one to three years.
Professional services revenue, which principally relates to implementation, integration and education services associated with our products, is derived under both time-and-material and fixed fee arrangements and in most instances is recognized on a proportional performance basis based on hours. If no discernable customer deliverable exists until the completion of the professional services, we apply the completed performance method and defer the recognition of professional services revenue until completion of the services, which is typically evidenced by a signed completion letter from the customer. Services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification or customization of our products and are not otherwise considered to be essential to the functionality of such products. In arrangements where the professional services do not qualify for separate accounting from the license elements, the combined software license and professional services revenue are recognized based on contract accounting using either the percentage-of-completion or completed-contract method.
We also execute arrangements through resellers, distributors and systems integrators (collectively, channel partners) in which the channel partners act as the principals in the transactions with the end users of our products and services. In license arrangements with channel partners, title and risk of loss pass to the channel partners upon execution of our arrangements with them and the delivery of our products to the channel partner. We recognize revenue from transactions with channel partners when all other revenue recognition criteria are satisfied. We do not offer right of return, product rotation or price protection to any of our channel partners.
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
Cost of License and Maintenance Revenue
Cost of license revenue is primarily comprised of the amortization of capitalized software development costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses.
Cost of maintenance revenue is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance, enhancement and support services to our customers.
Sales Commissions
We pay commissions, including sales bonuses, to our direct sales force related to revenue transactions under sales compensation plans established annually. We defer the portion of commissions that are direct and incremental costs of the license and maintenance revenue arrangements and recognize them as selling and marketing expenses in the consolidated statements of operations over the terms of the related customer contracts, in proportion to the recognition of the associated revenue. The commission payments are typically paid in full in the month following execution of the customer contracts. Deferred commissions as of March 31, 2011 and 2010 were $78.7 million and $61.6 million, respectively.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation
Share-based compensation expense for share-based awards is recognized only for those awards that are expected to vest. We use the straight-line attribution method to allocate share-based compensation expense over the requisite service period of the award.
Refer to Note 9 for further information regarding share-based compensation.
Recently Adopted Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (FASB) issued new disclosure guidance related to finance receivables and the related allowances for credit losses. This guidance introduces a greater level of disaggregation based on the underlying characteristics of the finance receivables. The disclosure requirements include, based on the related disaggregation criteria, a rollforward of the allowance for credit losses and the related balance of the finance receivables, significant purchases and sales of finance receivables, and various qualitative disclosures including credit quality, aging, nonaccrual status and impairments. The new guidance was effective for us in the third quarter of fiscal 2011, and the applicable disclosures have been included in our consolidated financial statements, where material.
(2) Business Combinations
Fiscal 2011 Acquisitions
During fiscal 2011, we completed the acquisition of the software business of Neptuny S.r.l., a provider of continuous capacity optimization software, and the acquisition of GridApp Systems, Inc., a provider of comprehensive database provisioning, patching and administration software, for combined purchase consideration of $51.5 million. The purchase consideration was allocated to acquired assets and assumed liabilities consisting primarily of $20.7 million of acquired technology, with weighted average economic lives of approximately three years, in addition to other tangible assets and liabilities. These acquisitions resulted in a preliminary allocation of $34.2 million to goodwill assigned to our Enterprise Service Management (ESM) segment. The operating results of the acquired companies have been included in our consolidated financial statements since the respective acquisition dates. Pro forma information is not included because the acquired companies’ operations would not have materially impacted our consolidated operating results.
Fiscal 2010 Acquisitions
During fiscal 2010, we completed the acquisitions of MQSoftware, Inc., a provider of middleware and enterprise application transaction management software, Tideway Systems Limited, a provider of IT discovery solutions, and Phurnace Software, Inc., a developer of software that automates the deployment and configuration of business-critical Java EE applications, for combined purchase consideration of $94.3 million. The purchase consideration was allocated to acquired assets and assumed liabilities under the current accounting requirements for business combinations adopted April 1, 2009, consisting primarily of approximately $36.3 million of acquired technology and $9.4 million of customer relationships, with weighted average economic lives of approximately three years, in addition to other tangible assets and liabilities. These acquisitions resulted in an allocation of $61.3 million to goodwill, of which $12.8 million was assigned to the Mainframe Service Management (MSM) segment and $48.5 million was assigned to the ESM segment. The operating results of the acquired companies have been included in our consolidated financial statements since the respective acquisition dates. Pro forma information is not included because the acquired companies’ operations would not have materially impacted our consolidated operating results.
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

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The acquisition of BladeLogic’s outstanding common stock and other equity instruments resulted in total purchase consideration of $854.0 million, including approximately $19.9 million of direct acquisition costs. The estimated fair values of the acquired assets and assumed liabilities at the date of acquisition were:

April 18,
2008
(In millions)
Cash and cash equivalents	$73.3
Trade accounts receivable	27.0
Deferred tax assets	36.5
Other current assets	1.5
Property and equipment	1.4
Intangible assets	214.8
In-process research and development	50.3
Goodwill	557.3

Total assets	962.1

Current liabilities	$(14.3)
Deferred tax liabilities	(86.8)
Deferred revenue	(7.0)

Total liabilities	(108.1)

Net assets acquired	$854.0

Factors that contributed to a purchase price that resulted in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future BladeLogic technology, support personnel to provide maintenance services related to BladeLogic products and a trained sales force capable of selling current and future BladeLogic products and the opportunity to cross-sell our products and BladeLogic products to existing customers. We believe that this acquisition will help us remain competitive in the Business Service Management market and improve the results of operations for our ESM segment. The goodwill resulting from the transaction was assigned to the ESM segment and is not deductible for tax purposes.
The acquired identifiable intangible assets consisted of:

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

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The fair values of our financial instruments were determined using the following input levels and valuation techniques:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active		Significant
		Markets for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs	Valuation
March 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)	Technique
	(In millions)
Assets
Cash equivalents
Money-market funds	$684.7	$684.7	$—	$—	A
United States Treasury securities	525.0	525.0	—	—	A
Certificates of deposit	38.4	38.4	—	—	A
Short-term and long-term investments
United States Treasury securities	49.9	49.9	—	—	A
Auction rate securities	27.2	—	—	27.2	B
Mutual funds	18.5	18.5	—	—	A
Foreign currency forward contracts	5.8	—	5.8	—	A

Total	$1,349.5	$1,316.5	$5.8	$27.2

Liabilities
Foreign currency forward contracts	$(3.3)	$—	$(3.3)	$—	A

Total	$(3.3)	$—	$(3.3)	$—

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

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity in Level 3 financial instruments:

	Year Ended March 31,
	2011			2010
	Auction			Auction
	Rate	Put		Rate	Put
	Securities	Option	Total	Securities	Option	Total
	(In millions)
Balance at the beginning of the period	$60.5	$1.1	$61.6	$60.0	$2.0	$62.0
Redemptions and sales of auction rate securities	(37.5)	—	(37.5)	(4.9)	—	(4.9)
Change in unrealized gain (loss) included in interest and other income, net	1.1	(1.1)	—	0.9	(0.9)	—
Change in unrealized gain (loss) included in other comprehensive income	3.1	—	3.1	4.5	—	4.5

Balance at the end of the period	$27.2	$—	$27.2	$60.5	$1.1	$61.6

Investments
Our cash, cash equivalents and investments were comprised of the following:

	March 31,
	2011			2010
	Cash and			Cash and
	Cash	Short-term	Long-term	Cash	Short-term	Long-term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
	(In millions)
Measured at fair value:
Available-for-sale
United States Treasury securities	$525.0	$27.8	$22.1	$200.0	$50.0	$—
Certificates of deposit	38.4	—	—	12.6	—	—
Auction rate securities	—	—	27.2	—	—	45.0
Trading
Mutual funds	—	—	18.5	—	—	17.4
Auction rate securities	—	—	—	—	15.5	—

Total debt and equity investments measured at fair value	563.4	27.8	67.8	212.6	65.5	62.4

Cash on hand	412.8	—	—	398.4	—	—
Money-market funds	684.7	—	—	757.6	—	—

Total cash, cash equivalents and investments	$1,660.9	$27.8	$67.8	$1,368.6	$65.5	$62.4

Amounts included in accumulated other comprehensive income from available- for-sale securities (pre-tax):
Unrealized losses*	$—	$—	$2.6	$—	$—	$5.7

*	The unrealized losses on available-for-sale securities at March 31, 2011 and 2010 relate to the auction rate securities.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes the underlying contractual maturities of our available-for-sale investments in debt securities:

	Year Ended March 31,
	2011		2010
		Fair		Fair
	Cost	Value	Cost	Value
	(In millions)
Due in one year or less	$591.2	$591.2	$262.6	$262.6
Due between one and two years	22.1	22.1	—	—
Due after ten years	29.8	27.2	50.7	45.0

Total	$643.1	$640.5	$313.3	$307.6

For fiscal 2009, proceeds from the sale of available-for-sale securities, gross realized gains and gross realized losses were $153.2 million, $1.6 million and $2.6 million, respectively. The amounts for fiscal 2010 and 2011 were not significant.
At March 31, 2011 and 2010, we held auction rate securities with a par value of $29.8 million and $50.7 million, respectively, which were classified as available-for-sale, and at March 31, 2010, we also held auction rate securities with a par value of $16.6 million which were classified as trading. The total estimated fair value of our auction rate securities was $27.2 million and $60.5 million at March 31, 2011 and 2010, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities and the put option discussed below using internally developed models of the expected cash flows of the securities which incorporate assumptions about the expected cash flows of the underlying student loans and estimates of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. During the years ended March 31, 2011 and 2010, issuers redeemed available-for-sale holdings of $20.9 million par value and $3.7 million par value, respectively, and trading holdings of $5.4 million par value and $1.2 million par value, respectively.
In November 2008, we entered into a put agreement with a bank from which we acquired certain auction rate securities. On July 1, 2010, we exercised our right under this agreement to put the remaining securities subject to this agreement, with $11.2 million par value, to the bank. The auction rate securities subject to the put agreement were classified as short-term investments and trading securities and, accordingly, any changes in the fair value of these securities were recognized in earnings. In addition, we elected the option under GAAP to record the put option at fair value. The fair value adjustments to these auction rate securities and the related put option resulted in minimal net impact to the consolidated statements of operations for the years ended March 31, 2011, 2010 and 2009.
The unrealized loss on our available-for-sale auction rate securities, which have a fair value of $27.2 million at March 31, 2011, was $2.6 million and was recorded in accumulated other comprehensive income (loss) as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and the likelihood we would be required to sell the investments before recovery of our cost basis. These available-for-sale auction rate securities have been in an unrealized loss position for greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities are classified as long-term investments at March 31, 2011 and 2010.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Financial Instruments
The fair value of our outstanding foreign currency forward contracts that closed in a gain position at March 31, 2011 and 2010 was $5.8 million and $3.5 million, respectively, and was recorded within other current assets in our consolidated balance sheets. The fair value of our outstanding foreign currency forward contracts that closed in a loss position at March 31, 2011 and 2010 was $3.3 million and $1.0 million, respectively, and was recorded within accrued liabilities in our consolidated balance sheets. The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

	Notional Amount
	March 31,
	2011	2010
	(In millions)

Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)

Euro	$158.5	$98.2
Australian dollar	13.9	15.4
Chinese yuan renminbi	7.6	4.6
Brazilian real	5.6	24.9
British pound	5.0	—
South Korean won	4.6	6.0
Canadian dollar	4.2	3.9
New Zealand dollar	2.9	4.5
Swedish krona	2.4	5.7
Other	8.3	7.7

Total	$213.0	$170.9

Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)

Israeli shekel	$151.6	$78.0
Mexican peso	9.3	1.5
Indian rupee	9.1	11.5
Other	2.2	4.5

Total	$172.2	$95.5

Our use of foreign currency forward exchange contracts is intended to principally offset gains and losses associated with foreign currency exposures. Therefore, the notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances and currency denomination of monetary assets and liabilities maintained by our global entities. The effect of the foreign currency forward contracts for the years ended March 31, 2011, 2010 and 2009 was a gain of $3.3 million, a loss of $9.9 million and a gain of $26.4 million, respectively, which, after including gains and losses on our foreign currency exposures, resulted in net losses of $2.9 million, $2.2 million and $5.3 million, respectively, recorded in interest and other income, net.
We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.
Trade Finance Receivables
A substantial portion of our trade finance receivables are transferred to financial institutions on a non-recourse basis. We utilize wholly-owned finance subsidiaries in these finance receivables transfers. These entities are consolidated into our financial position and results of operations. We account for such transfers as sales in accordance with applicable accounting rules pertaining to the transfer of financial assets and the sale of future revenue when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During fiscal 2011, 2010 and 2009, we transferred $172.3 million, $208.8 million and $149.7 million, respectively, of such receivables through these programs. Finance receivables are typically transferred within several months after origination and the outstanding principal balance at the time of transfer typically approximates fair value.
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

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For all regions and credit categories, a finance receivable will be specifically reserved once deemed uncollectible. As of March 31, 2011, we held $223.4 million of finance receivables, net of $0.5 million of specific receivables which have been fully reserved.
At March 31, 2011, our finance receivables balance, net of allowance, by region and by class of internal credit rating is as follows:

	North America	EMEA	Asia Pacific	Latin America	Total
	(In millions)
Class 1	$102.2	$41.0	$13.2	$2.0	$158.4
Class 2	31.0	23.8	3.1	1.6	59.5
Class 3	1.9	1.1	1.1	1.4	5.5

Balance at the end of the period	$135.1	$65.9	$17.4	$5.0	$223.4

Other Financial Instruments
The fair value of our senior unsecured notes due 2018 at March 31, 2011 and 2010, based on market prices, was $348.9 million and $338.1 million, respectively, compared to the carrying value of $298.7 million and $298.5 million, respectively.
The carrying values of all other financial instruments, consisting primarily of trade and finance receivables, accounts payable and other borrowings, approximate their respective fair values.
(4) Property and Equipment
Property and equipment at March 31, 2011 and 2010 consisted of:

	March 31,
	2011	2010
	(In millions)
Computers, software, furniture and equipment	$498.8	$493.8
Leasehold improvements	49.4	43.9
Projects in progress	5.7	4.8

	553.9	542.5
Less accumulated depreciation and amortization	(459.7)	(447.5)

Property and equipment, net	$94.2	$95.0

Property and equipment includes computer equipment procured by us under capital lease arrangements with net book values of $19.3 million and $13.7 million (net of $11.4 million and $12.9 million in accumulated depreciation) at March 31, 2011 and 2010, respectively. Depreciation of capital lease equipment is included in depreciation expense. Depreciation expense recorded during fiscal 2011, 2010 and 2009 was $39.1 million, $38.2 million and $42.4 million, respectively.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) Intangible Assets and Goodwill
Intangible assets at March 31, 2011 and 2010 consisted of:

	March 31,
	2011		2010
	Gross		Gross
	Carrying	Net Book	Carrying	Net Book
	Amount	Value	Amount	Value
	(In millions)
Acquired technology	$572.4	$64.2	$548.4	$88.7
Customer relationships	255.6	36.7	254.3	70.1
Tradenames and trademarks	29.3	—	29.3	—

Total intangible assets	$857.3	$100.9	$832.0	$158.8

Amortization of acquired technology totaling $45.5 million, $43.8 million and $44.6 million was included in cost of license revenue in the consolidated statements of operations for fiscal 2011, 2010 and 2009, respectively. Amortization of other intangible assets is included in amortization of intangible assets in the consolidated statements of operations. The weighted average remaining life of acquired technology and customer relationships is approximately 1.5 years at March 31, 2011.
Future amortization expense associated with our intangible assets existing at March 31, 2011 is expected to be:

Year Ending
March 31,
(In millions)
2012	$78.5
2013	18.1
2014	4.3

$100.9

The following table summarizes goodwill activity and ending goodwill balances by operating segment:

	Enterprise	Mainframe
	Service	Service
	Management	Management	Total
	(In millions)
Balance at March 31, 2009	$1,216.7	$72.0	$1,288.7
Goodwill acquired/purchase accounting adjustments during the year	48.5	13.8	62.3
Effect of foreign currency exchange rate changes	14.6	—	14.6

Balance at March 31, 2010	1,279.8	85.8	1,365.6

Goodwill acquired/purchase accounting adjustments during the year	32.6	(1.0)	31.6
Effect of foreign currency exchange rate changes	9.8	—	9.8

Balance at March 31, 2011	$1,322.2	$84.8	$1,407.0

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) Long-Term Borrowings
Long-term borrowings at March 31, 2011 and 2010 consisted of:

	March 31,
	2011	2010
	(In millions)
Senior unsecured notes due 2018 (net of $1.3 million and $1.5 million of unamortized discount at March 31, 2011 and 2010, respectively)	$298.7	$298.5
Capital leases and other obligations	56.2	62.6

Total	354.9	361.1
Less current maturities of capital leases and other obligations (included in accrued liabilities)	(19.3)	(20.2)

Long-term borrowings	$335.6	$340.9

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC’s senior unsecured notes due 2018 (the Senior Notes), or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC’s Senior Notes, for interest periods of one, two, three or six months. As of March 31, 2011 and through May 5, 2011, we have not borrowed any funds under the Credit Facility.
In June 2008, we issued $300.0 million of Senior Notes. Net proceeds to us after original issuance discount and issuance costs amounted to $295.6 million, which were used for general corporate purposes. The Senior Notes were issued at an original issuance discount of $1.8 million. The Senior Notes bear interest at a rate of 7.25% per annum payable semi-annually in June and December of each year. The Senior Notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of the Senior Notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 50 basis points, plus accrued and unpaid interest. The Senior Notes are subject to the provisions of an indenture which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.
At March 31, 2011, we were in compliance with all debt covenants.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) Deferred Revenue
Deferred revenue is comprised of deferred maintenance, license and professional services revenue. Deferred maintenance revenue is not recorded on arrangements with trade payment terms until the related maintenance fees have been collected. The components of deferred revenue at March 31, 2011 and 2010 were:

	March 31,
	2011	2010
	(In millions)
Current:
Maintenance	$653.1	$637.6
License	338.8	319.0
Professional services	35.0	19.3

Total current deferred revenue	1,026.9	975.9

Long-term:
Maintenance	581.3	542.0
License	347.3	305.2
Professional services	—	—

Total long-term deferred revenue	928.6	847.2

Total deferred revenue	$1,955.5	$1,823.1

(8) Income Taxes
The income tax provision for fiscal 2011, 2010 and 2009 consists of:

	Year Ended March 31,
	2011	2010	2009
	(In millions)
Current:
Federal	$(14.4)	$26.2	$62.8
State	7.7	(0.5)	11.3
Foreign	40.9	44.2	48.6

Total current	34.2	69.9	122.7

Deferred:
Federal	37.7	24.6	33.3
State	3.1	4.3	(4.0)
Foreign	0.1	(0.7)	(26.2)

Total deferred	40.9	28.2	3.1

Income tax provision	$75.1	$98.1	$125.8

The foreign income tax provision was based on foreign pre-tax earnings of $240.1 million, $214.5 million and $173.0 million for fiscal 2011, 2010 and 2009, respectively. The federal income tax provision includes the United States tax effects of certain foreign entities that are treated as a branch of a United States entity for tax purposes and therefore their earnings are included in the United States consolidated income tax return.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of income tax computed at the United States federal statutory rate of 35% to reported income tax expense for fiscal 2011, 2010 and 2009 follows (dollars in millions):

	Year Ended March 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Expense computed at United States statutory rate	$186.0	35.0%	$176.5	35.0%	$127.4	35.0%
Effect of foreign rate differentials	(54.6)	(10.3)%	(29.7)	(5.9)%	(21.9)	(6.0)%
Extraterritorial income and production activities deductions	(24.7)	(4.6)%	(21.5)	(4.3)%	(22.3)	(6.1)%
State income taxes, net of federal benefit	8.7	1.6%	3.1	0.6%	4.7	1.3%
Settlements with tax authorities	(57.2)	(10.8)%	(30.0)	(5.9)%	—	—
In-process research and development	—	—	—	—	24.1	6.6%
Other, net	16.9	3.2%	(0.3)	(0.0)%	13.8	3.8%

	$75.1	14.1%	$98.1	19.5%	$125.8	34.6%

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and the related amounts recognized for income tax purposes. The significant components of deferred tax assets and liabilities at March 31, 2011 and 2010 were:

	March 31,
	2011	2010
	(In millions)
Deferred tax assets:
Deferred revenue	$53.7	$60.4
Compensation plans	46.5	49.2
Property and equipment, net	4.6	7.8
Net operating loss carryforwards	36.0	36.0
Tax credit carryforwards	6.2	2.4
Other	77.1	75.2

Total gross deferred tax asset	224.1	231.0
Valuation allowance	(10.1)	(9.1)

Total deferred tax asset	214.0	221.9
Deferred tax liabilities:
Software development costs	(70.7)	(54.0)
Acquired intangible assets	(13.5)	(5.5)
Other	(59.4)	(49.0)

Total deferred tax liability	(143.6)	(108.5)

Net deferred tax asset	$70.4	$113.4

As reported:
Deferred tax assets	$65.1	$53.7

Other long-term assets	$29.3	$80.0

Accrued liabilities	$(3.7)	$(5.0)

Other long-term liabilities	$(20.3)	$(15.3)

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
We maintain a valuation allowance against certain tax credits and net operating losses that we do not believe are more likely than not to be utilized in the future. The valuation allowance increased (decreased) by $1.0 million, $(12.1) million and $(10.3) million during fiscal 2011, 2010 and 2009, respectively. At March 31, 2011, we have federal net operating loss carryforwards of $68.0 million and foreign net operating loss carryforwards of $9.4 million, which expire between 2015 and 2030. These tax credits and net operating losses have arisen from various acquisitions as well as from net operating losses generated in certain foreign jurisdictions. Certain of the net operating loss carryforward assets are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.
Aggregate unremitted earnings of certain foreign subsidiaries for which United States federal income taxes have not been provided are $479.3 million at March 31, 2011. Deferred income taxes have not been provided on these earnings because we consider them to be indefinitely re-invested. If these earnings were repatriated to the United States or they were no longer determined to be indefinitely re-invested, we would have to record a tax liability for these earnings of approximately $119.6 million, assuming full utilization of the foreign tax credits associated with these earnings.
We carry out our business operations through legal entities in the United States and multiple foreign jurisdictions. These jurisdictions require that we file corporate income tax returns that are subject to United States, state and foreign tax laws. We are subject to routine corporate income tax audits in these multiple jurisdictions.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total amount of unrecognized tax benefits at March 31, 2011, 2010 and 2009 was $55.8 million, $106.4 million and $106.3 million, respectively, of which $49.7 million, $95.1 million and $88.9 million, respectively, would impact our effective tax rate if recognized. We believe that it is reasonably possible that net tax benefits of up to approximately $8 million may be recorded during the next twelve months upon the closure of tax periods and effective settlements of prior years’ tax matters with various federal, state and foreign jurisdictions.
Activity related to our unrecognized tax benefits consists of:

	Year Ended March 31,
	2011	2010	2009
	(In millions)
Beginning of year	$106.4	$106.3	$111.6
Increases related to current year tax positions	6.6	6.0	7.4
Decreases related to current year tax positions	—	—	(0.5)
Increases related to prior year tax positions	20.8	21.0	23.4
Decreases related to prior year tax positions	(58.9)	(22.7)	(31.2)
Decreases related to lapses of statutes of limitations	(19.0)	(3.9)	(1.4)
Impact of foreign currency exchange rate changes	(0.1)	(0.3)	(3.0)

End of year	$55.8	$106.4	$106.3

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We recognized $7.7 million, $2.4 million and $11.5 million of interest and penalties during fiscal 2011, 2010 and 2009, respectively. The total amount of accrued interest and penalties related to uncertain tax positions was $31.0 million and $37.7 million at March 31, 2011 and 2010, respectively.
We file a federal income tax return in the United States as well as income tax returns in various local, state and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (IRS) through the tax year ended March 31, 2005. During fiscal 2010 and early fiscal 2011, we settled all open issues with the IRS resulting from the audit of our tax years ended March 31, 2004 and 2005. During fiscal 2011, we settled all open issues but one with the IRS resulting from the audit of our tax years ended March 31, 2006 and 2007. As a result of these settlements, we recorded net tax benefits of $57.2 million and $30.0 million in fiscal 2011 and fiscal 2010, respectively. In April 2011, we received a Notice of Deficiency from the IRS on the one remaining disputed issue, relating to the tax year ended March 31, 2006, which we will litigate accordingly. In April 2011, the IRS issued its Revenue Agent Report (RAR) for its examination of our federal income tax return for the tax year ended March 31, 2008, and there are no unagreed issues arising from this RAR. In addition, certain tax years related to local, state, and foreign jurisdictions remain subject to examination. To provide for potential tax exposures, we maintain a liability for unrecognized tax benefits which we believe is adequate.
(9) Share-Based Compensation
We have various share-based compensation plans that authorize, among other types of awards, (i) the discretionary granting of stock options to purchase shares of our common stock, and (ii) the discretionary issuance of nonvested common stock awards directly in the form of time-based, market-based and performance-based nonvested stock units. Options granted to employees generally vest monthly over four years and have a term of six years. Options granted to non-employee board members become fully vested within one year from the date of grant and have terms of ten years with respect to grants through fiscal 2008 and six years for all subsequent grants. Time-based nonvested stock units vest in annual increments over one or three years; performance-based nonvested stock units vest in one year increments, contingent upon us meeting certain profitability targets; and market-based nonvested stock units vest in 50% increments over two- and three-year periods or in annual increments over three years upon achievement of certain targets related to our relative total shareholder return as compared to a set of peer companies or to the NASDAQ-100 Index over each performance period.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We did not grant any stock options during fiscal 2011 and granted 0.2 million and 5.1 million stock options during fiscal 2010 and 2009, respectively. We granted 3.3 million, 3.0 million and 3.5 million in nonvested stock units during fiscal 2011, 2010 and 2009, respectively. There were no significant modifications made to any share-based grants during these periods. At March 31, 2011, there were 9.6 million shares available for grant under our share-based compensation plans. However, for certain types of awards, some of our plans require us to reduce shares available for grant by a factor of 2.25 shares or 2.0 shares, depending on the plan from which the awards are issued.
We also sponsor an employee stock purchase plan that permits eligible employees to acquire shares of our stock at a 15% discount to the lower of the market price of our common stock at the beginning or end of six-month offering periods.
Share-based compensation costs for stock options are based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and on the first day of the offering period for the employee stock purchase plan. The fair value of nonvested stock equals the intrinsic value on the date of grant, except for certain market-based nonvested stock units, for which the fair value is calculated using a Monte Carlo simulation model on the date of grant. The fair values of share-based awards are recorded as compensation expense on a straight-line basis over the requisite service period of the grants. Compensation expense recognized is shown in the operating activities section in the consolidated statements of cash flows.
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
We are required to estimate potential forfeitures of share-based awards and adjust compensation expense accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and thus impact the amount of share-based compensation expense to be recognized in future periods. There were no significant changes in estimated forfeitures in fiscal 2011, 2010 or 2009 as compared to estimates when the related expenses were originally recorded.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of share-based payments was estimated using the Black-Scholes option-pricing model and the Monte Carlo simulation model with the following weighted-average assumptions:

	Year Ended March 31,
	2011	2010	2009
Expected volatility	35%	35%	33%
Risk-free interest rate %	0.6%	2.0%	2.9%
Expected term (in years)	3	4	4
Dividend yield	—	—	—
A summary of our share-based compensation activity for fiscal 2011 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Stock Options	Shares	Price	Term	Intrinsic Value
	(In millions)		(In years)	(In millions)
Outstanding at March 31, 2010	12.1	$29	4	$114.9
Granted	—	—
Exercised	(4.4)	27
Cancelled or expired	(0.5)	38

Outstanding at March 31, 2011	7.2	$30	3	$144.9

Vested at March 31, 2011 and expected to vest	7.1	$30	3	$143.7
Exercisable at March 31, 2011	5.8	$28	3	$125.5

		Weighted-	Weighted-
		Average	Average
		Grant Date	Remaining
Nonvested Stock Units	Shares	Fair Value	Vesting Term
	(In millions)		(In years)
Outstanding at March 31, 2010	5.3	$35	1
Granted	3.3	42
Vested	(1.9)	35
Cancelled or expired	(0.4)	35

Outstanding at March 31, 2011	6.3	$39	1

Included in the table above were 0.2 million and 0.2 million performance-based nonvested stock units and market-based nonvested stock units, respectively, outstanding at March 31, 2011 granted to selected executives and other key employees. The performance-based nonvested stock units were valued based on the fair value of our common stock on the date of grant. The vesting of the market-based nonvested stock units is contingent on our relative total shareholder return as compared to a set of peer companies or to the NASDAQ-100 Index over each performance period.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes weighted average grant date fair value and additional intrinsic value and vesting information:

	Year Ended March 31,
	2011	2010	2009
Weighted Average Fair Value
Per grant of stock options	$—	$10	$11
Per grant of nonvested stock units	$42	$37	$33

Share-Based Payment and Stock Option Values
Intrinsic value of stock options exercised (millions)	$75.5	$63.0	$70.4
Fair value of nonvested stock units that vested (millions)	$79.7	$38.9	$55.3
Grant date fair value of nonvested stock units that vested	$35	$32	$23
Our outstanding options at March 31, 2011 were (shares in millions):

	Outstanding Options			Exercisable Options
			Weighted-
			Average
		Weighted-	Remaining		Weighted-
		Average	Contractual		Average
Range of Exercise Prices	Shares	Exercise Price	Life	Shares	Exercise Price
$0.00 – 17.40	1.1	$15	3	1.1	$15
$17.41 – 19.93	0.8	19	3	0.8	19
$19.94 – 25.41	0.4	23	3	0.4	22
$25.42 – 31.69	0.5	28	4	0.5	28
$31.70 – 32.15	1.5	32	2	1.3	32
$32.16 – 36.84	0.6	36	3	0.4	36
$36.85 – 39.30	2.3	39	3	1.3	39
We had approximately $205.2 million of total unrecognized compensation costs related to stock options, nonvested stock and nonvested stock units at March 31, 2011 that is expected to be recognized over a weighted-average period of 2 years.
We received cash of $119.6 million, $79.1 million and $92.2 million for the exercise of stock options during fiscal 2011, 2010 and 2009, respectively. Cash was not used to settle any equity instruments previously granted. We issue shares from treasury stock upon the exercise of stock options and upon the vesting of nonvested stock units.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-based compensation expense as recorded in our consolidated statements of operations is summarized as follows:

	Year Ended March 31,
	2011	2010	2009
	(In millions)
Cost of license revenue	$3.4	$2.5	$1.6
Cost of maintenance revenue	9.8	7.9	9.3
Cost of professional services revenue	5.1	3.9	3.2
Selling and marketing expenses	35.1	31.6	28.8
Research and development expenses	10.5	10.1	12.9
General and administrative expenses	42.6	32.9	26.2

Total share-based compensation expense	106.5	88.9	82.0
Income tax benefit	(27.3)	(27.2)	(25.2)

Total share-based compensation expense after taxes	$79.2	$61.7	$56.8

(10) Retirement Plans
We sponsor a 401(k) plan that is available to substantially all United States employees. The plan provides for an employer match element with annual per-employee limitations that we have changed and may change from time to time. The costs of our matching contributions amounted to $16.4 million, $14.5 million and $13.1 million during fiscal 2011, 2010 and 2009, respectively. Employees become 100% vested in the employer match contributions upon reaching two years of service from date of hire.
We also sponsor a non-qualified deferred compensation plan for certain eligible employees. At March 31, 2011 and 2010, $18.5 million and $17.4 million, respectively, is included in other long-term liabilities, with a corresponding amount included in long-term investments, related to obligations under this plan and related investments held by us. Employees participating in this plan receive distributions of their respective balances based on predetermined payout schedules or other events, as defined by the plan.
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

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our basic and diluted EPS computations for fiscal 2011, 2010 and 2009:

	Year Ended March 31,
	2011	2010	2009
	(In millions, except per share data)
Basic earnings per share:
Net earnings	$456.2	$406.1	$238.1
Less earnings allocated to participating securities	(0.3)	(0.8)	(1.1)

Net earnings allocated to common shares	$455.9	$405.3	$237.0

Weighted average number of common shares outstanding	178.7	183.1	187.1

Basic earnings per share	$2.55	$2.21	$1.27

Diluted earnings per share:
Net earnings	$456.2	$406.1	$238.1
Less earnings allocated to participating securities	(0.3)	(0.8)	(1.1)

Net earnings allocated to common shares	$455.9	$405.3	$237.0

Weighted average number of common shares outstanding	178.7	183.1	187.1
Incremental shares from assumed conversions of share-based awards	3.7	3.7	3.1

Adjusted weighted average number of common shares outstanding	182.4	186.8	190.2

Diluted earnings per share	$2.50	$2.17	$1.25

For the years ended March 31, 2011, 2010 and 2009, 1.4 million, 5.2 million and 10.5 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive.
Treasury Stock
Our Board of Directors has authorized a total of $4.0 billion to repurchase common stock. During fiscal 2011, 2010 and 2009, we repurchased 10.6 million, 7.5 million and 10.7 million shares, respectively, for $439.0 million, $275.1 million and $330.0 million, respectively, under these authorizations. At March 31, 2011, approximately $630.7 million remains authorized in the stock repurchase program, which does not have an expiration date. In addition, during fiscal 2011, 2010 and 2009, we repurchased 0.6 million, 0.4 million shares and 0.4 million shares, respectively, for $25.1 million, $13.0 million and $16.2 million, respectively, to satisfy employee tax withholding obligations upon the vesting of share-based awards.
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
We also had outstanding letters of credit, performance bonds and similar instruments at March 31, 2011 of approximately $44.2 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.
Historically, we have not incurred significant costs related to such indemnifications, warranties and guarantees. As such, and based on other factors, no provision or accrual for these items has been made.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Commitments
We lease office space and equipment under various non-cancelable operating leases. Rent expense is recognized on a straight-line basis over the respective lease terms and amounted to $53.0 million, $48.1 million and $57.5 million during fiscal 2011, 2010 and 2009, respectively.
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
The following table summarizes future minimum lease payments to be made under non-cancelable operating leases and minimum sublease payments to be received under non-cancelable subleases at March 31, 2011:

Year Ending
March 31,
(In millions)
2012	$40.6
2013	32.8
2014	26.7
2015	15.4
2016	5.6
2017 and thereafter	9.1

Total minimum lease payments	130.2
Total minimum sublease payments	(11.3)

Total net minimum lease payments	$118.9

We have procured certain equipment under non-cancelable capital lease arrangements. The current and long-term portions of these capital lease obligations, which are included in accrued liabilities and long-term borrowings, respectively, in our consolidated balance sheets, were $7.4 million and $13.9 million, respectively, at March 31, 2011, and $7.2 million and $8.0 million, respectively, at March 31, 2010. At March 31, 2011, future minimum payments to be made under these capital leases are $8.0 million, $6.7 million, $6.4 million and $1.3 million in fiscal 2012, 2013, 2014 and 2015, respectively.
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

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Segment performance is measured based on segment operating income, reflecting segment revenue less direct and allocated indirect segment operating expenses. Direct segment operating expenses primarily include cost of revenue, selling and marketing, research and development and general and administrative expenses that can be specifically identified to a particular segment and are directly controllable by segment management, while allocated indirect segment operating expenses primarily include indirect costs within these operating expense categories that are not specifically identified to a particular segment or controllable by segment management. The indirect operating expenses are allocated to the segments based on budgeted bookings, revenue and other allocation methods that management believes to be reasonable. Our measure of segment operating income does not include the effect of share-based compensation expenses, amortization of acquired technology and other intangible assets, the write-off of purchased IPR&D or the costs associated with severance, exit costs and related charges, which are collectively included in unallocated operating expenses below. Assets and liabilities are reviewed by management at the consolidated level only.
The following tables summarize segment performance for fiscal 2011, 2010 and 2009:

	Enterprise	Mainframe
	Service	Service
Year Ended March 31, 2011	Management	Management	Consolidated
		(In millions)
Revenue:
License	$550.9	$313.6	$864.5
Maintenance	551.5	472.7	1,024.2
Professional services	176.6	—	176.6

Total revenue	1,279.0	786.3	2,065.3
Direct and allocated indirect segment operating expenses:	998.8	333.8	1,332.6

Segment operating income	280.2	452.5	732.7

Unallocated operating expenses			(199.9)
Other loss, net			(1.5)

Earnings before income taxes			$531.3

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Enterprise	Mainframe
	Service	Service
Year Ended March 31, 2010	Management	Management	Consolidated
		(In millions)
Revenue:
License	$462.2	$296.2	$758.4
Maintenance	550.9	472.8	1,023.7
Professional services	129.1	—	129.1

Total revenue	1,142.2	769.0	1,911.2
Direct and allocated indirect segment operating expenses:	902.2	334.5	1,236.7

Segment operating income	240.0	434.5	674.5

Unallocated operating expenses			(168.4)
Other loss, net			(1.9)

Earnings before income taxes			$504.2

	Enterprise	Mainframe
	Service	Service
Year Ended March 31, 2009	Management	Management	Consolidated
		(In millions)
Revenue:
License	$434.9	$274.8	$709.7
Maintenance	547.3	470.5	1,017.8
Professional services	144.4	—	144.4

Total revenue	1,126.6	745.3	1,871.9
Direct and allocated indirect segment operating expenses:	938.0	321.6	1,259.6

Segment operating income	188.6	423.7	612.3

Unallocated operating expenses			(244.5)
Other loss, net			(3.9)

Earnings before income taxes			$363.9

Revenue from external customers and long-lived assets (excluding financial instruments and deferred tax assets) attributed to the United States, our corporate headquarters, and all other countries are:

	Year Ended March 31,
	2011	2010	2009
		(In millions)
Revenue:
United States	$1,063.1	$1,011.5	$980.0
International	1,002.2	899.7	891.9

	$2,065.3	$1,911.2	$1,871.9

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At March 31,
	2011	2010
	(In millions)
Long-lived assets:
United States	$1,143.6	$1,125.3
International	725.7	701.0

	$1,869.3	$1,826.3

We do business with customers in a broad range of industries, including significant business with financial service providers, government agencies and service providers. Our ten largest customers comprised 15% or less of our total revenue in each of fiscal 2011, 2010 and 2009 and represented various industries. No single customer accounted for a material portion of our revenue during any of the past three fiscal years. At March 31, 2011 and 2010, approximately 46% and 42%, respectively, of our cash, cash equivalents and investments was held by our international subsidiaries.
(14) Severance, Exit Costs and Related Charges
We have undertaken various restructuring and process improvement initiatives in recent years through the realignment of resources to focus on growth areas and the simplification, standardization and automation of key business processes. These process and realignment initiatives include workforce reductions across all functions and geographies, and the affected employees were, or will be, provided cash separation packages. As part of these initiatives, we have also exited certain leases, reduced the square footage required to operate certain locations and relocated some operations to lower cost facilities. During fiscal 2009, as a result of these initiatives, we identified for termination approximately 140 employees.
Additionally, as a result of economic conditions, we undertook a general workforce reduction of approximately 80 and 380 employees during fiscal 2010 and 2009, respectively. This general reduction was across all functions and geographies, and the affected employees were provided cash separation packages.
Activity related to the above initiatives during fiscal 2011, 2010 and 2009 is summarized as follows:

	Balance at	Charged	Adjustments	Foreign		Cash Payments,	Balance at
	April 1,	to	to	Currency Exchange		Net of Sublease	March 31,
	2010	Expense	Estimates	Adjustments	Accretion	Income	2011
				(In millions)
Facilities costs	$1.3	$3.7	$0.2	$—	$—	$(2.2)	$3.0
Severance and related costs	0.9	10.4	—	0.2	—	(7.6)	3.9

Total accrued	$2.2	$14.1	$0.2	$0.2	$—	$(9.8)	$6.9

	Balance at	Charged	Adjustments	Foreign		Cash Payments,	Balance at
	April 1,	to	to	Currency Exchange		Net of Sublease	March 31,
	2009	Expense	Estimates	Adjustments	Accretion	Income	2010
				(In millions)
Process and realignment initiatives:
Severance and related costs	$1.2	$0.2	$(0.6)	$—	$—	$(0.8)	$—
Facilities costs	7.7	0.5	(0.3)	(0.1)	0.1	(6.6)	1.3

	8.9	0.7	(0.9)	(0.1)	0.1	(7.4)	1.3

General workforce reduction:
Severance and related costs	7.6	4.9	(1.7)	0.3	—	(10.2)	0.9

Total accrued	$16.5	$5.6	$(2.6)	$0.2	$0.1	$(17.6)	$2.2

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at	Charged	Adjustments	Foreign		Cash Payments,	Balance at
	April 1,	to	to	Currency Exchange		Net of Sublease	March 31,
	2008	Expense	Estimates	Adjustments	Accretion	Income	2009
				(In millions)
Process and realignment initiatives:
Severance and related costs	$8.6	$12.3	$(3.6)	$(0.6)	$—	$(15.5)	$1.2
Facilities costs	7.6	6.0	(0.4)	—	0.3	(5.8)	7.7

	16.2	18.3	(4.0)	(0.6)	0.3	(21.3)	8.9

General workforce reduction:
Severance and related costs	—	20.3	(1.1)	0.1	—	(11.7)	7.6

Total accrued	$16.2	$38.6	$(5.1)	$(0.5)	$0.3	$(33.0)	$16.5

The accruals for severance and related costs at March 31, 2011 represent the amounts to be paid to employees that have been terminated or identified for termination as a result of the initiatives described above. These amounts are expected to be paid during fiscal 2012. We continue to review the impact of these actions and will determine if, based on future operating results, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.
The accruals for facilities costs at March 31, 2011 represent the remaining fair value of lease obligations for exited locations, as determined at the cease-use dates or lease modification dates of those facilities, net of estimated sublease income that could be reasonably obtained in the future, and will be paid out over the remaining lease terms, the last of which ends in fiscal 2016. Projected sublease income is based on management’s estimates, which are subject to change. We may incur additional facilities charges subsequent to March 31, 2011 as a result of the initiatives described above. Accretion, representing the increase in the present value of facilities accruals over time, is included in our operating expenses.
(15) New Accounting Pronouncements Not Yet Adopted
In December 2010, the FASB issued updated guidance for intangible assets, specifically related to the goodwill impairment test. This guidance requires entities to perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired in situations where reporting units have a carrying value that is zero or negative. If the qualitative evaluation determines it is more likely than not that goodwill is impaired, step two of the goodwill impairment test is required to be performed to measure the amount of impairment, if any. The new guidance is effective for us beginning in fiscal 2012 and is not expected to have a material effect on our financial position, results of operations or cash flows.
In October 2009, the FASB issued new revenue recognition guidance for arrangements that include both software and non-software related deliverables, where certain of those deliverables are non-software related. This guidance requires entities to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of VSOE or other third party evidence of the selling price. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for us in the first quarter of fiscal 2012 interim financial statements, and is not expected to have a material effect on our financial position, results of operations or cash flows.
(16) Quarterly Results (Unaudited)
The following table sets forth certain unaudited quarterly financial data for fiscal 2011 and 2010. This information has been prepared on the same basis as the accompanying consolidated financial statements and all necessary adjustments have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the accompanying consolidated financial statements and notes thereto.

BMC SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal 2011				Fiscal 2010
	Quarter Ended				Quarter Ended
	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2010	2010	2010	2011	2009	2009	2009	2010
	(In millions, except per share data)
Total revenue	$460.9	$502.3	$539.9	$562.2	$450.0	$461.8	$508.1	$491.3
Gross profit	$352.6	$391.6	$409.0	$428.5	$351.4	$366.8	$403.7	$378.1
Operating income	$108.1	$143.5	$139.4	$141.8	$108.2	$134.8	$147.6	$115.5
Net earnings	$92.8	$131.8	$109.1	$122.5	$82.4	$94.2	$110.7	$118.8

Basic EPS	$0.51	$0.74	$0.61	$0.69	$0.45	$0.51	$0.60	$0.65

Diluted EPS	$0.50	$0.73	$0.60	$0.67	$0.44	$0.50	$0.59	$0.64

Shares used in computing basic EPS	180.3	178.3	178.2	178.1	184.3	183.5	182.8	182.0

Shares used in computing diluted EPS	183.8	181.4	182.3	182.3	187.9	187.0	186.5	185.7

We recorded net tax benefits related to the settlement of certain tax matters of $14.0 million, $18.0 million and $25.2 million during the quarters ended June 30, 2010, September 30, 2010 and March 31, 2011, respectively, and $30.0 million during the quarter ended March 31, 2010 as further discussed in Note 8.
(17) Subsequent Event
In April 2011, we acquired all of the outstanding capital stock of Coradiant Inc., a provider of end-user experience and web application performance monitoring solutions, for cash consideration of approximately $125 million, net of cash acquired.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC SOFTWARE, INC.

By:	/s/ ROBERT E. BEAUCHAMP Robert E. Beauchamp
Chairman of the Board, President and
Chief Executive Officer
Date: May 5, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT E. BEAUCHAMP Robert E. Beauchamp	Chairman of the Board, President and Chief Executive Officer	May 5, 2011

/s/ STEPHEN B. SOLCHER Stephen B. Solcher	Senior Vice President and Chief Financial Officer	May 5, 2011

/s/ T. CORY BLEUER T. Cory Bleuer	Vice President, Controller and Chief Accounting Officer	May 5, 2011

/s/ JON E. BARFIELD Jon E. Barfield	Director	May 5, 2011

/s/ GARY L. BLOOM Gary L. Bloom	Director	May 5, 2011

/s/ MELDON K. GAFNER Meldon K. Gafner	Director	May 5, 2011

/s/ MARK J. HAWKINS Mark J. Hawkins	Director	May 5, 2011

/s/ STEPHAN A. JAMES Stephan A. James	Director	May 5, 2011

/s/ P. THOMAS JENKINS P. Thomas Jenkins	Director	May 5, 2011

/s/ LOUIS J. LAVIGNE, JR. Louis J. Lavigne, Jr.	Director	May 5, 2011

/s/ KATHLEEN A. O’NEIL Kathleen A. O’Neil	Director	May 5, 2011

/s/ TOM C. TINSLEY Tom C. Tinsley	Director	May 5, 2011

Exhibit
Number

3.1		—	Restated Certificate of Incorporation, as amended, of the Company; incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

3.2		—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed November 12, 2010.

4.1		—	Indenture, dated at June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 4, 2008.

4.2		—	Supplemental Indenture, dated at June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee, including the form of the 7.25% Note due 2018; incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 4, 2008.

10.1	(a)	—	BMC Software, Inc. 1994 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.1	(b)	—	Second Amendment to the BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.1(b) to our Annual Report on Form 10-K for the year ended March 31, 2009 (the 2009 10-K).

Exhibit
Number

10.2	(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to our Annual Report on Form 10-K for the year ended March 31, 1995 (the 1995 10-K).

10.2	(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

10.3		—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

10.4		—	BMC Software, Inc. 2000 Employee Stock Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.5		—	Amended and Restated BMC Software, Inc. Executive Deferred Compensation Plan; incorporated by reference to Exhibit 10.5(d) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.6		—	Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed November 24, 2008.

10.7		—	BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to our 2002 Proxy Statement filed with the SEC on Schedule 14A.

10.8		—	BMC Software, Inc. 2002 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.9		—	BMC Software, Inc. Short-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.10		—	BMC Software, Inc. Long-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.11		—	Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed November 24, 2008.

10.12		—	BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.5 to the BladeLogic, Inc. Registration Statement on Form S-1 (Registration No. 333-141915).

10.13		—	First Amendment to BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.34(b) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.14		—	Executive Employment Agreement between BMC Software, Inc. and Denise M. Clolery; incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

Exhibit
Number

10.15	—	Form of Stock Option Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.19 to the 2009 10-K.

10.16	—	Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on June 12, 2006.

10.17	—	Form of Restricted Stock Unit Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.21 to the 2009 10-K.

10.18	—	Executive Employment Agreement between BMC Software, Inc. and William Miller; incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.19	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.20	—	Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.21	—	Form of Time-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.22	—	Executive Employment Agreement between BMC Software, Inc. and Hollie S. Castro; incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.23	—	Form of Performance-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.28 to our Current Report on Form 8-K filed June 12, 2008.

10.24	—	Form of Time-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.29 to our Current Report on Form 8-K filed June 12, 2008.

10.25	—	Performance-Based Restricted Stock Unit Award Agreement for Robert E. Beauchamp; incorporated by reference to Exhibit 10.30 to our Current Report on Form 8-K filed August 20, 2008.

10.26	—	BMC Software, Inc. 2007 Incentive Plan (as amended); incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A dated June 24, 2009.

Exhibit
Number

10.27	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.34 to our Current Report on Form 8-K filed May 3, 2010.

10.28	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K filed May 3, 2010.

10.29	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and William D. Miller; incorporated by reference to Exhibit 10.38 to our Current Report on Form 8-K filed May 3, 2010.

10.30	—
Form of Performance-based market stock unit award agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.41 to our Current Report on Form 8-K filed December 9, 2010.

10.31	—	Credit Agreement Dated as of November 30, 2010; incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*31.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*32.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Document.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith