Form 10-Q
period 2011-06-30
BMC SOFTWARE INC
filed 2011-07-28
CIK 835729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2011, there were 175,521,000 outstanding shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.
QUARTER ENDED JUNE 30, 2011
INDEX

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2011 (Unaudited) and March 31, 2011	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the quarters ended June 30, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the quarters ended June 30, 2011 and 2010 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	31

Signatures	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	June 30, 2011	March 31, 2011
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,582.9	$1,660.9
Short-term investments	31.9	27.8
Trade accounts receivable, net	176.2	284.1
Trade finance receivables, net	99.0	112.6
Deferred tax assets	64.1	65.1
Other current assets	109.2	116.9

Total current assets	2,063.3	2,267.4
Property and equipment, net	90.9	94.2
Software development costs, net	201.9	193.8
Long-term investments	64.1	67.8
Long-term trade finance receivables, net	132.8	110.8
Intangible assets, net	136.6	100.9
Goodwill	1,511.6	1,407.0
Other long-term assets	236.5	243.5

Total assets	$4,437.7	$4,485.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$33.3	$30.8
Finance payables	1.0	16.6
Accrued liabilities	204.0	316.0
Deferred revenue	1,065.8	1,026.9

Total current liabilities	1,304.1	1,390.3
Long-term deferred revenue	1,002.7	928.6
Long-term borrowings	333.9	335.6
Other long-term liabilities	163.3	168.0

Total liabilities	2,804.0	2,822.5

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	1,099.2	1,077.4
Retained earnings	2,940.9	2,845.2
Accumulated other comprehensive income	40.1	32.0

	4,082.7	3,957.1
Treasury stock, at cost (73.6 and 71.9 shares)	(2,449.0)	(2,294.2)

Total stockholders’ equity	1,633.7	1,662.9

Total liabilities and stockholders’ equity	$4,437.7	$4,485.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Quarter Ended June 30,
	2011	2010
Revenue:
License	$189.5	$171.2
Maintenance	264.6	253.8
Professional services	48.3	35.9

Total revenue	502.4	460.9

Operating expenses:
Cost of license revenue	38.3	31.9
Cost of maintenance revenue	43.8	40.7
Cost of professional services revenue	47.4	37.0
Selling and marketing expenses	144.7	142.1
Research and development expenses	44.7	38.5
General and administrative expenses	58.6	54.2
Amortization of intangible assets	9.8	8.4

Total operating expenses	387.3	352.8

Operating income	115.1	108.1

Other income (loss), net:
Interest and other income, net	3.8	0.6
Interest expense	(5.5)	(5.1)
Gain (loss) on investments, net	0.1	(1.0)

Total other income (loss), net	(1.6)	(5.5)

Earnings before income taxes	113.5	102.6
Provision for income taxes	17.8	9.8

Net earnings	$95.7	$92.8

Basic earnings per share	$0.54	$0.51

Diluted earnings per share	$0.53	$0.50

Shares used in computing basic earnings per share	176.3	180.3

Shares used in computing diluted earnings per share	180.6	183.8

Comprehensive income:
Net earnings	$95.7	$92.8
Net changes in accumulated comprehensive income (net of tax):
Foreign currency translation adjustment	8.3	(18.8)
Unrealized gain (loss) on available-for-sale securities	(0.2)	0.7

Total comprehensive income	$103.8	$74.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$95.7	$92.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53.5	44.7
Deferred income tax provision (benefit)	(3.2)	6.1
Share-based compensation expense	30.8	25.1
Loss (gain) on investments, net and other	(0.2)	1.0
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	111.1	43.3
Trade finance receivables	(7.7)	95.6
Prepaid and other current assets	4.0	—
Other long-term assets	3.3	2.0
Accrued and other current liabilities	(116.2)	(107.9)
Deferred revenue	109.8	(18.0)
Other long-term liabilities	(4.1)	(18.8)
Other operating assets and liabilities	(15.4)	1.5

Net cash provided by operating activities	261.4	167.4

Cash flows from investing activities:
Proceeds from maturities of investments	5.0	50.0
Proceeds from sales of investments	1.2	18.4
Purchases of investments	(6.7)	(1.9)
Cash paid for acquisitions, net of cash acquired	(145.9)	—
Capitalization of software development costs	(28.8)	(30.1)
Purchases of property and equipment	(3.0)	(5.0)
Other investing activities	—	1.0

Net cash provided by (used in) investing activities	(178.2)	32.4

Cash flows from financing activities:
Treasury stock acquired	(180.5)	(149.0)
Repurchases of stock to satisfy employee tax withholding obligations	(21.7)	(10.7)
Proceeds from stock options exercised and other	26.4	11.2
Excess tax benefit from share-based compensation expense	11.6	2.9
Repayments of borrowings and capital lease obligations	(2.6)	(3.0)

Net cash used in financing activities	(166.8)	(148.6)

Effect of exchange rate changes on cash and cash equivalents	5.6	(9.8)

Net change in cash and cash equivalents	(78.0)	41.4
Cash and cash equivalents, beginning of period	1,660.9	1,368.6

Cash and cash equivalents, end of period	$1,582.9	$1,410.0

Supplemental disclosure of cash flow information:
Cash paid for interest	$11.2	$11.2
Cash paid for income taxes, net of amounts refunded	$8.6	$38.6
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
Interim results are not necessarily indicative of results for a full year. Our results generally tend to be stronger in the third and fourth quarters of our fiscal year, as compared to the first and second quarters of our fiscal year. These financial statements should be read in conjunction with our annual audited consolidated financial statements for the fiscal year ended March 31, 2011, as filed with the SEC on Form 10-K.
Recently Adopted Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (FASB) issued updated guidance for intangible assets, specifically related to the annual goodwill impairment test. This guidance requires entities to perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired in situations where reporting units have a carrying value that is zero or negative. If the qualitative evaluation determines it is more likely than not that goodwill is impaired, step two of the goodwill impairment test is required to be performed to measure the amount of impairment, if any. The new guidance is effective for us beginning with our fiscal 2012 goodwill impairment test and is not expected to have a material effect on our financial position, results of operations or cash flows.
In October 2009, the FASB issued new revenue recognition guidance for arrangements that include both software and non-software related deliverables. This guidance requires entities to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence (VSOE) or other third party evidence of the selling price. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance was effective for us in the first quarter of fiscal 2012 and did not have a material effect on our financial position, results of operations or cash flows.
(2) Business Combinations
In April 2011, we acquired all of the outstanding shares of Coradiant Inc. (Coradiant), a global provider of end-to-end performance management of web applications, for total cash consideration of $130.0 million. Coradiant’s operating results have been included in our condensed consolidated financial statements since the acquisition date. This acquisition expands BMC’s current application performance management offering to provide real-time insight into application performance and its impact on user behavior across enterprise, software-as-a-service (SaaS) and cloud environments. The purchase consideration was preliminarily allocated to acquired assets and assumed liabilities consisting primarily of $18.1 million of acquired technology and $22.7 million of customer relationships, both with a weighted average economic life of three years, in addition to other tangible assets and liabilities. This acquisition resulted in a preliminary allocation of $93.2 million to goodwill assigned to our Enterprise Service Management (ESM) segment. Factors that contributed to a purchase price that resulted in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future Coradiant technology, support personnel to provide maintenance services related to Coradiant products and a trained sales force capable of selling current and future Coradiant products and the opportunity to cross-sell our products and Coradiant products to existing customers.
In June 2011, we also completed the acquisitions of Aeroprise, Inc. (Aeroprise), a provider of mobile IT service management solutions, as part of our ESM segment, and Neon Enterprise Software, LLC’s (Neon) portfolio of IMS solution software as part of our Mainframe Service Management (MSM) segment, for combined purchase consideration of $21.0 million. The purchase consideration was preliminarily allocated to acquired assets and assumed liabilities consisting primarily of $17.3 million of acquired technology, with weighted average economic lives of approximately three years, in addition to other tangible assets and liabilities. These acquisitions resulted in a preliminary allocation of $7.6 million to goodwill assigned to our ESM segment.

We are in the process of finalizing our assessment of the fair value of acquired intangible assets and will adjust the purchase price allocations when finalized.
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
The fair values of our financial instruments were determined using the following input levels and valuation techniques:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active		Significant
		Markets for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs	Valuation
June 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)	Technique
	(In millions)
Assets
Cash equivalents
Money-market funds	$783.1	$783.1	$—	$—	A
Certificates of deposit	81.5	81.5	—	—	A
Short-term and long-term investments
United States Treasury securities	49.9	49.9	—	—	A
Auction rate securities	26.8	—	—	26.8	B
Mutual funds	19.3	19.3	—	—	A
Foreign currency forward contracts	1.5	—	1.5	—	A

Total	$962.1	$933.8	$1.5	$26.8

Liabilities
Foreign currency forward contracts	$(2.7)	$—	$(2.7)	$—	A

Total	$(2.7)	$—	$(2.7)	$—

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

The following table summarizes the activity in Level 3 financial instruments for the quarters ended June 30, 2011 and 2010:

	Quarter Ended June 30, 2011			Quarter Ended June 30, 2010
	Auction			Auction
	Rate	Put		Rate	Put
	Securities	Option	Total	Securities	Option	Total
	(In millions)
Balance at the beginning of the period	$27.2	$—	$27.2	$60.5	$1.1	$61.6
Redemption of auction rate securities	(0.2)	—	(0.2)	(16.2)	—	(16.2)
Change in unrealized gain (loss) included in interest and other income, net	—	—	—	0.2	(0.2)	—
Change in unrealized gain (loss) included in other comprehensive income	(0.2)	—	(0.2)	0.7	—	0.7

Balance at the end of the period	$26.8	$—	$26.8	$45.2	$0.9	$46.1

Investments
Our cash, cash equivalents and investments were comprised of the following:

	June 30, 2011			March 31, 2011
	Cash and			Cash and
	Cash	Short-term	Long-term	Cash	Short-term	Long-term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
	(In millions)
Measured at fair value:
Available-for-sale
United States Treasury securities	$—	$31.9	$18.0	$525.0	$27.8	$22.1
Certificates of deposit	81.5	—	—	38.4	—	—
Auction rate securities	—	—	26.8	—	—	27.2
Trading
Mutual funds	—	—	19.3	—	—	18.5

Total debt and equity investments measured at fair value	81.5	31.9	64.1	563.4	27.8	67.8

Cash on hand	718.3	—	—	412.8	—	—
Money-market funds	783.1	—	—	684.7	—	—

Total cash, cash equivalents and investments	$1,582.9	$31.9	$64.1	$1,660.9	$27.8	$67.8

Amounts included in accumulated other comprehensive income from available- for-sale securities (pre-tax):
Unrealized losses*	$—	$—	$2.8	$—	$—	$2.6

*	The unrealized losses on available-for-sale securities at June 30, 2011 and March 31, 2011 relate to the auction rate securities.

The following summarizes the underlying contractual maturities of our available-for-sale investments in debt securities at June 30, 2011:

		Fair
	Cost	Value
	(In millions)
Due in one year or less	$113.4	$113.4
Due between one and two years	18.0	18.0
Due after ten years	29.6	26.8

Total	$161.0	$158.2

At June 30, 2011 and March 31, 2011, we held auction rate securities with a par value of $29.6 million and $29.8 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $26.8 million and $27.2 million at June 30, 2011 and March 31, 2011, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities and the put option discussed below using internally developed models of the expected cash flows of the securities which incorporate assumptions about the expected cash flows of the underlying student loans and estimates of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. During the quarters ended June 30, 2011 and 2010, issuers redeemed available-for-sale holdings of $0.2 million and $10.8 million, respectively, and trading holdings of $5.4 million during the quarter ended June 30, 2010.
In November 2008, we entered into a put agreement with a bank from which we acquired certain auction rate securities. On July 1, 2010, we exercised our right under this agreement to put the remaining securities subject to this agreement, with $11.2 million par value, to the bank. The auction rate securities subject to the put were classified as short-term investments and trading securities and, accordingly, any changes in the fair value of these securities were recognized in earnings. In addition, we elected the option under GAAP to record the put option at fair value. The fair value adjustments to these auction rate securities and the related put option, prior to the exercise of the put on July 1, 2010, resulted in minimal net impact to the condensed consolidated statement of operations for the quarter ended June 30, 2010.
The unrealized loss on our available-for-sale auction rate securities, which have a fair value of $26.8 million at June 30, 2011, was $2.8 million and was recorded in accumulated other comprehensive income as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and the likelihood we would be required to sell the investments before recovery of our cost basis. These available-for-sale auction rate securities have been in an unrealized loss position for greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities are classified as long-term investments at June 30, 2011 and March 31, 2011.
Derivative Financial Instruments
We operate globally and transact business in various foreign currencies. Our foreign currency exposures relate primarily to certain foreign currency denominated assets and liabilities, primarily non-U.S. dollar denominated accounts receivable, cash and intercompany balances held by U.S. dollar functional currency entities. To minimize the risk from changes in foreign currency exchange rates, we have established a program that utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Gains or losses on our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts entered into under this program. These foreign currency forward contracts generally have terms of one month or less and are generally entered into at the prevailing market exchange rate at the end of each month. We do not use forward contracts for speculative purposes. While these foreign currency forward contracts are utilized to hedge foreign currency exposures, they are not formally designated as hedges, and therefore, the changes in the fair values of these derivatives are recognized currently in earnings. We record these foreign currency forward contracts at fair value as either assets or liabilities depending on their net settlement position with each respective counterparty at the balance sheet date.

The fair value of our outstanding foreign currency forward contracts that closed in a gain position at June 30, 2011 and March 31, 2011 was $1.5 million and $5.8 million, respectively, and was recorded within other current assets in our condensed consolidated balance sheets. The fair value of our outstanding foreign currency forward contracts that closed in a loss position at June 30, 2011 and March 31, 2011 was $2.7 million and $3.3 million, respectively, and was recorded within accrued liabilities in our condensed consolidated balance sheets. The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

	Notional Amount
	June 30,	March 31,
	2011	2011
	(In millions)

Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)

Euro	$197.5	$158.5
Australian dollar	25.3	13.9
Brazilian real	13.2	5.6
British pound	9.3	5.0
Chinese yuan renminbi	8.8	7.6
New Zealand dollar	4.4	2.9
Swiss franc	3.9	1.5
South Korean won	3.8	4.6
Norwegian krone	3.6	2.0
Danish krone	3.6	3.0
Canadian dollar	—	4.2
Other	5.0	4.2

Total	$278.4	$213.0

Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)

Israeli shekel	$161.9	$151.6
Indian rupee	7.7	9.1
Mexican peso	6.2	9.3
Other	3.8	2.2

Total	$179.6	$172.2

Our use of foreign currency forward exchange contracts is intended to principally offset gains and losses associated with foreign currency exposures. Therefore, the notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances and currency denomination of monetary assets and liabilities maintained by our global entities. The effect of the foreign currency forward contracts for the quarters ended June 30, 2011 and 2010, was a loss of $3.7 million and a gain of $11.5 million, respectively, which, after including gains and losses on our foreign currency exposures, resulted in a net loss of $1.0 million and $2.2 million, respectively, recorded in interest and other income, net.
We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.
Trade Finance Receivables
A substantial portion of our trade finance receivables are transferred to financial institutions on a non-recourse basis. We utilize wholly-owned finance subsidiaries in these finance receivables transfers. These entities are consolidated into our financial position and results of operations. We account for such transfers as sales in accordance with applicable accounting rules pertaining to the transfer of financial assets and the sale of future revenue when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During the quarters ended June 30, 2011 and 2010, we transferred $11.1 million and $109.0 million, respectively, of such receivables through these programs. Finance receivables are typically transferred within several months after origination and the outstanding principal balance at the time of transfer typically approximates fair value.

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
For all regions and credit categories, a finance receivable will be specifically reserved once deemed uncollectible. As of June 30, 2011, we held $231.8 million of finance receivables, net of $0.3 million of specific receivables which have been fully reserved.
At June 30, 2011, our finance receivables balance, net of allowance, by region and by class of internal credit rating is as follows:

	North America	EMEA	Asia Pacific	Latin America	Total
	(In millions)
Class 1	$107.2	$38.8	$17.9	$0.5	$164.4
Class 2	24.1	34.8	2.2	1.5	62.6
Class 3	1.2	1.2	0.9	1.5	4.8

Balance at the end of the period	$132.5	$74.8	$21.0	$3.5	$231.8

Other Financial Instruments
The fair value of our senior unsecured notes due 2018 at June 30, 2011 and March 31, 2011, based on market prices, was $348.2 million and $348.9 million, respectively, compared to the carrying value of $298.8 million and $298.7 million, respectively.
The carrying values of all other financial instruments, consisting primarily of trade and finance receivables, accounts payable and other borrowings, approximate their respective fair values.
(4) Long-Term Borrowings
Long-term borrowings at June 30, 2011 and March 31, 2011 consisted of:

	June 30,	March 31,
	2011	2011
	(In millions)
Senior unsecured notes due 2018 (net of $1.2 million and $1.3 million of unamortized discount at June 30, 2011 and March 31, 2011, respectively)	$298.8	$298.7
Capital leases and other obligations	54.4	56.2

Total	353.2	354.9
Less current maturities of capital leases and other obligations (included in accrued liabilities)	(19.3)	(19.3)

Long-term borrowings	$333.9	$335.6

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC’s senior unsecured notes due 2018 (the Senior Notes), or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC’s Senior Notes, for interest periods of one, two, three or six months. As of June 30, 2011 and through July 27, 2011, we have not borrowed any funds under the Credit Facility.
At June 30, 2011, we were in compliance with all debt covenants.

(5) Income Taxes
Income tax expense was $17.8 million and $9.8 million for the quarters ended June 30, 2011 and 2010, respectively, resulting in effective tax rates of 15.7% and 9.6%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarters ended June 30, 2011 and 2010, the overall favorable effect of foreign tax rates on our effective tax rate was 12.0% and 10.7% of pre-tax earnings, respectively. During the quarters ended June 30, 2011 and 2010, we also recorded discrete net tax benefits of $6.2 million and $14.0 million, respectively, associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 5.5% and 13.7% of pre-tax earnings, respectively. Our effective tax rate could fluctuate on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates.
We file a federal income tax return in the United States as well as income tax returns in various local, state and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (IRS) through the tax year ended March 31, 2005. The IRS has completed the audit of our tax years ended March 31, 2006 and 2007 and all issues except one related to the year ended March 31, 2006 have been resolved. We received a Notice of Deficiency from the IRS related to this issue and in July 2011 filed a petition for hearing with the U.S. Tax Court. The IRS has completed its examination of our federal income tax return for the tax year ended March 31, 2008, and there were no un-agreed issues. In addition, certain tax years related to local, state and foreign jurisdictions remain subject to examination. To provide for potential tax exposures, we maintain a liability for unrecognized tax benefits which we believe is adequate.
(6) Share-Based Compensation
During the quarter ended June 30, 2011, we granted 1.4 million nonvested stock units at a weighted average grant price of $53.64 to our executive officers and non-executive employees, consisting of both time-based and market-based awards. Time-based nonvested stock units vest in annual increments over three years. Market-based nonvested stock units vest in 50% increments over two- and three-year periods upon achievement of certain targets related to our relative shareholder return as compared to the NASDAQ-100 Index over each performance period.
During the quarter ended June 30, 2011, we issued 0.9 million shares of common stock related to exercises of stock options and 1.2 million shares of common stock related to vesting of restricted stock units.
At June 30, 2011, we had approximately $244.6 million of total unrecognized compensation costs related to share-based awards that are expected to be recognized as expense over a remaining weighted-average period of two years.
Share-based compensation expense as recorded in our condensed consolidated statements of operations is summarized as follows:

	Quarter Ended June 30,
	2011	2010
	(In millions)
Cost of license revenue	$1.1	$0.8
Cost of maintenance revenue	3.5	2.3
Cost of professional services revenue	1.3	0.9
Selling and marketing expenses	9.1	8.7
Research and development expenses	2.9	2.1
General and administrative expenses	12.9	10.3

Total share-based compensation expense	$30.8	$25.1

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
The following table summarizes our basic and diluted EPS computations for the quarters ended June 30, 2011 and 2010:

	Quarter Ended June 30,
	2011	2010
	(In millions, except per share data)
Basic earnings per share:
Net earnings	$95.7	$92.8
Less earnings allocated to participating securities	—	(0.1)

Net earnings allocated to common shares	$95.7	$92.7

Weighted average number of common shares outstanding	176.3	180.3

Basic earnings per share	$0.54	$0.51

Diluted earnings per share:
Net earnings	$95.7	$92.8
Less earnings allocated to participating securities	—	(0.1)

Net earnings allocated to common shares	$95.7	$92.7

Weighted average number of common shares outstanding	176.3	180.3
Incremental shares from assumed conversions of share-based awards	4.3	3.5

Adjusted weighted average number of common shares outstanding	180.6	183.8

Diluted earnings per share	$0.53	$0.50

For the quarters ended June 30, 2011 and 2010, 0.3 million and 4.0 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive.
Treasury Stock
Our Board of Directors has authorized a total of $4.0 billion to repurchase common stock. During the quarter ended June 30, 2011, we repurchased 3.4 million shares for $180.5 million under the stock repurchase program. At June 30, 2011, approximately $450.2 million remains authorized in the stock repurchase program, which does not have an expiration date. In addition, during the quarter ended June 30, 2011, we repurchased 0.4 million shares for $21.7 million to satisfy employee tax withholding obligations upon the vesting of share-based awards.
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
We also had outstanding letters of credit, performance bonds and similar instruments at June 30, 2011 of approximately $37.1 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.
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
In December 2010, a lawsuit was filed against a number of software companies, including us, by Uniloc USA, Inc. and Uniloc Singapore Private Limited in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint seeks monetary damages in unspecified amounts and permanent injunction based upon claims for alleged patent infringement. While we intend to vigorously defend this matter, because it is in the early stages of discovery and involves a number of parties, we cannot predict the timing or ultimate outcome, nor estimate a range of loss, if any, for this matter.
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
We are currently litigating a matter in Brazilian courts as to whether a tax applies to the remittance of software payments from our Brazilian operations. In February 2007, a law was enacted that clarified that this particular tax did not apply to the remittance of software payments, retroactive to January 1, 2006. We continue to pursue a favorable resolution on this matter for years prior to January 1, 2006. While we believe we will ultimately prevail based on the merits of our position, if we do not, we could incur a charge of up to approximately $14 million; however, we cannot predict the timing or ultimate outcome of this matter.
We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Taking into account accruals recorded by us, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial position or results of operations.
(9) Segment Reporting
We are organized into two business segments, Enterprise Service Management (ESM) and Mainframe Service Management (MSM). The ESM segment derives its revenue from our service support, service assurance and service automation solutions, along with professional services revenue derived from consulting, implementation, integration and educational services related to our software products. The MSM segment derives its revenue from products for mainframe database management, monitoring and automation, middleware management, enterprise scheduling and output management solutions.
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

The following tables summarize segment performance for the quarters ended June 30, 2011 and 2010:

	Enterprise	Mainframe
	Service	Service
Quarter Ended June 30, 2011	Management	Management	Consolidated
	(In millions)

Revenue:
License	$118.5	$71.0	$189.5
Maintenance	141.2	123.4	264.6
Professional services	48.3	—	48.3

Total revenue	308.0	194.4	502.4
Direct and allocated indirect segment operating expenses:	248.6	83.3	331.9

Segment operating income	59.4	111.1	170.5

Unallocated operating expenses			(55.4)
Other loss, net			(1.6)

Earnings before income taxes			$113.5

	Enterprise	Mainframe
	Service	Service
Quarter Ended June 30, 2010	Management	Management	Consolidated
	(In millions)

Revenue:
License	$113.2	$58.0	$171.2
Maintenance	137.1	116.7	253.8
Professional services	35.9	—	35.9

Total revenue	286.2	174.7	460.9
Direct and allocated indirect segment operating expenses:	220.7	83.4	304.1

Segment operating income	65.5	91.3	156.8

Unallocated operating expenses			(48.7)
Other loss, net			(5.5)

Earnings before income taxes			$102.6

(10) New Accounting Pronouncements Not Yet Adopted
In May 2011, the FASB issued updated guidance for fair value measurements, primarily clarifying existing guidance and adding new disclosure requirements for Level 3 fair value measurements. This guidance requires entities to disclose quantitative information about the significant unobservable inputs used in Level 3 measurements, and to provide additional qualitative information regarding the valuation process in place for Level 3 measurements and the sensitivity of recurring Level 3 fair value measurements to changes in unobservable inputs used. This new guidance is effective for us beginning with our fourth quarter of fiscal 2012 and is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
It is important that this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) be read in conjunction with: (i) the attached unaudited condensed consolidated financial statements and notes thereto, (ii) the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2011, and (iii) our discussion of risks and uncertainties included within the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2011.
This MD&A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Numerous important factors, risks and uncertainties, including but not limited to those summarized under Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2011, affect our operating results and could cause our actual results, levels of activity, performance or achievement to differ materially from the results expressed or implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations.
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

Overview
We delivered solid year over year results in the first quarter of fiscal 2012. Most of our key financial measures increased year over year with the exception of ESM license bookings which remained relatively flat year over year and came in below our expectations. Select operating metrics for the quarter ended June 30, 2011 include:
•
Total bookings, which represent the contract value of new transactions that we closed and recorded during the quarter, were $615.4 million for the quarter, representing an increase of $172.5 million, or 38.9%, over the prior year quarter. Within the quarter, one large transaction generated total bookings of over $100 million, principally related to our MSM business.

•
Total license bookings were $192.5 million for the quarter, representing an increase of $57.6 million, or 42.7%, over the prior year quarter. During the quarter, we closed 31 transactions with license bookings over $1 million (with total license bookings of $122.1 million) compared to 19 transactions with license bookings over $1 million (with total license bookings of $64.2 million ) in the prior year quarter.

•
Within our ESM segment, where we believe performance is best evaluated on the basis of license bookings, total license bookings for the quarter were relatively flat as compared to the prior year quarter. Within our MSM segment, where we believe performance is best evaluated based on total and annualized bookings over a trailing twelve months basis, total bookings for the trailing twelve months ended on June 30, 2011 increased by $195.5 million, or 24.6%, and on an annualized basis, after normalizing for contract length, increased by $38.9 million, or 14.8%, as compared to the prior year period.

•
Total revenue for the quarter was $502.4 million, representing an increase of $41.5 million, or 9.0%, over the prior year quarter. The increase for the quarter was reflective of license, maintenance and professional services revenue increases of $18.3 million, or 10.7%, $10.8 million, or 4.3%, and $12.4 million, or 34.5%, respectively. On a segment basis, total ESM revenue for the quarter increased by $21.8 million, or 7.6%, and total MSM revenue increased by $19.7 million, or 11.3%, over the prior year quarter.

•
Operating income for the quarter was $115.1 million, representing an increase of $7.0 million, or 6.5%, over the prior year quarter. Non-GAAP operating income for the quarter was $170.5 million, representing an increase of $13.7 million, or 8.7%, over the prior year quarter.

•
Net earnings for the quarter were $95.7 million, representing an increase of $2.9 million, or 3.1%, over the prior year quarter. Non-GAAP net earnings for the quarter were $129.3 million, representing an increase of $15.7 million, or 13.8%, over the prior year quarter.

•
Diluted earnings per share for the quarter was $0.53, representing an increase of $0.03 per share, or 6.0%, over the prior year quarter. Non-GAAP diluted earnings per share was $0.72, representing an increase of $0.10 per share, or 16.1%, over the prior year quarter.

•
Cash flows from operations for the quarter ended June 30, 2011 were $261.4 million, representing an increase of $94.0 million, or 56.2%, over the prior year quarter. We closed out the quarter with a strong balance sheet at June 30, 2011, including $1.7 billion in cash, cash equivalents and investments and $2.1 billion in deferred revenue.

We continue to invest in our technology leadership, including in the areas of cloud computing, virtualization and software-as-a-service (SaaS). In addition to our ongoing product development efforts, we consummated three strategic acquisitions across both our ESM and MSM segments during the quarter ended June 30, 2011. In our ESM segment, we acquired Coradiant Inc. (Coradiant), which enhances our capabilities in application performance management across enterprise, SaaS and cloud environments, and Aeroprise, Inc. (Aeroprise), which expands our on-premise and SaaS IT Service Management offerings by adding mobility capabilities. Lastly, we completed the purchase of Neon Enterprise Software, LLC’s (Neon) IMS software portfolio which will be integrated with our current IMS offerings to enhance our customer value proposition within our MSM segment.
We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter ended June 30, 2011, we repurchased 3.4 million shares for a total value of $180.5 million.
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

	Percentage of Total Revenue for the
	Quarter Ended June 30,
	2011	2010
Revenue:
License	37.7%	37.1%
Maintenance	52.7%	55.1%
Professional services	9.6%	7.8%
Total revenue	100.0%	100.0%
Operating expenses:
Cost of license revenue	7.6%	6.9%
Cost of maintenance revenue	8.7%	8.8%
Cost of professional services revenue	9.4%	8.0%
Selling and marketing expenses	28.8%	30.8%
Research and development expenses	8.9%	8.4%
General and administrative expenses	11.7%	11.8%
Amortization of intangible assets	2.0%	1.8%
Total operating expenses	77.1%	76.5%
Operating income	22.9%	23.5%
Other loss, net	(0.3)%	(1.2)%
Earnings before income taxes	22.6%	22.3%
Provision for income taxes	3.5%	2.1%
Net earnings	19.0%	20.1%
Revenue
The following table provides information regarding software license and software maintenance revenue for the quarters ended June 30, 2011 and 2010:

	Quarter Ended June 30,
Software License Revenue	2011	2010	% Change
	(In millions)
Enterprise Service Management	$118.5	$113.2	4.7%
Mainframe Service Management	71.0	58.0	22.4%

Total software license revenue	$189.5	$171.2	10.7%

	Quarter Ended June 30,
Software Maintenance Revenue	2011	2010	% Change
	(In millions)
Enterprise Service Management	$141.2	$137.1	3.0%
Mainframe Service Management	123.4	116.7	5.7%

Total software maintenance revenue	$264.6	$253.8	4.3%

	Quarter Ended June 30,
Total Software Revenue	2011	2010	% Change
	(In millions)
Enterprise Service Management	$259.7	$250.3	3.8%
Mainframe Service Management	194.4	174.7	11.3%

Total software revenue	$454.1	$425.0	6.8%

Software License Revenue
License revenue for the quarter ended June 30, 2011 was $189.5 million, an increase of $18.3 million, or 10.7%, over the prior year quarter. This increase was attributable to increases in our ESM and MSM segment license revenues, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $10.0 million for the quarter ended June 30, 2011 as compared to the prior year quarter. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 45% in the current quarter as compared to 56% in the prior year quarter.
ESM license revenue was $118.5 million, or 62.5%, of our total license revenue for the quarter ended June 30, 2011, and $113.2 million, or 66.1%, of our total license revenue for the quarter ended June 30, 2010. ESM license revenue for the quarter ended June 30, 2011 increased by $5.3 million, or 4.7%, over the prior year quarter. This increase is primarily due to an increase in the recognition of previously deferred license revenue, along with an increase in the amount of upfront license revenue recognized in connection with new transactions.
MSM license revenue was $71.0 million, or 37.5%, of our total license revenue for the quarter ended June 30, 2011, and $58.0 million, or 33.9%, of our total license revenue for the quarter ended June 30, 2010. MSM license revenue for the quarter ended June 30, 2011 increased by $13.0 million, or 22.4%, over the prior year quarter. This increase is primarily due to an increase in the amount of upfront license revenue recognized in connection with new transactions, along with an increase in the recognition of previously deferred license revenue.
Deferred License Revenue
For the quarters ended June 30, 2011 and 2010, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended June 30,
	2011	2010
	(In millions)
Deferrals of license revenue	$106.1	$58.8
Recognition from deferred license revenue	(104.3)	(94.3)
Impact of foreign currency exchange rate changes	1.2	(0.8)

Net increase (decrease) in deferred license revenue	$3.0	$(36.3)

Deferred license revenue balance at end of period	$689.1	$587.9
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

Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable. At June 30, 2011, the deferred license revenue balance was $689.1 million. Estimated future recognition from deferred license revenue at June 30, 2011 is (in millions):

Remainder of fiscal 2012	$264.4
Fiscal 2013	211.5
Fiscal 2014 and thereafter	213.2

$689.1

Software Maintenance Revenue
Maintenance revenue for the quarter ended June 30, 2011 was $264.6 million, an increase of $10.8 million, or 4.3%, over the prior year quarter, due to increases in both ESM and MSM maintenance revenue, as discussed below.
ESM maintenance revenue was $141.2 million, or 53.4%, of our total maintenance revenue for the quarter ended June 30, 2011 and $137.1 million, or 54.0%, of our total maintenance revenue for the quarter ended June 30, 2010. ESM maintenance revenue for the quarter ended June 30, 2011 increased by $4.1 million, or 3.0%, over the prior year quarter.
MSM maintenance revenue was $123.4 million, or 46.6%, of our total maintenance revenue for the quarter ended June 30, 2011 and $116.7 million, or 46.0%, of our total maintenance revenue for the quarter ended June 30, 2010. MSM maintenance revenue for the quarter ended June 30, 2011 increased by $6.7 million, or 5.7%, over the prior year quarter.
Deferred Maintenance Revenue
At June 30, 2011, the deferred maintenance revenue balance was $1.3 billion. Estimated future recognition from deferred maintenance revenue at June 30, 2011 is (in millions):

Remainder of fiscal 2012	$590.3
Fiscal 2013	402.6
Fiscal 2014 and thereafter	350.9

$1,343.8

Domestic vs. International Revenue

	Quarter Ended June 30,
	2011	2010	% Change
	(In millions)
License:
Domestic	$85.3	$87.6	(2.6)%
International	104.2	83.6	24.6%

Total license revenue	189.5	171.2	10.7%

Maintenance:
Domestic	141.6	139.8	1.3%
International	123.0	114.0	7.9%

Total maintenance revenue	264.6	253.8	4.3%

Professional services:
Domestic	21.8	17.7	23.2%
International	26.5	18.2	45.6%

Total professional services revenue	48.3	35.9	34.5%

Total domestic revenue	248.7	245.1	1.5%
Total international revenue	253.7	215.8	17.6%

Total revenue	$502.4	$460.9	9.0%

We estimate that the effect of foreign currency exchange rate fluctuations on our international revenue resulted in an approximate $9.1 million increase in revenue for the quarter ended June 30, 2011 as compared to the prior year quarter, on a constant currency basis.
Domestic License Revenue
Domestic license revenue was $85.3 million, or 45.0%, of our total license revenue for the quarter ended June 30, 2011, and $87.6 million, or 51.2%, of our total license revenue for the quarter ended June 30, 2010. Domestic license revenue for the quarter ended June 30, 2011 decreased by $2.3 million, or 2.6%, from the prior year quarter, due to a $5.0 million decrease in ESM license revenue, offset by a $2.7 million increase in MSM license revenue.
International License Revenue
International license revenue was $104.2 million, or 55.0%, of our total license revenue for the quarter ended June 30, 2011 and $83.6 million or 48.8%, of our total license revenue for the quarter ended June 30, 2010.
International license revenue for the quarter ended June 30, 2011 increased by $20.6 million, or 24.6%, over the prior year quarter, due to a $10.3 million increase in ESM license revenue and a $10.3 million increase in MSM license revenue. The ESM license revenue increase was attributable to increases of $6.2 million and $3.4 million in our Europe, Middle East and Africa (EMEA) and Asia Pacific markets, respectively, and a combined net increase of $0.7 million in our other international markets. The MSM license revenue increase was attributable to increases of $5.5 million and $3.6 million in our EMEA and Latin America markets, respectively, and a combined net increase of $1.2 million in our other international markets.
Domestic Maintenance Revenue
Domestic maintenance revenue was $141.6 million, or 53.5%, of our total maintenance revenue for the quarter ended June 30, 2011 and $139.8 million, or 55.1%, of our total maintenance revenue for the quarter ended June 30, 2010. Domestic maintenance revenue for the quarter ended June 30, 2011 increased by $1.8 million, or 1.3%, over the prior year quarter, due to a $1.8 million increase in ESM maintenance revenue. MSM maintenance revenue remained relatively flat as compared to the prior year quarter.
International Maintenance Revenue
International maintenance revenue was $123.0 million, or 46.5%, of our total maintenance revenue for the quarter ended June 30, 2011 and $114.0 million, or 44.9%, of our total maintenance revenue for the quarter ended June 30, 2010.
International maintenance revenue for the quarter ended June 30, 2011 increased by $9.0 million, or 7.9%, over the prior year quarter, due to a $2.3 million increase in ESM maintenance revenue and a $6.7 million increase in MSM maintenance revenue. The ESM maintenance revenue increase was attributable to an increase of $1.6 million in our Asia Pacific market and a combined net increase of $0.7 million in our other international markets. The MSM maintenance revenue increase was attributable to increases of $3.0 million and $2.7 million in our EMEA and Latin America markets, respectively, and a combined net increase of $1.0 million in our other international markets.
Professional Services Revenue
Professional services revenue for the quarter ended June 30, 2011 increased by $12.4 million, or 34.5%, over the prior year quarter, which is reflective of a $4.1 million, or 23.2%, increase in domestic professional services revenue and an $8.3 million, or 45.6%, increase in international professional services revenue. These increases were attributable primarily to increases in implementation, consulting and education services revenue period over period, principally due to the expansion of our ESM business including increased demand for cloud implementation.

Operating Expenses

	Quarter Ended June 30,
	2011	2010	% Change
	(In millions)
Cost of license revenue	$38.3	$31.9	20.1%
Cost of maintenance revenue	43.8	40.7	7.6%
Cost of professional services revenue	47.4	37.0	28.1%
Selling and marketing expenses	144.7	142.1	1.8%
Research and development expenses	44.7	38.5	16.1%
General and administrative expenses	58.6	54.2	8.1%
Amortization of intangible assets	9.8	8.4	16.7%

Total operating expenses	$387.3	$352.8	9.8%

We estimate that the effect of foreign currency exchange rate fluctuations on our international operating expenses resulted in an approximate $12.3 million reduction in operating expenses for the quarter ended June 30, 2011 as compared to the prior year quarter, on a constant currency basis.
Cost of License Revenue
Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For the quarters ended June 30, 2011 and 2010, cost of license revenue was $38.3 million, or 7.6%, and $31.9 million, or 6.9%, of total revenue, respectively, and 20.2% and 18.6% of license revenue, respectively.
Cost of license revenue for the quarter ended June 30, 2011 increased by $6.4 million, or 20.1%, over the prior year quarter. This increase was attributable primarily to a $5.8 million increase in the amortization of capitalized software development costs.
Cost of Maintenance Revenue
Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the quarters ended June 30, 2011 and 2010, cost of maintenance revenue was $43.8 million, or 8.7%, and $40.7 million, or 8.8%, of total revenue, respectively, and 16.6% and 16.0% of maintenance revenue, respectively.
Cost of maintenance revenue for the quarter ended June 30, 2011 increased by $3.1 million, or 7.6%, over the prior year quarter. This increase was attributable primarily to a $1.6 million increase in third party maintenance outsourcing costs and a $1.2 million increase in share-based compensation expense.
Cost of Professional Services Revenue
Cost of professional services revenue consists primarily of salaries, related personnel costs and third party fees associated with implementation, consulting and education services that we provide to our customers and the related infrastructure to support this business. For the quarters ended June 30, 2011 and 2010, cost of professional services revenue was $47.4 million, or 9.4%, and $37.0 million, or 8.0%, of total revenue, respectively, and 98.1% and 103.1% of professional services revenue, respectively.
Cost of professional services revenue for the quarter ended June 30, 2011 increased by $10.4 million, or 28.1%, over the prior year quarter. This increase was attributable to a $6.1 million increase in third party subcontracting fees, a $3.0 million increase in professional services enablement personnel costs and a $1.3 million net increase in other expenses, commensurate with increases in professional services revenue.

Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarters ended June 30, 2011 and 2010, selling and marketing expenses were $144.7 million, or 28.8%, and $142.1 million, or 30.8%, of total revenue, respectively.
Selling and marketing expenses for the quarter ended June 30, 2011 increased by $2.6 million, or 1.8%, over the prior year quarter. This increase was attributable to a $2.3 million increase in sales personnel costs, principally due to an increase in variable compensation expense as a result of increased revenue, and a $2.1 million increase in marketing campaign expenditures, offset by a $1.8 million net decrease in other expenses.
Research and Development Expenses
Research and development expenses consist primarily of salaries and personnel costs (including third party subcontracting fees) related to software developers and development support personnel, including product management, software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For the quarters ended June 30, 2011 and 2010, research and development expenses were $44.7 million, or 8.9%, and $38.5 million, or 8.4%, of total revenue, respectively.
Research and development expenses for the quarter ended June 30, 2011 increased by $6.2 million, or 16.1%, over the prior year quarter. This increase was attributable primarily to a $5.6 million increase in research and development personnel and related costs, including third party subcontracting fees.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. For the quarters ended June 30, 2011 and 2010, general and administrative expenses were $58.6 million, or 11.7%, and $54.2 million, or 11.8%, of total revenue, respectively.
General and administrative expenses for the quarter ended June 30, 2011 increased by $4.4 million, or 8.1%, over the prior year quarter. This increase was attributable to a $3.1 million increase in personnel costs and a $1.3 million net increase in other expenses.
Amortization of Intangible Assets
Amortization of intangible assets consists of the amortization of customer relationships and other intangible assets recorded in connection with our business combinations. For the quarters ended June 30, 2011 and 2010, amortization of intangible assets was $9.8 million and $8.4 million, respectively.
Amortization of intangible assets for the quarter ended June 30, 2011 increased by $1.4 million, or 16.7%, over the prior year quarter. This increase was attributable primarily to amortization associated with intangible assets acquired in connection with our fiscal 2011 and 2012 acquisitions, offset by a reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized.
Other Income (Loss), Net
Other income (loss), net, consists primarily of interest earned, realized gains and losses on investments and interest expense on our senior unsecured notes due 2018 and capital leases.
Other income (loss), net, for the quarters ended June 30, 2011 and 2010, was a loss of $1.6 million and $5.5 million, respectively. This change was attributable primarily to a $1.7 million increase in interest income, a $1.1 million improvement in net gains (losses) on investments and a $1.2 million decrease in net foreign currency losses as compared to the prior year quarter.

Income Taxes
Income tax expense was $17.8 million and $9.8 million for the quarters ended June 30, 2011 and 2010, respectively, resulting in effective tax rates of 15.7% and 9.6%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarters ended June 30, 2011 and 2010, the overall favorable effect of foreign tax rates on our effective tax rate was 12.0% and 10.7% of pre-tax earnings, respectively. During the quarters ended June 30, 2011 and 2010, we also recorded discrete net tax benefits of $6.2 million and $14.0 million, respectively, associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 5.5% and 13.7% of pre-tax earnings, respectively. Our effective tax rate could fluctuate on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates.
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

For a detailed explanation of the adjustments made to comparable GAAP financial measures, the reasons why management uses these measures and the usefulness of these measures, see items (1) — (5) below.

	Quarter Ended June 30,
	2011	2010
	(In millions)
Operating income:
GAAP operating income	$115.1	$108.1
Share-based compensation expense (1)	30.8	25.1
Amortization of intangible assets (2)	22.5	20.6
Severance, exit costs and related charges (3)	2.1	3.0

Non-GAAP operating income	$170.5	$156.8

	Quarter Ended June 30,
	2011	2010
	(In millions)
Net earnings:
GAAP net earnings	$95.7	$92.8
Share-based compensation expense (1)	30.8	25.1
Amortization of intangible assets (2)	22.5	20.6
Severance, exit costs and related charges (3)	2.1	3.0
Provision for income taxes on above pre-tax non-GAAP adjustments (4)	(15.6)	(13.9)
Certain discrete tax items (5)	(6.2)	(14.0)

Non-GAAP net earnings	$129.3	$113.6

	Quarter Ended June 30,
	2011	2010
Diluted earnings per share*:
GAAP diluted earnings per share	$0.53	$0.50
Share-based compensation expense (1)	0.17	0.14
Amortization of intangible assets (2)	0.12	0.11
Severance, exit costs and related charges (3)	0.01	0.02
Provision for income taxes on above pre-tax non-GAAP adjustments (4)	(0.09)	(0.08)
Certain discrete tax items (5)	(0.03)	(0.08)

Non-GAAP diluted earnings per share*	$0.72	$0.62

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

(5)
Certain discrete tax items. Our non-GAAP financial measures exclude net tax benefits of $6.2 million and $14.0 million in the quarters ended June 30, 2011 and 2010, respectively, associated with tax authority settlements related to prior years’ tax matters. Management excludes the impact of these items in evaluating our performance. Therefore, we exclude these items when presenting non-GAAP financial measures.

Liquidity and Capital Resources
At June 30, 2011, we had $1.7 billion in cash, cash equivalents and investments, approximately 52.7% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $513.0 million of earnings that we have determined will be invested indefinitely in those operations. If such earnings were to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements. We also had outstanding letters of credit, performance bonds and similar instruments at June 30, 2011 of approximately $37.1 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.
At June 30, 2011 and March 31, 2011, we held auction rate securities with a par value of $29.6 million and $29.8 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $26.8 million and $27.2 million at June 30, 2011 and March 31, 2011, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Based on our current ability to access cash and other short-term investments, our expected operating cash flows and other sources of cash that we expect to be available, we do not anticipate that the lack of liquidity of these investments will have a material impact on our business strategy, financial condition, results of operations or cash flows. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. During the quarters ended June 30, 2011 and 2010, issuers redeemed available-for-sale holdings of $0.2 million and $10.8 million, respectively, and trading holdings of $5.4 million for the quarter ended June 30, 2010.
In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC’s senior unsecured notes due 2018 (the Senior Notes), or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC’s Senior Notes, for interest periods of one, two, three or six months. As of June 30, 2011 and through July 27, 2011, we have not borrowed any funds under the Credit Facility.
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

Our cash flows for the quarters ended June 30, 2011 and 2010 were:

	Quarter Ended June 30,
	2011	2010
	(In millions)
Net cash provided by operating activities	$261.4	$167.4
Net cash provided by (used in) investing activities	(178.2)	32.4
Net cash used in financing activities	(166.8)	(148.6)
Effect of exchange rate changes on cash and cash equivalents	5.6	(9.8)

Net change in cash and cash equivalents	$(78.0)	$41.4

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities for the quarter ended June 30, 2011 increased by $94.0 million over the prior year period, attributable to an increase in net earnings before non-cash expenses (principally depreciation and amortization and share-based compensation expense) and the net impact of working capital changes.
Cash Flows from Investing Activities
Net cash used in investing activities for the quarter ended June 30, 2011 was $178.2 million compared to net cash provided by investing activities of $32.4 million for the quarter ended June 30, 2010. This difference was attributable primarily to an increase in cash expended for our acquisitions of Coradiant, Aeroprise and Neon’s IMS software portfolio and a decrease in proceeds from the sales and maturities of investments.
Cash Flows from Financing Activities
Net cash used in financing activities for the quarter ended June 30, 2011 increased by $18.2 million over the prior year period. This increase was attributable primarily to an increase in treasury stock acquired, offset primarily by an increase in proceeds from stock option exercises.
Treasury Stock Purchases
Our Board of Directors has authorized a total of $4.0 billion to repurchase common stock. During the quarter ended June 30, 2011, we purchased 3.4 million shares for $180.5 million. From the inception of the stock repurchase authorization through June 30, 2011, we have purchased 136.2 million shares for $3.5 billion. At June 30, 2011, there was $450.2 million remaining in the stock repurchase program, which does not have an expiration date. In addition, during the quarter ended June 30, 2011, we repurchased 0.4 million shares for $21.7 million to satisfy employee tax withholding obligations upon the vesting of share-based awards. The repurchase of stock will continue to be funded primarily with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds below for a monthly detail of treasury stock purchases for the quarter ended June 30, 2011.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, share-based compensation, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended March 31, 2011 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the quarter ended June 30, 2011.

Recently Adopted Accounting Pronouncements
In December 2010, the FASB issued updated guidance for intangible assets, specifically related to the annual goodwill impairment test. This guidance requires entities to perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired in situations where reporting units have a carrying value that is zero or negative. If the qualitative evaluation determines it is more likely than not that goodwill is impaired, step two of the goodwill impairment test is required to be performed to measure the amount of impairment, if any. The new guidance is effective for us beginning with our fiscal 2012 goodwill impairment test and is not expected to have a material effect on our financial position, results of operations or cash flows.
In October 2009, the FASB issued new revenue recognition guidance for arrangements that include both software and non-software related deliverables. This guidance requires entities to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of VSOE or other third party evidence of the selling price. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance was effective for us in the first quarter of fiscal 2012 and did not have a material effect on our financial position, results of operations or cash flows.
New Accounting Pronouncements Not Yet Adopted
In May 2011, the FASB issued updated guidance for fair value measurements, primarily clarifying existing guidance and adding new disclosure requirements for Level 3 fair value measurements. This guidance requires entities to disclose quantitative information about the significant unobservable inputs used in Level 3 measurements, and to provide additional qualitative information regarding the valuation process in place for Level 3 measurements and the sensitivity of recurring Level 3 fair value measurements to changes in unobservable inputs used. This new guidance is effective for us beginning with our fourth quarter of fiscal 2012 and is not expected to have a material effect on our financial position, results of operations or cash flows.
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
We are exposed to a variety of risks, including foreign currency exchange rate fluctuations, the impact of changes in interest rates on our investments and long-term borrowings and changes in market prices of our debt and equity securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign currency exchange rate risk management strategy or our portfolio management strategy subsequent to March 31, 2011; therefore, the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our Annual Report on Form 10-K for the year ended March 31, 2011.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
There are no items that require disclosure under this item.

Item 1A.	Risk Factors
There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased (1)	Share	Program (2)	Program (2)	the Program (2)
April 1 - 30, 2011	415,326	$50.29	414,760	$20,858,333	$609,862,770
May 1 - 31, 2011	2,058,030	$53.55	1,990,172	106,579,590	$503,283,180
June 1 - 30, 2011	1,340,402	$53.23	996,789	53,062,029	$450,221,151

Total	3,813,758	$53.06	3,401,721	$180,499,952	$450,221,151

(1)	Includes 412,037 shares of our common stock withheld by us to satisfy employee tax withholding obligations.

(2)
Our Board of Directors has authorized a total of $4.0 billion to repurchase common stock. At June 30, 2011, approximately $450.2 million remains authorized in this stock repurchase program and the program does not have an expiration date.

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

BMC SOFTWARE, INC.
July 27, 2011	By:	/s/ ROBERT E. BEAUCHAMP
Robert E. Beauchamp
Chairman of the Board, President and Chief Executive Officer

July 27, 2011	By:	/s/ STEPHEN B. SOLCHER
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