Form 10-Q
period 2011-09-30
BMC SOFTWARE INC
filed 2011-10-27
CIK 835729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 21, 2011, there were 170,198,000 outstanding shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.
QUARTER ENDED SEPTEMBER 30, 2011
INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets at September 30, 2011 (Unaudited) and March 31, 2011	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the quarters and six months ended September 30, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	36

Signatures	37

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	September 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,459.7	$1,660.9
Short-term investments	30.9	27.8
Trade accounts receivable, net	219.6	284.1
Trade finance receivables, net	52.5	112.6
Deferred tax assets	58.1	65.1
Other current assets	112.3	116.9

Total current assets	1,933.1	2,267.4
Property and equipment, net	86.3	94.2
Software development costs, net	214.1	193.8
Long-term investments	61.9	67.8
Long-term trade finance receivables, net	59.0	110.8
Intangible assets, net	109.1	100.9
Goodwill	1,503.3	1,407.0
Other long-term assets	222.8	243.5

Total assets	$4,189.6	$4,485.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$32.1	$30.8
Finance payables	0.4	16.6
Accrued liabilities	256.6	316.0
Deferred revenue	990.5	1,026.9

Total current liabilities	1,279.6	1,390.3
Long-term deferred revenue	903.7	928.6
Long-term borrowings	336.9	335.6
Other long-term liabilities	146.2	168.0

Total liabilities	2,666.4	2,822.5

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	1,131.8	1,077.4
Retained earnings	3,055.4	2,845.2
Accumulated other comprehensive income (loss)	(2.1)	32.0

	4,187.6	3,957.1
Treasury stock, at cost (78.5 and 71.9 shares)	(2,664.4)	(2,294.2)

Total stockholders’ equity	1,523.2	1,662.9

Total liabilities and stockholders’ equity	$4,189.6	$4,485.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
License	$229.7	$208.1	$419.2	$379.3
Maintenance	270.5	252.5	535.1	506.3
Professional services	56.5	41.7	104.8	77.6

Total revenue	556.7	502.3	1,059.1	963.2

Operating expenses:
Cost of license revenue	39.3	30.8	77.6	62.7
Cost of maintenance revenue	49.5	39.9	93.3	80.6
Cost of professional services revenue	53.2	40.3	100.6	77.3
Selling and marketing expenses	153.5	143.2	298.2	285.3
Research and development expenses	38.3	43.4	83.0	81.9
General and administrative expenses	51.0	52.8	109.6	107.0
Amortization of intangible assets	10.9	8.4	20.7	16.8

Total operating expenses	395.7	358.8	783.0	711.6

Operating income	161.0	143.5	276.1	251.6

Other income (loss), net:
Interest and other income, net	2.6	3.8	6.4	4.4
Interest expense	(5.2)	(4.7)	(10.7)	(9.8)
Gain (loss) on investments, net	(2.2)	1.2	(2.1)	0.2

Total other income (loss), net	(4.8)	0.3	(6.4)	(5.2)

Earnings before income taxes	156.2	143.8	269.7	246.4
Provision for income taxes	41.5	12.0	59.3	21.8

Net earnings	$114.7	$131.8	$210.4	$224.6

Basic earnings per share	$0.66	$0.74	$1.20	$1.26

Diluted earnings per share	$0.65	$0.73	$1.18	$1.24

Shares used in computing basic earnings per share	173.0	178.3	174.7	177.9

Shares used in computing diluted earnings per share	176.0	181.4	178.3	181.2

Net earnings	$114.7	$131.8	$210.4	$224.6
Other comprehensive income (net of tax):
Foreign currency translation adjustment	(41.5)	25.5	(33.3)	6.8
Unrealized loss on available-for-sale securities	(0.7)	(0.7)	(0.8)	(0.1)

Total other comprehensive income (loss)	(42.2)	24.8	(34.1)	6.7

Total comprehensive income	$72.5	$156.6	$176.3	$231.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$210.4	$224.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	111.4	92.8
Deferred income tax provision (benefit)	(3.5)	7.6
Share-based compensation expense	61.6	51.0
Loss (gain) on investments, net and other	3.9	(0.2)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	65.7	(3.0)
Trade finance receivables	109.7	91.4
Prepaid and other current assets	0.7	(6.9)
Other long-term assets	12.7	1.9
Accrued and other current liabilities	(63.7)	(67.1)
Deferred revenue	(64.5)	(67.5)
Other long-term liabilities	(9.0)	(28.8)
Other operating assets and liabilities	(12.3)	(1.3)

Net cash provided by operating activities	423.1	294.5

Cash flows from investing activities:
Proceeds from maturities of investments	15.5	50.0
Proceeds from sales of investments	3.3	31.6
Purchases of investments	(18.9)	(3.8)
Cash paid for acquisitions, net of cash acquired	(148.9)	—
Capitalization of software development costs	(62.8)	(57.8)
Purchases of property and equipment	(10.0)	(13.1)
Other investing activities	—	1.0

Net cash provided by (used in) investing activities	(221.8)	7.9

Cash flows from financing activities:
Treasury stock acquired	(405.5)	(224.0)
Repurchases of stock to satisfy employee tax withholding obligations	(23.0)	(11.8)
Proceeds from stock options exercised and other	37.1	38.2
Excess tax benefit from share-based compensation expense	12.6	5.9
Repayments of borrowings and capital lease obligations	(4.7)	(6.0)

Net cash used in financing activities	(383.5)	(197.7)

Effect of exchange rate changes on cash and cash equivalents	(19.0)	4.2

Net change in cash and cash equivalents	(201.2)	108.9
Cash and cash equivalents, beginning of period	1,660.9	1,368.6

Cash and cash equivalents, end of period	$1,459.7	$1,477.5

Supplemental disclosure of cash flow information:
Cash paid for interest	$11.6	$11.5
Cash paid for income taxes, net of amounts refunded	$13.5	$42.6
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
Recently Adopted Accounting Pronouncements
In December 2010 and in September 2011, the Financial Accounting Standards Board (FASB) issued updated guidance relating to the annual goodwill impairment test. This new guidance incorporates additional qualitative assessments at two discrete points in the goodwill impairment evaluation. First, entities are now permitted to perform an initial qualitative assessment of whether it is more likely than not that goodwill is impaired in order to determine the need to perform the previously required two-step impairment test. This new guidance has been early adopted by us and will be applied for our fiscal 2012 annual goodwill impairment test. Additionally, as part of step one of the two-step impairment test, entities are required to perform a qualitative assessment of whether it is more likely than not that goodwill is impaired in situations where reporting units have a carrying value that is zero or negative. If the qualitative evaluation determines that it is more likely than not that goodwill is impaired, step two of the goodwill impairment test is required to be performed to determine the amount of impairment, if any. This guidance is effective for us beginning with our fiscal 2012 goodwill impairment test. Neither set of guidance is expected to have a material effect on our financial position, results of operations or cash flows.
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
(2) Business Combinations
In April 2011, we acquired all of the outstanding shares of Coradiant Inc. (Coradiant), a global provider of end-to-end performance management of web applications, for total cash consideration of $130.0 million. Coradiant’s operating results have been included in our condensed consolidated financial statements since the acquisition date. This acquisition expands BMC’s current application performance management offering to provide real-time insight into application performance and its impact on user behavior across enterprise, software-as-a-service (SaaS) and cloud environments. The purchase consideration was allocated to acquired assets and assumed liabilities consisting primarily of $18.1 million of acquired technology and $22.7 million of customer relationships, both with a weighted average economic life of three years, in addition to other tangible assets and liabilities. This acquisition resulted in a preliminary allocation of $93.2 million to goodwill assigned to our Enterprise Service Management (ESM) segment. Factors that contributed to a purchase price that resulted in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future Coradiant technology, support personnel to provide maintenance services related to Coradiant products and a trained sales force capable of selling current and future Coradiant products and the opportunity to cross-sell our products and Coradiant products to existing customers.

In June 2011, we also completed the acquisitions of Aeroprise, Inc. (Aeroprise), a provider of mobile IT service management solutions, as part of our ESM segment, and Neon Enterprise Software, LLC’s (Neon) portfolio of IMS solution software as part of our Mainframe Service Management (MSM) segment, for combined purchase consideration of $21.0 million. The purchase consideration was allocated to acquired assets and assumed liabilities consisting primarily of $11.2 million of acquired technology, with weighted average economic lives of approximately three years, in addition to other tangible assets and liabilities. These acquisitions resulted in an allocation of $7.7 million to goodwill assigned to our ESM segment and $6.0 million assigned to our MSM segment.
We are in the process of finalizing our assessment of the fair value of certain acquired assets and assumed liabilities for the above acquisitions, principally related to tax loss carryforwards and other deferred tax attributes, and will adjust the purchase price allocations when finalized.
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
The fair values of our financial instruments were determined using the following input levels and valuation techniques:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active		Significant
		Markets for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs	Valuation
September 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)	Technique
	(In millions)
Assets
Cash equivalents
Money-market funds	$503.1	$503.1	$—	$—	A
Certificates of deposit	61.5	61.5	—	—	A
Short-term and long-term investments
United States Treasury securities	50.0	50.0	—	—	A
Auction rate securities	25.6	—	—	25.6	B
Mutual funds	17.2	17.2	—	—	A
Foreign currency forward contracts	11.8	—	11.8	—	A

Total	$669.2	$631.8	$11.8	$25.6

Liabilities
Foreign currency forward contracts	$(8.6)	$—	$(8.6)	$—	A

Total	$(8.6)	$—	$(8.6)	$—

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

The following tables summarize the activity in Level 3 financial instruments for the quarters and six months ended September 30, 2011 and 2010, respectively:

	Quarter Ended			Six Months Ended
	September 30, 2011			September 30, 2011
	Auction			Auction
	Rate	Put		Rate	Put
	Securities	Option	Total	Securities	Option	Total
	(In millions)
Balance at the beginning of the period	$26.8	$—	$26.8	$27.2	$—	$27.2
Redemption of auction rate securities	(0.2)	—	(0.2)	(0.4)	—	(0.4)
Change in unrealized gain (loss) included in other comprehensive income	(1.0)	—	(1.0)	(1.2)	—	(1.2)

Balance at the end of the period	$25.6	$—	$25.6	$25.6	$—	$25.6

	Quarter Ended			Six Months Ended
	September 30, 2010			September 30, 2010
	Auction			Auction
	Rate	Put		Rate	Put
	Securities	Option	Total	Securities	Option	Total
	(In millions)
Balance at the beginning of the period	$45.2	$0.9	$46.1	$60.5	$1.1	$61.6
Redemption of auction rate securities	(11.4)	—	(11.4)	(27.5)	—	(27.5)
Change in unrealized gain (loss) included in interest and other income, net	0.9	(0.9)	—	1.1	(1.1)	—
Change in unrealized gain (loss) included in other comprehensive income	(0.8)	—	(0.8)	(0.2)	—	(0.2)

Balance at the end of the period	$33.9	$—	$33.9	$33.9	$—	$33.9

Investments
Our cash, cash equivalents and investments were comprised of the following:

	September 30, 2011			March 31, 2011
	Cash and			Cash and
	Cash	Short-term	Long-term	Cash	Short-term	Long-term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
	(In millions)
Measured at fair value:
Available-for-sale
United States Treasury securities	$—	$30.9	$19.1	$525.0	$27.8	$22.1
Certificates of deposit	61.5	—	—	38.4	—	—
Auction rate securities	—	—	25.6	—	—	27.2
Trading
Mutual funds	—	—	17.2	—	—	18.5

Total debt and equity investments measured at fair value	61.5	30.9	61.9	563.4	27.8	67.8

Cash on hand	895.1	—	—	412.8	—	—
Money-market funds	503.1	—	—	684.7	—	—

Total cash, cash equivalents and investments	$1,459.7	$30.9	$61.9	$1,660.9	$27.8	$67.8

Amounts included in accumulated other comprehensive income from available- for-sale securities (pre-tax):
Unrealized losses*	$—	$—	$3.8	$—	$—	$2.6

*	The unrealized losses on available-for-sale securities at September 30, 2011 and March 31, 2011 relate to the auction rate securities.
The following summarizes the underlying contractual maturities of our available-for-sale investments in debt securities at September 30, 2011:

		Fair
	Cost	Value
	(In millions)
Due in one year or less	$92.4	$92.4
Due between one and two years	19.1	19.1
Due after ten years	29.4	25.6

Total	$140.9	$137.1

At September 30, 2011 and March 31, 2011, we held auction rate securities with a par value of $29.4 million and $29.8 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $25.6 million and $27.2 million at September 30, 2011 and March 31, 2011, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities and the put option discussed below using internally developed models of the expected cash flows of the securities which incorporate assumptions about the expected cash flows of the underlying student loans and estimates of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. During the quarter and six months ended September 30, 2011, issuers redeemed available-for-sale holdings of $0.2 million and $0.4 million, respectively. During the quarter and six months ended September 30, 2010, issuers redeemed available-for-sale holdings of $0.2 million and $10.9 million, respectively, and trading holdings of $5.4 million during the six months ended September 30, 2010.

In November 2008, we entered into a put agreement with a bank from which we acquired certain auction rate securities. On July 1, 2010, we exercised our right under this agreement to put the remaining securities subject to this agreement, with $11.2 million par value, to the bank. The auction rate securities subject to the put were classified as short-term investments and trading securities and, accordingly, any changes in the fair value of these securities were recognized in earnings. In addition, we elected the option under GAAP to record the put option at fair value. The fair value adjustments to these auction rate securities and the related put option, prior to the exercise of the put on July 1, 2010, resulted in minimal net impact to the condensed consolidated statement of operations for the quarter and six months ended September 30, 2010.
The unrealized loss on our available-for-sale auction rate securities, which have a fair value of $25.6 million at September 30, 2011, was $3.8 million and was recorded in accumulated other comprehensive income (loss) as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and the likelihood we would be required to sell the investments before recovery of our cost basis. These available-for-sale auction rate securities have been in an unrealized loss position for greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities are classified as long-term investments at September 30, 2011 and March 31, 2011.
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

The fair value of our outstanding foreign currency forward contracts that closed in a gain position at September 30, 2011 and March 31, 2011 was $11.8 million and $5.8 million, respectively, and was recorded within other current assets in our condensed consolidated balance sheets. The fair value of our outstanding foreign currency forward contracts that closed in a loss position at September 30, 2011 and March 31, 2011 was $8.6 million and $3.3 million, respectively, and was recorded within accrued liabilities in our condensed consolidated balance sheets. The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

	Notional Amount
	September 30,	March 31,
	2011	2011
	(In millions)
Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)

Euro	$140.7	$158.5
Australian dollar	32.6	13.9
British pound	15.6	5.0
Chinese yuan renminbi	9.8	7.6
New Zealand dollar	5.0	2.9
Swiss franc	4.5	1.5
Danish krone	3.7	3.0
South Korean won	3.0	4.6
Norwegian krone	2.9	2.0
Brazilian real	2.5	5.6
Canadian dollar	—	4.2
Other	6.3	4.2

Total	$226.6	$213.0

Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)

Israeli shekel	$118.4	$151.6
Indian rupee	11.7	9.1
Mexican peso	4.6	9.3
Other	3.0	2.2

Total	$137.7	$172.2

Our use of foreign currency forward exchange contracts is intended to principally offset gains and losses associated with foreign currency exposures. Therefore, the notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances and currency denomination of monetary assets and liabilities maintained by our global entities. The effect of the foreign currency forward contracts for the quarter and six months ended September 30, 2011, was a loss of $2.3 million and $6.0 million, respectively, which, after including gains and losses on our foreign currency exposures, resulted in net losses of $0.9 million and $1.9 million, respectively, recorded in interest and other income, net. The effect of the foreign currency forward contracts for the quarter and six months ended September 30, 2010, was a loss of $4.9 million and a gain of $6.6 million, respectively, which, after including gains and losses on our foreign currency exposures, resulted in net losses of $0.4 million and $2.6 million, respectively, recorded in interest and other income, net.
We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.
Trade Finance Receivables
A substantial portion of our trade finance receivables are transferred to financial institutions on a non-recourse basis. We utilize wholly-owned finance subsidiaries in these finance receivables transfers. These entities are consolidated into our financial position and results of operations. We account for such transfers as sales in accordance with applicable accounting rules pertaining to the transfer of financial assets and the sale of future revenue when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During the quarter and six months ended September 30, 2011, we transferred $147.8 million and $159.0 million, respectively, of such receivables through these programs. During the quarter and six months ended September 30, 2010, we transferred $20.0 million and $129.0 million, respectively, of such receivables through these programs. Finance receivables are typically transferred within several months after origination and the outstanding principal balance at the time of transfer typically approximates fair value.

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
For all regions and credit categories, a finance receivable will be specifically reserved once deemed uncollectible. As of September 30, 2011, we held $111.5 million of finance receivables, net of $0.3 million of specific receivables which have been fully reserved.
At September 30, 2011, our finance receivables balance, net of allowance, by region and by class of internal credit rating is as follows:

	North America	EMEA	Asia Pacific	Latin America	Total
	(In millions)
Class 1	$48.0	$26.9	$9.9	$—	$84.8
Class 2	11.6	7.3	2.5	1.2	22.6
Class 3	1.1	0.8	0.7	1.5	4.1

Balance at the end of the period	$60.7	$35.0	$13.1	$2.7	$111.5

Other Financial Instruments
The fair value of our senior unsecured notes due 2018 at September 30, 2011 and March 31, 2011, based on market prices, was $350.2 million and $348.9 million, respectively, compared to the carrying value of $298.8 million and $298.7 million, respectively.
The carrying values of all other financial instruments, consisting primarily of trade and finance receivables, accounts payable and other borrowings, approximate their respective fair values.
(4) Long-Term Borrowings
Long-term borrowings at September 30, 2011 and March 31, 2011 consisted of:

	September 30,	March 31,
	2011	2011
	(In millions)
Senior unsecured notes due 2018 (net of $1.2 million and $1.3 million of unamortized discount at September 30, 2011 and March 31, 2011, respectively)	$298.8	$298.7
Capital leases and other obligations	60.3	56.2

Total	359.1	354.9
Less current maturities of capital leases and other obligations (included in accrued liabilities)	(22.2)	(19.3)

Long-term borrowings	$336.9	$335.6

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC’s senior unsecured notes due 2018 (the Senior Notes), or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC’s Senior Notes, for interest periods of one, two, three or six months. As of September 30, 2011 and through October 26, 2011, we have not borrowed any funds under the Credit Facility.
At September 30, 2011, we were in compliance with all debt covenants.

(5) Income Taxes
Income tax expense was $41.5 million and $59.3 million for the quarter and six months ended September 30, 2011, respectively, resulting in effective tax rates of 26.6% and 22.0%, respectively. Income tax expense was $12.0 million and $21.8 million for the quarter and six months ended September 30, 2010, respectively, resulting in effective tax rates of 8.3% and 8.8%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarter and six months ended September 30, 2011, the overall favorable effects of foreign tax rates on our effective tax rate were 6.7% and 8.9% of pre-tax earnings, respectively. During the quarter and six months ended September 30, 2010, the overall favorable effects of foreign tax rates on our effective tax rate were 13.3% and 12.2% of pre-tax earnings, respectively. During the six months ended September 30, 2011, we also recorded discrete net tax benefits of $6.2 million associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 2.3% of pre-tax earnings. During the quarter and six months ended September 30, 2010, we also recorded discrete net tax benefits of $18.0 million and $32.0 million, respectively, associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 12.5% and 13.0% of pre-tax earnings, respectively. Our effective tax rate could fluctuate on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates.
We file a federal income tax return in the United States as well as income tax returns in various local, state and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (IRS) through the tax year ended March 31, 2005. The IRS has completed the audit of our tax years ended March 31, 2006, 2007 and 2008 and all issues except one related to the year ended March 31, 2006 have been resolved. We received a Notice of Deficiency from the IRS related to this issue and in July 2011 filed a petition for hearing with the U.S. Tax Court. The IRS has initiated an examination of our federal income tax return for the years ended March 31, 2009 and 2010. In addition, certain tax years related to local, state and foreign jurisdictions remain subject to examination. To provide for potential tax exposures, we maintain a liability for unrecognized tax benefits which we believe is adequate.
(6) Share-Based Compensation
During the quarter and six months ended September 30, 2011, we granted 0.2 million and 1.6 million nonvested stock units, respectively, at a weighted average grant price of $45.72 and $52.73, respectively, to our executive officers, non-executive employees and non-employee board members, consisting of both time-based and market-based awards. Time-based nonvested stock units vest in annual increments over one or three years. Market-based nonvested stock units vest in 50% increments over two- and three-year periods upon achievement of certain targets related to our relative shareholder return as compared to the NASDAQ-100 Index over each performance period.
During the quarter and six months ended September 30, 2011, we issued 0.1 million and 1.0 million shares of common stock, respectively, related to exercises of stock options and 0.2 million and 1.4 million shares of common stock, respectively, related to vesting of restricted stock units.
At September 30, 2011, we had approximately $209.8 million of total unrecognized compensation costs related to share-based awards that are expected to be recognized as expense over a remaining weighted-average period of two years.

Share-based compensation expense as recorded in our condensed consolidated statements of operations is summarized as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Cost of license revenue	$1.2	$0.7	$2.3	$1.5
Cost of maintenance revenue	3.8	2.2	7.3	4.5
Cost of professional services revenue	1.2	1.3	2.5	2.2
Selling and marketing expenses	10.0	8.8	19.1	17.5
Research and development expenses	3.6	2.7	6.5	4.8
General and administrative expenses	11.0	10.2	23.9	20.5

Total share-based compensation expense	$30.8	$25.9	$61.6	$51.0

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
The following table summarizes our basic and diluted EPS computations for the quarters and six months ended September 30, 2011 and 2010:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions, except per share data)
Basic earnings per share:
Net earnings	$114.7	$131.8	$210.4	$224.6
Less earnings allocated to participating securities	—	(0.1)	—	(0.2)

Net earnings allocated to common shares	$114.7	$131.7	$210.4	$224.4

Weighted average number of common shares outstanding	173.0	178.3	174.7	177.9

Basic earnings per share	$0.66	$0.74	$1.20	$1.26

Diluted earnings per share:
Net earnings	$114.7	$131.8	$210.4	$224.6
Less earnings allocated to participating securities	—	(0.1)	—	(0.2)

Net earnings allocated to common shares	$114.7	$131.7	$210.4	$224.4

Weighted average number of common shares outstanding	173.0	178.3	174.7	177.9
Incremental shares from assumed conversions of share-based awards	3.0	3.1	3.6	3.3

Adjusted weighted average number of common shares outstanding	176.0	181.4	178.3	181.2

Diluted earnings per share	$0.65	$0.73	$1.18	$1.24

For the quarter and six months ended September 30, 2011, 1.5 million and 0.9 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive. For the quarter and six months ended September 30, 2010, 3.6 million and 3.7 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive.

Treasury Stock
Our Board of Directors previously authorized a total of $4.0 billion to repurchase common stock. During the quarter and six months ended September 30, 2011, we repurchased 5.4 million and 8.8 million shares, respectively, for $225.0 million and $405.5 million, respectively, under the stock repurchase program. At September 30, 2011, approximately $225.3 million remains authorized in the stock repurchase program, which does not have an expiration date. In addition, during the quarter and six months ended September 30, 2011, we repurchased a nominal amount and 0.4 million shares, respectively, for $1.3 million and $23.0 million, respectively, to satisfy employee tax withholding obligations upon the vesting of share-based awards. In October 2011, our Board of Directors authorized an additional $1.0 billion to repurchase stock.
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
We also had outstanding letters of credit, performance bonds and similar instruments at September 30, 2011 of approximately $35.1 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.
Historically, we have not incurred significant costs related to such indemnifications, warranties and guarantees. As such, and based on other factors, no provision or accrual for these items has been made.
Contingencies
We previously disclosed a lawsuit filed against a number of software companies, including us, by Uniloc USA, Inc. and Uniloc Singapore Private Limited in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint sought monetary damages in unspecified amounts and permanent injunction based upon claims for alleged patent infringement. On September 30, 2011, we entered into a Settlement and License Agreement with various Uniloc parties completely settling and dismissing the lawsuit and granting us a permanent license to the intellectual property at issue.
We are party to various labor claims brought by certain former international employees alleging that amounts are due to such employees for unpaid commissions and other compensation. The claims are in various stages and are not expected to be fully resolved in the near future; however, we intend to vigorously contest all of the claims. Taking into account accruals recorded by us, we believe the likelihood of a material adverse effect on our financial statements resulting from these claims is remote. However, we cannot predict the timing or ultimate outcome of these matters.
We are currently litigating a matter in Brazilian courts as to whether a tax applies to the remittance of software payments from our Brazilian operations. In February 2007, a law was enacted that clarified that this particular tax did not apply to the remittance of software payments, retroactive to January 1, 2006. We continue to pursue a favorable resolution on this matter for years prior to January 1, 2006. While we believe we will ultimately prevail based on the merits of our position, if we do not, we could incur a charge of up to approximately $12 million; however, we cannot predict the timing or ultimate outcome of this matter.
We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Taking into account accruals recorded by us, we believe the likelihood of a material adverse effect on our financial statements resulting from any of these matters is remote.

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
The following tables summarize segment performance for the quarters and six months ended September 30, 2011 and 2010:

	Enterprise	Mainframe
	Service	Service
Quarter Ended September 30, 2011	Management	Management	Consolidated
	(In millions)
Revenue:
License	$146.0	$83.7	$229.7
Maintenance	145.6	124.9	270.5
Professional services	56.5	—	56.5

Total revenue	348.1	208.6	556.7
Direct and allocated indirect segment operating expenses:	259.1	81.2	340.3

Segment operating income	89.0	127.4	216.4

Unallocated operating expenses			(55.4)
Other loss, net			(4.8)

Earnings before income taxes			$156.2

	Enterprise	Mainframe
	Service	Service
Quarter Ended September 30, 2010	Management	Management	Consolidated
	(In millions)
Revenue:
License	$131.3	$76.8	$208.1
Maintenance	136.4	116.1	252.5
Professional services	41.7	—	41.7

Total revenue	309.4	192.9	502.3
Direct and allocated indirect segment operating expenses:	233.2	77.7	310.9

Segment operating income	76.2	115.2	191.4

Unallocated operating expenses			(47.9)
Other income, net			0.3

Earnings before income taxes			$143.8

	Enterprise	Mainframe
	Service	Service
Six Months Ended September 30, 2011	Management	Management	Consolidated
	(In millions)
Revenue:
License	$264.5	$154.7	$419.2
Maintenance	286.8	248.3	535.1
Professional services	104.8	—	104.8

Total revenue	656.1	403.0	1,059.1
Direct and allocated indirect segment operating expenses:	507.7	164.5	672.2

Segment operating income	148.4	238.5	386.9

Unallocated operating expenses			(110.8)
Other loss, net			(6.4)

Earnings before income taxes			$269.7

	Enterprise	Mainframe
	Service	Service
Six Months Ended September 30, 2010	Management	Management	Consolidated
	(In millions)
Revenue:
License	$244.5	$134.8	$379.3
Maintenance	273.5	232.8	506.3
Professional services	77.6	—	77.6

Total revenue	595.6	367.6	963.2
Direct and allocated indirect segment operating expenses:	453.8	161.2	615.0

Segment operating income	141.8	206.4	348.2

Unallocated operating expenses			(96.6)
Other loss, net			(5.2)

Earnings before income taxes			$246.4

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

Overview
For the quarter and six months ended September 30, 2011, our year over year financial performance was strong in terms of revenue, non-GAAP operating income, non-GAAP diluted earnings per share and cash flows from operations, as well as total and annualized MSM bookings for the trailing twelve months ended September 30, 2011. However, year over year ESM license bookings declined in both the quarter and six month periods and were below our expectations; refer to the additional discussion regarding ESM license bookings below. Select operating metrics for the quarter and six months ended September 30, 2011 include:
•
Total bookings, which represent the contract value of new transactions that we closed and recorded, were $382.4 million for the quarter, representing a decrease of $70.5 million, or 15.6%, from the prior year quarter, and for the first half of fiscal 2012 were $997.8 million, representing an increase of $102.0 million, or 11.4%, over the prior year period. Within the first half of fiscal 2012, one large transaction generated total bookings of over $100 million, principally related to our MSM business.

•
Total license bookings were $187.5 million for the quarter, representing a decrease of $33.5 million, or 15.2%, from the prior year quarter, and for the first half of fiscal 2012 were $380.0 million, representing an increase of $24.1 million, or 6.8%, over the prior year period. During the quarter, we closed 37 transactions with license bookings over $1 million (with total license bookings of $96.4 million) compared to 43 transactions with license bookings over $1 million (with total license bookings of $134.4 million) in the prior year quarter. During the first half of fiscal 2012, we closed 68 transactions with license bookings over $1 million (with total license bookings of $218.5 million) compared to 62 transactions with license bookings over $1 million (with total license bookings of $198.6 million) in the prior year period.

•
Within our ESM segment, where we believe performance is best evaluated on the basis of license bookings, total license bookings for the quarter decreased by $18.3 million, or 12.7%, from the prior year quarter, and for the first half of fiscal 2012 decreased by $18.8 million, or 7.7%, from the prior year period. We attribute these decreases principally to sales-related execution, including a decline in productive sales capacity caused by sales force attrition as well as a decrease in productivity associated with a reduction in average sales force tenure and experience levels. To a lesser degree, we also believe that ESM license bookings in the current year have been adversely impacted by challenging economic and financial conditions in key geographic areas and market segments, particularly within certain European regions and the U.S. public sector.

•
Within our MSM segment, where we believe performance is best evaluated based on total and annualized bookings over a trailing twelve months basis, total bookings for the trailing twelve months ended September 30, 2011 increased by $185.3 million, or 24.6%, and on an annualized basis, after normalizing for contract length, increased by $33.2 million, or 12.9%, as compared to the prior year period.

•
Total revenue for the quarter was $556.7 million, representing an increase of $54.4 million, or 10.8%, over the prior year quarter, and for the first half of fiscal 2012 was $1,059.1 million, representing an increase of $95.9 million, or 10.0%, over the prior year period. The increase for the quarter was reflective of license, maintenance and professional services revenue increases of $21.6 million, or 10.4%, $18.0 million, or 7.1%, and $14.8 million, or 35.5%, respectively. The increase for the first half of fiscal 2012 was reflective of license, maintenance and professional services revenue increases of $39.9 million, or 10.5%, $28.8 million, or 5.7%, and $27.2 million, or 35.1%, respectively. On a segment basis, total ESM revenue for the quarter increased by $38.7 million, or 12.5%, and total MSM revenue increased by $15.7 million, or 8.1%, over the prior year quarter, and for the first half of fiscal 2012 total ESM revenue increased by $60.5 million, or 10.2%, and total MSM revenue increased by $35.4 million, or 9.6%, over the prior year period.

•
Operating income for the quarter was $161.0 million, representing an increase of $17.5 million, or 12.2%, over the prior year quarter, and for the first half of fiscal 2012 was $276.1 million, representing an increase of $24.5 million, or 9.7%, over the prior year period. Non-GAAP operating income for the quarter was $216.4 million, representing an increase of $25.0 million, or 13.1%, over the prior year quarter, and for the first half of fiscal 2012 was $386.9 million, representing an increase of $38.7 million, or 11.1%, over the prior year period.

•
Net earnings for the quarter were $114.7 million, representing a decrease of $17.1 million, or 13.0%, from the prior year quarter, and for the first half of fiscal 2012 were $210.4 million, representing a decrease of $14.2 million, or 6.3%, from the prior year period. These period over period decreases were due to discrete tax benefits recorded by us in the prior year periods in connection with tax authority settlements. Non-GAAP net earnings for the quarter were $153.4 million, representing an increase of $5.3 million, or 3.6%, over the prior year quarter, and for the first half of fiscal 2012 were $282.7 million, representing an increase of $21.0 million, or 8.0%, over the prior year period.

•
Diluted earnings per share for the quarter was $0.65, representing a decrease of $0.08 per share, or 11.0%, from the prior year quarter, and for the first half of fiscal 2012 was $1.18, representing a decrease of $0.06 per share, or 4.8%, from the prior year period. These period over period decreases were due to discrete net tax benefits recorded by us in the prior year periods in connection with tax authority settlements. Non-GAAP diluted earnings per share was $0.87, representing an increase of $0.05 per share, or 6.1%, over the prior year quarter, and for the first half of fiscal 2012 was $1.59, representing an increase of $0.15 per share, or 10.4%, over the prior year period.

•
Cash flows from operations for the six months ended September 30, 2011 were $423.1 million, representing an increase of $128.6 million, or 43.7%, over the prior year period. We closed out the quarter with a strong balance sheet at September 30, 2011, including $1.6 billion in cash, cash equivalents and investments and $1.9 billion in deferred revenue.

We continue to invest in our technology leadership, including in the areas of cloud computing and software-as-a-service (SaaS). In addition to our ongoing product development efforts, we consummated several strategic acquisitions across both our ESM and MSM segments during the six months ended September 30, 2011. In our ESM segment, we acquired Coradiant Inc., Aeroprise, Inc. and StreamStep, Inc. In our MSM segment, we completed the purchase of Neon Enterprise Software, LLC’s IMS software portfolio.
We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter and six months ended September 30, 2011, we repurchased 5.4 million and 8.8 million shares, respectively, for a total value of $225.0 million and $405.5 million, respectively. In October 2011, our Board of Directors authorized an additional $1.0 billion to repurchase stock.
Our earnings are subject to volatility as a significant portion of our operating expenses is fixed in the short-term and we plan a portion of our expense run-rate based on our expectations of future revenue. In addition, a significant amount of our license transactions are completed during the final weeks and days of each quarter and, therefore, we generally do not know whether revenue has met our expectations until after the end of the quarter. If a shortfall in revenue were to occur in any given quarter, there would be an immediate, and possibly significant, impact to our overall earnings and, most likely, our stock price.
Because our software solutions are designed for and marketed to companies looking to improve the management of their IT infrastructure and processes, demand for our products, and therefore our financial results, are dependent upon customers continuing to value such solutions and to invest in such technology. There are a number of trends that have historically influenced demand for IT management software, including, among others, business demands placed on IT, computing capacity within IT departments, complexity of IT systems and IT operational costs. Our financial results are also influenced by many economic and industry conditions, including, but not limited to, general economic and market conditions in the United States and other economies in which we market products, changes in foreign currency exchange rates, general levels of customer spending, IT budgets, the competitiveness of the IT management software and solutions industry, the adoption rate for Business Service Management and the stability of the mainframe market.

Results of Operations and Financial Condition
The following table sets forth, for the periods indicated, the percentages that selected items in the condensed consolidated statements of operations and comprehensive income represent of total revenue. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenue
	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue:
License	41.3%	41.4%	39.6%	39.4%
Maintenance	48.6%	50.3%	50.5%	52.6%
Professional services	10.1%	8.3%	9.9%	8.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenue	7.1%	6.1%	7.3%	6.5%
Cost of maintenance revenue	8.9%	7.9%	8.8%	8.4%
Cost of professional services revenue	9.6%	8.0%	9.5%	8.0%
Selling and marketing expenses	27.6%	28.5%	28.2%	29.6%
Research and development expenses	6.9%	8.6%	7.8%	8.5%
General and administrative expenses	9.2%	10.5%	10.3%	11.1%
Amortization of intangible assets	2.0%	1.7%	2.0%	1.7%
Total operating expenses	71.1%	71.4%	73.9%	73.9%
Operating income	28.9%	28.6%	26.1%	26.1%
Other income (loss), net	(0.9)%	0.1%	(0.6)%	(0.5)%
Earnings before income taxes	28.1%	28.6%	25.5%	25.6%
Provision for income taxes	7.5%	2.4%	5.6%	2.3%
Net earnings	20.6%	26.2%	19.9%	23.3%

Revenue
The following table provides information regarding software license and software maintenance revenue for the quarters and six months ended September 30, 2011 and 2010:

	Quarter Ended			Six Months Ended
	September 30,			September 30,
Software License Revenue	2011	2010	% Change	2011	2010	% Change
	(In millions)			(In millions)
Enterprise Service Management	$146.0	$131.3	11.2%	$264.5	$244.5	8.2%
Mainframe Service Management	83.7	76.8	9.0%	154.7	134.8	14.8%

Total software license revenue	$229.7	$208.1	10.4%	$419.2	$379.3	10.5%

	Quarter Ended			Six Months Ended
	September 30,			September 30,
Software Maintenance Revenue	2011	2010	% Change	2011	2010	% Change
	(In millions)			(In millions)
Enterprise Service Management	$145.6	$136.4	6.7%	$286.8	$273.5	4.9%
Mainframe Service Management	124.9	116.1	7.6%	248.3	232.8	6.7%

Total software maintenance revenue	$270.5	$252.5	7.1%	$535.1	$506.3	5.7%

	Quarter Ended			Six Months Ended
	September 30,			September 30,
Total Software Revenue	2011	2010	% Change	2011	2010	% Change
	(In millions)			(In millions)
Enterprise Service Management	$291.6	$267.7	8.9%	$551.3	$518.0	6.4%
Mainframe Service Management	208.6	192.9	8.1%	403.0	367.6	9.6%

Total software revenue	$500.2	$460.6	8.6%	$954.3	$885.6	7.8%

Software License Revenue
License revenue for the quarter ended September 30, 2011 was $229.7 million, an increase of $21.6 million, or 10.4%, over the prior year quarter. This increase was attributable to increases in our ESM and MSM segment license revenues, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $10.8 million for the quarter ended September 30, 2011 as compared to the prior year quarter. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 64% in the current quarter as compared to 51% in the prior year quarter.
License revenue for the six months ended September 30, 2011 was $419.2 million, an increase of $39.9 million, or 10.5%, over the prior year period. This increase was attributable to increases in our ESM and MSM segment license revenues, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $20.8 million for the six months ended September 30, 2011 as compared to the prior year period. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 54% in the current period as compared to 53% in the prior year period.
ESM license revenue was $146.0 million, or 63.6%, and $264.5 million, or 63.1%, of our total license revenue for the quarter and six months ended September 30, 2011, respectively, and $131.3 million, or 63.1%, and $244.5 million, or 64.5%, of our total license revenue for the quarter and six months ended September 30, 2010, respectively. ESM license revenue for the quarter ended September 30, 2011 increased by $14.7 million, or 11.2%, over the prior year quarter. ESM license revenue for the six months ended September 30, 2011 increased by $20.0 million, or 8.2%, over the prior year period. These increases were primarily due to an increase in the amount of upfront license revenue recognized in connection with new transactions along with an increase in the recognition of previously deferred license revenue.
MSM license revenue was $83.7 million, or 36.4%, and $154.7 million, or 36.9%, of our total license revenue for the quarter and six months ended September 30, 2011, and $76.8 million, or 36.9%, and $134.8 million, or 35.5%, of our total license revenue for the quarter and six months ended September 30, 2010. MSM license revenue for the quarter ended September 30, 2011 increased by $6.9 million, or 9.0%, over the prior year quarter. This increase was primarily due to an increase in the recognition of previously deferred license revenue, partially offset by a nominal decrease in the amount of upfront license revenue recognized in connection with new transactions. MSM license revenue for the six months ended September 30, 2011 increased by $19.9 million, or 14.8%, over the prior year period. This increase was primarily due to an increase in the recognition of previously deferred license revenue along with an increase in the amount of upfront license revenue recognized in connection with new transactions.

Deferred License Revenue
For the quarters and six months ended September 30, 2011 and 2010, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In millions)
Deferrals of license revenue	$67.9	$107.2	$174.0	$166.0
Recognition from deferred license revenue	(106.9)	(96.1)	(211.2)	(190.4)
Impact of foreign currency exchange rate changes	(3.2)	1.8	(2.0)	1.0

Net increase (decrease) in deferred license revenue	$(42.2)	$12.9	$(39.2)	$(23.4)

Deferred license revenue balance at end of period	$646.9	$600.8	$646.9	$600.8
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
Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized out of the deferred revenue balance in each future quarter is generally predictable. At September 30, 2011, the deferred license revenue balance was $646.9 million. Estimated future recognition from deferred license revenue at September 30, 2011 is (in millions):

Remainder of fiscal 2012	$177.6
Fiscal 2013	235.2
Fiscal 2014 and thereafter	234.1

$646.9

Software Maintenance Revenue
Maintenance revenue for the quarter ended September 30, 2011 was $270.5 million, an increase of $18.0 million, or 7.1%, over the prior year quarter, due to increases in both ESM and MSM maintenance revenue, as discussed below. Maintenance revenue for the six months ended September 30, 2011 was $535.1 million, an increase of $28.8 million, or 5.7%, over the prior year period, due to increases in both ESM and MSM maintenance revenue, as discussed below.
ESM maintenance revenue was $145.6 million, or 53.8%, and $286.8 million, or 53.6%, of our total maintenance revenue for the quarter and six months ended September 30, 2011, respectively, and $136.4 million, or 54.0%, and $273.5 million, or 54.0%, of our total maintenance revenue for the quarter and six months ended September 30, 2010, respectively. ESM maintenance revenue for the quarter ended September 30, 2011 increased by $9.2 million, or 6.7%, over the prior year quarter. ESM maintenance revenue for the six months ended September 30, 2011 increased by $13.3 million, or 4.9%, over the prior year period. These increases were attributable primarily to the expansion of our installed ESM customer license base.
MSM maintenance revenue was $124.9 million, or 46.2%, and $248.3 million, or 46.4%, of our total maintenance revenue for the quarter and six months ended September 30, 2011, respectively, and $116.1 million, or 46.0%, and $232.8 million, or 46.0%, of our total maintenance revenue for the quarter and six months ended September 30, 2010, respectively. MSM maintenance revenue for the quarter ended September 30, 2011 increased by $8.8 million, or 7.6%, over the prior year quarter. MSM maintenance revenue for the six months ended September 30, 2011 increased by $15.5 million, or 6.7%, over the prior year period. These increases were attributable primarily to the expansion of our installed MSM customer license base and increased capacities of the current installed base.

Deferred Maintenance Revenue
At September 30, 2011, the deferred maintenance revenue balance was $1.2 billion. Estimated future recognition from deferred maintenance revenue at September 30, 2011 is (in millions):

Remainder of fiscal 2012	$394.8
Fiscal 2013	440.8
Fiscal 2014 and thereafter	377.8

$1,213.4

Domestic vs. International Revenue

	Quarter Ended			Six Months Ended
	September 30,			September 30,
	2011	2010	% Change	2011	2010	% Change
	(In millions)			(In millions)
License:

Domestic	$122.2	$97.9	24.8%	$207.5	$185.5	11.9%
International	107.5	110.2	(2.5)%	211.7	193.8	9.2%

Total license revenue	229.7	208.1	10.4%	419.2	379.3	10.5%

Maintenance:
Domestic	146.3	137.5	6.4%	287.9	277.3	3.8%
International	124.2	115.0	8.0%	247.2	229.0	7.9%

Total maintenance revenue	270.5	252.5	7.1%	535.1	506.3	5.7%

Professional services:
Domestic	29.6	20.2	46.5%	51.4	37.9	35.6%
International	26.9	21.5	25.1%	53.4	39.7	34.5%

Total professional services revenue	56.5	41.7	35.5%	104.8	77.6	35.1%

Total domestic revenue	298.1	255.6	16.6%	546.8	500.7	9.2%
Total international revenue	258.6	246.7	4.8%	512.3	462.5	10.8%

Total revenue	$556.7	$502.3	10.8%	$1,059.1	$963.2	10.0%

We estimate that the effect of foreign currency exchange rate fluctuations on our international revenue resulted in an approximate $6 million increase in revenue for the quarter ended September 30, 2011, and an approximate $15 million increase in revenue for the six months ended September 30, 2011, respectively, as compared to the respective prior year periods, on a constant currency basis.
Domestic License Revenue
Domestic license revenue was $122.2 million, or 53.2%, and $207.5 million, or 49.5%, of our total license revenue for the quarter and six months ended September 30, 2011, respectively, and $97.9 million, or 47.0%, and $185.5 million, or 48.9%, of our total license revenue for the quarter and six months ended September 30, 2010, respectively. Domestic license revenue for the quarter ended September 30, 2011 increased by $24.3 million, or 24.8%, over the prior year quarter, due to a $16.8 million increase in ESM license revenue and a $7.5 million increase in MSM license revenue. Domestic license revenue for the six months ended September 30, 2011 increased by $22.0 million, or 11.9%, over the prior year period, due to a $11.8 million increase in ESM license revenue and a $10.2 million increase in MSM license revenue.

International License Revenue
International license revenue was $107.5 million, or 46.8%, and $211.7 million, or 50.5%, of our total license revenue for the quarter and six months ended September 30, 2011, respectively, and $110.2 million or 53.0%, and $193.8 million, or 51.1%, of our total license revenue for the quarter and six months ended September 30, 2010, respectively.
International license revenue for the quarter ended September 30, 2011 decreased by $2.7 million, or 2.5%, from the prior year quarter, due to a $2.1 million decrease in ESM license revenue and a $0.6 million decrease in MSM license revenue. The ESM license revenue decrease was attributable primarily to a decrease of $9.9 million in our Europe, Middle East and Africa (EMEA) market, partially offset by an increase of $7.5 million in our Asia Pacific market. The MSM license revenue decrease was attributable primarily to a decrease of $8.9 million in our Canada market, partially offset by increases of $5.2 million and $2.7 million in our EMEA and Latin America markets, respectively.
International license revenue for the six months ended September 30, 2011 increased by $17.9 million, or 9.2%, over the prior year period, due to an $8.2 million increase in ESM license revenue and a $9.7 million increase in MSM license revenue. The ESM license revenue increase was attributable to increases of $10.9 million and $2.3 million in our Asia Pacific and Canada markets, respectively, partially offset by a combined net decrease of $5.0 million in our other international markets. The MSM license revenue increase was attributable to increases of $10.8 million, $6.4 million and $1.2 million in our EMEA, Latin America and Asia Pacific markets, respectively, partially offset by a decrease of $8.7 million in our Canada market.
Domestic Maintenance Revenue
Domestic maintenance revenue was $146.3 million, or 54.1%, and $287.9 million, or 53.8%, of our total maintenance revenue for the quarter and six months ended September 30, 2011, respectively, and $137.5 million, or 54.5%, and $277.3 million, or 54.8%, of our total maintenance revenue for the quarter and six months ended September 30, 2010, respectively. Domestic maintenance revenue for the quarter ended September 30, 2011 increased by $8.8 million, or 6.4%, over the prior year quarter, due to a $6.2 million increase in ESM maintenance revenue and a $2.6 million increase in MSM maintenance revenue. Domestic maintenance revenue for the six months ended September 30, 2011 increased by $10.6 million, or 3.8%, over the prior year period, due to an $8.0 million increase in ESM maintenance revenue and a $2.6 million increase in MSM maintenance revenue.
International Maintenance Revenue
International maintenance revenue was $124.2 million, or 45.9%, and $247.2 million, or 46.2%, of our total maintenance revenue for the quarter and six months ended September 30, 2011, respectively, and $115.0 million, or 45.5%, and $229.0 million, or 45.2%, of our total maintenance revenue for the quarter and six months ended September 30, 2010, respectively.
International maintenance revenue for the quarter ended September 30, 2011 increased by $9.2 million, or 8.0%, over the prior year quarter, due to a $3.1 million increase in ESM maintenance revenue and a $6.1 million increase in MSM maintenance revenue. The ESM maintenance revenue increase was attributable to an increase of $1.5 million in our Asia Pacific market and a combined net increase of $1.6 million in other international markets. The MSM maintenance revenue increase was attributable to increases of $2.8 million and $2.0 million in our Latin America and EMEA markets, respectively, and a combined net increase of $1.3 million in our other international markets.
International maintenance revenue for the six months ended September 30, 2011 increased by $18.2 million, or 7.9%, over the prior year period, due to a $5.4 million increase in ESM maintenance revenue and a $12.8 million increase in MSM maintenance revenue. The ESM maintenance revenue increase was attributable to an increase of $3.2 million in our Asia Pacific market and a combined net increase of $2.2 million in our other international markets. The MSM maintenance revenue increase was attributable to increases of $5.5 million and $5.0 million in our Latin America and EMEA markets, respectively, and a combined net increase of $2.3 million in our other international markets.
Professional Services Revenue
Professional services revenue for the quarter ended September 30, 2011 increased by $14.8 million, or 35.5%, over the prior year quarter, which is reflective of a $9.4 million, or 46.5%, increase in domestic professional services revenue and a $5.4 million, or 25.1%, increase in international professional services revenue. Professional services revenue for the six months ended September 30, 2011 increased by $27.2 million, or 35.1%, over the prior year period, which is reflective of a $13.5 million, or 35.6%, increase in domestic professional services revenue and a $13.7 million, or 34.5%, increase in international professional services revenue. These increases were attributable primarily to increases in implementation, consulting and education services revenue period over period, principally due to the expansion of our ESM business including increased demand for cloud implementations.

Operating Expenses

	Quarter Ended			Six Months Ended
	September 30,			September 30,
	2011	2010	% Change	2011	2010	% Change
	(In millions)			(In millions)
Cost of license revenue	$39.3	$30.8	27.6%	$77.6	$62.7	23.8%
Cost of maintenance revenue	49.5	39.9	24.1%	93.3	80.6	15.8%
Cost of professional services revenue	53.2	40.3	32.0%	100.6	77.3	30.1%
Selling and marketing expenses	153.5	143.2	7.2%	298.2	285.3	4.5%
Research and development expenses	38.3	43.4	(11.8)%	83.0	81.9	1.3%
General and administrative expenses	51.0	52.8	(3.4)%	109.6	107.0	2.4%
Amortization of intangible assets	10.9	8.4	29.8%	20.7	16.8	23.2%

Total operating expenses	$395.7	$358.8	10.3%	$783.0	$711.6	10.0%

We estimate that the effect of foreign currency exchange rate fluctuations on our international operating expenses resulted in an approximate $8 million and $20 million reduction in operating expenses for the quarter and six months ended September 30, 2011, respectively, as compared to the prior year periods, on a constant currency basis.
Cost of License Revenue
Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For the quarter and six months ended September 30, 2011, cost of license revenue was $39.3 million, or 7.1%, and $77.6 million, or 7.3%, of total revenue, respectively, and 17.1% and 18.5% of license revenue, respectively. For the quarter and six months ended September 30, 2010, cost of license revenue was $30.8 million, or 6.1%, and $62.7 million, or 6.5%, of total revenue, respectively, and 14.8% and 16.5% of license revenue, respectively.
Cost of license revenue for the quarter ended September 30, 2011 increased by $8.5 million, or 27.6%, over the prior year quarter. This increase was primarily attributable to a $5.8 million increase in the amortization of capitalized software development costs and a $2.6 million increase in the amortization of acquired technology.
Cost of license revenue for the six months ended September 30, 2011 increased by $14.9 million, or 23.8%, over the prior year period. This increase was primarily attributable to an $11.7 million increase in the amortization of capitalized software development costs and a $2.9 million increase in the amortization of acquired technology.
Cost of Maintenance Revenue
Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the quarter and six months ended September 30, 2011, cost of maintenance revenue was $49.5 million, or 8.9%, and $93.3 million, or 8.8%, of total revenue, respectively, and 18.3% and 17.4% of maintenance revenue, respectively. For the quarter and six months ended September 30, 2010, cost of maintenance revenue was $39.9 million, or 7.9%, and $80.6 million, or 8.4%, of total revenue, respectively, and 15.8% and 15.9% of maintenance revenue, respectively.
Cost of maintenance revenue for the quarter ended September 30, 2011 increased by $9.6 million, or 24.1%, over the prior year quarter. This increase was attributable to a $3.6 million increase in personnel costs, a $2.3 million increase in third party maintenance outsourcing costs, a $1.6 million increase in share-based compensation expense and a $2.1 million net increase in other expenses.
Cost of maintenance revenue for the six months ended September 30, 2011 increased by $12.7 million, or 15.8%, over the prior year period. This increase was attributable to a $4.1 million increase in personnel costs, a $3.9 million increase in third party maintenance outsourcing costs, a $2.8 million increase in share-based compensation expense and a $1.9 million net increase in other expenses.

Cost of Professional Services Revenue
Cost of professional services revenue consists primarily of salaries, related personnel costs and third party fees associated with implementation, consulting and education services that we provide to our customers and the related infrastructure to support this business. For the quarter and six months ended September 30, 2011, cost of professional services revenue was $53.2 million, or 9.6%, and $100.6 million, or 9.5%, of total revenue, respectively, and 94.2% and 96.0% of professional services revenue, respectively. For the quarter and six months ended September 30, 2010, cost of professional services revenue was $40.3 million, or 8.0%, and $77.3 million, or 8.0%, of total revenue, respectively, and 96.6% and 99.6% of professional services revenue, respectively.
Cost of professional services revenue for the quarter ended September 30, 2011 increased by $12.9 million, or 32.0%, over the prior year quarter. This increase was attributable primarily to a $6.5 million increase in personnel and related costs and a $5.5 million increase in third party subcontracting fees, both principally due to increases in implementation and consulting services.
Cost of professional services revenue for the six months ended September 30, 2011 increased by $23.3 million, or 30.1%, over the prior year period. This increase was attributable to an $11.4 million increase in third party subcontracting fees, a $10.1 million increase in personnel and related costs and a $1.8 million net increase in other expenses, both principally due to increases in implementation and consulting services.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarter and six months ended September 30, 2011, selling and marketing expenses were $153.5 million, or 27.6%, and $298.2 million, or 28.2%, of total revenue, respectively. For the quarter and six months ended September 30, 2010, selling and marketing expenses were $143.2 million, or 28.5%, and $285.3 million, or 29.6%, of total revenue, respectively.
Selling and marketing expenses for the quarter ended September 30, 2011 increased by $10.3 million, or 7.2%, over the prior year quarter. This increase was attributable to a $5.6 million increase in sales personnel and related costs, principally due to an increase in sales personnel headcount, a $1.2 million increase in share-based compensation expense and a $3.5 million net increase in other expenses.
Selling and marketing expenses for the six months ended September 30, 2011 increased by $12.9 million, or 4.5%, over the prior year period. This increase was attributable to an $8.1 million increase in sales personnel and related costs, principally due to an increase in sales personnel headcount, a $1.6 million increase in share-based compensation expense and a $3.2 million net increase in other expenses.
Research and Development Expenses
Research and development expenses consist primarily of salaries and personnel costs (including third party subcontracting fees) related to software developers and development support personnel, including product management, software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For the quarter and six months ended September 30, 2011, research and development expenses were $38.3 million, or 6.9%, and $83.0 million, or 7.8%, of total revenue, respectively. For the quarter and six months ended September 30, 2010, research and development expenses were $43.4 million, or 8.6%, and $81.9 million, or 8.5%, of total revenue, respectively.
Research and development expenses for the quarter ended September 30, 2011 decreased by $5.1 million, or 11.8%, over the prior year quarter. This decrease was attributable primarily to a $6.6 million increase in capitalized research and development costs related to software development projects, partially offset by a $1.2 million increase in research and development personnel and related costs, including third party subcontracting fees.
Research and development expenses for the six months ended September 30, 2011 increased by $1.1 million, or 1.3%, over the prior year period. This increase was attributable primarily to a $6.1 million increase in research and development personnel and related costs, including third party subcontracting fees, and a $1.7 million increase in share-based compensation expense, partially offset by a $6.0 million increase in capitalized research and development costs related to software development projects.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. For the quarter and six months ended September 30, 2011, general and administrative expenses were $51.0 million, or 9.2%, and $109.6 million, or 10.3%, of total revenue, respectively. For the quarter and six months ended September 30, 2010, general and administrative expenses were $52.8 million, or 10.5%, and $107.0 million, or 11.1%, of total revenue, respectively.
General and administrative expenses for the quarter ended September 30, 2011 decreased by $1.8 million, or 3.4%, over the prior year quarter. This decrease was attributable to a $1.6 million decrease in facilities expenses and a $1.7 million net decrease in other expenses, partially offset by a $1.5 million increase in depreciation expense.
General and administrative expenses for the six months ended September 30, 2011 increased by $2.6 million, or 2.4%, over the prior year period. This increase was attributable to a $3.4 million increase in share-based compensation expense, a $1.3 million increase in depreciation expense and a $1.7 million net increase in other expenses, partially offset by a $2.3 million decrease in personnel costs and a $1.5 million decrease in facilities expenses.
Amortization of Intangible Assets
Amortization of intangible assets consists of the amortization of customer relationships and other intangible assets recorded in connection with our business combinations. For the quarter and six months ended September 30, 2011, amortization of intangible assets was $10.9 million and $20.7 million, respectively. For the quarter and six months ended September 30, 2010, amortization of intangible assets was $8.4 million and $16.8 million, respectively.
Amortization of intangible assets for the quarter ended September 30, 2011 increased by $2.5 million, or 29.8%, over the prior year quarter. This increase was attributable primarily to amortization associated with intangible assets acquired in connection with our fiscal 2011 and 2012 acquisitions, partially offset by a reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized.
Amortization of intangible assets for the six months ended September 30, 2011 increased by $3.9 million, or 23.2%, over the prior year period. This increase was attributable primarily to amortization associated with intangible assets acquired in connection with our fiscal 2011 and 2012 acquisitions, partially offset by a reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized.
Other Income (Loss), Net
Other income (loss), net, consists primarily of interest earned, realized gains and losses on investments and interest expense on our senior unsecured notes due 2018 and capital leases. Other income (loss), net, for the quarter and six months ended September 30, 2011, was a loss of $4.8 million and $6.4 million, respectively. Other income (loss), net, for the quarter and six months ended September 30, 2010, was income of $0.3 million and a loss of $5.2 million, respectively.
The change in other income (loss), net for the quarter ended September 30, 2011 was attributable primarily to a $3.5 million reduction in net gains on investments.
The change in other income (loss), net for the six months ended September 30, 2011 was attributable primarily to a $2.3 million reduction in net gains on investments, a $1.2 million increase in interest income and a $1.0 million increase in interest expense as compared to the prior year period.
Income Taxes
Income tax expense was $41.5 million and $59.3 million for the quarter and six months ended September 30, 2011, respectively, resulting in effective tax rates of 26.6% and 22.0%, respectively. Income tax expense was $12.0 million and $21.8 million for the quarter and six months ended September 30, 2010, respectively, resulting in effective tax rates of 8.3% and 8.8%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarter and six months ended September 30, 2011, the overall favorable effect of foreign tax rates on our effective tax rate was 6.7% and 8.9% of pre-tax earnings, respectively. During the quarter and six months ended September 30, 2010, the overall favorable effect of foreign tax rates on our effective tax rate was 13.3% and 12.2% of pre-tax earnings, respectively. During the six months ended September 30, 2011, we also recorded discrete net tax benefits of $6.2 million associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 2.3% of pre-tax earnings. During the quarter and six months ended September 30, 2010, we also recorded discrete net tax benefits of $18.0 million and $32.0 million, respectively, associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 12.5% and 13.0% of pre-tax earnings, respectively. Our effective tax rate could fluctuate on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates.

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

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Operating income:
GAAP operating income	$161.0	$143.5	$276.1	$251.6
Share-based compensation expense (1)	30.8	25.9	61.6	51.0
Amortization of intangible assets (2)	24.1	19.1	46.6	39.7
Severance, exit costs and related charges (3)	0.5	2.9	2.6	5.9

Non-GAAP operating income	$216.4	$191.4	$386.9	$348.2

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Net earnings:
GAAP net earnings	$114.7	$131.8	$210.4	$224.6
Share-based compensation expense (1)	30.8	25.9	61.6	51.0
Amortization of intangible assets (2)	24.1	19.1	46.6	39.7
Severance, exit costs and related charges (3)	0.5	2.9	2.6	5.9
Provision for income taxes on above pre-tax non-GAAP adjustments (4)	(16.7)	(13.6)	(32.3)	(27.5)
Certain discrete tax items (5)	—	(18.0)	(6.2)	(32.0)

Non-GAAP net earnings	$153.4	$148.1	$282.7	$261.7

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Diluted earnings per share*:
GAAP diluted earnings per share	$0.65	$0.73	$1.18	$1.24
Share-based compensation expense (1)	0.18	0.14	0.35	0.28
Amortization of intangible assets (2)	0.14	0.11	0.26	0.22
Severance, exit costs and related charges (3)	—	0.02	0.01	0.03
Provision for income taxes on above pre-tax non-GAAP adjustments (4)	(0.09)	(0.07)	(0.18)	(0.15)
Certain discrete tax items (5)	—	(0.10)	(0.03)	(0.18)

Non-GAAP diluted earnings per share*	$0.87	$0.82	$1.59	$1.44

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

(5)
Certain discrete tax items. Our non-GAAP financial measures exclude net tax benefits of $6.2 million in the six months ended September 30, 2011 and $18.0 million and $32.0 million for the quarter and six months ended September 30, 2010, respectively, associated with tax authority settlements related to prior years’ tax matters. Management excludes the impact of these items in evaluating our performance. Therefore, we exclude these items when presenting non-GAAP financial measures.

Liquidity and Capital Resources
At September 30, 2011, we had $1.6 billion in cash, cash equivalents and investments, approximately 55.4% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $542.3 million of earnings that we have determined will be invested indefinitely in those operations. If such earnings were to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements. We also had outstanding letters of credit, performance bonds and similar instruments at September 30, 2011 of approximately $35.1 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.
At September 30, 2011 and March 31, 2011, we held auction rate securities with a par value of $29.4 million and $29.8 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $25.6 million and $27.2 million at September 30, 2011 and March 31, 2011, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities and the put option discussed below using internally developed models of the expected cash flows of the securities which incorporate assumptions about the expected cash flows of the underlying student loans and estimates of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. During the quarter and six months ended September 30, 2011, issuers redeemed available-for-sale holdings of $0.2 million and $0.4 million, respectively. During the quarter and six months ended September 30, 2010, issuers redeemed available-for-sale holdings of $0.2 million and $10.9 million, respectively, and trading holdings of $5.4 million during the six months ended September 30, 2010.
In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC’s senior unsecured notes due 2018 (the Senior Notes), or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC’s Senior Notes, for interest periods of one, two, three or six months. As of September 30, 2011 and through October 26, 2011, we have not borrowed any funds under the Credit Facility.
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
Our cash flows for the quarters ended September 30, 2011 and 2010 were:

	Six Months Ended
	September 30,
	2011	2010
	(In millions)
Net cash provided by operating activities	$423.1	$294.5
Net cash provided by (used in) investing activities	(221.8)	7.9
Net cash used in financing activities	(383.5)	(197.7)
Effect of exchange rate changes on cash and cash equivalents	(19.0)	4.2

Net change in cash and cash equivalents	$(201.2)	$108.9

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities for the six months ended September 30, 2011 increased by $128.6 million over the prior year period, attributable to the net impact of working capital changes and an increase in net earnings before non-cash expenses (principally depreciation and amortization and share-based compensation expense).
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended September 30, 2011 was $221.8 million compared to net cash provided by investing activities of $7.9 million for the six months ended September 30, 2010. This difference was attributable primarily to an increase in cash expended for our fiscal 2012 acquisitions and a decrease in proceeds from the sales and maturities of investments.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended September 30, 2011 increased by $185.8 million over the prior year period. This increase was attributable primarily to an increase in treasury stock acquired.
Treasury Stock Purchases
Our Board of Directors previously authorized a total of $4.0 billion to repurchase common stock. During the quarter and six months ended September 30, 2011, we purchased 5.4 million and 8.8 million shares, respectively, for $225.0 million and $405.5 million, respectively. From the inception of the stock repurchase authorization through September 30, 2011, we have purchased 141.6 million shares for $3.8 billion. At September 30, 2011, there was $225.3 million remaining in the stock repurchase program, which does not have an expiration date. In addition, during the quarter and six months ended September 30, 2011, we repurchased a nominal amount and 0.4 million shares, respectively, for $1.3 million and $23.0 million, respectively, to satisfy employee tax withholding obligations upon the vesting of share-based awards. In October 2011, our Board of Directors authorized an additional $1.0 billion to repurchase stock.
The repurchase of stock will continue to be funded primarily with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds below for a monthly detail of treasury stock purchases for the quarter ended September 30, 2011.

Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, share-based compensation, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended March 31, 2011 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the six months ended September 30, 2011.
Recently Adopted Accounting Pronouncements
In December 2010 and in September 2011, the Financial Accounting Standards Board (FASB) issued updated guidance relating to the annual goodwill impairment test. This new guidance incorporates additional qualitative assessments at two discrete points in the goodwill impairment evaluation. First, entities are now permitted to perform an initial qualitative assessment of whether it is more likely than not that goodwill is impaired in order to determine the need to perform the previously required two-step impairment test. This new guidance has been early adopted by us and will be applied for our fiscal 2012 annual goodwill impairment test. Additionally, as part of step one of the two-step impairment test, entities are required to perform a qualitative assessment of whether it is more likely than not that goodwill is impaired in situations where reporting units have a carrying value that is zero or negative. If the qualitative evaluation determines that it is more likely than not that goodwill is impaired, step two of the goodwill impairment test is required to be performed to determine the amount of impairment, if any. This guidance is effective for us beginning with our fiscal 2012 goodwill impairment test. Neither set of guidance is expected to have a material effect on our financial position, results of operations or cash flows.
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

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased (1)	Share	Program (2)	Program (2)	the Program (2)
July 1 - 31, 2011	382,742	$53.78	379,252	$20,397,827	$429,823,324
August 1 - 31, 2011	4,414,129	$40.74	4,389,062	178,793,877	$251,029,447
September 1 - 30, 2011	649,162	$40.01	643,800	25,761,146	$225,268,301

Total	5,446,033	$41.56	5,412,114	$224,952,850	$225,268,301

(1)	Includes 33,919 shares of our common stock withheld by us to satisfy employee tax withholding obligations.

Our Board of Directors previously authorized a total of $4.0 billion to repurchase common stock. In October 2011, our Board of Directors authorized an additional $1.0 billion to repurchase stock. At September 30, 2011, approximately $225.3 million remains authorized in this stock repurchase program and the program does not have an expiration date.

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

BMC SOFTWARE, INC.
October 26, 2011	By:	/s/ ROBERT E. BEAUCHAMP
Robert E. Beauchamp
Chairman of the Board, President and Chief Executive Officer

October 26, 2011	By:	/s/ STEPHEN B. SOLCHER
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