Form 10-Q
period 2011-12-31
BMC SOFTWARE INC
filed 2012-02-02
CIK 835729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 27, 2012, there were 164,227,000 outstanding shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.
QUARTER ENDED DECEMBER 31, 2011
INDEX

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2011 (Unaudited) and March 31, 2011	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the quarters and nine months ended December 31, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	38

Signatures	39

Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value data)

	December 31,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,319.5	$1,660.9
Short-term investments	37.1	27.8
Trade accounts receivable, net	239.4	284.1
Trade finance receivables, net	74.2	112.6
Deferred tax assets	58.5	65.1
Other current assets	107.1	116.9

Total current assets	1,835.8	2,267.4
Property and equipment, net	84.4	94.2
Software development costs, net	230.2	193.8
Long-term investments	57.4	67.8
Long-term trade finance receivables, net	55.7	110.8
Intangible assets, net	93.4	100.9
Goodwill	1,512.8	1,407.0
Other long-term assets	218.5	243.5

Total assets	$4,088.2	$4,485.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$31.8	$30.8
Finance payables	2.2	16.6
Accrued liabilities	248.5	316.0
Deferred revenue	1,001.9	1,026.9

Total current liabilities	1,284.4	1,390.3
Long-term deferred revenue	868.5	928.6
Long-term borrowings	325.4	335.6
Other long-term liabilities	144.6	168.0

Total liabilities	2,622.9	2,822.5

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	1,149.6	1,077.4
Retained earnings	3,174.8	2,845.2
Accumulated other comprehensive income	15.5	32.0

	4,342.4	3,957.1
Treasury stock, at cost (84.1 and 71.9 shares)	(2,877.1)	(2,294.2)

Total stockholders’ equity	1,465.3	1,662.9

Total liabilities and stockholders’ equity	$4,088.2	$4,485.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In millions, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue:
License	$225.0	$234.6	$644.2	$613.9
Maintenance	272.3	259.3	807.4	765.6
Professional services	50.9	46.0	155.7	123.6

Total revenue	548.2	539.9	1,607.3	1,503.1

Operating expenses:
Cost of license revenue	38.6	32.5	116.2	95.2
Cost of maintenance revenue	46.2	43.7	139.5	124.3
Cost of professional services revenue	52.8	54.7	153.4	132.0
Selling and marketing expenses	154.1	160.2	452.3	445.5
Research and development expenses	38.5	45.0	121.5	126.9
General and administrative expenses	50.4	56.0	160.0	163.0
Amortization of intangible assets	5.8	8.4	26.5	25.2

Total operating expenses	386.4	400.5	1,169.4	1,112.1

Operating income	161.8	139.4	437.9	391.0

Other income (loss), net:
Interest and other income, net	2.3	4.5	8.7	8.9
Interest expense	(4.5)	(4.9)	(15.2)	(14.7)
Gain (loss) on investments, net	(1.3)	2.1	(3.4)	2.3

Total other income (loss), net	(3.5)	1.7	(9.9)	(3.5)

Earnings before income taxes	158.3	141.1	428.0	387.5
Provision for income taxes	38.4	32.0	97.7	53.8

Net earnings	$119.9	$109.1	$330.3	$333.7

Basic earnings per share	$0.72	$0.61	$1.92	$1.87

Diluted earnings per share	$0.71	$0.60	$1.88	$1.83

Shares used in computing basic earnings per share	167.2	178.2	172.0	178.7

Shares used in computing diluted earnings per share	169.5	182.3	175.2	182.2

Net earnings	$119.9	$109.1	$330.3	$333.7
Other comprehensive income (net of tax):
Foreign currency translation adjustment	17.4	5.9	(15.9)	12.6
Unrealized gain (loss) on available-for-sale securities	0.3	1.3	(0.6)	1.3

Total other comprehensive income (loss)	17.7	7.2	(16.5)	13.9

Total comprehensive income	$137.6	$116.3	$313.8	$347.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$330.3	$333.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	161.6	140.1
Deferred income tax provision (benefit)	(2.5)	22.6
Share-based compensation expense	92.7	76.3
Loss (gain) on investments, net and other	2.4	(2.3)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	47.1	(107.3)
Trade finance receivables	91.9	103.8
Prepaid and other current assets	6.3	(6.0)
Other long-term assets	17.8	(1.2)
Accrued and other current liabilities	(47.8)	(20.4)
Deferred revenue	(88.6)	(13.6)
Other long-term liabilities	(9.1)	(37.2)
Other operating assets and liabilities	(14.7)	(13.7)

Net cash provided by operating activities	587.4	474.8

Cash flows from investing activities:
Proceeds from maturities of investments	24.8	50.0
Proceeds from sales of investments	4.4	34.0
Purchases of investments	(30.0)	(8.2)
Cash paid for acquisitions, net of cash acquired	(163.0)	(51.0)
Capitalization of software development costs	(97.7)	(88.6)
Purchases of property and equipment	(17.6)	(18.4)
Other investing activities	—	1.0

Net cash used in investing activities	(279.1)	(81.2)

Cash flows from financing activities:
Treasury stock acquired	(630.5)	(299.0)
Repurchases of stock to satisfy employee tax withholding obligations	(31.7)	(19.1)
Proceeds from stock options exercised and other	41.9	101.3
Excess tax benefit from share-based compensation expense	13.6	13.2
Repayments of borrowings and capital lease obligations	(20.7)	(20.6)
Proceeds from borrowings, net of issuance costs	—	(1.9)

Net cash used in financing activities	(627.4)	(226.1)

Effect of exchange rate changes on cash and cash equivalents	(22.3)	8.0

Net change in cash and cash equivalents	(341.4)	175.5
Cash and cash equivalents, beginning of period	1,660.9	1,368.6

Cash and cash equivalents, end of period	$1,319.5	$1,544.1

Supplemental disclosure of cash flow information:
Cash paid for interest	$22.7	$22.7
Cash paid for income taxes, net of amounts refunded	$20.8	$50.3
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
Interim results are not necessarily indicative of results for a full year. Our results reflect the seasonality of our business and generally tend to be stronger in the third and fourth quarters of our fiscal year, as compared to the first and second quarters of our fiscal year; however, general economic conditions also have an impact on our business and financial results. These financial statements should be read in conjunction with our annual audited consolidated financial statements for the fiscal year ended March 31, 2011, as filed with the SEC on Form 10-K.
Adjustments Recorded in Current Period
During the quarter ended December 31, 2011, we corrected the accounting for the foreign currency impacts of certain intangible assets and related deferred taxes associated with a fiscal 2000 business combination. The correction of these errors had the effect in the current quarter of decreasing intangible asset amortization expense by $4.5 million, increasing the provision for income taxes by $3.2 million and increasing the foreign currency translation adjustment (a component of other comprehensive income) by $29.2 million, resulting in increases to net earnings and comprehensive income of $1.3 million and $30.5 million, respectively.
We do not consider the impact of these corrections, which relate to financial statement periods dating back to fiscal 2000 (errors impacting net earnings primarily related to fiscal 2003 and prior periods), to be material to any prior fiscal year presented in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2011 or to the current fiscal year.
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
In June 2011, we also completed the acquisitions of Aeroprise, Inc., a provider of mobile IT service management solutions, as part of our ESM segment, and Neon Enterprise Software, LLC’s portfolio of IMS solution software as part of our Mainframe Service Management (MSM) segment, for combined purchase consideration of $21.0 million. The purchase consideration was allocated to acquired assets and assumed liabilities consisting primarily of $11.2 million of acquired technology, with weighted average economic lives of approximately three years, in addition to other tangible assets and liabilities. These acquisitions resulted in an allocation of $7.7 million to goodwill assigned to our ESM segment and $6.0 million assigned to our MSM segment.
In December 2011, we completed the acquisition of I/O Concepts Software Corporation, a provider of mainframe management and security solutions, for total purchase consideration of $14.1 million. The purchase consideration was preliminarily allocated to acquired assets and assumed liabilities consisting primarily of $8.3 million of acquired technology, with a weighted average economic life of approximately three years, in addition to other tangible assets and liabilities. This acquisition resulted in a preliminary allocation of $9.2 million to goodwill assigned to our MSM segment.
We are in the process of finalizing our assessment of the fair value of certain acquired assets and assumed liabilities for the above acquisitions and will adjust the purchase price allocations when finalized.
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

The fair values of our financial instruments were determined using the following input levels and valuation techniques:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active		Significant
		Markets for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs	Valuation
December 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)	Technique
	(In millions)
Assets
Cash equivalents
Money-market funds	$357.1	$357.1	$—	$—	A
Certificates of deposit	55.5	55.5	—	—	A
Short-term and long-term investments
United States Treasury securities	50.0	50.0	—	—	A
Auction rate securities	25.9	—	—	25.9	B
Mutual funds	18.6	18.6	—	—	A
Foreign currency forward contracts	4.9	—	4.9	—	A

Total	$512.0	$481.2	$4.9	$25.9

Liabilities
Foreign currency forward contracts	$2.1	$—	$2.1	$—	A

Total	$2.1	$—	$2.1	$—

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

The following tables summarize the activity in Level 3 financial instruments for the quarters and nine months ended December 31, 2011 and 2010, respectively:

	Quarter Ended			Nine Months Ended
	December 31, 2011			December 31, 2011
	Auction			Auction
	Rate	Put		Rate	Put
	Securities	Option	Total	Securities	Option	Total
	(In millions)
Balance at the beginning of the period	$25.6	$—	$25.6	$27.2	$—	$27.2
Redemption of auction rate securities	(0.1)	—	(0.1)	(0.5)	—	(0.5)
Change in unrealized gain (loss) included in other comprehensive income	0.4	—	0.4	(0.8)	—	(0.8)

Balance at the end of the period	$25.9	$—	$25.9	$25.9	$—	$25.9

	Quarter Ended			Nine Months Ended
	December 31, 2010			December 31, 2010
	Auction			Auction
	Rate	Put		Rate	Put
	Securities	Option	Total	Securities	Option	Total
	(In millions)
Balance at the beginning of the period	$33.9	$—	$33.9	$60.5	$1.1	$61.6
Redemption of auction rate securities	(0.1)	—	(0.1)	(27.6)	—	(27.6)
Change in unrealized gain (loss) included in interest and other income, net	—	—	—	1.1	(1.1)	—
Change in unrealized gain included in other comprehensive income	1.6	—	1.6	1.4	—	1.4

Balance at the end of the period	$35.4	$—	$35.4	$35.4	$—	$35.4

Investments
Our cash, cash equivalents and investments were comprised of the following:

	December 31, 2011			March 31, 2011
	Cash and			Cash and
	Cash	Short-term	Long-term	Cash	Short-term	Long-term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
	(In millions)
Measured at fair value:
Available-for-sale
United States Treasury securities	$—	$37.1	$12.9	$525.0	$27.8	$22.1
Certificates of deposit	55.5	—	—	38.4	—	—
Auction rate securities	—	—	25.9	—	—	27.2
Trading
Mutual funds	—	—	18.6	—	—	18.5

Total debt and equity investments measured at fair value	55.5	37.1	57.4	563.4	27.8	67.8

Cash on hand	906.9	—	—	412.8	—	—
Money-market funds	357.1	—	—	684.7	—	—

Total cash, cash equivalents and investments	$1,319.5	$37.1	$57.4	$1,660.9	$27.8	$67.8

Amounts included in accumulated other comprehensive income from available-for-sale securities (pre-tax):
Unrealized losses*	$—	$—	$3.4	$—	$—	$2.6

*	The unrealized losses on available-for-sale securities at December 31, 2011 and March 31, 2011 relate to the auction rate securities.
The following summarizes the underlying contractual maturities of our available-for-sale investments in debt securities at December 31, 2011:

		Fair
	Cost	Value
	(In millions)
Due in one year or less	$92.6	$92.6
Due between one and two years	12.9	12.9
Due after ten years	29.3	25.9

Total	$134.8	$131.4

At December 31, 2011 and March 31, 2011, we held auction rate securities with a par value of $29.3 million and $29.8 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $25.9 million and $27.2 million at December 31, 2011 and March 31, 2011, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities and the put option discussed below using internally developed models of the expected cash flows of the securities which incorporate assumptions about the expected cash flows of the underlying student loans and estimates of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. During the quarter and nine months ended December 31, 2011, issuers redeemed available-for-sale holdings of $0.1 million and $0.5 million, respectively. During the quarter and nine months ended December 31, 2010, issuers redeemed available-for-sale holdings of $0.1 million and $11.0 million, respectively, and trading holdings of $5.4 million during the nine months ended December 31, 2010.

In November 2008, we entered into a put agreement with a bank from which we acquired certain auction rate securities. On July 1, 2010, we exercised our right under this agreement to put the remaining securities subject to this agreement, with $11.2 million par value, to the bank. The auction rate securities subject to the put were classified as short-term investments and trading securities and, accordingly, any changes in the fair value of these securities were recognized in earnings. In addition, we elected the option under GAAP to record the put option at fair value. The fair value adjustments to these auction rate securities and the related put option, prior to the exercise of the put on July 1, 2010, resulted in minimal net impact to the condensed consolidated statement of operations for the quarter and nine months ended December 31, 2010.
The unrealized loss on our available-for-sale auction rate securities, which have a fair value of $25.9 million at December 31, 2011, was $3.4 million and was recorded in accumulated other comprehensive income (loss) as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and the likelihood we would be required to sell the investments before recovery of our cost basis. These available-for-sale auction rate securities have been in an unrealized loss position for greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities are classified as long-term investments at December 31, 2011 and March 31, 2011.
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

The fair value of our outstanding foreign currency forward contracts that closed in a gain position at December 31, 2011 and March 31, 2011 was $4.9 million and $5.8 million, respectively, and was recorded within other current assets in our condensed consolidated balance sheets. The fair value of our outstanding foreign currency forward contracts that closed in a loss position at December 31, 2011 and March 31, 2011 was $2.1 million and $3.3 million, respectively, and was recorded within accrued liabilities in our condensed consolidated balance sheets. The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

	Notional Amount
	December 31,	March 31,
	2011	2011
	(In millions)

Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)

Euro	$186.0	$158.5
British pound	33.6	5.0
Australian dollar	19.9	13.9
Chinese yuan renminbi	11.1	7.6
Swedish krona	6.5	2.4
Norwegian krone	5.5	2.0
Swiss franc	5.4	1.5
Brazilian real	5.3	5.6
New Zealand dollar	5.2	2.9
Danish krone	4.3	3.0
Singapore dollar	3.0	0.6
South Korean won	2.8	4.6
Canadian dollar	—	4.2
Other	3.8	1.2

Total	$292.4	$213.0

Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)

Israeli shekel	$138.0	$151.6
Indian rupee	13.3	9.1
Canadian dollar	4.7	—
Mexican peso	—	9.3
Other	0.6	2.2

Total	$156.6	$172.2

Our use of foreign currency forward exchange contracts is intended to principally offset gains and losses associated with foreign currency exposures. Therefore, the notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances and currency denomination of monetary assets and liabilities maintained by our global entities. The effect of the foreign currency forward contracts for the quarter and nine months ended December 31, 2011, was a loss of $1.7 million and $7.6 million, respectively, which, after including gains and losses on our foreign currency exposures, resulted in net losses of $0.6 million and $2.5 million, respectively, recorded in interest and other income, net. The effect of the foreign currency forward contracts for the quarter and nine months ended December 31, 2010, was a gain of $4.7 million and $11.0 million, respectively, which, after including gains and losses on our foreign currency exposures, resulted in a net gain of $0.6 million and a net loss of $2.0 million, respectively, recorded in interest and other income, net.
We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.
Trade Finance Receivables
A substantial portion of our trade finance receivables are transferred to financial institutions on a non-recourse basis. We utilize wholly-owned finance subsidiaries in these finance receivables transfers. These entities are consolidated into our financial position and results of operations. We account for such transfers as sales in accordance with applicable accounting rules pertaining to the transfer of financial assets and the sale of future revenue when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During the quarter and nine months ended December 31, 2011, we transferred $49.0 million and $208.0 million, respectively, of such receivables through these programs. During the quarter and nine months ended December 31, 2010, we transferred $43.4 million and $172.3 million, respectively, of such receivables through these programs. Finance receivables are typically transferred within several months after origination and the outstanding principal balance at the time of transfer typically approximates fair value.

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
For all regions and credit categories, a finance receivable will be specifically reserved once deemed uncollectible. As of December 31, 2011, we held $129.9 million of finance receivables, net of $0.3 million of specific receivables which have been fully reserved.
At December 31, 2011, our finance receivables balance, net of allowance, by region and by class of internal credit rating is as follows:

	North America	EMEA	Asia Pacific	Latin America	Total
	(In millions)
Class 1	$56.0	$18.6	$10.0	$—	$84.6
Class 2	18.1	19.1	4.9	1.2	43.3
Class 3	0.1	0.3	0.7	0.9	2.0

Balance at the end of the period	$74.2	$38.0	$15.6	$2.1	$129.9

Other Financial Instruments
The fair value of our senior unsecured notes due 2018 at December 31, 2011 and March 31, 2011, based on market prices, was $353.0 million and $348.9 million, respectively, compared to the carrying value of $298.9 million and $298.7 million, respectively.
The carrying values of all other financial instruments, consisting primarily of trade and finance receivables, accounts payable and other borrowings, approximate their respective fair values.
(4) Long-Term Borrowings
Long-term borrowings at December 31, 2011 and March 31, 2011 consisted of:

	December 31,	March 31,
	2011	2011
	(In millions)
Senior unsecured notes due 2018 (net of $1.1 million and $1.3 million of unamortized discount at December 31, 2011 and March 31, 2011, respectively)	$298.9	$298.7
Capital leases and other obligations	47.6	56.2

Total	346.5	354.9
Less current maturities of capital leases and other obligations (included in accrued liabilities)	(21.1)	(19.3)

Long-term borrowings	$325.4	$335.6

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC’s senior unsecured notes due 2018 (the Senior Notes), or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC’s Senior Notes, for interest periods of one, two, three or six months. As of December 31, 2011 and through February 1, 2012, we have not borrowed any funds under the Credit Facility.
At December 31, 2011, we were in compliance with all debt covenants.

(5) Income Taxes
Income tax expense was $38.4 million and $97.7 million for the quarter and nine months ended December 31, 2011, respectively, resulting in effective tax rates of 24.3% and 22.8%, respectively. Income tax expense was $32.0 million and $53.8 million for the quarter and nine months ended December 31, 2010, respectively, resulting in effective tax rates of 22.7% and 13.9%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarter and nine months ended December 31, 2011, the overall favorable effects of foreign tax rates on our effective tax rate were 7.3% and 8.6% of pre-tax earnings, respectively. During the quarter and nine months ended December 31, 2010, the overall favorable effects of foreign tax rates on our effective tax rate were 10.9% and 11.7% of pre-tax earnings, respectively. During the nine months ended December 31, 2011 and 2010, we also recorded discrete net tax benefits of $6.2 million and $32.0 million, respectively, associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 1.4% and 8.3% of pre-tax earnings, respectively. Our effective tax rate could fluctuate on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates.
We file a federal income tax return in the United States as well as income tax returns in various local, state and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (IRS) through the tax year ended March 31, 2007 except for one issue related to the year ended March 31, 2006. We received a Notice of Deficiency from the IRS related to this issue and in July 2011 filed a petition for hearing with the U.S. Tax Court. A trial date has been scheduled for May 2012. The IRS has initiated an examination of our federal income tax returns for the years ended March 31, 2009 and 2010. In addition, certain tax years related to local, state and foreign jurisdictions remain subject to examination. To provide for potential tax exposures, we maintain a liability for unrecognized tax benefits which we believe is adequate.
(6) Share-Based Compensation
During the quarter ended December 31, 2011, we granted 1.7 million and 0.2 million time-based nonvested stock units and market-based nonvested stock units, respectively, at a weighted average grant date fair value of $36.02 and $32.19, respectively, to our executive officers, non-executive employees and non-employee board members. During the nine months ended December 31, 2011, we granted 3.1 million and 0.4 million time-based nonvested stock units and market-based nonvested stock units, respectively, at a weighted average grant date fair value of $43.58 and $42.23, respectively, to our executive officers, non-executive employees and non-employee board members. Time-based nonvested stock units vest in annual increments over one or three years. Market-based nonvested stock units vest in 50% increments over two- and three-year periods upon achievement of certain targets related to our relative shareholder return as compared to the NASDAQ-100 Index over each performance period.
During the quarter and nine months ended December 31, 2011, we issued 0.3 million and 1.3 million shares of common stock, respectively, related to exercises of stock options and 0.7 million and 2.2 million shares of common stock, respectively, related to vesting of restricted stock units.
At December 31, 2011, we had approximately $237.5 million of total unrecognized compensation costs related to share-based awards that are expected to be recognized as expense over a remaining weighted-average period of two years.
Share-based compensation expense as recorded in our condensed consolidated statements of operations is summarized as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In millions)
Cost of license revenue	$1.1	$0.9	$3.4	$2.4
Cost of maintenance revenue	3.7	2.5	11.0	7.0
Cost of professional services revenue	1.4	1.3	3.9	3.5
Selling and marketing expenses	9.3	8.2	28.4	25.7
Research and development expenses	3.1	2.3	9.6	7.1
General and administrative expenses	12.5	10.1	36.4	30.6

Total share-based compensation expense	$31.1	$25.3	$92.7	$76.3

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
The following table summarizes our basic and diluted EPS computations for the quarters and nine months ended December 31, 2011 and 2010:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In millions, except per share data)
Basic earnings per share:
Net earnings	$119.9	$109.1	$330.3	$333.7
Less earnings allocated to participating securities	—	(0.1)	—	(0.3)

Net earnings allocated to common shares	$119.9	$109.0	$330.3	$333.4

Weighted average number of common shares outstanding	167.2	178.2	172.0	178.7

Basic earnings per share	$0.72	$0.61	$1.92	$1.87

Diluted earnings per share:
Net earnings	$119.9	$109.1	$330.3	$333.7
Less earnings allocated to participating securities	—	(0.1)	—	(0.3)

Net earnings allocated to common shares	$119.9	$109.0	$330.3	$333.4

Weighted average number of common shares outstanding	167.2	178.2	172.0	178.7
Incremental shares from assumed conversions of share-based awards	2.3	4.1	3.2	3.5

Adjusted weighted average number of common shares outstanding	169.5	182.3	175.2	182.2

Diluted earnings per share	$0.71	$0.60	$1.88	$1.83

For the quarter and nine months ended December 31, 2011, 4.9 million and 1.8 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive. For the quarter and nine months ended December 31, 2010, 0.4 million and 3.2 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive.

Treasury Stock
Our Board of Directors had previously authorized a total of $4.0 billion to repurchase common stock. In October 2011, our Board of Directors authorized an additional $1.0 billion to repurchase stock. During the quarter and nine months ended December 31, 2011, we repurchased 6.3 million and 15.1 million shares, respectively, for $225.0 million and $630.5 million, respectively, under the stock repurchase program. At December 31, 2011, approximately $1.0 billion remains authorized in the stock repurchase program, which does not have an expiration date. In addition, during the quarter and nine months ended December 31, 2011, we repurchased 0.2 million and 0.6 million shares, respectively, for $8.7 million and $31.7 million, respectively, to satisfy employee tax withholding obligations upon the vesting of share-based awards.
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
We also had outstanding letters of credit, performance bonds and similar instruments at December 31, 2011 of approximately $31.6 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.
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
We are currently litigating a matter in Brazilian courts as to whether a tax applies to the remittance of software payments from our Brazilian operations. In February 2007, a law was enacted that clarified that this particular tax did not apply to the remittance of software payments, retroactive to January 1, 2006. We continue to pursue a favorable resolution on this matter for years prior to January 1, 2006. While we believe we will ultimately prevail based on the merits of our position, if we do not, we could incur a charge of up to approximately $13 million based on current exchange rates; however, we cannot predict the timing or ultimate outcome of this matter.
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
The following tables summarize segment performance for the quarters and nine months ended December 31, 2011 and 2010:

	Enterprise	Mainframe
	Service	Service
Quarter Ended December 31, 2011	Management	Management	Consolidated
	(In millions)
Revenue:
License	$133.7	$91.3	$225.0
Maintenance	147.7	124.6	272.3
Professional services	50.9	—	50.9

Total revenue	332.3	215.9	548.2
Direct and allocated indirect segment operating expenses:	256.1	79.4	335.5

Segment operating income	76.2	136.5	212.7

Unallocated operating expenses			(50.9)
Other loss, net			(3.5)

Earnings before income taxes			$158.3

	Enterprise	Mainframe
	Service	Service
Quarter Ended December 31, 2010	Management	Management	Consolidated
	(In millions)
Revenue:
License	$148.9	$85.7	$234.6
Maintenance	139.9	119.4	259.3
Professional services	46.0	—	46.0

Total revenue	334.8	205.1	539.9
Direct and allocated indirect segment operating expenses:	263.2	89.2	352.4

Segment operating income	71.6	115.9	187.5

Unallocated operating expenses			(48.1)
Other income, net			1.7

Earnings before income taxes			$141.1

	Enterprise	Mainframe
	Service	Service
Nine Months Ended December 31, 2011	Management	Management	Consolidated
	(In millions)
Revenue:
License	$398.2	$246.0	$644.2
Maintenance	434.5	372.9	807.4
Professional services	155.7	—	155.7

Total revenue	988.4	618.9	1,607.3
Direct and allocated indirect segment operating expenses:	763.8	243.9	1,007.7

Segment operating income	224.6	375.0	599.6

Unallocated operating expenses			(161.7)
Other loss, net			(9.9)

Earnings before income taxes			$428.0

	Enterprise	Mainframe
	Service	Service
Nine Months Ended December 31, 2010	Management	Management	Consolidated
	(In millions)
Revenue:
License	$393.4	$220.5	$613.9
Maintenance	413.4	352.2	765.6
Professional services	123.6	—	123.6

Total revenue	930.4	572.7	1,503.1
Direct and allocated indirect segment operating expenses:	717.0	250.4	967.4

Segment operating income	213.4	322.3	535.7

Unallocated operating expenses			(144.7)
Other loss, net			(3.5)

Earnings before income taxes			$387.5

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
In December 2011, the FASB issued guidance requiring new disclosures regarding balance sheet offsetting. This guidance requires entities to disclose the gross amounts of certain recognized financial assets and liabilities, to reconcile these amounts to the net positions recognized in the balance sheet and to provide qualitative disclosures about the rights of offset relating to these financial assets and liabilities. This new disclosure guidance is effective for us beginning with our first quarter of fiscal 2014.
(11) Subsequent Event
In January 2012, we announced our pending acquisition of Numara Software Holdings, Inc. (Numara), a leading global provider of integrated IT management solutions for mid-market companies. Subject to completion, we will acquire Numara for cash consideration of approximately $300 million. The completion of the acquisition is subject to customary closing conditions.

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

Overview
For the quarter and nine months ended December 31, 2011, our financial performance was solid across most of our core financial metrics. However, year over year ESM license bookings declined in both the quarter and nine month periods and were below our original expectations; refer to the additional discussion regarding ESM license bookings below. Select operating metrics for the quarter and nine months ended December 31, 2011 include:
•
Total bookings, which represent the contract value of new transactions that we closed and recorded, were $524.4 million for the quarter, representing a decrease of $69.7 million, or 11.7%, from the prior year quarter, and for the nine months ended December 31, 2011 were $1,522.2 million, representing an increase of $32.4 million, or 2.2%, over the prior year period. Within the first nine months of fiscal 2012, one large transaction generated total bookings of over $100 million, principally related to our MSM business.

•
Total license bookings were $236.8 million for the quarter, representing a decrease of $58.3 million, or 19.8%, from the prior year quarter, and for the nine months ended December 31, 2011 were $616.8 million, representing a decrease of $34.2 million, or 5.3%, from the prior year period. During the quarter, we closed 42 transactions with license bookings over $1 million (with total license bookings of $117.7 million) compared to 44 transactions with license bookings over $1 million (with total license bookings of $153.4 million) in the prior year quarter. During the nine months ended December 31, 2011, we closed 110 transactions with license bookings over $1 million (with total license bookings of $336.2 million) compared to 106 transactions with license bookings over $1 million (with total license bookings of $352.0 million) in the prior year period.

•
Within our ESM segment, where we believe performance is best evaluated on the basis of license bookings, total license bookings for the quarter decreased by $37.1 million, or 22.7%, from the prior year quarter, and for the nine months ended December 31, 2011 decreased by $55.9 million, or 13.7%, from the prior year period. We attribute these decreases principally to sales-related execution, including a decline in productive sales capacity caused by sales force attrition as well as a decrease in productivity associated with a reduction in average sales force tenure and experience levels. ESM license bookings in the current year have also been adversely impacted by challenging economic and financial conditions in key geographic areas and market segments, particularly within certain European regions and the U.S. public sector.

•
Within our MSM segment, where we believe performance is best evaluated based on total and annualized bookings over a trailing twelve months basis, total bookings for the trailing twelve months ended December 31, 2011 increased by $169.0 million, or 22.2%, and on an annualized basis, after normalizing for contract length, increased by $27.1 million, or 10.2%, as compared to the prior year period.

•
Total revenue for the quarter was $548.2 million, representing an increase of $8.3 million, or 1.5%, over the prior year quarter, and for the nine months ended December 31, 2011 was $1,607.3 million, representing an increase of $104.2 million, or 6.9%, over the prior year period. The increase for the quarter was reflective of maintenance and professional services revenue increases of $13.0 million, or 5.0%, and $4.9 million, or 10.7%, respectively, offset by a license revenue decrease of $9.6 million, or 4.1%. The increase for the nine months ended December 31, 2011 was reflective of license, maintenance and professional services revenue increases of $30.3 million, or 4.9%, $41.8 million, or 5.5%, and $32.1 million, or 26.0%, respectively. On a segment basis, total ESM revenue for the quarter decreased by $2.5 million, or 0.7%, and total MSM revenue increased by $10.8 million, or 5.3%, as compared to the prior year quarter, and for the nine months ended December 31, 2011, total ESM revenue increased by $58.0 million, or 6.2%, and total MSM revenue increased by $46.2 million, or 8.1%, over the prior year period.

•
Operating income for the quarter was $161.8 million, representing an increase of $22.4 million, or 16.1%, over the prior year quarter, and for the nine months ended December 31, 2011 was $437.9 million, representing an increase of $46.9 million, or 12.0%, over the prior year period. Non-GAAP operating income for the quarter was $212.7 million, representing an increase of $25.2 million, or 13.4%, over the prior year quarter, and for the nine months ended December 31, 2011 was $599.6 million, representing an increase of $63.9 million, or 11.9%, over the prior year period.

•
Net earnings for the quarter were $119.9 million, representing an increase of $10.8 million, or 9.9%, over the prior year quarter, and for the nine months ended December 31, 2011 were $330.3 million, representing a decrease of $3.4 million, or 1.0%, from the prior year period. The decrease for the nine months ended December 31, 2011 was due to discrete tax benefits recorded by us in the prior year period in connection with tax authority settlements. Non-GAAP net earnings for the quarter were $156.9 million, representing an increase of $13.7 million, or 9.6%, over the prior year quarter, and for the nine months ended December 31, 2011 were $439.6 million, representing an increase of $34.7 million, or 8.6%, over the prior year period.

•
Diluted earnings per share for the quarter was $0.71, representing an increase of $0.11 per share, or 18.3%, over the prior year quarter, and for the nine months ended December 31, 2011 was $1.88, representing an increase of $0.05 per share, or 2.7%, over the prior year period. Non-GAAP diluted earnings per share was $0.93, representing an increase of $0.14 per share, or 17.7%, over the prior year quarter, and for the nine months ended December 31, 2011 was $2.51, representing an increase of $0.29 per share, or 13.1%, over the prior year period.

•
Cash flows from operations for the nine months ended December 31, 2011 were $587.4 million, representing an increase of $112.6 million, or 23.7%, over the prior year period. We closed out the quarter with a strong balance sheet at December 31, 2011, including $1.4 billion in cash, cash equivalents and investments and $1.9 billion in deferred revenue.

We continue to invest in our technology leadership, including in the areas of cloud computing and software-as-a-service (SaaS). In addition to our ongoing product development efforts, we consummated several strategic acquisitions across both our ESM and MSM segments during the nine months ended December 31, 2011. In our ESM segment, we acquired Coradiant Inc., Aeroprise, Inc. and StreamStep, Inc. In our MSM segment, we completed the purchase of Neon Enterprise Software, LLC’s IMS software portfolio and I/O Concepts Software Corporation. Additionally, in January 2012, we also announced our pending acquisition of Numara Software Holdings, Inc., a leader in service management solutions for mid-market companies. This acquisition within our ESM segment complements our on-premise and SaaS offerings, expanding our IT management solutions to small and mid-market businesses.
We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter and nine months ended December 31, 2011, we repurchased 6.3 million and 15.1 million shares, respectively, for a total value of $225.0 million and $630.5 million, respectively. In October 2011, our Board of Directors authorized an additional $1.0 billion to repurchase stock.
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

	Percentage of Total Revenue
	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenue:
License	41.0%	43.5%	40.1%	40.9%
Maintenance	49.7%	48.0%	50.2%	50.9%
Professional services	9.3%	8.5%	9.7%	8.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenue	7.0%	6.0%	7.2%	6.3%
Cost of maintenance revenue	8.4%	8.1%	8.7%	8.3%
Cost of professional services revenue	9.6%	10.1%	9.5%	8.8%
Selling and marketing expenses	28.1%	29.7%	28.1%	29.6%
Research and development expenses	7.0%	8.3%	7.6%	8.4%
General and administrative expenses	9.2%	10.4%	10.0%	10.8%
Amortization of intangible assets	1.1%	1.6%	1.6%	1.7%
Total operating expenses	70.5%	74.2%	72.8%	74.0%
Operating income	29.5%	25.8%	27.2%	26.0%
Other income (loss), net	(0.6)%	0.3%	(0.6)%	(0.2)%
Earnings before income taxes	28.9%	26.1%	26.6%	25.8%
Provision for income taxes	7.0%	5.9%	6.1%	3.6%
Net earnings	21.9%	20.2%	20.5%	22.2%

Revenue
The following table provides information regarding software license and software maintenance revenue for the quarters and nine months ended December 31, 2011 and 2010:

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
Software License Revenue	2011	2010	% Change	2011	2010	% Change
	(In millions)			(In millions)
Enterprise Service Management	$133.7	$148.9	(10.2)%	$398.2	$393.4	1.2%
Mainframe Service Management	91.3	85.7	6.5%	246.0	220.5	11.6%

Total software license revenue	$225.0	$234.6	(4.1)%	$644.2	$613.9	4.9%

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
Software Maintenance Revenue	2011	2010	% Change	2011	2010	% Change
	(In millions)			(In millions)
Enterprise Service Management	$147.7	$139.9	5.6%	$434.5	$413.4	5.1%
Mainframe Service Management	124.6	119.4	4.4%	372.9	352.2	5.9%

Total software maintenance revenue	$272.3	$259.3	5.0%	$807.4	$765.6	5.5%

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
Total Software Revenue	2011	2010	% Change	2011	2010	% Change
	(In millions)			(In millions)
Enterprise Service Management	$281.4	$288.8	(2.6)%	$832.7	$806.8	3.2%
Mainframe Service Management	215.9	205.1	5.3%	618.9	572.7	8.1%

Total software revenue	$497.3	$493.9	0.7%	$1,451.6	$1,379.5	5.2%

Software License Revenue
License revenue for the quarter ended December 31, 2011 was $225.0 million, a decrease of $9.6 million, or 4.1%, from the prior year quarter. This decrease was attributable to a decrease in our ESM segment license revenue, offset by an increase in our MSM segment license revenue, as further discussed below. Recognition of license revenue that was deferred in prior periods decreased S4.6 million for the quarter ended December 31, 2011 as compared to the prior year quarter. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 55% in the current quarter as compared to 46% in the prior year quarter.
License revenue for the nine months ended December 31, 2011 was $644.2 million, an increase of $30.3 million, or 4.9%, over the prior year period. This increase was attributable to increases in our ESM and MSM segment license revenues, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $16.2 million for the nine months ended December 31, 2011 as compared to the prior year period. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 54% in the current period as compared to 50% in the prior year period.
ESM license revenue was $133.7 million, or 59.4%, and $398.2 million, or 61.8%, of our total license revenue for the quarter and nine months ended December 31, 2011, respectively, and $148.9 million, or 63.5%, and $393.4 million, or 64.1%, of our total license revenue for the quarter and nine months ended December 31, 2010, respectively. ESM license revenue for the quarter ended December 31, 2011 decreased by $15.2 million, or 10.2%, from the prior year quarter, primarily due to a $10.8 million decrease in the recognition of previously deferred license revenue and a $4.4 million reduction in upfront license revenue recognized in connection with new transactions. The decrease in upfront license revenue recognized in the quarter ended December 31, 2011 was attributable to a decrease in license bookings, partially offset by a higher percentage of such bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms. ESM license revenue for the nine months ended December 31, 2011 increased by $4.8 million, or 1.2%, over the prior year period, primarily due to an $8.3 million increase in the amount of upfront license revenue recognized in connection with new transactions, offset by a $3.5 million decrease in the recognition of previously deferred license revenue. The increase in upfront license revenue recognized in the nine months ended December 31, 2011 was attributable to a higher percentage of license bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms, partially offset by a decrease in license bookings.

MSM license revenue was $91.3 million, or 40.6%, and $246.0 million, or 38.2%, of our total license revenue for the quarter and nine months ended December 31, 2011, respectively, and $85.7 million, or 36.5%, and $220.5 million, or 35.9%, of our total license revenue for the quarter and nine months ended December 31, 2010, respectively. MSM license revenue for the quarter ended December 31, 2011 increased by $5.6 million, or 6.5%, over the prior year quarter. This increase was primarily due to a $6.2 million increase in the recognition of previously deferred license revenue, partially offset by a nominal decrease in the amount of upfront license revenue recognized in connection with new transactions. MSM license revenue for the nine months ended December 31, 2011 increased by $25.5 million, or 11.6%, over the prior year period. This increase was primarily due to a $19.7 million increase in the recognition of previously deferred license revenue and a $5.8 million increase in the amount of upfront license revenue recognized in connection with new transactions. The increase in upfront license revenue recognized in the nine months ended December 31, 2011 was attributable to an increase in license bookings, partially offset by a lower percentage of license bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms.
Deferred License Revenue
For the quarters and nine months ended December 31, 2011 and 2010, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In millions)
Deferrals of license revenue	$107.6	$160.1	$281.6	$326.1
Recognition from deferred license revenue	(95.8)	(100.4)	(307.0)	(290.8)
Impact of foreign currency exchange rate changes	—	0.8	(2.0)	1.8

Net increase (decrease) in deferred license revenue	$11.8	$60.5	$(27.4)	$37.1

Deferred license revenue balance at end of period	$658.7	$661.3	$658.7	$661.3
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
Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized from the deferred revenue balance in each future quarter is generally predictable. At December 31, 2011, the deferred license revenue balance was $658.7 million. Estimated future recognition from deferred license revenue at December 31, 2011 is (in millions):

Remainder of fiscal 2012	$96.9
Fiscal 2013	280.0
Fiscal 2014 and thereafter	281.8

$658.7

Software Maintenance Revenue
Maintenance revenue for the quarter ended December 31, 2011 was $272.3 million, an increase of $13.0 million, or 5.0%, over the prior year quarter, due to increases in both ESM and MSM maintenance revenue, as discussed below. Maintenance revenue for the nine months ended December 31, 2011 was $807.4 million, an increase of $41.8 million, or 5.5%, over the prior year period, due to increases in both ESM and MSM maintenance revenue, as discussed below.
ESM maintenance revenue was $147.7 million, or 54.2%, and $434.5 million, or 53.8%, of our total maintenance revenue for the quarter and nine months ended December 31, 2011, respectively, and $139.9 million, or 54.0%, and $413.4 million, or 54.0%, of our total maintenance revenue for the quarter and nine months ended December 31, 2010, respectively. ESM maintenance revenue for the quarter ended December 31, 2011 increased by $7.8 million, or 5.6%, over the prior year quarter. ESM maintenance revenue for the nine months ended December 31, 2011 increased by $21.1 million, or 5.1%, over the prior year period. These increases were attributable primarily to an expanded installed ESM customer license base.

MSM maintenance revenue was $124.6 million, or 45.8%, and $372.9 million, or 46.2%, of our total maintenance revenue for the quarter and nine months ended December 31, 2011, respectively, and $119.4 million, or 46.0%, and $352.2 million, or 46.0%, of our total maintenance revenue for the quarter and nine months ended December 31, 2010, respectively. MSM maintenance revenue for the quarter ended December 31, 2011 increased by $5.2 million, or 4.4%, over the prior year quarter. MSM maintenance revenue for the nine months ended December 31, 2011 increased by $20.7 million, or 5.9%, over the prior year period. These increases were attributable primarily to the expansion of our installed MSM customer license base and increased capacities of the current installed base.
Deferred Maintenance Revenue
At December 31, 2011, the deferred maintenance revenue balance was $1.2 billion. Estimated future recognition from deferred maintenance revenue at December 31, 2011 is (in millions):

Remainder of fiscal 2012	$202.9
Fiscal 2013	532.4
Fiscal 2014 and thereafter	440.2

$1,175.5

Domestic vs. International Revenue

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
	2011	2010	% Change	2011	2010	% Change
	(In millions)			(In millions)
License:
Domestic	$107.4	$105.8	1.5%	$314.9	$291.3	8.1%
International	117.6	128.8	(8.7)%	329.3	322.6	2.1%

Total license revenue	225.0	234.6	(4.1)%	644.2	613.9	4.9%

Maintenance:
Domestic	144.6	139.3	3.8%	432.5	416.6	3.8%
International	127.7	120.0	6.4%	374.9	349.0	7.4%

Total maintenance revenue	272.3	259.3	5.0%	807.4	765.6	5.5%

Professional services:
Domestic	25.7	20.5	25.4%	77.1	58.4	32.0%
International	25.2	25.5	(1.2)%	78.6	65.2	20.6%

Total professional services revenue	50.9	46.0	10.7%	155.7	123.6	26.0%

Total domestic revenue	277.7	265.6	4.6%	824.5	766.3	7.6%
Total international revenue	270.5	274.3	(1.4)%	782.8	736.8	6.2%

Total revenue	$548.2	$539.9	1.5%	$1,607.3	$1,503.1	6.9%

We estimate that the effect of foreign currency exchange rate fluctuations on our international revenue resulted in an approximate $1 million decrease in revenue for the quarter ended December 31, 2011, and an approximate $14 million increase in revenue for the nine months ended December 31, 2011, respectively, as compared to the respective prior year periods, on a constant currency basis.
Domestic License Revenue
Domestic license revenue was $107.4 million, or 47.7%, and $314.9 million, or 48.9%, of our total license revenue for the quarter and nine months ended December 31, 2011, respectively, and $105.8 million, or 45.1%, and $291.3 million, or 47.5%, of our total license revenue for the quarter and nine months ended December 31, 2010, respectively. Domestic license revenue for the quarter ended December 31, 2011 increased by $1.6 million, or 1.5%, over the prior year quarter, due to a $1.9 million increase in ESM license revenue, offset by a $0.3 million decrease in MSM license revenue. Domestic license revenue for the nine months ended December 31, 2011 increased by $23.6 million, or 8.1%, over the prior year period, due to a $13.6 million increase in ESM license revenue and a $10.0 million increase in MSM license revenue.

International License Revenue
International license revenue was $117.6 million, or 52.3%, and $329.3 million, or 51.1%, of our total license revenue for the quarter and nine months ended December 31, 2011, respectively, and $128.8 million or 54.9%, and $322.6 million, or 52.5%, of our total license revenue for the quarter and nine months ended December 31, 2010, respectively.
International license revenue for the quarter ended December 31, 2011 decreased by $11.2 million, or 8.7%, from the prior year quarter, due to a $17.1 million decrease in ESM license revenue, offset by a $5.9 million increase in MSM license revenue. The ESM license revenue decrease was attributable primarily to decreases of $11.9 million and $4.6 million in our Europe, Middle East and Africa (EMEA) and Asia Pacific markets, respectively. The MSM license revenue increase was attributable primarily to increases of $4.0 million and $2.3 million in our Latin America and Canada markets, respectively.
International license revenue for the nine months ended December 31, 2011 increased by $6.7 million, or 2.1%, over the prior year period, due to a $15.6 million increase in MSM license revenue, offset by an $8.9 million decrease in ESM license revenue. The MSM license revenue increase was attributable to increases of $10.4 million, $9.9 million and $1.7 million in our Latin America, EMEA and Asia Pacific markets, respectively, offset by a $6.4 million decrease in our Canada market. The ESM license revenue decrease was attributable to decreases of $15.7 million and $2.8 million in our EMEA and Latin America markets, respectively, offset by increases of $6.3 million and $3.3 million in our Asia Pacific and Canada markets, respectively.
Domestic Maintenance Revenue
Domestic maintenance revenue was $144.6 million, or 53.1%, and $432.5 million, or 53.6%, of our total maintenance revenue for the quarter and nine months ended December 31, 2011, respectively, and $139.3 million, or 53.7%, and $416.6 million, or 54.4%, of our total maintenance revenue for the quarter and nine months ended December 31, 2010, respectively. Domestic maintenance revenue for the quarter ended December 31, 2011 increased by $5.3 million, or 3.8%, over the prior year quarter, due to a $3.5 million increase in ESM maintenance revenue and a $1.8 million increase in MSM maintenance revenue. Domestic maintenance revenue for the nine months ended December 31, 2011 increased by $15.9 million, or 3.8%, over the prior year period, due to an $11.5 million increase in ESM maintenance revenue and a $4.4 million increase in MSM maintenance revenue.
International Maintenance Revenue
International maintenance revenue was $127.7 million, or 46.9%, and $374.9 million, or 46.4%, of our total maintenance revenue for the quarter and nine months ended December 31, 2011, respectively, and $120.0 million, or 46.3%, and $349.0 million, or 45.6%, of our total maintenance revenue for the quarter and nine months ended December 31, 2010, respectively.
International maintenance revenue for the quarter ended December 31, 2011 increased by $7.7 million, or 6.4%, over the prior year quarter, due to a $4.2 million increase in ESM maintenance revenue and a $3.5 million increase in MSM maintenance revenue. The ESM maintenance revenue increase was attributable primarily to increases of $2.8 million and $1.4 million in our EMEA and Asia Pacific markets. The MSM maintenance revenue increase was attributable primarily to increases of $2.4 million and $1.2 million in our Latin America and EMEA markets, respectively.
International maintenance revenue for the nine months ended December 31, 2011 increased by $25.9 million, or 7.4%, over the prior year period, due to a $9.6 million increase in ESM maintenance revenue and a $16.3 million increase in MSM maintenance revenue. The ESM maintenance revenue increase was attributable to increases of $4.6 million and $3.2 million in our Asia Pacific and EMEA markets, respectively, and a combined net increase of $1.8 million in our other international markets. The MSM maintenance revenue increase was attributable to increases of $7.9 million and $6.2 million in our Latin America and EMEA markets, respectively, and a combined net increase of $2.2 million in our other international markets.
Professional Services Revenue
Professional services revenue for the quarter ended December 31, 2011 increased by $4.9 million, or 10.7%, over the prior year quarter, which is reflective of a $5.2 million, or 25.4%, increase in domestic professional services revenue, offset by a $0.3 million, or 1.2%, decrease in international professional services revenue. Professional services revenue for the nine months ended December 31, 2011 increased by $32.1 million, or 26.0%, over the prior year period, which is reflective of an $18.7 million, or 32.0%, increase in domestic professional services revenue and a $13.4 million, or 20.6%, increase in international professional services revenue. These increases were attributable primarily to increases in implementation, consulting and education services revenue period over period, including increased demand for cloud implementations.

Operating Expenses

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
	2011	2010	% Change	2011	2010	% Change
	(In millions)			(In millions)
Cost of license revenue	$38.6	$32.5	18.8%	$116.2	$95.2	22.1%
Cost of maintenance revenue	46.2	43.7	5.7%	139.5	124.3	12.2%
Cost of professional services revenue	52.8	54.7	(3.5)%	153.4	132.0	16.2%
Selling and marketing expenses	154.1	160.2	(3.8)%	452.3	445.5	1.5%
Research and development expenses	38.5	45.0	(14.4)%	121.5	126.9	(4.3)%
General and administrative expenses	50.4	56.0	(10.0)%	160.0	163.0	(1.8)%
Amortization of intangible assets	5.8	8.4	(31.0)%	26.5	25.2	5.2%

Total operating expenses	$386.4	$400.5	(3.5)%	$1,169.4	$1,112.1	5.2%

We estimate that the effect of foreign currency exchange rate fluctuations on our international operating expenses resulted in an approximate $2 million reduction and an approximate $19 million increase in operating expenses for the quarter and nine months ended December 31, 2011, respectively, as compared to the prior year periods, on a constant currency basis.
Cost of License Revenue
Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For the quarter and nine months ended December 31, 2011, cost of license revenue was $38.6 million, or 7.0%, and $116.2 million, or 7.2%, of total revenue, respectively, and 17.2% and 18.0% of license revenue, respectively. For the quarter and nine months ended December 31, 2010, cost of license revenue was $32.5 million, or 6.0%, and $95.2 million, or 6.3%, of total revenue, respectively, and 13.9% and 15.5% of license revenue, respectively.
Cost of license revenue for the quarter ended December 31, 2011 increased by $6.1 million, or 18.8%, over the prior year quarter. This increase was attributable primarily to a $3.8 million increase in the amortization of capitalized software development costs and a $2.8 million increase in the amortization of acquired technology.
Cost of license revenue for the nine months ended December 31, 2011 increased by $21.0 million, or 22.1%, over the prior year period. This increase was attributable primarily to a $15.5 million increase in the amortization of capitalized software development costs and a $5.7 million increase in the amortization of acquired technology.
Cost of Maintenance Revenue
Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers. For the quarter and nine months ended December 31, 2011, cost of maintenance revenue was $46.2 million, or 8.4%, and $139.5 million, or 8.7%, of total revenue, respectively, and 17.0% and 17.3% of maintenance revenue, respectively. For the quarter and nine months ended December 31, 2010, cost of maintenance revenue was $43.7 million, or 8.1%, and $124.3 million, or 8.3%, of total revenue, respectively, and 16.9% and 16.2% of maintenance revenue, respectively.
Cost of maintenance revenue for the quarter ended December 31, 2011 increased by $2.5 million, or 5.7%, over the prior year quarter. This increase was attributable to a $2.5 million increase in third party maintenance outsourcing costs, a $1.2 million increase in share-based compensation expense and a $1.6 million net increase in other expenses, offset by a $2.8 million decrease in personnel costs allocated to maintenance projects.
Cost of maintenance revenue for the nine months ended December 31, 2011 increased by $15.2 million, or 12.2%, over the prior year period. This increase was attributable to a $6.4 million increase in third party maintenance outsourcing costs, a $4.0 million increase in share-based compensation expense, a $1.9 million increase in maintenance-based royalties to third parties and a $2.9 million net increase in other expenses.

Cost of Professional Services Revenue
Cost of professional services revenue consists primarily of salaries, related personnel costs and third party fees associated with implementation, consulting and education services that we provide to our customers and the related infrastructure to support this business. For the quarter and nine months ended December 31, 2011, cost of professional services revenue was $52.8 million, or 9.6%, and $153.4 million, or 9.5%, of total revenue, respectively, and 103.7% and 98.5% of professional services revenue, respectively. For the quarter and nine months ended December 31, 2010, cost of professional services revenue was $54.7 million, or 10.1%, and $132.0 million, or 8.8%, of total revenue, respectively, and 118.9% and 106.8% of professional services revenue, respectively.
Cost of professional services revenue for the quarter ended December 31, 2011 decreased by $1.9 million, or 3.5%, from the prior year quarter. This decrease was attributable primarily to a $6.6 million decrease in third party subcontracting fees offset by a $5.1 million increase in personnel and related costs.
Cost of professional services revenue for the nine months ended December 31, 2011 increased by $21.4 million, or 16.2%, over the prior year period. This increase was attributable primarily to a $15.2 million increase in personnel and related costs and a $5.3 million increase in third party subcontracting fees.
Selling and Marketing Expenses
Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarter and nine months ended December 31, 2011, selling and marketing expenses were $154.1 million, or 28.1%, and $452.3 million, or 28.1%, of total revenue, respectively. For the quarter and nine months ended December 31, 2010, selling and marketing expenses were $160.2 million, or 29.7%, and $445.5 million, or 29.6%, of total revenue, respectively.
Selling and marketing expenses for the quarter ended December 31, 2011 decreased by $6.1 million, or 3.8%, from the prior year quarter. This decrease was primarily attributable to a net decrease in personnel and related costs of $1.5 million (principally due to a decrease in variable compensation expense of $4.4 million as a result of decreased license revenue, offset by an increase in wages of $3.6 million due to an increase in sales personnel headcount), a $2.7 million decrease in legal costs relating to a fiscal 2011 matter and a $1.9 million net decrease in other expenses.
Selling and marketing expenses for the nine months ended December 31, 2011 increased by $6.8 million, or 1.5%, over the prior year period. This increase was attributable to a $6.8 million increase in sales personnel and related costs, principally due to an increase in sales personnel headcount, and a $2.7 million increase in share-based compensation expense, offset by a $2.7 million decrease in legal costs relating to a fiscal 2011 matter.
Research and Development Expenses
Research and development expenses consist primarily of salaries and personnel costs (including third party subcontracting fees) related to software developers and development support personnel, including product management, software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For the quarter and nine months ended December 31, 2011, research and development expenses were $38.5 million, or 7.0%, and $121.5 million, or 7.6%, of total revenue, respectively. For the quarter and nine months ended December 31, 2010, research and development expenses were $45.0 million, or 8.3%, and $126.9 million, or 8.4%, of total revenue, respectively.
Research and development expenses for the quarter ended December 31, 2011 decreased by $6.5 million, or 14.4%, from the prior year quarter. This decrease was attributable primarily to a $6.1 million increase in capitalized research and development costs related to software development projects, due to the scope and timing of several key future product releases.
Research and development expenses for the nine months ended December 31, 2011 decreased by $5.4 million, or 4.3%, from the prior year period. This decrease reflects a $5.5 million increase in personnel and related costs and a $2.5 million increase in share-based compensation expense, offset by a $12.1 million increase in capitalized research and development costs related to software development projects, due to the scope and timing of several key future product releases, and a $1.3 million net decrease in other expenses.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. For the quarter and nine months ended December 31, 2011, general and administrative expenses were $50.4 million, or 9.2%, and $160.0 million, or 10.0%, of total revenue, respectively. For the quarter and nine months ended December 31, 2010, general and administrative expenses were $56.0 million, or 10.4%, and $163.0 million, or 10.8%, of total revenue, respectively.
General and administrative expenses for the quarter ended December 31, 2011 decreased by $5.6 million, or 10.0%, from the prior year quarter. This decrease was attributable primarily to a $7.1 million decrease in personnel costs, principally due to a decrease in variable compensation expense, and a $1.4 million decrease in facilities expenses, offset by a $2.4 million increase in share-based compensation expense.
General and administrative expenses for the nine months ended December 31, 2011 decreased by $3.0 million, or 1.8%, from the prior year period. This decrease was attributable to a $9.3 million decrease in personnel costs, principally due to a decrease in variable compensation expense, and a $2.9 million decrease in facilities expenses, offset by a $5.8 million increase in share-based compensation expense and a $3.4 million net increase in other expenses.
Amortization of Intangible Assets
Amortization of intangible assets consists of the amortization of customer relationships and other intangible assets recorded in connection with our business combinations. For the quarter and nine months ended December 31, 2011, amortization of intangible assets was $5.8 million and $26.5 million, respectively. For the quarter and nine months ended December 31, 2010, amortization of intangible assets was $8.4 million and $25.2 million, respectively.
Amortization of intangible assets for the quarter ended December 31, 2011 decreased by $2.6 million, or 31.0%, from the prior year quarter. This decrease was attributable primarily to a current quarter accounting correction related to the foreign currency impacts of certain intangible assets associated with a fiscal 2000 business combination, which had the effect of decreasing intangible asset amortization expense by $4.5 million in the quarter. The remaining variance is attributable to amortization associated with intangible assets acquired in connection with our fiscal 2011 and 2012 acquisitions, partially offset by a reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized.
Amortization of intangible assets for the nine months ended December 31, 2011 increased by $1.3 million, or 5.2%, over the prior year period. This increase was attributable primarily to amortization associated with intangible assets acquired in connection with our fiscal 2011 and 2012 acquisitions, partially offset by a reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized. Additionally, the accounting correction recorded in the current quarter, as noted above, had the effect of decreasing intangible asset amortization expense by $4.5 million for the nine months ended December 31, 2011.
Other Income (Loss), Net
Other income (loss), net, consists primarily of interest earned, realized gains and losses on investments and interest expense on our senior unsecured notes due 2018 and capital leases. Other income (loss), net, for the quarter and nine months ended December 31, 2011, was a loss of $3.5 million and $9.9 million, respectively. Other income (loss), net, for the quarter and nine months ended December 31, 2010, was income of $1.7 million and a loss of $3.5 million, respectively.
The change in other income (loss), net for the quarter ended December 31, 2011 was attributable primarily to a $3.4 million reduction in net gains on investments and a $1.2 million reduction in foreign currency gains from the prior year quarter.
The change in other income (loss), net for the nine months ended December 31, 2011 was attributable primarily to a $5.7 million reduction in net gains on investments.

Income Taxes
Income tax expense was $38.4 million and $97.7 million for the quarter and nine months ended December 31, 2011, respectively, resulting in effective tax rates of 24.3% and 22.8%, respectively. Income tax expense was $32.0 million and $53.8 million for the quarter and nine months ended December 31, 2010, respectively, resulting in effective tax rates of 22.7% and 13.9%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarter and nine months ended December 31, 2011, the overall favorable effects of foreign tax rates on our effective tax rate were 7.3% and 8.6% of pre-tax earnings, respectively. During the quarter and nine months ended December 31, 2010, the overall favorable effects of foreign tax rates on our effective tax rate were 10.9% and 11.7% of pre-tax earnings, respectively. During the nine months ended December 31, 2011 and 2010, we also recorded discrete net tax benefits of $6.2 million and $32.0 million, respectively, associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 1.4% and 8.3% of pre-tax earnings, respectively. Our effective tax rate could fluctuate on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates.
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

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In millions)		(In millions)
Operating income:
GAAP operating income	$161.8	$139.4	$437.9	$391.0
Share-based compensation expense (1)	31.1	25.3	92.7	76.3
Amortization of intangible assets (2)	19.5	19.3	66.1	59.0
Severance, exit costs and related charges (3)	0.3	3.5	2.9	9.4

Non-GAAP operating income	$212.7	$187.5	$599.6	$535.7

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In millions)		(In millions)
Net earnings:
GAAP net earnings	$119.9	$109.1	$330.3	$333.7
Share-based compensation expense (1)	31.1	25.3	92.7	76.3
Amortization of intangible assets (2)	19.5	19.3	66.1	59.0
Severance, exit costs and related charges (3)	0.3	3.5	2.9	9.4
Provision for income taxes on above pre-tax non-GAAP adjustments (4)	(13.9)	(14.0)	(46.2)	(41.5)
Certain discrete tax items (5)	—	—	(6.2)	(32.0)

Non-GAAP net earnings	$156.9	$143.2	$439.6	$404.9

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Diluted earnings per share*:
GAAP diluted earnings per share	$0.71	$0.60	$1.88	$1.83
Share-based compensation expense (1)	0.18	0.14	0.53	0.42
Amortization of intangible assets (2)	0.12	0.11	0.38	0.32
Severance, exit costs and related charges (3)	—	0.02	0.02	0.05
Provision for income taxes on above pre-tax non-GAAP adjustments (4)	(0.08)	(0.08)	(0.26)	(0.23)
Certain discrete tax items (5)	—	—	(0.04)	(0.18)

Non-GAAP diluted earnings per share*	$0.93	$0.79	$2.51	$2.22

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

(5)
Certain discrete tax items. Our non-GAAP financial measures exclude net tax benefits of $6.2 million and $32.0 million for the nine months ended December 31, 2011 and 2010, respectively, associated with tax authority settlements related to prior years’ tax matters. Management excludes the impact of these items in evaluating our performance. Therefore, we exclude these items when presenting non-GAAP financial measures.

Liquidity and Capital Resources
At December 31, 2011, we had $1.4 billion in cash, cash equivalents and investments, approximately 64.2% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $586.0 million of earnings that we have determined will be invested indefinitely in those operations. If such earnings were to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements. We also had outstanding letters of credit, performance bonds and similar instruments at December 31, 2011 of approximately $31.6 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.
At December 31, 2011 and March 31, 2011, we held auction rate securities with a par value of $29.3 million and $29.8 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $25.9 million and $27.2 million at December 31, 2011 and March 31, 2011, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities and the put option discussed below using internally developed models of the expected cash flows of the securities which incorporate assumptions about the expected cash flows of the underlying student loans and estimates of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. During the quarter and nine months ended December 31, 2011, issuers redeemed available-for-sale holdings of $0.1 million and $0.5 million, respectively. During the quarter and nine months ended December 31, 2010, issuers redeemed available-for-sale holdings of $0.1 million and $11.0 million, respectively, and trading holdings of $5.4 million during the nine months ended December 31, 2010.
Additionally, in November 2008, we entered into a put agreement with a bank from which we acquired certain auction rate securities. On July 1, 2010, we exercised our right under this agreement to put the remaining securities subject to this agreement, with $11.2 million par value, to the bank.
In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC’s senior unsecured notes due 2018 (the Senior Notes), or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC’s Senior Notes, for interest periods of one, two, three or six months. As of December 31, 2011 and through February 1, 2012, we have not borrowed any funds under the Credit Facility.
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
Our cash flows for the nine months ended December 31, 2011 and 2010 were:

	Nine Months Ended
	December 31,
	2011	2010
	(In millions)
Net cash provided by operating activities	$587.4	$474.8
Net cash used in investing activities	(279.1)	(81.2)
Net cash used in financing activities	(627.4)	(226.1)
Effect of exchange rate changes on cash and cash equivalents	(22.3)	8.0

Net change in cash and cash equivalents	$(341.4)	$175.5

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities for the nine months ended December 31, 2011 increased by $112.6 million over the prior year period, attributable primarily to the net impact of working capital changes.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended December 31, 2011 increased by $197.9 million over the prior year period. This increase was attributable primarily to an increase in cash expended for our fiscal 2012 acquisitions and a decrease in net proceeds from the sales and maturities of investments.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended December 31, 2011 increased by $401.3 million over the prior year period. This increase was attributable primarily to an increase in treasury stock acquired and a decrease in proceeds from stock options exercised.
Treasury Stock Purchases
Our Board of Directors had previously authorized a total of $4.0 billion to repurchase common stock. In October 2011, our Board of Directors authorized an additional $1.0 billion to repurchase stock. During the quarter and nine months ended December 31, 2011, we purchased 6.3 million and 15.1 million shares, respectively, for $225.0 million and $630.5 million, respectively. From the inception of the stock repurchase authorization through December 31, 2011, we have purchased 147.9 million shares for $4.0 billion. At December 31, 2011, there was $1.0 billion remaining in the stock repurchase program, which does not have an expiration date. In addition, during the quarter and nine months ended December 31, 2011, we repurchased 0.2 million and 0.6 million shares, respectively, for $8.7 million and $31.7 million, respectively, to satisfy employee tax withholding obligations upon the vesting of share-based awards.
The repurchase of stock will continue to be funded primarily with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds below for a monthly detail of treasury stock purchases for the quarter ended December 31, 2011.

Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, share-based compensation, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended March 31, 2011 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the nine months ended December 31, 2011.
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
In December 2011, the FASB issued guidance requiring new disclosures regarding balance sheet offsetting. This guidance requires entities to disclose the gross amounts of certain recognized financial assets and liabilities, to reconcile these amounts to the net positions recognized in the balance sheet and to provide qualitative disclosures about the rights of offset relating to these financial assets and liabilities. This new disclosure guidance is effective for us beginning with our first quarter of fiscal 2014.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We previously disclosed the settlement, subject to pending appeals, of a class action suit involving one of our wholly-owned subsidiaries, Marimba, Inc. Recently, the sole remaining appeal of the court approved settlement was withdrawn with prejudice such that this matter is now finally resolved. There was no financial impact to the Company in connection with this settlement.
Item 1A. Risk Factors
There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended March 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased (1)	Share	Program (2)	Program (2)	the Program (2)
October 1 – 31, 2011	599,214	$38.25	588,453	$22,506,949	$1,202,761,352
November 1 – 30, 2011	4,902,126	$35.58	4,888,636	173,946,736	$1,028,814,616
December 1 – 31, 2011	1,056,211	$34.18	835,202	28,545,794	$1,000,268,822

Total	6,557,551	$35.64	6,312,291	$224,999,479	$1,000,268,822

(1)	Includes 245,260 shares of our common stock withheld by us to satisfy employee tax withholding obligations.

(2)
Our Board of Directors had previously authorized a total of $4.0 billion to repurchase common stock. In October 2011, our Board of Directors authorized an additional $1.0 billion to repurchase stock. At December 31, 2011, approximately $1.0 billion remains authorized in this stock repurchase program and the program does not have an expiration date.

Item 6. Exhibits
(a) Exhibits.

10.32	Amendment dated November 1, 2011 to Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp.

10.33	Amendment dated November 10, 2011 to Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher.

10.34	Amendment dated November 30, 2011 to Executive Employment Agreement between BMC Software, Inc. and William D. Miller.

31.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.

February 1, 2012	By:	/s/ ROBERT E. BEAUCHAMP Robert E. Beauchamp Chairman of the Board, President and Chief Executive Officer

February 1, 2012	By:	/s/ STEPHEN B. SOLCHER

Stephen B. Solcher Senior Vice President and Chief Financial Officer

Exhibits
INDEX

10.32	Amendment dated November 1, 2011 to Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp.

10.33	Amendment dated November 10, 2011 to Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher.

10.34	Amendment dated November 30, 2011 to Executive Employment Agreement between BMC Software, Inc. and William D. Miller.

31.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.