Form 10-K
period 2012-03-31
BMC SOFTWARE INC
filed 2012-05-10
CIK 835729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,556,067,000 at September 30, 2011 based upon the closing sale price of the Common Stock on the NASDAQ Stock Market reported on such date.

As of May 4, 2012, there were 161,082,000 outstanding shares of Common Stock, par value $.01, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to its 2012 Annual Stockholders Meeting, to be filed subsequently, are incorporated by reference into Part III.

This Annual Report on Form 10-K (Report) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Numerous important factors, risks and uncertainties, including, but not limited to, those contained in this Report, affect our operating results and could cause our actual results, levels of activity, performance or achievement to differ materially from the results expressed or implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations. You should pay particular attention to the important risk factors and cautionary statements described in the section of this Report entitled Risk Factors. You should also carefully review the cautionary statements described in the other documents we file from time to time with the Securities and Exchange Commission (SEC), specifically our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation to update any forward-looking statements. Information contained on our website is not part of this Report.

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

BladeLogic and the BladeLogic logo are the exclusive properties of BladeLogic, Inc. The BladeLogic trademark is registered with the U.S. Patent and Trademark Office, and may be registered or pending registration in other countries. All other BladeLogic trademarks, service marks and logos may be registered or pending registration in the U.S. or in other countries. All other trademarks or registered trademarks are the property of their respective owners.

ITIL® is a registered trademark of the Office of Government Commerce (OGC) in the United Kingdom and other countries.

IT Infrastructure Library® is a registered trademark of the Office of Government Commerce and is used here by BMC Software, Inc., under license from and with the permission of OGC.

DB2, IMS and IBM are trademarks or registered trademarks of International Business Machines Corporation in the United States, other countries or both.

Oracle and Java are registered trademarks of Oracle and/or its affiliates. Other names may be trademarks of their respective owners.

PART I

ITEM 1. Business

Overview

BMC Software, Inc. (collectively, we, us, our, the Company or BMC) is one of the world’s largest software companies. We provide IT management solutions for large, mid-sized and small enterprises and public sector organizations around the world. Our extensive portfolio of IT management software solutions simplifies and automates the management of IT processes, mainframe, distributed, virtualized and cloud computing environments, as well as applications and databases. We also provide our customers with maintenance and support services for our products and assist customers with software implementation, integration, IT process and organizational transformation, and education services. We were organized as a Texas corporation in 1980 and were reincorporated in Delaware in July 1988. Our principal corporate offices are located at 2101 CityWest Boulevard, Houston, Texas 77042-2827. Our main telephone number is (713) 918-8800, and our primary internet address is http://www.bmc.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Strategy

Our strategy is to be the leader in providing IT management solutions that simplify and automate complex IT functions and processes in order to improve IT efficiency and value. We believe “Business runs on IT” and that by helping our customers run their IT organizations smarter, faster and more intelligently, their businesses will thrive. Our solutions and services help businesses address key initiatives such as cloud computing, IT service management, proactive operations, data center automation, mainframe cost optimization and IT business management.

Responding to the needs of IT executives to optimize costs, increase business competitive advantage, improve service quality, manage risk and provide greater transparency, we provide solutions that enable Business Service Management (BSM), which we define as a universal platform for simplifying and automating the management of IT. Our BSM approach resonates powerfully with large enterprise customers and results in substantial savings and value created through improved IT operational efficiency, consistent service delivery and the ability to rapidly address changing business needs. We have developed our BSM platform so that it can be deployed at once as a full, comprehensive solution or over time as a series of modules. To accomplish this, we provide integrated products and solutions (see the Solutions and Products section below). Our current BSM offering represents continued innovation from internal development, strategic acquisitions and by partnering with leading technology providers. We are committed to further enhancing our BSM platform in order to help our customers better manage IT complexity across diverse infrastructures and processes. We are also committed to providing customer choice by delivering our products and solutions through a combination of methods, including on-premise delivery and software-as-a-service (SaaS).

At the core of our BSM platform, we provide a family of shared foundational technologies called BMC Atrium that provides the enabling architecture to unify information and processes from disparate management tools and to allow IT teams to focus on delivering business services. One of the key components of BMC Atrium is the BMC Atrium Configuration Management Database (CMDB). The BMC Atrium CMDB is an open-architected, federated, intelligent data repository that simplifies the management of IT configurations and delivers accurate visibility into the dependencies between business services, users and IT infrastructure across cloud, virtual, mainframe and distributed environments. Along with other components of BMC Atrium, the BMC Atrium CMDB enables a Configuration Management System that ensures a consistent approach to managing IT processes such as incident management, problem management, change management, configuration management, asset management and event management.

To help clients, we offer education and consulting services that include both industry best practices and our own best practices and are delivered through a comprehensive methodology that is focused on customer value realization. We provide services that assist our customers in defining, implementing and operating our BSM solutions, including technology, process and organizational assessment, design and transformation services. Our BSM solutions support best practices, including those found in IT Infrastructure Library (ITIL), the most widely adopted IT-related best practices framework, and we provide ITIL education and certification to customers and partners through our professional services organization.

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

We continue to expand our offerings to further our vision for Dynamic BSM which enables the on-demand provisioning and management of services using new computing platforms, such as cloud computing, in addition to traditional IT environments. In addition to our own efforts, we are working closely with other leading technology providers in the hardware, networking, managed services and SaaS markets to enable the industry’s most comprehensive and robust Dynamic BSM platform.

With the acquisition of Numara Software Holdings, Inc. (Numara) in February 2012, we are now extending the power and benefits of BSM to mid-sized and small business organizations. Anchored by Numara’s award-winning IT service management and IT asset management solutions, BMC can position our network automation, discovery and dependency mapping, and end user experience management solutions to meet the IT management needs of organizations of this size. Our strategy reflects the belief that one-size IT management offerings do not meet all customer needs, and BMC is committed to providing tailored solutions that address specific market requirements, including the need for ease of use and rapid time to value that is paramount to mid-sized and small business IT organizations.

Solutions and Products

We are organized into two software business segments, Enterprise Service Management (ESM) and Mainframe Service Management (MSM). This structure provides the focus required to align our resources and product development efforts to meet the demands of the markets we serve. Our leadership reviews the results of our business using these segments. For financial information related to these two segments, see Note 13 to the accompanying consolidated financial statements.

Our ESM segment consists of the following solution suites and related professional services:

•

BMC ProactiveNet Performance Management — Our solution suite in this area manages IT functions and processes such as availability and performance management, event management, service impact management and capacity optimization and provides proactive analytics to help IT identify issues before end users are affected by performance problems. Our solutions prioritize IT events based on business impact and help determine and initiate corrective actions to quickly restore services to the business. We were one of the first IT management leaders to bring business relevance to IT component events in this important market segment for our business. The end user experience management solution from our April 2011 acquisition of Coradiant Inc. (Coradiant) is included in this solution area.

•

BMC BladeLogic Automation — Our solution suite in this area manages IT functions and processes such as provisioning, configuration change and compliance automation for servers, networks, applications and databases. Our solutions help IT manage increasing complexity to support rapidly changing business needs, and include our Cloud Lifecycle Management solutions which are now in use by some of the world’s largest public sector organizations and commercial enterprises, including service providers and telecommunications companies. This market segment continues to attract significant customer interest due to the pervasive need for organizations to automate manually-intensive and time-consuming processes in order to achieve greater operational efficiency. The application release process management technology from our September 2011 acquisition of StreamStep, Inc. (StreamStep) is included in this solution area.

•

BMC Remedy IT Service Management, BMC Remedy OnDemand and BMC RemedyForce — Our on-premise and SaaS offerings in this area manage IT functions and processes such as the service desk, incident management, service request management, problem management, asset management, service level management, change and release management and identity management. These solutions, built around BMC’s market-leading Remedy brand and related intellectual property, manage and improve IT service as perceived by business end users. They drive improvements in efficiency through application of best practices (such as ITIL) and drive down costs by helping end users solve their own problems, reducing the number of calls to the service desk and tracking the status of IT requests. In this area, we also offer solutions to manage various business functions in IT such as financial planning and budgeting, demand and resource management, supplier management, service cost management and IT controls. In fiscal 2012, we demonstrated our continued growth as a SaaS solution provider and had more than 300 customers live on our SaaS offerings by March 2012. In addition, the mobile IT management capabilities from our June 2011 acquisition of Aeroprise, Inc. (Aeroprise) are included in this solution area.

•

BMC FootPrints and BMC Track-It! — Addressing the IT service management and IT asset management needs of mid-sized and small business organizations, we offer solutions designed specifically to address the functionality, ease of use and rapid time-to-value requirements of these market segments. With a broad range of capabilities comparable to that of our enterprise Remedy offerings, BMC is positioned to provide the broadest range of solutions in this area to help IT organizations evolve their capabilities as they grow in size or complexity. These solutions were added to our portfolio upon our February 2012 acquisition of Numara.

•

BMC Atrium — Our BMC Atrium offering provides a family of shared foundational technologies in each of our enterprise solution suites that unifies information and processes from disparate management tools and also discovers, models, visualizes and assigns priorities to business services. It includes our BMC Atrium CMDB, a widely implemented and industry-leading CMDB. Our BMC Atrium offering also includes comprehensive discovery and dependency mapping, process and task workflow orchestration, service level management, dashboard and analytic reporting, and service catalog products and capabilities.

•

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

Our MSM segment addresses IT requirements for mainframe data and performance management, middleware management and enterprise workload automation. These solutions, many of which are integrated with the BMC Atrium CMDB, help our customers consistently meet service objectives while lowering the cost of mainframe, middleware and workload operations by: (i) increasing the availability of their critical business applications; (ii) reducing their hardware resource requirements; (iii) managing ever increasing data, transaction and task volumes with the same or reduced number of staff; and (iv) mitigating the risk and cost associated with regulatory compliance issues facing mainframe, middleware and workload automation organizations. Our MSM solutions are organized into two areas:

•

Data and Performance Management — Our mainframe data and performance management solutions ensure the availability and reliability of the business critical data, applications and systems that support mission critical business processes for many of the largest companies worldwide. These solutions help customers optimize the performance, facilitate the administration and enhance the recoverability of the corporate data housed in IBM®’s DB2® and IMS™ databases. Our MainView product line delivers business-centric systems management, intelligent optimization and capacity management for an extensive array of mainframe infrastructure components. Our MainView AutoOperator products enable automation of comprehensive monitoring, problem diagnosis and resolution through real-time execution of pre-defined tasks. The MainView architecture facilitates seamless integration of the entire product line for faster problem resolution. Our December 2011 acquisition of I/O Concepts Software Corporation (I/O Concepts) is included in this solution area. BMC Middleware Management helps our customers improve the management of the application middleware layer and related application transactions. Tight integration of these offerings with BMC Atrium ensures the mainframe is managed in accordance with business service priorities.

•

Enterprise Workload Automation — Our Control-M product line provides a comprehensive set of features which enable data centers to automate their increasingly complex workloads and mission critical business processes. Our solution orchestrates and optimizes dispersed and disparate management processes across multiple locations, platforms and applications, and provides the facilities to centrally monitor and manage workload elements required to support the batch portion of the organization’s business services across physical, virtual and cloud computing environments. Our Control-M Output Management solution automates the difficult task of managing the life cycle of mainframe output reports with facilities which include report decollation, distribution, bundling, viewing, archival and deletion.

Sales and Marketing

We market and sell our products in most major world markets directly through our sales force and indirectly through channel partners including: distributors, resellers, original equipment manufacturers (OEMs), alliance partners and systems integrators. Our sales force includes an inside sales division which provides a channel for additional sales to existing customers and the expansion of our customer base. We also maintain a sales team with a dedicated focus on mid-sized and small business customers.

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

Our license revenue comprised 40.4%, 41.8% and 39.6% of our total revenue in fiscal 2012, 2011 and 2010, respectively. For a discussion of our revenue recognition policies and the impact of our licensing models on revenue, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition and Note 1 to the accompanying consolidated financial statements.

Maintenance and Support Services

Maintenance and support enrollment entitles software license customers to technical support services, including telephone and internet support and problem resolution services, and the right to receive unspecified product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if-available basis. Maintenance and support service fees are an important source of recurring revenue, and we invest significant resources in providing maintenance and support services. Revenue from maintenance and support services comprised 49.8%, 49.6% and 53.6% of our total revenue in fiscal 2012, 2011 and 2010, respectively.

Software-as-a-Service

We provide on-demand SaaS offerings within our ESM segment. These offerings, the first of which we introduced to the market in late fiscal 2010, provide management solutions through a hosted service rather than a traditional on-premise license model and allow our customers to obtain the benefits of these solutions with reduced infrastructure and setup requirements, leading to faster deployment and lower total cost of ownership. These offerings are sold as either annual or multi-year subscriptions with pricing generally based on the number of users. We also offer customer on-boarding and other related services for these offerings. SaaS subscription revenue is recorded within maintenance revenue in our consolidated financial statements and to date has not represented a significant percentage of our total revenue.

Professional Services

Our professional services group consists of a worldwide team of experienced software and education consultants who provide implementation, integration, IT process, organizational design, re-engineering and education services related to our products. By easing the implementation of our products, these services help our customers accelerate the time-to-value. By improving the overall customer experience, we believe that these services also drive future software license transactions with customers. Revenue from professional services comprised 9.8%, 8.6% and 6.8% of our total revenue in fiscal 2012, 2011 and 2010, respectively.

Research and Development

We conduct research and development activities in various locations throughout the world. During fiscal 2012, 2011 and 2010, we incurred research and development expenses of $165.2 million, $181.6 million and $195.9 million, respectively. These costs relate primarily to personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. Our expenditures on research and development activities during the last three fiscal years are further discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses.

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

Competition

The enterprise management software business is highly competitive. Both our ESM and MSM businesses compete against a number of enterprises, including large vendors who compete with us at a strategic solution level and across multiple product lines as well as smaller, niche companies who compete against individual products of ours. Our largest competitors are International Business Machines Corporation (IBM), CA, Inc. (CA) and Hewlett-Packard Company (HP). Although we believe we are uniquely positioned to offer integrated BSM solutions to customers, several of our major competitors also market BSM-like solutions and we anticipate continued competition in the BSM marketplace. There are currently between 50 and 100 companies we consider to be directly competitive with one or more of our software solutions. Some of these companies have substantially larger operations than ours in the specific markets in which we compete. With the acquisition of Numara, we now more regularly compete with smaller-sized competitors as well. In addition, the software industry is experiencing continued consolidation which may change both the number of and specific companies with which we compete.

Customers

Our solutions are used by some of the largest, most demanding IT organizations in the world including over 20,000 companies and over 95% of the Forbes Global 100. Our software products are generally used in a broad range of industries, businesses and applications. Our most significant customers include banks and financial service providers, government agencies and other service providers. Our remaining customer base includes manufacturers, telecommunication companies, educational institutions, retailers, distributors, hospitals and other industries, as well as channel partners including resellers, distributors and systems integrators. Our ten largest customers comprised 20% or less of our total revenue in each of fiscal 2012, 2011 and 2010. No single customer accounted for a material portion of our revenue during any of the past three fiscal years.

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

Employees

At March 31, 2012, we had approximately 6,900 full-time employees. We expect that our continued success will depend in part on our ability to attract and retain highly skilled personnel, including technical, sales and management resources.

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

Our overall performance depends in part on worldwide economic conditions. As a result of continued sluggishness of major global economies, the United States and other key international regions continue to experience significant economic and financial market uncertainty, including concerns over sovereign debt levels, significant unemployment, volatility in commodity prices and levels of inflation. The severity or length of time these economic and financial market concerns may persist is unknown. During challenging and uncertain economic times as well as periods of financial market instability and tight credit markets, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for software purchases or require more negotiation of contract terms and conditions. These economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. In addition, deterioration of the global credit markets could adversely impact our ability to complete sales of our solutions and services, including maintenance and support renewals, or the value of our financial assets. Any of these events would likely harm our business, financial condition, operating results and cash flows.

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

Numerous other factors, some listed below, also have the potential to adversely affect our financial results:

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

Our success in the emerging area of cloud computing depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtual infrastructure solutions for on-premise data centers as well as for cloud computing and end user computing. Concerns about security, privacy, availability, data integrity, retention and ownership may negatively impact the rate of adoption of cloud computing. Cloud computing environments are complex and the deployment of our systems management solutions in the cloud may require additional professional services and implementation services for which we may not have the ability to provide at an appropriate margin. In the cloud, our products are dependent upon third party hardware, software and cloud hosting vendors, all of which must interoperate for end users to achieve their computing goals. Since the cloud computing market is in the early stages of development, we expect other companies to enter this market and to introduce their own initiatives that may compete with, or not be compatible with, our cloud solutions. Additionally, operating margins on our new initiatives may be lower than those we have achieved in our more mature product markets, and our new initiatives may not generate sufficient revenue to recoup our investments in them. If any of these events were to occur, it could adversely affect our business, results of operations and financial condition.

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

Some of our largest competitors, including IBM, CA and HP, have significant scale advantages. With scale comes a large installed base of customers in particular market niches, as well as the ability to develop and market software competitive with ours. Some of these competitors can also bundle hardware, software and services together, which is a disadvantage for us since we are not a hardware provider and have fewer services offerings. Competitive products are also offered by numerous independent software companies that specialize in specific aspects of the highly fragmented software industry. Some, like Microsoft Corporation (Microsoft), Oracle Corporation (Oracle), and SAP AG (SAP) are the leading developers and vendors in their specialized markets. In addition, new companies enter the market on a frequent and regular basis, offering products that compete with some individual products offered by us. Market entrants utilizing alternative business models such as SaaS, cloud computing or open source software also compete against us. As the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products. Other data center vendors may expand into systems management to complement their existing offerings. Additionally, many customers historically have developed their own products that compete with those offered by us. Competition from any of these sources can result in price reductions or displacement of our products, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

In order to remain competitive, we must continue to develop new products and enhancements to our existing products. This is particularly true as we further expand our BSM, cloud and SaaS offerings and capabilities. Maintaining adequate research and development resources to meet the demands of the market is essential. Failure to do so could present an advantage to our competitors. Furthermore, if we are unable to develop products internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other development resources, it may force us to expand into a certain market or strategy via an acquisition for which we could potentially pay too much or unsuccessfully integrate into our operations.

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

From time to time, we make significant changes in the organizational structure and compensation plans of our sales organizations. To the extent that we experience turnover within our direct sales force or sales management, there is a risk that the productivity of our sales force would be negatively impacted which could lead to revenue declines. Turnover within our sales force can require significant severance expense and cause disruption in sales cycles leading to delay or loss of business. In addition, it can take time to implement new sales management plans and to effectively recruit and train new sales representatives. We review and modify our compensation plans for the sales organization periodically. As in most years, we have made changes for fiscal 2013 that are intended to align with our business objectives, including the recent introduction of new customer segmentation and sales models within our ESM segment. Changes to our sales compensation plans could make it difficult for us to attract and retain top sales talent.

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

We carry out our business operations through entities in the United States and multiple foreign jurisdictions. As such, we are required to file corporate income tax returns that are subject to United States, state and foreign tax laws. The United States, state and foreign tax liabilities are determined, in part, by the amount of operating profit generated in these different taxing jurisdictions. Our effective tax rate, earnings and operating cash flows could be adversely affected by changes in the mix of operating profits generated in countries with higher statutory tax rates as well as by the positioning of our cash balances globally. Our effective tax rate is also impacted by the portion of our foreign earnings in jurisdictions having different corporate tax rates than the United States when we deem such earnings to be indefinitely reinvested in such jurisdictions. If we were to determine that these foreign earnings were not indefinitely reinvested, our effective tax rate, earnings and operating cash flows could be adversely impacted. Similarly, if statutory tax rates or tax bases were to increase or if changes in tax laws, regulations or interpretations were made that impact us directly, our effective tax rate, earnings and operating cash flows could be adversely impacted. We are also required to evaluate the realizability of our deferred tax assets. This evaluation requires that our management assess the positive and negative evidence regarding sources of future taxable income. If management’s assessment regarding the realizability of our deferred tax assets changes, we will be required to increase our valuation allowance, which will negatively impact our effective tax rate and earnings. We are also subject to routine corporate income tax audits in multiple jurisdictions. Our provision for income taxes includes amounts intended to satisfy income tax assessments that may result from the examination of our corporate tax returns that have been filed in these jurisdictions. The amounts ultimately paid upon resolution of these examinations could be materially different from the amounts included in the provision for income taxes and result in additional tax expense and operating cash outflows.

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

We are a global company that conducts sales, sales support, professional services, product development and support, marketing and product distribution services from numerous offices throughout the world. We are subject to a variety of risks and challenges in managing an organization operating in various countries, including:

•	difficulties in staffing and managing international operations, including compliance with local labor and employment laws;

•	non-compliance with our professional conduct policy and code of ethics or other corporate policies;

•	longer payment cycles;

•	increased financial accounting and reporting burdens and complexities;

•	adverse tax consequences;

•	adverse impact of inflation;

•	changes in foreign currency exchange rates;

•	impact from volatile or sluggish local economies or global macroeconomic conditions;

•	loss of proprietary information, including intellectual property, due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	the need to localize our products;

•	lack of appropriate local infrastructure to carry out operations;

•	political unrest, war or terrorism, particularly in areas in which we have employees and facilities;

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

U.S. and international laws and regulations that apply to our global operations are complex and increase our cost of doing business. U.S. laws and regulations applicable to our international operations include the Foreign Corrupt Practices Act and export control laws. International laws and regulations include local laws which also prohibit bribery, including commercial bribery (including the UK Bribery Act), and corrupt payments to governmental officials, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions and export requirements. We have adopted and implemented policies and procedures designed to promote compliance with U.S. laws and the laws of the jurisdictions in which we operate. Violations of these laws and regulations could result in criminal or civil fines against us, our officers or our employees; restrictions on the conduct of our business; harm to our brand or reputation; and delays in potential acquisitions. Such violations could result in penalties and other restrictions that may, under certain circumstances, materially and adversely impact our operating results and financial condition.

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

We conduct significant transactions, including intercompany transactions, in currencies other than the United States dollar or the functional operating currency of the transactional entities, and our global subsidiaries maintain significant net assets that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the United States dollar can significantly affect our revenues and operating results due to transactional and translational remeasurement that is reflected in our earnings. While we maintain a hedging program to hedge certain transactional exposures in foreign currencies in an attempt to mitigate foreign currency exchange rate risks, this program may not fully mitigate all such risk. We may also experience foreign currency exchange rate gains and losses where it is not cost effective to hedge foreign currencies in part or in full. Additionally, our efforts under this program may not be successful if we were to fail to properly detect or manage foreign currency exchange rate exposures, which could also adversely impact our operating results and operating cash flows.

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

Our business and products are dependent on the availability, integrity and security of IT systems.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our headquarters are located in Houston, Texas, where we lease approximately 570,000 square feet of office space. We also maintain software development and sales organizations in various locations around the world where we lease the necessary facilities. A summary of our principal leased properties currently in use is as follows:

Location	Approximate Area (sq. ft.)	Lease Expiration
Houston, Texas	570,000	June 30, 2021
Pune, India	162,000	September 30, 2014
Austin, Texas	106,000	December 31, 2013
San Jose, California	62,000	May 31, 2019
Tel Aviv, Israel	51,000	July 10, 2012
Egham, United Kingdom	47,000	April 26, 2019
Tampa, Florida	37,000	April 30, 2013
Lexington, Massachusetts	32,000	February 28, 2013
Tel Hai, Israel	30,000	October 31, 2014
McLean, Virginia	28,000	November 30, 2013

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

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Stock Market and trades under the symbol BMC. On May 4, 2012, there were 585 holders of record of our common stock.

The following table sets forth the high and low intra-day sales prices per share of our common stock for the periods indicated:

	Price Range of Common Stock
	High	Low
FISCAL 2012
Fourth Quarter	$40.38	$31.62
Third Quarter	$41.05	$32.19
Second Quarter	$56.55	$37.19
First Quarter	$56.16	$48.46

FISCAL 2011
Fourth Quarter	$51.03	$46.31
Third Quarter	$49.11	$38.95
Second Quarter	$41.51	$34.24
First Quarter	$41.27	$34.58

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among BMC Software, Inc., the S&P 500 Index

and the S&P Systems Software Index

*	$100 invested on March 31, 2007 in stock or index, including reinvestment of dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Total Dollar Value of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
January 1—31, 2012	1,097,320	$33.15	1,085,700	$35,995,017	$964,273,805
February 1—29, 2012	1,553,257	$38.39	1,399,600	53,728,804	$910,545,001
March 1—31, 2012	1,585,572	$38.20	1,579,428	60,327,344	$850,217,657

Quarterly Total	4,236,149	$36.92	4,064,728	$150,051,165	$850,217,657

Fiscal 2012 Total	20,053,491	$40.67	19,190,854	$780,503,446	$850,217,657

(1)	Includes 171,421 and 862,637 shares of our common stock withheld by us to satisfy employee tax withholding obligations during the quarter and year ended March 31, 2012, respectively.
(2)	Our Board of Directors has authorized a total of $5.0 billion to repurchase common stock. At March 31, 2012, approximately $850.2 million remains authorized in this stock repurchase program and the program does not have an expiration date.

Information regarding our equity compensation plans at March 31, 2012 is incorporated by reference into Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6. Selected Financial Data

The following selected consolidated financial data presented for, and at the end of, each of the years in the five-year period ended March 31, 2012, are derived from our consolidated financial statements. The following business combinations during the five-year period ended March 31, 2012 were accounted for under the acquisition method of accounting, and accordingly, the financial results of these acquired businesses have been included in our financial results below from the indicated acquisition dates:

•	Numara Software Holdings, Inc. in February 2012;

•	I/O Concepts Software Corporation in December 2011;

•	StreamStep, Inc. in September 2011;

•	Neon Enterprise Software, LLC’s portfolio of IMS solution software in June 2011;

•	Aeroprise, Inc. in June 2011;

•	Coradiant Inc. in April 2011;

•	GridApp Systems, Inc. in November 2010;

•	the software business of Neptuny S.r.l. in October 2010;

•	Phurnace Software, Inc. in December 2009;

•	Tideway Systems Limited in October 2009;

•	MQSoftware, Inc. in August 2009;

•	BladeLogic, Inc. (BladeLogic) in April 2008;

•	Emprisa Networks, Inc. in October 2007;

•	RealOps, Inc. in July 2007 and

•	ProactiveNet, Inc. in June 2007.

The operating results for fiscal 2012, 2011, 2010, 2009 and 2008 below include severance, exit costs and related charges of $10.8 million, $14.3 million, $3.0 million, $33.5 million and $14.7 million, respectively. During fiscal 2012, 2011 and 2010, we recorded net tax benefits of approximately $6.2 million, $57.2 million and $30.0 million, respectively, associated with tax authority settlements related to prior years’ tax matters. During fiscal 2009, we wrote off acquired in-process research and development (IPR&D) of $50.3 million in connection with our acquisition of BladeLogic, and we recorded $6.8 million of tax expense associated with an intercompany transfer of the IPR&D.

The selected consolidated financial data should be read in conjunction with the consolidated financial statements at March 31, 2012 and 2011, and for each of the three years in the period ended March 31, 2012, the accompanying notes and the report of the independent registered public accounting firm thereon, which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
Statement of Operations Data:
Total revenue	$2,172.0	$2,065.3	$1,911.2	$1,871.9	$1,731.6
Operating income	$543.9	$532.8	$506.1	$367.8	$357.5
Net earnings	$401.0	$456.2	$406.1	$238.1	$313.6

Basic earnings per share	$2.36	$2.55	$2.21	$1.27	$1.59

Diluted earnings per share	$2.32	$2.50	$2.17	$1.25	$1.56

Shares used in computing basic earnings per share	169.9	178.7	183.1	187.1	194.8

Shares used in computing diluted earnings per share	172.8	182.4	186.8	190.2	199.6

	At March 31,
	2012	2011	2010	2009	2008
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$1,496.9	$1,660.9	$1,368.6	$1,023.3	$1,288.3
Investments	138.7	95.6	127.9	145.9	186.9
Working capital	767.3	877.1	561.2	239.4	532.7
Total assets	4,864.4	4,485.4	4,137.6	3,697.5	3,345.5
Long-term borrowings	821.6	335.6	340.9	313.6	9.2
Deferred revenue	1,993.9	1,955.5	1,823.1	1,787.9	1,779.4
Stockholders’ equity	1,445.8	1,662.9	1,387.7	1,048.5	994.5

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

Overview

Our fiscal 2012 financial performance was solid across most of our core financial metrics. However, year over year ESM license bookings declined and were below our original expectations; refer to the additional discussion regarding ESM license bookings below. Select operating metrics for fiscal 2012 include:

•

Total bookings, which represent the contract value of transactions closed and recorded, were $2,196.8 million, essentially flat as compared to fiscal 2011. During fiscal 2012, one large transaction generated total bookings of over $100 million, principally related to our MSM business.

•

Total license bookings were $882.4 million, representing a decrease of $44.0 million, or 4.7%, from fiscal 2011. During fiscal 2012, we closed 158 transactions with license values over $1 million (with total license bookings of $480.0 million) compared with 162 transactions with license values over $1 million (with total license bookings of $498.1 million) in fiscal 2011.

•

Within our ESM segment, where we evaluate performance on the basis of license bookings, total license bookings decreased by $64.7 million, or 11.3%, from fiscal 2011. We attribute this decrease principally to sales-related factors, including a decline in productive sales capacity caused by sales force attrition as well as a decrease in productivity associated with a reduction in average sales force tenure and experience levels. ESM license bookings in the current year have also been adversely impacted by challenging economic and financial conditions in key geographic areas and market segments, particularly within certain European regions and the U.S. public sector.

•

Within our MSM segment, where we evaluate performance based on total and annualized bookings, total bookings for the trailing twelve months ended March 31, 2012 increased by $51.9 million, or 6.2%, and on an annualized basis, after normalizing for contract length, decreased by $27.0 million, or 9.3%, as compared to the prior year period. Over the trailing 36 months ended March 31, 2012, total MSM bookings increased by $156.7 million, or 6.5%, and annualized bookings, after normalizing for contract length, were essentially flat as compared to the prior year period.

•

Total revenue was $2,172.0 million, representing an increase of $106.7 million, or 5.2%, over fiscal 2011. This increase was reflective of license, maintenance and professional services revenue increases of $13.3 million, or 1.5%, $56.2 million, or 5.5%, and $37.2 million, or 21.1%, respectively. On a segment basis, total ESM revenue increased by $63.1 million, or 4.9%, and total MSM revenue increased by $43.6 million, or 5.5%, over fiscal 2011.

•

Operating income was $543.9 million, representing an increase of $11.1 million, or 2.1%, over fiscal 2011. Non-GAAP operating income was $779.6 million, representing an increase of $46.9 million, or 6.4%, over fiscal 2011.

•

Net earnings were $401.0 million, representing a decrease of $55.2 million, or 12.1%, from fiscal 2011. Included in net earnings for fiscal 2012 and 2011 were net tax benefits of $6.2 million and $57.2 million, respectively, associated with tax authority settlements related to prior years’ tax matters which were excluded from our non-GAAP results. Non-GAAP net earnings were $562.1 million, representing an increase of $15.9 million, or 2.9%, over fiscal 2011.

•

Diluted earnings per share was $2.32, representing a decrease of $0.18, or 7.2%, from fiscal 2011. Included in diluted earnings per share for fiscal 2012 and 2011 were net tax benefits of $0.04 and $0.31 per share, respectively, associated with tax authority settlements related to prior years’ tax matters which were excluded from our non-GAAP results. Non-GAAP diluted earnings per share was $3.25, representing an increase of $0.26, or 8.7%, over fiscal 2011.

•

Cash flows from operations were $800.3 million, representing an increase of $35.1 million, or 4.6%, over fiscal 2011. We closed out the year with a strong balance sheet at March 31, 2012, including $1.6 billion in cash, cash equivalents and investments and $2.0 billion in deferred revenue.

We continue to invest in our technology leadership, including in the areas of cloud computing and SaaS. In addition to our ongoing product development efforts, we consummated multiple strategic acquisitions across both our ESM and MSM segments during fiscal 2012 for aggregate cash consideration of $474.0 million. In our ESM segment, we acquired Coradiant Inc., Aeroprise, Inc., StreamStep, Inc. and Numara Software Holdings, Inc., the latter of which we recently acquired in the fourth quarter and which expands our IT service management solution offerings to small and mid-sized businesses. In our MSM segment, we completed the purchase of Neon Enterprise Software, LLC’s IMS software portfolio and I/O Concepts Software Corporation.

We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During fiscal 2012, we repurchased approximately 19.2 million shares for a total value of $780.5 million.

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

Fiscal 2012 Acquisitions

During fiscal 2012, we completed the acquisitions of Numara Software Holdings, Inc., a provider of integrated IT service management solutions for mid-sized and small companies, for total cash consideration of $305.9 million, and Coradiant Inc., a global provider of end-to-end performance management of web applications, for total cash consideration of $130.0 million. Additionally, we completed the acquisitions of Aeroprise, Inc., a provider of mobile IT service management solutions, Neon Enterprise Software, LLC’s IMS software portfolio, StreamStep, Inc., a provider of application release process management solutions, and I/O Concepts Software Corporation, a provider of mainframe management and security solutions, for combined cash consideration of $38.1 million.

Fiscal 2011 Acquisitions

During fiscal 2011, we completed the acquisition of the software business of Neptuny S.r.l., a provider of continuous capacity optimization software, and the acquisition of GridApp Systems, Inc., a provider of comprehensive database provisioning, patching and administration software, for combined purchase consideration of $51.5 million.

Fiscal 2010 Acquisitions

During fiscal 2010, we completed the acquisitions of MQSoftware, Inc., a provider of middleware and enterprise application transaction management software, Tideway Systems Limited, a provider of IT discovery solutions, and Phurnace Software, Inc., a developer of software that automates the deployment and configuration of business-critical Java™ EE applications, for combined purchase consideration of $94.3 million.

Historical Information

Historical performance should not be viewed as indicative of future performance, as there can be no assurance that operating income or net earnings will be sustained at these levels. For a discussion of factors affecting operating results, see the Risk Factors section above.

Results of Operations

The following table sets forth, for the fiscal years indicated, the percentages that selected items in the accompanying consolidated statements of comprehensive income represent of total revenue. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenue for the Year Ended March 31,
	2012	2011	2010
Revenue:
License	40.4%	41.8%	39.6%
Maintenance	49.8%	49.6%	53.6%
Professional services	9.8%	8.6%	6.8%
Total revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenue	7.3%	6.3%	6.0%
Cost of maintenance revenue	9.1%	8.2%	8.3%
Cost of professional services revenue	9.8%	9.0%	7.2%
Selling and marketing expenses	29.2%	29.6%	29.2%
Research and development expenses	7.6%	8.8%	10.3%
General and administrative expenses	10.0%	10.7%	10.8%
Amortization of intangible assets	1.9%	1.6%	1.7%
Total operating expenses	75.0%	74.2%	73.5%
Operating income	25.0%	25.8%	26.5%
Other loss, net	(0.6)%	(0.1)%	(0.1)%
Earnings before income taxes	24.4%	25.7%	26.4%
Provision for income taxes	5.9%	3.6%	5.1%
Net earnings	18.5%	22.1%	21.2%

Revenue

The following table provides information regarding software license and software maintenance revenue for fiscal 2012, 2011 and 2010.

				Percentage Change
				2012	2011
	Year Ended March 31,			Compared to	Compared to
Software License Revenue	2012	2011	2010	2011	2010
		(In millions)
Enterprise Service Management	$543.3	$550.9	$462.2	(1.4)%	19.2%
Mainframe Service Management	334.5	313.6	296.2	6.7%	5.9%

Total software license revenue	$877.8	$864.5	$758.4	1.5%	14.0%

				Percentage Change
				2012	2011
	Year Ended March 31,			Compared to	Compared to
Software Maintenance Revenue	2012	2011	2010	2011	2010
		(In millions)
Enterprise Service Management	$585.0	$551.5	$550.9	6.1%	0.1%
Mainframe Service Management	495.4	472.7	472.8	4.8%	(0.0)%

Total software maintenance revenue	$1,080.4	$1,024.2	$1,023.7	5.5%	0.0%

				Percentage Change
				2012	2011
	Year Ended March 31,			Compared to	Compared to
Total Software Revenue	2012	2011	2010	2011	2010
		(In millions)
Enterprise Service Management	$1,128.3	$1,102.4	$1,013.1	2.3%	8.8%
Mainframe Service Management	829.9	786.3	769.0	5.5%	2.2%

Total software revenue	$1,958.2	$1,888.7	$1,782.1	3.7%	6.0%

Software License Revenue

License revenue was $877.8 million, $864.5 million and $758.4 million for fiscal 2012, 2011 and 2010, respectively.

License revenue in fiscal 2012 increased by $13.3 million, or 1.5%, over fiscal 2011. This increase was attributable to a license revenue increase in our MSM segment, partially offset by a license revenue decrease in our ESM segment, as further discussed below. Recognition of license revenue in fiscal 2012 that was deferred in prior periods increased by $9.7 million over fiscal 2011. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront increased to 54% for fiscal 2012 as compared to 51% in fiscal 2011.

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

ESM license revenue was $543.3 million, or 61.9%, $550.9 million, or 63.7%, and $462.2 million, or 60.9%, of our total license revenue for fiscal 2012, 2011 and 2010, respectively. ESM license revenue in fiscal 2012 decreased by $7.6 million, or 1.4%, from fiscal 2011, due to a $13.4 million decrease in the recognition of previously deferred license revenue, partially offset by a $5.8 million increase in the amount of upfront license revenue recognized in connection with new transactions. ESM license revenue in fiscal 2011 increased by $88.7 million, or 19.2%, over fiscal 2010, primarily due to a $77.9 million increase in the amount of upfront license revenue recognized in connection with new transactions and a $10.8 million increase in the recognition of previously deferred license revenue. The increase in upfront license revenue recognized was attributable to an increase in ESM license transaction bookings, due primarily to increased demand for our BSM solutions and increased sales productivity, and a higher percentage of license transaction bookings that were recognized as upfront revenue rather than ratably over the underlying contractual maintenance terms.

MSM license revenue was $334.5 million, or 38.1%, $313.6 million, or 36.3%, and $296.2 million, or 39.1%, of our total license revenue for fiscal 2012, 2011 and 2010, respectively. MSM license revenue in fiscal 2012 increased by $20.9 million, or 6.7%, over fiscal 2011, due to a $23.1 million increase in the recognition of previously deferred license revenue, partially offset by a $2.2 million decrease in the amount of upfront license revenue recognized in connection with new transactions. MSM license revenue in fiscal 2011 increased by $17.4 million, or 5.9%, over fiscal 2010, primarily due to a $23.9 million increase in the amount of upfront license revenue recognized in connection with new transactions, partially offset by a $6.5 million decrease in the recognition of previously deferred license revenue. The increase in upfront license revenue recognized in fiscal 2011 was attributable to an increase in license bookings and a higher percentage of license bookings that were recognized as upfront revenue rather than ratably over the underlying contractual maintenance terms.

For fiscal 2012, 2011 and 2010, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Year Ended March 31,
	2012	2011	2010
	(In millions)
Deferrals of license revenue	$410.4	$454.1	$398.9
Recognition from deferred license revenue	(404.5)	(394.8)	(390.5)
Impact of foreign currency exchange rate changes	(1.3)	2.6	4.9

Net increase in deferred license revenue	$4.6	$61.9	$13.3

Deferred license revenue balance at end of period	$690.7	$686.1	$624.2

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

Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized from the deferred revenue balance in each future quarter is generally predictable. At March 31, 2012, the deferred license revenue balance was $690.7 million. Estimated future recognition from deferred license revenue at March 31, 2012 is (in millions):

Fiscal 2013	$328.0
Fiscal 2014	185.4
Fiscal 2015 and thereafter	177.3

$690.7

Software Maintenance Revenue

Maintenance revenue was $1,080.4 million, $1,024.2 million and $1,023.7 million for fiscal 2012, 2011 and 2010, respectively. Maintenance revenue for fiscal 2012 included $9.7 million of revenue from our SaaS offerings, which is included in our ESM segment.

Maintenance revenue in fiscal 2012 increased by $56.2 million, or 5.5% over fiscal 2011. This increase was attributable to maintenance revenue increases in both our ESM and MSM segments, as further discussed below.

Maintenance revenue in fiscal 2011 increased by $0.5 million, essentially flat as compared to fiscal 2010 for both ESM and MSM, as further discussed below.

ESM maintenance revenue was $585.0 million, or 54.1%, $551.5 million, or 53.8%, and $550.9 million, or 53.8%, of our total maintenance revenue for fiscal 2012, 2011 and 2010, respectively. ESM maintenance revenue in fiscal 2012 increased by $33.5 million, or 6.1%, over fiscal 2011. This year over year increase was attributable primarily to the expansion of our installed ESM customer license base and a $9.2 million increase in SaaS subscription revenue. ESM maintenance revenue remained relatively flat in fiscal 2011 as compared to fiscal 2010.

MSM maintenance revenue was $495.4 million, or 45.9%, $472.7 million, or 46.2%, and $472.8 million, or 46.2%, of our total maintenance revenue for fiscal 2012, 2011 and 2010, respectively. MSM maintenance revenue in fiscal 2012 increased by $22.7 million, or 4.8%, over fiscal 2011, due to the expansion of our installed MSM customer license base and increasing capacities of the current installed base. MSM maintenance revenue remained relatively flat in fiscal 2011 as compared to fiscal 2010.

At March 31, 2012, the deferred maintenance revenue balance was $1,267.2 million. Estimated future recognition from deferred maintenance revenue at March 31, 2012 is (in millions):

Fiscal 2013	$699.1
Fiscal 2014	313.2
Fiscal 2015 and thereafter	254.9

$1,267.2

Domestic vs. International Revenue

				Percentage Change
				2012	2011
	Year Ended March 31,			Compared to	Compared to
	2012	2011	2010	2011	2010
		(In millions)
License:
Domestic	$412.5	$420.4	$390.3	(1.9)%	7.7%
International	465.3	444.1	368.1	4.8%	20.6%

Total license revenue	877.8	864.5	758.4	1.5%	14.0%

Maintenance:
Domestic	581.7	556.8	561.4	4.5%	(0.8)%
International	498.7	467.4	462.3	6.7%	1.1%

Total maintenance revenue	1,080.4	1,024.2	1,023.7	5.5%	0.0%

Professional services:
Domestic	103.6	85.9	59.8	20.6%	43.6%
International	110.2	90.7	69.3	21.5%	30.9%

Total professional services revenue	213.8	176.6	129.1	21.1%	36.8%

Total domestic revenue	1,097.8	1,063.1	1,011.5	3.3%	5.1%
Total international revenue	1,074.2	1,002.2	899.7	7.2%	11.4%

Total revenue	$2,172.0	$2,065.3	$1,911.2	5.2%	8.1%

We estimate that the effect of foreign currency exchange rate fluctuations on our international revenue resulted in an approximate $11 million increase in total fiscal 2012 revenue as compared to fiscal 2011 and an approximate $4 million increase in total fiscal 2011 revenue as compared to fiscal 2010, on a constant currency basis.

Domestic License Revenue

Domestic license revenue was $412.5 million, or 47.0%, $420.4 million, or 48.6%, and $390.3 million, or 51.5%, of our total license revenue for fiscal 2012, 2011 and 2010, respectively.

Domestic license revenue in fiscal 2012 decreased by $7.9 million, or 1.9%, from fiscal 2011, due to a $9.2 million decrease in ESM license revenue, partially offset by a $1.3 million increase in MSM license revenue.

Domestic license revenue in fiscal 2011 increased by $30.1 million, or 7.7%, over fiscal 2010, due to a $35.6 million increase in ESM license revenue, partially offset by a $5.5 million decrease in MSM license revenue.

International License Revenue

International license revenue was $465.3 million, or 53.0%, $444.1 million, or 51.4%, and $368.1 million, or 48.5%, of our total license revenue for fiscal 2012, 2011 and 2010, respectively.

International license revenue in fiscal 2012 increased by $21.2 million, or 4.8%, over fiscal 2011, due to a $1.6 million increase in ESM license revenue and a $19.6 million increase in MSM license revenue. The ESM license revenue increase was attributable to increases of $7.7 million, $7.2 million and $5.5 million in our Latin America, Asia Pacific and Canada markets, respectively, partially offset by an $18.8 million decrease in our Europe, Middle East and Africa (EMEA) market. The MSM license revenue increase was attributable to increases of $12.7 million, $11.6 million and $2.4 million in our EMEA, Latin America and Asia Pacific markets, respectively, partially offset by a $7.1 million decrease in our Canada market.

International license revenue in fiscal 2011 increased by $76.0 million, or 20.6%, over fiscal 2010, due to a $53.1 million increase in ESM license revenue and a $22.9 million increase in MSM license revenue. The ESM license revenue increase was attributable to increases of $33.0 million and $12.3 million in our EMEA and Asia Pacific markets, respectively, and a combined $7.8 million net increase in our other international markets. The MSM license revenue increase was attributable to increases of $13.1 million and $9.8 million in our Canada and EMEA markets, respectively.

Domestic Maintenance Revenue

Domestic maintenance revenue was $581.7 million, or 53.8%, $556.8 million, or 54.4%, and $561.4 million, or 54.8%, of our total maintenance revenue for fiscal 2012, 2011 and 2010, respectively.

Domestic maintenance revenue in fiscal 2012 increased by $24.9 million, or 4.5%, over fiscal 2011, due to a $19.0 million increase in ESM maintenance revenue and a $5.9 million increase in MSM maintenance revenue.

Domestic maintenance revenue in fiscal 2011 decreased by $4.6 million, or 0.8%, from fiscal 2010, due to a $5.2 million decrease in ESM maintenance revenue, partially offset by a $0.6 million increase in MSM maintenance revenue.

International Maintenance Revenue

International maintenance revenue was $498.7 million, or 46.2%, $467.4 million, or 45.6%, and $462.3 million, or 45.2%, of our total maintenance revenue for fiscal 2012, 2011 and 2010, respectively.

International maintenance revenue in fiscal 2012 increased by $31.3 million, or 6.7%, over fiscal 2011, due to a $14.4 million increase in ESM maintenance revenue and a $16.9 million increase in MSM maintenance revenue. The ESM maintenance revenue increase was attributable primarily to increases of $6.5 million, $5.9 million and $1.3 million in our Asia Pacific, EMEA and Canada markets, respectively. The MSM maintenance revenue increase was attributable primarily to increases of $8.7 million, $6.6 million and $2.0 million in our Latin America, EMEA and Asia Pacific markets, respectively.

International maintenance revenue in fiscal 2011 increased by $5.1 million, or 1.1%, over fiscal 2010, due to a $5.8 million increase in ESM maintenance revenue, partially offset by a $0.7 million decrease in MSM maintenance revenue. The ESM maintenance revenue increase was attributable primarily to increases of $4.4 million and $1.7 million in our Asia Pacific and Canada markets, respectively. The MSM maintenance revenue decrease was attributable to decreases of $5.3 million and $1.4 million in our EMEA and Latin America markets, respectively, partially offset by increases of $4.2 million and $1.8 million in our Asia Pacific and Canada markets, respectively.

Professional Services Revenue

Professional services revenue in fiscal 2012 increased by $37.2 million, or 21.1%, over fiscal 2011, which is reflective of a $17.7 million, or 20.6%, increase in domestic professional services revenue and a $19.5 million, or 21.5%, increase in international professional services revenue. These increases were attributable primarily to increases in implementation, consulting and education services revenue period over period, including increased demand for cloud implementations.

Professional services revenue in fiscal 2011 increased by $47.5 million, or 36.8%, over fiscal 2010, which is reflective of a $26.1 million, or 43.6%, increase in domestic professional services revenue and a $21.4 million, or 30.9%, increase in international professional services revenue. These increases were attributable primarily to increases in implementation, consulting and education services revenue period over period, principally due to the expansion of our ESM business.

Operating Expenses

				Percentage Change
				2012	2011
	Year Ended March 31,			Compared	Compared
	2012	2011	2010	to 2011	to 2010
		(In millions)
Cost of license revenue	$158.4	$129.8	$115.5	22.0%	12.4%
Cost of maintenance revenue	198.5	169.4	158.3	17.2%	7.0%
Cost of professional services revenue	212.0	186.0	137.7	14.0%	35.1%
Selling and marketing expenses	634.0	611.4	558.0	3.7%	9.6%
Research and development expenses	165.2	181.6	195.9	(9.0)%	(7.3)%
General and administrative expenses	217.9	220.7	207.0	(1.3)%	6.6%
Amortization of intangible assets	42.1	33.6	32.7	25.3%	2.8%

Total operating expenses	$1,628.1	$1,532.5	$1,405.1	6.2%	9.1%

We estimate that the effect of foreign currency exchange rate fluctuations on our international operating expenses resulted in an approximate $14 million increase in fiscal 2012 operating expenses as compared to fiscal 2011 and an approximate $2 million reduction in fiscal 2011 operating expenses as compared to fiscal 2010, on a constant currency basis.

Cost of License Revenue

Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For fiscal 2012, 2011 and 2010, cost of license revenue was $158.4 million, or 7.3%, $129.8 million, or 6.3%, and $115.5 million, or 6.0%, of total revenue, respectively, and 18.0%, 15.0% and 15.2% of license revenue, respectively.

Cost of license revenue in fiscal 2012 increased by $28.6 million, or 22.0%, over fiscal 2011. This increase was attributable primarily to an $18.6 million increase in the amortization of capitalized software development costs and a $10.0 million increase in the amortization of acquired technology. The increase in the amortization of capitalized software development costs is related to increases in the amount of costs capitalized in prior periods related to development activities, and represents an increased investment in software development due to the growth of our business.

Cost of license revenue in fiscal 2011 increased by $14.3 million, or 12.4%, over fiscal 2010. This increase was attributable primarily to an $11.9 million increase in the amortization of capitalized software development costs and a $1.7 million increase in the amortization of acquired technology. The increase in the amortization of capitalized software development costs is related to increases in the amount of costs capitalized in prior periods related to development activities, and represents an increased investment in software development due to the growth of our business.

Cost of Maintenance Revenue

Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers, as well as internal and third party infrastructure hosting and support costs associated with our SaaS offerings. For fiscal 2012, 2011 and 2010, cost of maintenance revenue was $198.5 million, or 9.1%, $169.4 million, or 8.2%, and $158.3 million, or 8.3%, of total revenue, respectively, and 18.4%, 16.5% and 15.5% of maintenance revenue, respectively.

Cost of maintenance revenue in fiscal 2012 increased by $29.1 million, or 17.2%, over fiscal 2011. This increase was attributable to a $7.3 million increase in third party maintenance outsourcing costs, a $5.5 million increase in personnel costs, including third party subcontracting fees, a $5.4 million increase in share-based compensation expense, a $4.3 million increase related to the early exit of a long-term service contract, a $3.5 million increase in third party SaaS hosting and support costs and a $3.1 million net increase in other expenses.

Cost of maintenance revenue in fiscal 2011 increased by $11.1 million, or 7.0%, over fiscal 2010. This increase was attributable to a $6.2 million increase in personnel costs, including third party subcontracting fees, a $1.9 million increase in share-based compensation expense and a $3.0 million net increase in other expenses.

Cost of Professional Services Revenue

Cost of professional services revenue consists primarily of salaries, related personnel costs and third party subcontracting fees associated with implementation, consulting and education services that we provide to our customers and the related infrastructure to support this business. For fiscal 2012, 2011 and 2010, cost of professional services revenue was $212.0 million, or 9.8%, $186.0 million, or 9.0%, and $137.7 million, or 7.2%, of total revenue, respectively, and 99.2%, 105.3% and 106.7% of professional services revenue, respectively.

Cost of professional services revenue in fiscal 2012 increased by $26.0 million, or 14.0%, over fiscal 2011. This increase was attributable primarily to a $19.7 million increase in personnel and related costs and a $5.7 million increase in third party subcontracting fees, commensurate with increases in professional services revenue.

Cost of professional services revenue in fiscal 2011 increased by $48.3 million, or 35.1%, over fiscal 2010. This increase was attributable to a $31.3 million increase in third party subcontracting fees, a $13.9 million increase in personnel and related costs, a $1.2 million increase in share-based compensation expense and a $1.9 million net increase in other expenses, commensurate with increases in professional services revenue.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For fiscal 2012, 2011 and 2010, selling and marketing expenses were $634.0 million, or 29.2%, $611.4 million, or 29.6%, and $558.0 million, or 29.2%, of total revenue, respectively.

Selling and marketing expenses in fiscal 2012 increased by $22.6 million, or 3.7%, over fiscal 2011. This increase was attributable to a $14.2 million increase in sales personnel and related costs, principally due to an increase in variable compensation expense attributable to increased revenue as well as an increase in sales personnel headcount, a $9.1 million increase in marketing campaign expenditures, a $4.6 million increase in share-based compensation expense and a $1.5 million net increase in other expenses, partially offset by a $4.1 million decrease in third party consulting fees and a $2.7 million decrease in legal costs relating to a fiscal 2011 matter.

Selling and marketing expenses in fiscal 2011 increased by $53.4 million, or 9.6%, over fiscal 2010. This increase was attributable to a $50.4 million increase in sales personnel and related costs, principally due to an increase in variable compensation expense attributable to increased revenue as well as an increase in sales personnel headcount, a $3.5 million increase in share-based compensation expense and a $2.7 million increase in legal costs relating to a fiscal 2011 matter, partially offset by a $3.2 million net decrease in other expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries, related personnel costs and third party subcontracting fees related to software developers and development support personnel, including product management, software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For fiscal 2012, 2011 and 2010, research and development expenses were $165.2 million, or 7.6%, $181.6 million, or 8.8%, and $195.9 million, or 10.3%, of total revenue, respectively.

Research and development expenses in fiscal 2012 decreased by $16.4 million, or 9.0%, from fiscal 2011. This decrease reflects a $19.8 million increase in capitalized research and development costs related to software development projects, due to the scope and timing of several key future product releases, a $1.8 million decrease in equipment expense, a $1.7 million decrease in facilities expenses and a $3.1 million net decrease in other expenses, partially offset by a $7.2 million increase in personnel and related costs and a $2.8 million increase in share-based compensation expense.

Research and development expenses in fiscal 2011 decreased by $14.3 million, or 7.3%, from fiscal 2010. This decrease was attributable primarily to a $35.7 million increase in capitalized research and development costs resulting from additional internal investments made in new products, including the expansion of our BSM solution offerings, partially offset by a $22.0 million increase in research and development personnel costs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. During fiscal 2012, 2011 and 2010, general and administrative expenses were $217.9 million, or 10.0%, $220.7 million, or 10.7%, and $207.0 million, or 10.8%, of total revenue, respectively.

General and administrative expenses in fiscal 2012 decreased by $2.8 million, or 1.3%, from fiscal 2011. This decrease was attributable to an $8.2 million decrease in personnel costs, principally due to a decrease in variable compensation expense, and a $3.5 million decrease in facilities expenses, partially offset by a $6.4 million increase in share-based compensation expense and a $2.5 million net increase in other expenses.

General and administrative expenses in fiscal 2011 increased by $13.7 million, or 6.6%, over fiscal 2010. This increase was attributable to a $9.7 million increase in share-based compensation expense and a $7.1 million increase in personnel costs, principally due to an increase in variable compensation expense, partially offset by a $3.1 million net decrease in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets consists of the amortization of customer relationships and other intangible assets recorded in connection with our business combinations. During fiscal 2012, 2011 and 2010, amortization of intangible assets was $42.1 million, $33.6 million and $32.7 million, respectively.

Amortization of intangible assets in fiscal 2012 increased by $8.5 million, or 25.3%, over fiscal 2011. This increase was attributable primarily to amortization associated with intangible assets acquired in connection with our fiscal 2011 and 2012 acquisitions.

Amortization of intangible assets in fiscal 2011 increased by $0.9 million, or 2.8%, over fiscal 2010. This increase was attributable primarily to amortization associated with intangible assets acquired in connection with our fiscal 2010 and 2011 acquisitions, partially offset by a reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized.

Other Income (Loss), Net

Other income (loss), net, consists primarily of interest earned, realized gains and losses on investments and interest expense on our senior unsecured notes due 2018 and 2022 and capital leases. Other income (loss), net, for fiscal 2012, 2011 and 2010 consisted of losses of $13.9 million, $1.5 million and $1.9 million, respectively.

The change in other income (loss), net for fiscal 2012 was attributable to a $4.5 million reduction in net gains on investments primarily due to market declines on our trading securities, a $4.4 million reduction in interest and other income primarily due to a reduction in interest on our financed accounts receivable and a $3.5 million increase in interest expense primarily due to the issuance of our senior unsecured notes due 2022.

Other income (loss), net, for fiscal 2011 remained relatively flat as compared to fiscal 2010.

Provision for Income Taxes

We recorded income tax expense of $129.0 million, $75.1 million and $98.1 million in fiscal 2012, 2011 and 2010, respectively, resulting in effective tax rates of 24.3%, 14.1% and 19.5%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. The overall favorable effects of foreign tax rates on our effective tax rate were 7.7%, 10.3% and 5.9% of pre-tax earnings for fiscal 2012, 2011 and 2010, respectively. We also recorded discrete net tax benefits of $6.2 million, $57.2 million and $30.0 million in fiscal 2012, 2011 and 2010, respectively, associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 1.2%, 10.8% and 6.0% of pre-tax earnings, respectively. Our effective tax rate could fluctuate on an annual basis and could be adversely affected to the extent earnings are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates.

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

For a detailed explanation of the adjustments made to comparable GAAP financial measures, the reasons why management uses these measures and the usefulness of these measures, see items (1) – (5) below.

	Year Ended March 31,
	2012	2011	2010
	(In millions)
Operating income:
GAAP operating income	$543.9	$532.8	$506.1
Share-based compensation expense (1)	127.2	106.5	88.9
Amortization of intangible assets (2)	97.7	79.1	76.5
Severance, exit costs and related charges (3)	10.8	14.3	3.0

Non-GAAP operating income	$779.6	$732.7	$674.5

	Year Ended March 31,
	2012	2011	2010
	(In millions)
Net earnings:
GAAP net earnings	$401.0	$456.2	$406.1
Share-based compensation expense (1)	127.2	106.5	88.9
Amortization of intangible assets (2)	97.7	79.1	76.5
Severance, exit costs and related charges (3)	10.8	14.3	3.0
Provision for income taxes on above pre-tax non-GAAP adjustments (4)	(68.4)	(52.7)	(48.5)
Certain discrete tax items (5)	(6.2)	(57.2)	(30.0)

Non-GAAP net earnings	$562.1	$546.2	$496.0

	Year Ended March 31,
	2012	2011	2010
Diluted earnings per share*:
GAAP diluted earnings per share	$2.32	$2.50	$2.17
Share-based compensation expense (1)	0.74	0.58	0.48
Amortization of intangible assets (2)	0.57	0.43	0.41
Severance, exit costs and related charges (3)	0.06	0.08	0.02
Provision for income taxes on above pre-tax non-GAAP adjustments (4)	(0.40)	(0.29)	(0.26)
Certain discrete tax items (5)	(0.04)	(0.31)	(0.16)

Non-GAAP diluted earnings per share*	$3.25	$2.99	$2.66

*	Non-GAAP diluted earnings per share is computed independently for each period presented. The sum of GAAP diluted earnings per share and non-GAAP adjustments per share may not equal non-GAAP diluted earnings per share due to rounding differences.

(1)	Share-based compensation expense. Our non-GAAP financial measures exclude the compensation expenses required to be recorded by GAAP for equity awards to employees and directors. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding expenses related to share-based compensation, because these costs are generally fixed at the time an award is granted, are then expensed over several years and generally cannot be changed or influenced by management once granted.

(2)	Amortization of intangible assets. Our non-GAAP financial measures exclude costs associated with the amortization of intangible assets, which are included in cost of license revenue and amortization of intangible assets in our consolidated statements of comprehensive income. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding amortization of intangible assets, because these costs are fixed at the time of an acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management after the acquisition.

(3)	Severance, exit costs and related charges. Our non-GAAP financial measures exclude severance, exit costs and related charges, and any subsequent changes in estimates, as they relate to our corporate restructuring and exit activities. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding severance, exit costs and related charges, in order to provide comparability and consistency with historical operating results.

(4)	Provision for income taxes on above pre-tax non-GAAP adjustments. Our non-GAAP financial measures exclude the tax impact of the above pre-tax non-GAAP adjustments. This amount is calculated using the tax rates of each country to which these pre-tax non-GAAP adjustments relate. Management excludes the non-GAAP adjustments on a net-of-tax basis in evaluating our performance. Therefore, we exclude the tax impact of these charges when presenting non-GAAP financial measures.

(5)	Certain discrete tax items. Our non-GAAP financial measures exclude net tax benefits of $6.2 million, $57.2 million and $30.0 million for fiscal 2012, 2011 and 2010, respectively, associated with tax authority settlements related to prior years’ tax matters. Management excludes the impact of these items in evaluating our performance. Therefore, we exclude these items when presenting non-GAAP financial measures.

Liquidity and Capital Resources

At March 31, 2012, we had $1.6 billion in cash, cash equivalents and investments, approximately 60% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $615.8 million of earnings that we have determined will be invested indefinitely in those operations. If such earnings were to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements. We also had outstanding letters of credit, performance bonds and similar instruments at March 31, 2012 of approximately $44.6 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.

At March 31, 2012 and 2011, we held auction rate securities with a par value of $29.3 million and $29.8 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $26.9 million and $27.2 million at March 31, 2012 and 2011, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities and the put option discussed below using internally developed models of the expected cash flows of the securities on a discounted basis. These models incorporate assumptions about the expected cash flows of the underlying student loans discounted at an estimate of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. During fiscal 2012 and 2011, issuers redeemed available-for-sale holdings of $0.5 million par value and $20.9 million par value, respectively, and trading holdings of $5.4 million par value during fiscal 2011. On July 1, 2010, we exercised our right under a put agreement with a bank from which we acquired certain auction rate securities to put the remaining securities subject to this agreement, with $11.2 million par value, to the bank.

In February 2012, we issued $500.0 million of senior unsecured notes due 2022. Net proceeds to us after original issuance discount and issuance costs amounted to $493.3 million. These senior notes were issued at an original issuance discount of $2.7 million. These senior notes bear interest at a rate of 4.25% per annum, payable semi-annually in February and August of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 35 basis points, plus accrued and unpaid interest. These senior notes are subject to the provisions of an indenture which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC’s senior notes, or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC’s senior notes, for interest periods of one, two, three or six months. As of March 31, 2012 and through May 10, 2012, we have not borrowed any funds under the Credit Facility.

In June 2008, we issued $300.0 million of senior unsecured notes due 2018. Net proceeds to us after original issuance discount and issuance costs amounted to $295.6 million. These senior notes were issued at an original issuance discount of $1.8 million. These senior notes bear interest at a rate of 7.25% per annum, payable semi-annually in June and December of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 50 basis points, plus accrued and unpaid interest. These senior notes are subject to the provisions of an indenture which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.

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

Our cash flows during fiscal 2012, 2011 and 2010 were:

	Year Ended March 31,
	2012	2011	2010
	(In millions)
Net cash provided by operating activities	$800.3	$765.2	$635.4
Net cash used in investing activities	(665.9)	(147.6)	(159.3)
Net cash used in financing activities	(282.0)	(340.9)	(158.7)
Effect of exchange rate changes on cash and cash equivalents	(16.4)	15.6	27.9

Net increase (decrease) in cash and cash equivalents	$(164.0)	$292.3	$345.3

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities in fiscal 2012 increased by $35.1 million over fiscal 2011, attributable primarily to the net impact of working capital changes, partially offset by a decrease in net earnings before non-cash expenses (principally depreciation, amortization, share-based compensation expense and deferred income tax provision). Net cash provided by operating activities in fiscal 2011 increased by $129.8 million over fiscal 2010, attributable primarily to an increase in net earnings before non-cash expenses (principally depreciation, amortization, share-based compensation expense and deferred income tax provision) as well as the net impact of working capital changes.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2012 increased by $518.3 million over fiscal 2011. This increase was attributable primarily to an increase in cash expended for acquisitions, a decrease in proceeds from the maturities and sales of investments, an increase in investment purchases and an increase in capitalization of software development costs. Net cash used in investing activities in fiscal 2011 decreased by $11.7 million from fiscal 2010. This decrease was attributable primarily to a decrease in investment purchases and in cash expended for acquisitions, offset by a decrease in proceeds from the maturities of investments and an increase in capitalization of software development costs.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2012 decreased by $58.9 million from fiscal 2011. This decrease was attributable primarily to an increase in proceeds from borrowings, partially offset by an increase in treasury stock acquired and a decrease in proceeds from stock option exercises. Net cash used in financing activities in fiscal 2011 increased by $182.2 million over fiscal 2010. This increase was attributable primarily to an increase in treasury stock acquired and a decrease in proceeds from borrowings, offset by an increase in proceeds from stock option exercises.

Trade Finance Receivables

We provide financing on a portion of our sales transactions to customers that meet our standards of creditworthiness. We believe our practice of providing financing at reasonable market interest rates enhances our competitive position. We participate in established programs with third party financial institutions and sell a significant portion of our finance receivables to such institutions on a non-recourse basis, enabling us to collect cash on a timely basis while fully transferring credit risk of customer default to third party financial institutions. We record transfers of finance receivables to third party financial institutions as sales of such finance receivables when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During fiscal 2012, 2011 and 2010, we transferred $227.9 million, $172.3 million and $208.8 million, respectively, of such receivables through these programs.

Treasury Stock Purchases

Our Board of Directors has authorized a total of $5.0 billion to repurchase common stock. During fiscal 2012, we repurchased 19.2 million shares for $780.5 million. From the inception of the stock repurchase authorization through March 31, 2012, we have purchased 152.0 million shares for $4.1 billion. At March 31, 2012, there was $850.2 million remaining in the stock repurchase program, which does not have an expiration date. In addition, during fiscal 2012, we repurchased 0.9 million shares for $38.2 million to satisfy employee tax withholding obligations upon the vesting of share-based awards.

The repurchase of stock will continue to be funded primarily with cash generated from domestic operations, and therefore, affects our overall domestic versus international liquidity balances. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities above for a monthly detail of treasury stock purchases for the quarter ended March 31, 2012.

Contractual Obligations

The following is a summary of our contractual obligations at March 31, 2012:

	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	(In millions)
Senior unsecured notes (1)	$43.0	$86.0	$86.0	$938.9	$1,153.9
Capital lease obligations (1)	8.9	10.9	—	—	19.8
Operating lease obligations	41.9	53.1	13.9	7.3	116.2
Purchase obligations (2)	8.6	8.7	—	—	17.3
Other long-term liabilities reflected on the balance sheet (1)	14.4	15.6	—	—	30.0

Total contractual obligations (3)(4)	$116.8	$174.3	$99.9	$946.2	$1,337.2

(1)	Represents contractual amounts due, including interest.
(2)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and contain specific terms, including quantities to be purchased and the timing of the purchase.
(3)	Total does not include contractual obligations recorded on the balance sheet as current liabilities, other than capital lease obligations and other long-term liabilities above.
(4)	We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities will occur for our unrecognized tax benefits due to the uncertainties related to these tax matters. Therefore, our liability for unrecognized tax benefits of $90.5 million, including interest and penalties, is not included in the table above.

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

Revenue Recognition

We derive revenue principally from software-related arrangements consisting of software license, maintenance and professional services offerings and non-software arrangements consisting of our SaaS offerings. We commence revenue recognition when all of the following core revenue recognition criteria are satisfied: i) persuasive evidence of an arrangement exists; ii) delivery of the license or service has occurred or is occurring; iii) the arrangement fee is fixed or determinable; and iv) collection of the arrangement fee is probable.

Software License, Maintenance and Professional Services Arrangements

Software license revenue is recognized when the core revenue recognition criteria above are satisfied and vendor-specific objective evidence (VSOE) of the fair value of undelivered elements exists. As substantially all of our software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We have established VSOE of the fair value of maintenance through independent maintenance renewals. These demonstrate a consistent relationship of pricing maintenance as a percentage of either the net license fee or the discounted or undiscounted license list price. VSOE of the fair value of professional services is established based on daily rates when sold on a stand-alone basis, as well as management-approved pricing for certain new offerings.

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

Maintenance revenue is recognized ratably over the contractual terms of the maintenance arrangements, which primarily range from one to three years and in some instances can extend up to five or more years.

Professional services revenue, which principally relates to implementation, integration and education services associated with our products, is derived under both time-and-material and fixed fee arrangements and in most instances is recognized on a proportional performance basis based on days of effort. If no discernable customer deliverable exists until the completion of the professional services, we apply the completed performance method and defer the recognition of professional services revenue until completion of the services, which is typically evidenced by a signed completion letter from the customer. Services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification or customization of our products and are not otherwise considered to be essential to the functionality of such products. In arrangements where the professional services do not qualify for separate accounting from the license elements, the combined software license and professional services revenue are recognized based on contract accounting using either the percentage-of-completion or completed-contract method.

SaaS Arrangements

SaaS subscription fees are recognized ratably over the contractual terms of the subscription arrangements beginning on the date that the service is made available to customers. Additional professional services fees, principally related to optional services engagements that are not essential to the functionality of our core SaaS offerings and are considered to have standalone value, are generally recognized on a proportional performance basis based on days of effort. In our consolidated financial statements, SaaS subscription revenue and optional professional services revenue are included in maintenance and professional services revenue, respectively. To date, SaaS and related professional services revenues have not represented a significant percentage of our total revenue in any period since our SaaS offerings were first introduced to the market in late fiscal 2010.

Other Revenue Recognition Considerations

In arrangements containing both software and non-software (e.g., SaaS) elements, which to date have been infrequent, we allocate the arrangement consideration first into software and non-software units of accounting based on a relative selling price hierarchy and then apply the applicable software and non-software revenue recognition criteria to each unit of accounting. To date, we have determined the relative selling price of software and non-software units of accounting based on management’s best estimate of selling price as other means of determining relative selling price (e.g., VSOE or other third-party evidence) have not been available with respect to all of the components in bundled software and non-software arrangements.

We also execute arrangements through resellers, distributors and systems integrators (collectively, channel partners) in which the channel partners act as the principals in the transactions with the end users of our products and services. In license arrangements with channel partners, title and risk of loss pass to the channel partners upon execution of our arrangements with them and the delivery of our products to the channel partner or the end user. We recognize revenue from transactions with channel partners on a net basis (the amount actually received by us from the channel partners) when all other revenue recognition criteria are satisfied. We do not offer right of return, product rotation or price protection to any of our channel partners.

Revenue from financed customer transactions are generally recognized in the same manner as those requiring current payment, as we have a history of offering installment contracts to customers and successfully enforcing original payment terms without making concessions. In arrangements where the fees are not considered to be fixed or determinable, we recognize revenue when payments become due under the arrangement. If we determine that a transaction is not probable of collection or a risk of concession exists, we do not recognize revenue in excess of the amount of cash received.

We are required to charge certain taxes on our revenue transactions. These amounts are not included in revenue. Instead, we record a liability when the amounts are collected and relieve the liability when payments are made to the applicable government agency.

In our consolidated statements of comprehensive income, revenue is categorized as license, maintenance or professional services revenue. We allocate revenue from arrangements containing multiple elements to each of these categories based on the VSOE of fair value for elements in each revenue arrangement and the application of the residual method for arrangements in which we have established VSOE of fair value for all undelivered elements. In arrangements where we are not able to establish VSOE of fair value for all undelivered elements, we first allocate revenue to any undelivered elements for which VSOE of fair value has been established, then allocate revenue to any undelivered elements for which VSOE of fair value has not been established based upon management’s best estimate of fair value of those undelivered elements and apply a residual method to determine the license fee. Management’s best estimate of fair value of undelivered elements for which VSOE of fair value has not been established is based upon the VSOE of similar offerings and other objective criteria.

Capitalized Software Development Costs

Costs of internally developed software are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized until the product is generally available to customers in accordance with relevant accounting standards. Judgment is involved in determining the point at which technological feasibility is reached. If different judgments were made, they could result in a different amount of costs that are capitalized. Capitalized software development costs are then amortized using the greater of an amount determined by the ratio of current revenues recognized to the total anticipated revenues for a product or straight-line over the product’s estimated economic life beginning at the date of general availability of the product to our customers. We evaluate our capitalized software development costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter in which it is identified. Determining net realizable value requires that we make estimates and use judgment in quantifying the appropriate amount to write off, if any. Actual amounts realized from the sales of software products could differ from our estimates. Also, any future changes to our product portfolio could result in significant increases to our cost of license revenue as a result of the impairment of capitalized software development costs or acquired technology.

Share-Based Compensation

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

We estimate the fair value of stock options and employee stock purchase plan awards using the Black-Scholes option pricing model. We use the fair value of the Company’s common stock at the date of grant as an estimate of fair value for time-based nonvested stock units, and we utilize Monte Carlo simulation models to estimate the fair value of certain market-based nonvested stock units. The fair values of share-based awards determined on the date of grant using a fair value model are impacted by our stock price as well as assumptions regarding a number of complex and subjective variables. These assumptions include our expected stock price volatility, the risk-free interest rate over the expected term of the awards and expected stock price volatilities of the NASDAQ-100 Index used in our Monte Carlo simulation models.

We estimate the volatility of our stock price using a combination of both historical volatility and implied volatility derived from market traded options for our stock, as we believe that the combined volatility is more representative of future stock price volatility than either historical or implied volatility alone. We estimate the risk-free interest rate based on zero-coupon yields implied from United States Treasury issues with maturities similar to the expected term of the awards. We estimate the expected term of options granted using the simplified method allowed by relevant accounting standards, due to changes in vesting terms and contractual lives of our current options compared to our historical grants. We have never paid cash dividends and do not currently intend to pay cash dividends, and therefore we assume an expected dividend yield of zero in the valuation models. We estimate potential forfeitures of share-based awards at the time of grant and record compensation expense for those awards expected to vest. The estimate of forfeitures is reassessed over the requisite service period and, to the extent that actual forfeitures differ, or are expected to differ, from such estimates, compensation expense is adjusted through a cumulative catch-up adjustment in the period of change and the remaining unrecognized share-based compensation expense is recorded over the remaining requisite service period. We use historical data to estimate prevesting forfeitures and record share-based compensation expense for those awards that are expected to vest. If we use different assumptions for estimating share-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the amount of such expense recorded in future periods may differ significantly from what we have recorded in the current period.

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

Goodwill and Intangible Assets

When we acquire a business, a portion of the purchase price is typically allocated to acquired technology and other identifiable intangible assets, such as customer relationships. The excess of our cost over the fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. The amounts allocated to acquired technology and other intangible assets represent our estimates of their fair values at the acquisition date. The fair values are primarily estimated using the expected present value of future cash flows method of applying the income approach, which requires us to project the related future revenue and expenses and apply an appropriate discount rate. We amortize the acquired technology and other intangible assets with finite lives over their estimated useful lives. All goodwill is assessed for impairment annually or when events or changes in circumstances indicate that the fair value has been reduced below carrying value. When conducting our annual goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired in order to determine the need to perform the two-step impairment test. If we determine by a qualitative evaluation that it is more likely than not that goodwill is impaired, we conduct a quantitative assessment of impairment which requires us to estimate future cash flows.

The estimates used in valuing all intangible assets and assessing useful lives are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results used to determine fair value and to estimate useful lives. Incorrect estimates of fair value and/or useful lives could result in future impairment charges and those charges could be material to our results of operations.

Valuation of Investments

Our investments consist of debt and equity securities. We classify our investments in equity securities that have readily determinable fair values and all debt securities as held-to-maturity, available-for-sale or trading at acquisition and reevaluate such classification at each subsequent balance sheet date. We do not have any investments classified as held-to-maturity at March 31, 2012 or 2011. Our available-for-sale and trading securities are recorded at fair value in the consolidated balance sheets. Unrealized gains or losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless an impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income unless certain criteria are met. In addition, unrealized gains and losses on trading securities and all realized gains and losses are recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income. We account for our investments in non-marketable equity securities where we do not have significant influence and that do not have a readily determinable fair value under the cost method of accounting. We regularly analyze our portfolio of available-for-sale and cost method investments for other-than-temporary declines in fair value. This analysis requires significant judgment as well as the use of estimates and assumptions. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below our cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that we will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) whether we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. We have investment policies which are designed to ensure that our assets are invested in capital-preserving securities. However, from time to time, issuer-specific and market-specific events could warrant a write down for an other-than-temporary decline in fair value.

At March 31, 2012, we held auction rate securities with a par value of $29.3 million and an estimated fair value of $26.9 million. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities using internally developed models of the expected cash flows of the securities. These models incorporate assumptions about the cash flows of the underlying student loans and estimates of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities.

As the vast majority of our investments are investment-grade securities, we anticipate that any future impairment charges related to these investments will not have a material adverse effect on our financial position or results of operations. Investments in debt and equity securities with a fair value below our cost at March 31, 2012 are discussed in greater detail in Note 3 to the accompanying consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In December 2010 and in September 2011, the Financial Accounting Standards Board (FASB) issued updated guidance relating to the annual goodwill impairment test. This new guidance incorporates additional qualitative assessments at two discrete points in the goodwill impairment evaluation. First, entities are now permitted to perform an initial qualitative assessment of whether it is more likely than not that goodwill is impaired in order to determine the need to perform the previously required two-step impairment test. This new guidance was early adopted by us for our fiscal 2012 annual goodwill impairment test. Additionally, as part of step one of the two-step impairment test, entities are required to perform a qualitative assessment of whether it is more likely than not that goodwill is impaired in situations where reporting units have a carrying value that is zero or negative. If the qualitative evaluation determines that it is more likely than not that goodwill is impaired, step two of the goodwill impairment test is required to be performed to determine the amount of impairment, if any. This guidance was effective for us beginning with our fiscal 2012 goodwill impairment test. Neither set of guidance had a material effect on our financial position, results of operations or cash flows.

In May 2011, the FASB issued updated guidance for fair value measurements, primarily clarifying existing guidance and adding new disclosure requirements for Level 3 fair value measurements. This guidance requires entities to disclose quantitative information about the significant unobservable inputs used in Level 3 measurements, and to provide additional qualitative information regarding the valuation process in place for Level 3 measurements and the sensitivity of recurring Level 3 fair value measurements to changes in unobservable inputs used. This new guidance was effective for us beginning with our fourth quarter of fiscal 2012 and did not have a material effect on our financial position, results of operations or cash flows.

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

The hypothetical changes noted in the sections immediately below are based on sensitivity analyses performed at March 31, 2012. Actual results could differ materially.

Foreign Currency Exchange Rate Risk

We use derivatives to hedge those current net assets and liabilities that, when re-measured in accordance with United States generally accepted accounting principles, impact our consolidated statement of operations. Foreign currency forward contracts are utilized in these hedging programs. All foreign currency forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure, not for speculation or trading purposes. Gains and losses on these foreign currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency assets and liabilities that they hedge, with the goal of minimizing the net gains or losses overall on the hedged exposures. When hedging balance sheet exposures, all gains and losses on foreign currency forward contracts are recognized in other income (loss) in the same period as when the gains and losses on re-measurement of the foreign currency denominated assets and liabilities occur. All settlements of gains and losses related to foreign currency forward contracts are included in cash flows from operating activities in the consolidated statements of cash flows. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we did not hedge against foreign currency exchange rate movement, a hypothetical increase or decrease of 10% in exchange rates would result in a corresponding increase or decrease in earnings before taxes of approximately $14.4 million. This amount represents the impact of foreign currency exchange rate fluctuations on exposures at March 31, 2012 related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the United States dollar.

We do not currently hedge currency risk related to anticipated revenue or expenses denominated in foreign currencies.

The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

	Notional Amount
	March 31,
	2012	2011
	(In millions)
Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)
Euro	$214.2	$158.5
Australian dollar	29.9	13.9
British pound	19.2	5.0
Chinese yuan renminbi	11.7	7.6
Brazilian real	8.7	5.6
Swedish krona	8.2	2.4
Swiss franc	6.8	1.5
Danish krone	3.9	3.0
Singapore dollar	3.8	0.6
New Zealand dollar	3.4	2.9
Mexican peso	3.2	—
South Korean won	2.6	4.6
Canadian dollar	—	4.2
Other	6.4	3.2

Total	$322.0	$213.0

Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)
Israeli shekel	$158.2	$151.6
Mexican peso	—	9.3
Indian rupee	15.0	9.1
Other	4.8	2.2

Total	$178.0	$172.2

Interest Rate Risk

We adhere to a conservative investment policy, whereby our principal concern is the preservation of liquid funds. Cash, cash equivalents and investments were approximately $1.6 billion at March 31, 2012, which consisted of $1.5 billion in cash and cash equivalents and the remaining balance consisted primarily of different types of investment-grade debt securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, we classify most of our investments as “available-for-sale,” which provides that no gain or loss on any security would actually be recognized in earnings unless the instrument was sold or any loss in value was deemed to be other-than-temporary. Due to the current interest rate environment and the liquidity of our overall portfolio, any hypothetical decrease in annual interest rates would have an immaterial impact on earnings before taxes.

Market Risk

The carrying value and fair value at March 31, 2012 of our senior unsecured notes due 2018 were $298.9 million and $368.4 million, respectively. The fair value was based upon market prices of these senior notes. If market interest rates increased by 100 basis points and assuming all other variables were held constant, we estimate the fair value of our senior unsecured notes due 2018 would decrease by approximately $17.9 million.

The carrying value and fair value at March 31, 2012 of our senior unsecured notes due 2022 were $497.4 million and $506.6 million, respectively. The fair value was based upon market prices of these senior notes. If market interest rates increased by 100 basis points and assuming all other variables were held constant, we estimate the fair value of our senior unsecured notes due 2022 would decrease by approximately $38.5 million.

At March 31, 2012, we held auction rate securities with a par value of $29.3 million and an estimated fair value of $26.9 million. For further information, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. We may incur additional temporary unrealized losses or other-than-temporary impairments in the future if current market conditions were to persist and we no longer had the intent and ability to retain the auction rate securities for a period of time sufficient to allow for any recovery in fair value.

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

Management assessed our internal control over financial reporting as of March 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2012, the end of our fiscal year. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The effectiveness of our internal control over financial reporting at March 31, 2012 has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements. Ernst & Young LLP’s report on our internal control over financial reporting is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of BMC Software, Inc.

We have audited the internal control over financial reporting of BMC Software, Inc. (the “Company”) as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows of the Company for each of the three years in the period ended March 31, 2012, and our report dated May 10, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

May 10, 2012

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement in connection with our 2012 Annual Meeting of Stockholders (the 2012 Proxy Statement), which will be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2012, under the headings “Proposal One: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be set forth in the 2012 Proxy Statement under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2012 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2012 Proxy Statement under the headings “Independence of Directors” and “Related Person Transactions and Procedures” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the 2012 Proxy Statement under the heading “Fees Paid to Ernst & Young” and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Documents filed as a part of this Report:

1. The following consolidated financial statements of BMC Software, Inc. and subsidiaries and the related reports of the independent registered public accounting firm are filed herewith:

2. All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

3. The following Exhibits are filed with this Report or incorporated by reference as set forth below:

Exhibit Number

3.1	—	Restated Certificate of Incorporation, as amended, of the Company; incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

3.2	—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed November 12, 2010.

4.1	—	Indenture, dated at June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 4, 2008.

4.2	—	Supplemental Indenture, dated at June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee, including the form of the 7.25% Note due 2018; incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 4, 2008.

4.3	—	Indenture, dated as of February 13, 2012, between BMC Software, Inc. and Wells Fargo Bank, N.A. as trustee; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 13, 2012.

4.4	—	Supplemental Indenture, dated at February 13, 2012, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee, including the form of the 4.25% Note due 2022; incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed February 13, 2012.

10.1(a)	—	BMC Software, Inc. 1994 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.1(b)	—	Second Amendment to the BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.1(b) to our Annual Report on Form 10-K for the year ended March 31, 2009 (the 2009 10-K).

Exhibit Number

10.2(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to our Annual Report on Form 10-K for the year ended March 31, 1995 (the 1995 10-K).

10.2(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

10.3	—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

10.4	—	BMC Software, Inc. 2000 Employee Stock Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.5	—	Amended and Restated BMC Software, Inc. Executive Deferred Compensation Plan; incorporated by reference to Exhibit 10.5(d) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.6	—	Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed November 24, 2008.

10.7	—	BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to our 2002 Proxy Statement filed with the SEC on Schedule 14A.

10.8	—	BMC Software, Inc. 2002 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.9	—	BMC Software, Inc. Short-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.10	—	BMC Software, Inc. Long-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.11	—	Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed November 24, 2008.

10.12	—	BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.5 to the BladeLogic, Inc. Registration Statement on Form S-1 (Registration No. 333-141915).

10.13	—	First Amendment to BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.34(b) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.14	—	BMC Software, Inc. Clawback Policy and form of Consent; incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed May 1, 2012.

Exhibit Number

10.15	—	Form of Stock Option Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.19 to the 2009 10-K.

10.16	—	Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on June 12, 2006.

10.17	—	Form of Restricted Stock Unit Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.21 to the 2009 10-K.

10.18	—	Executive Employment Agreement between BMC Software, Inc. and William Miller; incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.19	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.20	—	Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.21	—	Form of Time-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.22	—	Executive Employment Agreement between BMC Software, Inc. and Hollie S. Castro; incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.23	—	Form of Performance-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.28 to our Current Report on Form 8-K filed June 12, 2008.

10.24	—	Form of Time-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.29 to our Current Report on Form 8-K filed June 12, 2008.

10.25	—	Performance-Based Restricted Stock Unit Award Agreement for Robert E. Beauchamp; incorporated by reference to Exhibit 10.30 to our Current Report on Form 8-K filed August 20, 2008.

10.26	—	BMC Software, Inc. 2007 Incentive Plan (as amended); incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A dated June 24, 2009.

Exhibit Number

10.27	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.34 to our Current Report on Form 8-K filed May 3, 2010.

10.28	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K filed May 3, 2010.

10.29	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and William D. Miller; incorporated by reference to Exhibit 10.38 to our Current Report on Form 8-K filed May 3, 2010.

10.30	—	Form of Performance-based market stock unit award agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.41 to our Current Report on Form 8-K filed December 9, 2010.

10.31	—	Credit Agreement Dated as of November 30, 2010; incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

10.32	—	Amendment dated November 1, 2011 to Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

10.33	—	Amendment dated November 10, 2011 to Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

10.34	—	Amendment dated November 30, 2011 to Executive Employment Agreement between BMC Software, Inc. and William D. Miller; incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*31.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*32.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Document.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BMC Software, Inc.

We have audited the accompanying consolidated balance sheets of BMC Software, Inc. (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 10, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

May 10, 2012

BMC SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,496.9	$1,660.9
Short-term investments	86.1	27.8
Trade accounts receivable, net	296.7	284.1
Trade finance receivables, net	108.0	112.6
Deferred tax assets	71.0	65.1
Other current assets	122.2	116.9

Total current assets	2,180.9	2,267.4
Property and equipment, net	87.8	94.2
Software development costs, net	244.7	193.8
Long-term investments	52.6	67.8
Long-term trade finance receivables, net	80.1	110.8
Intangible assets, net	257.5	100.9
Goodwill	1,720.6	1,407.0
Other long-term assets	240.2	243.5

Total assets	$4,864.4	$4,485.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$31.5	$30.8
Finance payables	1.2	16.6
Accrued liabilities	321.4	316.0
Deferred revenue	1,059.5	1,026.9

Total current liabilities	1,413.6	1,390.3
Long-term deferred revenue	934.4	928.6
Long-term borrowings	821.6	335.6
Other long-term liabilities	249.0	168.0

Total liabilities	3,418.6	2,822.5

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	1,179.5	1,077.4
Retained earnings	3,245.3	2,845.2
Accumulated other comprehensive income	31.9	32.0

	4,459.2	3,957.1
Treasury stock, at cost (87.4 and 71.9 shares)	(3,013.4)	(2,294.2)

Total stockholders’ equity	1,445.8	1,662.9

Total liabilities and stockholders’ equity	$4,864.4	$4,485.4

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data)

	Year Ended March 31,
	2012	2011	2010
Revenue:
License	$877.8	$864.5	$758.4
Maintenance	1,080.4	1,024.2	1,023.7
Professional services	213.8	176.6	129.1

Total revenue	2,172.0	2,065.3	1,911.2

Operating expenses:
Cost of license revenue	158.4	129.8	115.5
Cost of maintenance revenue	198.5	169.4	158.3
Cost of professional services revenue	212.0	186.0	137.7
Selling and marketing expenses	634.0	611.4	558.0
Research and development expenses	165.2	181.6	195.9
General and administrative expenses	217.9	220.7	207.0
Amortization of intangible assets	42.1	33.6	32.7

Total operating expenses	1,628.1	1,532.5	1,405.1

Operating income	543.9	532.8	506.1

Other income (loss), net:
Interest and other income, net	10.6	15.0	15.6
Interest expense	(23.3)	(19.8)	(21.3)
Gain (loss) on investments, net	(1.2)	3.3	3.8

Total other loss, net	(13.9)	(1.5)	(1.9)

Earnings before income taxes	530.0	531.3	504.2
Provision for income taxes	129.0	75.1	98.1

Net earnings	$401.0	$456.2	$406.1

Basic earnings per share	$2.36	$2.55	$2.21

Diluted earnings per share	$2.32	$2.50	$2.17

Shares used in computing basic earnings per share	169.9	178.7	183.1

Shares used in computing diluted earnings per share	172.8	182.4	186.8

Net earnings	$401.0	$456.2	$406.1
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax (benefit) provision of $(2.6), $1.4 and $4.2, respectively	(0.5)	24.1	27.8
Unrealized gain on available-for-sale securities, net of tax (benefit) provision of $(0.2), $0.6 and $1.4, respectively	0.4	2.5	3.1

Total other comprehensive income (loss)	(0.1)	26.6	30.9

Total comprehensive income	$400.9	$482.8	$437.0

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 31, 2012, 2011 and 2010

(In millions)

					Accumulated Other Comprehensive Income (Loss)
			Additional		Foreign Currency	Unrealized Gain (Loss) on Securities Available for	Treasury	Total
	Common Stock		Paid-in	Retained	Translation	Sale, Net of	Stock, at	Stockholders’
	Shares	Amount	Capital	Earnings	Adjustment	Taxes	Cost	Equity
Balance, March 31, 2009	249.1	$2.5	$881.2	$1,985.4	$(17.4)	$(8.1)	$(1,795.1)	$1,048.5

Comprehensive income:
Net earnings	—	—	—	406.1	—	—	—	406.1
Foreign currency translation adjustment, net of tax provision of $4.2	—	—	—	—	27.8	—	—	27.8
Unrealized gain on securities available for sale, net of tax provision of $1.4	—	—	—	—	—	3.1	—	3.1
Treasury stock purchases	—	—	—	—	—	—	(288.1)	(288.1)
Shares issued/forfeited for share-based compensation	—	—	(16.9)	(2.2)	—	—	108.3	89.2
Share-based compensation expense	—	—	89.3	—	—	—	—	89.3
Tax benefit of share-based compensation expense	—	—	11.8	—	—	—	—	11.8

Balance, March 31, 2010	249.1	$2.5	$965.4	$2,389.3	$10.4	$(5.0)	$(1,974.9)	$1,387.7

Comprehensive income:
Net earnings	—	—	—	456.2	—	—	—	456.2
Foreign currency translation adjustment, net of tax provision of $1.4	—	—	—	—	24.1	—	—	24.1
Unrealized gain on securities available for sale, net of tax provision of $0.6	—	—	—	—	—	2.5	—	2.5
Treasury stock purchases	—	—	—	—	—	—	(464.1)	(464.1)
Shares issued/forfeited for share-based compensation	—	—	(14.4)	(0.3)	—	—	144.8	130.1
Share-based compensation expense	—	—	109.2	—	—	—	—	109.2
Tax benefit of share-based compensation expense	—	—	17.2	—	—	—	—	17.2

Balance, March 31, 2011	249.1	$2.5	$1,077.4	$2,845.2	$34.5	$(2.5)	$(2,294.2)	$1,662.9

Comprehensive income:
Net earnings	—	—	—	401.0	—	—	—	401.0
Foreign currency translation adjustment, net of tax benefit of $2.6	—	—	—	—	(0.5)	—	—	(0.5)
Unrealized gain on securities available for sale, net of tax benefit of $0.2	—	—	—	—	—	0.4	—	0.4
Treasury stock purchases	—	—	—	—	—	—	(818.7)	(818.7)
Shares issued/forfeited for share-based compensation	—	—	(44.5)	(0.9)	—	—	99.5	54.1
Share-based compensation expense	—	—	133.2	—	—	—	—	133.2
Tax benefit of share-based compensation expense	—	—	13.4	—	—	—	—	13.4

Balance, March 31, 2012	249.1	$2.5	$1,179.5	$3,245.3	$34.0	$(2.1)	$(3,013.4)	$1,445.8

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$401.0	$456.2	$406.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	224.6	190.0	175.8
Deferred income tax provision	1.7	40.9	28.2
Share-based compensation expense	127.2	106.5	88.9
Loss (gain) on investments, net and other	2.9	(2.8)	(3.5)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(2.5)	(70.5)	7.9
Trade finance receivables	33.7	22.9	(47.8)
Prepaid and other current assets	(13.5)	(19.9)	(1.2)
Other long-term assets	3.9	(6.5)	(3.8)
Accrued and other current liabilities	24.8	(30.2)	(7.0)
Deferred revenue	20.3	132.0	30.5
Other long-term liabilities	(6.6)	(33.6)	9.0
Other operating assets and liabilities	(17.2)	(19.8)	(47.7)

Net cash provided by operating activities	800.3	765.2	635.4

Cash flows from investing activities:
Proceeds from maturities of investments	30.8	50.0	360.8
Proceeds from sales of investments	15.1	47.8	9.2
Purchases of investments	(88.5)	(57.6)	(333.8)
Cash paid for acquisitions, net of cash acquired, and other investments	(464.3)	(51.0)	(92.3)
Capitalization of software development costs	(132.5)	(115.8)	(81.0)
Purchases of property and equipment	(26.5)	(22.0)	(22.1)
Other investing activities	—	1.0	(0.1)

Net cash used in investing activities	(665.9)	(147.6)	(159.3)

Cash flows from financing activities:
Treasury stock acquired	(780.5)	(439.0)	(275.1)
Repurchases of stock to satisfy employee tax withholding obligations	(38.2)	(25.1)	(13.0)
Proceeds from stock options exercised and other	52.8	130.2	89.2
Excess tax benefit from share-based compensation expense	15.1	18.6	13.7
Repayments of borrowings and capital lease obligations	(24.5)	(23.7)	(15.5)
Proceeds from borrowings, net of issuance costs	493.3	(1.9)	42.0

Net cash used in financing activities	(282.0)	(340.9)	(158.7)

Effect of exchange rate changes on cash and cash equivalents	(16.4)	15.6	27.9

Net change in cash and cash equivalents	(164.0)	292.3	345.3
Cash and cash equivalents, beginning of period	1,660.9	1,368.6	1,023.3

Cash and cash equivalents, end of period	$1,496.9	$1,660.9	$1,368.6

Supplemental disclosure of cash flow information:
Cash paid for interest	$22.9	$23.0	$23.0
Cash paid for income taxes, net of amounts refunded	$40.7	$107.4	$89.8

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Nature of Operations

BMC Software, Inc. (collectively, we, us, our, the Company or BMC) develops software that provides system and service management solutions for large, mid-sized and small enterprises. We market and sell our products in most major world markets directly through our sales force and indirectly through channel partners, including resellers, distributors and systems integrators. We also provide maintenance and support for our products and perform software implementation, integration and education services for our customers.

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

Cash and Cash Equivalents

We consider investments with an original maturity of ninety days or less when purchased to be cash equivalents. At March 31, 2012 and 2011, our cash equivalents were comprised of money-market funds, United States Treasury securities and certificates of deposit. Our cash equivalents are subject to potential credit risk. Our cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

Investments

We classify our investments in equity securities that have readily determinable fair values and all debt securities as held-to-maturity, available-for-sale or trading at acquisition and reevaluate such classification at each subsequent balance sheet date. We do not have any investments classified as held-to-maturity at March 31, 2012 or 2011. Our available-for-sale and trading securities are recorded at fair value in the consolidated balance sheets. Unrealized gains and losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income unless certain criteria are met. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below our cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that we will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency; and (vi) whether we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, unrealized gains and losses on trading securities and all realized gains and losses are recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income. Realized and unrealized gains and losses are calculated using the specific identification method. Investments with maturities of twelve months or less are classified as short-term investments. Investments with maturities of more than twelve months are classified as long-term investments.

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

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables

In the ordinary course of business, we extend credit to our customers on both trade and financed terms. Trade and finance receivables are recorded at their outstanding principal balances, adjusted for interest receivable to date, if applicable, and adjusted by the allowance for doubtful accounts. Interest income on finance receivables is recognized using the effective interest method and is presented as interest and other income, net, in the consolidated statements of comprehensive income. Interest income on these finance receivables was $7.2 million, $12.9 million and $11.4 million in fiscal 2012, 2011 and 2010, respectively. In estimating the allowance for doubtful accounts, we consider the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer-specific information. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. At March 31, 2012 and 2011, the allowance for doubtful trade accounts receivable was $5.1 million and $3.6 million and the allowance for doubtful trade finance receivables was $0.6 million and $0.5 million, respectively. During fiscal 2012, 2011 and 2010, the provision (recovery) for bad debts was $1.6 million, $1.7 million and $(0.3) million and the amounts charged against the allowance for doubtful accounts were $0.1 million, $0.2 million and $1.3 million, respectively.

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

Software Development Costs

Costs of software developed internally for licensing to third parties are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs incurred through the general release of the software products are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized software development costs are then amortized using the greater of an amount determined by the ratio of current revenues recognized to the total anticipated revenues for a product or straight-line over the product’s estimated economic life beginning at the date of general availability of the product to our customers. The amortization of capitalized software development costs, including any amounts accelerated for products that are not expected to generate sufficient future revenue to realize their carrying values, is included in cost of license revenue in the consolidated statements of comprehensive income. During fiscal 2012, 2011 and 2010, amounts capitalized were $144.5 million, $124.0 million and $85.9 million, respectively, and amounts amortized were $93.6 million, $75.7 million and $63.1 million, respectively. The change in foreign currency exchange rates had no impact during fiscal 2012 and 2011 and increased capitalized software development costs by $0.1 million during fiscal 2010. Amounts capitalized during fiscal 2012, 2011 and 2010 included $4.9 million, $4.4 million and $2.3 million, respectively, of capitalized interest; and approximately $12.0 million, $8.2 million and $4.9 million, respectively, of share-based compensation costs.

Intangible Assets

Intangible assets consist principally of acquired technology and customer relationships recorded in connection with our business combinations. The amounts allocated to these intangible assets represent our estimates of their fair values at the acquisition date. The fair values are primarily estimated using the expected present value of future cash flows method of applying the income approach. Intangible assets are stated at cost and are generally amortized on a straight-line basis over their respective estimated economic lives ranging from one to five years.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identifiable intangible assets, in connection with our business combinations. Upon acquisition, goodwill is assigned to the reporting unit that is expected to benefit from the synergies of the business combination, which is the reporting unit to which the related acquired technology is assigned. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. Each of our business segments is considered a reporting unit. We assess goodwill for impairment as of January 1 of each fiscal year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our impairment assessment is based initially on a qualitative evaluation of whether it is more likely than not that goodwill is impaired in order to determine the need to perform a two-step impairment test. If we determine by a qualitative evaluation that it is more likely than not that goodwill is impaired, we conduct a quantitative assessment of goodwill impairment. Our quantitative impairment test is based on a comparison of the estimated fair value of the reporting units, determined using a combination of the income and market approaches on an invested capital basis, to their respective carrying values (including goodwill) as of the date of the impairment test.

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

Revenue Recognition

We derive revenue principally from software-related arrangements consisting of software license, maintenance and professional services offerings and non-software arrangements consisting of our software-as-a-service (SaaS) offerings. We commence revenue recognition when all of the following core revenue recognition criteria are satisfied: i) persuasive evidence of an arrangement exists; ii) delivery of the license or service has occurred or is occurring; iii) the arrangement fee is fixed or determinable; and iv) collection of the arrangement fee is probable.

Software License, Maintenance and Professional Services Arrangements

Software license revenue is recognized when the core revenue recognition criteria above are satisfied and vendor-specific objective evidence (VSOE) of the fair value of undelivered elements exists. As substantially all of our software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We have established VSOE of the fair value of maintenance through independent maintenance renewals. These demonstrate a consistent relationship of pricing maintenance as a percentage of either the net license fee or the discounted or undiscounted license list price. VSOE of the fair value of professional services is established based on daily rates when sold on a stand-alone basis, as well as management-approved pricing for certain new offerings.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Maintenance revenue is recognized ratably over the contractual terms of the maintenance arrangements, which primarily range from one to three years and in some instances can extend up to five or more years.

Professional services revenue, which principally relates to implementation, integration and education services associated with our products, is derived under both time-and-material and fixed fee arrangements and in most instances is recognized on a proportional performance basis based on days of effort. If no discernable customer deliverable exists until the completion of the professional services, we apply the completed performance method and defer the recognition of professional services revenue until completion of the services, which is typically evidenced by a signed completion letter from the customer. Services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification or customization of our products and are not otherwise considered to be essential to the functionality of such products. In arrangements where the professional services do not qualify for separate accounting from the license elements, the combined software license and professional services revenue are recognized based on contract accounting using either the percentage-of-completion or completed-contract method.

SaaS Arrangements

SaaS subscription fees are recognized ratably over the contractual terms of the subscription arrangements beginning on the date that the service is made available to customers. Additional professional services fees, principally related to optional services engagements that are not essential to the functionality of our core SaaS offerings and are considered to have standalone value, are generally recognized on a proportional performance basis based on days of effort. In our consolidated financial statements, SaaS subscription revenue and optional professional services revenue are included in maintenance and professional services revenue, respectively. To date, SaaS and related professional services revenues have not represented a significant percentage of our total revenue in any period since our SaaS offerings were first introduced to the market in late fiscal 2010.

Other Revenue Recognition Considerations

In arrangements containing both software and non-software (e.g., SaaS) elements, which to date have been infrequent, we allocate the arrangement consideration first into software and non-software units of accounting based on a relative selling price hierarchy and then apply the applicable software and non-software revenue recognition criteria to each unit of accounting. To date, we have determined the relative selling price of software and non-software units of accounting based on management’s best estimate of selling price as other means of determining relative selling price (e.g., VSOE or other third-party evidence) have not been available with respect to all of the components in bundled software and non-software arrangements.

We also execute arrangements through resellers, distributors and systems integrators (collectively, channel partners) in which the channel partners act as the principals in the transactions with the end users of our products and services. In license arrangements with channel partners, title and risk of loss pass to the channel partners upon execution of our arrangements with them and the delivery of our products to the channel partner or the end user. We recognize revenue from transactions with channel partners on a net basis (the amount actually received by us from the channel partners) when all other revenue recognition criteria are satisfied. We do not offer right of return, product rotation or price protection to any of our channel partners.

Revenue from financed customer transactions are generally recognized in the same manner as those requiring current payment, as we have a history of offering installment contracts to customers and successfully enforcing original payment terms without making concessions. In arrangements where the fees are not considered to be fixed or determinable, we recognize revenue when payments become due under the arrangement. If we determine that a transaction is not probable of collection or a risk of concession exists, we do not recognize revenue in excess of the amount of cash received.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are required to charge certain taxes on our revenue transactions. These amounts are not included in revenue. Instead, we record a liability when the amounts are collected and relieve the liability when payments are made to the applicable government agency.

In our consolidated statements of comprehensive income, revenue is categorized as license, maintenance or professional services revenue. We allocate revenue from arrangements containing multiple elements to each of these categories based on the VSOE of fair value for elements in each revenue arrangement and the application of the residual method for arrangements in which we have established VSOE of fair value for all undelivered elements. In arrangements where we are not able to establish VSOE of fair value for all undelivered elements, we first allocate revenue to any undelivered elements for which VSOE of fair value has been established, then allocate revenue to any undelivered elements for which VSOE of fair value has not been established based upon management’s best estimate of fair value of those undelivered elements and apply a residual method to determine the license fee. Management’s best estimate of fair value of undelivered elements for which VSOE of fair value has not been established is based upon the VSOE of similar offerings and other objective criteria.

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

Sales Commissions

We pay commissions, including sales bonuses, to our direct sales force related to revenue transactions under sales compensation plans established annually. We defer the portion of commissions that are direct and incremental costs of the license and maintenance revenue arrangements and recognize them as selling and marketing expenses in the consolidated statements of comprehensive income over the terms of the related customer contracts, in proportion to the recognition of the associated revenue. The commission payments are typically paid in full in the month following execution of the customer contracts. Deferred commissions as of March 31, 2012 and 2011 were $69.8 million and $78.7 million, respectively.

Share-Based Compensation

Share-based compensation expense for share-based awards is recognized only for those awards that are expected to vest. We use the straight-line attribution method to allocate share-based compensation expense over the requisite service period of the award.

Refer to Note 9 for further information regarding share-based compensation.

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting purposes and their respective tax bases, along with net operating losses and tax credit carryforwards. Income tax expense includes U.S. and foreign income taxes, including U.S. federal taxes on undistributed earnings of foreign subsidiaries to the extent such earnings are not considered to be indefinitely re-invested. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We utilize a “more likely than not” threshold for the recognition and derecognition of tax positions and measure positions accordingly. We reflect changes in recognition or measurement in the period in which the change in judgment occurs.We recognize interest and penalties in income tax expense in our consolidated statements of comprehensive income.

Refer to Note 8 for further information regarding income taxes.

Recently Adopted Accounting Pronouncements

In December 2010 and in September 2011, the Financial Accounting Standards Board (FASB) issued updated guidance relating to the annual goodwill impairment test. This new guidance incorporates additional qualitative assessments at two discrete points in the goodwill impairment evaluation. First, entities are now permitted to perform an initial qualitative assessment of whether it is more likely than not that goodwill is impaired in order to determine the need to perform the previously required two-step impairment test. This new guidance was early adopted by us for our fiscal 2012 annual goodwill impairment test. Additionally, as part of step one of the two-step impairment test, entities are required to perform a qualitative assessment of whether it is more likely than not that goodwill is impaired in situations where reporting units have a carrying value that is zero or negative. If the qualitative evaluation determines that it is more likely than not that goodwill is impaired, step two of the goodwill impairment test is required to be performed to determine the amount of impairment, if any. This guidance was effective for us beginning with our fiscal 2012 goodwill impairment test. Neither set of guidance had a material effect on our financial position, results of operations or cash flows.

In May 2011, the FASB issued updated guidance for fair value measurements, primarily clarifying existing guidance and adding new disclosure requirements for Level 3 fair value measurements. This guidance requires entities to disclose quantitative information about the significant unobservable inputs used in Level 3 measurements, and to provide additional qualitative information regarding the valuation process in place for Level 3 measurements and the sensitivity of recurring Level 3 fair value measurements to changes in unobservable inputs used. This new guidance was effective for us beginning with our fourth quarter of fiscal 2012 and did not have a material effect on our financial position, results of operations or cash flows.

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

(2) Business Combinations

Fiscal 2012 Acquisitions

In April 2011, we acquired all of the outstanding shares of Coradiant Inc. (Coradiant), a global provider of end-to-end performance management of web applications, for total cash consideration of $130.0 million. Coradiant’s operating results have been included in our condensed consolidated financial statements since the acquisition date. This acquisition expands BMC’s current application performance management offering to provide real-time insight into application performance and its impact on user behavior across enterprise, software-as-a-service (SaaS) and cloud environments. The purchase consideration was allocated to acquired assets and assumed liabilities consisting primarily of $18.1 million of acquired technology and $22.7 million of customer relationships, both with a weighted average economic life of three years, in addition to other tangible assets and liabilities. This acquisition resulted in an allocation of $91.7 million to goodwill assigned to our Enterprise Service Management (ESM) segment. Factors that contributed to a purchase price that resulted in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future Coradiant technology, support personnel to provide maintenance services related to Coradiant products and a trained sales force capable of selling current and future Coradiant products and the opportunity to cross-sell our products and Coradiant products to existing customers.

In June 2011, we also completed the acquisitions of Aeroprise, Inc., a provider of mobile IT service management solutions, as part of our ESM segment, and Neon Enterprise Software, LLC’s portfolio of IMS solution software as part of our Mainframe Service Management (MSM) segment, for combined cash consideration of $21.0 million. The purchase consideration was allocated to acquired assets and assumed liabilities consisting primarily of $11.2 million of acquired technology, with weighted average economic lives of three years, in addition to other tangible assets and liabilities. These acquisitions resulted in an allocation of $4.9 million to goodwill assigned to our ESM segment and $6.0 million assigned to our MSM segment.

In December 2011, we completed the acquisition of I/O Concepts Software Corporation, a provider of mainframe management and security solutions, for total cash consideration of $14.1 million. The purchase consideration was allocated to acquired assets and assumed liabilities consisting primarily of $5.4 million of acquired technology, with a weighted average economic life of three years, in addition to other tangible assets and liabilities. This acquisition resulted in an allocation of $10.3 million to goodwill assigned to our MSM segment.

In February 2012, we completed the acquisition of Numara Software Holdings, Inc. (Numara), a provider of integrated IT service management solutions for mid-sized and small companies, for total cash consideration of $305.9 million. Numara’s operating results have been included in our consolidated financial statements since the acquisition date as part of our ESM segment.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of acquired assets and assumed liabilities attributed to Numara at the date of acquisition were:

February 3, 2012
(In millions)
Cash and cash equivalents	$4.5
Trade accounts receivable	7.3
Other assets	1.6
Intangible assets	198.6
Goodwill	204.5

Total assets	416.5

Other current liabilities	10.6
Deferred tax liabilities	86.4
Deferred revenue	13.6

Total liabilities	110.6

Net assets acquired	$305.9

Factors that contributed to a purchase price that resulted in goodwill include, but are not limited to, the opportunity to cross-sell our products and Numara’s products to existing customers and the retention of research and development personnel with the skills to develop future Numara technology, support personnel to provide maintenance services related to Numara products and a trained sales force capable of selling current and future Numara products. The goodwill resulting from the transaction was assigned to the ESM segment and is not deductible for tax purposes.

The acquired identifiable intangible assets consisted of:

	Fair Value	Economic Life in Years
	(In millions)
Customer contracts and relationships	$164.4	5
Developed product technology	32.4	3
Trademarks and tradenames	1.8	3

Total identifiable intangible assets	$198.6

The results of operations of Numara are included in our consolidated statements of comprehensive income prospectively from February 3, 2012. The unaudited pro forma combined historical results for fiscal 2012 and 2011, giving effect to the acquisition of Numara assuming the transaction was consummated as of April 1, 2010, were:

	Year Ended March 31,
	2012	2011
	(In millions)
	(Unaudited)
Pro Forma Combined:
Revenue	$2,254.7	$2,126.8
Net earnings	391.8	428.2

The pro forma combined historical results prior to the date of acquisition do not reflect any cost savings or other synergies resulting from the transaction, are provided for informational purposes only and are not necessarily indicative of the combined results of operations for future periods or the results that actually would have been realized had the acquisition occurred at the beginning of the specified period.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary purchase price allocation for Numara was based on preliminary calculations and valuations, and our estimates and assumptions for this acquisition are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas that are not yet finalized relate to certain tangible assets acquired and liabilities assumed, identifiable intangible assets, income and non-income based taxes and residual goodwill.

Fiscal 2011 Acquisitions

During fiscal 2011, we completed the acquisition of the software business of Neptuny S.r.l., a provider of continuous capacity optimization software, and the acquisition of GridApp Systems, Inc., a provider of comprehensive database provisioning, patching and administration software, for combined purchase consideration of $51.5 million. The purchase consideration was allocated to acquired assets and assumed liabilities consisting primarily of $20.7 million of acquired technology, with weighted average economic lives of three years, in addition to other tangible assets and liabilities. These acquisitions resulted in an allocation of $34.2 million to goodwill assigned to our ESM segment. The operating results of the acquired companies have been included in our consolidated financial statements since the respective acquisition dates. Pro forma information is not included because the acquired companies’ operations would not have materially impacted our consolidated operating results.

Fiscal 2010 Acquisitions

During fiscal 2010, we completed the acquisitions of MQSoftware, Inc., a provider of middleware and enterprise application transaction management software, Tideway Systems Limited, a provider of IT discovery solutions, and Phurnace Software, Inc., a developer of software that automates the deployment and configuration of business-critical Java EE applications, for combined purchase consideration of $94.3 million. The purchase consideration was allocated to acquired assets and assumed liabilities, consisting primarily of approximately $36.3 million of acquired technology and $9.4 million of customer relationships, with weighted average economic lives of three years, in addition to other tangible assets and liabilities. These acquisitions resulted in an allocation of $61.3 million to goodwill, of which $12.8 million was assigned to the MSM segment and $48.5 million was assigned to the ESM segment. The operating results of the acquired companies have been included in our consolidated financial statements since the respective acquisition dates. Pro forma information is not included because the acquired companies’ operations would not have materially impacted our consolidated operating results.

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

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of our financial instruments were determined using the following input levels and valuation techniques:

	Fair Value Measurements at Reporting Date Using
March 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
		(In millions)
Assets
Cash equivalents
Money-market funds	$769.3	$769.3	$—	$—	A
United States Treasury securities	49.9	$49.9	—	—	A
Certificates of deposit	45.1	45.1	—	—	A
Short-term and long-term investments
United States Treasury securities	92.2	92.2	—	—	A
Auction rate securities	26.9	—	—	26.9	B
Mutual funds	19.6	19.6	—	—	A
Foreign currency forward contracts	8.1	—	8.1	—	A

Total	$1,011.1	$976.1	$8.1	$26.9

Liabilities
Foreign currency forward contracts	$0.6	$—	$0.6	$—	A

Total	$0.6	$—	$0.6	$—

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

The following table summarizes the activity in Level 3 financial instruments:

	Year Ended March 31,
	2012			2011
	Auction Rate Securities	Put Option	Total	Auction Rate Securities	Put Option	Total
			(In millions)
Balance at the beginning of the period	$27.2	$—	$27.2	$60.5	$1.1	$61.6
Redemptions and sales of auction rate securities	(0.5)	—	(0.5)	(37.5)	—	(37.5)
Change in unrealized gain (loss) included in interest and other income, net	—	—	—	1.1	(1.1)	—
Change in unrealized gain (loss) included in other comprehensive income (loss)	0.2	—	0.2	3.1	—	3.1

Balance at the end of the period	$26.9	$—	$26.9	$27.2	$—	$27.2

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

Our cash, cash equivalents and investments were comprised of the following:

	March 31,
	2012			2011
	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
	(In millions)
Measured at fair value:
Available-for-sale
United States Treasury securities	$49.9	$86.1	$6.1	$525.0	$27.8	$22.1
Certificates of deposit	45.1	—	—	38.4	—	—
Auction rate securities	—	—	26.9	—	—	27.2
Trading
Mutual funds	—	—	19.6	—	—	18.5

Total debt and equity investments measured at fair value	95.0	86.1	52.6	563.4	27.8	67.8

Cash on hand	632.6	—	—	412.8	—	—
Money-market funds	769.3	—	—	684.7	—	—

Total cash, cash equivalents and investments	$1,496.9	$86.1	$52.6	$1,660.9	$27.8	$67.8

Amounts included in accumulated other comprehensive income from available-for-sale securities (pre-tax):
Unrealized losses*	$—	$—	$2.4	$—	$—	$2.6

*	The unrealized losses on available-for-sale securities at March 31, 2012 and 2011 relate to the auction rate securities.

The following summarizes the underlying contractual maturities of our available-for-sale investments in debt securities:

	Year Ended March 31,
	2012		2011
	Cost	Fair Value	Cost	Fair Value
		(In millions)
Due in one year or less	$181.1	$181.1	$591.2	$591.2
Due between one and two years	6.1	6.1	22.1	22.1
Due after ten years	29.3	26.9	29.8	27.2

Total	$216.5	$214.1	$643.1	$640.5

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2012 and 2011, we held auction rate securities with a par value of $29.3 million and $29.8 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $26.9 million and $27.2 million at March 31, 2012 and 2011, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities and the put option discussed below using internally developed models of the expected cash flows of the securities on a discounted basis. These models incorporate assumptions about the expected cash flows of the underlying student loans discounted at an estimate of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. The range of and weighted average discount rates used in our models for the year ended March 31, 2012 were 4.0% to 6.7%, and 4.9%, respectively. Significant increases (decreases) in the discount rate used in the valuation would result in decreases (increases) in the fair value of the auction rate securities. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. During the years ended March 31, 2012 and 2011, issuers redeemed available-for-sale holdings of $0.5 million par value and $20.9 million par value, respectively, and trading holdings of $5.4 million par value during the year ended March 31, 2011.

In November 2008, we entered into a put agreement with a bank from which we acquired certain auction rate securities. On July 1, 2010, we exercised our right under this agreement to put the remaining securities subject to this agreement, with $11.2 million par value, to the bank. The auction rate securities subject to the put agreement were classified as short-term investments and trading securities and, accordingly, any changes in the fair value of these securities were recognized in earnings. In addition, we elected the option under GAAP to record the put option at fair value. The fair value adjustments to these auction rate securities and the related put option resulted in minimal net impact to the consolidated statements of comprehensive income for the years ended March 31, 2011 and 2010.

The unrealized loss on our available-for-sale auction rate securities, which have a fair value of $26.9 million at March 31, 2012, was $2.4 million and was recorded in accumulated other comprehensive income (loss) as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and the likelihood we would be required to sell the investments before recovery of our cost basis. These available-for-sale auction rate securities have been in an unrealized loss position for greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities are classified as long-term investments at March 31, 2012 and 2011.

Derivative Financial Instruments

The fair value of our outstanding foreign currency forward contracts that closed in a gain position at March 31, 2012 and 2011 was $8.1 million and $5.8 million, respectively, and was recorded within other current assets in our consolidated balance sheets. The fair value of our outstanding foreign currency forward contracts that closed in a loss position at March 31, 2012 and 2011 was $0.6 million and $3.3 million, respectively, and was recorded within accrued liabilities in our consolidated balance sheets. The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Notional Amount
	March 31,
	2012	2011
	(In millions)
Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)
Euro	$214.2	$158.5
Australian dollar	29.9	13.9
British pound	19.2	5.0
Chinese yuan renminbi	11.7	7.6
Brazilian real	8.7	5.6
Swedish krona	8.2	2.4
Swiss franc	6.8	1.5
Danish krone	3.9	3.0
Singapore dollar	3.8	0.6
New Zealand dollar	3.4	2.9
Mexican peso	3.2	—
South Korean won	2.6	4.6
Canadian dollar	—	4.2
Other	6.4	3.2

Total	$322.0	$213.0

Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)
Israeli shekel	$158.2	$151.6
Mexican peso	—	9.3
Indian rupee	15.0	9.1
Other	4.8	2.2

Total	$178.0	$172.2

Our use of foreign currency forward exchange contracts is intended to principally offset gains and losses associated with foreign currency exposures. Therefore, the notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances and currency denomination of monetary assets and liabilities maintained by our global entities. The effect of the foreign currency forward contracts for the years ended March 31, 2012, 2011 and 2010 was a loss of $10.6 million, a gain of $3.3 million and a loss of $9.9 million, respectively, which, after including gains and losses on our foreign currency exposures, resulted in net losses of $3.3 million, $2.9 million and $2.2 million, respectively, recorded in interest and other income, net.

We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.

Trade Finance Receivables

A substantial portion of our trade finance receivables are transferred to financial institutions on a non-recourse basis. We utilize wholly-owned finance subsidiaries in these finance receivables transfers. These entities are consolidated into our financial position and results of operations. We account for such transfers as sales in accordance with applicable accounting rules pertaining to the transfer of financial assets and the sale of future revenue when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During fiscal 2012, 2011 and 2010, we transferred $227.9 million, $172.3 million and $208.8 million, respectively, of such receivables through these programs. Finance receivables are typically transferred within several months after origination and the outstanding principal balance at the time of transfer typically approximates fair value.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For all regions and credit categories, a finance receivable will be specifically reserved once deemed uncollectible. As of March 31, 2012, we held $188.1 million of finance receivables, net of $0.6 million of specific receivables which have been fully reserved.

At March 31, 2012, our finance receivables balance, net of allowance, by region and by class of internal credit rating is as follows:

	North America	EMEA	Asia Pacific	Latin America	Total
			(In millions)
Class 1	$73.6	$40.3	$12.7	$1.8	$128.4
Class 2	26.7	22.7	4.0	4.6	58.0
Class 3	0.1	0.3	0.6	0.7	1.7

Balance at the end of the period	$100.4	$63.3	$17.3	$7.1	$188.1

Other Financial Instruments

The fair value of our senior unsecured notes due 2018 at March 31, 2012 and 2011, based on market prices (Level 2), was $368.4 million and $348.9 million, respectively, compared to the carrying value of $298.9 million and $298.7 million, respectively.

The fair value of our senior unsecured notes due 2022 at March 31, 2012, based on market prices (Level 1), was $506.6 million, compared to the carrying value of $497.4 million.

The carrying values of all other financial instruments, consisting primarily of trade and finance receivables, accounts payable and other borrowings, approximate their respective fair values.

(4) Property and Equipment

Property and equipment at March 31, 2012 and 2011 consisted of:

	March 31,
	2012	2011
	(In millions)
Computers, software, furniture and equipment	$513.6	$498.8
Leasehold improvements	46.7	49.4
Projects in progress	11.5	5.7

	571.8	553.9
Less accumulated depreciation and amortization	(484.0)	(459.7)

Property and equipment, net	$87.8	$94.2

Property and equipment includes computer equipment procured by us under capital lease arrangements with net book values of $13.9 million and $19.3 million (net of $11.9 million and $11.4 million in accumulated depreciation) at March 31, 2012 and 2011, respectively. Depreciation of capital lease equipment is included in depreciation expense. Depreciation expense recorded during fiscal 2012, 2011 and 2010 was $37.8 million, $39.1 million and $38.2 million, respectively.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Intangible Assets and Goodwill

Intangible assets at March 31, 2012 and 2011 consisted of:

	March 31,
	2012		2011
	Gross Carrying Amount	Net Book Value	Gross Carrying Amount	Net Book Value
		(In millions)
Acquired technology	$658.3	$78.1	$572.4	$64.2
Customer relationships	441.9	177.7	255.6	36.7
Tradenames and trademarks	45.5	1.7	29.3	—

Total intangible assets	$1,145.7	$257.5	$857.3	$100.9

Amortization of acquired technology totaling $55.6 million, $45.5 million and $43.8 million was included in cost of license revenue in the consolidated statements of comprehensive income for fiscal 2012, 2011 and 2010, respectively. Amortization of other intangible assets is included in amortization of intangible assets in the consolidated statements of comprehensive income. The weighted average remaining life of acquired technology, customer relationships and trademarks and tradenames is approximately 4.1 years at March 31, 2012.

Future amortization expense associated with our intangible assets existing at March 31, 2012 is expected to be:

Year Ending March 31,
(In millions)
2013	$82.8
2014	69.2
2015	46.1
2016	32.3
2017	27.1

$257.5

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes goodwill activity and ending goodwill balances by operating segment:

	Enterprise Service Management	Mainframe Service Management	Total
		(In millions)
Balance at March 31, 2010	$1,279.8	$85.8	$1,365.6
Goodwill acquired/purchase accounting adjustments during the year	32.6	(1.0)	31.6
Effect of foreign currency exchange rate changes	9.8	—	9.8

Balance at March 31, 2011	1,322.2	84.8	1,407.0

Goodwill acquired/purchase accounting adjustments during the year	302.1	16.3	318.4
Effect of foreign currency exchange rate changes	(4.8)	—	(4.8)

Balance at March 31, 2012	$1,619.5	$101.1	$1,720.6

(6) Long-Term Borrowings

Long-term borrowings at March 31, 2012 and 2011 consisted of:

	March 31,
	2012	2011
	(In millions)
Senior unsecured notes due 2018 (net of $1.1 million and $1.3 million of unamortized discount at March 31, 2012 and 2011, respectively)	$298.9	$298.7
Senior unsecured notes due 2022 (net of $2.6 million of unamortized discount at March 31, 2012 )	497.4	—
Capital leases and other obligations	46.3	56.2

Total	842.6	354.9
Less current maturities of capital leases and other obligations (included in accrued liabilities)	(21.0)	(19.3)

Long-term borrowings	$821.6	$335.6

In February 2012, we issued $500.0 million of senior unsecured notes due 2022. Net proceeds to us after original issuance discount and issuance costs amounted to $493.3 million. These senior notes were issued at an original issuance discount of $2.7 million. These senior notes bear interest at a rate of 4.25% per annum, payable semi-annually in February and August of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 35 basis points, plus accrued and unpaid interest. These senior notes are subject to the provisions of an indenture which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC’s senior notes, or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC’s senior notes, for interest periods of one, two, three or six months. As of March 31, 2012 and through May 10, 2012, we have not borrowed any funds under the Credit Facility.

In June 2008, we issued $300.0 million of senior unsecured notes due 2018. Net proceeds to us after original issuance discount and issuance costs amounted to $295.6 million. These senior notes were issued at an original issuance discount of $1.8 million. These senior notes bear interest at a rate of 7.25% per annum, payable semi-annually in June and December of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 50 basis points, plus accrued and unpaid interest. These senior notes are subject to the provisions of an indenture which includes covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2012, we were in compliance with all debt covenants.

(7) Deferred Revenue

Deferred revenue is comprised of deferred maintenance, license and professional services revenue. Deferred maintenance and professional services revenues are not recorded on arrangements with trade payment terms until the related maintenance or professional services fees have been collected. The components of deferred revenue at March 31, 2012 and 2011 were:

	March 31,
	2012	2011
	(In millions)
Current:
Maintenance	$699.1	$653.1
License	328.0	338.8
Professional services	32.4	35.0

Total current deferred revenue	1,059.5	1,026.9

Long-term:
Maintenance	568.1	581.3
License	362.7	347.3
Professional services	3.6	—

Total long-term deferred revenue	934.4	928.6

Total deferred revenue	$1,993.9	$1,955.5

(8) Income Taxes

The income tax provision (benefit) for fiscal 2012, 2011 and 2010 consists of:

	Year Ended March 31,
	2012	2011	2010
		(In millions)
Current:
Federal	$67.0	$(14.4)	$26.2
State	11.2	7.7	(0.5)
Foreign	49.1	40.9	44.2

Total current	127.3	34.2	69.9

Deferred:
Federal	4.7	37.7	24.6
State	(0.7)	3.1	4.3
Foreign	(2.3)	0.1	(0.7)

Total deferred	1.7	40.9	28.2

Income tax provision	$129.0	$75.1	$98.1

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The foreign income tax provision was based on foreign pre-tax earnings of $235.9 million, $240.1 million and $214.5 million for fiscal 2012, 2011 and 2010, respectively. The federal income tax provision includes the United States tax effects of certain foreign entities that are treated as a branch of a United States entity for tax purposes and therefore their earnings are included in the United States consolidated income tax return.

A reconciliation of income tax computed at the United States federal statutory rate of 35% to reported income tax expense for fiscal 2012, 2011 and 2010 follows (dollars in millions):

	Year Ended March 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Expense computed at United States statutory rate	$185.5	35.0%	$186.0	35.0%	$176.5	35.0%
Effect of foreign rate differentials	(40.6)	(7.7)%	(54.6)	(10.3)%	(29.7)	(5.9)%
Extraterritorial income and production activities	(25.7)	(4.8)%	(24.7)	(4.6)%	(21.5)	(4.3)%
deductions
State income taxes, net of federal benefit	6.8	1.3%	8.7	1.6%	3.1	0.6%
Settlements with tax authorities	(6.2)	(1.2)%	(57.2)	(10.8)%	(30.0)	(5.9)%
Other, net	9.2	1.7%	16.9	3.2%	(0.3)	0.0%

	$129.0	24.3%	$75.1	14.1%	$98.1	19.5%

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities at March 31, 2012 and 2011 were:

	March 31,
	2012	2011
	(In millions)
Deferred tax assets:
Deferred revenue	$66.5	$53.7
Compensation plans	47.0	46.5
Property and equipment, net	4.0	4.6
Net operating loss carryforwards	52.8	36.0
Tax credit carryforwards	10.0	6.2
Other	65.7	77.1

Total gross deferred tax assets	246.0	224.1
Valuation allowance	(20.5)	(10.1)

Total deferred tax assets	225.5	214.0
Deferred tax liabilities:
Software development costs	(88.2)	(70.7)
Acquired intangible assets	(95.0)	(13.5)
Other	(55.0)	(59.4)

Total deferred tax liabilities	(238.2)	(143.6)

Net deferred tax assets (liabilities)	$(12.7)	$70.4

As reported:
Current deferred tax assets	$71.0	$65.1

Other long-term assets	$22.7	$29.3

Accrued liabilities	$(0.4)	$(3.7)

Other long-term liabilities	$(106.0)	$(20.3)

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

We maintain a valuation allowance against certain tax credits and net operating losses that we do not believe are more likely than not to be utilized in the future. The valuation allowance increased (decreased) by $10.4 million, $1.0 million and $(12.1) million during fiscal 2012, 2011 and 2010, respectively. At March 31, 2012, we have federal net operating loss carryforwards of $111.4 million and foreign net operating loss carryforwards of $13.0 million, which expire between 2017 and 2031. These tax credits and net operating losses have arisen from various acquisitions as well as from net operating losses generated in certain foreign jurisdictions. Certain of the net operating loss carryforward assets are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.

Aggregate unremitted earnings of certain foreign subsidiaries for which United States federal income taxes have not been provided are $615.8 million at March 31, 2012. Deferred income taxes have not been provided on these earnings because we consider them to be indefinitely re-invested. If these earnings were repatriated to the United States or they were no longer determined to be indefinitely re-invested, we would have to record a tax liability for these earnings of approximately $138.3 million, assuming full utilization of the foreign tax credits associated with these earnings.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We carry out our business operations through legal entities in the United States and multiple foreign jurisdictions. These jurisdictions require that we file corporate income tax returns that are subject to United States, state and foreign tax laws. We are subject to routine corporate income tax audits in these multiple jurisdictions.

The total amount of unrecognized tax benefits at March 31, 2012, 2011 and 2010 was $56.8 million, $55.8 million and $106.4 million, respectively, of which $50.3 million, $49.7 million and $95.1 million, respectively, would impact our effective tax rate if recognized.

Activity related to our unrecognized tax benefits (excluding interest and penalties) consists of:

	Year Ended March 31,
	2012	2011	2010
		(In millions)
Beginning of year	$55.8	$106.4	$106.3
Increases related to current year tax positions	3.1	6.6	6.0
Increases related to prior year tax positions	8.8	20.8	21.0
Decreases related to prior year tax positions	(8.1)	(58.9)	(22.7)
Decreases related to lapses of statutes of limitations	(2.6)	(19.0)	(3.9)
Impact of foreign currency exchange rate changes	(0.2)	(0.1)	(0.3)

End of year	$56.8	$55.8	$106.4

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We recognized $3.9 million, $7.7 million and $2.4 million of interest and penalties during fiscal 2012, 2011 and 2010, respectively. The total amount of accrued interest and penalties related to uncertain tax positions was $33.7 million and $31.0 million at March 31, 2012 and 2011, respectively.

We file a federal income tax return in the United States as well as income tax returns in various local, state and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (IRS) through the tax year ended March 31, 2007, except for one issue related to the year ended March 31, 2006. We received a Notice of Deficiency from the IRS related to this issue and in July 2011 filed a petition for hearing with the U.S. Tax Court. A trial date is scheduled for May 2012. During fiscal 2012, we settled all open issues with the IRS resulting from the audit of our tax year ended March 31, 2008. During fiscal 2011, we settled all open issues but the one mentioned above with the IRS resulting from the audit of our tax years ended March 31, 2006 and 2007. During fiscal 2010 and early fiscal 2011, we settled all open issues with the IRS resulting from the audit of our tax years ended March 31, 2004 and 2005. As a result of these settlements, we recorded net tax benefits of $6.2 million, $57.2 million and $30.0 million in fiscal 2012, 2011 and 2010, respectively. In April 2011, the IRS issued its Revenue Agent Report (RAR) for its examination of our federal income tax return for the tax year ended March 31, 2008, and there are no unagreed issues arising from this RAR. The IRS has initiated an examination of our federal income tax return for the years ended March 31, 2009 and 2010. In addition, certain tax years related to local, state, and foreign jurisdictions remain subject to examination. To provide for potential tax exposures, we maintain a liability for unrecognized tax benefits which we believe is adequate.

(9) Share-Based Compensation

We have various share-based compensation plans that authorize, among other types of awards, (i) the discretionary granting of stock options to purchase shares of our common stock, and (ii) the discretionary issuance of nonvested common stock in the form of time-based and market-based nonvested stock units. Options granted to employees generally vest monthly over four years and have a term of six years. Options granted to non-employee board members become fully vested within one year from the date of grant and have terms of ten years with respect to grants through fiscal 2008 and six years for all subsequent grants. Time-based nonvested stock units primarily vest in annual increments over one or three years, and market-based nonvested stock units vest in 50% increments over two- and three-year periods upon achievement of certain targets related to our relative shareholder return as compared to the NASDAQ-100 Index over each performance period.

We did not grant any stock options during fiscal 2012 and 2011 and granted 0.2 million stock options during fiscal 2010. We granted 4.6 million, 3.3 million and 3.0 million nonvested stock units during fiscal 2012, 2011 and 2010, respectively. There were no significant modifications made to any share-based grants during these periods. At March 31, 2012, there were 14.7 million shares available for grant under our share-based compensation plans. However, certain of our plans require us to reduce shares available for grant by a factor of 2.25 shares or 2.0 shares, depending on the plan from which the awards are issued, for the maximum number of shares that could be issued for each grant of nonvested stock.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also sponsor an employee stock purchase plan that permits eligible employees to acquire shares of our stock at a 15% discount to the lower of the market price of our common stock at the beginning or end of six-month offering periods.

Share-based compensation expense is measured at the date of grant based on the fair value of the award and is recognized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. We estimate the fair value of stock options and employee stock purchase plan awards using the Black-Scholes option pricing model. We use the fair value of the Company’s common stock at the date of grant as an estimate of fair value for time-based nonvested stock units, and we utilize Monte Carlo simulation models to estimate the fair value of certain market-based nonvested stock units. Share-based compensation expense is shown in the operating activities section in the consolidated statements of cash flows.

We estimate potential forfeitures of share-based awards at the time of grant and record compensation expense for those awards expected to vest. The estimate of forfeitures is reassessed over the requisite service period and, to the extent that actual forfeitures differ, or are expected to differ, from such estimates, compensation expense is adjusted through a cumulative catch-up adjustment in the period of change and the remaining unrecognized share-based compensation expense is recorded over the remaining requisite service period. There were no significant changes in estimated forfeitures in fiscal 2012, 2011 and 2010 as compared to estimates when the related expenses were originally recorded.

We estimate the volatility of our stock price using a combination of both historical volatility and implied volatility derived from market traded options on our common stock, as we believe that the combined volatility is more representative of future stock price volatility than either historical or implied volatility alone. We estimate the risk-free interest rate based on zero-coupon yields implied from United States Treasury issues with maturities similar to the expected term of the awards. We estimate the expected term of options granted using the simplified method allowed by relevant accounting standards, due to changes in vesting terms and contractual lives of our current options compared to our historical grants. We have never paid cash dividends and do not currently intend to pay cash dividends, and therefore we assume an expected dividend yield of zero.

The fair value of share-based payments that were estimated using the Black-Scholes option-pricing model and the Monte Carlo simulation model incorporated the following weighted-average assumptions:

	Year Ended March 31,
	2012	2011	2010
Expected volatility	33%	35%	35%
Risk-free interest rate %	0.5%	0.6%	2.0%
Expected term (in years)	3	3	4
Dividend yield	—	—	—

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of our share-based compensation activity for fiscal 2012 follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)		(In years)	(In millions)
Outstanding at March 31, 2011	7.2	$30	3	$144.9
Granted	—	$—
Exercised	(1.5)	$26
Cancelled or expired	(0.2)	$34

Outstanding at March 31, 2012	5.5	$30	2	$57.1

Vested at March 31, 2012 and expected to vest	5.5	$30	2	$57.0
Exercisable at March 31, 2012	5.3	$30	2	$55.9

Nonvested Stock Units	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Term
	(In millions)		(In years)
Outstanding at March 31, 2011	6.3	$39	1
Granted	4.6	$42
Vested	(2.7)	$38
Cancelled or expired	(0.8)	$41

Outstanding at March 31, 2012	7.4	$41	1

Included in the table above are 0.5 million market-based nonvested stock units outstanding at March 31, 2012 granted to selected executives and other key employees.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes weighted average grant date fair value and additional intrinsic value and vesting information:

	xxxxxx	xxxxxx	xxxxxx
	Year Ended March 31,
	2012	2011	2010
Weighted Average Fair Value
Per grant of stock options	$—	$—	$10
Per grant of nonvested stock units	$42	$42	$37

Share-Based Payment and Stock Option Values
Intrinsic value of stock options exercised (millions)	$32.1	$75.5	$63.0
Fair value of nonvested stock units that vested (millions)	$118.7	$79.7	$38.9
Weighted average grant date fair value of nonvested stock units that vested	$38	$35	$32

Our outstanding options at March 31, 2012 were (shares in millions):

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Shares	Weighted- Average Exercise Price
$0.00 – 17.40	0.9	$16	2	0.9	$16
$17.41 – 19.93	0.5	$19	3	0.5	$19
$19.94 – 25.41	0.2	$22	2	0.2	$22
$25.42 – 31.69	0.5	$28	4	0.4	$28
$31.70 – 32.15	1.1	$32	1	1.1	$32
$32.16 – 36.84	0.4	$36	2	0.4	$36
$36.85 – 39.30	1.9	$39	2	1.8	$39

We had approximately $234.9 million of total unrecognized compensation costs related to stock options and nonvested stock units at March 31, 2012 that is expected to be recognized over a weighted-average period of 2 years.

We received cash of $39.1 million, $119.6 million and $79.1 million for the exercise of stock options during fiscal 2012, 2011 and 2010, respectively. Cash was not used to settle any equity instruments previously granted. We issue shares from treasury stock upon the exercise of stock options and upon the vesting of nonvested stock units.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation expense as recorded in our consolidated statements of comprehensive income is summarized as follows:

	Year Ended March 31,
	2012	2011	2010
	(In millions)
Cost of license revenue	$4.7	$3.4	$2.5
Cost of maintenance revenue	15.2	9.8	7.9
Cost of professional services revenue	5.3	5.1	3.9
Selling and marketing expenses	39.7	35.1	31.6
Research and development expenses	13.3	10.5	10.1
General and administrative expenses	49.0	42.6	32.9

Total share-based compensation expense	127.2	106.5	88.9
Income tax benefit	(37.2)	(27.3)	(27.2)

Total share-based compensation expense after taxes	$90.0	$79.2	$61.7

(10) Retirement Plans

We sponsor a 401(k) plan that is available to substantially all United States employees. The plan provides for an employer match element with annual per-employee limitations that we have changed and may change from time to time. The costs of our matching contributions amounted to $16.9 million, $16.4 million and $14.5 million during fiscal 2012, 2011 and 2010, respectively. Employees become 100% vested in the employer match contributions upon reaching two years of service from date of hire.

We also sponsor a non-qualified deferred compensation plan for certain eligible employees and Board members. At March 31, 2012 and 2011, $19.7 million and $18.8 million, respectively, is included in other long-term liabilities, with a corresponding amount included in long-term investments, related to obligations under this plan and related investments held by us. Individuals participating in this plan receive distributions of their respective balances based on predetermined payout schedules or other events, as defined by the plan.

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

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our basic and diluted EPS computations for fiscal 2012, 2011 and 2010:

	Year Ended March 31,
	2012	2011	2010
	(In millions, except per share data)
Basic earnings per share:
Net earnings	$401.0	$456.2	$406.1
Less earnings allocated to participating securities	—	(0.3)	(0.8)

Net earnings allocated to common shares	$401.0	$455.9	$405.3

Weighted average number of common shares outstanding	169.9	178.7	183.1

Basic earnings per share	$2.36	$2.55	$2.21

Diluted earnings per share:
Net earnings	$401.0	$456.2	$406.1
Less earnings allocated to participating securities	—	(0.3)	(0.8)

Net earnings allocated to common shares	$401.0	$455.9	$405.3

Weighted average number of common shares outstanding	169.9	178.7	183.1
Incremental shares from assumed conversions of share-based awards	2.9	3.7	3.7

Adjusted weighted average number of common shares outstanding	172.8	182.4	186.8

Diluted earnings per share	$2.32	$2.50	$2.17

For the years ended March 31, 2012, 2011 and 2010, 1.6 million, 1.4 million and 5.2 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive.

Treasury Stock

Our Board of Directors has authorized a total of $5.0 billion to repurchase common stock. During fiscal 2012, 2011 and 2010, we repurchased 19.2 million, 10.6 million and 7.5 million shares, respectively, for $780.5 million, $439.0 million and $275.1 million, respectively, under these authorizations. At March 31, 2012, approximately $850.2 million remains authorized in the stock repurchase program, which does not have an expiration date. In addition, during fiscal 2012, 2011 and 2010, we repurchased 0.9 million, 0.6 million and 0.4 million shares, respectively, for $38.2 million, $25.1 million and $13.0 million, respectively, to satisfy employee tax withholding obligations upon the vesting of share-based awards.

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

We also had outstanding letters of credit, performance bonds and similar instruments at March 31, 2012 of approximately $44.6 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.

Historically, we have not incurred significant costs related to such indemnifications, warranties and guarantees. As such, and based on other factors, no provision or accrual for these items has been made.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

We lease office space and equipment under various non-cancelable operating leases. Rent expense is recognized on a straight-line basis over the respective lease terms and amounted to $44.4 million, $53.0 million and $48.1 million during fiscal 2012, 2011 and 2010, respectively.

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

The following table summarizes future minimum lease payments to be made under non-cancelable operating leases and minimum sublease payments to be received under non-cancelable subleases at March 31, 2012:

Year Ending March 31,
(In millions)
2013	$41.9
2014	32.7
2015	20.4
2016	9.0
2017	4.9
2018 and thereafter	7.3

Total minimum lease payments	116.2
Total minimum sublease payments	(10.1)

Total net minimum lease payments	$106.1

We have procured certain equipment under non-cancelable capital lease arrangements. The current and long-term portions of these capital lease obligations, which are included in accrued liabilities and long-term borrowings, respectively, in our consolidated balance sheets, were $7.6 million and $10.5 million, respectively, at March 31, 2012, and $7.4 million and $13.9 million, respectively, at March 31, 2011. At March 31, 2012, future minimum payments to be made under these capital leases are $8.9 million, $8.3 million and $2.6 million in fiscal 2013, 2014 and 2015, respectively.

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

We are currently litigating a matter in Brazilian courts as to whether a tax applies to the remittance of software payments from our Brazilian operations. In February 2007, a law was enacted that clarified that this particular tax did not apply to the remittance of software payments, retroactive to January 1, 2006. We continue to pursue a favorable resolution on this matter for years prior to January 1, 2006. While we believe we will ultimately prevail based on the merits of our position, if we do not, we could incur a charge of up to approximately $12 million based on current exchange rates; however, we cannot predict the timing or ultimate outcome of this matter.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Taking into account accruals recorded by us, we believe the likelihood of a material adverse effect on our financial statements resulting from any of these matters is remote.

(13) Segment Reporting

We are organized into two business segments, Enterprise Service Management and Mainframe Service Management. The ESM segment derives its revenue from our performance management, automation, IT service management and Atrium solution suites, along with professional services revenue derived from consulting, implementation, integration and educational services related to our software products. The MSM segment derives its revenue from solution suites for mainframe data and performance management and enterprise workload automation.

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

The following tables summarize segment performance for fiscal 2012, 2011 and 2010:

Year Ended March 31, 2012	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$543.3	$334.5	$877.8
Maintenance	585.0	495.4	1,080.4
Professional services	213.8	—	213.8

Total revenue	1,342.1	829.9	2,172.0
Direct and allocated indirect segment operating expenses:	1,059.8	332.6	1,392.4

Segment operating income	282.3	497.3	779.6

Unallocated operating expenses			(235.7)
Other loss, net			(13.9)

Earnings before income taxes			$530.0

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended March 31, 2011	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$550.9	$313.6	$864.5
Maintenance	551.5	472.7	1,024.2
Professional services	176.6	—	176.6

Total revenue	1,279.0	786.3	2,065.3
Direct and allocated indirect segment operating expenses:	998.8	333.8	1,332.6

Segment operating income	280.2	452.5	732.7

Unallocated operating expenses			(199.9)
Other loss, net			(1.5)

Earnings before income taxes			$531.3

Year Ended March 31, 2010	Enterprise Service Management	Mainframe Service Management	Consolidated
	(In millions)
Revenue:
License	$462.2	$296.2	$758.4
Maintenance	550.9	472.8	1,023.7
Professional services	129.1	—	129.1

Total revenue	1,142.2	769.0	1,911.2
Direct and allocated indirect segment operating expenses:	902.2	334.5	1,236.7

Segment operating income	240.0	434.5	674.5

Unallocated operating expenses			(168.4)
Other loss, net			(1.9)

Earnings before income taxes			$504.2

Revenue from external customers and long-lived assets (excluding financial instruments, intangible assets and deferred tax assets) attributed to the United States, our corporate headquarters, and all other countries are:

	Year Ended March 31,
	2012	2011	2010
		(In millions)
Revenue:
United States	$1,097.8	$1,063.1	$1,011.5
International	1,074.2	1,002.2	899.7

	$2,172.0	$2,065.3	$1,911.2

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	xxxxxx	xxxxxx
	At March 31,
	2012	2011
	(In millions)
Long-lived assets:
United States	$72.8	$81.4
International	43.3	47.8

	$116.1	$129.2

We do business with customers in a broad range of industries, including significant business with financial service providers, government agencies and service providers. Our ten largest customers comprised 20% or less of our total revenue in each of fiscal 2012, 2011 and 2010 and represented various industries. No single customer accounted for a material portion of our revenue during any of the past three fiscal years. At March 31, 2012 and 2011, approximately 60% and 46%, respectively, of our cash, cash equivalents and investments was held by our international subsidiaries.

(14) New Accounting Pronouncements Not Yet Adopted

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

(15) Quarterly Results (Unaudited)

The following table sets forth certain unaudited quarterly financial data for fiscal 2012 and 2011. This information has been prepared on the same basis as the accompanying consolidated financial statements, including the results of fiscal 2012 and 2011 acquisitions since their respective acquisition dates, and all necessary adjustments have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Fiscal 2012				Fiscal 2011
	Quarter Ended				Quarter Ended
	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011
			(In millions, except per share data)
Total revenue	$502.4	$556.7	$548.2	$564.7	$460.9	$502.3	$539.9	$562.2
Gross profit	$372.9	$414.7	$410.6	$404.9	$352.6	$391.6	$409.0	$428.5
Operating income	$115.1	$161.0	$161.8	$106.0	$108.1	$143.5	$139.4	$141.8
Net earnings	$95.7	$114.7	$119.9	$70.7	$92.8	$131.8	$109.1	$122.5

Basic EPS	$0.54	$0.66	$0.72	$0.43	$0.51	$0.74	$0.61	$0.69

Diluted EPS	$0.53	$0.65	$0.71	$0.43	$0.50	$0.73	$0.60	$0.67

Shares used in computing basic EPS	176.3	173.0	167.2	163.3	180.3	178.3	178.2	178.1

Shares used in computing diluted EPS	180.6	176.0	169.5	165.6	183.8	181.4	182.3	182.3

We recorded net tax benefits related to the settlement of certain tax matters of $6.2 million during the quarter ended June 30, 2011 and $14.0 million, $18.0 million and $25.2 million during the quarters ended June 30, 2010, September 30, 2010 and March 31, 2011, respectively, as further discussed in Note 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC SOFTWARE, INC.

By:	/S/ ROBERT E. BEAUCHAMP
Robert E. Beauchamp
Chairman of the Board, President and Chief Executive Officer

Date:	May 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT E. BEAUCHAMP	Chairman of the Board, President and	May 10, 2012
Robert E. Beauchamp	Chief Executive Officer

/s/ STEPHEN B.SOLCHER	Senior Vice President and	May 10, 2012
Stephen B. Solcher	Chief Financial Officer

/s/ T. CORY BLEUER	Vice President, Controller and	May 10, 2012
T. Cory Bleuer	Chief Accounting Officer

/s/ JON E. BARFIELD	Director	May 10, 2012
Jon E. Barfield

/s/ GARY L. BLOOM	Director	May 10, 2012
Gary L. Bloom

/s/ MELDON K. GAFNER	Director	May 10, 2012
Meldon K. Gafner

/s/ MARK J. HAWKINS	Director	May 10, 2012
Mark J. Hawkins

/s/ STEPHAN A. JAMES	Director	May 10, 2012
Stephan A. James

/s/ P. THOMAS JENKINS	Director	May 10, 2012
P. Thomas Jenkins

/s/ LOUIS J. LAVIGNE, JR.	Director	May 10, 2012
Louis J. Lavigne, Jr.

/s/ KATHLEEN A. O’NEIL	Director	May 10, 2012
Kathleen A. O’Neil

/s/ TOM C. TINSLEY	Director	May 10, 2012
Tom C. Tinsley

Exhibit Number
3.1	—	Restated Certificate of Incorporation, as amended, of the Company; incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

3.2	—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed November 12, 2010.

4.1	—	Indenture, dated at June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 4, 2008.

4.2	—	Supplemental Indenture, dated at June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee, including the form of the 7.25% Note due 2018; incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 4, 2008.

4.3	—	Indenture, dated as of February 13, 2012, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 13, 2012.

4.4	—	Supplemental Indenture, dated at February 13, 2012, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee, including the form of the 4.25% Note due 2022; incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed February 13, 2012.

10.1(a)	—	BMC Software, Inc. 1994 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.1(b)	—	Second Amendment to the BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.1(b) to our Annual Report on Form 10-K for the year ended March 31, 2009 (the 2009 10-K).

Exhibit Number

10.2(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to our Annual Report on Form 10-K for the year ended March 31, 1995 (the 1995 10-K).

10.2(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

10.3	—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

10.4	—	BMC Software, Inc. 2000 Employee Stock Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.5	—	Amended and Restated BMC Software, Inc. Executive Deferred Compensation Plan; incorporated by reference to Exhibit 10.5(d) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.6	—	Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed November 24, 2008.

10.7	—	BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to our 2002 Proxy Statement filed with the SEC on Schedule 14A.

10.8	—	BMC Software, Inc. 2002 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.9	—	BMC Software, Inc. Short-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.10	—	BMC Software, Inc. Long-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.11	—	Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed November 24, 2008.

10.12	—	BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.5 to the BladeLogic, Inc. Registration Statement on Form S-1 (Registration No. 333-141915).

10.13	—	First Amendment to BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.34(b) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.14	—	BMC Software, Inc. Clawback Policy and form of Consent; incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed May 1, 2012.

Exhibit Number

10.15	—	Form of Stock Option Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.19 to the 2009 10-K.

10.16	—	Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on June 12, 2006.

10.17	—	Form of Restricted Stock Unit Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.21 to the 2009 10-K.

10.18	—	Executive Employment Agreement between BMC Software, Inc. and William Miller; incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.19	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.20	—	Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.21	—	Form of Time-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.22	—	Executive Employment Agreement between BMC Software, Inc. and Hollie S. Castro; incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.23	—	Form of Performance-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.28 to our Current Report on Form 8-K filed June 12, 2008.

10.24	—	Form of Time-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.29 to our Current Report on Form 8-K filed June 12, 2008.

10.25	—	Performance-Based Restricted Stock Unit Award Agreement for Robert E. Beauchamp; incorporated by reference to Exhibit 10.30 to our Current Report on Form 8-K filed August 20, 2008.

10.26	—	BMC Software, Inc. 2007 Incentive Plan (as amended); incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A dated June 24, 2009.

Exhibit Number

10.27	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.34 to our Current Report on Form 8-K filed May 3, 2010.

10.28	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K filed May 3, 2010.

10.29	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and William D. Miller; incorporated by reference to Exhibit 10.38 to our Current Report on Form 8-K filed May 3, 2010.

10.30	—	Form of Performance-based market stock unit award agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.41 to our Current Report on Form 8-K filed December 9, 2010.

10.31	—	Credit Agreement Dated as of November 30, 2010; incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

10.32	—	Amendment dated November 1, 2011 to Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

10.33	—	Amendment dated November 10, 2011 to Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

10.34	—	Amendment dated November 30, 2011 to Executive Employment Agreement between BMC Software, Inc. and William D. Miller; incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*31.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*32.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Document.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith