Form 10-Q
period 2012-06-30
BMC SOFTWARE INC
filed 2012-08-01
CIK 835729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, there were 159,464,000 outstanding shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.

QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	June 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,465.5	$1,496.9
Short-term investments	138.1	86.1
Trade accounts receivable, net	192.1	296.7
Trade finance receivables, net	64.2	108.0
Deferred tax assets	72.1	71.0
Other current assets	109.2	122.2

Total current assets	2,041.2	2,180.9
Property and equipment, net	88.0	87.8
Software development costs, net	255.2	244.7
Long-term investments	44.6	52.6
Long-term trade finance receivables, net	51.4	80.1
Intangible assets, net	239.0	257.5
Goodwill	1,705.7	1,720.6
Other long-term assets	239.7	240.2

Total assets	$4,664.8	$4,864.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$46.6	$31.5
Finance payables	1.9	1.2
Accrued liabilities	221.8	321.4
Deferred revenue	1,060.6	1,059.5

Total current liabilities	1,330.9	1,413.6
Long-term deferred revenue	899.2	934.4
Long-term borrowings	823.3	821.6
Other long-term liabilities	247.6	249.0

Total liabilities	3,301.0	3,418.6

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	1,200.4	1,179.5
Retained earnings	3,299.5	3,245.3
Accumulated other comprehensive income	2.3	31.9

	4,504.7	4,459.2
Treasury stock, at cost (89.5 and 87.4 shares)	(3,140.9)	(3,013.4)

Total stockholders’ equity	1,363.8	1,445.8

Total liabilities and stockholders’ equity	$4,664.8	$4,864.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data)

(Unaudited)

	Quarter Ended June 30,
	2012	2011
Revenue:
License	$171.6	$189.5
Maintenance	278.8	264.6
Professional services	54.0	48.3

Total revenue	504.4	502.4

Operating expenses:
Cost of license revenue	39.2	38.3
Cost of maintenance revenue	50.9	43.8
Cost of professional services revenue	57.7	47.4
Selling and marketing expenses	164.9	144.7
Research and development expenses	42.2	44.7
General and administrative expenses	63.0	58.6
Amortization of intangible assets	12.6	9.8

Total operating expenses	430.5	387.3

Operating income	73.9	115.1

Other income (loss), net:
Interest and other income, net	2.4	3.8
Interest expense	(10.2)	(5.5)
Gain (loss) on investments, net	(0.4)	0.1

Total other loss, net	(8.2)	(1.6)

Earnings before income taxes	65.7	113.5
Provision for income taxes	11.6	17.8

Net earnings	$54.1	$95.7

Basic earnings per share	$0.34	$0.54

Diluted earnings per share	$0.33	$0.53

Shares used in computing basic earnings per share	160.4	176.3

Shares used in computing diluted earnings per share	163.8	180.6

Net earnings	$54.1	$95.7
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustment, net of tax provision (benefit) of $(1.7) and $0.4, respectively	(29.2)	8.3
Unrealized loss on available-for-sale securities, net of tax benefit of $0.2 and $0.1, respectively	(0.4)	(0.2)

Total other comprehensive income (loss)	(29.6)	8.1

Total comprehensive income	$24.5	$103.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$54.1	$95.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57.9	53.5
Deferred income tax provision (benefit)	1.4	(3.2)
Share-based compensation expense	37.6	30.8
Loss (gain) on investments, net and other	0.7	(0.2)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	103.4	111.1
Trade finance receivables	72.8	(7.7)
Prepaid and other current assets	10.0	4.0
Other long-term assets	3.1	3.3
Accrued and other current liabilities	(88.3)	(116.2)
Deferred revenue	(26.5)	109.8
Other long-term liabilities	(4.1)	(4.1)
Other operating assets and liabilities	(2.5)	(15.4)

Net cash provided by operating activities	219.6	261.4

Cash flows from investing activities:
Proceeds from maturities of investments	12.0	5.0
Proceeds from sales of investments	8.7	1.2
Purchases of investments	(65.8)	(6.7)
Cash paid for acquisitions, net of cash acquired, and other investments	(6.9)	(145.9)
Capitalization of software development costs	(32.0)	(28.8)
Purchases of property and equipment	(7.2)	(3.0)
Other investing activities	2.1	—

Net cash used in investing activities	(89.1)	(178.2)

Cash flows from financing activities:
Treasury stock acquired	(150.0)	(180.5)
Repurchases of stock to satisfy employee tax withholding obligations	(16.9)	(21.7)
Proceeds from stock options exercised and other	20.6	26.4
Excess tax benefit from share-based compensation expense	2.9	11.6
Repayments of borrowings and capital lease obligations	(2.6)	(2.6)

Net cash used in financing activities	(146.0)	(166.8)

Effect of exchange rate changes on cash and cash equivalents	(15.9)	5.6

Net change in cash and cash equivalents	(31.4)	(78.0)
Cash and cash equivalents, beginning of period	1,496.9	1,660.9

Cash and cash equivalents, end of period	$1,465.5	$1,582.9

Supplemental disclosure of cash flow information:
Cash paid for interest	$11.1	$11.2
Cash paid for income taxes, net of amounts refunded	$37.7	$8.6

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

Interim results are not necessarily indicative of results for a full year. Our results reflect the seasonality of our business and generally tend to be stronger in the third and fourth quarters of our fiscal year, as compared to the first and second quarters of our fiscal year; however, general economic conditions also have an impact on our business and financial results. These financial statements should be read in conjunction with our annual audited consolidated financial statements for the fiscal year ended March 31, 2012, as filed with the SEC on Form 10-K.

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

The fair values of our financial instruments were determined using the following input levels and valuation techniques:

	Fair Value Measurements at Reporting Date Using
June 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
		(In millions)
Assets
Cash equivalents
Money-market funds	$596.3	$596.3	$—	$—	A
United States Treasury securities	250.0	250.0	—	—	A
Short-term and long-term investments
United States Treasury securities	144.2	144.2	—	—	A
Auction rate securities	18.7	—	—	18.7	B
Mutual funds	19.8	19.8	—	—	A
Foreign currency forward contracts	0.9	—	0.9	—	A

Total	$1,029.9	$1,010.3	$0.9	$18.7

Liabilities
Foreign currency forward contracts	$5.3	$—	$5.3	$—	A

Total	$5.3	$—	$5.3	$—

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

The following table summarizes the activity in our Level 3 financial instruments (auction rate securities) for the quarters ended June 30, 2012 and 2011, respectively:

	Quarter Ended June 30,
	2012	2011
	(In millions)
Balance at the beginning of the period	$26.9	$27.2
Redemption and sales of auction rate securities	(7.6)	(0.2)
Change in unrealized loss included in other comprehensive income	(0.6)	(0.2)

Balance at the end of the period	$18.7	$26.8

Investments

Our cash, cash equivalents and investments were comprised of the following:

	June 30, 2012			March 31, 2012
	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
			(In millions)
Measured at fair value:
Available-for-sale
United States Treasury securities	$250.0	$138.1	$6.1	$49.9	$86.1	$6.1
Auction rate securities	—	—	18.7	—	—	26.9
Trading
Mutual funds	—	—	19.8	—	—	19.6

Total debt and equity investments measured at fair value	250.0	138.1	44.6	49.9	86.1	52.6

Cash on hand	559.4	—	—	632.6	—	—
Certificates of deposit	59.8	—	—	45.1	—	—
Money-market funds	596.3	—	—	769.3	—	—

Total cash, cash equivalents and investments	$1,465.5	$138.1	$44.6	$1,496.9	$86.1	$52.6

Amounts included in accumulated other comprehensive income from available-for-sale securities (pre-tax):
Unrealized losses*	$—	$—	$3.0	$—	$—	$2.4

*	The unrealized losses on available-for-sale securities at June 30, 2012 and March 31, 2012 relate to the auction rate securities.

The following summarizes the underlying contractual maturities of our available-for-sale investments in debt securities at June 30, 2012:

	Cost	Fair Value
	(In millions)
Due in one year or less	$388.1	$388.1
Due between one and two years	6.1	6.1
Due after ten years	21.7	18.7

Total	$415.9	$412.9

At June 30, 2012 and March 31, 2012, we held auction rate securities with a par value of $21.7 million and $29.3 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $18.7 million and $26.9 million at June 30, 2012 and March 31, 2012, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities using internally developed models of the expected cash flows of the securities on a discounted basis. These models incorporate assumptions about the expected cash flows of the underlying student loans discounted at an estimate of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. The range of and weighted average discount rates used in our models for the quarter ended June 30, 2012 were 3.9% to 4.1%, and 4.0%, respectively. Significant increases (decreases) in the discount rate used in the valuation would result in decreases (increases) in the fair value of the auction rate securities. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. During the quarters ended June 30, 2012 and 2011, issuers redeemed available-for-sale holdings of $7.6 million and $0.2 million par value, respectively.

The unrealized loss on our available-for-sale auction rate securities, which have a fair value of $18.7 million at June 30, 2012, was $3.0 million and was recorded in accumulated other comprehensive income (loss) as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and the likelihood we would be required to sell the investments before recovery of our cost basis. These available-for-sale auction rate securities have been in an unrealized loss position for greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities are classified as long-term investments at June 30, 2012 and March 31, 2012.

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

The fair value of our outstanding foreign currency forward contracts that closed in a gain position at June 30, 2012 and March 31, 2012 was $0.9 million and $8.1 million, respectively, and was recorded within other current assets in our condensed consolidated balance sheets. The fair value of our outstanding foreign currency forward contracts that closed in a loss position at June 30, 2012 and March 31, 2012 was $5.3 million and $0.6 million, respectively, and was recorded within accrued liabilities in our condensed consolidated balance sheets. The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

	Notional Amount
	June 30, 2012	March 31, 2012
	(In millions)
Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)

Euro	$125.4	$214.2
Australian dollar	22.9	29.9
Chinese yuan renminbi	12.7	11.7
Swedish krona	6.5	8.2
Swiss franc	4.3	6.8
Singapore dollar	4.1	3.8
Brazilian real	3.8	8.7
Danish krone	3.4	3.9
New Zealand dollar	3.2	3.4
South Korean won	2.7	2.6
Mexican peso	0.1	3.2
British pound	—	19.2
Other	3.9	6.4

Total	$193.0	$322.0

Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)

Israeli shekel	$170.5	$158.2
Indian rupee	10.8	15.0
British pound	4.2	—
Other	—	4.8

Total	$185.5	$178.0

Our use of foreign currency forward exchange contracts is intended to principally offset gains and losses associated with foreign currency exposures. Therefore, the notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances and currency denomination of monetary assets and liabilities maintained by our global entities. The effect of the foreign currency forward contracts for the quarters ended June 30, 2012 and 2011, was a gain of $6.4 million and a loss of $3.7 million, respectively, which, after including gains and losses on our foreign currency exposures, resulted in net losses of $0.4 million and $1.0 million, respectively, recorded in interest and other income, net.

We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.

Trade Finance Receivables

A substantial portion of our trade finance receivables is transferred to financial institutions on a non-recourse basis. We utilize wholly-owned finance subsidiaries in these finance receivables transfers. These entities are consolidated into our financial position and results of operations. We account for such transfers as sales in accordance with applicable accounting rules pertaining to the transfer of financial assets and the sale of future revenue when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During the quarters ended June 30, 2012 and 2011, we transferred $72.8 million and $11.1 million, respectively, of such receivables through these programs. Finance receivables are typically transferred within several months after origination and the outstanding principal balance at the time of transfer typically approximates fair value.

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

For all regions and credit categories, a finance receivable will be specifically reserved once deemed uncollectible. As of June 30, 2012, we held $115.6 million of finance receivables, net of $0.3 million of specific receivables which have been fully reserved.

At June 30, 2012, our finance receivables balance, net of allowance, by region and by class of internal credit rating was as follows:

	North America	EMEA	Asia Pacific	Latin America	Total
			(In millions)
Class 1	$48.3	$29.8	$11.5	$1.1	$90.7
Class 2	4.1	11.6	4.1	3.7	23.5
Class 3	0.1	—	0.3	1.0	1.4

Balance at the end of the period	$52.5	$41.4	$15.9	$5.8	$115.6

Other Financial Instruments

The fair value of our senior unsecured notes due 2018 at June 30, 2012 and March 31, 2012, based on market prices (Level 2), was $365.1 million and $368.4 million, respectively, compared to the carrying value of $298.9 million and $298.9 million, respectively.

The fair value of our senior unsecured notes due 2022 at June 30, 2012 and March 31, 2012, based on market prices (Level 1), was $514.0 million and $506.6 million, respectively, compared to the carrying value of $497.5 million and $497.4 million, respectively.

The carrying values of all other financial instruments, consisting primarily of trade and finance receivables, accounts payable and other borrowings, approximate their respective fair values.

(3) Long-Term Borrowings

Long-term borrowings at June 30, 2012 and March 31, 2012 consisted of:

	June 30, 2012	March 31, 2012
	(In millions)
Senior unsecured notes due 2018 (net of $1.1 million and $1.1 million of unamortized discount at June 30, 2012 and March 31, 2012, respectively)	$298.9	$298.9
Senior unsecured notes due 2022 (net of $2.5 million and $2.6 million of unamortized discount at June 30, 2012 and March 31, 2012, respectively)	497.5	497.4
Capital leases and other obligations	50.0	46.3

Total	846.4	842.6
Less current maturities of capital leases and other obligations (included in accrued liabilities)	(23.1)	(21.0)

Long-term borrowings	$823.3	$821.6

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

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC’s senior unsecured notes due 2018, or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC’s senior notes due 2018, for interest periods of one, two, three or six months. As of June 30, 2012 and through July 31, 2012, we have not borrowed any funds under the Credit Facility.

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

At June 30, 2012, we were in compliance with all debt covenants.

(4) Income Taxes

Income tax expense was $11.6 million and $17.8 million for the quarters ended June 30, 2012 and 2011, respectively, resulting in effective tax rates of 17.7% and 15.7%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarters ended June 30, 2012 and 2011, the overall favorable effects of foreign tax rates on our effective tax rate were 13.4% and 12.0% of pre-tax earnings, respectively. During the quarter ended June 30, 2011, we also recorded discrete net tax benefits of $6.2 million associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 5.5% of pre-tax earnings. Our effective tax rate could fluctuate on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates.

We file a federal income tax return in the United States as well as income tax returns in various local, state and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (IRS) through the tax year ended March 31, 2007, except for one issue related to the year ended March 31, 2006. We received a Notice of Deficiency from the IRS related to this issue and in July 2011 filed a petition for hearing with the U.S. Tax Court. A trial was held in May 2012 and post-trial briefs are required to be submitted by September 2012 after which we will await the Tax Court’s ruling. The IRS has initiated an examination of our federal income tax return for the years ended March 31, 2009 and 2010. In addition, certain tax years related to local, state, and foreign jurisdictions remain subject to examination. To provide for potential tax exposures, we maintain a liability for unrecognized tax benefits which we believe is adequate.

(5) Share-Based Compensation

During the quarter ended June 30, 2012, we granted 1.7 million and 0.2 million time-based nonvested stock units and market-based nonvested stock units, respectively, at a weighted average grant date fair value of $42.95 and $52.03, respectively, to our executive officers and non-executive employees. Time-based nonvested stock units primarily vest in annual increments over one or three years. Market-based nonvested stock units vest in 50% increments over two- and three-year periods upon achievement of certain targets related to our relative shareholder return as compared to the NASDAQ-100 Index over each performance period.

During the quarter ended June 30, 2012, we issued 0.6 million shares of common stock related to exercises of stock options and 1.2 million shares of common stock related to vesting of nonvested stock units.

At June 30, 2012, we had approximately $265.7 million of total unrecognized compensation costs related to share-based awards that are expected to be recognized as expense over a remaining weighted-average period of two years.

Share-based compensation expense as recorded in our condensed consolidated statements of comprehensive income is summarized as follows:

	Quarter Ended June 30,
	2012	2011
	(In millions)
Cost of license revenue	$1.5	$1.1
Cost of maintenance revenue	4.4	3.5
Cost of professional services revenue	1.5	1.3
Selling and marketing expenses	13.9	9.1
Research and development expenses	3.3	2.9
General and administrative expenses	13.0	12.9

Total share-based compensation expense	$37.6	$30.8

(6) Stockholders’ Equity

Earnings Per Share

The two-class method is utilized for the computation of earnings per share (EPS). The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Income allocated to these participating securities is excluded from net earnings allocated to common shares and was insignificant for the quarter ended June 30, 2011. There were no participating securities outstanding during the quarter ended June 30, 2012.

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

The following table summarizes our basic and diluted EPS computations for the quarters ended June 30, 2012 and 2011:

	Quarter Ended June 30,
	2012	2011
	(In millions, except per share data)
Basic earnings per share:
Net earnings allocated to common shares	$54.1	$95.7

Weighted average number of common shares outstanding	160.4	176.3

Basic earnings per share	$0.34	$0.54

Diluted earnings per share:
Net earnings allocated to common shares	$54.1	$95.7

Weighted average number of common shares outstanding	160.4	176.3
Incremental shares from assumed conversions of share-based awards	3.4	4.3

Adjusted weighted average number of common shares outstanding	163.8	180.6

Diluted earnings per share	$0.33	$0.53

For the quarters ended June 30, 2012 and 2011, 1.7 million and 0.3 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive.

Treasury Stock

Our Board of Directors has authorized a total of $5.0 billion to repurchase common stock. During the quarter ended June 30, 2012, we repurchased 3.5 million shares for $150.0 million under these authorizations. At June 30, 2012, approximately $700.3 million remains authorized in the stock repurchase program, which does not have an expiration date. In addition, during the quarter ended June 30, 2012, we repurchased 0.4 million shares for $16.9 million to satisfy employee tax withholding obligations upon the vesting of share-based awards.

Shareholder Rights Agreement

On May 12, 2012, our Board of Directors authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding common share through a shareholder rights agreement (the “Rights Agreement”). Each Right, once exercisable, represents the right to purchase one one-thousandth of a series B junior participating preferred share, par value $0.01, for $180, or an equivalent value of common shares determined at 50% of the then-current market price of BMC’s common stock, provided sufficient common shares are then unissued. The Rights become exercisable in the event any individual person or entity (including the ownership of their related affiliates) acquires 10% or more of the outstanding share capital of the Company without the approval of BMC’s Board of Directors, and until such time are inseparable from and trade with BMC’s common stock. The Rights have a de minimus fair value and are accounted for as a component of stockholders’ equity. The Rights Agreement expires May 11, 2013.

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

We also had outstanding letters of credit, performance bonds and similar instruments at June 30, 2012 of approximately $44.5 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.

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

We are currently litigating a matter in Brazilian courts as to whether a tax applies to the remittance of software payments from our Brazilian operations. In February 2007, a law was enacted that clarified that this particular tax did not apply to the remittance of software payments, retroactive to January 1, 2006. We continue to pursue a favorable resolution on this matter for years prior to January 1, 2006. While we believe we will ultimately prevail based on the merits of our position, if we do not, we could incur a charge of up to approximately $11 million based on current exchange rates; however, we cannot predict the timing or ultimate outcome of this matter.

We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Taking into account accruals recorded by us, we believe the likelihood of a material adverse effect on our financial statements resulting from any of these matters is remote.

(8) Segment Reporting

We are organized into two primary business units, Enterprise Service Management (ESM) and Mainframe Service Management (MSM). ESM derives its revenue from our performance management, automation, IT service management, and Atrium solution suites (collectively, ESM-Solutions), along with professional services revenue derived from consulting, implementation, integration and educational services related principally to the delivery of our ESM solutions (ESM-Services). MSM derives its revenue from solution suites for mainframe data and performance management and enterprise workload automation. Beginning in the first quarter of fiscal 2013, we expanded our ESM segment reporting to include separate financial information for both ESM-Solutions and ESM-Services, consistent with the manner in which business segment performance is being assessed internally for evaluating performance and making resource allocation decisions.

Segment performance is measured based on internal segment operating income. Segment operating income for ESM-Solutions and MSM reflects segment revenue less direct and allocated indirect segment operating expenses. Direct segment operating expenses primarily include cost of revenue, selling and marketing, research and development and general and administrative expenses that can be specifically identified to a particular segment and are directly controllable by segment management, while allocated indirect segment operating expenses primarily include indirect costs within these operating expense categories that are not specifically identified to a particular segment or controllable by segment management. Indirect operating expenses are allocated to ESM-Solutions and MSM based on budgeted bookings, revenue and other allocation methods that management believes to be reasonable. Segment operating income for ESM-Services reflects professional services revenue less direct segment operating expenses consisting primarily of cost of professional services revenue and direct selling and marketing costs.

Our measure of segment operating income does not include the effect of share-based compensation expenses, amortization of acquired technology and other intangible assets, the costs associated with severance, exit costs and related charges or proxy contest costs, which are collectively included in unallocated operating expenses below. Assets and liabilities are reviewed by management at the consolidated level only. The Company has reclassified all periods presented to conform to the current period presentation.

The following tables summarize segment performance for the quarters ended June 30, 2012 and 2011:

	Enterprise Service Management			Mainframe Service Management	Consolidated
Quarter Ended June 30, 2012	Solutions	Services	Total
			(In millions)
Revenue:
License	$97.1	$—	$97.1	$74.5	$171.6
Maintenance	156.5	—	156.5	122.3	278.8
Professional services	—	54.0	54.0	—	54.0

Total revenue	253.6	54.0	307.6	196.8	504.4
Direct and allocated indirect segment operating expenses:	214.3	61.7	276.0	80.4	356.4

Segment operating income (loss)	39.3	(7.7)	31.6	116.4	148.0

Unallocated operating expenses					(74.1)
Other loss, net					(8.2)

Earnings before income taxes					$65.7

	Enterprise Service Management			Mainframe Service Management	Consolidated
Quarter Ended June 30, 2011	Solutions	Services	Total
			(In millions)
Revenue:
License	$118.5	$—	$118.5	$71.0	$189.5
Maintenance	141.2	—	141.2	123.4	264.6
Professional services	—	48.3	48.3	—	48.3

Total revenue	259.7	48.3	308.0	194.4	502.4
Direct and allocated indirect segment operating expenses:	197.9	50.7	248.6	83.3	331.9

Segment operating income (loss)	61.8	(2.4)	59.4	111.1	170.5

Unallocated operating expenses					(55.4)
Other loss, net					(1.6)

Earnings before income taxes					$113.5

(9) New Accounting Pronouncements Not Yet Adopted

In December 2011, the Financial Accounting Standards Board (FASB) issued guidance requiring new disclosures regarding balance sheet offsetting. This guidance requires entities to disclose the gross amounts of certain recognized financial assets and liabilities, to reconcile these amounts to the net positions recognized in the balance sheet and to provide qualitative disclosures about the rights of offset relating to these financial assets and liabilities. This new disclosure guidance is effective for us beginning with our first quarter of fiscal 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is important that this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) be read in conjunction with: (i) the attached unaudited condensed consolidated financial statements and notes thereto, (ii) the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2012, and (iii) our discussion of risks and uncertainties included within the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2012.

This MD&A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Numerous important factors, risks and uncertainties, including but not limited to those summarized under Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2012, affect our operating results and could cause our actual results, levels of activity, performance or achievement to differ materially from the results expressed or implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations.

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

Overview

A summary of select operating metrics for our first fiscal quarter ended June 30, 2012 is as follows:

•

Total bookings, which represent the contract value of new transactions that we closed and recorded, were $470.3 million for the quarter, representing a decrease of $145.1 million, or 23.6%, from the prior year quarter. The prior year quarter included one large transaction that generated total bookings of over $100 million, principally related to our MSM business.

•

Total license bookings were $127.9 million for the quarter, representing a decrease of $64.6 million, or 33.6%, from the prior year quarter. During the quarter, we closed 21 transactions with license bookings over $1 million (with total license bookings of $53.8 million) compared to 31 transactions with license bookings over $1 million (with total license bookings of $122.1 million) in the prior year quarter.

•

Within our ESM-Solutions segment, where we evaluate performance on the basis of license bookings, total license bookings for the quarter decreased by $11.7 million, or 11.6%, from the prior year quarter. We attribute this decrease primarily to the impact of foreign currency exchange rate changes, a weakening global economic environment and internal sales-related factors. We estimate that foreign currency exchange rate changes contributed to an approximate $5 million, or 5%, reduction in ESM license bookings as compared to the prior year quarter, on a constant currency basis. We also saw evidence of the weakening economic environment in certain areas. Lastly, while sales force capacity reached planned levels during the quarter, we believe that overall productivity was negatively impacted by lower sales force tenure and experience levels, particularly in certain regions.

•

Within our MSM segment, where we evaluate performance based on total and annualized bookings, total bookings for the trailing twelve months ended June 30, 2012 decreased by $214.7 million, or 21.7%, and on an annualized basis, after normalizing for contract length, decreased by $38.0 million, or 12.6%, as compared to the prior year period. These trailing twelve month decreases were attributable primarily to the large prior year transaction referred to above as well as the timing of other transaction renewal cycles. Over the trailing 36 months ended June 30, 2012, total MSM bookings increased by $82.5 million, or 3.3%, and on an annualized basis, after normalizing for contract length, increased by $21.8 million, or 2.7%, as compared to the prior year period.

•

Total revenue for the quarter was $504.4 million, representing an increase of $2.0 million, or 0.4%, over the prior year quarter. The increase for the quarter was reflective of maintenance and professional services revenue increases of $14.2 million, or 5.4%, and $5.7 million, or 11.8%, respectively, partially offset by a license revenue decrease of $17.9 million, or 9.4%. On a segment basis, ESM-Solutions revenue for the quarter decreased by $6.1 million, or 2.3%, ESM-Services revenue increased by $5.7 million, or 11.8%, and MSM revenue increased by $2.4 million, or 1.2%, as compared to the prior year quarter. We estimate that foreign currency exchange rate fluctuations contributed to an approximate $9 million, or 2%, decrease in revenue as compared to the prior year quarter, on a constant currency basis.

•

Operating income for the quarter was $73.9 million, representing a decrease of $41.2 million, or 35.8%, from the prior year quarter. Non-GAAP operating income for the quarter was $148.0 million, representing a decrease of $22.5 million, or 13.2%, from the prior year quarter.

•

Net earnings for the quarter were $54.1 million, representing a decrease of $41.6 million, or 43.5%, from the prior year quarter. Non-GAAP net earnings for the quarter were $105.9 million, representing a decrease of $23.4 million, or 18.1%, from the prior year quarter.

•

Diluted earnings per share for the quarter was $0.33, representing a decrease of $0.20 per share, or 37.7%, from the prior year quarter. Non-GAAP diluted earnings per share was $0.65, representing a decrease of $0.07 per share, or 9.7%, from the prior year quarter.

•

Cash flows from operations for the quarter ended June 30, 2012 were $219.6 million, representing a decrease of $41.8 million, or 16.0%, from the prior year quarter. We closed out the quarter with a strong balance sheet at June 30, 2012, including $1.6 billion in cash, cash equivalents and investments and $2.0 billion in deferred revenue.

We continue to invest in our technology leadership, including in the areas of cloud computing and software-as-a-service (SaaS). In addition to our ongoing product development efforts, we consummated a strategic acquisition in our ESM segment during the quarter ended June 30, 2012, acquiring Abydos Limited, a provider of workflow management solutions, which enhances the user experience of our Remedy IT Service Management suite.

We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the quarter ended June 30, 2012, we repurchased 3.5 million shares for a total value of $150.0 million.

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

Results of Operations and Financial Condition

The following table sets forth, for the periods indicated, the percentages that selected items in the condensed consolidated statements of comprehensive income represent of total revenue. These financial results are not necessarily indicative of future results.

	Percentage of Total Revenue for the Quarter Ended June 30,
	2012	2011
Revenue:
License	34.0%	37.7%
Maintenance	55.3%	52.7%
Professional services	10.7%	9.6%
Total revenue	100.0%	100.0%
Operating expenses:
Cost of license revenue	7.8%	7.6%
Cost of maintenance revenue	10.1%	8.7%
Cost of professional services revenue	11.4%	9.4%
Selling and marketing expenses	32.7%	28.8%
Research and development expenses	8.4%	8.9%
General and administrative expenses	12.5%	11.7%
Amortization of intangible assets	2.5%	2.0%
Total operating expenses	85.3%	77.1%
Operating income	14.7%	22.9%
Other loss, net	(1.6)%	(0.3)%
Earnings before income taxes	13.0%	22.6%
Provision for income taxes	2.3%	3.5%
Net earnings	10.7%	19.0%

Revenue

The following table provides information regarding software license and software maintenance revenue for the quarters ended June 30, 2012 and 2011:

	Quarter Ended June 30,
Software License Revenue	2012	2011	% Change
	(In millions)
Enterprise Service Management	$97.1	$118.5	(18.1)%
Mainframe Service Management	74.5	71.0	4.9%

Total software license revenue	$171.6	$189.5	(9.4)%

	Quarter Ended June 30,
Software Maintenance Revenue	2012	2011	% Change
	(In millions)
Enterprise Service Management	$156.5	$141.2	10.8%
Mainframe Service Management	122.3	123.4	(0.9)%

Total software maintenance revenue	$278.8	$264.6	5.4%

	Quarter Ended June 30,
Total Software Revenue	2012	2011	% Change
	(In millions)
Enterprise Service Management	$253.6	$259.7	(2.3)%
Mainframe Service Management	196.8	194.4	1.2%

Total software revenue	$450.4	$454.1	(0.8)%

Software License Revenue

License revenue for the quarter ended June 30, 2012 was $171.6 million, a decrease of $17.9 million, or 9.4%, from the prior year quarter. This decrease was attributable to a decrease in ESM license revenue, partially offset by an increase in MSM license revenue, as further discussed below. Recognition of license revenue that was deferred in prior periods decreased $9.8 million for the quarter ended June 30, 2012 as compared to the prior year quarter. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 58% in the current quarter as compared to 45% in the prior year quarter.

ESM license revenue was $97.1 million, or 56.6%, and $118.5 million, or 62.5%, of our total license revenue for the quarters ended June 30, 2012 and 2011, respectively. ESM license revenue for the quarter ended June 30, 2012 decreased by $21.4 million, or 18.1%, from the prior year quarter, due to a $12.2 million decrease in the recognition of previously deferred license revenue and a $9.2 million reduction in upfront license revenue recognized in connection with new transactions. The decrease in upfront license revenue recognized in the quarter ended June 30, 2012 was attributable to a decrease in license bookings along with a lower percentage of such bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms.

MSM license revenue was $74.5 million, or 43.4%, and $71.0 million, or 37.5%, of our total license revenue for the quarters ended June 30, 2012 and 2011, respectively. MSM license revenue for the quarter ended June 30, 2012 increased by $3.5 million, or 4.9%, over the prior year quarter. This increase was due to a $2.4 million increase in the recognition of previously deferred license revenue and a $1.1 million increase in the amount of upfront license revenue recognized in connection with new transactions. The increase in upfront license revenue recognized in the quarter ended June 30, 2012 was attributable to a higher percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms, partially offset by a decrease in license bookings.

Deferred License Revenue

For the quarters ended June 30, 2012 and 2011, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended June 30,
	2012	2011
	(In millions)
Deferrals of license revenue	$53.5	$106.1
Recognition from deferred license revenue	(94.5)	(104.3)
Impact of foreign currency exchange rate changes	(2.7)	1.2

Net increase (decrease) in deferred license revenue	$(43.7)	$3.0

Deferred license revenue balance at end of period	$647.0	$689.1

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

Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized from the deferred revenue balance in each future quarter is generally predictable. At June 30 2012, the deferred license revenue balance was $647.0 million. Estimated future recognition from deferred license revenue at June 30, 2012 is (in millions):

Remainder of fiscal 2013	$255.7
Fiscal 2014	202.2
Fiscal 2015 and thereafter	189.1

$647.0

Software Maintenance Revenue

Maintenance revenue for the quarter ended June 30, 2012 was $278.8 million, an increase of $14.2 million, or 5.4%, over the prior year quarter, due to an increase in ESM maintenance revenue, partially offset by a decrease in MSM maintenance revenue, as discussed below. Maintenance revenue included revenue from our SaaS offerings, which is included in our ESM segment, of $5.6 million and $1.1 million for the quarters ended June 30, 2012 and 2011, respectively.

ESM maintenance revenue was $156.5 million, or 56.1%, and $141.2 million, or 53.4%, of our total maintenance revenue for the quarters ended June 30, 2012 and 2011, respectively. ESM maintenance revenue for the quarter ended June 30, 2012 increased by $15.3 million, or 10.8%, over the prior year quarter. This increase was attributable primarily to an expanded installed ESM customer license base.

MSM maintenance revenue was $122.3 million, or 43.9%, and $123.4 million, or 46.6%, of our total maintenance revenue for the quarters ended June 30, 2012 and 2011, respectively. MSM maintenance revenue for the quarter ended June 30, 2012 decreased by $1.1 million, or 0.9%, from the prior year quarter.

Deferred Maintenance Revenue

At June 30, 2012, the deferred maintenance revenue balance was $1.3 billion. Estimated future recognition from deferred maintenance revenue at June 30, 2012 is (in millions):

Remainder of fiscal 2013	$601.7
Fiscal 2014	366.8
Fiscal 2015 and thereafter	305.4

$1,273.9

Domestic vs. International Revenue

	Quarter Ended June 30,
	2012	2011	% Change
	(In millions)
License:
Domestic	$77.7	$85.3	(8.9)%
International	93.9	104.2	(9.9)%

Total license revenue	171.6	189.5	(9.4)%

Maintenance:
Domestic	154.4	141.6	9.0%
International	124.4	123.0	1.1%

Total maintenance revenue	278.8	264.6	5.4%

Professional services:
Domestic	24.4	21.8	11.9%
International	29.6	26.5	11.7%

Total professional services revenue	54.0	48.3	11.8%

Total domestic revenue	256.5	248.7	3.1%
Total international revenue	247.9	253.7	(2.3)%

Total revenue	$504.4	$502.4	0.4%

We estimate that foreign currency exchange rate fluctuations contributed to an approximate $9 million decrease in our international revenue for the quarter ended June 30, 2012 as compared to the prior year quarter, on a constant currency basis.

Domestic License Revenue

Domestic license revenue was $77.7 million, or 45.3%, and $85.3 million, or 45.0%, of our total license revenue for the quarters ended June 30, 2012 and 2011, respectively. Domestic license revenue for the quarter ended June 30, 2012 decreased by $7.6 million, or 8.9%, from the prior year quarter, due to a $9.7 million decrease in ESM license revenue, partially offset by a $2.1 million increase in MSM license revenue.

International License Revenue

International license revenue was $93.9 million, or 54.7%, and $104.2 million, or 55.0%, of our total license revenue for the quarters ended June 30, 2012 and 2011, respectively.

International license revenue for the quarter ended June 30, 2012 decreased by $10.3 million, or 9.9%, from the prior year quarter, due to an $11.7 million decrease in ESM license revenue, partially offset by a $1.4 million increase in MSM license revenue. The ESM license revenue decrease was attributable primarily to decreases of $6.5 million, $3.0 million and $2.7 million in our Europe, Middle East and Africa (EMEA), Latin America and Asia Pacific markets, respectively. The MSM license revenue increase was attributable primarily to increases of $2.0 million and $1.0 million in our Asia Pacific and Latin America markets, respectively, partially offset by a $1.5 million decrease in our EMEA market.

Domestic Maintenance Revenue

Domestic maintenance revenue was $154.4 million, or 55.4%, and $141.6 million, or 53.5%, of our total maintenance revenue for the quarters ended June 30, 2012 and 2011, respectively. Domestic maintenance revenue for the quarter ended June 30, 2012 increased by $12.8 million, or 9.0%, over the prior year quarter, due to an $11.5 million increase in ESM maintenance revenue and a $1.3 million increase in MSM maintenance revenue.

International Maintenance Revenue

International maintenance revenue was $124.4 million, or 44.6%, and $123.0 million, or 46.5%, of our total maintenance revenue for the quarters ended June 30, 2012 and 2011, respectively.

International maintenance revenue for the quarter ended June 30, 2012 increased by $1.4 million, or 1.1%, over the prior year quarter, due to a $3.9 million increase in ESM maintenance revenue, partially offset by a $2.5 million decrease in MSM maintenance revenue. The ESM maintenance revenue increase was attributable primarily to an increase of $1.9 million in each of our EMEA and Asia Pacific markets. The MSM maintenance revenue decrease was attributable primarily to decreases of $1.6 million and $1.3 million in our Latin America and EMEA markets, respectively.

Professional Services Revenue

Professional services revenue for the quarter ended June 30, 2012 increased by $5.7 million, or 11.8%, over the prior year quarter, which is reflective of a $2.6 million, or 11.9%, increase in domestic professional services revenue and a $3.1 million, or 11.7%, increase in international professional services revenue. These increases were attributable primarily to increases in implementation and consulting services revenue period over period, including increased demand for cloud implementations.

Operating Expenses

	Quarter Ended June 30,
	2012	2011	% Change
	(In millions)
Cost of license revenue	$39.2	$38.3	2.3%
Cost of maintenance revenue	50.9	43.8	16.2%
Cost of professional services revenue	57.7	47.4	21.7%
Selling and marketing expenses	164.9	144.7	14.0%
Research and development expenses	42.2	44.7	(5.6)%
General and administrative expenses	63.0	58.6	7.5%
Amortization of intangible assets	12.6	9.8	28.6%

Total operating expenses	$430.5	$387.3	11.2%

We estimate that foreign currency exchange rate fluctuations contributed to an approximate $13 million decrease in our international operating expenses for the quarter ended June 30, 2012 as compared to the prior year quarter, on a constant currency basis.

Cost of License Revenue

Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For the quarters ended June 30, 2012 and 2011, cost of license revenue was $39.2 million, or 7.8%, and $38.3 million, or 7.6%, of total revenue, respectively, and 22.8% and 20.2% of license revenue, respectively.

Cost of license revenue for the quarter ended June 30, 2012 increased by $0.9 million, or 2.3%, over the prior year quarter. This increase was attributable primarily to a $1.5 million increase in the amortization of capitalized software development costs. The increase in the amortization of capitalized software development costs is related to increases in the amount of costs capitalized in prior periods related to development activities and represented an increased investment in software development.

Cost of Maintenance Revenue

Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers, as well as internal and third party infrastructure hosting and support costs associated with our SaaS offerings. For the quarters ended June 30, 2012 and 2011, cost of maintenance revenue was $50.9 million, or 10.1%, and $43.8 million, or 8.7%, of total revenue, respectively, and 18.3% and 16.6% of maintenance revenue, respectively.

Cost of maintenance revenue for the quarter ended June 30, 2012 increased by $7.1 million, or 16.2%, over the prior year quarter. This increase was attributable to a $2.6 million increase in personnel costs, including third party subcontracting fees, a $1.4 million increase in third party SaaS hosting and support costs, a $1.0 million increase in third party maintenance outsourcing costs and a $2.1 million net increase in other expenses.

Cost of Professional Services Revenue

Cost of professional services revenue consists primarily of salaries, related personnel costs and third party subcontracting fees associated with implementation, consulting and education services that we provide to our customers and the related infrastructure to support this business. For the quarters ended June 30, 2012 and 2011, cost of professional services revenue was $57.7 million, or 11.4%, and $47.4 million, or 9.4%, of total revenue, respectively, and 106.9% and 98.1% of professional services revenue, respectively.

Cost of professional services revenue for the quarter ended June 30, 2012 increased by $10.3 million, or 21.7%, over the prior year quarter. This increase was attributable to a $7.8 million increase in personnel and related costs, due principally to an increase in professional services headcount, a $1.4 million increase in third party subcontracting fees, commensurate with increases in professional services revenue, and a $1.1 million net increase in other expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarters ended June 30, 2012 and 2011, selling and marketing expenses were $164.9 million, or 32.7%, and $144.7 million, or 28.8%, of total revenue, respectively.

Selling and marketing expenses for the quarter ended June 30, 2012 increased by $20.2 million, or 14.0%, over the prior year quarter. This increase was attributable to an increase in sales personnel and related costs of $11.6 million, principally due to an increase in sales personnel headcount as well as sales retention efforts, a $4.8 million increase in share-based compensation expense, a $1.2 million increase in third party consulting fees and a $2.6 million net increase in other expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries and personnel costs and third party subcontracting fees related to software developers and development support personnel, including product management, software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For the quarters ended June 30, 2012 and 2011, research and development expenses were $42.2 million, or 8.4%, and $44.7 million, or 8.9%, of total revenue, respectively.

Research and development expenses for the quarter ended June 30, 2012 decreased by $2.5 million, or 5.6%, from the prior year quarter. This decrease was attributable to a $4.2 million increase in capitalized research and development costs related to software development projects, due to the scope and timing of several key future product releases, partially offset by a $1.7 million net increase in other expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. For the quarters ended June 30, 2012 and 2011, general and administrative expenses were $63.0 million, or 12.5%, and $58.6 million, or 11.7%, of total revenue, respectively.

General and administrative expenses for the quarter ended June 30, 2012 increased by $4.4 million, or 7.5%, over the prior year quarter. This increase was attributable to a $6.2 million increase in proxy contest costs, partially offset by a $1.8 million net decrease in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets consists of the amortization of customer relationships and other intangible assets recorded in connection with our business combinations. For the quarters ended June 30, 2012 and 2011, amortization of intangible assets was $12.6 million and $9.8 million, respectively.

Amortization of intangible assets for the quarter ended June 30, 2012 increased by $2.8 million, or 28.6%, over the prior year quarter. This increase was attributable primarily to amortization associated with intangible assets acquired in connection with our fiscal 2012 and 2013 acquisitions, partially offset by a reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized.

Other Income (Loss), Net

Other income (loss), net, consists primarily of interest earned, realized gains and losses on investments and interest expense on our senior unsecured notes due 2018 and 2022 and capital leases. Other income (loss), net, for the quarters ended June 30, 2012 and 2011, was a loss of $8.2 million and $1.6 million, respectively.

The change in other income (loss), net for the quarter ended June 30, 2012 was attributable primarily to a $4.7 million increase in interest expense primarily due to the issuance of our senior unsecured notes due 2022 and a $1.4 million reduction in interest and other income primarily due to a reduction in interest on our financed accounts receivable.

Income Taxes

Income tax expense was $11.6 million and $17.8 million for the quarters ended June 30, 2012 and 2011, respectively, resulting in effective tax rates of 17.7% and 15.7%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarters ended June 30, 2012 and 2011, the overall favorable effects of foreign tax rates on our effective tax rate were 13.4% and 12.0% of pre-tax earnings, respectively. During the quarter ended June 30, 2011, we also recorded discrete net tax benefits of $6.2 million associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 5.5% of pre-tax earnings. Our effective tax rate could fluctuate on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates.

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in our quarterly earnings press releases and other public disclosures. The primary non-GAAP financial measures we focus on are: (i) non-GAAP operating income, (ii) non-GAAP net earnings, and (iii) non-GAAP diluted earnings per share. Each of these financial measures excludes the impact of certain items and therefore has not been calculated in accordance with GAAP. These non-GAAP financial measures exclude share-based compensation expense; the amortization of intangible assets; severance, exit costs and related charges; proxy contest costs; as well as the related tax impacts of these items; and certain discrete tax items. Each of the non-GAAP adjustments is described in more detail below. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is also included below.

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

While we believe that these non-GAAP financial measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Items such as share-based compensation expense; the amortization of intangible assets; severance, exit costs and related charges; proxy contest costs; as well as the related tax impacts of these items; and certain discrete tax items that are excluded from our non-GAAP financial measures can have a material impact on net earnings. As a result, these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, net earnings, cash flow from operations or other measures of performance prepared in accordance with GAAP. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. Investors are encouraged to review the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures below.

For a detailed explanation of the adjustments made to comparable GAAP financial measures, the reasons why management uses these measures and the usefulness of these measures, see items (1) – (6) below.

	Quarter Ended June 30,
	2012	2011
	(In millions)
Operating income:
GAAP operating income	$73.9	$115.1
Share-based compensation expense (1)	37.6	30.8
Amortization of intangible assets (2)	24.9	22.5
Severance, exit costs and related charges (3)	5.4	2.1
Proxy contest costs (4)	6.2	—

Non-GAAP operating income	$148.0	$170.5

	Quarter Ended June 30,
	2012	2011
	(In millions)
Net earnings:
GAAP net earnings	$54.1	$95.7
Share-based compensation expense (1)	37.6	30.8
Amortization of intangible assets (2)	24.9	22.5
Severance, exit costs and related charges (3)	5.4	2.1
Proxy contest costs (4)	6.2	—
Provision for income taxes on above pre-tax non-GAAP adjustments (5)	(22.3)	(15.6)
Certain discrete tax items (6)	—	(6.2)

Non-GAAP net earnings	$105.9	$129.3

	Quarter Ended June 30,
	2012	2011
Diluted earnings per share*:
GAAP diluted earnings per share	$0.33	$0.53
Share-based compensation expense (1)	0.23	0.17
Amortization of intangible assets (2)	0.15	0.12
Severance, exit costs and related charges (3)	0.03	0.01
Proxy contest costs (4)	0.04	—
Provision for income taxes on above pre-tax non-GAAP adjustments (5)	(0.14)	(0.09)
Certain discrete tax items (6)	—	(0.03)

Non-GAAP diluted earnings per share*	$0.65	$0.72

*	Non-GAAP diluted earnings per share is computed independently for each period presented. The sum of GAAP diluted earnings per share and non-GAAP adjustments per share may not equal non-GAAP diluted earnings per share due to rounding differences.

(1)	Share-based compensation expense. Our non-GAAP financial measures exclude the compensation expenses required to be recorded by GAAP for equity awards to employees and directors. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding expenses related to share-based compensation, because these costs are generally fixed at the time an award is granted, are then expensed over several years and generally cannot be changed or influenced by management once granted.

(2)	Amortization of intangible assets. Our non-GAAP financial measures exclude costs associated with the amortization of intangible assets, which are included in cost of license revenue and amortization of intangible assets in our condensed consolidated statements of operations and comprehensive income. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding amortization of intangible assets, because these costs are fixed at the time of an acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management after the acquisition.

(3)	Severance, exit costs and related charges. Our non-GAAP financial measures exclude severance, exit costs and related charges, and any subsequent changes in estimates, as they relate to our corporate restructuring and exit activities. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding severance, exit costs and related charges, in order to provide comparability and consistency with historical operating results.

(4)	Proxy contest costs. During the first quarter of fiscal 2013, the Company became engaged in a proxy contest initiated by a shareholder of the Company. The Company incurred approximately $6.2 million in unplanned proxy contest expenses during the first quarter of fiscal 2013, consisting primarily of outside financial advisory, legal, solicitation and consulting fees. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding such costs, in order to provide comparability and consistency with historical operating results.

(5)	Provision for income taxes on above pre-tax non-GAAP adjustments. Our non-GAAP financial measures exclude the tax impact of the above pre-tax non-GAAP adjustments. This amount is calculated using the tax rates of each country to which these pre-tax non-GAAP adjustments relate. Management excludes the non-GAAP adjustments on a net-of-tax basis in evaluating our performance. Therefore, we exclude the tax impact of these charges when presenting non-GAAP financial measures.

(6)	Certain discrete tax items. Our non-GAAP financial measures exclude net tax benefits of $6.2 million for the quarter ended June 30, 2011 associated with tax authority settlements related to prior years’ tax matters. Management excludes the impact of these items in evaluating our performance. Therefore, we exclude these items when presenting non-GAAP financial measures.

Liquidity and Capital Resources

At June 30, 2012, we had $1.6 billion in cash, cash equivalents and investments, approximately 61% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $638.5 million of earnings that we have determined will be invested indefinitely in those operations. If such earnings were to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements. We also had outstanding letters of credit, performance bonds and similar instruments at June 30, 2012 of approximately $44.5 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.

At June 30, 2012 and March 31, 2012, we held auction rate securities with a par value of $21.7 million and $29.3 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $18.7 million and $26.9 million at June 30, 2012 and March 31, 2012, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities using internally developed models of the expected cash flows of the securities on a discounted basis. These models incorporate assumptions about the expected cash flows of the underlying student loans discounted at an estimate of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. During the quarters ended June 30, 2012 and 2011, issuers redeemed available-for-sale holdings of $7.6 million and $0.2 million par value, respectively.

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

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC’s senior unsecured notes due 2018, or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC’s senior notes due 2018, for interest periods of one, two, three or six months. As of June 30, 2012 and through July 31, 2012, we have not borrowed any funds under the Credit Facility.

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

Our cash flows for the quarters ended June 30, 2012 and 2011 were:

	Quarter Ended June 30,
	2012	2011
	(In millions)
Net cash provided by operating activities	$219.6	$261.4
Net cash used in investing activities	(89.1)	(178.2)
Net cash used in financing activities	(146.0)	(166.8)
Effect of exchange rate changes on cash and cash equivalents	(15.9)	5.6

Net change in cash and cash equivalents	$(31.4)	$(78.0)

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities for the quarter ended June 30, 2012 decreased by $41.8 million from the prior year quarter, attributable primarily to a decrease in net income.

Cash Flows from Investing Activities

Net cash used in investing activities for the quarter ended June 30, 2012 decreased by $89.1 million from the prior year quarter. This decrease was attributable primarily to a decrease in cash paid for acquisitions, partially offset by an increase in the purchases of investments.

Cash Flows from Financing Activities

Net cash used in financing activities for the quarter ended June 30, 2012 decreased by $20.8 million from the prior year quarter, attributable primarily to a decrease in treasury stock acquired.

Treasury Stock Purchases

Our Board of Directors has authorized a total of $5.0 billion to repurchase common stock. During the quarter ended June 30, 2012, we purchased 3.5 million shares for $150.0 million. From the inception of the stock repurchase authorization through June 30, 2012, we have purchased 155.5 million shares for $4.3 billion. At June 30, 2012, there was $700.3 million remaining in the stock repurchase program, which does not have an expiration date. In addition, during the quarter ended June 30, 2012, we repurchased 0.4 million shares for $16.9 million to satisfy employee tax withholding obligations upon the vesting of share-based awards.

The repurchase of stock will continue to be funded primarily with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds below for a monthly detail of treasury stock purchases for the quarter ended June 30, 2012.

Shareholder Rights Agreement

On May 12, 2012, our Board of Directors authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding common share through a shareholder rights agreement (the “Rights Agreement”). Each Right, once exercisable, represents the right to purchase one one-thousandth of a series B junior participating preferred share, par value $0.01, for $180, or an equivalent value of common shares determined at 50% of the then-current market price of BMC’s common stock, provided sufficient common shares are then unissued. The Rights become exercisable in the event any individual person or entity (including the ownership of their related affiliates) acquires 10% or more of the outstanding share capital of the Company without the approval of BMC’s Board of Directors, and until such time are inseparable from and trade with BMC’s common stock. The Rights have a de minimus fair value and are accounted for as a component of stockholders’ equity. The Rights Agreement expires May 11, 2013.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, share-based compensation, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended March 31, 2012 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the quarter ended June 30, 2012.

New Accounting Pronouncements Not Yet Adopted

In December 2011, the Financial Accounting Standards Board (FASB) issued guidance requiring new disclosures regarding balance sheet offsetting. This guidance requires entities to disclose the gross amounts of certain recognized financial assets and liabilities, to reconcile these amounts to the net positions recognized in the balance sheet and to provide qualitative disclosures about the rights of offset relating to these financial assets and liabilities. This new disclosure guidance is effective for us beginning with our first quarter of fiscal 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations, the impact of changes in interest rates on our investments and long-term borrowings and changes in market prices of our debt and equity securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign currency exchange rate risk management strategy or our portfolio management strategy subsequent to March 31, 2012; therefore, the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our Annual Report on Form 10-K for the year ended March 31, 2012.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) are effective.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased (1)	Share	Program (2)	Program (2)	the Program (2)
April 1—30, 2012	532,394	$39.98	530,550	$21,213,855	$829,003,802
May 1—31, 2012	2,401,098	$42.61	2,377,100	101,277,173	$727,726,629
June 1—30, 2012	1,001,731	$43.01	638,830	27,475,757	$700,250,872

Total	3,935,223	$42.29	3,546,480	$149,966,785	$700,250,872

(1)	Includes 388,743 shares of our common stock withheld by us to satisfy employee tax withholding obligations.

(2)	Our Board of Directors has authorized a total of $5.0 billion to repurchase common stock. At June 30, 2012, approximately $700.3 million remains authorized in this stock repurchase program and the program does not have an expiration date.

Item 6. Exhibits

(a) Exhibits.

31.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.

July 31, 2012	By:	/s/ ROBERT E. BEAUCHAMP
Robert E. Beauchamp
Chairman of the Board, President and Chief Executive Officer

July 31, 2012	By:	/s/ STEPHEN B. SOLCHER
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