Form 10-Q
period 2012-09-30
BMC SOFTWARE INC
filed 2012-11-01
CIK 835729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 29, 2012, there were 154,938,817 outstanding shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.

QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	September 30,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,311.2	$1,496.9
Short-term investments	128.2	86.1
Trade accounts receivable, net	216.9	296.7
Trade finance receivables, net	68.5	108.0
Deferred tax assets	74.6	71.0
Other current assets	105.3	122.2

Total current assets	1,904.7	2,180.9
Property and equipment, net	92.3	87.8
Software development costs, net	262.4	244.7
Long-term investments	45.9	52.6
Long-term trade finance receivables, net	56.2	80.1
Intangible assets, net	229.7	257.5
Goodwill	1,708.3	1,720.6
Other long-term assets	236.2	240.2

Total assets	$4,535.7	$4,864.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$44.5	$31.5
Finance payables	7.7	1.2
Accrued liabilities	249.0	321.4
Deferred revenue	1,004.7	1,059.5

Total current liabilities	1,305.9	1,413.6
Long-term deferred revenue	837.3	934.4
Long-term borrowings	824.8	821.6
Other long-term liabilities	246.3	249.0

Total liabilities	3,214.3	3,418.6

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	1,237.5	1,179.5
Retained earnings	3,397.4	3,245.3
Accumulated other comprehensive income	7.4	31.9

	4,644.8	4,459.2
Treasury stock, at cost (93.5 and 87.4 shares)	(3,323.4)	(3,013.4)

Total stockholders’ equity	1,321.4	1,445.8

Total liabilities and stockholders’ equity	$4,535.7	$4,864.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
License	$209.2	$229.7	$380.8	$419.2
Maintenance	285.4	270.5	564.2	535.1
Professional services	53.6	56.5	107.6	104.8

Total revenue	548.2	556.7	1,052.6	1,059.1

Operating expenses:
Cost of license revenue	40.5	39.3	79.8	77.6
Cost of maintenance revenue	53.0	49.5	103.9	93.3
Cost of professional services revenue	54.5	53.2	112.2	100.6
Selling and marketing expenses	163.1	153.5	327.8	298.2
Research and development expenses	32.3	38.3	74.6	83.0
General and administrative expenses	55.9	51.0	118.9	109.6
Amortization of intangible assets	10.9	10.9	23.5	20.7

Total operating expenses	410.2	395.7	840.7	783.0

Operating income	138.0	161.0	211.9	276.1

Other income (loss), net:
Interest and other income, net	3.5	2.6	5.8	6.4
Interest expense	(10.6)	(5.2)	(20.8)	(10.7)
Gain (loss) on investments, net	0.7	(2.2)	0.3	(2.1)

Total other loss, net	(6.4)	(4.8)	(14.7)	(6.4)

Earnings before income taxes	131.6	156.2	197.2	269.7
Provision for income taxes	33.8	41.5	45.2	59.3

Net earnings	$97.8	$114.7	$152.0	$210.4

Basic earnings per share	$0.62	$0.66	$0.96	$1.20

Diluted earnings per share	$0.61	$0.65	$0.94	$1.18

Shares used in computing basic earnings per share	157.5	173.0	158.9	174.7

Shares used in computing diluted earnings per share	160.3	176.0	162.1	178.3

Net earnings	$97.8	$114.7	$152.0	$210.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax provision (benefit) of $1.0, $(0.8), $2.6 and $(0.4), respectively	5.1	(41.5)	(24.1)	(33.3)
Unrealized loss on available-for-sale securities, net of tax provision (benefit) of $0, $(0.3), $(0.3) and $(0.3), respectively	—	(0.7)	(0.4)	(0.8)

Total other comprehensive income (loss)	5.1	(42.2)	(24.5)	(34.1)

Total comprehensive income	$102.9	$72.5	$127.5	$176.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$152.0	$210.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	115.9	111.4
Deferred income tax benefit	(3.8)	(3.5)
Share-based compensation expense	74.5	61.6
Loss on investments, net and other	0.8	3.9
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	79.0	65.7
Trade finance receivables	64.5	109.7
Prepaid and other current assets	10.3	0.7
Other long-term assets	5.2	12.7
Accrued and other current liabilities	(57.9)	(63.7)
Deferred revenue	(149.0)	(64.5)
Other long-term liabilities	(2.0)	(9.0)
Other operating assets and liabilities	(3.4)	(12.3)

Net cash provided by operating activities	286.1	423.1

Cash flows from investing activities:
Proceeds from maturities of investments	34.0	15.5
Proceeds from sales of investments	9.6	3.3
Purchases of investments	(79.4)	(18.9)
Cash paid for acquisitions, net of cash acquired, and other investments	(19.4)	(148.9)
Capitalization of software development costs	(63.3)	(62.8)
Purchases of property and equipment	(13.3)	(10.0)
Other investing activities	1.9	—

Net cash used in investing activities	(129.9)	(221.8)

Cash flows from financing activities:
Treasury stock acquired	(350.0)	(405.5)
Repurchases of stock to satisfy employee tax withholding obligations	(20.0)	(23.0)
Proceeds from stock options exercised and other	38.9	37.1
Excess tax benefit from share-based compensation expense	3.4	12.6
Repayments of borrowings and capital lease obligations	(5.6)	(4.7)

Net cash used in financing activities	(333.3)	(383.5)

Effect of exchange rate changes on cash and cash equivalents	(8.6)	(19.0)

Net change in cash and cash equivalents	(185.7)	(201.2)
Cash and cash equivalents, beginning of period	1,496.9	1,660.9

Cash and cash equivalents, end of period	$1,311.2	$1,459.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$22.2	$11.6
Cash paid for income taxes, net of amounts refunded	$48.6	$13.5

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

(2) Business Combinations

During the six months ended September 30, 2012, we completed three business combinations for combined purchase consideration of $19.5 million. The purchase consideration was allocated to acquired assets and assumed liabilities consisting primarily of $19.5 million of acquired technology, with weighted average economic lives of approximately three years, in addition to other tangible assets and liabilities. These acquisitions resulted in a preliminary allocation of $2.7 million to goodwill assigned to our Enterprise Service Management segment. We are in the process of finalizing our assessment of the fair value of acquired assets and assumed liabilities and will adjust the purchase price allocations when they are finalized.

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

The fair values of our financial instruments were determined using the following input levels and valuation techniques:

	Fair Value Measurements at Reporting Date Using
September 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
	(In millions)
Assets
Cash equivalents
Money-market funds	$182.4	$182.4	$—	$—	A
United States Treasury securities	200.0	200.0	—	—	A
Short-term and long-term investments
United States Treasury securities	134.8	134.8	—	—	A
Auction rate securities	18.6	—	—	18.6	B
Mutual funds	20.7	20.7	—	—	A
Foreign currency forward contracts	5.5	—	5.5	—	A

Total	$562.0	$537.9	$5.5	$18.6

Liabilities
Foreign currency forward contracts	$4.1	$—	$4.1	$—	A

Total	$4.1	$—	$4.1	$—

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

The following table summarizes the activity in our Level 3 financial instruments (auction rate securities) for the quarters and six months ended September 30, 2012 and 2011, respectively:

	Quarter Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
		(In millions)
Balance at the beginning of the period	$18.7	$26.8	$26.9	$27.2
Redemption and sales of auction rate securities	—	(0.2)	(7.6)	(0.4)
Change in unrealized gain (loss) included in other comprehensive income	(0.1)	(1.0)	(0.7)	(1.2)

Balance at the end of the period	$18.6	$25.6	$18.6	$25.6

Investments

Our cash, cash equivalents and investments were comprised of the following:

	September 30, 2012			March 31, 2012
	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
	(In millions)
Measured at fair value:
Available-for-sale
United States Treasury securities	$200.0	$128.2	$6.6	$49.9	$86.1	$6.1
Auction rate securities	—	—	18.6	—	—	26.9
Trading
Mutual funds	—	—	20.7	—	—	19.6

Total debt and equity investments measured at fair value	200.0	128.2	45.9	49.9	86.1	52.6

Cash on hand	878.5	—	—	632.6	—	—
Certificates of deposit	50.3	—	—	45.1	—	—
Money-market funds	182.4	—	—	769.3	—	—

Total cash, cash equivalents and investments	$1,311.2	$128.2	$45.9	$1,496.9	$86.1	$52.6

Amounts included in accumulated other comprehensive income from available-for-sale securities (pre-tax):
Unrealized losses*	$—	$—	$3.1	$—	$—	$2.4

*	The unrealized losses on available-for-sale securities at September 30, 2012 and March 31, 2012 relate to the auction rate securities.

The following summarizes the underlying contractual maturities of our available-for-sale investments in debt securities at September 30, 2012:

	Cost	Fair Value
	(In millions)
Due in one year or less	$328.2	$328.2
Due between one and two years	6.6	6.6
Due after ten years	21.7	18.6

Total	$356.5	$353.4

At September 30, 2012 and March 31, 2012, we held auction rate securities with a par value of $21.7 million and $29.3 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $18.6 million and $26.9 million at September 30, 2012 and March 31, 2012, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities using internally developed models of the expected cash flows of the securities on a discounted basis. These models incorporate assumptions about the expected cash flows of the underlying student loans discounted at an estimate of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. The range of and weighted average discount rates used in our valuation models at September 30, 2012 were 3.7% to 4.1%, and 3.9%, respectively. Significant increases (decreases) in the discount rate used in the valuation would result in decreases (increases) in the fair value of the auction rate securities. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. There were no redemptions during the quarter ended September 30, 2012. During the six months ended September 30, 2012, issuers redeemed available-for-sale holdings of $7.6 million par value. During the quarter and six months ended September 30, 2011, issuers redeemed available-for-sale holdings of $0.2 million and $0.4 million par value, respectively.

The unrealized loss on our available-for-sale auction rate securities, which have a fair value of $18.6 million at September 30, 2012, was $3.1 million and was recorded in accumulated other comprehensive income (loss) as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and the likelihood we would be required to sell the investments before recovery of our cost basis. These available-for-sale auction rate securities have been in an unrealized loss position for greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities are classified as long-term investments at September 30, 2012 and March 31, 2012.

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

The fair value of our outstanding foreign currency forward contracts that closed in a gain position at September 30, 2012 and March 31, 2012 was $5.5 million and $8.1 million, respectively, and was recorded within other current assets in our condensed consolidated balance sheets. The fair value of our outstanding foreign currency forward contracts that closed in a loss position at September 30, 2012 and March 31, 2012 was $4.1 million and $0.6 million, respectively, and was recorded within accrued liabilities in our condensed consolidated balance sheets. The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

	Notional Amount
	September 30, 2012	March 31, 2012
	(In millions)
Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)

Euro	$90.4	$214.2
Australian dollar	19.8	29.9
Chinese yuan renminbi	13.9	11.7
Swiss franc	7.5	6.8
Singapore dollar	5.6	3.8
New Zealand dollar	5.0	3.4
Canadian dollar	3.8	—
South Korean won	2.9	2.6
Danish krone	2.7	3.9
Brazilian real	2.1	8.7
British pound	—	19.2
Swedish krona	—	8.2
Mexican peso	—	3.2
Other	5.0	6.4

Total	$158.7	$322.0

	Notional Amount
	September 30,	March 31,
	2012	2012
	(In millions)
Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)

Israeli shekel	$146.5	$158.2
Indian rupee	11.0	15.0
British pound	6.3	—
Other	0.5	4.8

Total	$164.3	$178.0

Our use of foreign currency forward contracts is intended to principally offset gains and losses associated with foreign currency exposures. Therefore, the notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances and currency denomination of monetary assets and liabilities maintained by our global entities. The effect of the foreign currency forward contracts for the quarter and six months ended September 30, 2012, was a loss of $1.9 million and a gain of $4.5 million, respectively, which, after including gains and losses on our foreign currency exposures, resulted in net gains of $1.0 million and $0.6 million, respectively, recorded in interest and other income, net. The effect of the foreign currency forward contracts for the quarter and six months ended September 30, 2011, was losses of $2.3 million and $6.0 million, respectively, which, after including gains and losses on our foreign currency exposures, resulted in net losses of $0.9 million and $1.9 million, respectively, recorded in interest and other income, net.

We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.

Trade Finance Receivables

A substantial portion of our trade finance receivables is transferred to financial institutions on a non-recourse basis. We utilize wholly-owned finance subsidiaries in these finance receivables transfers. These entities are consolidated into our financial position and results of operations. We account for such transfers as sales in accordance with applicable accounting rules pertaining to the transfer of financial assets and the sale of future revenue when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During the quarter and six months ended September 30, 2012, we transferred $39.0 million and $111.8 million, respectively, of such receivables through these programs. During the quarter and six months ended September 30, 2011, we transferred $147.8 million and $159.0 million, respectively, of such receivables through these programs. Finance receivables are typically transferred within several months after origination and the outstanding principal balance at the time of transfer typically approximates fair value.

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

For all regions and credit categories, a finance receivable will be specifically reserved once deemed uncollectible. As of September 30, 2012, we held $124.7 million of finance receivables, net of $0.3 million of specific receivables which have been fully reserved.

At September 30, 2012, our finance receivables balance, net of allowance, by region and by class of internal credit rating was as follows:

	North America	EMEA	Asia Pacific	Latin America	Total
	(In millions)
Class 1	$61.9	$29.4	$4.6	$1.2	$97.1
Class 2	7.8	12.8	1.8	3.9	26.3
Class 3	0.1	—	0.2	1.0	1.3

Balance at the end of the period	$69.8	$42.2	$6.6	$6.1	$124.7

Other Financial Instruments

The fair value of our senior unsecured notes due 2018 at September 30, 2012 and March 31, 2012, based on market prices (Level 2), was $372.4 million and $368.4 million, respectively, compared to the carrying value of $299.0 million and $298.9 million, respectively.

The fair value of our senior unsecured notes due 2022 at September 30, 2012 and March 31, 2012, based on market prices (Level 2), was $531.6 million and $506.6 million, respectively, compared to the carrying value of $497.5 million and $497.4 million, respectively.

The carrying values of all other financial instruments, consisting primarily of trade and finance receivables, accounts payable and other borrowings, approximate their respective fair values.

(4) Long-Term Borrowings

Long-term borrowings at September 30, 2012 and March 31, 2012 consisted of:

	September 30,	March 31,
	2012	2012
	(In millions)
Senior unsecured notes due 2018 (net of $1.0 million and $1.1 million of unamortized discount at September 30, 2012 and March 31, 2012, respectively)	$299.0	$298.9
Senior unsecured notes due 2022 (net of $2.5 million and $2.6 million of unamortized discount at September 30, 2012 and March 31, 2012, respectively)	497.5	497.4
Capital leases and other obligations	52.4	46.3
Total	848.9	842.6
Less current maturities of capital leases and other obligations (included in accrued liabilities)	(24.1)	(21.0)

Long-term borrowings	$824.8	$821.6

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

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC's senior unsecured notes due 2018, or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC's senior notes due 2018, for interest periods of one, two, three or six months. As of September 30, 2012 and through October 31, 2012, we have not borrowed any funds under the Credit Facility.

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

The above credit facilities are subject to covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. At September 30, 2012, we were in compliance with all debt covenants.

(5) Income Taxes

Income tax expense was $33.8 million and $45.2 million for the quarter and six months ended September 30, 2012, respectively, resulting in effective tax rates of 25.7% and 22.9%, respectively. Income tax expense was $41.5 million and $59.3 million for the quarter and six months ended September 30, 2011, respectively, resulting in effective tax rates of 26.6% and 22.0%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarter and six months ended September 30, 2012, the overall favorable effects of foreign tax rates on our effective tax rate were 7.2% and 9.3% of pre-tax earnings, respectively. During the quarter and six months ended September 30, 2011, the overall favorable effects of foreign tax rates on our effective tax rate were 6.7% and 8.9% of pre-tax earnings, respectively. During the six months ended September 30, 2011, we also recorded discrete net tax benefits of $6.2 million associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 2.3% of pre-tax earnings. Our effective tax rate could fluctuate on a quarterly basis and could be adversely affected to the extent forecasted earnings for the year are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates.

We file a federal income tax return in the United States as well as income tax returns in various local, state and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (IRS) through the tax year ended March 31, 2007, except for one issue related to the year ended March 31, 2006. We received a Notice of Deficiency from the IRS related to this issue and in July 2011 filed a petition for hearing with the U.S. Tax Court. A trial was held in May 2012 and post-trial briefs have been submitted. We are currently awaiting the Tax Court’s ruling. The IRS is in the final stages of an examination of our federal income tax return for the years ended March 31, 2009 and 2010 and there are no unagreed issues. In addition, certain tax years related to local, state, and foreign jurisdictions remain subject to examination. To provide for potential tax exposures, we maintain a liability for unrecognized tax benefits which we believe is adequate.

(6) Share-Based Compensation

During the quarter and six months ended September 30, 2012, we granted 0.2 million and 2.0 million nonvested stock units, respectively, at a weighted average grant date fair value of $40.20 and $43.58, respectively, consisting of both time-based and market-based awards, to our executive officers, non-executive employees and non-employee board members. Time-based nonvested stock units primarily vest in annual increments over one or three years. Market-based nonvested stock units vest in 50% increments over two- and three-year periods upon achievement of certain targets related to our relative shareholder return as compared to the NASDAQ-100 Index over each performance period.

During the quarter and six months ended September 30, 2012, we issued 0.4 million and 1.0 million shares, respectively, of common stock related to exercises of stock options, and 0.3 million and 1.5 million shares, respectively, of common stock related to vesting of nonvested stock units.

At September 30, 2012, we had approximately $229.2 million of total unrecognized compensation costs related to share-based awards that are expected to be recognized as expense over a remaining weighted-average period of two years.

Share-based compensation expense as recorded in our condensed consolidated statements of comprehensive income is summarized as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(In millions)
Cost of license revenue	$1.8	$1.2	$3.3	$2.3
Cost of maintenance revenue	4.2	3.8	8.7	7.3
Cost of professional services revenue	1.5	1.2	3.1	2.5
Selling and marketing expenses	14.0	10.0	27.9	19.1
Research and development expenses	3.1	3.6	6.4	6.5
General and administrative expenses	12.3	11.0	25.1	23.9

Total share-based compensation expense	$36.9	$30.8	$74.5	$61.6

(7) Stockholders’ Equity

Earnings Per Share

The two-class method is utilized for the computation of earnings per share (EPS). The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Income allocated to these participating securities is excluded from net earnings allocated to common shares and was insignificant for the quarter and six months ended September 30, 2011. There were no participating securities outstanding during the quarter and six months ended September 30, 2012.

Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding share-based awards and other dilutive securities using the treasury stock method.

The following table summarizes our basic and diluted EPS computations for the quarters and six months ended September 30, 2012 and 2011:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions, except per share data)
Basic earnings per share:
Net earnings allocated to common shares	$97.8	$114.7	$152.0	$210.4

Weighted average number of common shares outstanding	157.5	173.0	158.9	174.7

Basic earnings per share	$0.62	$0.66	$0.96	$1.20

Diluted earnings per share:
Net earnings allocated to common shares	$97.8	$114.7	$152.0	$210.4

Weighted average number of common shares outstanding	157.5	173.0	158.9	174.7
Incremental shares from assumed conversions of share-based awards	2.8	3.0	3.2	3.6

Adjusted weighted average number of common shares outstanding	160.3	176.0	162.1	178.3

Diluted earnings per share	$0.61	$0.65	$0.94	$1.18

For the quarter and six months ended September 30, 2012, 0.9 million and 0.9 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive. For the quarter and six months ended September 30, 2011, 1.5 million and 0.9 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive.

Treasury Stock

Our Board of Directors has previously authorized a total of $5.0 billion to repurchase common stock. During the quarter and six months ended September 30, 2012, we repurchased 4.8 million and 8.3 million shares, respectively, for $200.0 million and $350.0 million, respectively, under these authorizations. At September 30, 2012, approximately $500.3 million remains authorized in the stock repurchase program, which does not have an expiration date. In October 2012, our Board of Directors approved a new $1 billion stock repurchase program. We expect $750 million of the repurchase to be executed via an accelerated share repurchase agreement to be entered into during the quarter ending December 31, 2012.

During the quarter and six months ended September 30, 2012, we repurchased 0.1 million and 0.5 million shares, respectively, for $3.1 million and $20.0 million, to satisfy employee tax withholding obligations upon the vesting of share-based awards.

Shareholder Rights Agreement

On May 12, 2012, our Board of Directors authorized and declared a dividend of one preferred share purchase right (a Right) for each outstanding common share through a shareholder rights agreement (the Rights Agreement). Each Right, once exercisable, represents the right to purchase one one-thousandth of a series B junior participating preferred share, par value $0.01, for $180, or an equivalent value of common shares determined at 50% of the then-current market price of BMC’s common stock, provided sufficient common shares are then unissued. The Rights become exercisable in the event any individual person or entity (including the ownership of their related affiliates) acquires 10% or more of the outstanding share capital of the Company without the approval of BMC’s Board of Directors, and until such time are inseparable from and trade with BMC’s common stock. The Rights have a de minimus fair value and are accounted for as a component of stockholders’ equity. The Rights Agreement expires May 11, 2013.

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

We also had outstanding letters of credit, performance bonds and similar instruments at September 30, 2012 of approximately $46.1 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.

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

We are currently litigating a matter in Brazilian courts as to whether a tax applies to the remittance of software payments from our Brazilian operations. In February 2007, a law was enacted that clarified that this particular tax did not apply to the remittance of software payments, retroactive to January 1, 2006. We continue to pursue a favorable resolution on this matter for years prior to January 1, 2006. While we believe we will ultimately prevail based on the merits of our position, if we do not, we could incur a charge of up to approximately $10 million based on current exchange rates; however, we cannot predict the timing or ultimate outcome of this matter.

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

The following tables summarize segment performance for the quarters and six months ended September 30, 2012 and 2011:

	Enterprise Service Management			Mainframe Service Management	Consolidated
Quarter Ended September 30, 2012	Solutions	Services	Total
	(In millions)
Revenue:
License	$129.0	$—	$129.0	$80.2	$209.2
Maintenance	161.9	—	161.9	123.5	285.4
Professional services	—	53.6	53.6	—	53.6

Total revenue	290.9	53.6	344.5	203.7	548.2
Direct and allocated indirect segment operating expenses:	213.9	58.7	272.6	77.2	349.8

Segment operating income (loss)	77.0	(5.1)	71.9	126.5	198.4

Unallocated operating expenses					(60.4)
Other loss, net					(6.4)

Earnings before income taxes					$131.6

	Enterprise Service Management			Mainframe Service Management	Consolidated
Quarter Ended September 30, 2011	Solutions	Services	Total
	(In millions)
Revenue:
License	$146.0	$—	$146.0	$83.7	$229.7
Maintenance	145.6	—	145.6	124.9	270.5
Professional services	—	56.5	56.5	—	56.5

Total revenue	291.6	56.5	348.1	208.6	556.7
Direct and allocated indirect segment operating expenses:	200.9	58.2	259.1	81.2	340.3

Segment operating income (loss)	90.7	(1.7)	89.0	127.4	216.4

Unallocated operating expenses					(55.4)
Other loss, net					(4.8)

Earnings before income taxes					$156.2

	Enterprise Service Management			Mainframe Service Management	Consolidated
Six Months Ended September 30, 2012	Solutions	Services	Total
	(In millions)
Revenue:
License	$226.1	$—	$226.1	$154.7	$380.8
Maintenance	318.4	—	318.4	245.8	564.2
Professional services	—	107.6	107.6	—	107.6

Total revenue	544.5	107.6	652.1	400.5	1,052.6
Direct and allocated indirect segment operating expenses:	428.2	120.4	548.6	157.6	706.2

Segment operating income (loss)	116.3	(12.8)	103.5	242.9	346.4

Unallocated operating expenses					(134.5)
Other loss, net					(14.7)

Earnings before income taxes					$197.2

	Enterprise Service Management			Mainframe Service Management	Consolidated
Six Months Ended September 30, 2011	Solutions	Services	Total
	(In millions)
Revenue:
License	$264.5	$—	$264.5	$154.7	$419.2
Maintenance	286.8	—	286.8	248.3	535.1
Professional services	—	104.8	104.8	—	104.8

Total revenue	551.3	104.8	656.1	403.0	1,059.1
Direct and allocated indirect segment operating expenses:	398.8	108.9	507.7	164.5	672.2

Segment operating income (loss)	152.5	(4.1)	148.4	238.5	386.9

Unallocated operating expenses					(110.8)
Other loss, net					(6.4)

Earnings before income taxes					$269.7

(10) New Accounting Pronouncements Not Yet Adopted

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

This MD&A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Numerous important factors, risks and uncertainties, including but not limited to those summarized under Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2012, affect our operating results and could cause our actual results, levels of activity, performance or achievement to differ materially from the results expressed or implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations.

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

Overview

A summary of select operating metrics for the quarter and six months ended September 30, 2012 is as follows:

•

Total bookings, which represent the contract value of new transactions that we closed and recorded, were $430.4 million for the quarter, representing an increase of $48.0 million, or 12.6%, over the prior year quarter, and for the first half of fiscal 2013 were $900.7 million, representing a decrease of $97.1 million, or 9.7%, from the prior year period. Within the first half of the prior fiscal year, one large transaction generated total bookings of over $100 million, principally related to our MSM business.

•

Total license bookings were $187.8 million for the quarter, representing an increase of $0.3 million, or 0.1%, over the prior year quarter, and for the first half of fiscal 2013 were $315.7 million, representing a decrease of $64.3 million, or 16.9%, from the prior year period. During the quarter, we closed 34 transactions with license bookings over $1 million (with total license bookings of $93.3 million) compared to 37 transactions with license bookings over $1 million (with total license bookings of $96.4 million) in the prior year quarter. During the first half of fiscal 2013, we closed 55 transactions with license bookings over $1 million (with total license bookings of $147.1 million) compared to 68 transactions with license bookings over $1 million (with total license bookings of $218.5 million) in the prior year period.

•

Within our ESM-Solutions segment, where we evaluate performance on the basis of license bookings, total license bookings for the quarter increased by $2.6 million, or 2.1%, over the prior year quarter, and for the first half of fiscal 2013 decreased by $9.1 million, or 4.0%, from the prior year period. We attribute this first half decrease primarily to the impact of foreign currency exchange rate changes, a weakening global economic environment and internal sales-related factors. We estimate that foreign currency exchange rate changes for the quarter had a minimal impact on ESM license bookings as compared to the prior year quarter and for the first half of fiscal 2013 contributed to an approximate $5 million, or 2%, reduction in ESM license bookings as compared to the prior year period, on a constant currency basis. We also saw evidence of the weakening economic environment in certain areas. Lastly, while sales force capacity has reached planned levels, we believe that overall productivity for the first half of fiscal 2013 was negatively impacted by lower sales force tenure and experience levels, particularly in certain regions.

•

Within our MSM segment, where we evaluate performance based on total and annualized bookings, total bookings for the trailing twelve months ended September 30, 2012 decreased by $146.9 million, or 15.6%, and on an annualized basis, after normalizing for contract length, decreased by $22.9 million, or 7.9%, as compared to the prior year period. These trailing twelve month decreases were attributable primarily to the large prior year transaction referred to above as well as the timing of other transaction renewal cycles. Over the trailing 36 months ended September 30, 2012, total MSM bookings increased by $54.9 million, or 2.3%, and on an annualized basis, after normalizing for contract length, increased by $18.3 million, or 2.3%, as compared to the prior year period.

•

Total revenue for the quarter was $548.2 million, representing a decrease of $8.5 million, or 1.5%, from the prior year quarter, and for the first half of fiscal 2013 was $1,052.6 million, representing a decrease of $6.5 million, or 0.6%, from the prior year period. The decrease for the quarter was reflective of decreases of $20.5 million, or 8.9%, and $2.9 million, or 5.1%, in license and professional services revenue, respectively, partially offset by a maintenance revenue increase of $14.9 million, or 5.5%. The decrease for the first half of fiscal 2013 was reflective of a decrease of $38.4 million, or 9.2%, in license revenue, partially offset by increases of $29.1 million, or 5.4%, and $2.8 million, or 2.7%, in maintenance and professional services revenue, respectively. On a segment basis, ESM-Solutions revenue for the quarter decreased by $0.7 million, or 0.2%, ESM-Services revenue decreased by $2.9 million, or 5.1%, and MSM revenue decreased by $4.9 million, or 2.3%, as compared to the prior year quarter. For the first half of fiscal 2013, ESM-Solutions revenue decreased by $6.8 million, or 1.2%, ESM-Services revenue decreased by $2.8 million, or 2.7%, and MSM revenue decreased by $2.5 million, or 0.6%, from the prior year period. We estimate that foreign currency exchange rate fluctuations contributed to an approximate $7 million, or 1%, decrease in revenue for the quarter, and an approximate $17 million, or 2%, decrease in revenue for the first half of fiscal 2013, as compared to the respective prior year periods, on a constant currency basis.

•

Operating income for the quarter was $138.0 million, representing a decrease of $23.0 million, or 14.3%, from the prior year quarter, and for the first half of fiscal 2013 was $211.9 million, representing a decrease of $64.2 million, or 23.3%, from the prior year period. Non-GAAP operating income for the quarter was $198.4 million, representing a decrease of $18.0 million, or 8.3%, from the prior year quarter, and for the first half of fiscal 2013 was $346.4 million, representing a decrease of $40.5 million, or 10.5%, from the prior year period.

•

Net earnings for the quarter were $97.8 million, representing a decrease of $16.9 million, or 14.7%, from the prior year quarter, and for the first half of fiscal 2013 were $152.0 million, representing a decrease of $58.4 million, or 27.8%, from the prior year period. Non-GAAP net earnings for the quarter were $140.8 million, representing a decrease of $12.6 million, or 8.2%, from the prior year quarter, and for the first half of fiscal 2013 were $246.7 million, representing a decrease of $36.0 million, or 12.7%, from the prior year period.

•

Diluted earnings per share for the quarter was $0.61, representing a decrease of $0.04 per share, or 6.2%, from the prior year quarter, and for the first half of fiscal 2013 was $0.94, representing a decrease of $0.24 per share, or 20.3%, from the prior year period. Non-GAAP diluted earnings per share was $0.88, representing an increase of $0.01 per share, or 1.1%, over the prior year quarter, and for the first half of fiscal 2013 was $1.52, representing a decrease of $0.07 per share, or 4.4%, from the prior year period.

•

Cash flows from operations for the six months ended September 30, 2012 were $286.1 million, representing a decrease of $137.0 million, or 32.4%, from the prior year period. We closed out the quarter with a strong balance sheet at September 30, 2012, including $1.5 billion in cash, cash equivalents and investments and $1.8 billion in deferred revenue.

We continue to invest in our technology leadership, including in the areas of cloud computing and software-as-a-service (SaaS). In addition to our ongoing product development efforts, we consummated three strategic acquisitions in our ESM segment during the six months ended September 30, 2012, acquiring Abydos Limited, a provider of workflow management solutions, VaraLogix, Inc., an application release automation provider, and my-eService, Inc., a provider of self-service IT support solutions.

We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. During the six months ended September 30, 2012, we repurchased 8.3 million shares for a total value of $350.0 million. In October 2012, our Board of Directors approved a new $1 billion stock repurchase program. We expect $750 million of the repurchase to be executed via an accelerated share repurchase agreement to be entered into during the quarter ending December 31, 2012.

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

	Percentage of Total Revenue
	Quarter Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenue:
License	38.2%	41.3%	36.2%	39.6%
Maintenance	52.1%	48.6%	53.6%	50.5%
Professional services	9.8%	10.1%	10.2%	9.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenue	7.4%	7.1%	7.6%	7.3%
Cost of maintenance revenue	9.7%	8.9%	9.9%	8.8%
Cost of professional services revenue	9.9%	9.6%	10.7%	9.5%
Selling and marketing expenses	29.8%	27.6%	31.1%	28.2%
Research and development expenses	5.9%	6.9%	7.1%	7.8%
General and administrative expenses	10.2%	9.2%	11.3%	10.3%
Amortization of intangible assets	2.0%	2.0%	2.2%	2.0%
Total operating expenses	74.8%	71.1%	79.9%	73.9%
Operating income	25.2%	28.9%	20.1%	26.1%
Other loss, net	(1.2)%	(0.9)%	(1.4)%	(0.6)%
Earnings before income taxes	24.0%	28.1%	18.7%	25.5%
Provision for income taxes	6.2%	7.5%	4.3%	5.6%
Net earnings	17.8%	20.6%	14.4%	19.9%

Revenue

The following tables provide information regarding software license and software maintenance revenue for the quarters and six months ended September 30, 2012 and 2011:

	Quarter Ended			Six Months Ended
	September 30,			September 30,
Software License Revenue	2012	2011	% Change	2012	2011	% Change
	(In millions)			(In millions)
Enterprise Service Management	$129.0	$146.0	(11.6)%	$226.1	$264.5	(14.5)%
Mainframe Service Management	80.2	83.7	(4.2)%	154.7	154.7	—

Total software license revenue	$209.2	$229.7	(8.9)%	$380.8	$419.2	(9.2)%

	Quarter Ended			Six Months Ended
	September 30,			September 30,
Software Maintenance Revenue	2012	2011	% Change	2012	2011	% Change
	(In millions)			(In millions)
Enterprise Service Management	$161.9	$145.6	11.2%	$318.4	$286.8	11.0%
Mainframe Service Management	123.5	124.9	(1.1)%	245.8	248.3	(1.0)%

Total software maintenance revenue	$285.4	$270.5	5.5%	$564.2	$535.1	5.4%

	Quarter Ended			Six Months Ended
	September 30,			September 30,
Total Software Revenue	2012	2011	% Change	2012	2011	% Change
	(In millions)			(In millions)
Enterprise Service Management	$290.9	$291.6	(0.2)%	$544.5	$551.3	(1.2)%
Mainframe Service Management	203.7	208.6	(2.3)%	400.5	403.0	(0.6)%

Total software revenue	$494.6	$500.2	(1.1)%	$945.0	$954.3	(1.0)%

Software License Revenue

License revenue for the quarter ended September 30, 2012 was $209.2 million, a decrease of $20.5 million, or 8.9%, from the prior year quarter. This decrease was attributable to decreases in ESM and MSM license revenue, as further discussed below. Recognition of license revenue that was deferred in prior periods decreased $8.7 million for the quarter ended September 30, 2012 as compared to the prior year quarter. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 60% in the current quarter as compared to 64% in the prior year quarter.

License revenue for the six months ended September 30, 2012 was $380.8 million, a decrease of $38.4 million, or 9.2%, from the prior year period. This decrease was attributable to a decrease in ESM license revenue, as further discussed below, while MSM license revenue remained relatively flat as compared to the prior year period. Recognition of license revenue that was deferred in prior periods decreased $18.5 million for the six months ended September 30, 2012 as compared to the prior year period. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 59% in the current six month period as compared to 54% in the prior year period.

ESM license revenue was $129.0 million, or 61.7%, and $226.1 million, or 59.4%, of our total license revenue for the quarter and six months ended September 30, 2012, respectively, and $146.0 million, or 63.6%, and $264.5 million, or 63.1%, of our total license revenue for the quarter and six months ended September 30, 2011, respectively. ESM license revenue for the quarter ended September 30, 2012 decreased by $17.0 million, or 11.6%, from the prior year quarter, due to a $9.9 million decrease in the recognition of previously deferred license revenue and a $7.1 million reduction in upfront license revenue recognized in connection with new transactions. The decrease in upfront license revenue recognized in the quarter ended September 30, 2012 was attributable to a lower percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms, partially offset by an increase in license bookings. ESM license revenue for the six months ended September 30, 2012 decreased by $38.4 million, or 14.5%, from the prior year period, due to a $22.2 million decrease in the recognition of previously deferred license revenue and a $16.2 million reduction in upfront license revenue in connection with new transactions. The decrease in upfront license revenue recognized in the six months ended September 30, 2012 was attributable to a decrease in license transaction bookings along with a lower percentage of such bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms.

MSM license revenue was $80.2 million, or 38.3%, and $154.7 million, or 40.6%, of our total license revenue for the quarter and six months ended September 30, 2012, and $83.7 million, or 36.4%, and $154.7 million, or 36.9%, of our total license revenue for the quarter and six months ended September 30, 2011. MSM license revenue for the quarter ended September 30, 2012 decreased by $3.5 million, or 4.2%, from the prior year quarter. This decrease was due to a $4.7 million decrease in the amount of upfront license revenue recognized in connection with new transactions, partially offset by a $1.2 million increase in the recognition of previously deferred license revenue. The decrease in upfront license revenue recognized in the quarter ended September 30, 2012 was attributable to a decrease in license bookings along with a slight decrease in the percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms. MSM license revenue for the six months ended September 30, 2012 remained flat as compared to the prior year period.

Deferred License Revenue

For the quarters ended September 30, 2012 and 2011, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		(In millions)
Deferrals of license revenue	$75.6	$67.9	$129.1	$174.0
Recognition from deferred license revenue	(98.2)	(106.9)	(192.7)	(211.2)
Impact of foreign currency exchange rate changes	1.2	(3.2)	(1.5)	(2.0)

Net decrease in deferred license revenue	$(21.4)	$(42.2)	$(65.1)	$(39.2)

Deferred license revenue balance at end of period	$625.6	$646.9	$625.6	$646.9

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

Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized from the deferred revenue balance in each future quarter is generally predictable. At September 30, 2012, the deferred license revenue balance was $625.6 million. Estimated future recognition from deferred license revenue at September 30, 2012 is (in millions):

Remainder of fiscal 2013	$179.6
Fiscal 2014	225.8
Fiscal 2015 and thereafter	220.2

$625.6

Software Maintenance Revenue

Maintenance revenue for the quarter ended September 30, 2012 was $285.4 million, an increase of $14.9 million, or 5.5%, over the prior year quarter, due to an increase in ESM maintenance revenue, partially offset by a decrease in MSM maintenance revenue, as discussed below. Maintenance revenue for the six months ended September 30, 2012 was $564.2 million, an increase of $29.1 million, or 5.4%, over the prior year period, due to an increase in ESM maintenance revenue, partially offset by a decrease in MSM maintenance revenue, as discussed below. Maintenance revenue included revenue from our SaaS offerings, which is included in our ESM segment, of $6.3 million and $2.4 million for the quarters ended September 30, 2012 and 2011, respectively, and $11.9 million and $3.5 million for the six months ended September 30, 2012 and 2011, respectively.

ESM maintenance revenue was $161.9 million, or 56.7%, and $318.4 million, or 56.4%, of our total maintenance revenue for the quarter and six months ended September 30, 2012, respectively, and $145.6 million, or 53.8%, and $286.8 million, or 53.6%, of our total maintenance revenue for the quarter and six months ended September 30, 2011, respectively. ESM maintenance revenue for the quarter ended September 30, 2012 increased by $16.3 million, or 11.2%, over the prior year quarter. ESM maintenance revenue for the six months ended September 30, 2012 increased by $31.6 million, or 11.0%, over the prior year period. These increases were attributable primarily to an expanded installed ESM customer license base and increases in SaaS subscription revenue.

MSM maintenance revenue was $123.5 million, or 43.3%, and $245.8 million, or 43.6%, of our total maintenance revenue for the quarter and six months ended September 30, 2012, respectively, and $124.9 million, or 46.2%, and $248.3 million, or 46.4%, of our total maintenance revenue for the quarter and six months ended September 30, 2011, respectively. MSM maintenance revenue for the quarter ended September 30, 2012 decreased by $1.4 million, or 1.1%, from the prior year quarter. MSM maintenance revenue for the six months ended September 30, 2012 decreased by $2.5 million, or 1.0%, from the prior year period.

Deferred Maintenance Revenue

At September 30, 2012, the deferred maintenance revenue balance was $1.2 billion. Estimated future recognition from deferred maintenance revenue at September 30, 2012 is (in millions):

Remainder of fiscal 2013	$414.3
Fiscal 2014	417.3
Fiscal 2015 and thereafter	344.7

$1,176.3

Domestic vs. International Revenue

	Quarter Ended			Six Months Ended
	September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change
	(In millions)			(In millions)
License:
Domestic	$104.0	$122.2	(14.9)%	$181.7	$207.5	(12.4)%
International	105.2	107.5	(2.1)%	199.1	211.7	(6.0)%

Total license revenue	209.2	229.7	(8.9)%	380.8	419.2	(9.2)%

Maintenance:
Domestic	158.4	146.3	8.3%	312.8	287.9	8.6%
International	127.0	124.2	2.3%	251.4	247.2	1.7%

Total maintenance revenue	285.4	270.5	5.5%	564.2	535.1	5.4%

Professional services:
Domestic	26.6	29.6	(10.1)%	51.0	51.4	(0.8)%
International	27.0	26.9	0.4%	56.6	53.4	6.0%

Total professional services revenue	53.6	56.5	(5.1)%	107.6	104.8	2.7%

Total domestic revenue	289.0	298.1	(3.1)%	545.5	546.8	(0.2)%
Total international revenue	259.2	258.6	0.2%	507.1	512.3	(1.0)%

Total revenue	$548.2	$556.7	(1.5)%	$1,052.6	$1,059.1	(0.6)%

We estimate that foreign currency exchange rate fluctuations contributed to an approximate $7 million and $17 million decrease in our international revenue for the quarter and six months ended September 30, 2012, respectively, as compared to the respective prior year periods, on a constant currency basis.

Domestic License Revenue

Domestic license revenue was $104.0 million, or 49.7%, and $181.7 million, or 47.7%, of our total license revenue for the quarter and six months ended September 30, 2012, respectively, and $122.2 million, or 53.2%, and $207.5 million, or 49.5%, of our total license revenue for the quarter and six months ended September 30, 2011, respectively. Domestic license revenue for the quarter ended September 30, 2012 decreased by $18.2 million, or 14.9%, from the prior year quarter, due to a $13.4 million decrease in ESM license revenue and a $4.8 million decrease in MSM license revenue. Domestic license revenue for the six months ended September 30, 2012 decreased by $25.8 million, or 12.4%, from the prior year period, due to a $23.1 million decrease in ESM license revenue and a $2.7 million decrease in MSM license revenue.

International License Revenue

International license revenue was $105.2 million, or 50.3%, and $199.1 million, or 52.3%, of our total license revenue for the quarter and six months ended September 30, 2012, respectively, and $107.5 million or 46.8%, and $211.7 million, or 50.5%, of our total license revenue for the quarter and six months ended September 30, 2011, respectively.

International license revenue for the quarter ended September 30, 2012 decreased by $2.3 million, or 2.1%, from the prior year quarter, due to a $3.6 million decrease in ESM license revenue, offset by a $1.3 million increase in MSM license revenue. The ESM license revenue decrease was attributable primarily to decreases of $2.6 million and $1.6 million in our Europe, Middle East and Africa (EMEA) and Canada markets, respectively, partially offset by a $1.3 million increase in our Latin America market. The MSM license revenue increase was attributable to increases of $1.5 million and $1.3 million in our Latin America and Asia Pacific markets, respectively, partially offset by a combined net decrease of $1.5 million in our other international markets.

International license revenue for the six months ended September 30, 2012 decreased by $12.6 million, or 6.0%, from the prior year period, due to a $15.3 million decrease in ESM license revenue, partially offset by a $2.7 million increase in MSM license revenue. The ESM license revenue decrease was attributable to decreases of $9.0 million, $3.4 million, $1.7 million and $1.2 million in our EMEA, Asia Pacific, Latin America and Canada markets, respectively. The MSM license revenue increase was attributable primarily to increases of $3.3 million and $2.5 million in our Asia Pacific and Latin America markets, respectively, partially offset by a $2.5 million decrease in our EMEA market.

Domestic Maintenance Revenue

Domestic maintenance revenue was $158.4 million, or 55.5%, and $312.8 million, or 55.4%, of our total maintenance revenue for the quarter and six months ended September 30, 2012, respectively, and $146.3 million, or 54.1%, and $287.9 million, or 53.8%, of our total maintenance revenue for the quarter and six months ended September 30, 2011, respectively. Domestic maintenance revenue for the quarter ended September 30, 2012 increased by $12.1 million, or 8.3%, over the prior year quarter, due to an $11.5 million increase in ESM maintenance revenue and a $0.6 million increase in MSM maintenance revenue. Domestic maintenance revenue for the six months ended September 30, 2012 increased by $24.9 million, or 8.6%, over the prior year period, due to a $23.0 million increase in ESM maintenance revenue and a $1.9 million increase in MSM maintenance revenue.

International Maintenance Revenue

International maintenance revenue was $127.0 million, or 44.5%, and $251.4 million, or 44.6%, of our total maintenance revenue for the quarter and six months ended September 30, 2012, respectively, and $124.2 million or 45.9%, and $247.2 million, or 46.2%, of our total maintenance revenue for the quarter and six months ended September 30, 2011, respectively.

International maintenance revenue for the quarter ended September 30, 2012 increased by $2.8 million, or 2.3%, over the prior year quarter, due to a $4.7 million increase in ESM maintenance revenue, partially offset by a $1.9 million decrease in MSM maintenance revenue. The ESM maintenance revenue increase was attributable primarily to increases of $2.9 million and $1.4 million in our EMEA and Asia Pacific markets, respectively. The MSM maintenance revenue decrease was attributable primarily to a decrease of $1.5 million in our Latin America market.

International maintenance revenue for the six months ended September 30, 2012 increased by $4.2 million, or 1.7%, over the prior year period, due to an $8.6 million increase in ESM maintenance revenue, partially offset by a $4.4 million decrease in MSM maintenance revenue. The ESM maintenance revenue increase was attributable to increases of $4.8 million, $3.2 million and $1.7 million in our EMEA, Asia Pacific and Canada markets, respectively, partially offset by a decrease of $1.1 million in our Latin America market. The MSM maintenance revenue decrease was attributable to decreases of $3.1 million and $1.3 million in our Latin America and EMEA markets, respectively.

Professional Services Revenue

Professional services revenue for the quarter ended September 30, 2012 decreased by $2.9 million, or 5.1%, from the prior year quarter, which is reflective of a $3.0 million, or 10.1%, decrease in domestic professional services revenue, partially offset by a $0.1 million, or 0.4%, increase in international professional services revenue. Professional services revenue for the six months ended September 30, 2012 increased by $2.8 million, or 2.7%, over the prior year period, which is reflective of a $3.2 million, or 6.0%, increase in international professional services revenue, partially offset by a $0.4 million, or 0.8%, decrease in domestic professional services revenue.

Operating Expenses

	Quarter Ended			Six Months Ended
	September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change
	(In millions)			(In millions)
Cost of license revenue	$40.5	$39.3	3.1%	$79.8	$77.6	2.8%
Cost of maintenance revenue	53.0	49.5	7.1%	103.9	93.3	11.4%
Cost of professional services revenue	54.5	53.2	2.4%	112.2	100.6	11.5%
Selling and marketing expenses	163.1	153.5	6.3%	327.8	298.2	9.9%
Research and development expenses	32.3	38.3	(15.7)%	74.6	83.0	(10.1)%
General and administrative expenses	55.9	51.0	9.6%	118.9	109.6	8.5%
Amortization of intangible assets	10.9	10.9	—	23.5	20.7	13.5%

Total operating expenses	$410.2	$395.7	3.7%	$840.7	$783.0	7.4%

We estimate that foreign currency exchange rate fluctuations contributed to an approximate $10 million and $23 million decrease in our international operating expenses for the quarter and six months ended September 30, 2012, respectively, as compared to the respective prior year periods, on a constant currency basis.

Cost of License Revenue

Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For the quarter and six months ended September 30, 2012, cost of license revenue was $40.5 million, or 7.4%, and $79.8 million, or 7.6%, of total revenue, respectively, and 19.4% and 21.0% of license revenue, respectively. For the quarter and six months ended September 30, 2011, cost of license revenue was $39.3 million, or 7.1%, and $77.6 million, or 7.3%, of total revenue, respectively, and 17.1% and 18.5% of license revenue, respectively.

Cost of license revenue for the quarter ended September 30, 2012 increased by $1.2 million, or 3.1%, over the prior year quarter. This increase was attributable primarily to a $3.9 million increase in the amortization of capitalized software development costs, partially offset by a $2.2 million decrease in the amortization of acquired technology. Cost of license revenue for the six months ended September 30, 2012 increased by $2.2 million, or 2.8%, over the prior year period. This increase was attributable primarily to a $5.4 million increase in the amortization of capitalized software development costs, partially offset by a $2.5 million decrease in the amortization of acquired technology. The increases in the amortization of capitalized software development costs are related to increases in the amount of costs capitalized in prior periods related to development activities and represented an increased investment in software development. The decreases in amortization of acquired technology were attributable to a reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized, partially offset by an increase in amortization associated with intangible assets acquired in connection with our fiscal 2012 and 2013 acquisitions.

Cost of Maintenance Revenue

Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers, as well as internal and third party infrastructure hosting and support costs associated with our SaaS offerings. For the quarter and six months ended September 30, 2012, cost of maintenance revenue was $53.0 million, or 9.7%, and $103.9 million, or 9.9%, of total revenue, respectively, and 18.6% and 18.4% of maintenance revenue, respectively. For the quarter and six months ended September 30, 2011, cost of maintenance revenue was $49.5 million, or 8.9%, and $93.3 million, or 8.8%, of total revenue, respectively, and 18.3% and 17.4% of maintenance revenue, respectively.

Cost of maintenance revenue for the quarter ended September 30, 2012 increased by $3.5 million, or 7.1%, over the prior year quarter. This increase was attributable primarily to a $2.7 million increase in personnel costs and a $1.2 million increase in third party SaaS hosting and support costs.

Cost of maintenance revenue for the six months ended September 30, 2012 increased by $10.6 million, or 11.4%, over the prior year period. This increase was attributable primarily to a $4.7 million increase in personnel costs, a $2.7 million increase in third party SaaS hosting and support costs, a $1.3 million increase in third party maintenance outsourcing costs and a $1.4 million increase in share-based compensation expense.

Cost of Professional Services Revenue

Cost of professional services revenue consists primarily of salaries, related personnel costs and third party subcontracting fees associated with implementation, consulting and education services that we provide to our customers and the related infrastructure to support this business. For the quarter and six months ended September 30, 2012, cost of professional services revenue was $54.5 million, or 9.9%, and $112.2 million, or 10.7%, of total revenue, respectively, and 101.7% and 104.3% of professional services revenue, respectively. For the quarter and six months ended September 30, 2011, cost of professional services revenue was $53.2 million, or 9.6%, and $100.6 million, or 9.5%, of total revenue, respectively, and 94.2% and 96.0% of professional services revenue, respectively.

Cost of professional services revenue for the quarter ended September 30, 2012 increased by $1.3 million, or 2.4%, over the prior year quarter. This increase was attributable primarily to a $3.6 million increase in personnel and related costs, due principally to an increase in professional services headcount, partially offset by a $3.0 million decrease in third party subcontracting fees.

Cost of professional services revenue for the six months ended September 30, 2012 increased by $11.6 million, or 11.5%, over the prior year period. This increase was attributable to an $11.6 million increase in personnel and related costs, due principally to an increase in professional services headcount, and a $1.6 million net increase in other expenses, partially offset by a $1.6 million decrease in third party subcontracting fees.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarter and six months ended September 30, 2012, selling and marketing expenses were $163.1 million, or 29.8%, and $327.8 million, or 31.1%, of total revenue, respectively. For the quarter and six months ended September 30, 2011, selling and marketing expenses were $153.5 million, or 27.6%, and $298.2 million, or 28.2%, of total revenue, respectively.

Selling and marketing expenses for the quarter ended September 30, 2012 increased by $9.6 million, or 6.3%, over the prior year quarter. This increase was attributable primarily to a $4.2 million increase in sales personnel and related costs, a $4.0 million increase in share-based compensation expense, both principally due to an increase in sales personnel headcount as well as sales retention efforts, and a $1.0 million increase in marketing campaign expenditures.

Selling and marketing expenses for the six months ended September 30, 2012 increased by $29.6 million, or 9.9%, over the prior year period. This increase was attributable to a $15.7 million increase in sales personnel and related costs, an $8.8 million increase in share-based compensation expense, both principally due to an increase in sales personnel headcount as well as sales retention efforts, a $2.2 million increase in third party consulting fees, a $1.5 million increase in marketing campaign expenditures and a $1.4 million net increase in other expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries and personnel costs and third party subcontracting fees related to software developers and development support personnel, including product management, software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For the quarter and six months ended September 30, 2012, research and development expenses were $32.3 million, or 5.9%, and $74.6 million, or 7.1%, of total revenue, respectively. For the quarter and six months ended September 30, 2011, research and development expenses were $38.3 million, or 6.9%, and $83.0 million, or 7.8%, of total revenue, respectively.

Research and development expenses for the quarter ended September 30, 2012 decreased by $6.0 million, or 15.7%, from the prior year quarter. This decrease was attributable primarily to a $7.7 million decrease in personnel expenses, partially offset by a $1.9 million increase in third-party subcontracting fees.

Research and development expenses for the six months ended September 30, 2012 decreased by $8.4 million, or 10.1%, from the prior year period. This decrease was attributable primarily to an $11.4 million decrease in personnel expenses, partially offset by a $3.1 million increase in third-party subcontracting fees.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. For the quarter and six months ended September 30, 2012, general and administrative expenses were $55.9 million, or 10.2%, and $118.9 million, or 11.3%, of total revenue, respectively. For the quarter and six months ended September 30, 2011, general and administrative expenses were $51.0 million, or 9.2%, and $109.6 million, or 10.3%, of total revenue, respectively.

General and administrative expenses for the quarter ended September 30, 2012 increased by $4.9 million, or 9.6%, over the prior year quarter. This increase was attributable to a $2.5 million increase in professional fees, a $2.2 million increase in personnel expense and a $1.3 million increase in share-based compensation expense, partially offset by a $1.1 million net decrease in other expenses.

General and administrative expenses for the six months ended September 30, 2012 increased by $9.3 million, or 8.5%, over the prior year period. This increase was attributable primarily to a $6.2 million increase in proxy contest costs, a $2.0 million increase in personnel expenses and a $1.2 million increase in share-based compensation expense.

Amortization of Intangible Assets

Amortization of intangible assets consists of the amortization of customer relationships and other intangible assets recorded in connection with our business combinations. For the quarter and six months ended September 30, 2012, amortization of intangible assets was $10.9 million and $23.5 million, respectively. For the quarter and six months ended September 30, 2011, amortization of intangible assets was $10.9 million and $20.7 million, respectively.

Amortization of intangible assets for the quarter ended September 30, 2012 was flat as compared to the prior year quarter.

Amortization of intangible assets for the six months ended September 30, 2012 increased by $2.8 million, or 13.5%, over the prior year period. This increase was attributable primarily to amortization associated with intangible assets acquired in connection with our fiscal 2012 acquisitions, partially offset by a reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized.

Other Income (Loss), Net

Other income (loss), net, consists primarily of interest earned, realized gains and losses on investments and interest expense on our senior unsecured notes due 2018 and 2022 and capital leases. Other income (loss), net, for the quarter and six months ended September 30, 2012, was a loss of $6.4 million and $14.7 million, respectively. Other income (loss), net, for the quarter and six months ended September 30, 2011, was a loss of $4.8 million and $6.4 million, respectively.

The change in other income (loss), net for the quarter ended September 30, 2012 was attributable primarily to a $5.4 million increase in interest expense, primarily due to the issuance of our senior unsecured notes due 2022, partially offset by a change in net gains on investments of $2.9 million.

The change in other income (loss), net for the six months ended September 30, 2012 was attributable primarily to a $10.1 million increase in interest expense, primarily due to the issuance of our senior unsecured notes due 2022, partially offset by a change in net gains on investments of $2.4 million.

Income Taxes

Income tax expense was $33.8 million and $45.2 million for the quarter and six months ended September 30, 2012, respectively, resulting in effective tax rates of 25.7% and 22.9%, respectively. Income tax expense was $41.5 million and $59.3 million for the quarter and six months ended September 30, 2011, respectively, resulting in effective tax rates of 26.6% and 22.0%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarter and six months ended September 30, 2012, the overall favorable effect of foreign tax rates on our effective tax rate was 7.2% and 9.3% of pre-tax earnings, respectively. During the quarter and six months ended September 30, 2011, the overall favorable effect of foreign tax rates on our effective tax rate was 6.7% and 8.9% of pre-tax earnings, respectively. During the six months ended September 30, 2011, we also recorded discrete net tax benefits of $6.2 million associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 2.3% of pre-tax earnings. Our effective tax rate could fluctuate on a quarterly basis and could be adversely affected to the extent forecasted earnings for the year are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates.

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

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Operating income:
GAAP operating income	$138.0	$161.0	$211.9	$276.1
Share-based compensation expense (1)	36.9	30.8	74.5	61.6
Amortization of intangible assets (2)	22.0	24.1	46.9	46.6
Severance, exit costs and related charges (3)	1.5	0.5	6.9	2.6
Proxy contest costs (4)	—	—	6.2	—

Non-GAAP operating income	$198.4	$216.4	$346.4	$386.9

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Net earnings:
GAAP net earnings	$97.8	$114.7	$152.0	$210.4
Share-based compensation expense (1)	36.9	30.8	74.5	61.6
Amortization of intangible assets (2)	22.0	24.1	46.9	46.6
Severance, exit costs and related charges (3)	1.5	0.5	6.9	2.6
Proxy contest costs (4)	—	—	6.2	—
Provision for income taxes on above pre-tax non-GAAP adjustments (5)	(17.4)	(16.7)	(39.8)	(32.3)
Certain discrete tax items (6)	—	—	—	(6.2)

Non-GAAP net earnings	$140.8	$153.4	$246.7	$282.7

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Diluted earnings per share*:
GAAP diluted earnings per share	$0.61	$0.65	$0.94	$1.18
Share-based compensation expense (1)	0.23	0.18	0.46	0.35
Amortization of intangible assets (2)	0.14	0.14	0.29	0.26
Severance, exit costs and related charges (3)	0.01	—	0.04	0.01
Proxy contest costs (4)	—	—	0.04	—
Provision for income taxes on above pre-tax non-GAAP adjustments (5)	(0.11)	(0.09)	(0.25)	(0.18)
Certain discrete tax items (6)	—	—	—	(0.03)

Non-GAAP diluted earnings per share*	$0.88	$0.87	$1.52	$1.59

*	Non-GAAP diluted earnings per share is computed independently for each period presented. The sum of GAAP diluted earnings per share and non-GAAP adjustments per share may not equal non-GAAP diluted earnings per share due to rounding differences.
(1)	Share-based compensation expense. Our non-GAAP financial measures exclude the compensation expenses required to be recorded by GAAP for equity awards to employees and directors. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding expenses related to share-based compensation, because these costs are generally fixed at the time an award is granted, are then expensed over several years and generally cannot be changed or influenced by management once granted.
(2)	Amortization of intangible assets. Our non-GAAP financial measures exclude costs associated with the amortization of intangible assets, which are included in cost of license revenue and amortization of intangible assets in our condensed consolidated statements of comprehensive income. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding amortization of intangible assets, because these costs are fixed at the time of an acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management after the acquisition.
(3)	Severance, exit costs and related charges. Our non-GAAP financial measures exclude severance, exit costs and related charges, and any subsequent changes in estimates, as they relate to our corporate restructuring and exit activities. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding severance, exit costs and related charges, in order to provide comparability and consistency with historical operating results.

(4)	Proxy contest costs. During the first quarter of fiscal 2013, the Company became engaged in a proxy contest initiated by a shareholder of the Company. The Company incurred approximately $6.2 million in unplanned proxy contest expenses during the first quarter of fiscal 2013, consisting primarily of outside financial advisory, legal, solicitation and consulting fees. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding such costs, in order to provide comparability and consistency with historical operating results.
(5)	Provision for income taxes on above pre-tax non-GAAP adjustments. Our non-GAAP financial measures exclude the tax impact of the above pre-tax non-GAAP adjustments. This amount is calculated using the tax rates of each country to which these pre-tax non-GAAP adjustments relate. Management excludes the non-GAAP adjustments on a net-of-tax basis in evaluating our performance. Therefore, we exclude the tax impact of these charges when presenting non-GAAP financial measures.
(6)	Certain discrete tax items. Our non-GAAP financial measures exclude net tax benefits of $6.2 million for the six months ended September 30, 2011 associated with tax authority settlements related to prior years’ tax matters. Management excludes the impact of these items in evaluating our performance. Therefore, we exclude these items when presenting non-GAAP financial measures.

Liquidity and Capital Resources

At September 30, 2012, we had $1.5 billion in cash, cash equivalents and investments, approximately 67% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $671.4 million of earnings that we have determined will be invested indefinitely in those operations. If such earnings were to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements. We also had outstanding letters of credit, performance bonds and similar instruments at September 30, 2012 of approximately $46.1 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.

At September 30, 2012 and March 31, 2012, we held auction rate securities with a par value of $21.7 million and $29.3 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $18.6 million and $26.9 million at September 30, 2012 and March 31, 2012, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities are presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities using internally developed models of the expected cash flows of the securities on a discounted basis. These models incorporate assumptions about the expected cash flows of the underlying student loans discounted at an estimate of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. There were no redemptions during the quarter ended September 30, 2012. During the six months ended September 30, 2012, issuers redeemed available-for-sale holdings of $7.6 million par value. During the quarter and six months ended September 30, 2011, issuers redeemed available-for-sale holdings of $0.2 million and $0.4 million par value, respectively.

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

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of BMC's senior unsecured notes due 2018, or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of BMC's senior notes due 2018, for interest periods of one, two, three or six months. As of September 30, 2012 and through October 31, 2012, we have not borrowed any funds under the Credit Facility.

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

These credit facilities are subject to covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions.

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

We may from time to time seek to repurchase or retire securities, including outstanding borrowings and equity securities, in open market repurchases, unsolicited or solicited privately negotiated transactions or in such other manner as will comply with the provisions of the Exchange Act and the rules and regulations thereunder. Such repurchases or exchanges, if any, will depend on a number of factors, including, but not limited to, prevailing market conditions, our liquidity requirements and contractual restrictions, if applicable. The amount of repurchases, which is subject to management discretion, may be material and may change from period to period.

Our cash flows for the quarters ended September 30, 2012 and 2011 were:

	Six Months Ended
	September 30,
	2012	2011
	(In millions)
Net cash provided by operating activities	$286.1	$423.1
Net cash used in investing activities	(129.9)	(221.8)
Net cash used in financing activities	(333.3)	(383.5)
Effect of exchange rate changes on cash and cash equivalents	(8.6)	(19.0)

Net change in cash and cash equivalents	$(185.7)	$(201.2)

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities for the six months ended September 30, 2012 decreased by $137.0 million from the prior year period, attributable primarily to a decrease in net income and the net impact of working capital changes.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended September 30, 2012 decreased by $91.9 million from the prior year period. This decrease was attributable primarily to a decrease in cash paid for acquisitions and an increase in proceeds from maturities of investments, partially offset by an increase in purchases of investments.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended September 30, 2012 decreased by $50.2 million from the prior year period, attributable primarily to a decrease in treasury stock acquired.

Treasury Stock Purchases

Our Board of Directors has previously authorized a total of $5.0 billion to repurchase common stock. During the quarter and six months ended September 30, 2012, we purchased 4.8 million and 8.3 million shares, respectively, for $200.0 million and $350.0 million, respectively. From the inception of the stock repurchase authorization through September 30, 2012, we have purchased 160.3 million shares for $4.5 billion. At September 30, 2012, there was $500.3 million remaining in the stock repurchase program, which does not have an expiration date. In October 2012, our Board of Directors approved a new $1 billion stock repurchase program. We expect $750 million of the repurchase to be executed via an accelerated share repurchase agreement to be entered into during the quarter ending December 31, 2012.

During the quarter and six months ended September 30, 2012, we repurchased 0.1 million and 0.5 million shares, respectively, for $3.1 million and $20.0 million, respectively, to satisfy employee tax withholding obligations upon the vesting of share-based awards.

The repurchase of stock will continue to be funded primarily with cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds below for a monthly detail of treasury stock purchases for the quarter ended September 30, 2012.

Shareholder Rights Agreement

On May 12, 2012, our Board of Directors authorized and declared a dividend of one preferred share purchase right (a Right) for each outstanding common share through a shareholder rights agreement (the Rights Agreement). Each Right, once exercisable, represents the right to purchase one one-thousandth of a series B junior participating preferred share, par value $0.01, for $180, or an equivalent value of common shares determined at 50% of the then-current market price of BMC’s common stock, provided sufficient common shares are then unissued. The Rights become exercisable in the event any individual person or entity (including the ownership of their related affiliates) acquires 10% or more of the outstanding share capital of the Company without the approval of BMC’s Board of Directors, and until such time are inseparable from and trade with BMC’s common stock. The Rights have a de minimus fair value and are accounted for as a component of stockholders’ equity. The Rights Agreement expires May 11, 2013.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, share-based compensation, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended March 31, 2012 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the six months ended September 30, 2012.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no items that require disclosure under this item.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased (1)	Share	Program (2)	Program (2)	the Program (2)
July 1—31, 2012	596,785	$40.19	559,675	$22,491,157	$677,759,715
August 1—31, 2012	3,763,819	$41.22	3,729,369	153,741,671	$524,018,044
September 1—30, 2012	565,128	$42.57	558,027	23,757,932	$500,260,112

Total	4,925,732	$41.26	4,847,071	$199,990,760	$500,260,112

(1)	Includes 78,661 shares of our common stock withheld by us to satisfy employee tax withholding obligations.
(2)	Our Board of Directors has previously authorized a total of $5.0 billion to repurchase common stock. At September 30, 2012, approximately $500.3 million remains authorized in this stock repurchase program and the program does not have an expiration date. In October 2012, our Board of Directors approved a new $1 billion stock repurchase program. We expect $750 million of the repurchase to be executed via an accelerated share repurchase agreement to be entered into during the quarter ending December 31, 2012.

Item 6.  Exhibits

(a) Exhibits.

31.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.

October 31, 2012	By:	/s/ ROBERT E. BEAUCHAMP
Robert E. Beauchamp
Chairman of the Board, President and Chief Executive Officer

October 31, 2012	By:	/s/ STEPHEN B. SOLCHER
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