Form 10-Q
period 2012-12-31
BMC SOFTWARE INC
filed 2013-01-29
CIK 835729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 24, 2013, there were 142,889,000 outstanding shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.

QUARTER ENDED DECEMBER 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	December 31,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,057.9	$1,496.9
Short-term investments	123.6	86.1
Trade accounts receivable, net	265.8	296.7
Trade finance receivables, net	69.5	108.0
Deferred tax assets	79.8	71.0
Other current assets	116.9	122.2

Total current assets	1,713.5	2,180.9
Property and equipment, net	89.6	87.8
Software development costs, net	268.0	244.7
Long-term investments	71.6	52.6
Long-term trade finance receivables, net	42.9	80.1
Intangible assets, net	209.3	257.5
Goodwill	1,720.6	1,720.6
Other long-term assets	213.3	240.2

Total assets	$4,328.8	$4,864.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$38.1	$31.5
Finance payables	10.7	1.2
Accrued liabilities	270.4	321.4
Deferred revenue	979.2	1,059.5

Total current liabilities	1,298.4	1,413.6
Long-term deferred revenue	796.9	934.4
Long-term borrowings	1,308.6	821.6
Other long-term liabilities	244.8	249.0

Total liabilities	3,648.7	3,418.6

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	1,029.5	1,179.5
Retained earnings	3,503.4	3,245.3
Accumulated other comprehensive income	23.3	31.9

	4,558.7	4,459.2
Treasury stock, at cost (106.4 and 87.4 shares)	(3,878.6)	(3,013.4)

Total stockholders’ equity	680.1	1,445.8

Total liabilities and stockholders’ equity	$4,328.8	$4,864.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue:
License	$232.3	$225.0	$613.1	$644.2
Maintenance	288.7	272.3	853.0	807.4
Professional services	59.2	50.9	166.7	155.7

Total revenue	580.2	548.2	1,632.8	1,607.3

Operating expenses:
Cost of license revenue	41.1	38.6	120.8	116.2
Cost of maintenance revenue	51.3	46.2	155.1	139.5
Cost of professional services revenue	56.3	52.8	168.5	153.4
Selling and marketing expenses	175.8	154.1	503.7	452.3
Research and development expenses	41.9	38.5	116.5	121.5
General and administrative expenses	56.2	50.4	175.1	160.0
Amortization of intangible assets	10.0	5.8	33.5	26.5

Total operating expenses	432.6	386.4	1,273.2	1,169.4

Operating income	147.6	161.8	359.6	437.9

Other income (loss), net:
Interest and other income, net	1.8	2.3	7.6	8.7
Interest expense	(12.7)	(4.5)	(33.6)	(15.2)
Gain (loss) on investments, net	0.3	(1.3)	0.6	(3.4)

Total other loss, net	(10.6)	(3.5)	(25.4)	(9.9)

Earnings before income taxes	137.0	158.3	334.2	428.0
Provision for income taxes	30.7	38.4	75.9	97.7

Net earnings	$106.3	$119.9	$258.3	$330.3

Basic earnings per share	$0.71	$0.72	$1.66	$1.92

Diluted earnings per share	$0.70	$0.71	$1.63	$1.88

Shares used in computing basic earnings per share	149.7	167.2	155.8	172.0

Shares used in computing diluted earnings per share	152.6	169.5	158.9	175.2

Net earnings	$106.3	$119.9	$258.3	$330.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax provision (benefit) of $(1.9), $(0.8), $0.7 and $(1.2), respectively	16.0	17.4	(8.0)	(15.9)
Unrealized gain (loss) on available-for-sale securities, net of tax provision (benefit) of $0, $0.1, $(0.2) and $(0.2), respectively	0.1	0.3	(0.4)	(0.6)
Loss on cash flow hedge, net of tax	(0.2)	—	(0.2)	—

Total other comprehensive income (loss)	15.9	17.7	(8.6)	(16.5)

Total comprehensive income	$122.2	$137.6	$249.7	$313.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$258.3	$330.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	173.2	161.6
Deferred income tax benefit	(5.7)	(2.5)
Share-based compensation expense	115.9	92.7
Other non-cash items	2.9	2.4
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	28.0	47.1
Trade finance receivables	77.1	91.9
Prepaid and other current assets	16.7	6.3
Other long-term assets	7.4	17.8
Accrued and other current liabilities	(31.4)	(47.8)
Deferred revenue	(212.7)	(88.6)
Other long-term liabilities	(5.5)	(9.1)
Other operating assets and liabilities	(6.3)	(14.7)

Net cash provided by operating activities	417.9	587.4

Cash flows from investing activities:
Proceeds from maturities of investments	69.0	24.8
Proceeds from sales of investments	13.3	4.4
Purchases of investments	(139.2)	(30.0)
Cash paid for acquisitions, net of cash acquired, and other investments	(19.4)	(163.0)
Capitalization of software development costs	(94.2)	(97.7)
Purchases of property and equipment	(19.3)	(17.6)
Other investing activities	1.9	—

Net cash used in investing activities	(187.9)	(279.1)

Cash flows from financing activities:
Purchases of common stock, including accelerated share repurchase	(1,150.0)	(630.5)
Repurchases of stock to satisfy employee tax withholding obligations	(38.1)	(31.7)
Proceeds from stock options exercised and other	50.7	41.9
Excess tax benefit from share-based compensation expense	5.8	13.6
Repayments of borrowings and capital lease obligations	(21.4)	(20.7)
Proceeds from borrowings, net of issuance costs	494.7	—

Net cash used in financing activities	(658.3)	(627.4)

Effect of exchange rate changes on cash and cash equivalents	(10.7)	(22.3)

Net change in cash and cash equivalents	(439.0)	(341.4)
Cash and cash equivalents, beginning of period	1,496.9	1,660.9

Cash and cash equivalents, end of period	$1,057.9	$1,319.5

Supplemental disclosure of cash flow information:
Cash paid for interest	$33.7	$22.7
Cash paid for income taxes, net of amounts refunded	$58.3	$20.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BMC Software, Inc. and its subsidiaries (collectively, we, us, our, the Company or BMC). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements reflect all normal recurring adjustments necessary to fairly present our financial position and results of operations as of and for the periods presented herein. These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

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

(2) Business Combinations

During the nine months ended December 31, 2012, we completed three business combinations for combined purchase consideration of $19.5 million. The purchase consideration was allocated to acquired assets and assumed liabilities consisting primarily of $19.2 million of acquired technology, with weighted average economic lives of approximately three years, in addition to other tangible assets and liabilities. These acquisitions resulted in a preliminary allocation of $2.7 million to goodwill assigned to our Enterprise Service Management-Solutions segment. We are in the process of finalizing our assessment of the fair value of acquired assets and assumed liabilities, primarily as it relates to tax attributes, and will adjust the purchase price allocations when they are finalized.

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

The fair values of our financial instruments were determined using the following input levels and valuation techniques:

	Valuation	December 31, 2012				March 31, 2012
	Technique	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(In millions)
Assets
Cash equivalents
Money-market funds	A	$26.2	$—	$—	$26.2	$769.3	$—	$—	$769.3
United States Treasury securities	A	150.0	—	—	150.0	49.9	—	—	49.9
Short-term and long-term investments
United States Treasury securities	A	128.7	—	—	128.7	92.2	—	—	92.2
Auction rate securities	B	—	—	18.7	18.7	—	—	26.9	26.9
United States government agency bonds	A	—	15.4	—	15.4	—	—	—	—
Corporate bonds and commercial paper	A	—	12.0	—	12.0	—	—	—	—
Mutual funds	A	20.4	—	—	20.4	19.6	—	—	19.6
Foreign currency forward contracts	A	—	3.8	—	3.8	—	8.1	—	8.1

Total		$325.3	$31.2	$18.7	$375.2	$931.0	$8.1	$26.9	$966.0

Liabilities
Foreign currency forward contracts	A	$—	$2.3	$—	$2.3	$—	$0.6	$—	$0.6
Interest rate swap	B	—	—	0.2	0.2	—	—	—	—

Total		$—	$2.3	$0.2	$2.5	$—	$0.6	$—	$0.6

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

The following table summarizes the activity in our Level 3 financial instruments for the quarters and nine months ended December 31, 2012 and 2011, respectively:

	Quarter Ended			Nine Months Ended
	December 31, 2012			December 31, 2012
	Auction Rate Securities	Interest Rate Swap	Total	Auction Rate Securities	Interest Rate Swap	Total
	(In millions)
Balance at the beginning of the period	$18.6	$—	$18.6	$26.9	$—	$26.9
Redemption and sales	—	—	—	(7.6)	—	(7.6)
Change in fair value included in other comprehensive income	0.1	(0.2)	(0.1)	(0.6)	(0.2)	(0.8)

Balance at the end of the period	$18.7	$(0.2)	$18.5	$18.7	$(0.2)	$18.5

	Quarter Ended	Nine Months Ended
	December 31, 2011	December 31, 2011
	Auction Rate Securities
	(In millions)
Balance at the beginning of the period	$25.6	$27.2
Redemption and sales	(0.1)	(0.5)
Change in fair value included in other comprehensive income	0.4	(0.8)

Balance at the end of the period	$25.9	$25.9

Investments

Our cash, cash equivalents and investments were comprised of the following:

	December 31, 2012			March 31, 2012
	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
	(In millions)
Measured at fair value:
Available-for-sale
United States Treasury securities	$150.0	$113.2	$15.5	$49.9	$86.1	$6.1
Auction rate securities	—	—	18.7	—	—	26.9
United States government agency bonds	—	5.0	10.4	—	—	—
Corporate bonds and commercial paper	—	5.4	6.6	—	—	—
Trading
Mutual funds	—	—	20.4	—	—	19.6

Total debt and equity investments measured at fair value	150.0	123.6	71.6	49.9	86.1	52.6

Cash on hand	829.7	—	—	632.6	—	—
Certificates of deposit	52.0	—	—	45.1	—	—
Money-market funds	26.2	—	—	769.3	—	—

Total cash, cash equivalents and investments	$1,057.9	$123.6	$71.6	$1,496.9	$86.1	$52.6

Amounts included in accumulated other comprehensive income from available-for-sale securities (pre-tax):
Unrealized losses*	$—	$—	$3.0	$—	$—	$2.4

*	The unrealized losses on available-for-sale securities at December 31, 2012 and March 31, 2012 relate to the auction rate securities.

The following summarizes the underlying contractual maturities of our available-for-sale investments in debt securities at December 31, 2012:

		Fair
	Cost	Value
	(In millions)
Due in one year or less	$273.6	$273.6
Due between one and two years	32.5	32.5
Due after ten years	21.7	18.7

Total	$327.8	$324.8

At December 31, 2012 and March 31, 2012, we held auction rate securities with a par value of $21.7 million and $29.3 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $18.7 million and $26.9 million at December 31, 2012 and March 31, 2012, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities is presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities using internally developed models of the expected cash flows of the securities on a discounted basis. These models incorporate assumptions about the expected cash flows of the underlying student loans discounted at an estimate of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. The range of and weighted average discount rates used in our valuation models at December 31, 2012 were 3.6% to 4.1%, and 3.9%, respectively. Significant increases (decreases) in the discount rate used in the valuation would result in decreases (increases) in the fair value of the auction rate securities. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. There were no redemptions during the quarter ended December 31, 2012. During the nine months ended December 31, 2012, issuers redeemed available-for-sale holdings of $7.6 million par value. During the quarter and nine months ended December 31, 2011, issuers redeemed available-for-sale holdings of $0.1 million and $0.5 million par value, respectively.

The unrealized loss on our available-for-sale auction rate securities, which had a fair value of $18.7 million at December 31, 2012, was $3.0 million and was recorded in accumulated other comprehensive income as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and the likelihood we would be required to sell the investments before recovery of our cost basis. These available-for-sale auction rate securities have been in an unrealized loss position for greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities were classified as long-term investments at December 31, 2012 and March 31, 2012.

Derivative Financial Instruments

We operate globally and are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of business.

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

The fair value of our outstanding foreign currency forward contracts that closed in a gain position at December 31, 2012 and March 31, 2012 was $3.8 million and $8.1 million, respectively, and was recorded within other current assets in our condensed consolidated balance sheets. The fair value of our outstanding foreign currency forward contracts that closed in a loss position at December 31, 2012 and March 31, 2012 was $2.3 million and $0.6 million, respectively, and was recorded within accrued liabilities in our condensed consolidated balance sheets. The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

	Notional Amount
	December 31,	March 31,
	2012	2012
	(In millions)
Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)

Euro	$180.9	$214.2
Australian dollar	31.8	29.9
Chinese yuan renminbi	14.9	11.7
Swiss franc	9.5	6.8
Singapore dollar	6.4	3.8
Brazilian real	5.9	8.7
Danish krone	4.9	3.9
South Korean won	3.2	2.6
Norwegian krone	2.8	2.9
New Zealand dollar	2.5	3.4
British pound	—	19.2
Swedish krona	0.5	8.2
Mexican peso	—	3.2
Other	3.3	3.5

Total	$266.6	$322.0

Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)

Israeli shekel	$165.0	$158.2
Indian rupee	12.0	15.0
British pound	3.2	—
Other	0.7	4.8

Total	$180.9	$178.0

Our use of foreign currency forward contracts is intended to offset gains and losses associated with foreign currency exposures. Therefore, the notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances and currency denomination of monetary assets and liabilities maintained by our global entities. The net effect of the foreign currency forward contracts for the quarter and nine months ended December 31, 2012, was a gain of $4.6 million and $9.2 million, respectively, which, after including gains and losses on our foreign currency exposures, resulted in a $0.1 million net loss and a $0.6 million net gain, respectively, recorded in interest and other income, net. The net effect of the foreign currency forward contracts for the quarter and nine months ended December 31, 2011, was a loss of $1.7 million and $7.6 million, respectively, which, after including gains and losses on our foreign currency exposures, resulted in net losses of $0.6 million and $2.5 million, respectively, recorded in interest and other income, net.

In November 2012, we entered into a $200.0 million unsecured term loan due November 2015 (the Term Loan) with variable-rate interest payments (see Note 4). To minimize the impact of changes in interest rates on our interest payments, in November 2012, we also entered into an interest rate swap agreement with a financial institution to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $200.0 million. The interest rate swap matures in November 2015 and has periodic interest settlements, both consistent with the terms of our Term Loan. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

At December 31, 2012, the fair value of our interest rate swap was a liability of $0.2 million and was recorded within other liabilities in our condensed consolidated balance sheets, with the effective portion of the loss recognized in other comprehensive income. There was no hedge ineffectiveness during the quarter or nine months ended December 31, 2012. Periodic settlements on the interest rate swap are recorded as interest expense in the condensed consolidated statements of comprehensive income and are reflected within cash flows from operating activities in our condensed consolidated statements of cash flows.

We estimated the fair value of the interest rate swap using an internally developed model of the expected cash flows of the interest payments on a discounted basis. This model incorporates assumptions about the expected cash flows of the interest payments discounted at a market rate, which includes an adjustment to reflect our entity-specific risk. The discount rate used in our valuation model at December 31, 2012 equates to a weighted average of 1.5% and will fluctuate with the U.S. Treasury yield curve in future periods. Significant increases (decreases) in the interest rates used in the valuation would result in increases (decreases) in the fair value of the interest rate swap.

We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.

Trade Finance Receivables

A substantial portion of our trade finance receivables is transferred to financial institutions on a non-recourse basis. We utilize wholly-owned finance subsidiaries in these finance receivables transfers. These entities are consolidated into our financial position and results of operations. We account for such transfers as sales in accordance with applicable accounting rules pertaining to the transfer of financial assets and the sale of future revenue when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During the quarter and nine months ended December 31, 2012, we transferred $43.2 million and $155.0 million, respectively, of such receivables through these programs. During the quarter and nine months ended December 31, 2011, we transferred $49.0 million and $208.0 million, respectively, of such receivables through these programs. Finance receivables are typically transferred within several months after origination and the outstanding principal balance at the time of transfer typically approximates fair value.

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

For all regions and credit categories, a finance receivable will be specifically reserved once deemed uncollectible. As of December 31, 2012, we held $112.4 million of finance receivables, net of $0.3 million of specific receivables which have been fully reserved.

At December 31, 2012, our finance receivables balance, net of allowance, by region and by class of internal credit rating was as follows:

	North America	EMEA	Asia Pacific	Latin America	Total
	(In millions)
Class 1	$27.9	$45.1	$4.4	$1.2	$78.6
Class 2	3.2	19.0	6.9	3.9	33.0
Class 3	0.1	—	0.2	0.5	0.8

Balance at the end of the period	$31.2	$64.1	$11.5	$5.6	$112.4

Other Financial Instruments

The carrying values and fair values of our debt instruments at December 31, 2012 and March 31, 2012 are as follows:

	December 31, 2012		March 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
	(In millions)
Senior unsecured notes due June 2018 (Level 2)	$299.0	$363.5	$298.9	$368.4
Senior unsecured notes due February 2022 (Level 2)	497.6	521.3	497.4	506.6
Senior unsecured notes due December 2022 (Level 2)	297.7	308.0	—	—
Term Loan due November 2015 (Level 3)	200.0	200.3	—	—

The fair values of the senior unsecured notes due June 2018, February 2022 and December 2022 were determined using quoted market prices. We estimated the fair value of the Term Loan using an internally developed model of the expected cash flows of the principal and interest payments on a discounted basis. This model incorporates assumptions about the expected cash flows of the principal and interest payments discounted at a market rate, which includes an adjustment to reflect our entity-specific risk. The discount rate used in our valuation model at December 31, 2012 equates to a weighted average of 2.0% and will fluctuate with the U.S. Treasury yield curve in future periods. Significant increases in the entity-specific risk used in the valuation would result in decreases in the fair value of the Term Loan.

The carrying values of all other financial instruments, consisting primarily of trade and finance receivables, accounts payable and other borrowings, approximate their respective fair values.

(4) Long-Term Borrowings

Long-term borrowings at December 31, 2012 and March 31, 2012 consisted of:

	December 31,	March 31,
	2012	2012
	(In millions)
Senior unsecured notes due June 2018 (net of $1.0 million and $1.1 million of unamortized discount at December 31, 2012 and March 31, 2012, respectively)	$299.0	$298.9
Senior unsecured notes due February 2022 (net of $2.4 million and $2.6 million of unamortized discount at December 31, 2012 and March 31, 2012, respectively)	497.6	497.4
Senior unsecured notes due December 2022 (net of $2.3 million of unamortized discount at December 31, 2012)	297.7	—
Term Loan due November 2015	200.0	—
Capital leases and other obligations	38.0	46.3

Total	1,332.3	842.6
Less current maturities of capital leases and other obligations (included in accrued liabilities)	(23.7)	(21.0)

Long-term borrowings	$1,308.6	$821.6

In June 2008, we issued $300.0 million of senior unsecured notes due June 2018. Net proceeds to us after original issuance discount and issuance costs amounted to $295.6 million. These senior notes were issued at an original issuance discount of $1.8 million and bear interest at a rate of 7.25% per annum, payable semi-annually in June and December of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 50 basis points, plus accrued and unpaid interest.

In February 2012, we issued $500.0 million of senior unsecured notes due February 2022. Net proceeds to us after original issuance discount and issuance costs amounted to $493.3 million. These senior notes were issued at an original issuance discount of $2.7 million and bear interest at a rate of 4.25% per annum, payable semi-annually in February and August of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 35 basis points, plus accrued and unpaid interest.

In November 2012, we issued $300.0 million of senior unsecured notes due December 2022. Net proceeds to us after original issuance discount and issuance costs amounted to $295.1 million. These senior notes were issued at an original issuance discount of $2.3 million and bear interest at a rate of 4.5% per annum, payable semi-annually in June and December of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 45 basis points, plus accrued and unpaid interest.

In November 2012, we entered into a $200.0 million unsecured term loan agreement, due November 2015, with an institutional lender. Net proceeds to us after issuance costs amounted to $199.6 million. The Term Loan bears interest at a variable rate equal to the one-month LIBOR plus 1.625%, based upon our current debt rating, and is payable monthly. We concurrently entered into an interest rate swap agreement to hedge the variability of cash interest payments due to changes in the LIBOR benchmark interest rate, fixing our interest rate at 2.033%. The Term Loan may be prepaid at our option any time after the second anniversary of the closing date at the principal amount plus a 0.50% premium.

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of our senior unsecured notes due June 2018, or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of our senior notes due June 2018, for interest periods of one, two, three or nine months. As of December 31, 2012 and through January 28, 2013, we have not borrowed any funds under the Credit Facility.

The above credit facilities are subject to covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. At December 31, 2012, we were in compliance with all debt covenants.

(5) Income Taxes

Income tax expense was $30.7 million and $75.9 million for the quarter and nine months ended December 31, 2012, respectively, resulting in effective tax rates of 22.4% and 22.7%, respectively. Income tax expense was $38.4 million and $97.7 million for the quarter and nine months ended December 31, 2011, respectively, resulting in effective tax rates of 24.3% and 22.8%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarter and nine months ended December 31, 2012, the overall favorable effects of foreign tax rates on our effective tax rate were 9.6% and 9.4% of pre-tax earnings, respectively. During the quarter and nine months ended December 31, 2011, the overall favorable effects of foreign tax rates on our effective tax rate were 7.3% and 8.6% of pre-tax earnings, respectively. During the nine months ended December 31, 2011, we also recorded discrete net tax benefits of $6.2 million associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 1.4% of pre-tax earnings. Our effective tax rate could fluctuate on a quarterly basis and could be adversely affected to the extent forecasted earnings for the year are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates.

We file a federal income tax return in the United States as well as income tax returns in various local, state and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (the IRS) through the tax year ended March 31, 2007, except for one issue related to the year ended March 31, 2006. We received a Notice of Deficiency from the IRS related to this issue and in July 2011 filed a petition for hearing with the U.S. Tax Court. A trial was held in May 2012 and post-trial briefs have been submitted. We are currently awaiting the Tax Court’s ruling. In December 2012, the IRS completed its examination of our federal income tax return for the years ended March 31, 2009 and 2010, and there were no unagreed issues. In addition, certain tax years related to local, state, and foreign jurisdictions remain subject to examination. To provide for potential tax exposures, we maintain a liability for unrecognized tax benefits which we believe is adequate.

(6) Share-Based Compensation

During the quarter and nine months ended December 31, 2012, we granted 2.2 million and 4.2 million nonvested stock units, respectively, at a weighted average grant date fair value of $40.44 and $41.96, respectively, consisting of both time-based and market-based awards, to our executive officers, non-executive employees and non-employee board members. Time-based nonvested stock units primarily vest in annual increments over one or three years. Market-based nonvested stock units vest in 50% increments over two- and three-year periods upon achievement of certain targets related to our relative shareholder return as compared to the NASDAQ-100 Index over each performance period.

During the quarter and nine months ended December 31, 2012, we issued 0.4 million and 1.4 million shares, respectively, of common stock related to exercises of stock options, and 1.3 million and 2.8 million shares, respectively, of common stock related to vesting of nonvested stock units.

At December 31, 2012, we had approximately $264.1 million of total unrecognized compensation costs related to share-based awards that are expected to be recognized as expense over a remaining weighted-average period of two years.

Share-based compensation expense as recorded in our condensed consolidated statements of comprehensive income is summarized as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In millions)
Cost of license revenue	$1.9	$1.1	$5.2	$3.4
Cost of maintenance revenue	3.6	3.7	12.3	11.0
Cost of professional services revenue	1.5	1.4	4.6	3.9
Selling and marketing expenses	16.4	9.3	44.3	28.4
Research and development expenses	5.0	3.1	11.4	9.6
General and administrative expenses	13.1	12.5	38.1	36.4

Total share-based compensation expense	$41.5	$31.1	$115.9	$92.7

(7) Stockholders’ Equity

Earnings Per Share

The two-class method is utilized for the computation of earnings per share (EPS). The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Income allocated to these participating securities is excluded from net earnings allocated to common shares and was insignificant for the quarter and nine months ended December 31, 2011. There were no participating securities outstanding during the quarter and nine months ended December 31, 2012.

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

The following table summarizes our basic and diluted EPS computations for the quarters and nine months ended December 31, 2012 and 2011:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In millions, except per share data)
Basic earnings per share:
Net earnings allocated to common shares	$106.3	$119.9	$258.3	$330.3

Weighted average number of common shares outstanding	149.7	167.2	155.8	172.0

Basic earnings per share	$0.71	$0.72	$1.66	$1.92

Diluted earnings per share:
Net earnings allocated to common shares	$106.3	$119.9	$258.3	$330.3

Weighted average number of common shares outstanding	149.7	167.2	155.8	172.0
Incremental shares from assumed conversions of share-based awards	2.9	2.3	3.1	3.2

Adjusted weighted average number of common shares outstanding	152.6	169.5	158.9	175.2

Diluted earnings per share	$0.70	$0.71	$1.63	$1.88

For the quarter and nine months ended December 31, 2012, 0.6 million and 1.2 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive. For the quarter and nine months ended December 31, 2011, 4.9 million and 1.8 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive.

Treasury Stock

Our Board of Directors has authorized a total of $6.0 billion to repurchase common stock under a common stock repurchase program, including a new $1 billion stock repurchase authorization approved in October 2012. On November 23, 2012, we entered into an accelerated share repurchase agreement (the ASR) to repurchase $750 million of our common stock under this program. Under the terms of the ASR, we paid $750 million to a financial institution and initially received 13.1 million shares of common stock, or 70% of the number of shares to be repurchased if such shares were repurchased at a price equal to the closing price of our common stock on November 23, 2012. The specific number of shares that we will ultimately repurchase under the ASR will be based generally on the daily discounted volume-weighted average share price of our common stock during the repurchase period, subject to other adjustments pursuant to the terms and conditions of the ASR. The ASR contemplates that the repurchase period will last no longer than approximately seven months from the execution of the agreement. At the completion of the repurchase period, we may be entitled to receive additional shares of our common stock from the financial institution or, under certain circumstances specified in the ASR, we may be required to deliver shares or make a cash payment (at our option) to the financial institution. Under the terms of the ASR, the maximum number of shares that could be delivered is 25.0 million.

The fair market value of the 13.1 million shares initially delivered was approximately $525.0 million and was included in treasury stock, reducing the weighted average number of basic and diluted common shares used to calculate EPS. The remaining $225.0 million was included in additional paid-in capital (APIC) and will be reclassified from APIC to treasury stock upon final settlement of the ASR. As of December 31, 2012, based on the daily discounted volume-weighted average price of our common stock since the effective date of the ASR, the financial institution would be required to deliver 5.6 million shares to us for the $225.0 million portion of the ASR that has not yet been settled. These shares were not included in the calculation of diluted weighted average common shares outstanding during the period because their effect was anti-dilutive.

During the quarter and nine months ended December 31, 2012, we repurchased a total of 14.3 million and 22.6 million shares, respectively, valued at $575.0 million and $925.0 million, respectively, under the Board authorizations. At December 31, 2012, approximately $700.2 million remains authorized in the stock repurchase program, which does not have an expiration date. During the quarter and nine months ended December 31, 2012, we repurchased 0.4 million and 0.9 million shares, respectively, for $18.1 million and $38.1 million, respectively, to satisfy employee tax withholding obligations upon the vesting of share-based awards.

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

We also had outstanding letters of credit, performance bonds and similar instruments at December 31, 2012 of approximately $52.3 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.

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

The following tables summarize segment performance for the quarters and nine months ended December 31, 2012 and 2011:

	Enterprise Service Management			Mainframe Service Management	Consolidated
Quarter Ended December 31, 2012	Solutions	Services	Total
			(In millions)
Revenue:
License	$131.3	$—	$131.3	$101.0	$232.3
Maintenance	164.3	—	164.3	124.4	288.7
Professional services	—	59.2	59.2	—	59.2

Total revenue	295.6	59.2	354.8	225.4	580.2
Direct and allocated indirect segment operating expenses:	224.1	60.1	284.2	85.8	370.0

Segment operating income (loss)	71.5	(0.9)	70.6	139.6	210.2

Unallocated operating expenses					(62.6)
Other loss, net					(10.6)

Earnings before income taxes					$137.0

	Enterprise Service Management			Mainframe Service Management	Consolidated
Quarter Ended December 31, 2011	Solutions	Services	Total
			(In millions)
Revenue:
License	$133.7	$—	$133.7	$91.3	$225.0
Maintenance	147.7	—	147.7	124.6	272.3
Professional services	—	50.9	50.9	—	50.9

Total revenue	281.4	50.9	332.3	215.9	548.2
Direct and allocated indirect segment operating expenses:	199.1	57.0	256.1	79.4	335.5

Segment operating income (loss)	82.3	(6.1)	76.2	136.5	212.7

Unallocated operating expenses					(50.9)
Other loss, net					(3.5)

Earnings before income taxes					$158.3

	Enterprise Service Management			Mainframe Service Management	Consolidated
Nine Months Ended December 31, 2012	Solutions	Services	Total
			(In millions)
Revenue:
License	$357.4	$—	$357.4	$255.7	$613.1
Maintenance	482.8	—	482.8	370.2	853.0
Professional services	—	166.7	166.7	—	166.7

Total revenue	840.2	166.7	1,006.9	625.9	1,632.8
Direct and allocated indirect segment operating expenses:	652.3	180.5	832.8	243.4	1,076.2

Segment operating income (loss)	187.9	(13.8)	174.1	382.5	556.6

Unallocated operating expenses					(197.0)
Other loss, net					(25.4)

Earnings before income taxes					$334.2

	Enterprise Service Management			Mainframe Service Management	Consolidated
Nine Months Ended December 31, 2011	Solutions	Services	Total
			(In millions)
Revenue:
License	$398.2	$—	$398.2	$246.0	$644.2
Maintenance	434.5	—	434.5	372.9	807.4
Professional services	—	155.7	155.7	—	155.7

Total revenue	832.7	155.7	988.4	618.9	1,607.3
Direct and allocated indirect segment operating expenses:	597.9	165.9	763.8	243.9	1,007.7

Segment operating income (loss)	234.8	(10.2)	224.6	375.0	599.6

Unallocated operating expenses					(161.7)
Other loss, net					(9.9)

Earnings before income taxes					$428.0

(10) New Accounting Pronouncements Not Yet Adopted

In December 2011, the Financial Accounting Standards Board issued guidance requiring new disclosures regarding balance sheet offsetting. This guidance requires entities to disclose the gross amounts of certain recognized financial assets and liabilities, to reconcile these amounts to the net positions recognized in the balance sheet and to provide qualitative disclosures about the rights of offset relating to these financial assets and liabilities. This new disclosure guidance is effective for us beginning with our first quarter of fiscal 2014.

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

Overview

A summary of select operating metrics for the quarter and nine months ended December 31, 2012 is as follows:

•

Total bookings, which represent the contract value of new transactions that we closed and recorded, were $514.3 million for the quarter, representing a decrease of $10.1 million, or 1.9%, from the prior year quarter, and for the nine months ended December 31, 2012 were $1,415.0 million, representing a decrease of $107.2 million, or 7.0%, from the prior year period. Within the first nine months of the prior fiscal year, one large transaction generated total bookings of over $100 million, principally related to our MSM business.

•

Total license bookings were $228.3 million for the quarter, representing a decrease of $8.5 million, or 3.6%, from the prior year quarter, and for the nine months ended December 31, 2012 were $544.0 million, representing a decrease of $72.8 million, or 11.8%, from the prior year period. During the quarter, we closed 41 transactions with license bookings over $1 million (with total license bookings of $115.4 million) compared to 42 transactions with license bookings over $1 million (with total license bookings of $117.7 million) in the prior year quarter. During the nine months ended December 31, 2012, we closed 96 transactions with license bookings over $1 million (with total license bookings of $262.5 million) compared to 110 transactions with license bookings over $1 million (with total license bookings of $336.2 million) in the prior year period.

•

Within our ESM-Solutions segment, where we evaluate performance on the basis of license bookings, total license bookings for the quarter decreased by $10.3 million, or 8.2%, from the prior year quarter, and for the nine months ended December 31, 2012 decreased by $19.4 million, or 5.5%, from the prior year period. We estimate that the impact of foreign currency exchange rate changes, while nominal for the quarter, contributed to an approximate $4 million, or 1%, reduction in ESM license bookings for the nine month period. The license bookings decreases for both the quarter and nine month periods were driven primarily by a number of large, forecasted license transactions that failed to close at the end of the quarter, which we attribute to a combination of difficult macroeconomic conditions, perceived uncertainty related to our strategic announcements early in the quarter and preceding press coverage related to activist investor activity, as well as internal sales execution issues. Additionally, while sales force capacity has reached planned levels, we believe that overall productivity for both the quarter and nine month periods was negatively impacted by lower sales force and sales management tenure and experience levels, particularly in certain regions.

•

Within our MSM segment, where we evaluate performance based on total and annualized bookings, total bookings for the trailing twelve months ended December 31, 2012 decreased by $161.4 million, or 17.4%, and on an annualized basis, after normalizing for contract length, decreased by $38.6 million, or 13.2%, as compared to the prior year period. These trailing twelve month decreases were attributable primarily to the large prior year transaction referred to above as well as the timing of other transaction renewal cycles. Over the trailing 36 months ended December 31, 2012, total MSM bookings decreased by $35.6 million, or 1.4%, and on an annualized basis, after normalizing for contract length, decreased by $9.9 million, or 1.2%, as compared to the prior year period.

•

Total revenue for the quarter was $580.2 million, representing an increase of $32.0 million, or 5.8%, over the prior year quarter, and for the nine months ended December 31, 2012 was $1,632.8 million, representing an increase of $25.5 million, or 1.6%, over the prior year period. Revenue contributed by Numara Software, Inc., which we acquired during the fourth quarter of fiscal 2012, was $20.2 million and $56.3 million for the quarter and nine months ended December 31, 2012, respectively. The increase in revenue for the quarter was reflective of increases of $7.3 million, or 3.2%, $16.4 million, or 6.0%, and $8.3 million, or 16.3%, in license, maintenance and professional services revenue, respectively. The increase for the nine months ended December 31, 2012 was reflective of increases of $45.6 million, or 5.6%, and $11.0 million, or 7.1%, in maintenance and professional services revenue, respectively, partially offset by a decrease of $31.1 million, or 4.8%, in license revenue. On a segment basis, ESM-Solutions revenue for the quarter increased by $14.2 million, or 5.0%, ESM-Services revenue increased by $8.3 million, or 16.3%, and MSM revenue increased by $9.5 million, or 4.4%, as compared to the prior year quarter. For the nine months ended December 31, 2012, ESM-Solutions revenue increased by $7.5 million, or 0.9%, ESM-Services revenue increased by $11.0 million, or 7.1%, and MSM revenue increased by $7.0 million, or 1.1%, over the prior year period. We estimate that foreign currency exchange rate fluctuations negatively affected revenue by approximately $3 million, or 1%, for the quarter, and approximately $19 million, or 1%, for the nine months ended December 31, 2012, as compared to the respective prior year periods, on a constant currency basis.

•

Operating income for the quarter was $147.6 million, representing a decrease of $14.2 million, or 8.8%, from the prior year quarter, and for the nine months ended December 31, 2012 was $359.6 million, representing a decrease of $78.3 million, or 17.9%, from the prior year period. Non-GAAP operating income for the quarter was $210.2 million, representing a decrease of $2.5 million, or 1.2%, from the prior year quarter, and for the nine months ended December 31, 2012 was $556.6 million, representing a decrease of $43.0 million, or 7.2%, from the prior year period.

•

Net earnings for the quarter were $106.3 million, representing a decrease of $13.6 million, or 11.3%, from the prior year quarter, and for the nine months ended December 31, 2012 were $258.3 million, representing a decrease of $72.0 million, or 21.8%, from the prior year period. Non-GAAP net earnings for the quarter were $150.5 million, representing a decrease of $6.4 million, or 4.1%, from the prior year quarter, and for the nine months ended December 31, 2012 were $397.2 million, representing a decrease of $42.4 million, or 9.6%, from the prior year period.

•

Diluted earnings per share for the quarter was $0.70, representing a decrease of $0.01 per share, or 1.4%, from the prior year quarter, and for the nine months ended December 31, 2012 was $1.63, representing a decrease of $0.25 per share, or 13.3%, from the prior year period. Non-GAAP diluted earnings per share was $0.99, representing an increase of $0.06 per share, or 6.5%, over the prior year quarter, and for the nine months ended December 31, 2012 was $2.50, representing a decrease of $0.01 per share, or 0.4%, from the prior year period.

•

Cash flows from operations for the nine months ended December 31, 2012 were $417.9 million, representing a decrease of $169.5 million, or 28.9%, from the prior year period. We closed out the quarter with a solid balance sheet at December 31, 2012, including $1.3 billion in cash, cash equivalents and investments and $1.8 billion in deferred revenue.

We continue to invest in our technology leadership, including in the areas of cloud computing and software-as-a-service (SaaS). In addition to our ongoing product development efforts, we consummated three strategic acquisitions in our ESM segment during the nine months ended December 31, 2012, acquiring Abydos Limited, a provider of workflow management solutions, VaraLogix, Inc., an application release automation provider, and my-eService, Inc., a provider of self-service IT support solutions.

We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. In October 2012, our Board of Directors approved a new $1 billion stock repurchase program, and in November 2012, we entered into an accelerated share repurchase agreement to repurchase $750 million of our common stock under this program. Initial shares received under this repurchase agreement were 13.1 million, for a total value of $525.0 million. During the quarter and nine months ended December 31, 2012, we repurchased a total of 14.3 million and 22.6 million shares, respectively, for a total value of $575.0 million and $925.0 million, respectively.

Our earnings are subject to volatility as a significant portion of our operating expenses is fixed in the short-term, and we plan a portion of our expense run-rate based on our expectations of future revenue. In addition, a significant amount of our license transactions are completed during the final weeks and days of each quarter and therefore, we generally do not know whether revenue has met our expectations until after the end of the quarter. If a shortfall in revenue were to occur in any given quarter, there would be an immediate, and possibly significant, impact to our overall earnings and, most likely, our stock price.

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

	Percentage of Total Revenue
	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue:
License	40.0%	41.0%	37.5%	40.1%
Maintenance	49.8%	49.7%	52.2%	50.2%
Professional services	10.2%	9.3%	10.2%	9.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenue	7.1%	7.0%	7.4%	7.2%
Cost of maintenance revenue	8.8%	8.4%	9.5%	8.7%
Cost of professional services revenue	9.7%	9.6%	10.3%	9.5%
Selling and marketing expenses	30.3%	28.1%	30.8%	28.1%
Research and development expenses	7.2%	7.0%	7.1%	7.6%
General and administrative expenses	9.7%	9.2%	10.7%	10.0%
Amortization of intangible assets	1.7%	1.1%	2.1%	1.6%
Total operating expenses	74.6%	70.5%	78.0%	72.8%
Operating income	25.4%	29.5%	22.0%	27.2%
Other loss, net	(1.8)%	(0.6)%	(1.6)%	(0.6)%
Earnings before income taxes	23.6%	28.9%	20.5%	26.6%
Provision for income taxes	5.3%	7.0%	4.6%	6.1%
Net earnings	18.3%	21.9%	15.8%	20.5%

Revenue

The following tables provide information regarding software license and software maintenance revenue for the quarters and nine months ended December 31, 2012 and 2011:

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
Software License Revenue	2012	2011	% Change	2012	2011	% Change
	(In millions)			(In millions)
Enterprise Service Management	$131.3	$133.7	(1.8)%	$357.4	$398.2	(10.2)%
Mainframe Service Management	101.0	91.3	10.6%	255.7	246.0	3.9%

Total software license revenue	$232.3	$225.0	3.2%	$613.1	$644.2	(4.8)%

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
Software Maintenance Revenue	2012	2011	% Change	2012	2011	% Change
	(In millions)			(In millions)
Enterprise Service Management	$164.3	$147.7	11.2%	$482.8	$434.5	11.1%
Mainframe Service Management	124.4	124.6	(0.2)%	370.2	372.9	(0.7)%

Total software maintenance revenue	$288.7	$272.3	6.0%	$853.0	$807.4	5.6%

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
Total Software Revenue	2012	2011	% Change	2012	2011	% Change
	(In millions)			(In millions)
Enterprise Service Management	$295.6	$281.4	5.0%	$840.2	$832.7	0.9%
Mainframe Service Management	225.4	215.9	4.4%	625.9	618.9	1.1%

Total software revenue	$521.0	$497.3	4.8%	$1,466.1	$1,451.6	1.0%

Software License Revenue

License revenue for the quarter ended December 31, 2012 was $232.3 million, an increase of $7.3 million, or 3.2%, over the prior year quarter. This increase was attributable to an increase in MSM license revenue, partially offset by a decrease in ESM license revenue, as further discussed below. Recognition of license revenue that was deferred in prior periods increased $2.3 million for the quarter ended December 31, 2012 as compared to the prior year quarter. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 58% in the current quarter as compared to 55% in the prior year quarter.

License revenue for the nine months ended December 31, 2012 was $613.1 million, a decrease of $31.1 million, or 4.8%, from the prior year period. This decrease was attributable to a decrease in ESM license revenue, partially offset by an increase in MSM license revenue, as further discussed below. Recognition of license revenue that was deferred in prior periods decreased $16.2 million for the nine months ended December 31, 2012 as compared to the prior year period. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 59% in the current nine month period as compared to 54% in the prior year period.

ESM license revenue was $131.3 million, or 56.5%, and $357.4 million, or 58.3%, of our total license revenue for the quarter and nine months ended December 31, 2012, respectively, and $133.7 million, or 59.4%, and $398.2 million, or 61.8%, of our total license revenue for the quarter and nine months ended December 31, 2011, respectively. ESM license revenue for the quarter ended December 31, 2012 decreased by $2.4 million, or 1.8%, from the prior year quarter, due to a $4.8 million reduction in upfront license revenue recognized in connection with new transactions, partially offset by a $2.4 million increase in the recognition of previously deferred license revenue. The decrease in upfront license revenue recognized in the quarter ended December 31, 2012 was attributable to a decrease in license transaction bookings, partially offset by a higher percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms. ESM license revenue for the nine months ended December 31, 2012 decreased by $40.8 million, or 10.2%, from the prior year period, due to a $19.7 million decrease in the recognition of previously deferred license revenue and a $21.0 million reduction in upfront license revenue in connection with new transactions. The decrease in upfront license revenue recognized in the nine months ended December 31, 2012 was attributable to a decrease in license transaction bookings along with a lower percentage of such bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms.

MSM license revenue was $101.0 million, or 43.5%, and $255.7 million, or 41.7%, of our total license revenue for the quarter and nine months ended December 31, 2012, and $91.3 million, or 40.6%, and $246.0 million, or 38.2%, of our total license revenue for the quarter and nine months ended December 31, 2011. MSM license revenue for the quarter ended December 31, 2012 increased by $9.7 million, or 10.6%, over the prior year quarter. This increase was due primarily to a $9.8 million increase in the amount of upfront license revenue recognized in connection with new transactions, while the recognition of previously deferred license revenue remained relatively flat. The increase in upfront license revenue recognized in the quarter ended December 31, 2012 was attributable to an increase in the percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms along with an increase in license transaction bookings. MSM license revenue for the nine months ended December 31, 2012 increased by $9.7 million, or 3.9%, over the prior year period, due to a $6.2 million increase in upfront license revenue in connection with new transactions and a $3.5 million increase in the recognition of previously deferred license revenue. The increase in upfront license revenue recognized in the nine months ended December 31, 2012 was attributable to a higher percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms, partially offset by a decrease in license transaction bookings.

Deferred License Revenue

For the quarters ended December 31, 2012 and 2011, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In millions)
Deferrals of license revenue	$94.9	$107.6	$224.0	$281.6
Recognition from deferred license revenue	(98.1)	(95.8)	(290.8)	(307.0)
Impact of foreign currency exchange rate changes	(0.8)	—	(2.3)	(2.0)

Net increase (decrease) in deferred license revenue	$(4.0)	$11.8	$(69.1)	$(27.4)

Deferred license revenue balance at end of period	$621.6	$658.7	$621.6	$658.7

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

Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized from the deferred revenue balance in each future quarter is generally predictable. At December 31, 2012, the deferred license revenue balance was $621.6 million. Estimated future recognition from deferred license revenue at December 31, 2012 is (in millions):

Remainder of fiscal 2013	$92.6
Fiscal 2014	260.7
Fiscal 2015 and thereafter	268.3

$621.6

Software Maintenance Revenue

Maintenance revenue for the quarter ended December 31, 2012 was $288.7 million, an increase of $16.4 million, or 6.0%, over the prior year quarter, due to an increase in ESM maintenance revenue, partially offset by a nominal decrease in MSM maintenance revenue, as discussed below. Maintenance revenue for the nine months ended December 31, 2012 was $853.0 million, an increase of $45.6 million, or 5.6%, over the prior year period, due to an increase in ESM maintenance revenue, partially offset by a decrease in MSM maintenance revenue, as discussed below. Maintenance revenue included revenue from our SaaS offerings, which is included in our ESM segment, of $6.8 million and $2.6 million for the quarters ended December 31, 2012 and 2011, respectively, and $18.7 million and $6.0 million for the nine months ended December 31, 2012 and 2011, respectively.

ESM maintenance revenue was $164.3 million, or 56.9%, and $482.8 million, or 56.6%, of our total maintenance revenue for the quarter and nine months ended December 31, 2012, respectively, and $147.7 million, or 54.2%, and $434.5 million, or 53.8%, of our total maintenance revenue for the quarter and nine months ended December 31, 2011, respectively. ESM maintenance revenue for the quarter ended December 31, 2012 increased by $16.6 million, or 11.2%, over the prior year quarter. ESM maintenance revenue for the nine months ended December 31, 2012 increased by $48.3 million, or 11.1%, over the prior year period. These increases were attributable primarily to an expanded installed ESM customer license base and increases in SaaS subscription revenue.

MSM maintenance revenue was $124.4 million, or 43.1%, and $370.2 million, or 43.4%, of our total maintenance revenue for the quarter and nine months ended December 31, 2012, respectively, and $124.6 million, or 45.8%, and $372.9 million, or 46.2%, of our total maintenance revenue for the quarter and nine months ended December 31, 2011, respectively. MSM maintenance revenue for the quarter ended December 31, 2012 decreased by $0.2 million, or 0.2%, from the prior year quarter. MSM maintenance revenue for the nine months ended December 31, 2012 decreased by $2.7 million, or 0.7%, from the prior year period.

Deferred Maintenance Revenue

At December 31, 2012, the deferred maintenance revenue balance was $1.1 billion. Estimated future recognition from deferred maintenance revenue at December 31, 2012 is (in millions):

Remainder of fiscal 2013	$210.7
Fiscal 2014	503.4
Fiscal 2015 and thereafter	397.4

$1,111.5

Domestic vs. International Revenue

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
	2012	2011	% Change	2012	2011	% Change
	(In millions)			(In millions)
License:
Domestic	$101.0	$107.4	(6.0)%	$282.7	$314.9	(10.2)%
International	131.3	117.6	11.6%	330.4	329.3	0.3%

Total license revenue	232.3	225.0	3.2%	613.1	644.2	(4.8)%

Maintenance:
Domestic	158.0	144.6	9.3%	470.8	432.5	8.9%
International	130.7	127.7	2.3%	382.2	374.9	1.9%

Total maintenance revenue	288.7	272.3	6.0%	853.0	807.4	5.6%

Professional services:
Domestic	26.4	25.7	2.7%	77.4	77.1	0.4%
International	32.8	25.2	30.2%	89.3	78.6	13.6%

Total professional services revenue	59.2	50.9	16.3%	166.7	155.7	7.1%

Total domestic revenue	285.4	277.7	2.8%	830.9	824.5	0.8%
Total international revenue	294.8	270.5	9.0%	801.9	782.8	2.4%

Total revenue	$580.2	$548.2	5.8%	$1,632.8	$1,607.3	1.6%

We estimate that foreign currency exchange rate fluctuations caused an approximate $3 million and $19 million decrease in our international revenue for the quarter and nine months ended December 31, 2012, respectively, as compared to the respective prior year periods.

Domestic License Revenue

Domestic license revenue was $101.0 million, or 43.5%, and $282.7 million, or 46.1%, of our total license revenue for the quarter and nine months ended December 31, 2012, respectively, and $107.4 million, or 47.7%, and $314.9 million, or 48.9%, of our total license revenue for the quarter and nine months ended December 31, 2011, respectively. Domestic license revenue for the quarter ended December 31, 2012 decreased by $6.4 million, or 6.0%, from the prior year quarter, due to a $4.4 million decrease in ESM license revenue and a $2.0 million decrease in MSM license revenue. Domestic license revenue for the nine months ended December 31, 2012 decreased by $32.2 million, or 10.2%, from the prior year period, due to a $27.5 million decrease in ESM license revenue and a $4.7 million decrease in MSM license revenue.

International License Revenue

International license revenue was $131.3 million, or 56.5%, and $330.4 million, or 53.9%, of our total license revenue for the quarter and nine months ended December 31, 2012, respectively, and $117.6 million or 52.3%, and $329.3 million, or 51.1%, of our total license revenue for the quarter and nine months ended December 31, 2011, respectively.

International license revenue for the quarter ended December 31, 2012 increased by $13.7 million, or 11.6%, over the prior year quarter, due to an $11.6 million increase in MSM license revenue and a $2.1 million increase in ESM license revenue. The MSM license revenue increase was attributable primarily to increases of $13.7 million and $1.2 million in our Europe, Middle East and Africa (EMEA) and Asia Pacific markets, respectively, partially offset by a decrease of $3.1 million in our Canada market. The ESM license revenue increase was attributable primarily to an $11.4 million increase in our Asia Pacific market, partially offset by decreases of $7.4 million and $1.9 million in our EMEA and Canada markets, respectively.

International license revenue for the nine months ended December 31, 2012 increased by $1.1 million, or 0.3%, over the prior year period, due to a $14.4 million increase in MSM license revenue, partially offset by a $13.3 million decrease in ESM license revenue. The MSM license revenue increase was attributable to increases of $11.2 million, $4.5 million and $2.3 million in our EMEA, Asia Pacific and Latin America markets, respectively, partially offset by a $3.6 million decrease in our Canada market. The ESM license revenue decrease was attributable to decreases of $16.5 million, $3.1 million and $1.7 million in our EMEA, Canada and Latin America markets, respectively, partially offset by an $8.0 million increase in our Asia Pacific market.

Domestic Maintenance Revenue

Domestic maintenance revenue was $158.0 million, or 54.7%, and $470.8 million, or 55.2%, of our total maintenance revenue for the quarter and nine months ended December 31, 2012, respectively, and $144.6 million, or 53.1%, and $432.5 million, or 53.6%, of our total maintenance revenue for the quarter and nine months ended December 31, 2011, respectively. Domestic maintenance revenue for the quarter ended December 31, 2012 increased by $13.4 million, or 9.3%, over the prior year quarter, due to a $13.2 million increase in ESM maintenance revenue and a $0.2 million increase in MSM maintenance revenue. Domestic maintenance revenue for the nine months ended December 31, 2012 increased by $38.3 million, or 8.9%, over the prior year period, due to a $36.2 million increase in ESM maintenance revenue and a $2.1 million increase in MSM maintenance revenue.

International Maintenance Revenue

International maintenance revenue was $130.7 million, or 45.3%, and $382.2 million, or 44.8%, of our total maintenance revenue for the quarter and nine months ended December 31, 2012, respectively, and $127.7 million or 46.9%, and $374.9 million, or 46.4%, of our total maintenance revenue for the quarter and nine months ended December 31, 2011, respectively.

International maintenance revenue for the quarter ended December 31, 2012 increased by $3.0 million, or 2.3%, over the prior year quarter, due to a $3.4 million increase in ESM maintenance revenue, partially offset by a $0.4 million decrease in MSM maintenance revenue. The ESM maintenance revenue increase was attributable primarily to increases of $2.1 million and $1.0 million in our Asia Pacific and Canada markets, respectively.

International maintenance revenue for the nine months ended December 31, 2012 increased by $7.3 million, or 1.9%, over the prior year period, due to a $12.1 million increase in ESM maintenance revenue, partially offset by a $4.8 million decrease in MSM maintenance revenue. The ESM maintenance revenue increase was attributable primarily to increases of $5.3 million, $4.6 million and $2.7 million in our Asia Pacific, EMEA and Canada markets, respectively. The MSM maintenance revenue decrease was attributable primarily to decreases of $3.3 million and $2.4 million in our Latin America and EMEA markets, respectively.

Professional Services Revenue

Professional services revenue for the quarter ended December 31, 2012 increased by $8.3 million, or 16.3%, over the prior year quarter, which is reflective of a $7.6 million, or 30.2%, increase in international professional services revenue and a $0.7 million, or 2.7%, increase in domestic professional services revenue. This increase was attributable primarily to increases in implementation, consulting and education services revenue period over period. Professional services revenue for the nine months ended December 31, 2012 increased by $11.0 million, or 7.1%, over the prior year period, which is reflective of a $10.7 million, or 13.6%, increase in international professional services revenue and a $0.3 million, or 0.4%, increase in domestic professional services revenue. This increase was attributable primarily to increases in implementation and consulting revenue, partially offset by a decrease in education services revenue period over period.

Operating Expenses

	Quarter Ended			Nine Months Ended
	December 31,			December 31,
	2012	2011	% Change	2012	2011	% Change
	(In millions)			(In millions)
Cost of license revenue	$41.1	$38.6	6.5%	$120.8	$116.2	4.0%
Cost of maintenance revenue	51.3	46.2	11.0%	155.1	139.5	11.2%
Cost of professional services revenue	56.3	52.8	6.6%	168.5	153.4	9.8%
Selling and marketing expenses	175.8	154.1	14.1%	503.7	452.3	11.4%
Research and development expenses	41.9	38.5	8.8%	116.5	121.5	(4.1)%
General and administrative expenses	56.2	50.4	11.5%	175.1	160.0	9.4%
Amortization of intangible assets	10.0	5.8	72.4%	33.5	26.5	26.4%

Total operating expenses	$432.6	$386.4	12.0%	$1,273.2	$1,169.4	8.9%

We estimate that foreign currency exchange rate fluctuations caused an approximate $2 million and $25 million decrease in our international operating expenses for the quarter and nine months ended December 31, 2012, respectively, as compared to the respective prior year periods.

Cost of License Revenue

Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For the quarter and nine months ended December 31, 2012, cost of license revenue was $41.1 million, or 7.1%, and $120.8 million, or 7.4%, of total revenue, respectively, and 17.7% and 19.7% of license revenue, respectively. For the quarter and nine months ended December 31, 2011, cost of license revenue was $38.6 million, or 7.0%, and $116.2 million, or 7.2%, of total revenue, respectively, and 17.2% and 18.0% of license revenue, respectively.

Cost of license revenue for the quarter ended December 31, 2012 increased by $2.5 million, or 6.5%, over the prior year quarter. This increase was attributable primarily to a $5.2 million increase in the amortization of capitalized software development costs, partially offset by a $3.2 million decrease in the amortization of acquired technology. Cost of license revenue for the nine months ended December 31, 2012 increased by $4.6 million, or 4.0%, over the prior year period. This increase was attributable to a $10.6 million increase in the amortization of capitalized software development costs and a $1.8 million increase in share-based compensation expense, partially offset by a $5.7 million decrease in the amortization of acquired technology and a $2.1 million net decrease in other expenses. The increases in the amortization of capitalized software development costs are related to increases in the amount of costs capitalized in prior periods related to development activities and represented an increased investment in software development. The decreases in amortization of acquired technology were attributable to a reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized, partially offset by an increase in amortization associated with intangible assets acquired in connection with our fiscal 2012 and 2013 acquisitions.

Cost of Maintenance Revenue

Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers, as well as internal and third party infrastructure hosting and support costs associated with our SaaS offerings. For the quarter and nine months ended December 31, 2012, cost of maintenance revenue was $51.3 million, or 8.8%, and $155.1 million, or 9.5%, of total revenue, respectively, and 17.8% and 18.2% of maintenance revenue, respectively. For the quarter and nine months ended December 31, 2011, cost of maintenance revenue was $46.2 million, or 8.4%, and $139.5 million, or 8.7%, of total revenue, respectively, and 17.0% and 17.3% of maintenance revenue, respectively.

Cost of maintenance revenue for the quarter ended December 31, 2012 increased by $5.1 million, or 11.0%, over the prior year quarter. This increase was attributable to a $3.6 million increase in personnel costs and a $1.5 million net increase in other expenses.

Cost of maintenance revenue for the nine months ended December 31, 2012 increased by $15.6 million, or 11.2%, over the prior year period. This increase was attributable to a $7.8 million increase in personnel costs, a $3.3 million increase in third party SaaS hosting and support costs, a $1.3 million increase in share-based compensation expense, a $1.2 million increase in third party maintenance outsourcing costs and a $2.0 million net increase in other expenses.

Cost of Professional Services Revenue

Cost of professional services revenue consists primarily of salaries, related personnel costs and third party subcontracting fees associated with implementation, consulting and education services that we provide to our customers and the related infrastructure to support this business. For the quarter and nine months ended December 31, 2012, cost of professional services revenue was $56.3 million, or 9.7%, and $168.5 million, or 10.3%, of total revenue, respectively, and 95.1% and 101.1% of professional services revenue, respectively. For the quarter and nine months ended December 31, 2011, cost of professional services revenue was $52.8 million, or 9.6%, and $153.4 million, or 9.5%, of total revenue, respectively, and 103.7% and 98.5% of professional services revenue, respectively.

Cost of professional services revenue for the quarter ended December 31, 2012 increased by $3.5 million, or 6.6%, over the prior year quarter. This increase was attributable to a $2.3 million increase in personnel and related costs, due principally to an increase in professional services headcount, and a $1.2 million net increase in other expenses.

Cost of professional services revenue for the nine months ended December 31, 2012 increased by $15.1 million, or 9.8%, over the prior year period. This increase was attributable to a $13.2 million increase in personnel and related costs, due principally to an increase in professional services headcount, a $1.1 million increase in facilities expense and a $2.0 million net increase in other expenses, partially offset by a $1.2 million decrease in third party subcontracting fees.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarter and nine months ended December 31, 2012, selling and marketing expenses were $175.8 million, or 30.3%, and $503.7 million, or 30.8%, of total revenue, respectively. For the quarter and nine months ended December 31, 2011, selling and marketing expenses were $154.1 million, or 28.1%, and $452.3 million, or 28.1%, of total revenue, respectively.

Selling and marketing expenses for the quarter ended December 31, 2012 increased by $21.7 million, or 14.1%, over the prior year quarter. This increase was attributable to a $9.3 million increase in sales personnel and related costs, a $7.1 million increase in share-based compensation expense, both principally due to an increase in sales personnel headcount as well as sales retention efforts, a $2.7 million increase in bad debt expense, a $1.0 million increase in marketing campaign expenditures and a $1.6 million net increase in other expenses.

Selling and marketing expenses for the nine months ended December 31, 2012 increased by $51.4 million, or 11.4%, over the prior year period. This increase was attributable to a $25.0 million increase in sales personnel and related costs, a $15.9 million increase in share-based compensation expense, both principally due to an increase in sales personnel headcount as well as sales retention efforts, a $2.6 million increase in bad debt expense, a $2.5 million increase in marketing campaign expenditures, a $2.1 million increase in third party consulting fees, a $1.5 million increase in facilities expense and a $1.8 million net increase in other expenses.

Research and Development Expenses

Research and development expenses consist primarily of salaries and personnel costs and third party subcontracting fees related to software developers and development support personnel, including product management, software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For the quarter and nine months ended December 31, 2012, research and development expenses were $41.9 million, or 7.2%, and $116.5 million, or 7.1%, of total revenue, respectively. For the quarter and nine months ended December 31, 2011, research and development expenses were $38.5 million, or 7.0%, and $121.5 million, or 7.6%, of total revenue, respectively.

Research and development expenses for the quarter ended December 31, 2012 increased by $3.4 million, or 8.8%, over the prior year quarter. This increase was attributable to a $4.5 million decrease in capitalized research and development costs related to software development projects, a $1.9 million increase in share-based compensation expense, a $1.6 million increase in third party contractor fees and a $1.6 million net increase in other expenses, partially offset by a $6.2 million decrease in personnel costs.

Research and development expenses for the nine months ended December 31, 2012 decreased by $5.0 million, or 4.1%, from the prior year period. This decrease was attributable to a $15.1 million decrease in personnel costs, partially offset by a $4.6 million increase in third party contractor fees, a $2.4 million decrease in capitalized research and development costs related to software development projects, a $1.8 million increase in share-based compensation expense and a $1.3 million net increase in other expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. For the quarter and nine months ended December 31, 2012, general and administrative expenses were $56.2 million, or 9.7%, and $175.1 million, or 10.7%, of total revenue, respectively. For the quarter and nine months ended December 31, 2011, general and administrative expenses were $50.4 million, or 9.2%, and $160.0 million, or 10.0%, of total revenue, respectively.

General and administrative expenses for the quarter ended December 31, 2012 increased by $5.8 million, or 11.5%, over the prior year quarter. This increase was attributable primarily to a $4.8 million increase in personnel costs and a $2.2 million increase in professional fees, partially offset by a $1.3 million reduction in proxy contest costs.

General and administrative expenses for the nine months ended December 31, 2012 increased by $15.1 million, or 9.4%, over the prior year period. This increase was attributable to a $6.9 million increase in personnel costs, a $4.9 million increase in proxy contest costs, a $4.9 million increase in other professional fees and a $1.7 million increase in share-based compensation expense, partially offset by a $3.3 million net decrease in other expenses.

Amortization of Intangible Assets

Amortization of intangible assets consists of the amortization of customer relationships and other intangible assets recorded in connection with our business combinations. For the quarter and nine months ended December 31, 2012, amortization of intangible assets was $10.0 million and $33.5 million, respectively. For the quarter and nine months ended December 31, 2011, amortization of intangible assets was $5.8 million and $26.5 million, respectively.

Amortization of intangible assets for the quarter ended December 31, 2012 increased by $4.2 million, or 72.4%, over the prior year period. This increase was attributable primarily to an accounting correction made during the prior year quarter, related to the foreign currency impacts of certain intangible assets associated with a fiscal 2000 business combination, which had the effect of decreasing intangible asset amortization expense by $4.5 million for the quarter ended December 31, 2011.

Amortization of intangible assets for the nine months ended December 31, 2012 increased by $7.0 million, or 26.4%, over the prior year period. This increase was attributable primarily to the accounting correction recorded in the prior year period, as noted above, which had the effect of decreasing intangible asset amortization expense by $4.5 million for the nine months ended December 31, 2011. The remaining increase is due to amortization associated with intangible assets acquired in connection with our fiscal 2012 and 2013 acquisitions, partially offset by a reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized.

Other Income (Loss), Net

Other income (loss), net, consists primarily of interest earned, realized gains and losses on investments, interest expense on our outstanding borrowings and foreign currency gains and losses. Other income (loss), net, for the quarter and nine months ended December 31, 2012, was a loss of $10.6 million and $25.4 million, respectively. Other income (loss), net, for the quarter and nine months ended December 31, 2011, was a loss of $3.5 million and $9.9 million, respectively.

The change in other income (loss), net for the quarter ended December 31, 2012 was attributable primarily to an $8.2 million increase in interest expense, primarily due to the issuance of our senior unsecured notes due February 2022 and December 2022 and the execution of our unsecured term loan due November 2015 (the Term Loan), partially offset by an increase in net gains on investments of $1.6 million.

The change in other income (loss), net for the nine months ended December 31, 2012 was attributable primarily to an $18.4 million increase in interest expense, primarily due to the issuance of our senior unsecured notes due February 2022 and December 2022 and the execution of our Term Loan, partially offset by an increase in net gains on investments of $4.0 million.

Income Taxes

Income tax expense was $30.7 million and $75.9 million for the quarter and nine months ended December 31, 2012, respectively, resulting in effective tax rates of 22.4% and 22.7%, respectively. Income tax expense was $38.4 million and $97.7 million for the quarter and nine months ended December 31, 2011, respectively, resulting in effective tax rates of 24.3% and 22.8%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarter and nine months ended December 31, 2012, the overall favorable effect of foreign tax rates on our effective tax rate was 9.6% and 9.4% of pre-tax earnings, respectively. During the quarter and nine months ended December 31, 2011, the overall favorable effect of foreign tax rates on our effective tax rate was 7.3% and 8.6% of pre-tax earnings, respectively. During the nine months ended December 31, 2011, we also recorded discrete net tax benefits of $6.2 million associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 1.4% of pre-tax earnings. Our effective tax rate could fluctuate on a quarterly basis and could be adversely affected to the extent forecasted earnings for the year are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates.

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

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In millions)
Operating income:
GAAP operating income	$147.6	$161.8	$359.6	$437.9
Share-based compensation expense (1)	41.5	31.1	115.9	92.7
Amortization of intangible assets (2)	20.5	19.5	67.4	66.1
Severance, exit costs and related charges (3)	1.9	0.3	8.8	2.9
Proxy contest costs (4)	(1.3)	—	4.9	—

Non-GAAP operating income	$210.2	$212.7	$556.6	$599.6

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In millions)
Net earnings:
GAAP net earnings	$106.3	$119.9	$258.3	$330.3
Share-based compensation expense (1)	41.5	31.1	115.9	92.7
Amortization of intangible assets (2)	20.5	19.5	67.4	66.1
Severance, exit costs and related charges (3)	1.9	0.3	8.8	2.9
Proxy contest costs (4)	(1.3)	—	4.9	—
Provision for income taxes on above pre-tax non-GAAP adjustments (5)	(18.4)	(13.9)	(58.1)	(46.2)
Certain discrete tax items (6)	—	—	—	(6.2)

Non-GAAP net earnings	$150.5	$156.9	$397.2	$439.6

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Diluted earnings per share*:
GAAP diluted earnings per share	$0.70	$0.71	$1.63	$1.88
Share-based compensation expense (1)	0.27	0.18	0.73	0.53
Amortization of intangible assets (2)	0.13	0.12	0.42	0.38
Severance, exit costs and related charges (3)	0.01	—	0.06	0.02
Proxy contest costs (4)	(0.01)	—	0.03	—
Provision for income taxes on above pre-tax non-GAAP adjustments (5)	(0.12)	(0.08)	(0.37)	(0.26)
Certain discrete tax items (6)	—	—	—	(0.04)

Non-GAAP diluted earnings per share*	$0.99	$0.93	$2.50	$2.51

*	Non-GAAP diluted earnings per share is computed independently for each period presented. The sum of GAAP diluted earnings per share and non-GAAP adjustments per share may not equal non-GAAP diluted earnings per share due to rounding differences.

(1)	Share-based compensation expense. Our non-GAAP financial measures exclude the compensation expenses required to be recorded by GAAP for equity awards to employees and directors. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding expenses related to share-based compensation, because these costs are generally fixed at the time an award is granted, are then expensed over several years and generally cannot be changed or influenced by management once granted.

(2)	Amortization of intangible assets. Our non-GAAP financial measures exclude costs associated with the amortization of intangible assets, which are included in cost of license revenue and amortization of intangible assets in our condensed consolidated statements of comprehensive income. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding amortization of intangible assets, because these costs are fixed at the time of an acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management after the acquisition.
(3)	Severance, exit costs and related charges. Our non-GAAP financial measures exclude severance, exit costs and related charges, and any subsequent changes in estimates, as they relate to our corporate restructuring and exit activities. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding severance, exit costs and related charges, in order to provide comparability and consistency with historical operating results.
(4)	Proxy contest costs. During the first quarter of fiscal 2013, the Company became engaged in a proxy contest initiated by a shareholder of the Company. We recorded a charge of approximately $6.2 million for unplanned proxy contest expenses during the first quarter of fiscal 2013, consisting primarily of outside financial advisory, legal, solicitation and consulting fees. During the third quarter of fiscal 2013, we renegotiated certain of these fees and recorded a corresponding reduction to proxy contest costs. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding such costs, in order to provide comparability and consistency with historical operating results.
(5)	Provision for income taxes on above pre-tax non-GAAP adjustments. Our non-GAAP financial measures exclude the tax impact of the above pre-tax non-GAAP adjustments. This amount is calculated using the tax rates of each country to which these pre-tax non-GAAP adjustments relate. Management excludes the non-GAAP adjustments on a net-of-tax basis in evaluating our performance. Therefore, we exclude the tax impact of these charges when presenting non-GAAP financial measures.
(6)	Certain discrete tax items. Our non-GAAP financial measures exclude net tax benefits of $6.2 million for the nine months ended December 31, 2011 associated with tax authority settlements related to prior years’ tax matters. Management excludes the impact of these items in evaluating our performance. Therefore, we exclude these items when presenting non-GAAP financial measures.

Liquidity and Capital Resources

At December 31, 2012, we had $1.3 billion in cash, cash equivalents and investments, approximately 77% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $715.8 million of earnings that we have determined will be invested indefinitely in those operations. If such earnings were to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements. We also had outstanding letters of credit, performance bonds and similar instruments at December 31, 2012 of approximately $52.3 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.

At December 31, 2012 and March 31, 2012, we held auction rate securities with a par value of $21.7 million and $29.3 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $18.7 million and $26.9 million at December 31, 2012 and March 31, 2012, respectively. Our auction rate securities consist entirely of bonds issued by public agencies that are backed by student loans with at least a 97% guarantee by the federal government under the United States Department of Education’s Federal Family Education Loan Program. All of these bonds are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. We do not believe that any of the underlying issuers of these auction rate securities is presently at risk of default or that the underlying credit quality of the assets backing the auction rate security investments has been impacted by the reduced liquidity of these investments. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities using internally developed models of the expected cash flows of the securities on a discounted basis. These models incorporate assumptions about the expected cash flows of the underlying student loans discounted at an estimate of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. There were no redemptions during the quarter ended December 31, 2012. During the nine months ended December 31, 2012, issuers redeemed available-for-sale holdings of $7.6 million par value. During the quarter and nine months ended December 31, 2011, issuers redeemed available-for-sale holdings of $0.1 million and $0.5 million par value, respectively.

In June 2008, we issued $300.0 million of senior unsecured notes due June 2018. Net proceeds to us after original issuance discount and issuance costs amounted to $295.6 million. These senior notes were issued at an original issuance discount of $1.8 million and bear interest at a rate of 7.25% per annum, payable semi-annually in June and December of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 50 basis points, plus accrued and unpaid interest.

In February 2012, we issued $500.0 million of senior unsecured notes due February 2022. Net proceeds to us after original issuance discount and issuance costs amounted to $493.3 million. These senior notes were issued at an original issuance discount of $2.7 million and bear interest at a rate of 4.25% per annum, payable semi-annually in February and August of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 35 basis points, plus accrued and unpaid interest.

In November 2012, we issued $300.0 million of senior unsecured notes due December 2022. Net proceeds to us after original issuance discount and issuance costs amounted to $295.1 million. These senior notes were issued at an original issuance discount of $2.3 million and bear interest at a rate of 4.5% per annum, payable semi-annually in June and December of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 45 basis points, plus accrued and unpaid interest.

In November 2012, we entered into a $200.0 million unsecured term loan agreement, due November 2015, with an institutional lender. Net proceeds to us after issuance costs amounted to $199.6 million. The Term Loan bears interest at a variable rate equal to the one-month LIBOR plus 1.625%, based upon our current debt rating, and is payable monthly. The Term Loan may be prepaid at our option any time after the second anniversary of the closing date at the principal amount plus a 0.50% premium. We concurrently entered into an interest rate swap agreement to hedge the variability of cash interest payments due to changes in the LIBOR benchmark interest rate, fixing our interest rate at 2.033%. The interest rate swap matures in November 2015 and has periodic interest settlements, both consistent with the terms of our Term Loan. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate. At December 31, 2012, the fair value of our interest rate swap was a liability of $0.2 million and was recorded within other liabilities in our condensed consolidated balance sheets.

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of our senior unsecured notes due June 2018, or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of our senior notes due June 2018, for interest periods of one, two, three or six months. As of December 31, 2012 and through January 28, 2013, we have not borrowed any funds under the Credit Facility.

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

Our cash flows for the nine months ended December 31, 2012 and 2011 were:

	Nine Months Ended
	December 31,
	2012	2011
	(In millions)
Net cash provided by operating activities	$417.9	$587.4
Net cash used in investing activities	(187.9)	(279.1)
Net cash used in financing activities	(658.3)	(627.4)
Effect of exchange rate changes on cash and cash equivalents	(10.7)	(22.3)

Net change in cash and cash equivalents	$(439.0)	$(341.4)

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities for the nine months ended December 31, 2012 decreased by $169.5 million from the prior year period, attributable primarily to a decrease in net income and the net impact of working capital changes.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2012 decreased by $91.2 million from the prior year period. This decrease was attributable primarily to a decrease in cash paid for acquisitions and increases in proceeds from maturities and sales of investments, partially offset by an increase in purchases of investments.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2012 increased by $30.9 million over the prior year period, attributable primarily to an increase in purchases of common stock, including accelerated share repurchase, partially offset by an increase in proceeds from borrowings.

Treasury Stock Purchases

Our Board of Directors has authorized a total of $6.0 billion to repurchase common stock under a common stock repurchase program, including a new $1 billion stock repurchase authorization approved in October 2012. On November 23, 2012, we entered into an accelerated share repurchase agreement (the ASR) to repurchase $750 million of our common stock under this program. Under the terms of the ASR, we paid $750 million to a financial institution and initially received 13.1 million shares of common stock, or 70% of the number of shares to be repurchased if such shares were repurchased at a price equal to the closing price of our common stock on November 23, 2012. The specific number of shares that we will ultimately repurchase under the ASR will be based generally on the daily discounted volume-weighted average share price of our common stock during the repurchase period, subject to other adjustments pursuant to the terms and conditions of the ASR. The ASR contemplates that the repurchase period will last no longer than approximately seven months from the execution of the agreement. At the completion of the repurchase period, we may be entitled to receive additional shares of our common stock from the financial institution or, under certain circumstances specified in the ASR, we may be required to deliver shares or make a cash payment (at our option) to the financial institution. Under the terms of the ASR, the maximum number of shares that could be delivered is 25.0 million.

The fair market value of the 13.1 million shares initially delivered was approximately $525.0 million and was included in treasury stock, reducing the weighted average number of basic and diluted common shares used to calculate EPS. The remaining $225.0 million was included in additional paid-in capital (APIC) and will be reclassified from APIC to treasury stock upon final settlement of the ASR. As of December 31, 2012, based on the daily discounted volume-weighted average price of our common stock since the effective date of the ASR, the financial institution would be required to deliver 5.6 million shares to us for the $225.0 million portion of the ASR that has not yet been settled. These shares were not included in the calculation of diluted weighted average common shares outstanding during the period because their effect was anti-dilutive.

During the quarter and nine months ended December 31, 2012, we repurchased a total of 14.3 million and 22.6 million shares, respectively, valued at $575.0 million and $925.0 million, respectively, under the Board authorizations. At December 31, 2012, approximately $700.2 million remains authorized in the stock repurchase program, which does not have an expiration date. During the quarter and nine months ended December 31, 2012, we repurchased 0.4 million and 0.9 million shares, respectively, for $18.1 million and $38.1 million, respectively, to satisfy employee tax withholding obligations upon the vesting of share-based awards.

The repurchase of stock will continue to be funded primarily with existing cash as well as cash generated from domestic operations and, therefore, affects our overall domestic versus international liquidity balances. See PART II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds below for a monthly detail of treasury stock purchases for the quarter ended December 31, 2012.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, share-based compensation, goodwill and intangible assets, valuation of investments and accounting for income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended March 31, 2012 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the nine months ended December 31, 2012.

New Accounting Pronouncements Not Yet Adopted

In December 2011, the Financial Accounting Standards Board issued guidance requiring new disclosures regarding balance sheet offsetting. This guidance requires entities to disclose the gross amounts of certain recognized financial assets and liabilities, to reconcile these amounts to the net positions recognized in the balance sheet and to provide qualitative disclosures about the rights of offset relating to these financial assets and liabilities. This new disclosure guidance is effective for us beginning with our first quarter of fiscal 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations, the impact of changes in interest rates on our investments and long-term borrowings and changes in market prices of our debt and equity securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign currency exchange rate risk management strategy or our portfolio management strategy subsequent to March 31, 2012. However, in November 2012, we entered into an unsecured term loan agreement with variable-rate interest payments. In order to minimize the increased interest rate risk exposure, we entered into an interest rate swap agreement to hedge the variability of the cash interest payments. Overall, the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our Annual Report on Form 10-K for the year ended March 31, 2012.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended March 31, 2012 other than the update included below.

Our business could be negatively affected as a result of actions of shareholders.

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. In connection with our 2012 Annual Meeting of Stockholders, we were engaged in a contested election with an activist shareholder for seats on the Board of Directors, which ultimately resulted in a settlement. Future proxy contests, if any, could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our bookings, revenue, earnings and operating cash flows could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Total Dollar Value of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
October 1—31, 2012	1,104,699	$42.09	1,034,483	$43,492,979	$1,456,767,133
November 1—30, 2012	13,385,210	$40.21	13,222,958	531,543,642	$700,223,491
December 1—31, 2012	205,685	$40.76	—	—	$700,223,491

Total	14,695,594	$40.36	14,257,441	$575,036,621	$700,223,491

(1)	Includes 438,153 shares of our common stock withheld by us to satisfy employee tax withholding obligations.

(2)	Our Board of Directors has authorized a total of $6.0 billion to repurchase common stock under a common stock repurchase program, including a new $1 billion stock repurchase authorization approved in October 2012. On November 23, 2012, we entered into an accelerated share repurchase agreement to repurchase $750 million of our common stock under this program, and initially received 13.1 million shares of common stock, valued at $525.0 million. At December 31, 2012, approximately $700.2 million remains authorized for repurchase, after consideration of the $750 million paid under the accelerated share repurchase agreement, and the program does not have an expiration date.

Item 6. Exhibits

(a) Exhibits.

10.41	Accelerated Share Repurchase Agreement dated November 23, 2012.

31.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.

January 28, 2013	By:	/s/ ROBERT E. BEAUCHAMP
Robert E. Beauchamp
Chairman of the Board, President and Chief Executive Officer

January 28, 2013	By:	/s/ STEPHEN B. SOLCHER
Stephen B. Solcher
Senior Vice President and Chief Financial Officer

Exhibits

INDEX

10.41	Accelerated Share Repurchase Agreement dated November 23, 2012.

31.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.