Form 10-K
period 2013-03-31
BMC SOFTWARE INC
filed 2013-05-09
CIK 835729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,429,383,000 at September 30, 2012 based upon the closing sale price of the Common Stock on the NASDAQ Stock Market reported on such date.

As of May 6, 2013, there were 143,973,000 outstanding shares of Common Stock, par value $.01, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to its 2013 Annual Stockholders Meeting, to be filed subsequently, are incorporated by reference into Part III.

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

Numara, Numara Software, and the Numara Software logo are the exclusive properties of Numara Software, Inc. or its affiliates or subsidiaries, are registered with the U.S. Patent and Trademark Office, and may be registered or pending registration in other countries. All other Numara trademarks, service marks, and logos may be registered or pending registration in the U.S. or in other countries. All other trademarks or registered trademarks are the property of their respective owners.

ITIL® is a registered trademark of the Cabinet Office.

IT Infrastructure Library® is a registered trademark of the Cabinet Office.

DB2, IMS and IBM are trademarks or registered trademarks of International Business Machines Corporation in the United States, other countries or both.

Oracle and Java are registered trademarks of Oracle and/or its affiliates. Other names may be trademarks of their respective owners.

PART I

ITEM 1. Business

Overview

BMC Software, Inc. (collectively, we, us, our, the Company or BMC) is one of the world’s largest software companies. We provide IT management solutions for large, mid-sized and small enterprises and public sector organizations around the world. Our extensive portfolio of IT management software solutions simplifies and automates the management of IT processes, mainframe, distributed, virtualized and cloud computing environments, as well as applications and databases. We also provide our customers with maintenance and support services for our products and assist customers with software implementation, integration, IT process and organizational transformation and education services. We were organized as a Texas corporation in 1980 and were reincorporated in Delaware in July 1988. Our principal corporate offices are located at 2101 CityWest Boulevard, Houston, Texas 77042-2827. Our main telephone number is (713) 918-8800, and our primary internet address is http://www.bmc.com. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings and all related amendments are available free of charge at http://investors.bmc.com. We post all of our SEC documents to our website as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. Our corporate governance guidelines and the charters of the Board of Directors committees are also available at http://www.bmc.com, as is our Code of Conduct, as amended from time to time. Printed copies of each of these documents are available to stockholders upon request by contacting our investor relations department at (800) 841-2031 ext. 4525 or via email at investor@bmc.com.

Merger Agreement

On May 6, 2013, BMC entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which it will be acquired by Boxer Parent Company Inc. (Parent), a Delaware corporation formed by affiliates of investment funds advised by Bain Capital, LLC, Golden Gate Private Equity, Inc. and Insight Venture Management, LLC, and an entity affiliated with GIC Special Investments Pte Ltd (together, the Sponsors), through a merger of a wholly-owned subsidiary of Parent with and into the Company (the Merger). The Merger Agreement provides that, subject to the terms and conditions thereof, at the effective time of the Merger (the Effective Time), each outstanding share of common stock of the Company, other than certain excluded shares, will cease to be outstanding and will be converted into the right to receive $46.25 in cash, without interest (the Merger Consideration).

BMC’s stockholders will be asked to vote on the adoption of the Merger Agreement at a special stockholders meeting that will be held on a date to be announced. The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of common stock of the Company (the Company Stockholder Approval). Consummation of the Merger is not subject to a financing condition, but is subject to a condition that the Company has a specified amount of cash available in the United States on the date of closing and certain customary conditions.

Parent has obtained equity financing and debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses, which, together with certain cash of BMC, will be sufficient for such purposes. The obligations of the lenders to provide debt financing under the debt commitments are subject to a number of customary conditions.

BMC has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (1) to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time, (2) not to engage in certain types of transactions during this period unless agreed to by Parent, (3) to convene and hold a meeting of its stockholders for the purpose of obtaining the Company Stockholder Approval and (4) subject to certain exceptions, not to withhold, withdraw or modify in a manner adverse to Parent the recommendation of the Board that the Company’s stockholders approve the adoption of the Merger Agreement.

The Merger Agreement provides that, during the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. (New York time) on June 5, 2013 (the Go-Shop Period End Date), the Company and its subsidiaries and their respective representatives may solicit, initiate and encourage any alternative acquisition proposals from third parties, provide nonpublic information to such third parties and participate in discussions and negotiations with such third parties regarding alternative acquisition proposals.

The Merger Agreement contains certain termination rights for the Company and Parent, including the right of the Company to terminate the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement) and for either party to terminate the Merger Agreement if the Merger is not consummated by November 6, 2013, which date will be extended to February 6, 2014 in the event that on November 6, 2013, all conditions to the closing of the Merger have been satisfied or waived other than the antitrust and governmental approvals.

Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on May 6, 2013.

Strategy

Our strategy is to be the leader in providing IT management solutions that simplify and automate complex IT functions and processes in order to improve IT efficiency and value. We believe that by helping our customers run their IT organizations smarter, faster and more intelligently, their businesses will thrive. Our solutions and services help businesses address key Chief Information Officer (CIO) initiatives such as cloud computing, mobility, the consumerization of IT and IT transformation.

Responding to the needs of IT executives to optimize costs, increase business competitive advantage, improve service quality, manage risk and provide greater transparency, we provide solutions that enable IT to consumerize the front end of IT, while industrializing the back end. Our approach resonates powerfully with large enterprise customers and results in substantial savings and value created through improved IT operational efficiency, consistent service delivery and the ability to rapidly address changing business needs. We have developed our solutions so that they can be deployed at once as a full, comprehensive solution or over time as a series of modules. To accomplish this, we provide integrated products and solutions (see the Solutions and Products section below). Our offerings represent continued innovation from internal development, strategic acquisitions and by partnering with leading technology providers. We are committed to further enhancing our solutions in order to help our customers better manage IT complexity across diverse infrastructures and processes. We are also committed to providing customer choice by delivering our products and solutions through a combination of methods, including on-premise delivery and software-as-a-service (SaaS).

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

Our recently released BMC MyIT solution enables corporate IT departments to give employees personalized control over the delivery of the IT services and information they need from multiple devices.

To help clients, we offer education and consulting services that include both industry best practices and our own best practices and are delivered through a comprehensive methodology that is focused on customer value realization. We provide services that assist our customers in defining, implementing and operating our solutions, including technology, process and organizational assessment, design and transformation services. Our solutions support best practices, including those found in IT Infrastructure Library (ITIL), the most widely adopted IT-related best practices framework, and we provide ITIL education and certification to customers and partners through our professional services organization.

As part of our strategy, we also differentiate our approach by supporting mainframe environments. A substantial portion of the world’s most valuable computer data resides on mainframes. Our ability to integrate the mainframe into a heterogeneous IT management system offers significant benefits to financial services, telecommunications, transportation and other industries. Mainframes remain important to our larger enterprise customers as they continue to be one of the most cost effective and scalable platforms for IT service delivery.

With the acquisition of Numara Software Holdings, Inc. (Numara) in February 2012, we extended the power and benefits of BMC solutions to mid-sized and small business organizations. Anchored by Numara’s IT service management and IT asset management solutions, BMC can position our network automation, discovery and dependency mapping and end user experience management solutions to meet the IT management needs of organizations of this size. Our strategy reflects the belief that one-size IT management offerings do not meet all customer needs, and BMC is committed to providing tailored solutions that address specific market requirements, including the need for ease of use and rapid time to value that is paramount to mid-sized and small business IT organizations.

Solutions and Products

During fiscal 2013, we were organized into two primary business units, Enterprise Service Management (ESM) and Mainframe Service Management (MSM). Beginning in the first quarter of fiscal 2013, we refined our ESM business unit to include two separate segments, ESM-Solutions and ESM-Services, consistent with the manner in which business segment performance is being assessed internally for evaluating performance and making resource allocation decisions. For financial information related to these segments, see Note 13 to the accompanying consolidated financial statements.

During fiscal 2013, our ESM business unit consisted of the following solution suites and related professional services:

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

•

BMC BladeLogic Automation — Our solution suite in this area manages IT functions and processes such as provisioning, configuration change and compliance automation for servers, networks, applications and databases. Our solutions help IT departments manage increasing complexity and support rapidly changing business needs, and include our Cloud Lifecycle Management solutions which are now in use by some of the world’s largest public sector organizations and commercial enterprises, including service providers and telecommunications companies. This market segment continues to attract significant customer interest due to the pervasive need for organizations to automate manually-intensive and time-consuming processes in order to achieve greater operational efficiency. The application release process management technology from our September 2011 acquisition of StreamStep, Inc. is included in this solution area. In August, 2012 we acquired VaraLogix, Inc., an application release automation provider. With this acquisition, BMC has expanded its portfolio to make it easier for IT to more quickly and efficiently deliver cutting-edge applications.

•

BMC Remedy IT Service Management, BMC Remedy OnDemand and BMC RemedyForce — Our on-premise and SaaS offerings in this area manage IT functions and processes such as the service desk, incident management, service request management, problem management, asset management, service level management, change and release management and identity management. These solutions, built around BMC’s market-leading Remedy brand and related intellectual property, manage and improve IT service as perceived by business end users. They drive improvements in efficiency through application of best practices (such as ITIL) and drive down costs by helping end users solve their own problems, reducing the number of calls to the service desk and tracking the status of IT requests. In this area, we also offer solutions to manage various business functions in IT such as financial planning and budgeting, demand and resource management, supplier management, service cost management and IT controls. In fiscal 2013, we demonstrated our continued growth as a SaaS solution provider and had over 600 SaaS customers at March 31, 2013. The mobile IT management capabilities from our June 2011 acquisition of Aeroprise, Inc. are included in this solution area. In addition, we consummated two acquisitions in fiscal 2012 that work with the Remedy product lines. Abydos Limited, acquired in April 2012, provided a drag-and-drop process design technology for Remedy workflows. my-eService, Inc., acquired in October 2012, provided virtual agent support technology for the Remedy product lines.

•

BMC FootPrints and BMC Track-It! — Addressing the IT service management and IT asset management needs of mid-sized and small business organizations, we offer solutions designed specifically to address the functionality, ease of use and rapid time-to-value requirements of these market segments. With a broad range of capabilities comparable to that of our enterprise Remedy offerings, BMC is positioned to provide the broadest range of solutions in this area to help IT organizations evolve their capabilities as they grow in size or complexity. These solutions were added to our portfolio through our February 2012 acquisition of Numara.

•

BMC Atrium — Our BMC Atrium offering provides a family of shared foundational technologies in each of our enterprise solution suites that unifies information and processes from disparate management tools and also discovers, models, visualizes and assigns priorities to business services. It includes our BMC Atrium CMDB, a widely implemented and industry-leading CMDB. Our BMC Atrium offering also includes comprehensive discovery and dependency mapping, process and task workflow orchestration, service level management, dashboard and analytic reporting and service catalog products and capabilities.

•

ESM-Services — Our professional services organization consists of a worldwide team of experienced software and education consultants who provide implementation, integration, IT process, organizational design, process re-engineering and education services related to our products and the IT functions and processes they help to manage. By easing the implementation of our products, these services help our customers realize value more quickly and sustainably. By improving the overall customer experience, we believe that these services also drive future software license transactions with customers.

During fiscal 2013, our MSM business unit consisted of solutions that address IT requirements for mainframe data and performance management, middleware management and enterprise workload automation. These solutions, many of which are integrated with the BMC Atrium CMDB, help our customers consistently meet service objectives while lowering the cost of mainframe, middleware and workload operations by: (i) increasing the availability of their critical business applications; (ii) reducing their hardware resource requirements; (iii) managing ever increasing data, transaction and task volumes with the same or reduced number of staff and (iv) mitigating the risk and cost associated with regulatory compliance issues facing mainframe, middleware and workload automation organizations. Our MSM solutions were organized into two areas:

•

Data and Performance Management — Our mainframe data and performance management solutions ensure the availability and reliability of the business critical data, applications and systems that support mission critical business processes for many of the largest companies worldwide. These solutions help customers optimize the performance, facilitate the administration and enhance the recoverability of the corporate data housed in IBM®’s DB2® and IMS™ databases. Our MainView product line delivers business-centric systems management, intelligent optimization and capacity management for an extensive array of mainframe infrastructure components. Our MainView AutoOperator products enable automation of comprehensive monitoring, problem diagnosis and resolution through real-time execution of pre-defined tasks. The MainView architecture facilitates seamless integration of the entire product line for faster problem resolution. The solutions acquired in our December 2011 acquisition of I/O Concepts Software Corporation are included in this solution area. BMC Middleware Management helps our customers improve the management of the application middleware layer and related application transactions. Tight integration of these offerings with BMC Atrium ensures the mainframe is managed in accordance with business service priorities.

•

Enterprise Workload Automation — Our Control-M product line provides a comprehensive set of features which enable data centers to automate their increasingly complex workloads and mission critical business processes. This product line orchestrates and optimizes dispersed and disparate management processes across multiple locations, platforms and applications, and provides the capabilities to centrally monitor and manage workload elements required to support the batch portion of the organization’s business services across physical, virtual and cloud computing environments. Our Control-M Output Management solution automates the difficult task of managing the life cycle of mainframe output reports with capabilities which include report decollation, distribution, bundling, viewing, archival and deletion.

Sales and Marketing

We market and sell our products in most major world markets directly through our sales force and indirectly through channel partners including resellers, distributors, original equipment manufacturers (OEMs), alliance partners and systems integrators. Our sales force also includes an inside sales division that provides a channel for additional sales to existing customers and the expansion of our customer base.

International Operations

We are a global company that conducts sales, sales support, professional services, product development and support, marketing and product distribution services from numerous international offices. In addition to our sales offices located in major economic centers around the world, we also conduct development activities in the United States, India and Israel, as well as in small offices in other locations. Our product manufacturing and distribution operations are based in Houston, Texas, and Dublin, Ireland. We regularly seek out opportunities to efficiently expand our operations in international locations that offer highly talented resources as a way to maximize our global competitiveness.

Software Licenses

We license our software under both perpetual and term license models for customer on-premise use. Under perpetual license arrangements, our customers receive the perpetual license right to use our software in conjunction with related maintenance and support services that are generally purchased on an annual or multi-year basis. Under term license arrangements, our customers receive license rights to use our software along with bundled maintenance and support services for the term of the contract. The majority of our contracts provide customers with the right to use one or more of our products up to a specific license capacity. Capacity can be measured in many ways, including mainframe computing capacity, number of servers, number of users or number of gigabytes, among others. Certain of our enterprise license agreements stipulate that customers can exceed pre-determined base capacity levels, in which case additional fees are specified in the license agreement. Such fees are typically paid on an annual basis in the form of an incremental “true-up” payment. In the absence of such an arrangement, customers are not entitled to exceed the capacity levels in the original license rights.

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

License revenue comprised 38.1%, 40.4% and 41.8% of our total revenue in fiscal 2013, 2012 and 2011, respectively. For a discussion of our revenue recognition policies and the impact of our licensing models on revenue, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Revenue Recognition and Note 1 to the accompanying consolidated financial statements.

Maintenance and Support Services

Maintenance and support enrollment entitles software license customers to technical support services, including telephone and internet support and problem resolution services, and the right to receive unspecified product upgrades, maintenance releases and patches released during the term of the support period on a when-and-if-available basis. Maintenance and support service fees are an important source of recurring revenue, and we invest significant resources in providing maintenance and support services. Revenue from maintenance and support services comprised 51.7%, 49.8% and 49.6% of our total revenue in fiscal 2013, 2012 and 2011, respectively.

Software-as-a-Service

We also provide on-demand SaaS offerings for certain of our products. These offerings, the first of which we introduced to the market in late fiscal 2010, provide management solutions through a hosted service rather than a traditional on-premise license model and allow our customers to obtain the benefits of these solutions with reduced infrastructure and setup requirements and faster deployment. These offerings are sold as either annual or multi-year subscriptions with pricing generally based on the number of users. We also offer customer on-boarding and other related services for these offerings. SaaS subscription revenue is recorded within maintenance revenue in our consolidated financial statements and to date has not represented a significant percentage of our total revenue. Revenue from our SaaS offerings was $27.9 million and $9.7 million in fiscal 2013 and 2012, respectively, and was a nominal amount in fiscal 2011.

Professional Services

Our professional services group consists of a worldwide team of experienced software and education consultants who provide implementation, integration, IT process, organizational design, process re-engineering and education services related to our products. By easing the implementation of our products, these services help our customers accelerate the time-to-value. By improving the overall customer experience, we believe that these services also drive future software license transactions with customers. Revenue from professional services comprised 10.2%, 9.8% and 8.6% of our total revenue in fiscal 2013, 2012 and 2011, respectively.

Research and Development

We conduct research and development activities in various locations throughout the world. During fiscal 2013, 2012 and 2011, we incurred research and development expenses of $174.6 million, $165.2 million and $181.6 million, respectively. These costs relate primarily to personnel and related costs incurred to conduct product development activities. Although we develop many of our products internally, we may acquire technology through business combinations or through licensing from third parties when appropriate. Our expenditures on research and development activities during the last three fiscal years are further discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses.

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

Competition

The enterprise management software business is highly competitive. Both our ESM and MSM businesses compete against a number of enterprises, including large vendors who compete with us at a strategic solution level and across multiple product lines as well as smaller, niche companies who compete against individual products of ours. Our largest competitors are International Business Machines Corporation (IBM), CA, Inc. (CA) and Hewlett-Packard Company (HP). There are also more than 50 smaller companies that we consider to be directly competitive with one or more of our software solutions. Some of these companies have substantially larger operations than ours in the specific markets in which we compete. In addition, the software industry is experiencing continued consolidation which may change both the number of and specific companies with which we compete.

Customers

Our solutions are used by some of the largest, most demanding IT organizations in the world. The Company’s customer base includes more than 24,000 companies, representing 100% of the Forbes Global 100.

Our software products are widely deployed by IT departments across a broad range of industries, businesses and applications worldwide. Our most significant customers include banks and financial service providers, government agencies and other service providers. Our customer base also includes major telecommunication companies, manufacturers, educational institutions, retailers, distributors, hospitals and other industries, as well as channel partners including resellers, distributors and systems integrators.

Our ten largest customers comprised 20% or less of our total revenue in each of fiscal 2013, 2012 and 2011. No single customer accounted for a material portion of our revenue during any of the past three fiscal years.

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

Employees

At March 31, 2013, we had approximately 6,700 full-time employees.

ITEM 1A. Risk Factors

We operate in a dynamic environment that involves numerous risks and uncertainties. The following section describes some of the risks that may adversely affect our business, financial condition, operating results and cash flows; these are not necessarily listed in terms of their importance or level of risk.

The announcement and pendency of our proposed Merger could adversely affect our business, financial results and operations.

The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations, regardless of whether the Merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed transaction. We could also potentially lose customers or suppliers, new customer or supplier contracts could be delayed or decreased and we may have difficulty in hiring new key employees. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.

We are also subject to restrictions, without the consent of Parent, on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.

Failure to complete the proposed Merger could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the Merger will occur. Consummation of the Merger is subject to various conditions, including the adoption of the Merger Agreement by the holders of a majority of our outstanding shares of common stock, and certain other conditions, including, among other things, the absence of laws or judgments prohibiting or restraining the Merger and the receipt of certain regulatory approvals. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of the board of directors of the Company or a termination of the Merger Agreement by the Company to enter into an agreement for a superior proposal, as defined in the Merger Agreement. If the Merger is not consummated, and there are no other parties willing and able to acquire us at a price of $46.25 per share or higher and on other terms acceptable to us, our stock price will likely decline as our stock has recently traded at prices based on speculation regarding a potential acquisition of the Company and more recently based on the proposed per share price for the Merger. Additionally, our costs of accessing funds in the debt and capital markets may continue for some period to be higher than before execution of the Merger Agreement as a result of credit rating downgrades that could occur after the announcement of the transaction. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. Many of the fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to consummate the Merger. A failed transaction may result in negative publicity and a negative impression of us in the investment community. If the Merger Agreement is not adopted by our stockholders, or if the Merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected. Upon termination of the Merger Agreement by the Company or Parent under specified conditions, our remedy may be limited to receipt of a termination fee of $420 million from Parent, and under some circumstances, we would not be entitled to receive any termination fee. The occurrence of any of these events individually or in combination could have a material adverse impact on our results of operations and our stock price.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.

The Merger Agreement contains provisions that restrict our ability to entertain a third party proposal to acquire us. These provisions include the general prohibition after the Go-Shop Period End Date on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, and the requirement that we pay a termination fee of $210 million (which amount is reduced to $140 million under specified conditions) if the Merger Agreement is terminated in specified circumstances. These provisions might discourage an otherwise-interested third party from considering or proposing to acquire us, even one that may be deemed of greater value than the proposed Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

If the Merger is not completed or we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.

If the Merger is not completed, the Board of Directors will review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure, returning capital to stockholders, seeking a minority investment from a strategic or financial partner or attempting to implement a sale to either a financial or strategic buyer. These alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed Merger, our ability to consummate any such alternative transaction, the valuation assigned to our business in any such alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other variables which may adversely affect our operations.

Weakened economic conditions and uncertainty could adversely affect our operating results.

Our overall performance depends in part on worldwide economic conditions. As a result of continued sluggishness of major global economies, the United States and other key international regions continue to experience significant economic and financial market uncertainty, including concerns over sovereign debt levels, uncertainty about certain governments’ ability to repay such debt or address certain fiscal issues (such as the “sequestration” in the United States), significant unemployment, volatility in commodity prices and levels of inflation. The severity or length of time these economic and financial market concerns may persist is unknown. During challenging and uncertain economic times as well as periods of financial market instability and tight credit markets, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted or difficult if customers institute additional internal approvals for software purchases or require more negotiation of contract terms and conditions. These economic conditions could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable or delayed payments, slower adoption of new technologies and increased price competition. In addition, deterioration of the global credit markets could adversely impact our ability to complete sales of our solutions and services, including maintenance and support renewals, or the value of our financial assets. Any of these events would likely harm our business, financial condition, operating results and cash flows.

We may announce lower than expected revenue, bookings, earnings or operating cash flows due to inaccurate forecasts of sales or other trends in our business. If we fail to meet the expectations of analysts or investors, our stock price could decline substantially.

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

Our cloud and SaaS offerings bring new business and operational risks.

We have introduced multiple new products and technology initiatives to provide systems management solutions in the emerging area of cloud computing. We include in this category our SaaS offerings. Our SaaS offerings provide our customers with existing and new software management through a hosted service as opposed to traditional software deployments. There can be no assurance that SaaS revenue will be significant in the future despite our levels of investment. There is a risk that our SaaS offerings may reduce demand for licenses and maintenance of our traditional software products which could impact our revenue. Additionally, margins associated with our SaaS offerings are generally lower than margins associated with our on-premise solutions. Our customers may not renew their subscriptions after the expiration of their subscription agreements and in fact, some customers elect not to do so. In addition, our customers may opt for a lower-priced edition of our offerings or for fewer subscriptions. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services and their ability to continue their operations and spending levels. If we experience a decline in the renewal rates for our customers or they opt for lower-priced editions of our offerings or fewer subscriptions, our operating results may be adversely impacted. There is also a risk that our internal development and customer support teams could find it difficult or costly to support both traditional software installed by customers and software delivered as a service. To the extent that our new SaaS offerings are defective or there are disruptions to our services, demand for our SaaS offerings could diminish and we could be subject to substantial liability. In addition, interruptions or delays in service from our third party service delivery hosts could impair the delivery of our services and harm our business. If we or our third party service delivery hosts experience security breaches and unauthorized access is obtained to a customer’s data or our data, our services may be perceived as not being secure, customers may curtail or stop using our services and we may incur significant legal and financial exposure and liabilities.

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

Certain of our software products contain components developed and maintained by third party software vendors. We expect that we may have to incorporate software from third party vendors in our future products. We also incorporate open source software in certain of our software products. We may not be able to replace the functionality provided by the third party or open source software currently offered with our products if that software becomes obsolete, defective, non-compliant with third party patent restrictions or incompatible with future versions of our products or is not adequately maintained or updated, or if our relationship with the third party vendor terminates. In addition, we must carefully monitor and manage our use of, and compliance with the licensing requirements of, open source software. Any significant interruption in the availability of these third party software products on commercially acceptable terms, defects in these products, non-compliance with third party patent restrictions or our inability to comply with the licensing terms of either third party commercial software or open source software could delay development of future products or enhancement of future products and could have a material adverse effect on our business, financial condition, operating results and cash flows.

Future product development is dependent on adequate research and development resources.

In order to remain competitive, we must continue to develop new products and enhancements to our existing products. This is particularly true as we further expand our cloud and SaaS offerings and capabilities. Maintaining adequate research and development resources to meet the demands of the market is essential, and failure to do so could present an advantage to our competitors. If we are unable to develop products due to certain constraints, such as high employee turnover, lack of management ability or a lack of other development resources, including through third party outsourcing firms, our competitiveness could be harmed.

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

From time to time, we make significant changes in the organizational structure and compensation plans of our sales organizations, which may increase the risk of sales personnel turnover. To the extent that we experience turnover within our direct sales force or sales management, there is a risk that the productivity of our sales force would be negatively impacted which could lead to revenue declines. Turnover within our sales force can cause disruption in sales cycles leading to delay or loss of business. In addition, it can take time to implement new sales management plans and to effectively recruit and train new sales representatives. We review and modify our compensation plans for the sales organization periodically and will be modifying our sales compensation plans for fiscal 2014. Changes to our sales compensation plans could make it difficult for us to attract and retain top sales talent.

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

We rely on a combination of copyrights, patents, trademarks, trade secrets, confidentiality procedures and contractual procedures to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to misappropriate, copy or pirate certain portions of our products or to reverse engineer or obtain and use technology or other information that we regard as proprietary. Also, there can be no assurance that our intellectual property rights would survive a legal challenge as to their validity or provide significant protection for us, and any such legal actions could become costly. In addition, the laws or practices of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our proprietary technology against unauthorized third party copying or use, which could adversely affect our competitive position and revenue.

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

We are a global company that conducts sales, sales support, professional services, product development and support, marketing and product distribution services from numerous offices throughout the world. We are subject to a variety of risks and challenges in managing an organization operating in various countries, including:

•	difficulties in staffing and managing international operations, including compliance with local labor and employment laws;

•	non-compliance with our code of conduct or other corporate policies;

•	longer payment cycles;

•	increased financial accounting and reporting burdens and complexities;

•	adverse tax consequences;

•	adverse impact of inflation;

•	changes in foreign currency exchange rates;

•	restrictions on our ability to access cash in foreign jurisdictions;

•	impact from volatile or sluggish local economies or global macroeconomic conditions;

•	loss of proprietary information, including intellectual property, due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	the need to localize our products;

•	lack of appropriate local infrastructure to carry out operations;

•	political unrest, war or terrorism, particularly in areas in which we have employees and facilities;

•	potential vulnerability to computer system, internet or other systemic attacks, such as denial of service, viruses or other malware which may be caused by criminals, terrorists or other sophisticated organizations;

•	compliance with a wide variety of complex laws, regulations and treaties including unexpected changes in (or new) legislative or regulatory requirements, early termination of contracts with government agencies, audits, investigations, sanctions or penalties;

•	licenses, tariffs and other trade barriers; and

•	natural disaster, disease or other extraordinary events impacting business continuity.

U.S. and international laws and regulations that apply to our global operations are complex and increase our cost of doing business. U.S. laws and regulations applicable to our international operations include the Foreign Corrupt Practices Act and export control laws. International laws and regulations include local laws which also prohibit bribery, including commercial bribery (including the UK Bribery Act), and corrupt payments to governmental officials, as well as labor relations laws, tax laws, anti-competition regulations, import and trade restrictions and export requirements. Additionally, our operations are subject to complex laws, rules and regulations relating to the collection, use and protection of data, and new laws in this area have been passed by several jurisdictions, while other jurisdictions are considering imposing additional restrictions. We have adopted and implemented policies and procedures designed to promote compliance with U.S. laws and the laws of the jurisdictions in which we operate. Violations of these laws and regulations could result in criminal or civil fines against us, our officers or our employees; restrictions on the conduct of our business; harm to our brand or reputation; and delays in potential acquisitions. Such violations could result in penalties and other restrictions that may, under certain circumstances, materially and adversely impact our operating results and financial condition.

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

In addition, we continually focus on improving our cost structure. We have been hiring personnel and engaging third party outsourcing firms in countries where advanced technical expertise is available at lower costs, and we frequently utilize contract labor for short-term needs. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure. We may also experience increased competition for employees in these countries as the trend toward globalization continues which may affect our employee retention efforts, increase our dependence on third party outsourcing firms and contract labor and/or increase our expenses in an effort to offer a competitive compensation program for full-time employees.

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

Our IT systems and related software applications are integral to our business. We rely on controls and systems to ensure data integrity of critical business information and proper operation of our systems and networks. Lack of data integrity could create inaccuracies and hinder our ability to perform meaningful business analysis and make informed business decisions. Despite network security, disaster recovery and systems management measures in place, we may encounter unexpected general systems outages or failures that may affect our ability to conduct research and development, provide maintenance and support of our products, manage our contractual arrangements, accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our financial statements. Additionally, these unexpected systems outages or failures may require additional personnel and financial resources, disrupt our business or cause delays in the reporting of our financial results. We may also be required to modify, enhance, upgrade or implement new systems, procedures and controls to reflect changes in our business or technological advancements, which could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources. We also outsource certain IT-related functions to third parties that are responsible for maintaining their own network security, disaster recovery and systems management procedures. If we, or our third party IT vendors, fail to manage our IT systems and related software applications effectively, it could adversely affect our business operations, operating results and cash flows.

Cyber attacks on our networks and actual or perceived security vulnerabilities in our products and services could have an adverse impact on our business and results of operations.

Increasingly, companies are subject to a wide variety of cyber attacks on their systems and networks on an ongoing basis. In the course of our regular business operations and providing maintenance support services to our customers, we process and transmit proprietary information and sensitive or confidential data, including personal information of employees, customers and others. Computer programmers and hackers may be able to penetrate our network security and misappropriate, copy or pirate our confidential information or that of third parties, create system disruptions or cause interruptions or shutdowns of our internal systems and services. A number of websites have been subject to denial of service attacks, where a website is bombarded with information requests eventually causing the website to overload, resulting in a delay or disruption of service. Also, there is a growing trend of advanced persistent threats being launched by organized and coordinated groups against corporate networks to breach security for malicious purposes. If successful, any of these events could damage our computer systems or those of our customers and could disrupt or prevent us from providing timely maintenance and support for our products.

Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers and may impede our sales, manufacturing, distribution and other critical functions. Security risks for us will also increase as we continue to grow our cloud-based offerings and services, especially in customer sectors involving particularly sensitive data.

We have outsourced a number of our business functions to third party vendors, and our business operations also depend, in part, on the success of these third parties’ own cyber security measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data.

Breaches in security could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, resulting in potential regulatory actions, litigation and potential liability for us, as well as the loss of existing or potential customers and damage to our brand and reputation.

If we are unable to effectively execute our plan to streamline operations and successfully execute our announced workforce reductions, our financial results could be adversely affected.

In March 2013, we committed to workforce reductions as a result of a company-wide operational review to streamline our operations and reallocate resources to strategic areas of our business. This initiative is expected to be substantially completed in the first half of fiscal 2014. The implementation of this initiative is subject to compliance with all applicable legal obligations.

The changes to our business may be disruptive and we may not be able to implement these workforce reductions in various geographies as planned, resulting in possible changes in the size and components of the expected costs and charges. Furthermore, additional non-severance charges may also result from the Company’s operational review and we may not be able to realize the market opportunities that we believe are available to us in the areas of our strategic focus. The workforce reductions and reallocation of resources could have adverse effects on employee morale, and could have a negative impact on sales and marketing strategies and reduce our future revenues and projections. Accordingly, our activities to streamline our operations, including any related charges and the impact of the related headcount reductions, could have a material adverse effect on our financial condition, operating results and cash flows.

Our debt service obligations may adversely affect our cash flow.

At March 31, 2013, we had $1.3 billion of outstanding long-term borrowings. Although we expect that our existing cash and cash equivalents as well as cash generated from operations will be sufficient to meet ongoing cash requirements, our indebtedness could have adverse impacts to our business, financial condition, operating results and cash flows including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a portion of our cash flow from operations to service our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures, acquisitions and other general corporate purposes; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our long-term borrowings. If our credit ratings are downgraded or other negative action is taken, the interest rate payable by us could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

Our business could be negatively affected as a result of actions of shareholders.

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase shareholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. In connection with our 2012 Annual Meeting of Stockholders, we were engaged in a contested election with an activist shareholder for seats on the Board of Directors, which ultimately resulted in a settlement. Future proxy contests, if any, could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our bookings, revenue, earnings and operating cash flows could be adversely affected.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our headquarters are located in Houston, Texas. We also maintain software development and sales organizations in various locations around the world where we lease the necessary facilities. A summary of our principal leased properties in use at March 31, 2013 is as follows:

Location	Approximate Area (sq. ft.)	Lease Expiration
Houston, Texas	570,000	June 30, 2021
Pune, India	162,000	September 30, 2014
Austin, Texas	106,000	December 31, 2013
San Jose, California	80,000	May 31, 2019
Tel Aviv, Israel	42,000	July 9, 2022
Pune, India	41,000	November 30, 2016
Egham, United Kingdom	40,000	April 21, 2019
Tampa, Florida	37,000	April 30, 2018
Lexington, Massachusetts	32,000	February 28, 2018
Tel Hai, Israel	30,000	October 31, 2014
McLean, Virginia	28,000	November 30, 2013
Bangalore, India	28,000	November 30, 2014

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

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Stock Market and trades under the symbol BMC. On May 6, 2013, there were 525 holders of record of our common stock.

The following table sets forth the high and low intra-day sales prices per share of our common stock for the periods indicated:

	Price Range of
	Common Stock
	High	Low
FISCAL 2013
Fourth Quarter	$47.98	$39.46
Third Quarter	$45.00	$38.04
Second Quarter	$44.20	$35.48
First Quarter	$45.70	$38.11

FISCAL 2012
Fourth Quarter	$40.38	$31.62
Third Quarter	$41.05	$32.19
Second Quarter	$56.55	$37.19
First Quarter	$56.16	$48.46

We have never declared or paid dividends to BMC Software stockholders. We do not currently intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings otherwise available for cash dividends on our common stock for use in our operations, for acquisitions and for common stock repurchases. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among BMC Software, Inc., the S&P 500 Index

and the S&P Systems Software Index

*	$100 invested on March 31, 2008 in stock or index, including reinvestment of dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Total Dollar Value of Shares Purchased as Part of a Publicly Announced Program (2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Program (2)
January 1—31, 2013	11,123	$40.80	—	$—	$700,223,491
February 1—28, 2013	123,848	$41.55	—	—	$700,223,491
March 1—31, 2013	35,586	$42.12	—	—	$700,223,491

Quarterly Total	170,557	$41.62	—	$—	$700,223,491

Fiscal 2013 Total	23,727,106	$40.89	22,650,992	$924,994,166	$700,223,491

(1)	Includes 170,557 and 1,076,114 shares of our common stock withheld by us to satisfy employee tax withholding obligations during the quarter and year ended March 31, 2013, respectively.

(2)	Our Board of Directors has authorized a total of $6.0 billion to repurchase common stock under a common stock repurchase program, including a new $1.0 billion stock repurchase authorization approved in October 2012. On November 23, 2012, we entered into an accelerated share repurchase agreement to repurchase $750.0 million of our common stock under this program, and initially received 13.1 million shares of common stock, valued at $525.0 million. The agreement contemplates that the remaining shares will be settled no later than approximately seven months from the execution of the agreement. At March 31, 2013, approximately $700.2 million remains authorized for repurchase, after consideration of the $750.0 million paid under the accelerated share repurchase agreement, and the program does not have an expiration date.

Information regarding our equity compensation plans at March 31, 2013 is incorporated by reference into Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6. Selected Financial Data

The following selected consolidated financial data presented for, and at the end of, each of the years in the five-year period ended March 31, 2013 are derived from our consolidated financial statements. The following business combinations during the five-year period ended March 31, 2013 were accounted for under the acquisition method of accounting, and accordingly, the financial results of these acquired businesses have been included in our financial results below from the indicated acquisition dates:

•	My-eService, Inc. in September 2012;

•	VaraLogix, Inc. in August 2012;

•	Abydos Limited in April 2012;

•	Numara Software Holdings, Inc. in February 2012;

•	I/O Concepts Software Corporation in December 2011;

•	StreamStep, Inc. in September 2011;

•	Neon Enterprise Software, LLC’s portfolio of IMS solution software in June 2011;

•	Aeroprise, Inc. in June 2011;

•	Coradiant Inc. in April 2011;

•	GridApp Systems, Inc. in November 2010;

•	the software business of Neptuny S.r.l. in October 2010;

•	Phurnace Software, Inc. in December 2009;

•	Tideway Systems Limited in October 2009;

•	MQSoftware, Inc. in August 2009; and

•	BladeLogic, Inc. (BladeLogic) in April 2008.

The operating results for fiscal 2013, 2012, 2011, 2010 and 2009 below include severance, exit costs and other restructuring charges of $36.0 million, $10.8 million, $14.3 million, $3.0 million and $33.5 million, respectively. During fiscal 2013, we recorded charges of approximately $4.9 million for unplanned proxy contest expenses. During fiscal 2012, 2011 and 2010, we recorded net tax benefits of approximately $6.2 million, $57.2 million and $30.0 million, respectively, associated with tax authority settlements related to prior years’ tax matters. During fiscal 2009, we wrote off acquired in-process research and development (IPR&D) of $50.3 million in connection with our acquisition of BladeLogic, and we recorded $6.8 million of tax expense associated with an intercompany transfer of the IPR&D.

The selected consolidated financial data should be read in conjunction with the consolidated financial statements at March 31, 2013 and 2012, and for each of the three years in the period ended March 31, 2013, the accompanying notes and the report of the independent registered public accounting firm thereon, which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2013	2012	2011	2010	2009
	(In millions, except per share data)
Statement of Operations Data:
Total revenue	$2,201.4	$2,172.0	$2,065.3	$1,911.2	$1,871.9
Operating income	$465.4	$543.9	$532.8	$506.1	$367.8
Net earnings	$331.0	$401.0	$456.2	$406.1	$238.1

Basic earnings per share	$2.17	$2.36	$2.55	$2.21	$1.27

Diluted earnings per share	$2.13	$2.32	$2.50	$2.17	$1.25

Shares used in computing basic earnings per share	152.7	169.9	178.7	183.1	187.1

Shares used in computing diluted earnings per share	155.7	172.8	182.4	186.8	190.2

	At March 31,
	2013	2012	2011	2010	2009
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$1,379.2	$1,496.9	$1,660.9	$1,368.6	$1,023.3
Investments	202.7	138.7	95.6	127.9	145.9
Working capital	692.3	771.2	877.1	561.2	239.4
Total assets	4,720.3	4,845.8	4,485.4	4,137.6	3,697.5
Long-term borrowings	1,306.0	821.6	335.6	340.9	313.6
Deferred revenue	1,975.3	1,993.9	1,955.5	1,823.1	1,787.9
Stockholders’ equity	818.5	1,445.8	1,662.9	1,387.7	1,048.5

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

As discussed in Item 1. Business – Merger Agreement, on May 6, 2013, BMC entered into an Agreement and Plan of Merger with an entity formed by affiliates of investment funds advised by Bain Capital, LLC, Golden Gate Private Equity, Inc. and Insight Venture Management, LLC, and an entity affiliated with GIC Special Investments Pte Ltd.

Overview

A summary of select operating metrics for the year ended March 31, 2013 is as follows:

•	Total bookings, which represent the contract value of transactions closed and recorded, were $2,182.8 million, essentially flat as compared to fiscal 2012. During fiscal 2012, one large transaction generated total bookings of over $100 million, principally related to our MSM business.

•	Total license bookings were $841.8 million, representing a decrease of $40.6 million, or 4.6%, from fiscal 2012. During fiscal 2013, we closed 142 transactions with license values over $1 million (with total license bookings of $447.7 million) compared with 158 transactions with license values over $1 million (with total license bookings of $480.0 million) in fiscal 2012.

•	Within our ESM-Solutions segment, where we evaluate performance on the basis of license bookings, total license bookings decreased by $6.3 million, or 1.2%, from fiscal 2012. This decrease was principally due to the impact of foreign currency exchange rate changes which contributed to an approximate $6 million, or 1%, reduction in ESM license bookings for the fiscal year.

•	Within our MSM segment, where we evaluate performance based on total and annualized bookings, total bookings for the trailing twelve months ended March 31, 2013 decreased by $63.7 million, or 7.1%, and on an annualized basis, after normalizing for contract length, increased by $13.2 million, or 5.0%, as compared to the prior year period. Over the trailing 36 months ended March 31, 2013, total MSM bookings increased by $18.1 million or 0.7%, and annualized bookings, after normalizing for contract length, were relatively flat as compared to the prior period.

•	Total revenue was $2,201.4 million, representing an increase of $29.4 million, or 1.4%, over fiscal 2012. This increase was reflective of maintenance and professional services revenue increases of $58.7 million, or 5.4%, and $10.0 million, or 4.7%, respectively, partially offset by a decrease in license revenue of $39.3 million, or 4.5%. On a segment basis, total ESM-Solutions revenue increased by $7.4 million, or 0.7%, total ESM-Services revenue increased by $10.0 million, or 4.7%, and total MSM revenue increased by $12.0 million, or 1.4%, over fiscal 2012.

•	Operating income was $465.4 million, representing a decrease of $78.5 million, or 14.4%, from fiscal 2012. This decrease was attributable primarily to the impact of increased sales and other compensation expense as well as severance, exit costs and other restructuring charges incurred as a result of our fiscal 2013 operational review. Non-GAAP operating income was $740.6 million, representing a decrease of $39.0 million, or 5.0%, from fiscal 2012.

•	Net earnings were $331.0 million, representing a decrease of $70.0 million, or 17.5%, from fiscal 2012. Non-GAAP net earnings were $524.4 million, representing a decrease of $37.7 million, or 6.7%, from fiscal 2012.

•	Diluted earnings per share was $2.13, representing a decrease of $0.19, or 8.2%, from fiscal 2012. Non-GAAP diluted earnings per share was $3.37, representing an increase of $0.12, or 3.7%, over fiscal 2012.

•	Cash flows from operations were $765.1 million, representing a decrease of $35.2 million, or 4.4%, from fiscal 2012. We closed out the year with a solid balance sheet at March 31, 2013, including $1.6 billion in cash, cash equivalents and investments and $2.0 billion in deferred revenue.

During the fourth quarter of fiscal 2013, we conducted a company-wide operational review to streamline our operations and reallocate resources to strategic areas of our business. As a result of this operational review, we recorded a $19.9 million charge for severance and related costs associated with workforce reductions in business unit and corporate functions across geographies in which we operate, as well as an asset impairment charge of $7.5 million related to certain capitalized development projects that are being discontinued. We estimate that an additional charge of up to $18 million for severance and related costs will be incurred in the first half of fiscal 2014, at which time this initiative will be substantially complete. While we estimate that the above workforce reductions will result in fiscal 2014 operating expense savings, we anticipate that these expense reductions will be substantially offset in fiscal 2014 by incremental personnel-related expenses, mostly due to headcount growth in other strategic areas of our business.

We continue to invest in our technology leadership, including in the areas of cloud computing and SaaS. In addition to our ongoing product development efforts, we consummated multiple strategic acquisitions in our ESM segment during fiscal 2013 for aggregate purchase consideration of $19.5 million. Our acquisitions included Abydos Limited, a provider of workflow management solutions, VaraLogix, Inc., an application release automation provider, and my-eService, Inc., a provider of self-service IT support solutions.

We also continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. In October 2012, our Board of Directors approved a new $1.0 billion stock repurchase program, and in November 2012 we entered into an accelerated share repurchase agreement to repurchase $750.0 million of our common stock under this program. Initial shares received under this repurchase agreement were 13.1 million, for a total value of $525.0 million. The agreement contemplates that the remaining shares will be settled no later than approximately seven months from the execution of the agreement. During fiscal 2013, we repurchased approximately 22.7 million shares for a total value of $925.0 million.

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

Fiscal 2013 Acquisitions

During fiscal 2013, we completed the acquisitions of Abydos Limited, a provider of workflow management solutions, VaraLogix, Inc., an application release automation provider, and my-eService, Inc., a provider of self-service IT support solutions, for total combined purchase consideration of $19.5 million.

Fiscal 2012 Acquisitions

During fiscal 2012, we completed the acquisitions of Numara Software Holdings, Inc., a provider of integrated IT service management solutions for mid-sized and small companies, for total purchase consideration of $304.1 million, and Coradiant Inc., a global provider of end-to-end performance management of web applications, for total purchase consideration of $130.0 million. Additionally, we completed the acquisitions of Aeroprise, Inc., a provider of mobile IT service management solutions, Neon Enterprise Software, LLC’s IMS software portfolio, StreamStep, Inc., a provider of application release process management solutions, and I/O Concepts Software Corporation, a provider of mainframe management and security solutions, for total combined purchase consideration of $38.1 million.

Fiscal 2011 Acquisitions

During fiscal 2011, we completed the acquisition of the software business of Neptuny S.r.l., a provider of continuous capacity optimization software, and the acquisition of GridApp Systems, Inc., a provider of comprehensive database provisioning, patching and administration software, for total combined purchase consideration of $51.5 million.

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

	Percentage of Total Revenue for the Year Ended March 31,
	2013	2012	2011
Revenue:
License	38.1%	40.4%	41.8%
Maintenance	51.7%	49.8%	49.6%
Professional services	10.2%	9.8%	8.6%
Total revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of license revenue	7.2%	7.3%	6.3%
Cost of maintenance revenue	9.5%	9.1%	8.2%
Cost of professional services revenue	10.2%	9.8%	9.0%
Selling and marketing expenses	31.2%	29.2%	29.6%
Research and development expenses	7.9%	7.6%	8.8%
General and administrative expenses	10.8%	10.0%	10.7%
Amortization of intangible assets	2.0%	1.9%	1.6%
Total operating expenses	78.9%	75.0%	74.2%
Operating income	21.1%	25.0%	25.8%
Other expense, net	(1.7)%	(0.6)%	(0.1)%
Earnings before income taxes	19.4%	24.4%	25.7%
Provision for income taxes	4.4%	5.9%	3.6%
Net earnings	15.0%	18.5%	22.1%

Revenue

The following table provides information regarding software license and software maintenance revenue for fiscal 2013, 2012 and 2011.

				Percentage Change
				2013	2012
	Year Ended March 31,			Compared to 2012	Compared to 2011
Software License Revenue	2013	2012	2011
	(In millions)
Enterprise Service Management	$490.5	$543.3	$550.9	(9.7)%	(1.4)%
Mainframe Service Management	348.0	334.5	313.6	4.0%	6.7%

Total software license revenue	$838.5	$877.8	$864.5	(4.5)%	1.5%

				Percentage Change
				2013	2012
	Year Ended March 31,			Compared to	Compared to
Software Maintenance Revenue	2013	2012	2011	2012	2011
	(In millions)
Enterprise Service Management	$645.2	$585.0	$551.5	10.3%	6.1%
Mainframe Service Management	493.9	495.4	472.7	(0.3)%	4.8%

Total software maintenance revenue	$1,139.1	$1,080.4	$1,024.2	5.4%	5.5%

				Percentage Change
				2013	2012
	Year Ended March 31,			Compared to	Compared to
Total Software Revenue	2013	2012	2011	2012	2011
	(In millions)
Enterprise Service Management	$1,135.7	$1,128.3	$1,102.4	0.7%	2.3%
Mainframe Service Management	841.9	829.9	786.3	1.4%	5.5%

Total software revenue	$1,977.6	$1,958.2	$1,888.7	1.0%	3.7%

Software License Revenue

License revenue in fiscal 2013 was $838.5 million, a decrease of $39.3 million, or 4.5%, from fiscal 2012. This decrease was attributable to a decrease in ESM license revenue, partially offset by an increase in MSM license revenue, as further discussed below. Recognition of license revenue that was deferred in prior periods decreased $19.6 million in fiscal 2013 as compared to fiscal 2012. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 54% in fiscal 2013, consistent with fiscal 2012.

License revenue in fiscal 2012 was $877.8 million, an increase of $13.3 million, or 1.5%, over fiscal 2011. This increase was attributable to an increase in MSM license revenue, partially offset by a decrease in ESM license revenue, as further discussed below. Recognition of license revenue that was deferred in prior periods increased by $9.7 million in fiscal 2012 as compared to fiscal 2011. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 54% in fiscal 2012 as compared to 51% in fiscal 2011.

ESM license revenue was $490.5 million, or 58.5%, $543.3 million, or 61.9%, and $550.9 million, or 63.7%, of our total license revenue for fiscal 2013, 2012 and 2011, respectively. ESM license revenue in fiscal 2013 decreased by $52.8 million, or 9.7%, from fiscal 2012, due to a $31.3 million decrease in the amount of upfront license revenue recognized in connection with new transactions and a $21.5 million decrease in the recognition of previously deferred license revenue. The decrease in upfront license revenue recognized in fiscal 2013 was attributable to a decrease in license transaction bookings along with a lower percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms. ESM license revenue in fiscal 2012 decreased by $7.6 million, or 1.4%, from fiscal 2011, due to a $13.4 million decrease in the recognition of previously deferred license revenue, partially offset by a $5.8 million increase in the amount of upfront license revenue recognized in connection with new transactions. The increase in upfront license revenue recognized was attributable to a higher percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms, partially offset by a decrease in license transaction bookings.

MSM license revenue was $348.0 million, or 41.5%, $334.5 million, or 38.1%, and $313.6 million, or 36.3%, of our total license revenue for fiscal 2013, 2012 and 2011, respectively. MSM license revenue in fiscal 2013 increased by $13.5 million, or 4.0%, over fiscal 2012, due to an $11.6 million increase in the amount of upfront license revenue recognized in connection with new transactions and a $1.9 million increase in the recognition of previously deferred license revenue. The increase in upfront license revenue recognized was attributable to an increase in the percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms, partially offset by a decrease in license transaction bookings. MSM license revenue in fiscal 2012 increased by $20.9 million, or 6.7%, over fiscal 2011, due to a $23.1 million increase in the recognition of previously deferred license revenue, partially offset by a $2.2 million decrease in the amount of upfront license revenue recognized in connection with new transactions. The decrease in upfront license revenue recognized was attributable to decrease in the percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms, partially offset by an increase in license transaction bookings.

For fiscal 2013, 2012 and 2011, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Year Ended March 31,
	2013	2012	2011
	(In millions)
Deferrals of license revenue	$390.9	$410.4	$454.1
Recognition from deferred license revenue	(384.9)	(404.5)	(394.8)
Impact of foreign currency exchange rate changes	(2.7)	(1.3)	2.6

Net increase in deferred license revenue	$3.3	$4.6	$61.9

Deferred license revenue balance at end of period	$694.0	$690.7	$686.1

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

Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized from the deferred revenue balance in each future quarter is generally predictable. At March 31, 2013, the deferred license revenue balance was $694.0 million. Estimated future recognition from deferred license revenue at March 31, 2013 is (in millions):

Fiscal 2014	$319.6
Fiscal 2015	182.2
Fiscal 2016 and thereafter	192.2

$694.0

Software Maintenance Revenue

Maintenance revenue in fiscal 2013 was $1,139.1 million, an increase of $58.7 million, or 5.4% over fiscal 2012, due to an increase in ESM maintenance revenue, partially offset by a decrease in MSM maintenance revenue, as discussed below. Maintenance revenue in fiscal 2012 was $1,080.4 million, an increase of $56.2 million, or 5.5% over fiscal 2011, due to increases in maintenance revenue in both our ESM and MSM segments, as discussed below. Maintenance revenue for fiscal 2013 and 2012 included $27.9 million and $9.7 million, respectively, of revenue from our SaaS offerings, which is included in our ESM segment. Maintenance revenue from our SaaS offerings was a nominal amount in fiscal 2011.

ESM maintenance revenue was $645.2 million, or 56.6%, $585.0 million, or 54.1%, and $551.5 million, or 53.8%, of our total maintenance revenue for fiscal 2013, 2012 and 2011, respectively. ESM maintenance revenue in fiscal 2013 increased by $60.2 million, or 10.3%, over fiscal 2012. ESM maintenance revenue in fiscal 2012 increased by $33.5 million, or 6.1%, over fiscal 2011. These year over year increases were attributable primarily to the expansion of our installed ESM customer license base, including the impact from acquisitions, and increases in SaaS subscription revenue.

MSM maintenance revenue was $493.9 million, or 43.4%, $495.4 million, or 45.9%, and $472.7 million, or 46.2%, of our total maintenance revenue for fiscal 2013, 2012 and 2011, respectively. MSM maintenance revenue in fiscal 2013 decreased by $1.5 million, or 0.3%, from fiscal 2012. MSM maintenance revenue in fiscal 2012 increased by $22.7 million, or 4.8%, over fiscal 2011, due to the expansion of our installed MSM customer license base and increased capacities of the installed base.

At March 31, 2013, the deferred maintenance revenue balance was $1.2 billion. Estimated future recognition from deferred maintenance revenue at March 31, 2013 is (in millions):

Fiscal 2014	$686.5
Fiscal 2015	299.2
Fiscal 2016 and thereafter	260.9

$1,246.6

Domestic vs. International Revenue

				Percentage Change
				2013	2012
	Year Ended March 31,			Compared to	Compared to
	2013	2012	2011	2012	2011
	(In millions)
License:
Domestic	$397.4	$412.5	$420.4	(3.7)%	(1.9)%
International	441.1	465.3	444.1	(5.2)%	4.8%

Total license revenue	838.5	877.8	864.5	(4.5)%	1.5%

Maintenance:
Domestic	627.9	581.7	556.8	7.9%	4.5%
International	511.2	498.7	467.4	2.5%	6.7%

Total maintenance revenue	1,139.1	1,080.4	1,024.2	5.4%	5.5%

Professional services:
Domestic	103.3	103.6	85.9	(0.3)%	20.6%
International	120.5	110.2	90.7	9.3%	21.5%

Total professional services revenue	223.8	213.8	176.6	4.7%	21.1%

Total domestic revenue	1,128.6	1,097.8	1,063.1	2.8%	3.3%
Total international revenue	1,072.8	1,074.2	1,002.2	(0.1)%	7.2%

Total revenue	$2,201.4	$2,172.0	$2,065.3	1.4%	5.2%

We estimate that foreign currency exchange rate fluctuations caused an approximate $25 million decrease and an approximate $11 million increase in our international revenue for fiscal 2013 and fiscal 2012, respectively, as compared to the prior year.

Domestic License Revenue

Domestic license revenue was $397.4 million, or 47.4%, $412.5 million, or 47.0%, and $420.4 million, or 48.6%, of our total license revenue for fiscal 2013, 2012 and 2011, respectively. Domestic license revenue in fiscal 2013 decreased by $15.1 million, or 3.7%, from fiscal 2012, due to a $15.6 million decrease in ESM license revenue, partially offset by a nominal increase in MSM license revenue. Domestic license revenue in fiscal 2012 decreased by $7.9 million, or 1.9%, from fiscal 2011, due to a $9.2 million decrease in ESM license revenue, partially offset by a $1.3 million increase in MSM license revenue.

International License Revenue

International license revenue was $441.1 million, or 52.6%, $465.3 million, or 53.0%, and $444.1 million, or 51.4%, of our total license revenue for fiscal 2013, 2012 and 2011, respectively.

International license revenue in fiscal 2013 decreased by $24.2 million, or 5.2%, from fiscal 2012, due to a $37.3 million decrease in ESM license revenue, partially offset by a $13.1 million increase in MSM license revenue. The ESM license revenue decrease was attributable to decreases of $20.8 million, $11.0 million and $9.0 million in our Europe, Middle East and Africa (EMEA), Canada and Latin America markets, respectively, partially offset by a $3.5 million increase in our Asia Pacific market. The MSM license revenue increase was attributable primarily to increases of $10.6 million and $5.8 million in our EMEA and Asia Pacific markets, respectively, partially offset by a $3.8 million decrease in our Canada market.

International license revenue in fiscal 2012 increased by $21.2 million, or 4.8%, over fiscal 2011, due to a $1.6 million increase in ESM license revenue and a $19.6 million increase in MSM license revenue. The ESM license revenue increase was attributable to increases of $7.7 million, $7.2 million and $5.5 million in our Latin America, Asia Pacific and Canada markets, respectively, partially offset by an $18.8 million decrease in our EMEA market. The MSM license revenue increase was attributable to increases of $12.7 million, $11.6 million and $2.4 million in our EMEA, Latin America and Asia Pacific markets, respectively, partially offset by a $7.1 million decrease in our Canada market.

Domestic Maintenance Revenue

Domestic maintenance revenue was $627.9 million, or 55.1%, $581.7 million, or 53.8%, and $556.8 million, or 54.4%, of our total maintenance revenue for fiscal 2013, 2012 and 2011, respectively. Domestic maintenance revenue in fiscal 2013 increased by $46.2 million, or 7.9%, over fiscal 2012, due to a $44.0 million increase in ESM maintenance revenue and a $2.2 million increase in MSM maintenance revenue. Domestic maintenance revenue in fiscal 2012 increased by $24.9 million, or 4.5%, over fiscal 2011, due to a $19.0 million increase in ESM maintenance revenue and a $5.9 million increase in MSM maintenance revenue.

International Maintenance Revenue

International maintenance revenue was $511.2 million, or 44.9%, $498.7 million, or 46.2%, and $467.4 million, or 45.6%, of our total maintenance revenue for fiscal 2013, 2012 and 2011, respectively.

International maintenance revenue in fiscal 2013 increased by $12.5 million, or 2.5%, over fiscal 2012, due to a $16.1 million increase in ESM maintenance revenue, partially offset by a $3.6 million decrease in MSM maintenance revenue. The ESM maintenance revenue increase was attributable primarily to increases of $6.6 million, $6.5 million and $3.2 million in our EMEA, Asia Pacific and Canada markets, respectively. The MSM maintenance revenue decrease was attributable primarily to decreases of $2.6 million and $2.1 million in our EMEA and Latin America markets, respectively, partially offset by a $1.1 million increase in our Asia Pacific market.

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

Professional Services Revenue

Professional services revenue in fiscal 2013 increased by $10.0 million, or 4.7%, over fiscal 2012, which is reflective of a $10.3 million, or 9.3%, increase in international professional services revenue, partially offset by a nominal decrease in domestic professional services revenue. The overall increase is attributable primarily to increases in implementation and consulting revenue, including increased demand for cloud implementations, partially offset by a decrease in education services revenue period over period.

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

Operating Expenses

				Percentage Change
				2013	2012
	Year Ended March 31,			Compared to	Compared to
	2013	2012	2011	2012	2011
	(In millions)
Cost of license revenue	$159.6	$158.4	$129.8	0.8%	22.0%
Cost of maintenance revenue	208.4	198.5	169.4	5.0%	17.2%
Cost of professional services revenue	224.0	212.0	186.0	5.7%	14.0%
Selling and marketing expenses	686.9	634.0	611.4	8.3%	3.7%
Research and development expenses	174.6	165.2	181.6	5.7%	(9.0)%
General and administrative expenses	238.7	217.9	220.7	9.5%	(1.3)%
Amortization of intangible assets	43.8	42.1	33.6	4.0%	25.3%

Total operating expenses	$1,736.0	$1,628.1	$1,532.5	6.6%	6.2%

We estimate that the effect of foreign currency exchange rate fluctuations on our international operating expenses resulted in an approximate $27 million reduction in fiscal 2013 operating expenses as compared to fiscal 2012 and an approximate $14 million increase in fiscal 2012 operating expenses as compared to fiscal 2011.

Cost of License Revenue

Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For fiscal 2013, 2012 and 2011, cost of license revenue was $159.6 million, or 7.2%, $158.4 million, or 7.3%, and $129.8 million, or 6.3%, of total revenue, respectively, and 19.0%, 18.0% and 15.0% of license revenue, respectively.

Cost of license revenue in fiscal 2013 increased by $1.2 million, or 0.8%, over fiscal 2012. This increase was attributable primarily to a $14.9 million increase in the amortization of capitalized software development costs, partially offset by a $12.5 million decrease in the amortization of acquired technology. The increase in the amortization of capitalized software development costs is related to the increase in the amount of costs capitalized in prior periods related to development activities and represents an increased investment in software development. The decrease in amortization of acquired technology is attributable to a reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized, partially offset by an increase in amortization associated with intangible assets acquired in connection with our fiscal 2012 and 2013 acquisitions.

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

Cost of Maintenance Revenue

Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers, as well as internal and third party infrastructure hosting and support costs associated with our SaaS offerings. For fiscal 2013, 2012 and 2011, cost of maintenance revenue was $208.4 million, or 9.5%, $198.5 million, or 9.1%, and $169.4 million, or 8.2%, of total revenue, respectively, and 18.3%, 18.4% and 16.5% of maintenance revenue, respectively.

Cost of maintenance revenue in fiscal 2013 increased by $9.9 million, or 5.0%, over fiscal 2012. This increase was attributable to a $5.9 million increase in personnel costs, a $4.1 million increase in third party SaaS hosting and support costs, a $1.9 million increase in third party maintenance outsourcing costs, a $1.3 million increase in share-based compensation expense and a $1.0 million net increase in other expenses, partially offset by a $4.3 million decrease related to the early exit of a long-term service contract during fiscal 2012.

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

Cost of Professional Services Revenue

Cost of professional services revenue consists primarily of salaries, related personnel costs and third party subcontracting fees associated with implementation, consulting and education services that we provide to our customers and the related infrastructure to support this business. For fiscal 2013, 2012 and 2011, cost of professional services revenue was $224.0 million, or 10.2%, $212.0 million, or 9.8%, and $186.0 million, or 9.0%, of total revenue, respectively, and 100.1%, 99.2% and 105.3% of professional services revenue, respectively.

Cost of professional services revenue in fiscal 2013 increased by $12.0 million, or 5.7%, over fiscal 2012. This increase was attributable to a $14.3 million increase in personnel and related costs, due principally to an increase in professional services headcount, a $1.5 million increase in facilities expense and a $2.5 million net increase in other expenses, partially offset by a $6.3 million decrease in third party subcontracting fees.

Cost of professional services revenue in fiscal 2012 increased by $26.0 million, or 14.0%, over fiscal 2011. This increase was attributable primarily to a $19.7 million increase in personnel and related costs and a $5.7 million increase in third party subcontracting fees, commensurate with increases in professional services revenue.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For fiscal 2013, 2012 and 2011, selling and marketing expenses were $686.9 million, or 31.2%, $634.0 million, or 29.2%, and $611.4 million, or 29.6%, of total revenue, respectively.

Selling and marketing expenses in fiscal 2013 increased by $52.9 million, or 8.3%, over fiscal 2012. This increase was attributable primarily to an $18.7 million increase in sales personnel and related costs and a $15.2 million increase in share-based compensation expense, both principally due to an increase in sales retention efforts, a $6.4 million increase in severance expense associated with a workforce reduction, a $5.6 million increase in third party consulting fees, a $3.3 million increase in marketing campaign expenditures, a $2.1 million increase in facilities expense and a $2.0 million increase in bad debt expense.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries and related personnel costs and third party subcontracting fees related to software developers and development support personnel, including product management, software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For fiscal 2013, 2012 and 2011, research and development expenses were $174.6 million, or 7.9%, $165.2 million, or 7.6%, and $181.6 million, or 8.8%, of total revenue, respectively.

Research and development expenses in fiscal 2013 increased by $9.4 million, or 5.7%, over fiscal 2012. This increase was attributable to a $9.6 million increase in severance expense associated with a workforce reduction, a $7.5 million asset impairment related to certain capitalized development projects that are being discontinued, a $5.5 million increase in third party contractor fees, a $2.9 million decrease in capitalized research and development costs related to software development projects and a $2.1 million increase in facilities expense, partially offset by a $17.2 million decrease in personnel costs and a $1.0 million net decrease in other expenses.

Research and development expenses in fiscal 2012 decreased by $16.4 million, or 9.0%, from fiscal 2011. This decrease was attributable to a $19.8 million increase in capitalized research and development costs related to software development projects, due to the scope and timing of several key future product releases, a $1.8 million decrease in equipment expense, a $1.7 million decrease in facilities expenses and a $3.1 million net decrease in other expenses, partially offset by a $7.2 million increase in personnel and related costs and a $2.8 million increase in share-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. During fiscal 2013, 2012 and 2011, general and administrative expenses were $238.7 million, or 10.8%, $217.9 million, or 10.0%, and $220.7 million, or 10.7%, of total revenue, respectively.

General and administrative expenses in fiscal 2013 increased by $20.8 million, or 9.5%, over fiscal 2012. This increase was attributable primarily to a $6.6 million increase in personnel costs, a $6.1 million increase in other professional fees, a $4.9 million increase in proxy contest costs, a $2.7 million increase in severance expense associated with a workforce reduction and a $1.0 million increase in share-based compensation expense.

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

Amortization of Intangible Assets

Amortization of intangible assets consists of the amortization of customer relationships and other intangible assets recorded in connection with our business combinations. During fiscal 2013, 2012 and 2011, amortization of intangible assets was $43.8 million, $42.1 million and $33.6 million, respectively.

Amortization of intangible assets in fiscal 2013 increased by $1.7 million, or 4.0%, over fiscal 2012 primarily due to the prior year accounting correction discussed below. Excluding the effect of this correction, amortization of intangible assets decreased by $2.8 million, due to a reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized, partially offset by amortization associated with intangible assets acquired in connection with our fiscal 2012 and 2013 acquisitions.

Amortization of intangible assets in fiscal 2012 increased by $8.5 million, or 25.3%, over fiscal 2011. This increase was attributable primarily to amortization associated with intangible assets acquired in connection with our fiscal 2011 and 2012 acquisitions. This increase was partially offset by an accounting correction made during fiscal 2012, related to the foreign currency impacts of certain intangible assets associated with a fiscal 2000 business combination, which had the effect of decreasing intangible asset amortization expense by $4.5 million for fiscal 2012.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest earned, realized gains and losses on investments, interest expense on our outstanding borrowings and foreign currency gains and losses. Other income (expense), net, for fiscal 2013, 2012 and 2011 consisted of expense of $37.5 million, $13.9 million and $1.5 million, respectively.

The change in other income (expense), net for fiscal 2013 was attributable to a $24.5 million increase in interest expense, primarily due to the issuance of our senior unsecured notes due February 2022 and December 2022 and the execution of our unsecured term loan due November 2015 (the Term Loan) and a decrease in interest and other income of $2.3 million, partially offset by an increase in net gains on investments of $3.2 million.

The change in other income (expense), net for fiscal 2012 was attributable to a $4.5 million reduction in net gains on investments primarily due to market declines on our trading securities, a $4.4 million reduction in interest and other income primarily due to a reduction in interest on our financed accounts receivable and a $3.5 million increase in interest expense primarily due to the issuance of our senior unsecured notes due February 2022.

Income Taxes

Income tax expense was $96.9 million, $129.0 million and $75.1 million in fiscal 2013, 2012 and 2011, respectively, resulting in effective tax rates of 22.6%, 24.3% and 14.1%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. For fiscal 2013, 2012 and 2011, the overall favorable effects of foreign tax rates on our effective tax rate were 10.3%, 7.7% and 10.3% of pre-tax earnings, respectively. During fiscal 2012 and 2011, we also recorded discrete net tax benefits of $6.2 million and $57.2 million, respectively, associated with tax authority settlements related to prior years’ tax matters which favorably impacted our effective tax rate by 1.2% and 10.8% of pre-tax earnings, respectively. Our effective tax rate could fluctuate on an quarterly basis and could be adversely affected to the extent forecasted earnings for the year are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates.

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in our quarterly earnings press releases and other public disclosures. The primary non-GAAP financial measures we focus on are: (i) non-GAAP operating income, (ii) non-GAAP net earnings and (iii) non-GAAP diluted earnings per share. Each of these financial measures excludes the impact of certain items and therefore has not been calculated in accordance with GAAP. These non-GAAP financial measures exclude share-based compensation expense; the amortization of intangible assets; severance, exit costs and other restructuring charges; proxy contest costs; as well as the related tax impacts of these items; and certain discrete tax items. Each of the non-GAAP adjustments is described in more detail below. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is also included below.

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

While we believe that these non-GAAP financial measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Items such as share-based compensation expense; the amortization of intangible assets; severance, exit costs and other restructuring charges; proxy contest costs; as well as the related tax impacts of these items; and certain discrete tax items that are excluded from our non-GAAP financial measures can have a material impact on net earnings. As a result, these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, net earnings, cash flow from operations or other measures of performance prepared in accordance with GAAP. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. Investors are encouraged to review the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures below.

For a detailed explanation of the adjustments made to comparable GAAP financial measures, the reasons why management uses these measures and the usefulness of these measures, see items (1) – (6) below.

	Year Ended March 31,
	2013	2012	2011
	(In millions)
Operating income:
GAAP operating income	$465.4	$543.9	$532.8
Share-based compensation expense (1)	147.4	127.2	106.5
Amortization of intangible assets (2)	86.9	97.7	79.1
Severance, exit costs and other restructuring charges (3)	36.0	10.8	14.3
Proxy contest costs (4)	4.9	—	—

Non-GAAP operating income	$740.6	$779.6	$732.7

	Year Ended March 31,
	2013	2012	2011
	(In millions)
Net earnings:
GAAP net earnings	$331.0	$401.0	$456.2
Share-based compensation expense (1)	147.4	127.2	106.5
Amortization of intangible assets (2)	86.9	97.7	79.1
Severance, exit costs and other restructuring charges (3)	36.0	10.8	14.3
Proxy contest costs (4)	4.9	—	—
Provision for income taxes on above pre-tax non-GAAP adjustments (5)	(81.8)	(68.4)	(52.7)
Certain discrete tax items (6)	—	(6.2)	(57.2)

Non-GAAP net earnings	$524.4	$562.1	$546.2

	Year Ended March 31,
	2013	2012	2011
Diluted earnings per share*:
GAAP diluted earnings per share	$2.13	$2.32	$2.50
Share-based compensation expense (1)	0.95	0.74	0.58
Amortization of intangible assets (2)	0.56	0.57	0.43
Severance, exit costs and other restructuring charges (3)	0.23	0.06	0.08
Proxy contest costs (4)	0.03	—	—
Provision for income taxes on above pre-tax non-GAAP adjustments (5)	(0.53)	(0.40)	(0.29)
Certain discrete tax items (6)	—	(0.04)	(0.31)

Non-GAAP diluted earnings per share*	$3.37	$3.25	$2.99

*	Non-GAAP diluted earnings per share is computed independently for each period presented. The sum of GAAP diluted earnings per share and non-GAAP adjustments per share may not equal non-GAAP diluted earnings per share due to rounding differences.
(1)	Share-based compensation expense. Our non-GAAP financial measures exclude the compensation expenses required to be recorded by GAAP for equity awards to employees and directors. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding expenses related to share-based compensation, because these costs are generally fixed at the time an award is granted, are then expensed over several years and generally cannot be changed or influenced by management once granted.
(2)	Amortization of intangible assets. Our non-GAAP financial measures exclude costs associated with the amortization of intangible assets, which are included in cost of license revenue and amortization of intangible assets in our consolidated statements of comprehensive income. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding amortization of intangible assets, because these costs are fixed at the time of an acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management after the acquisition.

(3)	Severance, exit costs and other restructuring charges. Our non-GAAP financial measures exclude severance, exit costs and other restructuring charges, and any subsequent changes in estimates, as they relate to our corporate restructuring and exit activities, including asset impairments resulting from a fourth quarter fiscal 2013 operational review. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding severance, exit costs and other restructuring charges, in order to provide comparability and consistency with historical operating results.
(4)	Proxy contest costs. During the first quarter of fiscal 2013, the Company became engaged in a proxy contest initiated by a shareholder of the Company. We recorded charges of approximately $4.9 million for unplanned proxy contest expenses during fiscal 2013, consisting primarily of outside financial advisory, legal, solicitation and consulting fees. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding such costs, in order to provide comparability and consistency with historical operating results.
(5)	Provision for income taxes on above pre-tax non-GAAP adjustments. Our non-GAAP financial measures exclude the tax impact of the above pre-tax non-GAAP adjustments. This amount is calculated using the tax rates of each country to which these pre-tax non-GAAP adjustments relate. Management excludes the non-GAAP adjustments on a net-of-tax basis in evaluating our performance. Therefore, we exclude the tax impact of these charges when presenting non-GAAP financial measures.
(6)	Certain discrete tax items. Our non-GAAP financial measures exclude net tax benefits of $6.2 million and $57.2 million for fiscal 2012 and 2011, respectively, associated with tax authority settlements related to prior years’ tax matters. Management excludes the impact of these items in evaluating our performance. Therefore, we exclude these items when presenting non-GAAP financial measures.

Liquidity and Capital Resources

At March 31, 2013, we had $1.6 billion in cash, cash equivalents and investments, approximately 69% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $747.1 million of earnings that we have determined will be invested indefinitely in those operations. If such earnings were to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements. We also had outstanding letters of credit, performance bonds and similar instruments at March 31, 2013 of approximately $50.3 million primarily in support of performance obligations to various customers but also related to facilities and other obligations.

In June 2008, we issued $300.0 million of senior unsecured notes due June 2018. Net proceeds to us after original issuance discount and issuance costs amounted to $295.6 million. These senior notes were issued at an original issuance discount of $1.8 million and bear interest at a rate of 7.25% per annum, payable semi-annually in June and December of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 50 basis points, plus accrued and unpaid interest.

In February 2012, we issued $500.0 million of senior unsecured notes due February 2022. Net proceeds to us after original issuance discount and issuance costs amounted to $493.3 million. These senior notes were issued at an original issuance discount of $2.7 million and bear interest at a rate of 4.25% per annum, payable semi-annually in February and August of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 35 basis points, plus accrued and unpaid interest.

In November 2012, we issued $300.0 million of senior unsecured notes due December 2022. Net proceeds to us after original issuance discount and issuance costs amounted to $295.1 million. These senior notes were issued at an original issuance discount of $2.3 million and bear interest at a rate of 4.5% per annum, payable semi-annually in June and December of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 45 basis points, plus accrued and unpaid interest.

The above senior notes contain provisions for a put option upon a change of control, requiring us to offer to purchase the senior notes at 101% of principal plus accrued and unpaid interest, as well as provisions for early redemption, at our option, at an amount equal to the greater of 100% of the principal amount to be redeemed or the sum of the present values of the remaining principal and interest payments discounted to the redemption date.

In November 2012, we entered into a $200.0 million unsecured term loan agreement, due November 2015, with an institutional lender. Net proceeds to us after issuance costs amounted to $199.6 million. The Term Loan bears interest at a variable rate equal to the one-month LIBOR rate plus 1.625%, based upon our current debt rating, payable monthly. The Term Loan may be prepaid at our option any time after the second anniversary of the closing date, or in the case of a change in control event may be prepaid prior to the second anniversary of the closing date, at the principal amount plus a 0.50% premium. We concurrently entered into an interest rate swap agreement to hedge the variability of cash interest payments due to changes in the LIBOR benchmark interest rate, fixing our interest rate at 2.033%. The interest rate swap matures in November 2015 and has periodic interest settlements, both consistent with the terms of our Term Loan. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate. At March 31, 2013, the fair value of our interest rate swap was a liability of $0.3 million and was recorded within other liabilities in our consolidated balance sheet.

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of our senior unsecured notes due June 2018 or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of our senior notes due June 2018, for interest periods of one, two, three or six months. As of March 31, 2013 and through May 9, 2013, we have not borrowed any funds under the Credit Facility.

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

Our cash flows during fiscal 2013, 2012 and 2011 were:

	Year Ended March 31,
	2013	2012	2011
	(In millions)
Net cash provided by operating activities	$765.1	$800.3	$765.2
Net cash used in investing activities	(233.8)	(665.9)	(147.6)
Net cash used in financing activities	(635.4)	(282.0)	(340.9)
Effect of exchange rate changes on cash and cash equivalents	(13.6)	(16.4)	15.6

Net increase (decrease) in cash and cash equivalents	$(117.7)	$(164.0)	$292.3

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities in fiscal 2013 decreased by $35.2 million from fiscal 2012, attributable primarily to the net impact of working capital changes and a decrease in net earnings before non-cash expenses (principally depreciation, amortization, deferred income taxes, share-based compensation expense and impairment charges). Net cash provided by operating activities in fiscal 2012 increased by $35.1 million over fiscal 2011, attributable primarily to the net impact of working capital changes, partially offset by a decrease in net earnings before non-cash expenses (principally depreciation, amortization, share-based compensation expense and deferred income taxes).

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2013 decreased by $432.1 million from fiscal 2012. This decrease was attributable primarily to a decrease in cash paid for acquisitions and increases in proceeds from maturities of investments, partially offset by an increase in purchases of investments. Net cash used in investing activities in fiscal 2012 increased by $518.3 million over fiscal 2011. This increase was attributable primarily to an increase in cash expended for acquisitions, a decrease in proceeds from the maturities and sales of investments, an increase in investment purchases and an increase in capitalization of software development costs.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2013 increased by $353.4 million over fiscal 2012. This increase was attributable primarily to an increase in purchases of common stock, including $750.0 million related to our accelerated share repurchase, partially offset by an increase in proceeds from stock option exercises. Additionally, in fiscal 2013, cash flows from financing activities included approximately $500.0 million in proceeds from the issuance of the senior unsecured notes due December 2022 and the Term Loan. Net cash used in financing activities in fiscal 2012 decreased by $58.9 million from fiscal 2011. This decrease was attributable primarily to an increase in proceeds from borrowings, partially offset by an increase in treasury stock acquired and a decrease in proceeds from stock option exercises.

Trade Finance Receivables

We provide financing on a portion of our sales transactions to customers that meet our standards of creditworthiness. We believe our practice of providing financing at reasonable market interest rates enhances our competitive position. We participate in established programs with third party financial institutions and sell a significant portion of our finance receivables to such institutions on a non-recourse basis, enabling us to collect cash on a timely basis while fully transferring credit risk of customer default to third party financial institutions. We record transfers of finance receivables to third party financial institutions as sales of such finance receivables when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During fiscal 2013, 2012 and 2011, we transferred $184.7 million, $227.9 million and $172.3 million, respectively, of such receivables through these programs.

Treasury Stock Purchases

Our Board of Directors has authorized a total of $6.0 billion to repurchase common stock under a common stock repurchase program, including a new $1.0 billion stock repurchase authorization approved in October 2012. On November 23, 2012, we entered into an accelerated share repurchase agreement (the ASR) to repurchase $750.0 million of our common stock under this program. Under the terms of the ASR, we paid $750.0 million to a financial institution and initially received 13.1 million shares of common stock, or 70% of the number of shares to be repurchased if such shares were repurchased at a price equal to the closing price of our common stock on November 23, 2012. The specific number of shares that we will ultimately repurchase under the ASR will be based generally on the daily discounted volume-weighted average share price of our common stock during the repurchase period, subject to other adjustments pursuant to the terms and conditions of the ASR. The ASR contemplates that the repurchase period will last no longer than approximately seven months from the execution of the agreement. At the completion of the repurchase period, we may be entitled to receive additional shares of our common stock from the financial institution or, under certain circumstances specified in the ASR, we may be required to deliver shares or make a cash payment (at our option) to the financial institution. Under the terms of the ASR, the maximum number of shares that could be delivered is 25.0 million.

The fair market value of the 13.1 million shares initially delivered was approximately $525.0 million and was included in treasury stock, reducing the weighted-average number of basic and diluted common shares used to calculate earnings per share (EPS). The remaining $225.0 million was included in additional paid-in capital (APIC) and will be reclassified from APIC to treasury stock upon final settlement of the ASR. If this contract were settled on March 31, 2013, based on the daily discounted volume-weighted average price of our common stock since the effective date of the ASR, the financial institution would be required to deliver 5.0 million shares to us for the $225.0 million portion of the ASR that has not yet been settled. These shares were not included in the calculation of diluted weighted-average common shares outstanding during the year ended March 31, 2013 because their effect was anti-dilutive.

During the year ended March 31, 2013, we repurchased a total of 22.7 million shares valued at $925.0 million under the Board authorizations. From the inception of the stock repurchase authorizations through March 31, 2013, we have purchased 174.6 million shares for $5.1 billion. At March 31, 2013, approximately $700.2 million remains authorized in the stock repurchase program, which does not have an expiration date. During the year ended March 31, 2013, we repurchased 1.1 million shares for $45.2 million to satisfy employee tax withholding obligations upon the vesting of share-based awards.

The repurchase of stock will continue to be funded primarily with existing cash as well as cash generated from domestic operations, and therefore, affects our overall domestic versus international liquidity balances. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities above for a monthly detail of treasury stock purchases for the quarter ended March 31, 2013.

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

On May 4, 2013, the Company entered into Amendment No. 1 (the Rights Agreement Amendment) to the Rights Agreement. Among other things, the Rights Agreement Amendment stipulates that the Rights will not become exercisable by virtue of the Merger Agreement or the consummation of the Merger and exempts Parent, a subsidiary of Parent, their affiliates and associates, the Sponsors, and Elliott Associates, L.P., Elliott International, L.P. and any of their affiliates or associates from becoming an Acquiring Person as defined under the terms of the Rights Agreement in connection with the transactions contemplated by the Merger Agreement or any agreement entered into in connection with the Merger Agreement.

Contractual Obligations

The following is a summary of our contractual obligations at March 31, 2013:

	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	(In millions)
Unsecured long-term borrowings (1)	$60.6	$319.8	$113.0	$1,263.4	1,756.8
Capital lease obligations (2)	8.6	8.2	1.5	—	18.3
Operating lease obligations	40.8	37.5	12.7	4.1	95.1
Purchase obligations (3)	10.4	3.6	—	—	14.0
Other long-term liabilities reflected on the balance sheet (2)(4)	16.3	1.9	—	21.1	39.3

Total contractual obligations (5)(6)	$136.7	$371.0	$127.2	$1,288.6	1,923.5

(1)	Amounts represent the principal and interest payments relating to our long-term debt. We have an outstanding interest rate swap agreement accounted for as a cash flow hedge that has the economic effect of modifying the variable interest obligation associated with our $200.0 million Term Loan for a fixed-rate obligation. The impact of this interest rate swap was factored into the calculation of future interest payments on long-term debt.
(2)	Represents contractual amounts due, including interest.
(3)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and contain specific terms, including quantities to be purchased and the timing of the purchase.
(4)	Includes deferred compensation, which is presented as payable after five years because of the uncertain timing of the related payments.
(5)	Total does not include contractual obligations recorded on the balance sheet as current liabilities, other than capital lease obligations and other long-term liabilities above.
(6)	We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities will occur for our unrecognized tax benefits due to the uncertainties related to these tax matters. Therefore, our liability for unrecognized tax benefits of $90.5 million, including interest and penalties, is not included in the table above.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, share-based compensation, goodwill and intangible assets and accounting for income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the related disclosures below.

Revenue Recognition

We derive revenue principally from software-related arrangements consisting of software license and maintenance offerings, non-software arrangements consisting of our SaaS offerings as well as the associated professional services for each of these types of arrangements. We commence revenue recognition when all of the following core revenue recognition criteria are satisfied: i) persuasive evidence of an arrangement exists; ii) delivery of the license or service has occurred or is occurring; iii) the arrangement fee is fixed or determinable and iv) collection of the arrangement fee is probable.

Software License and Maintenance Arrangements

Software license revenue is recognized when the core revenue recognition criteria above are satisfied and vendor-specific objective evidence (VSOE) of the fair value of undelivered elements exists. As substantially all of our software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We have established VSOE of the fair value of our maintenance offerings through independent maintenance renewals. These demonstrate a consistent relationship of pricing maintenance as a percentage of either the net license fee or the discounted or undiscounted license list price. VSOE of the fair value of professional services is established based on daily rates when sold on a stand-alone basis, as well as management-approved pricing for certain new offerings.

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

Professional Services Arrangements

Professional services revenue, which principally relates to implementation, integration and education services associated with our products, is derived under both time-and-material and fixed fee arrangements and in most instances is recognized on a proportional performance basis based on days of effort. If no discernible customer deliverable exists until the completion of the professional services, we apply the completed performance method and defer the recognition of professional services revenue until completion of the services, which is typically evidenced by a signed completion letter from the customer. Services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification or customization of our products and are not otherwise considered to be essential to the functionality of such products. In arrangements where the professional services do not qualify for separate accounting from the license elements, the combined software license and professional services revenue are recognized based on contract accounting using either the percentage-of-completion or completed-contract method.

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

Other Revenue Recognition Considerations

In arrangements containing both software and non-software (e.g., SaaS) elements, which to date have been infrequent, we allocate the arrangement consideration first into software and non-software units of accounting based on a relative selling price hierarchy and then apply the applicable software and non-software revenue recognition criteria to each unit of accounting. To date, we have determined the relative selling price of software and non-software units of accounting based on management’s best estimate of selling price as other means of determining relative selling price (e.g., VSOE or other third party evidence) have not been available with respect to all of the components in bundled software and non-software arrangements.

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

Share-Based Compensation

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as compensation expense generally on a straight-line basis over the requisite service period of the award, which is typically the vesting period.

We use the fair value of the Company’s common stock at the date of grant as an estimate of fair value for time-based nonvested stock units, and we utilize Monte Carlo simulation models to estimate the fair value of certain market-based nonvested stock units. The fair values of share-based awards determined on the date of grant using a fair value model are impacted by our stock price as well as assumptions regarding a number of complex and subjective variables. These assumptions include our expected stock price volatility, the risk-free interest rate over the term of the awards and expected stock price volatilities of the NASDAQ-100 Index used in our Monte Carlo simulation models.

We estimate the volatility of our stock price using historical volatility derived from historical prices of our common stock. We estimate the risk-free interest rate based on zero-coupon yields implied from United States Treasury issues with maturities similar to the expected term of the awards. We have never paid cash dividends and do not currently intend to pay cash dividends, and therefore we assume an expected dividend yield of zero in the valuation models. We estimate potential forfeitures of share-based awards at the time of grant and record compensation expense for those awards expected to vest. The estimate of forfeitures is reassessed over the requisite service period and, to the extent that actual forfeitures differ, or are expected to differ, from such estimates, compensation expense is adjusted through a cumulative catch-up adjustment in the period of change and the remaining unrecognized share-based compensation expense is recorded over the remaining requisite service period. If we use different assumptions for estimating share-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the amount of such expense recorded in future periods may differ significantly from what we have recorded in the current period.

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

Valuation of Goodwill and Intangible Assets

When we acquire a business, a portion of the purchase consideration is typically allocated to acquired technology and other identifiable intangible assets, such as customer relationships. The excess of the purchase consideration over the net of the acquisition-date fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill. The amounts allocated to acquired technology and other intangible assets represent our estimates of their fair values at the acquisition date. We amortize the acquired technology and other intangible assets with finite lives over their estimated useful lives. The estimation of acquisition-date fair values of intangible assets and their useful lives requires us to make assumptions and judgments, including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, projections of future cash flows and appropriate discount rates.

We assess goodwill for impairment as of January 1 of each fiscal year, or more frequently if events or changes in circumstances indicate that the fair value of a reporting unit has been reduced below its carrying value. When conducting our annual goodwill impairment assessment, we use a three step process. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, we are required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we are not required to perform any additional tests in assessing goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, we perform a second step for that reporting unit, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires us to estimate the fair value of each reporting unit and compare the estimated fair value of each reporting unit, determined using a combination of the income and market approaches on an invested capital basis, to its respective carrying value (including goodwill) as of the date of the impairment test. The third step, employed for any reporting unit that fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit with the carrying amount of goodwill. If a reporting unit’s carrying value is negative, the Company does not follow this three-step process, and instead performs a qualitative evaluation to determine whether it is more likely than not that the reporting unit’s goodwill is impaired. If such reporting unit’s goodwill is determined to be impaired, the third step discussed above is performed to measure the amount of any potential impairment.

Assumptions, judgments and estimates about fair values are complex and often subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates used in determining the fair values of intangible assets, the associated useful lives and the fair values of our reporting units are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the fair value or useful lives of our intangible assets and our goodwill impairment assessment, which could result in future impairment charges and those charges could be material to our results of operations.

Accounting for Income Taxes

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We utilize a “more likely than not” threshold for the recognition and derecognition of tax positions and measure positions accordingly. We reflect changes in recognition or measurement in the period in which the change in judgment occurs, which can be caused by the closing of a tax audit, judicial rulings, expirations of the statute of limitations or refinements of estimates based on changing facts or circumstances. We recognize interest and penalties in income tax expense in our consolidated statements of comprehensive income.

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

New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued guidance requiring new disclosures regarding balance sheet offsetting. This guidance requires entities to disclose the gross amounts of certain recognized financial assets and liabilities, to reconcile these amounts to the net positions recognized in the balance sheet and to provide qualitative disclosures about the rights of offset relating to these financial assets and liabilities. This new disclosure guidance is effective for us beginning with our first quarter of fiscal 2014 and is applicable to our disclosures regarding our interest rate swap and foreign currency forward contracts.

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

The hypothetical changes noted in the sections immediately below are based on sensitivity analyses performed at March 31, 2013. Actual results could differ materially from these analyses.

Foreign Currency Exchange Rate Risk

We use derivatives to hedge those current net assets and liabilities that, when re-measured in accordance with United States generally accepted accounting principles, impact our consolidated statement of comprehensive income. Foreign currency forward contracts are utilized in these hedging programs. All foreign currency forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure, not for speculation or trading purposes. Gains and losses on these foreign currency forward contracts would generally be offset by corresponding gains and losses on the net foreign currency denominated assets and liabilities that they hedge, with the goal of minimizing the net gains or losses overall on the hedged exposures. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. If we did not hedge against foreign currency exchange rate movement, a hypothetical improvement or worsening of 10% in exchange rates would result in a corresponding increase or decrease in earnings before taxes of approximately $2.4 million. This amount represents the impact of foreign currency exchange rate fluctuations on exposures at March 31, 2013 related to balance sheet re-measurement only and assumes that all currencies move in the same direction at the same time relative to the United States dollar.

We do not currently hedge currency risk related to anticipated revenue or expenses denominated in foreign currencies.

The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

	Notional Amount
	March 31,
	2013	2012
	(In millions)
Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)
Euro	$128.3	$214.2
British pound	18.8	19.2
Chinese yuan renminbi	16.3	11.7
Australian dollar	12.2	29.9
Swiss franc	10.1	6.8
Singapore dollar	6.7	3.8
Danish krone	5.0	3.9
New Zealand dollar	4.0	3.4
Brazilian real	3.8	8.7
South Korean won	3.0	2.6
Norwegian krone	2.0	2.9
Swedish krona	1.8	8.2
Mexican peso	1.4	3.2
Other	3.6	3.5

Total	$217.0	$322.0

Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)
Israeli shekel	$178.1	$158.2
Indian rupee	14.7	15.0
Other	—	4.8

Total	$192.8	$178.0

Interest Rate Risk

We adhere to a conservative investment policy, whereby our principal concern is the preservation of liquid funds. Cash, cash equivalents and investments were approximately $1.6 billion at March 31, 2013, which consisted of $1.4 billion in cash and cash equivalents and the remaining balance consisted primarily of different types of investment-grade debt securities. Although our portfolio is subject to fluctuations in interest rates and market conditions, we classify most of our investments as “available-for-sale,” which provides that no gain or loss on any security would actually be recognized in earnings unless the instrument was sold or any loss in value was deemed to be other-than-temporary.

In November 2012, we entered into a $200.0 million unsecured term loan agreement with variable-rate interest payments based on the one-month LIBOR rate plus 1.625%. The interest payments on the Term Loan fluctuate with changes in the LIBOR rate, thus increasing our interest rate risk exposure. In order to minimize the increased interest rate risk exposure, we entered into an interest rate swap agreement in November 2012 to hedge the variability of the cash interest payments due to changes in the LIBOR benchmark interest rate.

Due to the liquidity of our overall investment portfolio, the fixed rate terms of our debt (after considering the effect of the interest rate swap discussed above) and the current interest rate environment, any hypothetical decrease in annual interest rates would have an immaterial impact on our net interest expense and earnings before taxes.

Market Risk

The carrying values and fair values of our fixed-rate debt instruments at March 31, 2013 are presented in the following table. The table also includes the estimated change in fair value resulting from a 100 basis point increase in market interest rates, assuming all other variables were held constant, for each debt instrument.

			Market interest
			rate increase of
	March 31, 2013		100 basis points
	Carrying value	Fair value	Change in fair value
	(In millions)
Senior unsecured notes due June 2018	$299.1	$350.9	$(14.6)
Senior unsecured notes due February 2022	497.6	517.9	(36.3)
Senior unsecured notes due December 2022	297.8	316.8	(23.3)

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

Management assessed our internal control over financial reporting as of March 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2013, the end of our fiscal year. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The effectiveness of our internal control over financial reporting at March 31, 2013 has been audited by Ernst & Young LLP, the independent registered public accounting firm who has also audited our consolidated financial statements. Ernst & Young LLP’s report on our internal control over financial reporting is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of BMC Software, Inc.

We have audited the internal control over financial reporting of BMC Software, Inc. (the “Company”) as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows of the Company for each of the three years in the period ended March 31, 2013, and our report dated May 9, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

May 9, 2013

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement in connection with our 2013 Annual Meeting of Stockholders (the 2013 Proxy Statement), which will be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2013, under the headings “Proposal One: Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be set forth in the 2013 Proxy Statement under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Risk Assessment,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2013 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2013 Proxy Statement under the headings “Independence of Directors” and “Related Person Transactions and Procedures” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the 2013 Proxy Statement under the heading “Fees Paid to Ernst & Young” and is incorporated herein by reference.

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

3. The following Exhibits are filed with this Report or incorporated by reference as set forth below:

Exhibit Number
2.1	—	Agreement and Plan of Merger, dated as of May 6, 2013, by and among Boxer Parent Company Inc., Boxer Merger Sub Inc. and BMC Software, Inc.; incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 6, 2013.

3.1	—	Restated Certificate of Incorporation, as amended, of the Company; incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

3.2	—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed November 12, 2010.

4.1	—	Indenture, dated at June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 4, 2008.

4.2	—	Supplemental Indenture, dated at June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee, including the form of the 7.25% Note due 2018; incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 4, 2008.

4.3	—	Indenture, dated as of February 13, 2012, between BMC Software, Inc. and Wells Fargo Bank, N.A. as trustee; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 13, 2012.

4.4	—	Supplemental Indenture, dated at February 13, 2012, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee, including the form of the 4.25% Note due 2022; incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed February 13, 2012.

4.5	—	Rights Agreement, dated as of May 12, 2012, between BMC Software, Inc. and Computershare Trust Company, N.A.; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 14, 2012.

4.6	—	Supplemental Indenture, dated as of November 16, 2012, between BMC Software, Inc. and Wells Fargo Bank, N.A. as trustee; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 16, 2012.

4.7	—	Amendment No. 1, dated as of May 4, 2013 to the Rights Agreement, dated as of May 12, 2012, between BMC Software, Inc. and Computershare Trust Company, N.A., as Rights Agent; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 6, 2013.

Exhibit Number
10.1(a)	—	BMC Software, Inc. 1994 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.1(b)	—	Second Amendment to the BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.1(b) to our Annual Report on Form 10-K for the year ended March 31, 2009 (the 2009 10-K).

10.2(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to our Annual Report on Form 10-K for the year ended March 31, 1995 (the 1995 10-K).

10.2(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

10.3	—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

10.4	—	BMC Software, Inc. 2000 Employee Stock Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.5	—	Amended and Restated BMC Software, Inc. Executive Deferred Compensation Plan; incorporated by reference to Exhibit 10.5(d) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.6	—	Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed November 24, 2008.

10.7	—	BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to our 2002 Proxy Statement filed with the SEC on Schedule 14A.

10.8	—	BMC Software, Inc. 2002 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.9	—	BMC Software, Inc. Short-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.10	—	BMC Software, Inc. Long-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.11	—	Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed November 24, 2008.

10.12	—	BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.5 to the BladeLogic, Inc. Registration Statement on Form S-1 (Registration No. 333-141915).

10.13	—	First Amendment to BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.34(b) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.14	—	BMC Software, Inc. Clawback Policy and form of Consent; incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed May 1, 2012.

10.15	—	Form of Stock Option Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.19 to the 2009 10-K.

10.16	—	Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on June 12, 2006.

Exhibit Number
10.17	—	Form of Restricted Stock Unit Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.21 to the 2009 10-K.

10.18	—	Executive Employment Agreement between BMC Software, Inc. and William Miller; incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.19	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.20	—	Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.21	—	Form of Time-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.22	—	Executive Employment Agreement between BMC Software, Inc. and Hollie S. Castro; incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.23	—	Form of Performance-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.28 to our Current Report on Form 8-K filed June 12, 2008.

10.24	—	Form of Time-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.29 to our Current Report on Form
8-K filed June 12, 2008.

10.25	—	Performance-Based Restricted Stock Unit Award Agreement for Robert E. Beauchamp; incorporated by reference to Exhibit 10.30 to our Current Report on Form 8-K filed August 20, 2008.

10.26	—	BMC Software, Inc. 2007 Incentive Plan (as amended); incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A dated June 24, 2009.

10.27	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.34 to our Current Report on Form 8-K filed May 3, 2010.

10.28	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K filed May 3, 2010.

10.29	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and William D. Miller; incorporated by reference to Exhibit 10.38 to our Current Report on Form 8-K filed May 3, 2010.

10.30	—	Form of Performance-based market stock unit award agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.41 to our Current Report on Form
8-K filed December 9, 2010.

10.31	—	Credit Agreement Dated as of November 30, 2010; incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

10.32	—	Amendment dated November 1, 2011 to Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

Exhibit Number
10.33	—	Amendment dated November 10, 2011 to Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

10.34	—	Amendment dated November 30, 2011 to Executive Employment Agreement between BMC Software, Inc. and William D. Miller; incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

10.35	—	Form of Performance-based market stock unit award agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed November 13, 2012.

10.36	—	Credit Agreement dated November 21, 2012, by and among BMC Software, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and Lender, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager; incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 21, 2012.

10.37	—	Accelerated Share Repurchase Agreement dated November 23, 2012; incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

10.38	—	Executive Employment Agreement, as amended, between BMC Software, Inc. and Kiarash Behnia; incorporated by reference to Exhibit 10.38 to our Current Report on Form 8-K filed April 8, 2013.

10.39	—	Executive Employment Agreement, as amended, between BMC Software, Inc. and Kenneth W. Berryman; incorporated by reference to Exhibit 10.39 to our Current Report on Form 8-K filed April 8, 2013.

10.40	—	Executive Employment Agreement between BMC Software, Inc. and Paul Avenant; incorporated by reference to Exhibit 10.40 to our Current Report on Form 8-K filed April 8, 2013.

10.41	—	Amendment No. 1, dated as of May 6, 2013, to the Credit Agreement dated as of November 21, 2012, among BMC Software, Inc. and Bank of America, N.A., as administrative agent and sole lender; incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 6, 2013.

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*31.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*32.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Document.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BMC Software, Inc.

We have audited the accompanying consolidated balance sheets of BMC Software, Inc. (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 9, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

May 9, 2013

BMC SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	March 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,379.2	$1,496.9
Short-term investments	131.2	86.1
Trade accounts receivable, net	265.5	296.7
Trade finance receivables, net	110.4	108.0
Deferred tax assets	81.3	71.0
Other current assets	131.8	124.1

Total current assets	2,099.4	2,182.8
Property and equipment, net	85.2	87.8
Software development costs, net	271.4	244.7
Long-term investments	71.5	52.6
Long-term trade finance receivables, net	67.8	80.1
Intangible assets, net	189.8	257.5
Goodwill	1,705.9	1,700.1
Other long-term assets	229.3	240.2

Total assets	$4,720.3	$4,845.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$31.6	$31.5
Finance payables	10.5	1.2
Accrued liabilities	326.4	319.4
Deferred revenue	1,038.6	1,059.5

Total current liabilities	1,407.1	1,411.6
Long-term deferred revenue	936.7	934.4
Long-term borrowings	1,306.0	821.6
Other long-term liabilities	252.0	232.4

Total liabilities	3,901.8	3,400.0

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	1,060.8	1,179.5
Retained earnings	3,576.3	3,245.3
Accumulated other comprehensive income	32.0	31.9

	4,671.6	4,459.2
Treasury stock, at cost (105.2 and 87.4 shares)	(3,853.1)	(3,013.4)

Total stockholders’ equity	818.5	1,445.8

Total liabilities and stockholders’ equity	$4,720.3	$4,845.8

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data)

	Year Ended March 31,
	2013	2012	2011
Revenue:
License	$838.5	$877.8	$864.5
Maintenance	1,139.1	1,080.4	1,024.2
Professional services	223.8	213.8	176.6

Total revenue	2,201.4	2,172.0	2,065.3

Operating expenses:
Cost of license revenue	159.6	158.4	129.8
Cost of maintenance revenue	208.4	198.5	169.4
Cost of professional services revenue	224.0	212.0	186.0
Selling and marketing expenses	686.9	634.0	611.4
Research and development expenses	174.6	165.2	181.6
General and administrative expenses	238.7	217.9	220.7
Amortization of intangible assets	43.8	42.1	33.6

Total operating expenses	1,736.0	1,628.1	1,532.5

Operating income	465.4	543.9	532.8

Other income (expense), net:
Interest and other income, net	8.3	10.6	15.0
Interest expense	(47.8)	(23.3)	(19.8)
Gain (loss) on investments, net	2.0	(1.2)	3.3

Total other expense, net	(37.5)	(13.9)	(1.5)

Earnings before income taxes	427.9	530.0	531.3
Provision for income taxes	96.9	129.0	75.1

Net earnings	$331.0	$401.0	$456.2

Basic earnings per share	$2.17	$2.36	$2.55

Diluted earnings per share	$2.13	$2.32	$2.50

Shares used in computing basic earnings per share	152.7	169.9	178.7

Shares used in computing diluted earnings per share	155.7	172.8	182.4

Net earnings	$331.0	$401.0	$456.2
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax (benefit) provision of $(3.3), $(2.6) and $1.4, respectively	(0.3)	(0.5)	24.1
Unrealized gain on available-for-sale securities, net of tax (benefit) provision of $(0.1), $(0.2) and $0.6, respectively	0.7	0.4	2.5
Unrealized loss on cash flow hedge, net of tax benefit of $0.1	(0.3)	—	—

Total other comprehensive income (loss)	0.1	(0.1)	26.6

Total comprehensive income	$331.1	$400.9	$482.8

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 31, 2013, 2012 and 2011

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in	Retained	Foreign Currency Translation Adjustment,	Unrealized Gain (Loss) on Securities Available for Sale, Net of	Loss on Cash Flow Hedge, Net	Treasury Stock, at	Total Stockholders’
	Shares	Amount	Capital	Earnings	Net of Taxes	Taxes	of Taxes	Cost	Equity
Balance, March 31, 2010	249.1	$2.5	$965.4	$2,389.3	$10.4	$(5.0)	$—	$(1,974.9)	$1,387.7

Comprehensive income:
Net earnings	—	—	—	456.2	—	—	—	—	456.2
Other comprehensive income, net of total tax provision of $2.0	—	—	—	—	24.1	2.5	—	—	26.6
Treasury stock purchases	—	—	—	—	—	—	—	(464.1)	(464.1)
Shares issued/forfeited for share-based compensation	—	—	(14.4)	(0.3)	—	—	—	144.8	130.1
Share-based compensation expense	—	—	109.2	—	—	—	—	—	109.2
Excess tax benefit of share-based compensation expense	—	—	17.2	—	—	—	—	—	17.2

Balance, March 31, 2011	249.1	$2.5	$1,077.4	$2,845.2	$34.5	$(2.5)	$—	$(2,294.2)	$1,662.9

Comprehensive income:
Net earnings	—	—	—	401.0	—	—	—	—	401.0
Other comprehensive income (loss), net of total tax benefit of $2.8	—	—	—	—	(0.5)	0.4	—	—	(0.1)
Treasury stock purchases	—	—	—	—	—	—	—	(818.7)	(818.7)
Shares issued/forfeited for share-based compensation	—	—	(44.5)	(0.9)	—	—	—	99.5	54.1
Share-based compensation expense	—	—	133.2	—	—	—	—	—	133.2
Excess tax benefit of share-based compensation expense	—	—	13.4	—	—	—	—	—	13.4

Balance, March 31, 2012	249.1	$2.5	$1,179.5	$3,245.3	$34.0	$(2.1)	$—	$(3,013.4)	$1,445.8

Comprehensive income:
Net earnings	—	—	—	331.0	—	—	—	—	331.0
Other comprehensive income (loss), net of total tax benefit of $3.5	—	—	—	—	(0.3)	0.7	(0.3)	—	0.1
Treasury stock purchases	—	—	(225.0)	—	—	—	—	(970.2)	(1,195.2)
Shares issued for share-based compensation	—	—	(49.5)	—	—	—	—	130.5	81.0
Share-based compensation expense	—	—	152.9	—	—	—	—	—	152.9
Excess tax benefit of share-based compensation expense	—	—	2.9	—	—	—	—	—	2.9

Balance, March 31, 2013	249.1	$2.5	$1,060.8	$3,576.3	$33.7	$(1.4)	$(0.3)	$(3,853.1)	$818.5

The accompanying notes are an integral part of these consolidated financial statements.

BMC SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended March 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$331.0	$401.0	$456.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	229.0	224.6	190.0
Deferred income tax provision	8.6	1.7	40.9
Share-based compensation expense	147.4	127.2	106.5
Impairment of software development costs	7.5	—	—
Other non-cash items	1.5	2.9	(2.8)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	27.8	(2.5)	(70.5)
Trade finance receivables	15.3	33.7	22.9
Prepaid and other current assets	5.7	(13.5)	(19.9)
Other long-term assets	16.6	3.9	(6.5)
Accrued and other current liabilities	(3.5)	24.8	(30.2)
Deferred revenue	(11.9)	20.3	132.0
Other long-term liabilities	(1.5)	(6.6)	(33.6)
Other operating assets and liabilities	(8.4)	(17.2)	(19.8)

Net cash provided by operating activities	765.1	800.3	765.2

Cash flows from investing activities:
Proceeds from maturities of investments	95.5	30.8	50.0
Proceeds from sales of investments	15.4	15.1	47.8
Purchases of investments	(173.1)	(88.5)	(57.6)
Cash paid for acquisitions, net of cash acquired, and other investments	(19.4)	(464.3)	(51.0)
Capitalization of software development costs	(129.6)	(132.5)	(115.8)
Purchases of property and equipment	(24.5)	(26.5)	(22.0)
Other investing activities	1.9	—	1.0

Net cash used in investing activities	(233.8)	(665.9)	(147.6)

Cash flows from financing activities:
Purchases of common stock, including accelerated share repurchase	(1,150.0)	(780.5)	(439.0)
Repurchases of stock to satisfy employee tax withholding obligations	(45.2)	(38.2)	(25.1)
Proceeds from stock options exercised and other	81.5	52.8	130.2
Excess tax benefit from share-based compensation expense	7.7	15.1	18.6
Repayments of borrowings and capital lease obligations	(24.1)	(24.5)	(23.7)
Proceeds from borrowings, net of issuance costs	494.7	493.3	(1.9)

Net cash used in financing activities	(635.4)	(282.0)	(340.9)

Effect of exchange rate changes on cash and cash equivalents	(13.6)	(16.4)	15.6

Net change in cash and cash equivalents	(117.7)	(164.0)	292.3
Cash and cash equivalents, beginning of period	1,496.9	1,660.9	1,368.6

Cash and cash equivalents, end of period	$1,379.2	$1,496.9	$1,660.9

Supplemental disclosure of cash flow information:
Cash paid for interest	$45.7	$22.9	$23.0
Cash paid for income taxes, net of amounts refunded	$73.5	$40.7	$107.4

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

As discussed in Note 17, on May 6, 2013, BMC entered into an Agreement and Plan of Merger with an entity formed by affiliates of investment funds advised by Bain Capital, LLC, Golden Gate Private Equity, Inc. and Insight Venture Management, LLC, and an entity affiliated with GIC Special Investments Pte Ltd.

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

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses during the reporting periods and the disclosure of contingent assets and liabilities at the date of the financial statements. We evaluate our assumptions and estimates on an ongoing basis and may engage outside subject matter experts to assist in our valuations. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, revenue recognition, valuation of goodwill and intangible assets as well as their associated useful lives, valuation of share-based compensation, capitalization and amortization of software development costs and the valuation allowance for deferred income taxes.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of ninety days or less when purchased to be cash equivalents. At March 31, 2013 and 2012, our cash equivalents were comprised of money-market funds, United States Treasury securities and certificates of deposit. Our cash equivalents are subject to potential credit risk. The carrying value of cash and cash equivalents approximates fair value.

Investments

We classify our investments in equity securities that have readily determinable fair values and all debt securities as held-to-maturity, available-for-sale or trading at acquisition and reevaluate such classification at each subsequent balance sheet date. We do not have any investments classified as held-to-maturity at March 31, 2013 or 2012. Our available-for-sale and trading securities are recorded at fair value in the consolidated balance sheets. Unrealized gains and losses on available-for-sale securities are recorded, net of tax, as a component of accumulated other comprehensive income (loss), unless impairment is considered to be other-than-temporary. Other-than-temporary unrealized losses on available-for-sale securities are generally recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income unless certain criteria are met. The primary factors considered when determining if a charge must be recorded because a decline in the fair value of an investment is other-than-temporary include whether: (i) the fair value of the investment is significantly below our cost basis; (ii) the financial condition of the issuer of the security has deteriorated; (iii) if a debt security, it is probable that we will be unable to collect all amounts due according to the contractual terms of the security; (iv) the decline in fair value has existed for an extended period of time; (v) if a debt security, such security has been downgraded by a rating agency and (vi) we have the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, unrealized gains and losses on trading securities and all realized gains and losses are recorded in gain (loss) on investments, net, in the consolidated statements of comprehensive income. Realized and unrealized gains and losses are calculated using the specific identification method. Investments with remaining maturities of twelve months or less are classified as short-term investments. Investments with remaining maturities of more than twelve months are classified as long-term investments.

We account for investments in non-marketable equity securities in which we do not have significant influence and that do not have a readily determinable fair value under the cost method of accounting. These investments are included in other long-term assets in the consolidated balance sheets.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Refer to Note 3 for further information regarding auction rate securities held by us.

Receivables

In the ordinary course of business, we extend credit to our customers on both trade and financed terms. Trade and finance receivables are recorded at their outstanding principal balances, adjusted for interest receivable to date, if applicable, and adjusted by the allowance for doubtful accounts. Interest income on finance receivables is recognized using the effective interest method and is presented as interest and other income, net, in the consolidated statements of comprehensive income. Interest income on these finance receivables was $4.3 million, $7.2 million and $12.9 million in fiscal 2013, 2012 and 2011, respectively. In estimating the allowance for doubtful accounts, we consider the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer-specific information. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts. At March 31, 2013 and 2012, the allowance for doubtful trade accounts receivable was $8.4 million and $5.1 million, respectively, and the allowance for doubtful trade finance receivables was $0.3 million and $0.6 million, respectively. During fiscal 2013, 2012 and 2011, the provision for bad debts was $3.3 million, $1.6 million and $1.7 million, respectively, and the amounts charged against the allowance for doubtful accounts were $0.3 million, $0.1 million and $0.2 million, respectively.

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

Software Development Costs

Costs of software developed internally for licensing to third parties are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs incurred through the general release of the software products are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized software development costs are then amortized using the greater of an amount determined by the ratio of current revenues recognized to the total anticipated revenues for a product or straight-line over the product’s estimated economic life beginning at the date of general availability of the product to our customers. The amortization of capitalized software development costs, including any amounts accelerated for products that are not expected to generate sufficient future revenue to realize their carrying values, is included in cost of license revenue in the consolidated statements of comprehensive income. During fiscal 2013, 2012 and 2011, amounts capitalized were $142.7 million, $144.5 million and $124.0 million, respectively, and amounts amortized were $108.5 million, $93.6 million and $75.7 million, respectively. Additionally, in fiscal 2013, we recorded a $7.5 million asset impairment related to certain capitalized development projects that are being discontinued as part of our fiscal 2013 operational review. Amounts capitalized during fiscal 2013, 2012 and 2011 included $4.9 million, $4.9 million and $4.4 million, respectively, of capitalized interest; and approximately $13.1 million, $12.0 million and $8.2 million, respectively, of share-based compensation costs.

Intangible Assets

Intangible assets consist principally of acquired technology and customer relationships recorded in connection with our business combinations. The amounts allocated to these intangible assets represent our estimates of their fair values at the acquisition date. The fair values are primarily estimated using the present value of expected future cash flows method of applying the income approach. Intangible assets are stated at cost and are generally amortized on a straight-line basis over their respective estimated economic lives ranging from one to five years.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the purchase consideration over the net of the acquisition-date fair value of identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in connection with our business combinations. Upon acquisition, goodwill is assigned to the reporting units that are expected to benefit from the synergies of the business combination. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. Each of our operating segments is considered a reporting unit. We assess goodwill for impairment as of January 1 of each fiscal year, or more frequently if events or changes in circumstances indicate that the fair value of a reporting unit has been reduced below its carrying value. When conducting our annual goodwill impairment assessment, we use a three step process. The first step is to perform an optional qualitative evaluation as to whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value, using an assessment of relevant events and circumstances. In performing this assessment, we are required to make assumptions and judgments including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, as well as the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we are not required to perform any additional tests in assessing goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, we perform a second step for that reporting unit, consisting of a quantitative assessment of goodwill impairment. This quantitative assessment requires us to estimate the fair value of each reporting unit and compare the estimated fair value of each reporting unit determined using a combination of the income and market approaches on an invested capital basis, to its respective carrying value (including goodwill) as of the date of the impairment test. The third step, employed for any reporting unit that fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit with the carrying amount of goodwill. If a reporting unit’s carrying value is negative, the Company does not follow this three-step process, and instead performs a qualitative evaluation to determine whether it is more likely than not that the reporting unit’s goodwill is impaired. If such reporting unit’s goodwill is determined to be impaired, the third step discussed above is performed to measure the amount of any potential impairment.

In fiscal 2013, we performed a qualitative assessment of goodwill with respect to our MSM reporting unit and concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying value. We elected not to perform a qualitative assessment of goodwill with respect to our ESM-Solutions reporting unit and instead proceeded to perform a quantitative impairment test. The quantitative assessment did not result in any impairments of goodwill. Our ESM-Services reporting unit has not been assigned any goodwill.

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

Foreign Currency Translation and Risk Management

We operate globally and transact business in various foreign currencies. The functional currency for many of our foreign subsidiaries is the respective local currency. Financial statements of these foreign operations are translated into United States dollars using the currency exchange rates in effect at the balance sheet dates. Revenue and expenses of these subsidiaries are translated using rates that approximate those in effect during the period. Translation adjustments are included in accumulated other comprehensive income (loss) within stockholders’ equity. Our foreign currency exposures relate primarily to certain foreign currency denominated assets and liabilities. The substantial majority of our revenue derived from customers outside of the United States is billed in local currencies from regional headquarters, for which the functional currency is the United States dollar. Foreign currency transaction gains or losses are included in interest and other income, net, in the consolidated statements of comprehensive income.

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

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

We derive revenue principally from software-related arrangements consisting of software license and maintenance offerings, non-software arrangements consisting of our software-as-a-service (SaaS) offerings as well as the associated professional services for each of these types of arrangements. We commence revenue recognition when all of the following core revenue recognition criteria are satisfied: i) persuasive evidence of an arrangement exists; ii) delivery of the license or service has occurred or is occurring; iii) the arrangement fee is fixed or determinable and iv) collection of the arrangement fee is probable.

Software License and Maintenance Arrangements

Software license revenue is recognized when the core revenue recognition criteria above are satisfied and vendor-specific objective evidence (VSOE) of the fair value of undelivered elements exists. As substantially all of our software licenses are sold in multiple-element arrangements that include either maintenance or both maintenance and professional services, we use the residual method to determine the amount of license revenue to be recognized. Under the residual method, consideration is allocated to undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as license revenue. We have established VSOE of the fair value of our maintenance offerings through independent maintenance renewals. These demonstrate a consistent relationship of pricing maintenance as a percentage of either the net license fee or the discounted or undiscounted license list price. VSOE of the fair value of professional services is established based on daily rates when sold on a stand-alone basis, as well as management-approved pricing for certain new offerings.

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

Professional Services Arrangements

Professional services revenue, which principally relates to implementation, integration and education services associated with our products, is derived under both time-and-material and fixed fee arrangements and in most instances is recognized on a proportional performance basis based on days of effort. If no discernible customer deliverable exists until the completion of the professional services, we apply the completed performance method and defer the recognition of professional services revenue until completion of the services, which is typically evidenced by a signed completion letter from the customer. Services that are sold in connection with software license arrangements generally qualify for separate accounting from the license elements because they do not involve significant production, modification or customization of our products and are not otherwise considered to be essential to the functionality of such products. In arrangements where the professional services do not qualify for separate accounting from the license elements, the combined software license and professional services revenue are recognized based on contract accounting using either the percentage-of-completion or completed-contract method.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales Commissions

We pay commissions, including commissions, other incentives and sales bonuses, to our direct sales force related to revenue transactions under sales compensation plans established annually. We defer the portion of commissions that are direct and incremental costs of the license and maintenance revenue arrangements and recognize them as selling and marketing expenses in the consolidated statements of comprehensive income over the terms of the related customer contracts, in proportion to the recognition of the associated revenue. The commission payments are typically paid in full in the month following execution of the customer contracts. Deferred commissions as of March 31, 2013 and 2012 were $74.4 million and $69.8 million, respectively.

Share-Based Compensation

Share-based compensation expense for share-based awards is recognized only for those awards that are expected to vest. We primarily use the straight-line attribution method to allocate share-based compensation expense over the requisite service period of the award.

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We utilize a “more likely than not” threshold for the recognition and derecognition of tax positions and measure positions accordingly. We reflect changes in recognition or measurement in the period in which the change in judgment occurs, which can be caused by the closing of a tax audit, judicial rulings, expirations of the statute of limitations or refinements of estimates based on changing facts or circumstances. We recognize interest and penalties in income tax expense in our consolidated statements of comprehensive income.

Refer to Note 8 for further information regarding income taxes.

(2) Business Combinations

Fiscal 2013 Acquisitions

During fiscal 2013 we completed the acquisitions of Abydos Limited, a provider of workflow management solutions, VaraLogix, Inc., an application release automation provider, and my-eService, Inc., a provider of self-service IT support solutions, for total combined purchase consideration of $19.5 million. The purchase consideration was allocated to acquired assets and assumed liabilities consisting primarily of $19.2 million of acquired technology, with weighted average economic lives of approximately three years, in addition to other tangible assets and liabilities. These acquisitions resulted in a preliminary allocation of $2.7 million to goodwill assigned to our Enterprise Service Management Solutions (ESM-Solutions) segment. The operating results of the acquired companies have been included in our consolidated financial statements since the respective acquisition dates. Pro forma information is not included because the acquired companies’ operations would not have materially impacted our consolidated operating results.

Fiscal 2012 Acquisitions

In April 2011, we acquired all of the outstanding shares of Coradiant Inc. (Coradiant), a global provider of end-to-end performance management of web applications, for total purchase consideration of $130.0 million. Coradiant’s operating results have been included in our consolidated financial statements since the acquisition date. This acquisition expanded BMC’s application performance management offering to provide real-time insight into application performance and its impact on user behavior across enterprise, software-as-a-service and cloud environments. The purchase consideration was allocated to acquired assets and assumed liabilities consisting primarily of $18.1 million of acquired technology and $22.7 million of customer relationships, both with a weighted average economic life of three years, in addition to other tangible assets and liabilities. This acquisition resulted in an allocation of $91.7 million to goodwill assigned to our ESM-Solutions segment. Factors that contributed to a purchase price that resulted in goodwill include, but are not limited to, the retention of research and development personnel with the skills to develop future Coradiant technology, support personnel to provide maintenance services related to Coradiant products and a trained sales force capable of selling current and future Coradiant products and the opportunity to cross-sell our products and Coradiant products to existing customers.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, we also completed the acquisitions of Aeroprise, Inc., a provider of mobile IT service management solutions, as part of our ESM segment, and Neon Enterprise Software, LLC’s portfolio of IMS solution software as part of our Mainframe Service Management (MSM) segment, for total combined purchase consideration of $21.0 million. The purchase consideration was allocated to acquired assets and assumed liabilities consisting primarily of $11.2 million of acquired technology, with weighted average economic lives of three years, in addition to other tangible assets and liabilities. These acquisitions resulted in an allocation of $4.9 million to goodwill assigned to our ESM-Solutions segment and $6.0 million assigned to our MSM segment.

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

In February 2012, we completed the acquisition of Numara Software Holdings, Inc. (Numara), a provider of integrated IT service management solutions for mid-sized and small companies, for total purchase consideration of $304.1 million. Numara’s operating results have been included in our consolidated financial statements since the acquisition date as part of our ESM-Solutions segment.

During the year ended March 31, 2013, we finalized our purchase price allocation for Numara, which resulted in adjustments to our initial estimates of the fair value of acquired assets and assumed liabilities, primarily related to deferred taxes. Our consolidated balance sheet at March 31, 2012 has been revised to reflect these adjustments as if they had been recorded on the date of acquisition.

The estimated fair values of acquired assets and assumed liabilities attributed to Numara at the date of acquisition were:

February 3,
2012
(In millions)
Cash and cash equivalents	$4.5
Trade accounts receivable	7.2
Other assets	1.6
Intangible assets	198.3
Goodwill	184.5

Total assets	396.1

Other current liabilities	8.6
Deferred tax liabilities	69.8
Deferred revenue	13.6

Total liabilities	92.0

Net assets acquired	$304.1

Factors that contributed to a purchase price that resulted in goodwill include, but are not limited to, the opportunity to cross-sell our products and Numara’s products to existing customers and the retention of research and development personnel with the skills to develop future Numara technology, support personnel to provide maintenance services related to Numara products and a trained sales force capable of selling current and future Numara products. The goodwill resulting from the transaction was assigned to the ESM-Solutions segment and is not deductible for tax purposes.

The acquired identifiable intangible assets consisted of:

		Economic Life
	Fair Value	in Years
	(In millions)
Customer contracts and relationships	$164.1	5
Developed product technology	32.4	3
Trademarks and tradenames	1.8	3

Total identifiable intangible assets	$198.3

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average economic life of the Numara acquired identifiable intangible assets is 4.7 years.

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

Fiscal 2011 Acquisitions

During fiscal 2011, we completed the acquisition of the software business of Neptuny S.r.l., a provider of continuous capacity optimization software, and the acquisition of GridApp Systems, Inc., a provider of comprehensive database provisioning, patching and administration software, for total combined purchase consideration of $51.5 million. The purchase consideration was allocated to acquired assets and assumed liabilities consisting primarily of $20.7 million of acquired technology, with weighted average economic lives of three years, in addition to other tangible assets and liabilities. These acquisitions resulted in an allocation of $34.2 million to goodwill assigned to our ESM-Solutions segment. The operating results of the acquired companies have been included in our consolidated financial statements since the respective acquisition dates. Pro forma information is not included because the acquired companies’ operations would not have materially impacted our consolidated operating results.

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

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of our financial instruments were determined using the following input levels and valuation techniques:

	Valuation	March 31, 2013				March 31, 2012
	Technique	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
					(In millions)
Assets
Cash equivalents
Money-market funds	A	$0.2	$—	$—	$0.2	$769.3	$—	$—	$769.3
United States Treasury securities	A	75.0	—	—	75.0	49.9	—	—	49.9
Short-term and long-term investments
United States Treasury securities	A	102.1	—	—	102.1	92.2	—	—	92.2
Auction rate securities	B	—	—	19.9	19.9	—	—	26.9	26.9
United States government agency bonds	A	—	23.4	—	23.4	—	—	—	—
Corporate bonds and commercial paper	A	—	36.4	—	36.4	—	—	—	—
Mutual funds	A	20.9	—	—	20.9	19.6	—	—	19.6
Foreign currency forward contracts	A	—	5.5	—	5.5	—	8.1	—	8.1

Total		$198.2	$65.3	$19.9	$283.4	$931.0	$8.1	$26.9	$966.0

Liabilities
Foreign currency forward contracts	A	$—	$0.5	$—	$0.5	$—	$0.6	$—	$0.6
Interest rate swap	B	—	—	0.3	0.3	—	—	—	—

Total		$—	$0.5	$0.3	$0.8	$—	$0.6	$—	$0.6

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

The following table summarizes the activity in Level 3 financial instruments:

	Year Ended March 31,
	2013			2012
	Auction	Interest		Auction
	Rate	Rate		Rate
	Securities	Swap	Total	Securities
	(In millions)
Balance at the beginning of the period	$26.9	$—	$26.9	$27.2
Redemptions and sales	(7.7)	—	(7.7)	(0.5)
Change in fair value included in other comprehensive income	0.7	(0.3)	0.4	0.2

Balance at the end of the period	$19.9	$(0.3)	$19.6	$26.9

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

Our cash, cash equivalents and investments were comprised of the following:

	Year Ended March 31,
	2013			2012
	Cash and			Cash and
	Cash	Short-term	Long-term	Cash	Short-term	Long-term
	Equivalents	Investments	Investments	Equivalents	Investments	Investments
	(In millions)
Measured at fair value:
Available-for-sale
United States Treasury securities	$75.0	$102.1	$—	$49.9	$86.1	$6.1
Auction rate securities	—	—	19.9	—	—	26.9
United States government agency bonds	—	5.0	18.4	—	—	—
Corporate bonds and commercial paper	—	24.1	12.3	—	—	—
Trading
Mutual funds	—	—	20.9	—	—	19.6

Total debt and equity investments measured at fair value	75.0	131.2	71.5	49.9	86.1	52. 6

Cash on hand	1,281.8	—	—	632.6	—	—
Certificates of deposit	22.2	—	—	45.1	—	—
Money-market funds	0.2	—	—	769.3	—	—

Total cash, cash equivalents and investments	$1,379.2	$131.2	$71.5	$1,496.9	$86.1	$52.6

Amounts included in accumulated other comprehensive income from available-for-sale securities (pre-tax):
Unrealized losses*	$—	$—	$1.7	$—	$—	$2.4

*	The unrealized losses on available-for-sale securities at March 31, 2013 and 2012 relate to the auction rate securities.

The following summarizes the underlying contractual maturities of our available-for-sale investments in debt securities:

	Year Ended March 31,
	2013		2012
		Fair		Fair
	Cost	Value	Cost	Value
	(In millions)
Due in one year or less	$206.2	$206.2	$136.0	$136.0
Due between one and two years	30.7	30.7	6.1	6.1
Due after ten years	21.6	19.9	29.3	26.9

Total	$258.5	$256.8	$171.4	$169.0

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2013 and 2012, we held auction rate securities with a par value of $21.6 million and $29.3 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $19.9 million and $26.9 million at March 31, 2013 and 2012, respectively. All of these securities are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities using internally developed models of the expected cash flows of the securities on a discounted basis. These models incorporate assumptions about the expected cash flows of the underlying student loans discounted at an estimate of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. The range of and weighted average discount rates used in our valuation models at March 31, 2013 were 3.4% to 3.8%, and 3.7%, respectively. At March 31, 2012 the range of and weighted average discount rates used in our valuation models were 4.0% to 6.7%, and 4.9%, respectively. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. During the years ended March 31, 2013 and 2012, issuers redeemed available-for-sale auction rate security holdings of $7.7 million par value and $0.5 million par value, respectively.

The unrealized loss on our available-for-sale auction rate securities, which have a fair value of $19.9 million at March 31, 2013, was $1.7 million and was recorded in accumulated other comprehensive income (loss) as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability scheduled cash flows will continue to be made and the likelihood we would be required to sell the investments before recovery of our cost basis. These available-for-sale auction rate securities have been in an unrealized loss position for greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities are classified as long-term investments at March 31, 2013 and 2012.

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

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our outstanding foreign currency forward contracts that closed in a gain position at March 31, 2013 and 2012 was $5.5 million and $8.1 million, respectively, and was recorded within other current assets in our consolidated balance sheets. The fair value of our outstanding foreign currency forward contracts that closed in a loss position at March 31, 2013 and 2012 was $0.5 million and $0.6 million, respectively, and was recorded within accrued liabilities in our consolidated balance sheets. The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

	Notional Amount
	March 31,
	2013	2012
	(In millions)
Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)
Euro	$128.3	$214.2
British pound	18.8	19.2
Chinese yuan renminbi	16.3	11.7
Australian dollar	12.2	29.9
Swiss franc	10.1	6.8
Singapore dollar	6.7	3.8
Danish krone	5.0	3.9
New Zealand dollar	4.0	3.4
Brazilian real	3.8	8.7
South Korean won	3.0	2.6
Norwegian krone	2.0	2.9
Swedish krona	1.8	8.2
Mexican peso	1.4	3.2
Other	3.6	3.5

Total	$217.0	$322.0

Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)
Israeli shekel	$178.1	$158.2
Indian rupee	14.7	15.0
Other	—	4.8

Total	$192.8	$178.0

Our use of foreign currency forward exchange contracts is intended to principally offset gains and losses associated with foreign currency exposures. Therefore, the notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances and currency denomination of monetary assets and liabilities maintained by our global entities. The net effect of the foreign currency forward contracts for the years ended March 31, 2013, 2012 and 2011 was a gain of $16.8 million, a loss of $10.6 million and a gain of $3.3 million, respectively, which, after including gains and losses on our foreign currency exposures, resulted in net losses of $0.6 million, $3.3 million and $2.9 million, respectively, recorded in interest and other income, net.

In November 2012, we entered into a $200.0 million unsecured term loan due November 2015 (the Term Loan) with variable-rate interest payments (see Note 6). To minimize the impact of changes in interest rates on our interest payments, in November 2012, we also entered into an interest rate swap agreement with a financial institution to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $200.0 million. The interest rate swap matures in November 2015 and has periodic interest settlements, both consistent with the terms of our Term Loan. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

At March 31, 2013, the fair value of our interest rate swap was a liability of $0.3 million and was recorded within other liabilities in our consolidated balance sheets, with the effective portion of the loss recognized in other comprehensive income (loss). There was no hedge ineffectiveness during fiscal 2013. Periodic settlements on the interest rate swap are recorded as interest expense in the consolidated statements of comprehensive income and are reflected within cash flows from operating activities in our consolidated statements of cash flows.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We estimated the fair value of the interest rate swap using an internally developed model of the expected cash flows of the interest payments on a discounted basis. This model incorporates assumptions about the expected cash flows of the interest payments discounted at a market rate, which includes an adjustment to reflect our entity-specific risk. The discount rate used in our valuation model at March 31, 2013 equates to a weighted average of 1.5% and will fluctuate with the U.S. Treasury yield curve in future periods. Significant increases (decreases) in the interest rates used in the valuation would result in increases (decreases) in the fair value of the interest rate swap.

We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.

Trade Finance Receivables

A substantial portion of our trade finance receivables is transferred to financial institutions on a non-recourse basis. We utilize wholly-owned finance subsidiaries in these finance receivables transfers. These entities are consolidated into our financial position and results of operations. We account for such transfers as sales in accordance with applicable accounting rules pertaining to the transfer of financial assets and the sale of future revenue when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During fiscal 2013, 2012 and 2011, we transferred $184.7 million, $227.9 million and $172.3 million, respectively, of such receivables through these programs. Finance receivables are typically transferred within several months after origination and the outstanding principal balance at the time of transfer typically approximates fair value.

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

For all regions and credit categories, a finance receivable will be specifically reserved once deemed uncollectible. As of March 31, 2013, we held $178.2 million of finance receivables, net of $0.3 million of specific receivables which have been fully reserved. As of March 31, 2012, we held $188.1 million of finance receivables, net of $0.6 million of specific receivables which were fully reserved.

At March 31, 2013 and 2012, our finance receivables balances, net of allowances, by region and by class of internal credit rating are as follows:

	North America	EMEA	Asia Pacific	Latin America	Total
	(In millions)
Class 1	$75.7	$29.9	$2.4	$1.2	$109.2
Class 2	36.8	18.3	8.2	2.0	65.3
Class 3	0.1	2.9	0.2	0.5	3.7

Balance as of March 31, 2013	$112.6	$51.1	$10.8	$3.7	$178.2

Class 1	$73.6	$40.3	$12.7	$1.8	$128.4
Class 2	26.7	22.7	4.0	4.6	58.0
Class 3	0.1	0.3	0.6	0.7	1.7

Balance as of March 31, 2012	$100.4	$63.3	$17.3	$7.1	$188.1

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Financial Instruments

The carrying values and fair values of our fixed-rate debt instruments at March 31, 2013 and 2012 are as follows:

	March 31,
	2013		2012
	Carrying value	Fair value	Carrying value	Fair value
	(In millions)
Senior unsecured notes due June 2018 (Level 2)	$299.1	$350.9	$298.9	$368.4
Senior unsecured notes due February 2022 (Level 2)	497.6	517.9	497.4	506.6
Senior unsecured notes due December 2022 (Level 2)	297.8	316.8	—	—

The fair values of the senior unsecured notes due June 2018, February 2022 and December 2022 were determined using quoted market prices. The carrying value of the Term Loan (Level 3) approximates its fair value.

The carrying values of all other financial instruments, consisting primarily of certificates of deposit, trade and finance receivables, accounts payable and other borrowings, approximate their respective fair values.

(4) Property and Equipment

Property and equipment at March 31, 2013 and 2012 consisted of:

	March 31,
	2013	2012
	(In millions)
Computers, software, furniture and equipment	$509.0	$513.6
Leasehold improvements	49.4	46.7
Projects in progress	6.7	11.5

	565.1	571.8
Less accumulated depreciation and amortization	(479.9)	(484.0)

Property and equipment, net	$85.2	$87.8

Property and equipment includes computer equipment procured by us under capital lease arrangements with net book values of $17.4 million and $13.9 million (net of $12.1 million and $11.9 million in accumulated amortization) at March 31, 2013 and 2012, respectively. Amortization of capital lease equipment is included in depreciation expense. Depreciation expense recorded during fiscal 2013, 2012 and 2011 was $38.7 million, $37.8 million and $39.1 million, respectively.

During fiscal 2013, 2012 and 2011, we had non-cash additions of property and equipment of $12.1 million, $5.8 million and $19.4 million, respectively.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Intangible Assets and Goodwill

Intangible assets at March 31, 2013 and 2012 consisted of:

	March 31,
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In millions)
Acquired technology	$680.0	$(625.9)	$54.1	$658.3	$(580.2)	$78.1
Customer relationships	442.4	(308.1)	134.3	441.9	(264.2)	177.7
Tradenames and trademarks	46.4	(45.0)	1.4	45.5	(43.8)	1.7

Total intangible assets	$1,168.8	$(979.0)	$189.8	$1,145.7	$(888.2)	$257.5

Amortization of acquired technology totaling $43.1 million, $55.6 million and $45.5 million was included in cost of license revenue in the consolidated statements of comprehensive income for fiscal 2013, 2012 and 2011, respectively. Amortization of other intangible assets is included in amortization of intangible assets in the consolidated statements of comprehensive income. The weighted average remaining life of acquired technology, customer relationships and trademarks and tradenames is approximately 3.3 years at March 31, 2013.

Future amortization expense associated with our intangible assets existing at March 31, 2013 is expected to be:

Year Ending March 31,
(In millions)
2014	$75.6
2015	52.4
2016	34.6
2017	27.2
2018	—

$189.8

The following table summarizes goodwill activity and ending goodwill balances by operating segment:

	Enterprise Service Management - Solutions	Mainframe Service Management	Total
	(In millions)
Balance at March 31, 2011	$1,322.2	$84.8	$1,407.0
Goodwill acquired/purchase accounting adjustments during the year	281.6	16.3	297.9
Effect of foreign currency exchange rate changes	(4.8)	—	(4.8)

Balance at March 31, 2012	1,599.0	101.1	1,700.1

Goodwill acquired/purchase accounting adjustments during the year	3.2	—	3.2
Effect of foreign currency exchange rate changes	2.6	—	2.6

Balance at March 31, 2013	$1,604.8	$101.1	$1,705.9

During the year ended March 31, 2013, we finalized our purchase price allocation for Numara, which resulted in adjustments to our initial estimates of the fair value of acquired assets and assumed liabilities, primarily related to deferred taxes. Our consolidated balance sheet at March 31, 2012 and the above table have been revised to reflect these adjustments as if they had been recorded on the date of acquisition.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No goodwill has been allocated to our ESM-Services segment.

(6) Long-Term Borrowings

Long-term borrowings at March 31, 2013 and 2012 consisted of:

	March 31,
	2013	2012
	(In millions)
Senior unsecured notes due June 2018 (net of $0.9 million and $1.1 million of unamortized discount at March 31, 2013 and 2012, respectively)	$299.1	$298.9
Senior unsecured notes due February 2022 (net of $2.4 million and $2.6 million of unamortized discount at March 31, 2013 and 2012, respectively)	497.6	497.4
Senior unsecured notes due December 2022 (net of $2.2 million of unamortized discount at March 31, 2013)	297.8	—
Term Loan due November 2015	200.0	—
Capital leases and other obligations	36.0	46.3

Total	1,330.5	842.6
Less current maturities of capital leases and other obligations (included in accrued liabilities)	(24.5)	(21.0)

Long-term borrowings	$1,306.0	$821.6

In June 2008, we issued $300.0 million of senior unsecured notes due June 2018. Net proceeds to us after original issuance discount and issuance costs amounted to $295.6 million. These senior notes were issued at an original issuance discount of $1.8 million and bear interest at a rate of 7.25% per annum, payable semi-annually in June and December of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 50 basis points, plus accrued and unpaid interest.

In February 2012, we issued $500.0 million of senior unsecured notes due February 2022. Net proceeds to us after original issuance discount and issuance costs amounted to $493.3 million. These senior notes were issued at an original issuance discount of $2.7 million and bear interest at a rate of 4.25% per annum, payable semi-annually in February and August of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 35 basis points, plus accrued and unpaid interest.

In November 2012, we issued $300.0 million of senior unsecured notes due December 2022. Net proceeds to us after original issuance discount and issuance costs amounted to $295.1 million. These senior notes were issued at an original issuance discount of $2.3 million and bear interest at a rate of 4.5% per annum, payable semi-annually in June and December of each year. These senior notes are redeemable at our option at any time in whole or, from time to time, in part at a redemption price equal to the greater of: (i) 100% of the principal amount of these senior notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted at the applicable United States Treasury rate plus 45 basis points, plus accrued and unpaid interest.

The above senior notes contain provisions for a put option upon a change of control, requiring us to offer to purchase the senior notes at 101% of principal plus accrued and unpaid interest, as well as provisions for early redemption, at our option, at an amount equal to the greater of 100% of the principal amount to be redeemed or the sum of the present values of the remaining principal and interest payments discounted to the redemption date.

In November 2012, we entered into a $200.0 million unsecured term loan agreement, due November 2015, with an institutional lender. Net proceeds to us after issuance costs amounted to $199.6 million. The Term Loan bears interest at a variable rate equal to the one-month LIBOR rate plus 1.625%, based upon our current debt rating, payable monthly. The Term Loan may be prepaid at our option any time after the second anniversary of the closing date, or in the case of a change in control event may be prepaid prior to the second anniversary of the closing date, at the principal amount plus a 0.50% premium. We concurrently entered into an interest rate swap agreement to hedge the variability of cash interest payments due to changes in the LIBOR benchmark interest rate, fixing our interest rate at 2.033%.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of our senior unsecured notes due June 2018 or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of our senior notes due June 2018, for interest periods of one, two, three or six months. As of March 31, 2013 and through May 9, 2013, we have not borrowed any funds under the Credit Facility.

The above credit facilities are subject to covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. At March 31, 2013, we were in compliance with all debt covenants.

(7) Deferred Revenue

Deferred revenue is comprised of deferred maintenance, license and professional services revenue. Deferred maintenance and professional services revenues are not recorded on arrangements with trade payment terms until the related maintenance or professional services fees have been collected. The components of deferred revenue at March 31, 2013 and 2012 were:

	March 31,
	2013	2012
	(In millions)
Current:
License	$319.6	$328.0
Maintenance	686.5	699.1
Professional services	32.5	32.4

Total current deferred revenue	1,038.6	1,059.5

Long-term:
License	374.4	362.7
Maintenance	560.1	568.1
Professional services	2.2	3.6

Total long-term deferred revenue	936.7	934.4

Total deferred revenue	$1,975.3	$1,993.9

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Income Taxes

The income tax provision (benefit) for fiscal 2013, 2012 and 2011 consists of:

	Year Ended March 31,
	2013	2012	2011
	(In millions)
Current:
Federal	$36.4	$67.0	$(14.4)
State	9.9	11.2	7.7
Foreign	42.0	49.1	40.9

Total current	88.3	127.3	34.2

Deferred:
Federal	5.2	4.7	37.7
State	1.1	(0.7)	3.1
Foreign	2.3	(2.3)	0.1

Total deferred	8.6	1.7	40.9

Income tax provision	$96.9	$129.0	$75.1

The foreign income tax provision was based on foreign pre-tax earnings of $223.7 million, $235.9 million and $240.1 million for fiscal 2013, 2012 and 2011, respectively. The federal income tax provision includes the United States tax effects of certain foreign entities that are treated as a branch of a United States entity for tax purposes and therefore their earnings are included in the United States consolidated income tax return.

A reconciliation of income tax computed at the United States federal statutory rate of 35% to reported income tax expense for fiscal 2013, 2012 and 2011 follows (dollars in millions):

	Year Ended March 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Expense computed at United States statutory rate	$149.8	35.0%	$185.5	35.0%	$186.0	35.0%
Effect of foreign rate differentials	(44.1)	(10.3)%	(40.6)	(7.7)%	(54.6)	(10.3)%
Extraterritorial income and production activities deductions	(24.7)	(5.8)%	(25.7)	(4.8)%	(24.7)	(4.6)%
State income taxes, net of federal benefit	7.6	1.8%	6.8	1.3%	8.7	1.6%
Settlements with tax authorities	—	—	(6.2)	(1.2)%	(57.2)	(10.8)%
Other, net	8.3	1.9%	9.2	1.7%	16.9	3.2%

	$96.9	22.6%	$129.0	24.3%	$75.1	14.1%

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities at March 31, 2013 and 2012 were:

	March 31,
	2013	2012
	(In millions)
Deferred tax assets:
Deferred revenue	$77.9	$73.4
Compensation plans	46.6	47.0
Property and equipment, net	8.2	4.1
Net operating loss carryforwards	41.4	52.8
Tax credit carryforwards	11.4	10.0
Other	74.8	67.2

Total gross deferred tax assets	260.3	254.5
Valuation allowance	(18.5)	(20.5)

Total deferred tax assets	241.8	234.0
Deferred tax liabilities:
Software development costs	(105.4)	(88.2)
Acquired intangible assets	(81.9)	(85.6)
Other	(61.3)	(56.3)

Total deferred tax liabilities	(248.6)	(230.1)

Net deferred tax assets (liabilities)	$(6.8)	$3.9

As reported:
Current deferred tax assets	$81.3	$71.0

Other long-term assets	$26.0	$22.7

Accrued liabilities	$(2.8)	$(0.4)

Other long-term liabilities	$(111.3)	$(89.4)

During the year ended March 31, 2013, we finalized our purchase price allocation for Numara, which resulted in adjustments to our initial estimates of the fair value of acquired assets and assumed liabilities, primarily related to deferred taxes. Our consolidated balance sheet at March 31, 2012 and the table above have been revised to reflect these adjustments as if they had been recorded on the date of acquisition.

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

We maintain a valuation allowance against certain tax credits and net operating and capital loss carryforwards that we do not believe are more likely than not to be utilized in the future. The valuation allowance increased (decreased) by $(2.0) million, $10.4 million and $1.0 million during fiscal 2013, 2012 and 2011, respectively. At March 31, 2013, we have federal net operating loss carryforwards of $84.8 million, federal capital loss carryforwards of $5.3 million and foreign net operating loss carryforwards of $21.4 million, which expire between fiscal 2017 and fiscal 2031. These tax credits and net operating losses have arisen from various acquisitions as well as from net operating losses generated in certain foreign jurisdictions. Certain of the net operating loss carryforward assets are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. Capital loss carryforwards are subject to expiration after the five year limitation and will expire in fiscal 2018.

We provide deferred taxes for temporary differences related to investments in foreign subsidiaries unless the foreign subsidiaries are considered to be indefinitely reinvesting their earnings outside the United States. At March 31, 2013, there were $747.1 million of unremitted earnings that are considered indefinitely reinvested. It is not practicable to determine the unrecognized deferred tax liability, if any, related to these earnings. If we consummate the merger referred to in Note 17, our future determination of unremitted earnings that are considered indefinitely reinvested may change.

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

The total amount of unrecognized tax benefits at March 31, 2013, 2012 and 2011 was $54.9 million, $56.8 million and $55.8 million, respectively, of which $53.8 million, $50.3 million and $49.7 million, respectively, would impact our effective tax rate if recognized.

Activity related to our unrecognized tax benefits (excluding interest and penalties) consists of:

	Year Ended March 31,
	2013	2012	2011
	(In millions)
Beginning of year	$56.8	$55.8	$106.4
Increases related to current year tax positions	3.6	3.1	6.6
Increases related to prior year tax positions	2.2	8.8	20.8
Decreases related to prior year tax positions	(7.0)	(8.1)	(58.9)
Decreases related to lapses of statutes of limitations	(0.6)	(2.6)	(19.0)
Impact of foreign currency exchange rate changes	(0.1)	(0.2)	(0.1)

End of year	$54.9	$56.8	$55.8

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We recognized $2.7 million, $3.9 million and $7.7 million of interest and penalties during fiscal 2013, 2012 and 2011, respectively. The total amount of accrued interest and penalties related to uncertain tax positions was $35.6 million and $33.7 million at March 31, 2013 and 2012, respectively.

We file a federal income tax return in the United States as well as income tax returns in various local, state and foreign jurisdictions. Our tax years are closed with the United States Internal Revenue Service (the IRS) through the tax year ended March 31, 2007, except for one issue related to the year ended March 31, 2006. We received a Notice of Deficiency from the IRS related to this issue and in July 2011 filed a petition for hearing with the U.S. Tax Court. A trial was held in May 2012 and post-trial briefs have been submitted. We are currently awaiting the Tax Court’s ruling. In December 2012, the IRS completed its examination of our federal income tax return for the years ended March 31, 2009 and 2010, and there were no unagreed issues. During fiscal 2012, we settled all open issues with the IRS resulting from the audit of our tax year ended March 31, 2008. During fiscal 2011, we settled all open issues but the one mentioned above with the IRS resulting from the audit of our tax years ended March 31, 2006 and 2007. As a result of these settlements, we recorded net tax benefits of $6.2 million and $57.2 million in fiscal 2012 and 2011, respectively. In addition, certain tax years related to local, state, and foreign jurisdictions remain subject to examination. To provide for potential tax exposures, we maintain a liability for unrecognized tax benefits which we believe is adequate.

(9) Share-Based Compensation

We have various share-based compensation plans that authorize, among other types of awards, (i) the discretionary granting of stock options to purchase shares of our common stock and (ii) the discretionary issuance of nonvested common stock in the form of time-based and market-based nonvested stock units. Time-based nonvested stock units primarily vest in annual increments over one or three years, and market-based nonvested stock units vest in 50% increments over two- and three-year periods upon achievement of certain targets related to our relative shareholder return as compared to the NASDAQ-100 Index over each performance period.

We did not grant any stock options during fiscal 2013, 2012 or 2011. We granted 4.2 million, 4.6 million and 3.3 million nonvested stock units during fiscal 2013, 2012 and 2011, respectively. There were no significant modifications made to any share-based awards during these periods. At March 31, 2013, there were 6.9 million shares available for grant under our share-based compensation plans. However, certain of our plans require us to reduce shares available for grant by a factor of 3.375 shares, 2.25 shares or 2.00 shares, depending on the plan from which the awards are issued, for the maximum number of shares that could be issued for each grant of nonvested stock.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also sponsor an employee stock purchase plan that permits eligible employees to acquire shares of our stock at a 15% discount to the lower of the market price of our common stock at the beginning or end of six-month offering periods.

Share-based compensation expense is measured at the date of grant based on the fair value of the award and is recognized as compensation expense generally on a straight-line basis over the requisite service period of the award, which is typically the vesting period. We use the fair value of the Company’s common stock at the date of grant as an estimate of fair value for time-based nonvested stock units, and we utilize Monte Carlo simulation models to estimate the fair value of certain market-based nonvested stock units.

We estimate potential forfeitures of share-based awards at the time of grant and record compensation expense for those awards expected to vest. The estimate of forfeitures is reassessed over the requisite service period and, to the extent that actual forfeitures differ, or are expected to differ, from such estimates, compensation expense is adjusted through a cumulative catch-up adjustment in the period of change and the remaining unrecognized share-based compensation expense is recorded over the remaining requisite service period. There were no significant changes in estimated forfeitures in fiscal 2012 and 2011 as compared to estimates when the related expenses were originally recorded. In fiscal 2013, we updated the estimate of forfeitures as a result of expected workforce reductions in fiscal 2014 (see Note 14), resulting in a reduction in share-based compensation expense of approximately $5.4 million for the year ended March 31, 2013.

We estimate the volatility of our stock price using historical volatility derived from historical prices of our common stock. We estimate the risk-free interest rate based on zero-coupon yields implied from United States Treasury issues with maturities similar to the expected term of the awards. We have never paid cash dividends and do not currently intend to pay cash dividends, and therefore we assume an expected dividend yield of zero.

The fair value of share-based payments that were estimated using the Monte Carlo simulation model incorporated the following weighted-average assumptions:

	Year Ended March 31,
	2013	2012	2011
Expected volatility of BMC common stock	29%	33%	35%
Expected volatility of NASDAQ-100 Index	20%	27%	30%
Risk-free interest rate	0.3%	0.5%	0.6%
Expected term (in years)	3	3	3
Dividend yield	—	—	—

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of our share-based compensation activity for fiscal 2013 follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In millions)		(In years)	(In millions)
Outstanding at March 31, 2012	5.5	$30	2.1	$57.1
Exercised	(2.2)	$30

Outstanding at March 31, 2013	3.3	$31	1.4	$52.6

Vested and exercisable at March 31, 2013	3.3	$31	1.4	$52.5

Nonvested Stock Units	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Term
	(In millions)		(In years)
Outstanding at March 31, 2012	7.4	$41	1.2
Granted	4.2	$42
Vested	(3.3)	$40
Cancelled or expired	(0.9)	$41

Outstanding at March 31, 2013	7.4	$42	1.2

Included in the table above are 0.8 million market-based nonvested stock units outstanding at March 31, 2013 granted to selected executives and other key employees.

The following table summarizes weighted-average grant date fair value and additional intrinsic value and vesting information:

	Year Ended March 31,
	2013	2012	2011
Weighted-Average Fair Value
Per grant of nonvested stock units	$42	$42	$42
Share-Based Payment and Stock Option Values
Intrinsic value of stock options exercised (millions)	$26.9	$32.1	$75.5
Fair value of nonvested stock units that vested (millions)	$138.9	$118.7	$79.7
Weighted-average grant date fair value of nonvested stock units that vested	$40	$38	$35

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our outstanding and exercisable options at March 31, 2013 were (shares in millions):

			Weighted-Average
		Weighted-Average	Remaining
Range of Exercise Prices	Shares	Exercise Price	Contractual Life
$0.00 – 17.39	0.2	$15	1.0
$17.40 – 19.93	0.7	$18	1.4
$19.94 – 25.41	0.1	$22	2.2
$25.42 – 31.69	0.3	$28	3.5
$31.70 – 32.15	0.3	$32	0.2
$32.16 – 36.84	0.4	$36	1.4
$36.85 – 39.30	1.3	$39	1.1

We had approximately $209.2 million of total unrecognized compensation costs related to nonvested stock units at March 31, 2013 that is expected to be recognized over a weighted-average period of 2.0 years.

We received cash of $65.7 million, $39.1 million and $119.6 million for the exercise of stock options during fiscal 2013, 2012 and 2011, respectively. Cash was not used to settle any equity instruments previously granted. We issue shares from treasury stock upon the exercise of stock options and upon the vesting of nonvested stock units.

Share-based compensation expense as recorded in our consolidated statements of comprehensive income is summarized as follows:

	Year Ended March 31,
	2013	2012	2011
	(In millions)
Cost of license revenue	$7.1	$4.7	$3.4
Cost of maintenance revenue	16.5	15.2	9.8
Cost of professional services revenue	5.9	5.3	5.1
Selling and marketing expenses	54.9	39.7	35.1
Research and development expenses	13.0	13.3	10.5
General and administrative expenses	50.0	49.0	42.6

Total share-based compensation expense	147.4	127.2	106.5
Income tax benefit	(40.2)	(37.2)	(27.3)

Total share-based compensation expense after taxes	$107.2	$90.0	$79.2

(10) Retirement Plans

We sponsor a 401(k) plan that is available to substantially all United States employees. The plan provides for an employer match element with annual per-employee limitations that we have changed and may change from time to time. The costs of our matching contributions amounted to $17.3 million, $16.9 million and $16.4 million during fiscal 2013, 2012 and 2011, respectively. Employees become 100% vested in the employer match contributions upon reaching two years of service from date of hire.

We also sponsor a non-qualified deferred compensation plan for certain eligible employees and Board members. At March 31, 2013 and 2012, $21.1 million and $19.7 million, respectively, is included in other long-term liabilities, with a corresponding amount included in long-term investments, related to obligations under this plan and related investments held by us. Individuals participating in this plan receive distributions of their respective balances based on predetermined payout schedules or other events, as defined by the plan and are also able to direct which investments are held on their behalf.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Stockholders’ Equity

Earnings Per Share

The two-class method is utilized for the computation of earnings per share (EPS). The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Income allocated to these participating securities is excluded from net earnings allocated to common shares. There were no participating securities outstanding during fiscal 2013, and participating securities were insignificant for fiscal 2012 and 2011.

Basic earnings per share is computed by dividing net income allocated to common shares by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income allocated to common shares by the weighted-average number of common shares outstanding during the period plus the dilutive effect of outstanding share-based awards and other dilutive securities using the treasury stock method.

The following table summarizes our basic and diluted EPS computations for fiscal 2013, 2012 and 2011:

	Year Ended March 31,
	2013	2012	2011
	(In millions, except per share data)
Basic earnings per share:
Net earnings allocated to common shares	$331.0	$401.0	$455.9

Weighted-average number of common shares outstanding	152.7	169.9	178.7

Basic earnings per share	$2.17	$2.36	$2.55

Diluted earnings per share:
Net earnings allocated to common shares	$331.0	$401.0	$455.9

Weighted-average number of common shares outstanding	152.7	169.9	178.7
Incremental shares from assumed conversions of share-based awards	3.0	2.9	3.7

Adjusted weighted-average number of common shares outstanding	155.7	172.8	182.4

Diluted earnings per share	$2.13	$2.32	$2.50

For the years ended March 31, 2013, 2012 and 2011, 0.2 million, 1.6 million and 1.4 million weighted-average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive.

Treasury Stock

Our Board of Directors has authorized a total of $6.0 billion to repurchase common stock under a common stock repurchase program, including a new $1.0 billion stock repurchase authorization approved in October 2012. On November 23, 2012, we entered into an accelerated share repurchase agreement (the ASR) to repurchase $750.0 million of our common stock under this program. Under the terms of the ASR, we paid $750.0 million to a financial institution and initially received 13.1 million shares of common stock, or 70% of the number of shares to be repurchased if such shares were repurchased at a price equal to the closing price of our common stock on November 23, 2012. The specific number of shares that we will ultimately repurchase under the ASR will be based generally on the daily discounted volume-weighted average share price of our common stock during the repurchase period, subject to other adjustments pursuant to the terms and conditions of the ASR. The ASR contemplates that the repurchase period will last no longer than approximately seven months from the execution of the agreement. At the completion of the repurchase period, we may be entitled to receive additional shares of our common stock from the financial institution or, under certain circumstances specified in the ASR, we may be required to deliver shares or make a cash payment (at our option) to the financial institution. Under the terms of the ASR, the maximum number of shares that could be delivered is 25.0 million.

The fair market value of the 13.1 million shares initially delivered was approximately $525.0 million and was included in treasury stock, reducing the weighted-average number of basic and diluted common shares used to calculate EPS. The remaining $225.0 million was included in additional paid-in capital (APIC) and will be reclassified from APIC to treasury stock upon final settlement of the ASR. If this contract were settled on March 31, 2013, based on the daily discounted volume-weighted average price of our common stock since the effective date of the ASR, the financial institution would be required to deliver 5.0 million shares to us for the $225.0 million portion of the ASR that has not yet been settled. These shares were not included in the calculation of diluted weighted-average common shares outstanding during the year ended March 31, 2013 because their effect was anti-dilutive.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2013, we repurchased a total of 22.7 million shares valued at $925.0 million under the Board authorizations. At March 31, 2013, approximately $700.2 million remains authorized in the stock repurchase program, which does not have an expiration date. During the year ended March 31, 2013, we repurchased 1.1 million shares for $45.2 million to satisfy employee tax withholding obligations upon the vesting of share-based awards.

Shareholder Rights Agreement

On May 12, 2012, our Board of Directors authorized and declared a dividend of one preferred share purchase right (a Right) for each outstanding common share through a shareholder rights agreement (the Rights Agreement). Each Right, once exercisable, represents the right to purchase one one-thousandth of a series B junior participating preferred share, par value $0.01, for $180, or an equivalent value of common shares determined at 50% of the then-current market price of BMC’s common stock, provided sufficient common shares are then unissued. The Rights become exercisable in the event any individual person or entity (including the ownership of their related affiliates) acquires 10% or more of the outstanding share capital of the Company without the approval of BMC’s Board of Directors, and until such time are inseparable from and trade with BMC’s common stock. The Rights have a de minimus fair value and are accounted for as a component of stockholders’ equity. The Rights Agreement expires May 11, 2013. As discussed in Note 17, the Rights Agreement was amended on May 4, 2013.

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

We also had outstanding letters of credit, performance bonds and similar instruments at March 31, 2013 of approximately $50.3 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.

Historically, we have not incurred significant costs related to such indemnifications, warranties and guarantees. As such, and based on other factors, no provision or accrual for these items has been made.

Lease Commitments

We lease office space and equipment under various non-cancelable operating leases. Rent expense is recognized on a straight-line basis over the respective lease terms and amounted to $48.9 million, $44.4 million and $53.0 million during fiscal 2013, 2012 and 2011, respectively.

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

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes future minimum lease payments to be made under non-cancelable operating leases and minimum sublease payments to be received under non-cancelable subleases at March 31, 2013:

Year Ending
March 31,
(In millions)
2014	$40.8
2015	24.8
2016	12.7
2017	7.2
2018	5.5
2019 and thereafter	4.1

Total minimum lease payments	95.1
Total minimum sublease payments	(6.8)

Total net minimum lease payments	$88.3

We have procured certain equipment under non-cancelable capital lease arrangements. The current and long-term portions of these capital lease obligations, which are included in accrued liabilities and long-term borrowings, respectively, in our consolidated balance sheets, were $8.4 million and $9.6 million, respectively, at March 31, 2013, and $7.6 million and $10.5 million, respectively, at March 31, 2012. At March 31, 2013, future minimum payments to be made under these capital leases are $8.6 million, $5.0 million, $3.2 million, $1.4 million and $0.1 million in fiscal 2014, 2015, 2016, 2017 and 2018, respectively.

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

(13) Segment Reporting

Through fiscal 2013, we were organized into two primary business units, Enterprise Service Management and Mainframe Service Management. ESM derives its revenue from our performance management, automation, IT service management, and Atrium solution suites (collectively, ESM-Solutions), along with professional services revenue derived from consulting, implementation, integration and educational services related principally to the delivery of our ESM solutions (ESM-Services). MSM derives its revenue from solution suites for mainframe data and performance management and enterprise workload automation. Beginning in the first quarter of fiscal 2013, we expanded our ESM segment reporting to include separate financial information for both ESM-Solutions and ESM-Services, consistent with the manner in which business segment performance is being assessed internally for evaluating performance and making resource allocation decisions.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our measure of segment operating income does not include the effect of share-based compensation expenses, amortization of acquired technology and other intangible assets, the costs associated with severance, exit costs and other restructuring charges or proxy contest costs, which are collectively included in unallocated operating expenses below. Assets and liabilities are reviewed by management at the consolidated level only.

The following tables summarize segment performance for fiscal 2013, 2012 and 2011:

	Enterprise Service Management			Mainframe Service Management	Consolidated
Year Ended March 31, 2013	Solutions	Services	Total
	(In millions)
Revenue:
License	$490.5	$—	$490.5	$348.0	$838.5
Maintenance	645.2	—	645.2	493.9	1,139.1
Professional services	—	223.8	223.8	—	223.8

Total revenue	1,135.7	223.8	1,359.5	841.9	2,201.4
Direct and allocated indirect segment operating expenses:	886.7	239.6	1,126.3	334.5	1,460.8

Segment operating income (loss)	249.0	(15.8)	233.2	507.4	740.6

Unallocated operating expenses					(275.2)
Other expense, net					(37.5)

Earnings before income taxes					$427.9

	Enterprise Service Management			Mainframe Service Management	Consolidated
Year Ended March 31, 2012	Solutions	Services	Total
	(In millions)
Revenue:
License	$543.3	$—	$543.3	$334.5	$877.8
Maintenance	585.0	—	585.0	495.4	1,080.4
Professional services	—	213.8	213.8	—	213.8

Total revenue	1,128.3	213.8	1,342.1	829.9	2,172.0
Direct and allocated indirect segment operating expenses:	831.1	228.7	1,059.8	332.6	1,392.4

Segment operating income (loss)	297.2	(14.9)	282.3	497.3	779.6

Unallocated operating expenses					(235.7)
Other expense, net					(13.9)

Earnings before income taxes					$530.0

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Enterprise Service Management			Mainframe Service Management	Consolidated
Year Ended March 31, 2011	Solutions	Services	Total
	(In millions)
Revenue:
License	$550.9	$—	$550.9	$313.6	$864.5
Maintenance	551.5	—	551.5	472.7	1,024.2
Professional services	—	176.6	176.6	—	176.6

Total revenue	1,102.4	176.6	1,279.0	786.3	2,065.3
Direct and allocated indirect segment operating expenses:	806.6	192.2	998.8	333.8	1,332.6

Segment operating income (loss)	295.8	(15.6)	280.2	452.5	732.7

Unallocated operating expenses					(199.9)
Other expense, net					(1.5)

Earnings before income taxes					$531.3

We are in the process of reorganizing our ESM and MSM product development, sales and marketing and maintenance and support organizations into a single organization beginning in the first quarter of fiscal 2014. We are currently evaluating our reportable segments for fiscal 2014 pending completion of this reorganization.

Revenue from external customers and long-lived assets (excluding financial instruments, intangible assets and deferred tax assets) attributed to the United States, our corporate headquarters, and all other countries are:

	Year Ended March 31,
	2013	2012	2011
	(In millions)
Revenue:
United States	$1,128.6	$1,097.8	$1,063.1
International	1,072.8	1,074.2	1,002.2

	$2,201.4	$2,172.0	$2,065.3

	At March 31,
	2013	2012
	(In millions)
Long-lived assets:
United States	$69.5	$72.8
International	43.8	43.3

	$113.3	$116.1

We do business with customers in a broad range of industries, including significant business with financial service providers, government agencies and service providers. Our ten largest customers comprised 20% or less of our total revenue in each of fiscal 2013, 2012 and 2011 and represented various industries. No single customer accounted for a material portion of our revenue during any of the past three fiscal years. At March 31, 2013 and 2012, approximately 69% and 60%, respectively, of our cash, cash equivalents and investments was held by our international subsidiaries.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Severance and Other Restructuring Charges

During the fourth quarter of fiscal 2013, we conducted a company-wide operational review to streamline our operations and reallocate resources to strategic areas of our business. The operational review resulted in workforce reductions in business unit and corporate functions and geographies in which we operate, as well as asset impairments.

Activity for severance and related costs during fiscal 2013 resulting from this initiative is summarized as follows:

	Balance at April 1, 2012	Charged to Expense	Cash Payments	Balance at March 31, 2013
	(In millions)
Severance and related costs	$—	$(19.9)	$0.1	$(19.8)

Severance and related costs charged to expense related to this initiative during fiscal 2013 were primarily recorded within selling and marketing expenses, research and development expenses and general and administrative expenses in the amounts of $6.4 million, $9.6 million and $2.7 million, respectively. The accruals for severance and related costs at March 31, 2013 represent the amounts to be paid related to severance for employees that have been terminated or identified for termination as a result of the initiatives described above. These amounts are expected to be paid during fiscal 2014. We estimate that an additional charge of up to $18 million for severance and related costs will be incurred in the first half of fiscal 2014, at which time this initiative will be substantially complete. We continue to review the impact of these actions and will determine if, based on future operating results, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.

We also recorded impairments of $7.5 million in fiscal 2013 within research and development expenses related to certain capitalized development projects that are being discontinued as part of our fiscal 2013 operational review.

(15) New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued guidance requiring new disclosures regarding balance sheet offsetting. This guidance requires entities to disclose the gross amounts of certain recognized financial assets and liabilities, to reconcile these amounts to the net positions recognized in the balance sheet and to provide qualitative disclosures about the rights of offset relating to these financial assets and liabilities. This new disclosure guidance is effective for us beginning with our first quarter of fiscal 2014 and is applicable to our disclosures regarding our interest rate swap and foreign currency forward contracts.

BMC SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Quarterly Results (Unaudited)

The following table sets forth certain unaudited quarterly financial data for fiscal 2013 and 2012. This information has been prepared on the same basis as the accompanying consolidated financial statements, including the results of fiscal 2013 and 2012 acquisitions since their respective acquisition dates, and all necessary adjustments have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the accompanying consolidated financial statements and notes thereto.

	Fiscal 2013				Fiscal 2012
	Quarter Ended				Quarter Ended
	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012
	(In millions, except per share data)
Total revenue	$504.4	$548.2	$580.2	$568.6	$502.4	$556.7	$548.2	$564.7
Gross profit	$356.6	$400.2	$431.5	$421.2	$372.9	$414.7	$410.6	$404.9
Operating income	$73.9	$138.0	$147.6	$105.8	$115.1	$161.0	$161.8	$106.0
Net earnings	$54.1	$97.8	$106.3	$72.7	$95.7	$114.7	$119.9	$70.7

Basic EPS	$0.34	$0.62	$0.71	$0.51	$0.54	$0.66	$0.72	$0.43

Diluted EPS	$0.33	$0.61	$0.70	$0.50	$0.53	$0.65	$0.71	$0.43

Shares used in computing basic EPS	160.4	157.5	149.7	143.2	176.3	173.0	167.2	163.3

Shares used in computing diluted EPS	163.8	160.3	152.6	146.1	180.6	176.0	169.5	165.6

We recorded severance, exit costs and other restructuring charges of $27.4 million during the quarter ended March 31, 2013, resulting from a workforce reduction, including asset impairment charges of $7.5 million, as further discussed in Note 14. These charges were the result of our fiscal 2013 operational review. We recorded unplanned proxy contest expenses related to a proxy contest initiated by a shareholder of the Company of $6.2 million during the quarter ended June 30, 2012. Included in diluted earnings per share for the quarters ended December 31, 2012 and March 31, 2013 is the impact of our accelerated share repurchase of 13.1 million shares, which had the effect of increasing diluted earnings per share by $0.03 and $0.04, respectively. We recorded net tax benefits of $6.2 million during the quarter ended June 30, 2011 related to the settlement of certain tax matters as further discussed in Note 8.

(17) Subsequent Events

Merger Agreement

On May 6, 2013, BMC entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which it will be acquired by Boxer Parent Company Inc. (Parent), a Delaware corporation formed by affiliates of investment funds advised by Bain Capital, LLC, Golden Gate Private Equity, Inc. and Insight Venture Management, LLC, and an entity affiliated with GIC Special Investments Pte Ltd (together, the Sponsors), through a merger of a wholly-owned subsidiary of Parent with and into the Company (the Merger). The Merger Agreement provides that, subject to the terms and conditions thereof, at the effective time of the Merger (the Effective Time), each outstanding share of common stock of the Company, other than certain excluded shares, will cease to be outstanding and will be converted into the right to receive $46.25 in cash, without interest (the Merger Consideration).

BMC’s stockholders will be asked to vote on the adoption of the Merger Agreement at a special stockholders meeting that will be held on a date to be announced. The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of common stock of the Company (the Company Stockholder Approval). Consummation of the Merger is not subject to a financing condition, but is subject to a condition that the Company has a specified amount of cash available in the United States on the date of closing and certain customary conditions.

Parent has obtained equity financing and debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses, which, together with certain cash of BMC, will be sufficient for such purposes. The obligations of the lenders to provide debt financing under the debt commitments are subject to a number of customary conditions.

BMC has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (1) to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time, (2) not to engage in certain types of transactions during this period unless agreed to by Parent, (3) to convene and hold a meeting of its stockholders for the purpose of obtaining the Company Stockholder Approval and (4) subject to certain exceptions, not to withhold, withdraw or modify in a manner adverse to Parent the recommendation of the Board that the Company’s stockholders approve the adoption of the Merger Agreement.

The Merger Agreement provides that, during the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. (New York time) on June 5, 2013 (the Go-Shop Period End Date), the Company and its subsidiaries and their respective representatives may solicit, initiate and encourage any alternative acquisition proposals from third parties, provide nonpublic information to such third parties and participate in discussions and negotiations with such third parties regarding alternative acquisition proposals.

The Merger Agreement contains certain termination rights for the Company and Parent, including the right of the Company to terminate the Merger Agreement to accept a superior proposal (as defined in the Merger Agreement) and for either party to terminate the Merger Agreement if the Merger is not consummated by November 6, 2013, which date will be extended to February 6, 2014 in the event that on November 6, 2013, all conditions to the closing of the Merger have been satisfied or waived other than the antitrust and governmental approvals.

Rights Agreement Amendment

On May 4, 2013, the Company entered into Amendment No. 1 (the Rights Agreement Amendment) to the Rights Agreement described in Note 11. Among other things, the Rights Agreement Amendment stipulates that the Rights will not become exercisable by virtue of the Merger Agreement or the consummation of the Merger and exempts Parent, a subsidiary of Parent, their affiliates and associates, the Sponsors, and Elliott Associates, L.P., Elliott International, L.P. and any of their affiliates or associates from becoming an Acquiring Person under the terms of the Rights Agreement in connection with the transactions contemplated by the Merger Agreement or any agreement entered into in connection with the Merger Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMC SOFTWARE, INC.

By:	/s/ ROBERT E. BEAUCHAMP
Robert E. Beauchamp Chairman of the Board, President and Chief Executive Officer

Date: May 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT E. BEAUCHAMP Robert E. Beauchamp	Chairman of the Board, President and Chief Executive Officer	May 9, 2013

/s/ STEPHEN B. SOLCHER Stephen B. Solcher	Senior Vice President and Chief Financial Officer	May 9, 2013

/s/ T. CORY BLEUER T. Cory Bleuer	Vice President, Controller and Chief Accounting Officer	May 9, 2013

/s/ JON E. BARFIELD Jon E. Barfield	Director	May 9, 2013

/s/ GARY L. BLOOM Gary L. Bloom	Director	May 9, 2013

/s/ JOHN M. DILLON	Director	May 9, 2013
John M. Dillon

/s/ MELDON K. GAFNER Meldon K. Gafner	Director	May 9, 2013

/s/ MARK J. HAWKINS Mark J. Hawkins	Director	May 9, 2013

/s/ STEPHAN A. JAMES Stephan A. James	Director	May 9, 2013

/s/ P. THOMAS JENKINS P. Thomas Jenkins	Director	May 9, 2013

/s/ LOUIS J. LAVIGNE, JR. Louis J. Lavigne, Jr.	Director	May 9, 2013

/s/ KATHLEEN A. O’NEIL Kathleen A. O’Neil	Director	May 9, 2013

/s/ ALEX PINCHEV Alex Pinchev	Director	May 9, 2013

/s/ CARL J. SCHAPER Carl J. Schaper	Director	May 9, 2013

/s/ TOM C. TINSLEY Tom C. Tinsley	Director	May 9, 2013

Exhibit Number

2.1	—	Agreement and Plan of Merger, dated as of May 6, 2013, by and among Boxer Parent Company Inc., Boxer Merger Sub Inc. and BMC Software, Inc.; incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed May 6, 2013.

3.1	—	Restated Certificate of Incorporation, as amended, of the Company; incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

3.2	—	Amended and Restated Bylaws of the Company; incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed November 12, 2010.

4.1	—	Indenture, dated at June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 4, 2008.

4.2	—	Supplemental Indenture, dated at June 4, 2008, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee, including the form of the 7.25% Note due 2018; incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 4, 2008.

4.3	—	Indenture, dated as of February 13, 2012, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 13, 2012.

4.4	—	Supplemental Indenture, dated at February 13, 2012, between BMC Software, Inc. and Wells Fargo Bank, N.A., as trustee, including the form of the 4.25% Note due 2022; incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed February 13, 2012.

4.5	—	Rights Agreement, dated as of May 12, 2012, between BMC Software, Inc. and Computershare Trust Company, N.A.; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 14, 2012.

4.6	—	Supplemental Indenture, dated as of November 16, 2012, between BMC Software, Inc. and Wells Fargo Bank, N.A. as trustee; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 16, 2012.

4.7	—	Amendment No. 1, dated as of May 4, 2013 to the Rights Agreement, dated as of May 12, 2012, between BMC Software, Inc. and Computershare Trust Company, N.A., as Rights Agent; incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed May 6, 2013.

10.1(a)	—	BMC Software, Inc. 1994 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.1(b)	—	Second Amendment to the BMC Software, Inc. 1994 Employee Incentive Plan; incorporated by reference to Exhibit 10.1(b) to our Annual Report on Form 10-K for the year ended March 31, 2009 (the 2009 10-K).

10.2(a)	—	BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(a) to our Annual Report on Form 10-K for the year ended March 31, 1995 (the 1995 10-K).

10.2(b)	—	Form of Stock Option Agreement employed under BMC Software, Inc. 1994 Non-employee Directors’ Stock Option Plan; incorporated by reference to Exhibit 10.8(b) to the 1995 10-K.

10.3	—	Form of Indemnification Agreement among the Company and its directors and executive officers; incorporated by reference to Exhibit 10.11 to the 1995 10-K.

10.4	—	BMC Software, Inc. 2000 Employee Stock Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.5	—	Amended and Restated BMC Software, Inc. Executive Deferred Compensation Plan; incorporated by reference to Exhibit 10.5(d) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Exhibit Number

10.6	—	Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed November 24, 2008.

10.7	—	BMC Software, Inc. 2002 Nonemployee Director Stock Option Plan; incorporated by reference to Appendix B to our 2002 Proxy Statement filed with the SEC on Schedule 14A.

10.8	—	BMC Software, Inc. 2002 Employee Incentive Plan (conformed version inclusive of amendments); incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.9	—	BMC Software, Inc. Short-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.10	—	BMC Software, Inc. Long-term Incentive Performance Award Program (as amended and restated); incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.11	—	Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed November 24, 2008.

10.12	—	BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.5 to the BladeLogic, Inc. Registration Statement on Form S-1 (Registration No. 333-141915).

10.13	—	First Amendment to BladeLogic, Inc. 2007 Stock Option and Incentive Plan; incorporated by reference to Exhibit 10.34(b) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.14	—	BMC Software, Inc. Clawback Policy and form of Consent; incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed May 1, 2012.

10.15	—	Form of Stock Option Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.19 to the 2009 10-K.

10.16	—	Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 1994 Employee Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on June 12, 2006.

10.17	—	Form of Restricted Stock Unit Award Agreement employed under BladeLogic, Inc. 2007 Stock Option and Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.21 to the 2009 10-K.

10.18	—	Executive Employment Agreement between BMC Software, Inc. and William Miller; incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

10.19	—	Form of Stock Option Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.20	—	Form of Performance-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

10.21	—

Form of Time-Based Restricted Stock Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.25 to our Quarterly Report on

Form 10-Q for the quarter ended December 31, 2007.

Exhibit Number

10.22	—	Executive Employment Agreement between BMC Software, Inc. and Hollie S. Castro; incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

10.23	—	Form of Performance-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.28 to our Current Report on Form 8-K filed June 12, 2008.

10.24	—	Form of Time-Based Restricted Stock Unit Award Agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.29 to our Current Report on
Form 8-K filed June 12, 2008.

10.25	—	Performance-Based Restricted Stock Unit Award Agreement for Robert E. Beauchamp; incorporated by reference to Exhibit 10.30 to our Current Report on Form 8-K filed August 20, 2008.

10.26	—	BMC Software, Inc. 2007 Incentive Plan (as amended); incorporated by reference to Annex A to our Definitive Proxy Statement on Schedule 14A dated June 24, 2009.

10.27	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.34 to our Current Report on Form 8-K filed May 3, 2010.

10.28	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K filed May 3, 2010.

10.29	—	Amendment to Executive Employment Agreement between BMC Software, Inc. and William D. Miller; incorporated by reference to Exhibit 10.38 to our Current Report on Form 8-K filed May 3, 2010.

10.30	—	Form of Performance-based market stock unit award agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10.41 to our Current Report on
Form 8-K filed December 9, 2010.

10.31	—	Credit Agreement Dated as of November 30, 2010; incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

10.32	—	Amendment dated November 1, 2011 to Executive Employment Agreement between BMC Software, Inc. and Robert E. Beauchamp; incorporated by reference to Exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

10.33	—	Amendment dated November 10, 2011 to Executive Employment Agreement between BMC Software, Inc. and Stephen B. Solcher; incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

10.34	—	Amendment dated November 30, 2011 to Executive Employment Agreement between BMC Software, Inc. and William D. Miller; incorporated by reference to Exhibit 10.34 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

10.35	—	Form of Performance-based market stock unit award agreement employed under BMC Software, Inc. 2007 Incentive Plan utilized for senior executive officers; incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed November 13, 2012.

10.36	—	Credit Agreement dated November 21, 2012, by and among BMC Software, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent and Lender, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager; incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 21, 2012.

Exhibit Number

10.37	—	Accelerated Share Repurchase Agreement dated November 23, 2012; incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

10.38	—	Executive Employment Agreement, as amended, between BMC Software, Inc. and Kiarash Behnia; incorporated by reference to Exhibit 10.38 to our Current Report on Form 8-K filed April 8, 2013.

10.39	—	Executive Employment Agreement, as amended, between BMC Software, Inc. and Kenneth W. Berryman; incorporated by reference to Exhibit 10.39 to our Current Report on Form 8-K filed April 8, 2013.

10.40	—	Executive Employment Agreement, between BMC Software, Inc. and Paul Avenant; incorporated by reference to Exhibit 10.40 to our Current Report on Form 8-K filed April 8, 2013.

10.41	—	Amendment No. 1, dated as of May 6, 2013, to the Credit Agreement dated as of November 21, 2012, among BMC Software, Inc. and Bank of America, N.A., as administrative agent and sole lender; incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 6, 2013.

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of Independent Registered Public Accounting Firm.

*31.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*32.2	—	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to 18 U.S.C. Section 1350.

*101.INS	—	XBRL Instance Document.

*101.SCH	—	XBRL Taxonomy Extension Schema Document.

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith