Form 10-Q
period 2013-06-30
BMC SOFTWARE INC
filed 2013-08-05
CIK 835729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, there were 142,018,000 outstanding shares of Common Stock, par value $.01, of the registrant.

BMC SOFTWARE, INC.

QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)

	June 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,642.4	$1,379.2
Short-term investments	101.1	131.2
Trade accounts receivable, net	148.1	265.5
Trade finance receivables, net	53.3	110.4
Deferred tax assets	79.3	81.3
Other current assets	100.0	131.8

Total current assets	2,124.2	2,099.4
Property and equipment, net	80.7	85.2
Software development costs, net	277.1	271.4
Long-term investments	60.6	71.5
Long-term trade finance receivables, net	73.5	67.8
Intangible assets, net	172.9	189.8
Goodwill	1,709.0	1,705.9
Other long-term assets	229.5	229.3

Total assets	$4,727.5	$4,720.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$38.8	$31.6
Finance payables	10.6	10.5
Accrued liabilities	218.9	326.4
Deferred revenue	1,039.3	1,038.6

Total current liabilities	1,307.6	1,407.1
Long-term deferred revenue	949.3	936.7
Long-term borrowings	1,304.1	1,306.0
Other long-term liabilities	248.1	252.0

Total liabilities	3,809.1	3,901.8

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 1.0 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 600.0 shares authorized, 249.1 shares issued	2.5	2.5
Additional paid-in capital	1,300.5	1,060.8
Retained earnings	3,628.8	3,576.3
Accumulated other comprehensive income	31.0	32.0

	4,962.8	4,671.6
Treasury stock, at cost (107.6 and 105.2 shares)	(4,044.4)	(3,853.1)

Total stockholders’ equity	918.4	818.5

Total liabilities and stockholders’ equity	$4,727.5	$4,720.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data)

(Unaudited)

	Quarter Ended June 30,
	2013	2012
Revenue:
License	$141.0	$171.6
Maintenance	289.3	278.8
Professional services	53.3	54.0

Total revenue	483.6	504.4

Operating expenses:
Cost of license revenue	40.1	39.2
Cost of maintenance revenue	51.5	50.9
Cost of professional services revenue	49.2	57.7
Selling and marketing expenses	146.5	164.9
Research and development expenses	43.0	42.2
General and administrative expenses	73.3	63.0
Amortization of intangible assets	10.3	12.6

Total operating expenses	413.9	430.5

Operating income	69.7	73.9

Other income (expense), net:
Interest and other income, net	0.8	2.4
Interest expense	(15.0)	(10.2)
Gain (loss) on investments, net	0.2	(0.4)

Total other expense, net	(14.0)	(8.2)

Earnings before income taxes	55.7	65.7
Provision for income taxes	3.2	11.6

Net earnings	$52.5	$54.1

Basic earnings per share	$0.37	$0.34

Diluted earnings per share	$0.36	$0.33

Shares used in computing basic earnings per share	142.2	160.4

Shares used in computing diluted earnings per share	145.2	163.8

Net earnings	$52.5	$54.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax benefit of $1.0 and $1.7, respectively	(1.4)	(29.2)
Unrealized gain (loss) on available-for-sale securities, net of tax provision (benefit) of $0 and ($0.2), respectively	0.5	(0.4)
Unrealized loss on cash flow hedge, net of tax benefit of $0	(0.1)	—

Total other comprehensive loss	(1.0)	(29.6)

Total comprehensive income	$51.5	$24.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$52.5	$54.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57.4	57.9
Deferred income tax provision	1.1	1.4
Share-based compensation expense	40.0	37.6
Other non-cash items	0.6	0.7
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	114.9	103.4
Trade finance receivables	61.7	72.8
Prepaid and other current assets	7.5	10.0
Other long-term assets	1.5	3.1
Accrued and other current liabilities	(81.8)	(88.3)
Deferred revenue	20.5	(26.5)
Other long-term liabilities	(6.5)	(4.1)
Other operating assets and liabilities	(2.3)	(2.5)

Net cash provided by operating activities	267.1	219.6

Cash flows from investing activities:
Proceeds from maturities of investments	42.3	12.0
Proceeds from sales of investments	7.9	8.7
Purchases of investments	(8.8)	(65.8)
Cash paid for acquisitions, net of cash acquired	(3.1)	(6.9)
Capitalization of software development costs	(31.5)	(32.0)
Purchases of property and equipment	(5.6)	(7.2)
Other investing activities	—	2.1

Net cash provided by (used in) investing activities	1.2	(89.1)

Cash flows from financing activities:
Purchases of common stock	—	(150.0)
Repurchases of stock to satisfy employee tax withholding obligations	(18.1)	(16.9)
Proceeds from stock options exercised and other	24.5	20.6
Excess tax benefit from share-based compensation expense	2.4	2.9
Repayments of borrowings and capital lease obligations	(3.1)	(2.6)

Net cash provided by (used in) financing activities	5.7	(146.0)

Effect of exchange rate changes on cash and cash equivalents	(10.8)	(15.9)

Net change in cash and cash equivalents	263.2	(31.4)
Cash and cash equivalents, beginning of period	1,379.2	1,496.9

Cash and cash equivalents, end of period	$1,642.4	$1,465.5

Supplemental disclosure of cash flow information:
Cash paid for interest	$19.5	$11.1
Cash paid (received) for income taxes, net of amounts refunded (paid)	$(3.0)	$37.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

BMC SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BMC Software, Inc. and its subsidiaries (collectively, we, us, our, the Company or BMC). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements reflect all normal recurring adjustments necessary to fairly present our financial position and results of operations as of and for the periods presented herein. These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the prior year’s financial information to conform to the current year’s presentation.

Interim results are not necessarily indicative of results for a full year. Our results reflect the seasonality of our business and generally tend to be stronger in the third and fourth quarters of our fiscal year, as compared to the first and second quarters of our fiscal year; however, general economic conditions also have an impact on our business and financial results. These financial statements should be read in conjunction with our annual audited consolidated financial statements for the fiscal year ended March 31, 2013, as filed with the SEC on Form 10-K.

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued guidance requiring new disclosures regarding balance sheet offsetting. This guidance requires entities to disclose the gross amounts of certain recognized financial assets and liabilities, to reconcile these amounts to the net positions recognized in the balance sheet and to provide qualitative disclosures about the rights of offset relating to these financial assets and liabilities. The new disclosure guidance was effective for us in the first quarter of fiscal 2014 and is applicable to our disclosures regarding our foreign currency forward contracts.

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

The fair values of our financial instruments were determined using the following input levels and valuation techniques:

	Valuation	June 30, 2013				March 31, 2013
	Technique	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Cash equivalents
Money-market funds	A	$12.6	$—	$—	$12.6	$0.2	$—	$—	$0.2
United States Treasury securities	A	75.0	—	—	75.0	75.0	—	—	75.0
Short-term and long-term investments
United States Treasury securities	A	59.7	—	—	59.7	102.1	—	—	102.1
Auction rate securities	B	—	—	20.4	20.4	—	—	19.9	19.9
United States government agency bonds	A	—	20.3	—	20.3	—	23.4	—	23.4
Corporate bonds and commercial paper	A	—	39.6	—	39.6	—	36.4	—	36.4
Mutual funds	A	21.7	—	—	21.7	20.9	—	—	20.9
Foreign currency forward contracts	A	—	4.5	—	4.5	—	5.5	—	5.5

Total		$169.0	$64.4	$20.4	$253.8	$198.2	$65.3	$19.9	$283.4

Liabilities
Foreign currency forward contracts	A	$—	$1.9	$—	$1.9	$—	$0.5	$—	$0.5
Interest rate swap	B	—	—	0.4	0.4	—	—	0.3	0.3

Total		$—	$1.9	$0.4	$2.3	$—	$0.5	$0.3	$0.8

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

The following table summarizes the activity in our Level 3 financial instruments for the quarters ended June 30, 2013 and 2012, respectively:

	Quarter Ended June 30,
	2013			2012
	Auction	Interest		Auction
	Rate	Rate		Rate
	Securities	Swap	Total	Securities
		(In millions)
Balance at the beginning of the period	$19.9	$(0.3)	$19.6	$26.9
Redemptions and sales	—	—	—	(7.6)
Change in fair value included in other comprehensive loss	0.5	(0.1)	0.4	(0.6)

Balance at the end of the period	$20.4	$(0.4)	$20.0	$18.7

Investments

Our cash, cash equivalents and investments were comprised of the following:

	June 30, 2013			March 31, 2013
	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
	(In millions)
Measured at fair value:
Available-for-sale
Money-market funds	$12.6	$—	$—	$0.2	$—	$—
United States Treasury securities	75.0	59.7	—	75.0	102.1	—
Auction rate securities	—	—	20.4	—	—	19.9
United States government agency bonds	—	5.0	15.3	—	5.0	18.4
Corporate bonds and commercial paper	—	36.4	3.2	—	24.1	12.3
Trading
Mutual funds	—	—	21.7	—	—	20.9

Total debt and equity investments measured at fair value	87.6	101.1	60.6	75.2	131.2	71.5

Cash on hand	1,494.2	—	—	1,281.8	—	—
Certificates of deposit	60.6	—	—	22.2	—	—

Total cash, cash equivalents and investments	$1,642.4	$101.1	$60.6	$1,379.2	$131.2	$71.5

Amounts included in accumulated other comprehensive loss from available-for-sale securities (pre-tax):
Unrealized losses*	$—	$—	$1.2	$—	$—	$1.7

*	The unrealized losses on available-for-sale securities at June 30, 2013 and March 31, 2013 relate to the auction rate securities.

The following summarizes the underlying contractual maturities of our available-for-sale investments in debt securities at June 30, 2013:

		Fair
	Cost	Value
	(In millions)
Due in one year or less	$176.1	$176.1
Due between one and two years	18.5	18.5
Due after ten years	21.6	20.4

Total	$216.2	$215.0

At June 30, 2013 and March 31, 2013, we held auction rate securities with a par value of $21.6 million and $21.6 million, respectively, which were classified as available-for-sale. The total estimated fair value of our auction rate securities was $20.4 million and $19.9 million at June 30, 2013 and March 31, 2013, respectively. All of these securities are currently rated investment grade by Moody’s or Standard and Poor’s. Auctions for these securities began failing in early 2008 and have continued to fail, resulting in our continuing to hold such securities and the issuers paying interest at the maximum contractual rates. Due to the illiquidity in the auction rate securities market caused by failed auctions, we estimated the fair value of these securities using internally developed models of the expected cash flows of the securities on a discounted basis. These models incorporate assumptions about the expected cash flows of the underlying student loans discounted at an estimate of the rate of return required by investors, which includes an adjustment to reflect a lack of liquidity in the market for these securities. The range of and weighted average discount rates used in our valuation models at June 30, 2013 were 4.5% to 4.8%, and 4.6%, respectively. At March 31, 2013 the range of and weighted average discount rates used in our valuation models were 3.4% to 3.8%, and 3.7%, respectively. Periodically, the issuers of certain of our auction rate securities have redeemed portions of our holdings at par value plus accrued interest. There were no redemptions of available-for-sale auction rate security holdings during the quarter ended June 30, 2013. During the quarter ended June 30, 2012, issuers redeemed available-for-sale auction rate security holdings of $7.6 million par value.

The unrealized loss on our available-for-sale auction rate securities, which had a fair value of $20.4 million at June 30, 2013, was $1.2 million and was recorded in accumulated other comprehensive loss as we believe the decline in fair value of these auction rate securities is temporary. In making this determination, we primarily considered the financial condition and near-term prospects of the issuers, the probability that scheduled cash flows will continue to be made and the likelihood that we would be required to sell the investments before recovery of our cost basis. These available-for-sale auction rate securities have been in an unrealized loss position for greater than twelve months. Because of the uncertainty related to the timing of liquidity associated with these auction rate securities, these securities were classified as long-term investments at June 30, 2013 and March 31, 2013.

Derivative Financial Instruments

We operate globally and are exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of business.

Our foreign currency exposures relate primarily to certain foreign currency denominated assets and liabilities, primarily non-U.S. dollar denominated accounts receivable, cash and intercompany balances held by U.S. dollar functional currency entities. To minimize the risk from changes in foreign currency exchange rates, we have established a program that utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Gains or losses on our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts entered into under this program. These foreign currency forward contracts generally have terms of one month or less and are generally entered into at the prevailing market exchange rate at the end of each month. All foreign currency forward contracts entered into by us are components of hedging programs and are entered into for the sole purpose of hedging an existing exposure, not for speculative or trading purposes. While these foreign currency forward contracts are utilized to hedge foreign currency exposures, they are not formally designated as hedges for accounting purposes, and therefore, the changes in the fair values of these contracts are recognized currently in earnings. We record these foreign currency forward contracts at fair value as either assets or liabilities depending on their net settlement position with each respective counterparty at the balance sheet date.

The fair value of our outstanding foreign currency forward contracts that closed in a gain position at June 30, 2013 and March 31, 2013 was $4.5 million and $5.5 million, respectively, and was recorded within other current assets in our condensed consolidated balance sheets. The fair value of our outstanding foreign currency forward contracts that closed in a loss position at June 30, 2013 and March 31, 2013 was $1.9 million and $0.5 million, respectively, and was recorded within accrued liabilities in our condensed consolidated balance sheets. The notional amounts at contract exchange rates of our foreign currency forward contracts outstanding were:

	Notional Amount
	June 30, 2013	March 31, 2013
	(In millions)
Foreign Currency Forward Contracts (receive United States dollar/pay foreign currency)
Euro	$158.6	$128.3
British pound	21.8	18.8
Chinese yuan renminbi	18.3	16.3
Australian dollar	14.5	12.2
Swiss franc	9.5	10.1
Brazilian real	7.1	3.8
Singapore dollar	6.1	6.7
Danish krone	3.9	5.0
New Zealand dollar	3.9	4.0
Swedish krona	2.9	1.8
South Korean won	2.8	3.0
Norwegian krone	1.9	2.0
Japanese yen	1.5	1.6
Other	2.8	3.4

Total	$255.6	$217.0

Foreign Currency Forward Contracts (pay United States dollar/receive foreign currency)
Israeli shekel	$193.0	$178.1
Indian rupee	9.8	14.7
Other	1.7	—

Total	$204.5	$192.8

Our use of foreign currency forward contracts is intended to principally offset gains and losses associated with foreign currency exposures. Therefore, the notional amounts and currencies underlying our foreign currency forward contracts will fluctuate period to period as they are principally dependent on the balances and currency denomination of monetary assets and liabilities maintained by our global entities. The net effect of the foreign currency forward contracts for the quarters ended June 30, 2013 and 2012, was a loss of $0.4 million and a gain of $6.4 million, respectively, which, after including gains and losses on our foreign currency exposures, resulted in net losses of $0.8 million and $0.4 million, respectively, recorded in interest and other income, net.

In November 2012, we entered into a $200.0 million unsecured term loan due November 2015 (the Term Loan) with variable-rate interest payments (see Note 3). To minimize the impact of changes in interest rates on our interest payments, in November 2012, we also entered into an interest rate swap agreement with a financial institution to swap variable-rate interest payments for fixed-rate interest payments on a notional amount of $200.0 million. The interest rate swap matures in November 2015 and has periodic interest settlements, both consistent with the terms of our Term Loan. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate.

At June 30, 2013 and March 31, 2013, the fair value of our interest rate swap was a liability of $0.4 million and $0.3 million, respectively, and was recorded within other long-term liabilities in our condensed consolidated balance sheets, with the effective portion of the loss recognized in other comprehensive income (loss). There was no hedge ineffectiveness during the quarter ended June 30, 2013. Periodic settlements on the interest rate swap are recorded as interest expense in the condensed consolidated statements of comprehensive income and are reflected within cash flows from operating activities in our condensed consolidated statements of cash flows.

We estimated the fair value of the interest rate swap using an internally developed model of the expected cash flows of the interest payments on a discounted basis. This model incorporates assumptions about the expected cash flows of the interest payments discounted at a market rate, which includes an adjustment to reflect our entity-specific risk. The discount rate used in our valuation model at June 30, 2013 equates to a weighted average of 1.8% and will fluctuate with the U.S. Treasury yield curve in future periods. Significant increases (decreases) in the interest rates used in the valuation would result in increases (decreases) in the fair value of the interest rate swap.

We are exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. In addition, we diversify this risk across several counterparties and utilize netting agreements to mitigate the counterparty credit risk.

We present our foreign currency forward contracts at fair value, netted by currency and counterparty, on the condensed consolidated balance sheets. The process used to calculate the related net asset or net liability is consistent with our master netting arrangements held with the counterparties to our derivative instruments. The gross amounts of recognized assets and liabilities and the respective net assets and liabilities at June 30, 2013 and March 31, 2013 are as follows:

	June 30, 2013			March 31, 2013
		Gross	Net Amounts		Gross	Net Amounts
	Gross	Amounts	Presented	Gross	Amounts	Presented
	Amount of	Offset in the	in the	Amount of	Offset in the	in the
	Recognized	Consolidated	Consolidated	Recognized	Consolidated	Consolidated
	Assets /	Balance	Balance	Assets /	Balance	Balance
	Liabilities	Sheets	Sheets	Liabilities	Sheets	Sheets
			(In millions)
Assets
Foreign currency forward contracts (1)	$309.3	$(304.8)	$4.5	$462.5	$(457.0)	$5.5

Total	$309.3	$(304.8)	$4.5	$462.5	$(457.0)	$5.5

Liabilities
Foreign currency forward contracts (2)	$229.7	$(227.8)	$1.9	$56.4	$(55.9)	$0.5

Total	$229.7	$(227.8)	$1.9	$56.4	$(55.9)	$0.5

(1)	Included within other current assets in the condensed consolidated balance sheets.
(2)	Included within accrued liabilities in the condensed consolidated balance sheets.

Trade Finance Receivables

A substantial portion of our trade finance receivables is transferred to financial institutions on a non-recourse basis. We utilize wholly-owned finance subsidiaries in these finance receivables transfers. These entities are consolidated into our financial position and results of operations. We account for such transfers as sales in accordance with applicable accounting rules pertaining to the transfer of financial assets and the sale of future revenue when we have surrendered control of such receivables (including determining that such assets have been isolated beyond our reach and the reach of our creditors) and when we do not have significant continuing involvement in the generation of cash flows due the financial institutions. During the quarters ended June 30, 2013 and 2012, we transferred $87.8 million and $72.8 million, respectively, of such receivables through these programs. Finance receivables are typically transferred within several months after origination and the outstanding principal balance at the time of transfer typically approximates fair value.

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

For all regions and credit categories, a finance receivable will be specifically reserved once deemed uncollectible. As of June 30, 2013, we held $126.8 million of finance receivables, net of $0.2 million of specific receivables which have been fully reserved. As of March 31, 2013, we held $178.2 million of finance receivables, net of $0.3 million of specific receivables which have been fully reserved.

At June 30, 2013 and March 31, 2013, our finance receivables balances, net of allowances, by region and by class of internal credit rating are as follows:

	North America	EMEA	Asia Pacific	Latin America	Total
	(In millions)
Class 1	$72.8	$14.1	$4.0	$0.5	$91.4
Class 2	3.7	19.6	5.1	2.0	30.4
Class 3	1.5	3.0	—	0.5	5.0

Balance as of June 30, 2013	$78.0	$36.7	$9.1	$3.0	$126.8

	North America	EMEA	Asia Pacific	Latin America	Total
	(In millions)
Class 1	$75.7	$29.9	$2.4	$1.2	$109.2
Class 2	36.8	18.3	8.2	2.0	65.3
Class 3	0.1	2.9	0.2	0.5	3.7

Balance as of March 31, 2013	$112.6	$51.1	$10.8	$3.7	$178.2

Other Financial Instruments

The carrying values and fair values of our fixed-rate debt instruments at June 30, 2013 and March 31, 2013 are as follows:

	June 30, 2013		March 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
	(In millions)
Senior unsecured notes due June 2018 (Level 2)	$299.1	$319.3	$299.1	$350.9
Senior unsecured notes due February 2022 (Level 2)	497.7	507.2	497.6	517.9
Senior unsecured notes due December 2022 (Level 2)	297.8	300.1	297.8	316.8

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

(3) Long-Term Borrowings

Long-term borrowings at June 30, 2013 and March 31, 2013 consisted of:

	June 30,	March 31,
	2013	2013
	(In millions)
Senior unsecured notes due June 2018 (net of $0.9 million and $0.9 million of unamortized discount at June 30, 2013 and March 31, 2013, respectively)	$299.1	$299.1
Senior unsecured notes due February 2022 (net of $2.3 million and $2.4 million of unamortized discount at June 30, 2013 and March 31, 2013, respectively)	497.7	497.6
Senior unsecured notes due December 2022 (net of $2.2 million and $2.2 million of unamortized discount at June 30, 2013 and March 31, 2013, respectively)	297.8	297.8
Term Loan due November 2015	200.0	200.0
Capital leases and other obligations	33.4	36.0

Total	1,328.0	1,330.5
Less current maturities of capital leases and other obligations (included in accrued liabilities)	(23.9)	(24.5)

Long-term borrowings	$1,304.1	$1,306.0

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

The above senior unsecured notes contain provisions for a put option upon a change of control, requiring us to offer to purchase the senior notes at 101% of principal plus accrued and unpaid interest. In June 2013, we solicited and received consents relating to our senior unsecured notes due June 2018, to amend the definition of “change in control” to exclude the Merger (discussed in Note 10). In July 2013, we commenced a tender offer and consent solicitation to purchase for cash any and all of our issued and outstanding senior unsecured notes due February 2022 and our senior unsecured notes due December 2022 for total consideration of 101.5% of the principal amount plus accrued interest, and to obtain consent from holders of these senior unsecured notes to amend the definition of “change in control” to exclude the Merger (discussed in Note 10). To receive the total consideration offered under the tender offer, holders of the senior unsecured notes must tender their notes and deliver their consents for the amendment to the definition of “change in control” by July 31, 2013. Holders that tender after July 31, 2013 will be entitled to 99% of the principal amount plus accrued interest. On August 1, 2013, the Company announced that it had received the requisite consents in the solicitations and had amended the indentures governing its senior unsecured notes due February 2022 and its senior unsecured notes due December 2022 to amend the definition of “change of control” to exclude the Merger. All consent and tender payments will be made at closing of the Merger.

All of the above senior unsecured notes also contain provisions for early redemption, at our option, at an amount equal to the greater of 100% of the principal amount to be redeemed or the sum of the present values of the remaining principal and interest payments discounted to the redemption date.

In November 2012, we entered into a $200.0 million unsecured term loan agreement, due November 2015, with an institutional lender. Net proceeds to us after issuance costs amounted to $199.6 million. The Term Loan bears interest at a variable rate equal to the one-month LIBOR plus 1.625%, based upon our current debt rating, payable monthly. We concurrently entered into an interest rate swap agreement to hedge the variability of cash interest payments due to changes in the LIBOR benchmark interest rate, fixing our interest rate at 2.033%. The Term Loan may be prepaid at our option any time after the second anniversary of the closing date, or in the case of a change in control event may be prepaid prior to the second anniversary of the closing date, at the principal amount plus a 0.50% premium.

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of our senior unsecured notes due June 2018 or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of our senior notes due June 2018 for interest periods of one, two, three or six months. As of June 30, 2013 and through August 5, 2013, we have not borrowed any funds under the Credit Facility.

The above credit facilities are subject to covenants limiting, among other things, the creation of liens securing indebtedness and sale-leaseback transactions. At June 30, 2013, we were in compliance with all debt covenants.

(4) Income Taxes

Income tax expense was $3.2 million and $11.6 million for the quarters ended June 30, 2013 and 2012, respectively, resulting in effective tax rates of 5.7% and 17.7%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarters ended June 30, 2013 and 2012, the overall favorable effects of foreign tax rates on our effective tax rate were 16.1% and 13.4% of pre-tax earnings, respectively. Our effective tax rate could fluctuate on a quarterly basis and could be adversely affected to the extent forecasted earnings for the year are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates. During the quarter ended June 30, 2013, our effective tax rate was favorably impacted 14.6% by net tax benefits associated with releases and tax authority settlements related to prior years’ tax matters.

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

(5) Share-Based Compensation

During the quarter ended June 30, 2013, we granted 1.4 million time-based nonvested stock units at a weighted average grant date fair value of $45.40 to non-executive employees. Time-based nonvested stock units primarily vest in annual increments over one or three years.

During the quarter ended June 30, 2013, we issued 0.9 million shares of common stock related to exercises of stock options and 1.2 million shares of common stock related to vesting of nonvested stock units.

At June 30, 2013, we had approximately $231.1 million of total unrecognized compensation costs related to share-based awards that are scheduled to be recognized as expense over a remaining weighted-average period of 2.1 years.

Share-based compensation expense as recorded in our condensed consolidated statements of comprehensive income is summarized as follows:

	Quarter Ended June 30,
	2013	2012
	(In millions)
Cost of license revenue	$2.2	$1.5
Cost of maintenance revenue	3.3	4.4
Cost of professional services revenue	1.8	1.5
Selling and marketing expenses	12.5	13.9
Research and development expenses	6.9	3.3
General and administrative expenses	13.3	13.0

Total share-based compensation expense	$40.0	$37.6

(6) Stockholders’ Equity

Earnings Per Share

The two-class method is utilized for the computation of earnings per share (EPS). The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Income allocated to these participating securities is excluded from net earnings allocated to common shares. There were no participating securities outstanding during the quarters ended June 30, 2013 and 2012.

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

The following table summarizes our basic and diluted EPS computations for the quarters ended June 30, 2013 and 2012:

	Quarter Ended June 30,
	2013	2012
	(In millions, except per share data)
Basic earnings per share:
Net earnings allocated to common shares	$52.5	$54.1

Weighted average number of common shares outstanding	142.2	160.4

Basic earnings per share	$0.37	$0.34

Diluted earnings per share:
Net earnings allocated to common shares	$52.5	$54.1

Weighted average number of common shares outstanding	142.2	160.4
Incremental shares from assumed conversions of share-based awards	3.0	3.4

Adjusted weighted average number of common shares outstanding	145.2	163.8

Diluted earnings per share	$0.36	$0.33

For the quarters ended June 30, 2013 and 2012, 0.3 million and 1.7 million weighted average potential common shares, respectively, have been excluded from the calculation of diluted EPS as they were anti-dilutive.

Treasury Stock

Our Board of Directors has authorized a total of $6.0 billion to repurchase common stock under a common stock repurchase program. On November 23, 2012, we entered into an accelerated share repurchase agreement (the ASR) to repurchase $750.0 million of our common stock under this program. Under the terms of the ASR, we paid $750.0 million to a financial institution and initially received 13.1 million shares of common stock, or 70% of the number of shares to be repurchased if such shares were repurchased at a price equal to the closing price of our common stock on November 23, 2012. The fair market value of the 13.1 million shares initially delivered was approximately $525.0 million and was included in treasury stock, reducing the weighted average number of basic and diluted common shares used to calculate EPS. The remaining $225.0 million was included in additional paid-in capital (APIC) in our consolidated balance sheet at March 31, 2013.

During the quarter ended June 30, 2013, the ASR repurchase period ended, and the Company received approximately 4.1 million additional shares from the financial institution which were included in treasury stock, reducing the weighted average number of basic and diluted common shares used to calculate EPS. As part of the final settlement of the ASR, the $225.0 million initially included in APIC was reclassified to treasury stock in our condensed consolidated balance sheet at June 30, 2013.

During the quarter ended June 30, 2013, there were no share repurchases under the Board authorizations; however, we repurchased 0.4 million shares for $18.1 million to satisfy employee tax withholding obligations upon the vesting of share-based awards. At June 30, 2013, approximately $700.2 million remains authorized in the stock repurchase program, which does not have an expiration date.

Shareholder Rights Agreement

On May 12, 2012, our Board of Directors authorized and declared a dividend of one preferred share purchase right (a Right) for each outstanding common share through a shareholder rights agreement (the Rights Agreement). Each Right, once exercisable, represents the right to purchase one one-thousandth of a series B junior participating preferred share, par value $0.01, for $180, or an equivalent value of common shares determined at 50% of the then-current market price of BMC’s common stock, provided sufficient common shares are then unissued. The Rights become exercisable in the event any individual person or entity (including the ownership of their related affiliates) acquires 10% or more of the outstanding share capital of the Company without the approval of BMC’s Board of Directors, and until such time are inseparable from and trade with BMC’s common stock. The Rights have a de minimis fair value and are accounted for as a component of stockholders’ equity.

The Rights Agreement was amended on May 4, 2013 to, among other things, stipulate that the Rights will not become exercisable by virtue of the Merger Agreement (discussed in Note 10) or consummation of the Merger. The Rights Agreement was further amended on May 10, 2013, to extend the expiration date of the Rights Agreement to February 11, 2014.

On July 24, 2013, in connection with the execution of the Amendment (discussed in Note 10) and certain agreements providing for the Elliott Rollover (the Elliott Rollover Agreements), the Company entered into Amendment No. 3 (the Rights Agreement Amendment No. 3) to the Rights Agreement. Among other things, the Rights Agreement Amendment No. 3 provides that the Rights will not become exercisable, and none of Parent, Merger Sub, the Sponsors, Elliott, Elliott International, L.P. or any of the foregoing persons’ affiliates or associates will become an Acquiring Person (as defined in the Rights Agreement) by reason of (i) the execution of the Amendment or the consummation of any of the transactions contemplated by the Merger Agreement (as amended by the Amendment) or (ii) the execution of the Elliott Rollover Agreements or the consummation of any of the transactions contemplated thereby.

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

We also had outstanding letters of credit, performance bonds and similar instruments at June 30, 2013 of approximately $48.4 million primarily in support of performance obligations to various customers, but also related to facilities and other obligations.

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

We are currently litigating a matter in Brazilian courts as to whether a tax applies to the remittance of software payments from our Brazilian operations. In February 2007, a law was enacted that clarified that this particular tax did not apply to the remittance of software payments, retroactive to January 1, 2006. We continue to pursue a favorable resolution on this matter for years prior to January 1, 2006. While we believe we will ultimately prevail based on the merits of our position, if we do not, we could incur a charge of up to approximately $10 million based on current foreign currency exchange rates; however, we cannot predict the timing or ultimate outcome of this matter.

We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Taking into account accruals recorded by us, we believe the likelihood of a material adverse effect on our financial statements resulting from any of these matters is remote.

(8) Segment Reporting

During the quarters ended June 30, 2013 and 2012, we were organized into two primary business units, Enterprise Service Management (ESM) and Mainframe Service Management (MSM). ESM derives its revenue from our performance management, automation, IT service management, and Atrium solution suites (collectively, ESM-Solutions), along with professional services revenue derived from consulting, implementation, integration and educational services related principally to the delivery of our ESM solutions (ESM-Services). MSM derives its revenue from solution suites for mainframe data and performance management and enterprise workload automation.

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

Our measure of segment operating income does not include the effect of share-based compensation expenses, amortization of acquired technology and other intangible assets, the costs associated with severance, exit costs and other restructuring charges, proxy contest costs or merger-related costs, which are collectively included in unallocated operating expenses below. Assets and liabilities are reviewed by management at the consolidated level only.

The following tables summarize segment performance for the quarters ended June 30, 2013 and 2012:

	Enterprise			Mainframe
	Service			Service
	Management			Management	Consolidated
Quarter Ended June 30, 2013	Solutions	Services	Total
	(In millions)
Revenue:
License	$72.0	$—	$72.0	$69.0	$141.0
Maintenance	165.5	—	165.5	123.8	289.3
Professional services	—	53.3	53.3	—	53.3

Total revenue	237.5	53.3	290.8	192.8	483.6
Direct and allocated indirect segment operating expenses:	197.1	50.5	247.6	80.8	328.4

Segment operating income	40.4	2.8	43.2	112.0	155.2

Unallocated operating expenses					(85.5)
Other expense, net					(14.0)

Earnings before income taxes					$55.7

	Enterprise			Mainframe
	Service			Service
	Management			Management	Consolidated
Quarter Ended June 30, 2012	Solutions	Services	Total
	(In millions)
Revenue:
License	$97.1	$—	$97.1	$74.5	$171.6
Maintenance	156.5	—	156.5	122.3	278.8
Professional services	—	54.0	54.0	—	54.0

Total revenue	253.6	54.0	307.6	196.8	504.4
Direct and allocated indirect segment operating expenses:	214.3	61.7	276.0	80.4	356.4

Segment operating income (loss)	39.3	(7.7)	31.6	116.4	148.0

Unallocated operating expenses					(74.1)
Other expense, net					(8.2)

Earnings before income taxes					$65.7

We are in the process of reorganizing our ESM and MSM product development, sales and marketing and maintenance and support organizations into a single organization. We are currently evaluating our reportable segments for the remainder of fiscal 2014 pending completion of this reorganization.

(9) Severance and Other Restructuring Charges

During the fourth quarter of fiscal 2013, we conducted a company-wide operational review to streamline our operations and reallocate resources to strategic areas of our business. The operational review resulted in workforce reductions in business unit and corporate functions and geographies in which we operate, as well as asset impairments.

Activity within the accrual for severance and related costs during the quarter ended June 30, 2013 resulting from this initiative is summarized as follows:

	Balance at	Charged to	Adjustments	Cash	Balance at
	March 31, 2013	Expense	to Estimates	Payments	June 30, 2013
	(In millions)
Severance and related costs	$19.8	$10.0	$(0.7)	$(23.8)	$5.3

Severance and related costs charged to expense, net of adjustments to estimates, related to this initiative during the quarter ended June 30, 2013 were primarily recorded within selling and marketing expenses, research and development expenses and general and administrative expenses in the amounts of $5.4 million, $1.3 million and $1.4 million, respectively. The accruals for severance and related costs at June 30, 2013 represent the amounts to be paid related to severance for employees that have been terminated or identified for termination as a result of the initiatives described above. These amounts are expected to be paid during the remainder of fiscal 2014. We estimate that an additional charge of up to $3 million for severance and related costs will be incurred primarily in the second quarter of fiscal 2014, at which time this initiative will be substantially complete. We continue to review the impact of these actions and will determine if, based on future operating results, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.

(10) Merger Agreement

On May 6, 2013, BMC entered into an Agreement and Plan of Merger (as amended, the Merger Agreement) pursuant to which it will be acquired by Boxer Parent Company Inc. (Parent), a Delaware corporation affiliated with affiliates of investment funds advised by Bain Capital, LLC, Golden Gate Private Equity, Inc., Insight Venture Management, LLC, a company affiliated with GIC Special Investments Pte Ltd and Elliott Associates, L.P. (together, the Sponsors), through a merger of a wholly-owned subsidiary of Parent (Merger Sub) with and into the Company (the Merger). The Merger Agreement provides that, subject to the terms and conditions thereof, at the effective time of the Merger (the Effective Time), each outstanding share of common stock of the Company, other than certain excluded shares, will cease to be outstanding and will be converted into the right to receive $46.25 in cash, without interest (the Merger Consideration).

On July 24, 2013, the Board provided its consent (the “Company Consent”) to a rollover contribution by Elliott, a current stockholder of the Company, to Parent of approximately $137 million (the “Elliott Rollover”) at a price which represents a premium to the investment price paid by the Sponsors. In connection with the Company Consent, Parent, Merger Sub and the Company entered into Amendment No. 1 to the Merger Agreement (the Amendment). The Amendment provides that the Company has the right to revoke the Company Consent and terminate Elliott’s rights and obligations to the Company with respect to the Elliott Rollover, in the event (i) the Elliott Rollover will or would reasonably be expected to result in a non-de minimis delay of the consummation of the transactions contemplated by the Merger Agreement or (ii) the equity commitment letter entered into by Elliott in connection with the Elliott Rollover is terminated under certain specified circumstances.

Also on July 24, 2013, BMC’s stockholders approved a proposal to adopt the Merger Agreement.

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

BMC has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (1) to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time and (2) not to engage in certain types of transactions during this period unless agreed to by Parent.

The Merger Agreement contains certain termination rights for the Company and Parent, including the right for either party to terminate the Merger Agreement if the Merger is not consummated by November 6, 2013, which date will be extended to February 6, 2014 in the event that on November 6, 2013, all conditions to the closing of the Merger have been satisfied or waived other than the antitrust and governmental approvals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is important that this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) be read in conjunction with: (i) the attached unaudited condensed consolidated financial statements and notes thereto, (ii) the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2013, and (iii) our discussion of risks and uncertainties included within the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2013.

This MD&A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events. Such forward-looking statements are based on management’s reasonable current assumptions and expectations. Numerous important factors, risks and uncertainties, including but not limited to those summarized under Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2013, affect our operating results and could cause our actual results, levels of activity, performance or achievement to differ materially from the results expressed or implied by these or any other forward-looking statements made by us or on our behalf. There can be no assurance that future results will meet expectations.

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

On May 6, 2013, BMC entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which it will be acquired by Boxer Parent Company Inc. (Parent), a Delaware corporation formed by affiliates of investment funds advised by Bain Capital, LLC, Golden Gate Private Equity, Inc. and Insight Venture Management, LLC, and an entity affiliated with GIC Special Investments Pte Ltd (together, the Sponsors), through a merger of a wholly-owned subsidiary of Parent (Merger Sub) with and into the Company (the Merger).

On July 24, 2013, the Board provided its consent (the “Company Consent”) to a rollover contribution by Elliott, a current stockholder of the Company, to Parent of approximately $137 million (the “Elliott Rollover”) at a price which represents a premium to the investment price paid by the Sponsors. In connection with the Company Consent, Parent, Merger Sub and the Company entered into Amendment No. 1 to the Merger Agreement (the Amendment). The Amendment provides that the Company has the right to revoke the Company Consent and terminate Elliott’s rights and obligations to the Company with respect to the Elliott Rollover, in the event (i) the Elliott Rollover will or would reasonably be expected to result in a non-de minimis delay of the consummation of the transactions contemplated by the Merger Agreement or (ii) the equity commitment letter entered into by Elliott in connection with the Elliott Rollover is terminated under certain specified circumstances.

Also on July 24, 2013, BMC’s stockholders approved a proposal to adopt the Merger Agreement.

Overview

A summary of select operating metrics for the quarter ended June 30, 2013 is as follows:

•

Total bookings, which represent the contract value of new transactions that we closed and recorded, were $496.9 million for the quarter, representing an increase of $26.6 million, or 5.7%, over the prior year quarter.

•

Total license bookings were $90.7 million for the quarter, representing a decrease of $37.2 million, or 29.1%, from the prior year quarter. During the quarter, we closed nine transactions with license bookings over $1 million (with total license bookings of $29.5 million) compared to 21 transactions with license bookings over $1 million (with total license bookings of $53.8 million) in the prior year quarter.

•

Within our ESM-Solutions segment, where we evaluate performance on the basis of license bookings, total license bookings for the quarter decreased by $36.0 million, or 40.4%, from the prior year quarter. Overall, we attribute this decrease to a combination of difficult macroeconomic conditions, short-term impacts related to the implementation of a corporate reorganization announced in the fourth quarter of fiscal 2013 and the announcement of the Merger Agreement on May 6, 2013.

•

Within our MSM segment, where we evaluate performance based on total and annualized bookings, total bookings for the trailing twelve months ended June 30, 2013 increased by $75.9 million, or 9.8%, and on an annualized basis, after normalizing for contract length, increased by $12.7 million, or 4.8%, as compared to the prior year period. These trailing twelve months increases were attributable primarily to the timing of transaction renewal cycles. Over the trailing 36 months ended June 30, 2013, total MSM bookings increased by $56.7 million, or 2.2%, and on an annualized basis, after normalizing for contract length, increased by $13.8 million, or 1.7%, as compared to the prior year period.

•

Total revenue for the quarter was $483.6 million, representing a decrease of $20.8 million, or 4.1%, from the prior year quarter. This decrease was reflective of decreases of $30.6 million, or 17.8%, and $0.7 million, or 1.3%, in license and professional services revenue, respectively, partially offset by an increase of $10.5 million, or 3.8%, in maintenance revenue. On a segment basis, ESM-Solutions revenue for the quarter decreased by $16.1 million, or 6.3%, ESM-Services revenue decreased by $0.7 million, or 1.3%, and MSM revenue decreased by $4.0 million, or 2.0%, as compared to the prior year quarter.

•

Operating income for the quarter was $69.7 million, representing a decrease of $4.2 million, or 5.7%, from the prior year quarter. Non-GAAP operating income for the quarter was $155.2 million, representing an increase of $7.2 million, or 4.9%, over the prior year quarter.

•

Net earnings for the quarter were $52.5 million, representing a decrease of $1.6 million, or 3.0%, from the prior year quarter. Non-GAAP net earnings for the quarter were $111.5 million, representing an increase of $5.6 million, or 5.3%, over the prior year quarter.

•

Diluted earnings per share for the quarter was $0.36, representing an increase of $0.03 per share, or 9.1%, over the prior year quarter. Non-GAAP diluted earnings per share was $0.77, representing an increase of $0.12 per share, or 18.5%, over the prior year quarter.

•

Cash flows from operations for the quarter ended June 30, 2013 were $267.1 million, representing an increase of $47.5 million, or 21.6%, over the prior year period. We closed out the quarter with a solid balance sheet at June 30, 2013, including $1.8 billion in cash, cash equivalents and investments and $2.0 billion in deferred revenue.

During the fourth quarter of fiscal 2013, we conducted a company-wide operational review to streamline our operations and reallocate resources to strategic areas of our business. Severance and related costs charged to expense related to this initiative during the quarter ended June 30, 2013 were $10.0 million. We estimate that an additional charge of up to $3 million for severance and related costs will be incurred primarily in the second quarter of fiscal 2014, at which time this initiative will be substantially complete. While we estimate that the above workforce reductions will result in fiscal 2014 operating expense savings, we anticipate that these expense reductions will be substantially offset in fiscal 2014 by incremental personnel-related expenses, mostly due to headcount growth in other strategic areas of our business.

We continue to enhance shareholder value by returning cash to shareholders through our stock repurchase program. In November 2012, we entered into an accelerated share repurchase agreement to repurchase $750.0 million of our common stock under this program. Initial shares received under this repurchase agreement were 13.1 million, for a total value of $525.0 million. During the quarter ended June 30, 2013, the ASR repurchase period ended, and the Company received approximately 4.1 million additional shares from the financial institution. No additional repurchases were made during the quarter ended June 30, 2013.

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

	Percentage of Total Revenue for the Quarter Ended June 30,
	2013	2012
Revenue:
License	29.2%	34.0%
Maintenance	59.8%	55.3%
Professional services	11.0%	10.7%
Total revenue	100.0%	100.0%
Operating expenses:
Cost of license revenue	8.3%	7.8%
Cost of maintenance revenue	10.6%	10.1%
Cost of professional services revenue	10.2%	11.4%
Selling and marketing expenses	30.3%	32.7%
Research and development expenses	8.9%	8.4%
General and administrative expenses	15.2%	12.5%
Amortization of intangible assets	2.1%	2.5%
Total operating expenses	85.6%	85.3%
Operating income	14.4%	14.7%
Other expense, net	(2.9)%	(1.6)%
Earnings before income taxes	11.5%	13.0%
Provision for income taxes	0.7%	2.3%
Net earnings	10.9%	10.7%

Revenue

The following tables provide information regarding software license and software maintenance revenue for the quarters ended June 30, 2013 and 2012:

	Quarter Ended June 30,
Software License Revenue	2013	2012	% Change
	(In millions)
Enterprise Service Management	$72.0	$97.1	(25.8)%
Mainframe Service Management	69.0	74.5	(7.4)%

Total software license revenue	$141.0	$171.6	(17.8)%

	Quarter Ended June 30,
Software Maintenance Revenue	2013	2012	% Change
	(In millions)
Enterprise Service Management	$165.5	$156.5	5.8%
Mainframe Service Management	123.8	122.3	1.2%

Total software maintenance revenue	$289.3	$278.8	3.8%

	Quarter Ended June 30,
Total Software Revenue	2013	2012	% Change
	(In millions)
Enterprise Service Management	$237.5	$253.6	(6.3)%
Mainframe Service Management	192.8	196.8	(2.0)%

Total software revenue	$430.3	$450.4	(4.5)%

Software License Revenue

License revenue for the quarter ended June 30, 2013 was $141.0 million, a decrease of $30.6 million, or 17.8%, from the prior year quarter. This decrease was attributable to decreases in ESM and MSM license revenue, as further discussed below. Recognition of license revenue that was deferred in prior periods decreased $3.1 million for the quarter ended June 30, 2013 as compared to the prior year quarter. Of the license revenue transactions recorded, the percentage of license revenue recognized upfront was 52% in the current quarter as compared to 58% in the prior year quarter.

ESM license revenue was $72.0 million, or 51.1%, and $97.1 million, or 56.6%, of our total license revenue for the quarters ended June 30, 2013 and 2012, respectively. ESM license revenue for the quarter ended June 30, 2013 decreased by $25.1 million, or 25.8%, from the prior year quarter, due to a $23.5 million reduction in upfront license revenue recognized in connection with new transactions and a $1.6 million decrease in the recognition of previously deferred license revenue. The decrease in upfront license revenue recognized in the quarter ended June 30, 2013 was attributable to a decrease in license transaction bookings, partially offset by a higher percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms.

MSM license revenue was $69.0 million, or 48.9%, and $74.5 million, or 43.4%, of our total license revenue for the quarters ended June 30, 2013 and 2012, respectively. MSM license revenue for the quarter ended June 30, 2013 decreased by $5.5 million, or 7.4%, from the prior year quarter, due to a $4.0 million reduction in upfront license revenue recognized in connection with new transactions and a $1.5 million decrease in the recognition of previously deferred license revenue. The decrease in upfront license revenue recognized in the quarter ended June 30, 2013 was attributable to a lower percentage of license transaction bookings that were recognized as revenue upfront rather than ratably over the underlying contractual maintenance terms as well as a decrease in license transaction bookings.

Deferred License Revenue

For the quarters ended June 30, 2013 and 2012, our recognized license revenue was impacted by the changes in our deferred license revenue balance as follows:

	Quarter Ended June 30,
	2013	2012
	(In millions)
Deferrals of license revenue	$43.1	$53.5
Recognition from deferred license revenue	(91.4)	(94.5)
Impact of foreign currency exchange rate changes	(2.0)	(2.7)

Net decrease in deferred license revenue	$(50.3)	$(43.7)

Deferred license revenue balance at end of period	$643.7	$647.0

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

Once it is determined that license revenue for a particular contract must be deferred, based on the contractual terms and application of revenue recognition policies to those terms, we recognize such license revenue either ratably over the term of the contract or when the revenue recognition criteria are met. Because of this, we generally know the timing of the subsequent recognition of license revenue at the time of deferral. Therefore, the amount of license revenue to be recognized from the deferred revenue balance in each future quarter is generally predictable. At June 30, 2013, the deferred license revenue balance was $643.7 million. Estimated future recognition from deferred license revenue at June 30, 2013 is (in millions):

Remainder of fiscal 2014	$236.9
Fiscal 2015	191.5
Fiscal 2016 and thereafter	215.3

$643.7

Software Maintenance Revenue

Maintenance revenue for the quarter ended June 30, 2013 was $289.3 million, an increase of $10.5 million, or 3.8%, over the prior year quarter, due to an increase in ESM and MSM maintenance revenue, as discussed below. Maintenance revenue included revenue from our SaaS offerings, which is included in our ESM segment, of $11.1 million and $5.6 million for the quarters ended June 30, 2013 and 2012, respectively.

ESM maintenance revenue was $165.5 million, or 57.2%, and $156.5 million, or 56.1%, of our total maintenance revenue for the quarters ended June 30, 2013 and 2012, respectively. ESM maintenance revenue for the quarter ended June 30, 2013 increased by $9.0 million, or 5.8%, over the prior year quarter.

MSM maintenance revenue was $123.8 million, or 42.8%, and $122.3 million, or 43.9%, of our total maintenance revenue for the quarters ended June 30, 2013 and 2012, respectively. MSM maintenance revenue for the quarter ended June 30, 2013 increased by $1.5 million, or 1.2%, over the prior year quarter.

Deferred Maintenance Revenue

At June 30, 2013, the deferred maintenance revenue balance was $1.3 billion. Estimated future recognition from deferred maintenance revenue at June 30, 2013 is (in millions):

Remainder of fiscal 2014	$608.4
Fiscal 2015	356.1
Fiscal 2016 and thereafter	347.1

$1,311.6

Domestic vs. International Revenue

	Quarter Ended June 30,
	2013	2012	% Change
	(In millions)
License:
Domestic	$61.2	$77.7	(21.2)%
International	79.8	93.9	(15.0)%

Total license revenue	141.0	171.6	(17.8)%

Maintenance:
Domestic	161.8	154.4	4.8%
International	127.5	124.4	2.5%

Total maintenance revenue	289.3	278.8	3.8%

Professional services:
Domestic	25.7	24.4	5.3%
International	27.6	29.6	(6.8)%

Total professional services revenue	53.3	54.0	(1.3)%

Total domestic revenue	248.7	256.5	(3.0)%
Total international revenue	234.9	247.9	(5.2)%

Total revenue	$483.6	$504.4	(4.1)%

We estimate that foreign currency exchange rate fluctuations caused an approximate $2 million decrease in our international revenue for the quarter ended June 30, 2013 as compared to the prior year quarter.

Domestic License Revenue

Domestic license revenue was $61.2 million, or 43.4%, and $77.7 million, or 45.3%, of our total license revenue for the quarters ended June 30, 2013 and 2012, respectively. Domestic license revenue for the quarter ended June 30, 2013 decreased by $16.5 million, or 21.2%, from the prior year quarter, due to a $13.4 million decrease in ESM license revenue and a $3.1 million decrease in MSM license revenue.

International License Revenue

International license revenue was $79.8 million, or 56.6%, and $93.9 million, or 54.7%, of our total license revenue for the quarters ended June 30, 2013 and 2012, respectively.

International license revenue for the quarter ended June 30, 2013 decreased by $14.1 million, or 15.0%, from the prior year quarter, due to an $11.7 million decrease in ESM license revenue and a $2.4 million decrease in MSM license revenue. The ESM license revenue decrease was attributable to decreases of $7.7 million, $2.7 million and $2.3 million in our Europe, Middle East and Africa (EMEA), Canada and Asia Pacific markets, respectively, partially offset by an increase of $1.0 million in our Latin America market. The MSM license revenue decrease was attributable to a $1.3 million decrease in our EMEA market and a combined decrease of $1.1 million in our other international markets.

Domestic Maintenance Revenue

Domestic maintenance revenue was $161.8 million, or 55.9%, and $154.4 million, or 55.4%, of our total maintenance revenue for the quarters ended June 30, 2013 and 2012, respectively. Domestic maintenance revenue for the quarter ended June 30, 2013 increased by $7.4 million, or 4.8%, over the prior year quarter, due to a $6.6 million increase in ESM maintenance revenue and a $0.8 million increase in MSM maintenance revenue.

International Maintenance Revenue

International maintenance revenue was $127.5 million, or 44.1%, and $124.4 million, or 44.6%, of our total maintenance revenue for the quarters ended June 30, 2013 and 2012, respectively.

International maintenance revenue for the quarter ended June 30, 2013 increased by $3.1 million, or 2.5%, over the prior year quarter, due to a $2.3 million increase in ESM maintenance revenue and a $0.8 million increase in MSM maintenance revenue. The ESM maintenance revenue increase was attributable primarily to an increase of $1.5 million in our EMEA market.

Professional Services Revenue

Professional services revenue for the quarter ended June 30, 2013 decreased slightly, which is reflective of a $2.0 million, or 6.8%, decrease in international professional services revenue, partially offset by a $1.3 million, or 5.3%, increase in domestic professional services revenue. This decrease was attributable primarily to decreases in implementation and consulting revenue, partially offset by an increase in education services revenue period over period.

Operating Expenses

	Quarter Ended June 30,
	2013	2012	% Change
	(In millions)
Cost of license revenue	$40.1	$39.2	2.3%
Cost of maintenance revenue	51.5	50.9	1.2%
Cost of professional services revenue	49.2	57.7	(14.7)%
Selling and marketing expenses	146.5	164.9	(11.2)%
Research and development expenses	43.0	42.2	1.9%
General and administrative expenses	73.3	63.0	16.3%
Amortization of intangible assets	10.3	12.6	(18.3)%

Total operating expenses	$413.9	$430.5	(3.9)%

We estimate that foreign currency exchange rate fluctuations caused an approximate $1 million decrease in our international operating expenses for the quarter ended June 30, 2013 as compared to the prior year quarter.

Cost of License Revenue

Cost of license revenue consists primarily of the amortization of capitalized software costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses. For the quarters ended June 30, 2013 and 2012, cost of license revenue was $40.1 million, or 8.3%, and $39.2 million, or 7.8%, of total revenue, respectively, and 28.4% and 22.8% of license revenue, respectively.

Cost of license revenue for the quarter ended June 30, 2013 increased by $0.9 million, or 2.3%, over the prior year quarter. This increase was attributable primarily to a $4.4 million increase in the amortization of capitalized software development costs, partially offset by a $3.1 million decrease in the amortization of acquired technology. The increase in the amortization of capitalized software development costs is related to an increase in the amount of costs capitalized in prior periods related to development activities and represents an increased investment in software development. The decrease in amortization of acquired technology was attributable to a reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized, partially offset by an increase in amortization associated with intangible assets acquired in connection with our fiscal 2013 acquisitions.

Cost of Maintenance Revenue

Cost of maintenance revenue consists primarily of the costs associated with customer support and research and development personnel that provide maintenance, enhancement and support services to our customers, as well as internal and third party infrastructure hosting and support costs associated with our SaaS offerings. For the quarters ended June 30, 2013 and 2012, cost of maintenance revenue was $51.5 million, or 10.6%, and $50.9 million, or 10.1%, of total revenue, respectively, and 17.8% and 18.3% of maintenance revenue, respectively.

Cost of maintenance revenue for the quarter ended June 30, 2013 was essentially flat compared to the prior year quarter.

Cost of Professional Services Revenue

Cost of professional services revenue consists primarily of salaries, related personnel costs and third party subcontracting fees associated with implementation, consulting and education services that we provide to our customers and the related infrastructure to support this business. For the quarters ended June 30, 2013 and 2012, cost of professional services revenue was $49.2 million, or 10.2%, and $57.7 million, or 11.4%, of total revenue, respectively, and 92.3% and 106.9% of professional services revenue, respectively.

Cost of professional services revenue for the quarter ended June 30, 2013 decreased by $8.5 million, or 14.7%, from the prior year quarter. This decrease was attributable primarily to a $6.3 million decrease in third party subcontracting fees and a $2.1 million decrease in personnel and related costs, due principally to a decrease in professional services headcount.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, related personnel costs, sales commissions and costs associated with advertising, marketing, industry trade shows and sales seminars. For the quarters ended June 30, 2013 and 2012, selling and marketing expenses were $146.5 million, or 30.3%, and $164.9 million, or 32.7%, of total revenue, respectively.

Selling and marketing expenses for the quarter ended June 30, 2013 decreased by $18.4 million, or 11.2%, from the prior year quarter. This decrease was attributable primarily to a $20.9 million decrease in sales personnel and related costs, principally due to a decrease in sales personnel headcount as well as a decrease in variable compensation expense attributable to a decrease in revenue, a $1.4 million decrease in share-based compensation expense and a $1.8 million decrease in other professional fees. These decreases were partially offset by a $5.4 million increase in severance expense associated with a workforce reduction.

Research and Development Expenses

Research and development expenses consist primarily of salaries and personnel costs and third party subcontracting fees related to software developers and development support personnel, including product management, software programmers, testing and quality assurance personnel and writers of technical documentation, such as product manuals and installation guides. These expenses also include computer hardware and software costs, telecommunications costs and personnel costs associated with our development and production labs. For the quarters ended June 30, 2013 and 2012, research and development expenses were $43.0 million, or 8.9%, and $42.2 million, or 8.4%, of total revenue, respectively.

Research and development expenses for the quarter ended June 30, 2013 increased by $0.8 million, or 1.9%, over the prior year quarter. This increase was attributable primarily to a $3.6 million increase in share-based compensation expense, a $1.5 million increase in facilities expense and a $1.3 million increase in severance expense associated with a workforce reduction, partially offset by a $5.2 million decrease in personnel costs, due principally to a decrease in research and development headcount.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related personnel costs of executive management, finance and accounting, facilities management, legal and human resources. Other costs included in general and administrative expenses include fees paid for outside accounting and legal services, consulting projects and insurance. For the quarters ended June 30, 2013 and 2012, general and administrative expenses were $73.3 million, or 15.2%, and $63.0 million, or 12.5%, of total revenue, respectively.

General and administrative expenses for the quarter ended June 30, 2013 increased by $10.3 million, or 16.3%, over the prior year quarter. This increase was attributable to a $12.7 million increase in merger-related costs, a $1.4 million increase in severance expense associated with a workforce reduction, a $1.3 million increase in personnel costs and a $1.1 million net increase in other expenses, partially offset by a $6.2 million reduction in proxy contest costs.

Amortization of Intangible Assets

Amortization of intangible assets consists of the amortization of customer relationships and other intangible assets recorded in connection with our business combinations. For the quarters ended June 30, 2013 and 2012, amortization of intangible assets was $10.3 million and $12.6 million, respectively.

Amortization of intangible assets for the quarter ended June 30, 2013 decreased by $2.3 million, or 18.3%, from the prior year period. This decrease was attributable primarily to a reduction in amortization associated with intangible assets acquired in connection with past acquisitions that became fully amortized, partially offset by amortization associated with intangible assets acquired in connection with our fiscal 2013 acquisitions.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest expense on our outstanding borrowings, interest earned, realized gains and losses on investments and foreign currency gains and losses. Other income (expense), net, for the quarters ended June 30, 2013 and 2012, was expense of $14.0 million and $8.2 million, respectively.

The change in other income (expense), net for the quarter ended June 30, 2013 was attributable primarily to a $4.8 million increase in interest expense, principally due to the issuance of our senior unsecured notes due December 2022 and the execution of our unsecured term loan due November 2015 (the Term Loan), and a decrease in interest and other income of $1.6 million.

Income Taxes

Income tax expense was $3.2 million and $11.6 million for the quarters ended June 30, 2013 and 2012, respectively, resulting in effective tax rates of 5.7% and 17.7%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with earnings from lower tax rate jurisdictions throughout the world and our policy of indefinitely reinvesting earnings from certain jurisdictions (primarily in Europe), as well as due to additional accruals, changes in estimates, releases and settlements with taxing authorities related to our uncertain tax positions and benefits associated with income attributable to both domestic production activities and the extraterritorial income exclusion. During the quarters ended June 30, 2013 and 2012, the overall favorable effect of foreign tax rates on our effective tax rate was 16.1% and 13.4% of pre-tax earnings, respectively. Our effective tax rate could fluctuate on a quarterly basis and could be adversely affected to the extent forecasted earnings for the year are lower than anticipated in countries with lower statutory rates and higher than anticipated in countries with higher statutory rates. During the quarter ended June 30, 2013, our effective tax rate was favorably impacted 14.6% by net tax benefits associated with releases and tax authority settlements related to prior years’ tax matters.

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in our quarterly earnings press releases and other public disclosures. The primary non-GAAP financial measures we focus on are: (i) non-GAAP operating income, (ii) non-GAAP net earnings, and (iii) non-GAAP diluted earnings per share. Each of these financial measures excludes the impact of certain items and therefore has not been calculated in accordance with GAAP. These non-GAAP financial measures exclude share-based compensation expense; the amortization of intangible assets; severance, exit costs and other restructuring charges; proxy contest costs; merger-related costs; as well as the related tax impacts of these items. Each of the non-GAAP adjustments is described in more detail below. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is also included below.

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

While we believe that these non-GAAP financial measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Items such as share-based compensation expense; the amortization of intangible assets; severance, exit costs and other restructuring charges; proxy contest costs; merger-related costs; as well as the related tax impacts of these items that are excluded from our non-GAAP financial measures can have a material impact on net earnings. As a result, these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, net earnings, cash flow from operations or other measures of performance prepared in accordance with GAAP. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. Investors are encouraged to review the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures below.

For a detailed explanation of the adjustments made to comparable GAAP financial measures, the reasons why management uses these measures and the usefulness of these measures, see items (1) – (6) below.

	Quarter Ended June 30,
	2013	2012
	(In millions)
Operating income:
GAAP operating income	$69.7	$73.9
Share-based compensation expense (1)	40.0	37.6
Amortization of intangible assets (2)	19.5	24.9
Severance, exit costs and other restructuring charges (3)	13.3	5.4
Proxy contest costs (4)	—	6.2
Merger-related costs (5)	12.7	—

Non-GAAP operating income	$155.2	$148.0

	Quarter Ended June 30,
	2013	2012
	(In millions)
Net earnings:
GAAP net earnings	$52.5	$54.1
Share-based compensation expense (1)	40.0	37.6
Amortization of intangible assets (2)	19.5	24.9
Severance, exit costs and other restructuring charges (3)	13.3	5.4
Proxy contest costs (4)	—	6.2
Merger-related costs (5)	12.7	—
Provision for income taxes on above pre-tax non-GAAP adjustments (6)	(26.5)	(22.3)

Non-GAAP net earnings	$111.5	$105.9

	Quarter Ended June 30,
	2013	2012
Diluted earnings per share*:
GAAP diluted earnings per share	$0.36	$0.33
Share-based compensation expense (1)	0.28	0.23
Amortization of intangible assets (2)	0.13	0.15
Severance, exit costs and other restructuring charges (3)	0.09	0.03
Proxy contest costs (4)	—	0.04
Merger-related costs (5)	0.09	—
Provision for income taxes on above pre-tax non-GAAP adjustments (6)	(0.18)	(0.14)

Non-GAAP diluted earnings per share*	$0.77	$0.65

*	Non-GAAP diluted earnings per share is computed independently for each period presented. The sum of GAAP diluted earnings per share and non-GAAP adjustments per share may not equal non-GAAP diluted earnings per share due to rounding differences.

(1)	Share-based compensation expense. Our non-GAAP financial measures exclude the compensation expenses required to be recorded by GAAP for equity awards to employees and directors. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding expenses related to share-based compensation, because these costs are generally fixed at the time an award is granted, are then expensed over several years and generally cannot be changed or influenced by management once granted.

(2)	Amortization of intangible assets. Our non-GAAP financial measures exclude costs associated with the amortization of intangible assets, which are included in cost of license revenue and amortization of intangible assets in our condensed consolidated statements of comprehensive income. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding amortization of intangible assets, because these costs are fixed at the time of an acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management after the acquisition.
(3)	Severance, exit costs and other restructuring charges. Our non-GAAP financial measures exclude severance, exit costs and other restructuring charges, and any subsequent changes in estimates, as they relate to our corporate restructuring and exit activities. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding severance, exit costs and other restructuring charges, in order to provide comparability and consistency with historical operating results.
(4)	Proxy contest costs. During the first quarter of fiscal 2013, the Company became engaged in a proxy contest initiated by a shareholder of the Company. We recorded a charge of approximately $6.2 million for unplanned proxy contest expenses during the first quarter of fiscal 2013, consisting primarily of outside financial advisory, legal, solicitation and consulting fees. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding such costs, in order to provide comparability and consistency with historical operating results.
(5)	Merger-related costs. On May 6, 2013, the Company entered into an Agreement and Plan of Merger with an entity formed by affiliates of investment funds advised by Bain Capital, LLC, Golden Gate Private Equity, Inc. and Insight Venture Management, LLC, and an entity affiliated with GIC Special Investments Pte Ltd. During the first quarter of fiscal 2014, we incurred merger-related costs of $12.7 million, consisting primarily of outside financial advisory, legal and consulting fees. Management and the Board of Directors believe it is useful in evaluating corporate performance during a particular time period to review the supplemental non-GAAP financial measures, excluding such costs, in order to provide comparability and consistency with historical operating results.
(6)	Provision for income taxes on above pre-tax non-GAAP adjustments. Our non-GAAP financial measures exclude the tax impact of the above pre-tax non-GAAP adjustments. This amount is calculated using the tax rates of each country to which these pre-tax non-GAAP adjustments relate. Management excludes the non-GAAP adjustments on a net-of-tax basis in evaluating our performance. Therefore, we exclude the tax impact of these charges when presenting non-GAAP financial measures.

Liquidity and Capital Resources

At June 30, 2013, we had $1.8 billion in cash, cash equivalents and investments, approximately 63% of which was held by our international subsidiaries and was largely generated from our international operations. Our international operations have generated $759.9 million of earnings that we have determined will be invested indefinitely in those operations. If such earnings were to be repatriated, we would incur a United States federal income tax liability that is not currently accrued in our financial statements. We also had outstanding letters of credit, performance bonds and similar instruments at June 30, 2013 of approximately $48.4 million primarily in support of performance obligations to various customers but also related to facilities and other obligations.

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

The above senior unsecured notes contain provisions for a put option upon a change of control, requiring us to offer to purchase the senior notes at 101% of principal plus accrued and unpaid interest. In June 2013, we solicited and received consents relating to our senior unsecured notes due June 2018, to amend the definition of “change in control” to exclude the Merger. In July 2013, we commenced a tender offer and consent solicitation to purchase for cash any and all of our issued and outstanding senior unsecured notes due February 2022 and our senior unsecured notes due December 2022 for total consideration of 101.5% of the principal amount plus accrued interest, and to obtain consent from holders of these senior unsecured notes to amend the definition of “change in control” to exclude the Merger. To receive the total consideration offered under the tender offer, holders of the senior unsecured notes must tender their notes and deliver their consents for the amendment to the definition of “change in control” by July 31, 2013. Holders that tender after July 31, 2013 will be entitled to 99% of the principal amount plus accrued interest. On August 1, 2013, the Company announced that it had received the requisite consents in the solicitations and had amended the indentures governing its senior unsecured notes due February 2022 and its senior unsecured notes due December 2022 to amend the definition of “change of control” to exclude the Merger. All consent and tender payments will be made at closing of the Merger.

All of the above senior unsecured notes also contain provisions for early redemption, at our option, at an amount equal to the greater of 100% of the principal amount to be redeemed or the sum of the present values of the remaining principal and interest payments discounted to the redemption date.

In November 2012, we entered into a $200.0 million unsecured term loan agreement, due November 2015, with an institutional lender. Net proceeds to us after issuance costs amounted to $199.6 million. The Term Loan bears interest at a variable rate equal to the one-month LIBOR plus 1.625%, based upon our current debt rating, payable monthly. The Term Loan may be prepaid at our option any time after the second anniversary of the closing date, or in the case of a change in control event may be prepaid prior to the second anniversary of the closing date, at the principal amount plus a 0.50% premium. We concurrently entered into an interest rate swap agreement to hedge the variability of cash interest payments due to changes in the LIBOR benchmark interest rate, fixing our interest rate at 2.033%. The interest rate swap matures in November 2015 and has periodic interest settlements, both consistent with the terms of our Term Loan. We have designated the interest rate swap as a cash flow hedge of the variability of interest payments under the Term Loan due to changes in the LIBOR benchmark interest rate. At June 30, 2013, the fair value of our interest rate swap was a liability of $0.4 million and was recorded within other long-term liabilities in our condensed consolidated balance sheets.

In November 2010, we entered into a credit agreement with certain institutional lenders providing for an unsecured revolving credit facility in an amount up to $400.0 million which is scheduled to expire on November 30, 2014 (the Credit Facility). Subject to certain conditions, at any time prior to maturity, we may invite existing and new lenders to increase the size of the Credit Facility up to a maximum of $600.0 million. The Credit Facility includes provisions for swing line loans of up to $25.0 million and standby letters of credit of up to $50.0 million. Revolving loans under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) the base rate (as defined) plus a margin based on the credit ratings of our senior unsecured notes due June 2018, or (ii) the LIBOR rate (as defined) plus a margin based on the credit ratings of our senior notes due June 2018, for interest periods of one, two, three or six months. As of June 30, 2013 and through August 5, 2013, we have not borrowed any funds under the Credit Facility.

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

Our cash flows for the quarters ended June 30, 2013 and 2012 were:

	Quarter Ended June 30,
	2013	2012
	(In millions)
Net cash provided by operating activities	$267.1	$219.6
Net cash provided by (used in) investing activities	1.2	(89.1)
Net cash provided by (used in) financing activities	5.7	(146.0)
Effect of exchange rate changes on cash and cash equivalents	(10.8)	(15.9)

Net change in cash and cash equivalents	$263.2	$(31.4)

Cash Flows from Operating Activities

Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities for the quarter ended June 30, 2013 increased by $47.5 million from the prior year period, attributable primarily to the net impact of working capital changes.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities for the quarter ended June 30, 2013 increased by $90.3 million over the prior year period. This increase was attributable primarily to increases in proceeds from maturities and a reduction in purchases of investments.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities for the quarter ended June 30, 2013 increased by $151.7 million over the prior year period, attributable primarily to a decrease in treasury stock purchases.

Treasury Stock Purchases

Our Board of Directors has authorized a total of $6.0 billion to repurchase common stock under a common stock repurchase program. On November 23, 2012, we entered into an accelerated share repurchase agreement (the ASR) to repurchase $750.0 million of our common stock under this program. Under the terms of the ASR, we paid $750.0 million to a financial institution and initially received 13.1 million shares of common stock, or 70% of the number of shares to be repurchased if such shares were repurchased at a price equal to the closing price of our common stock on November 23, 2012. The fair market value of the 13.1 million shares initially delivered was approximately $525.0 million and was included in treasury stock, reducing the weighted average number of basic and diluted common shares used to calculate EPS. The remaining $225.0 million was included in additional paid-in capital (APIC) in our consolidated balance sheet at March 31, 2013.

During the quarter ended June 30, 2013, the ASR repurchase period ended, and the Company received approximately 4.1 million additional shares from the financial institution which were included in treasury stock, reducing the weighted average number of basic and diluted common shares used to calculate EPS. As part of the final settlement of the ASR, the $225.0 million initially included in APIC was reclassified to treasury stock in our condensed consolidated balance sheet at June 30, 2013.

During the quarter ended June 30, 2013, there were no share repurchases under the Board authorizations; however, we repurchased 0.4 million shares for $18.1 million to satisfy employee tax withholding obligations upon the vesting of share-based awards. At June 30, 2013, approximately $700.2 million remains authorized in the stock repurchase program, which does not have an expiration date.

See PART II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds below for a monthly detail of treasury stock purchases for the quarter ended June 30, 2013.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we make and evaluate estimates and judgments, including those related to revenue recognition, capitalized software development costs, share-based compensation, goodwill and intangible assets and accounting for income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about amounts and timing of revenue and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. We have discussed the development and selection of the critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our related disclosures. The critical accounting policies related to the estimates and judgments are discussed in our Annual Report on Form 10-K for the year ended March 31, 2013 under Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies and estimates during the quarter ended June 30, 2013.

New Accounting Pronouncements Not Yet Adopted

There are no new accounting pronouncements that have not yet been adopted by the Company.

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

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations, the impact of changes in interest rates on our investments and long-term borrowings and changes in market prices of our debt and equity securities. In the normal course of business, we employ established policies and procedures to manage these risks including the use of derivative instruments. There have been no material changes in our foreign currency exchange rate risk management strategy or our portfolio management strategy subsequent to March 31, 2013; therefore, the risk profile of our market risk sensitive instruments remains substantially unchanged from the description in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

Prior to and following the announcement of the execution of the Merger Agreement on May 6, 2013, several lawsuits challenging the proposed acquisition of BMC were filed in state courts in Texas and in Delaware. Those actions are captioned: Henzel v. BMC Software, Inc., et. al., C.A. No. 8542-VCL (Del. Ch.); Steinberg v. BMC Software, Inc. et al., C.A. No. 8544-VCL (Del. Ch.); Alaska Electrical Pension Fund v. BMC Software, Inc., et al., C.A. No. 8565-VCL (Del. Ch.); Purnell, et al. v. BMC Software, Inc., et al., C.A. No. 8582-VCL (Del. Ch.); USW Staff Pension Plan v. BMC Software, Inc., et al., C.A. No. 8590-VCL (Del. Ch.); Neulinger v. BMC Software, Inc., et al., C.A. No. 8609-VCL (Del. Ch.); Alaska Electrical Pension Fund v. BMC Software, Inc., et al., No. ED101J017416034, (Tex. D. Ct., Harris Cty.); and Abekian v. BMC Software, Inc., et al., No. ED101J017493759, (Tex. D. Ct., Harris Cty.).

The Delaware actions were filed between May 9, 2013 and May 31, 2013. Each is a putative class action filed on behalf of the stockholders of BMC, and each names as defendants BMC, its directors, Bain Capital Partners, LLC, Golden Gate Private Equity, Inc., GIC Special Investment Pte Ltd, Insight Venture Management, LLC, Parent and Merger Sub, and certain actions also name Elliott Associates, L.P. and Elliott International, L.P. as defendants. The complaints allege that the directors of BMC breached their fiduciary duties by agreeing to the Merger Agreement and selling BMC for an inadequate price and following an insufficient process; the complaints also allege that the remaining defendants aided and abetted those alleged breaches. The complaints seek, among other relief, declaratory and injunctive relief against the Merger, and costs and fees. On June 6, 2013, the Delaware Court of Chancery (the Court) entered an order consolidating all Delaware actions (other than the Henzel action) under the caption In re BMC Software, Inc., Stockholder Litigation, Consolidated C.A. No. 8544-VCL. On June 14, 2013, the Court entered an Order appointing lead counsel for the putative class, and such counsel filed an Amended Consolidated Complaint and moved for expedited proceedings. On July 11, 2013, the Court entered an order consolidating the Henzel action into the consolidated stockholder litigation. On July 12, 2013, counsel for the putative class filed their motion for a preliminary injunction against the shareholder vote on the proposed Merger, based on alleged inadequate disclosures in the Company’s definitive proxy. On July 17, 2013, counsel for the putative class withdrew their motion for a preliminary injunction in light of certain supplemental disclosures made by BMC. On July 24, 2013, counsel for the putative class reached an agreement in principle to settle all claims related to the litigation (the Agreement). The Agreement provides for, among other things, a stay of all proceedings in such litigation, and releases for all defendants and their agents. Under the Agreement, promptly following approval of the settlement by the Court, but no sooner than the closing of the Merger, $12.4 million in cash (the Payment) will be distributed pro rata to all holders of BMC common stock and equity awards as of the closing. BMC will use funds taken from the proceeds of the Elliott Rollover (as defined below) to fund all of the Payment. Elliott will waive its right to participate in such payment, such that the entire Payment will be distributed to the other equity holders of BMC. The Agreement is subject to a number of preconditions, including entering into a Stipulation of Settlement and other final documentation, approval by the Court, consummation of the transactions contemplated by the Merger Agreement and completion of a rollover contribution by Elliott Associates, L.P., a current stockholder of the Company, to Parent of approximately $137 million.

The Abekian Texas action was filed on May 17, 2013 as a putative class action on behalf of the stockholders of BMC, and it names the same defendants (excluding Elliott Associates, L.P. and Elliott International, L.P.), asserts substantially the same allegations and seeks substantially the same relief as the Delaware actions.

The Texas action commenced by Alaska Electrical Pension Fund was filed on April 5, 2013 as an individual action on behalf of the named plaintiff only, and it named as defendants BMC and its directors. The Alaska Electrical Pension Fund’s Texas petition, filed before any transaction was announced, alleged that the individual defendants would breach their fiduciary duties if they allowed BMC’s management to take BMC private for an inadequate price and pursuant to an insufficient sales process, and it alleged that BMC itself would be aiding and abetting those alleged breaches. The Alaska Electrical Pension Fund’s Texas petition sought, among other relief, declaratory and injunctive relief enjoining any transaction, and costs and fees. On May 24, 2013, the Alaska Electrical Pension Fund filed a notice of non-suit without prejudice, and, on May 30, 2013, the Texas court took notice of the non-suit and dismissed all claims without prejudice.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended March 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Total Dollar Value	Approximate Dollar
			Total Number of Shares	of Shares Purchased	Value of Shares that
	Total Number of	Average Price	Purchased as Part of a	as Part of a	may yet be
	Shares	Paid per	Publicly Announced	Publicly Announced	Purchased Under
Period	Purchased (1)	Share	Program (2)	Program (2)	the Program (2)
April 1–30, 2013	7,098	$44.14	—	$—	$700,223,491
May 1–31, 2013	180,783	$45.38	—	—	$700,223,491
June 1–30, 2013	210,832	$45.28	—	—	$700,223,491

Total	398,713	$45.30	—	$—	$700,223,491

(1)	Includes 398,713 shares of our common stock withheld by us to satisfy employee tax withholding obligations.

(2)	Our Board of Directors has authorized a total of $6.0 billion to repurchase common stock under a common stock repurchase program. On November 23, 2012, we entered into an accelerated share repurchase agreement to repurchase $750.0 million of our common stock under this program, and initially received 13.1 million shares of common stock, valued at $525.0 million. During the quarter ended June 30, 2013, the ASR was settled and we received an additional 4.1 million shares. At June 30, 2013, approximately $700.2 million remains authorized for repurchase, and the program does not have an expiration date.

Item 6.	Exhibits

(a) Exhibits.

31.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of BMC Software, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BMC SOFTWARE, INC.

August 5, 2013	By:	/s/ ROBERT E. BEAUCHAMP
Robert E. Beauchamp
Chairman of the Board, President and Chief Executive Officer

August 5, 2013	By:	/s/ STEPHEN B. SOLCHER
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